Form 10KSB
period 1996-03-31
MOTORCAR PARTS & ACCESSORIES INC
filed 1996-07-01
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1996

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
           _________

                           Commission File No. 0-23538
                                              ---------

                       MOTORCAR PARTS & ACCESSORIES, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

              NEW YORK                                           11-2153962
- -------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2727 MARICOPA STREET, TORRANCE, CALIFORNIA                         90503
- ------------------------------------------                        --------
(Address of principal executive offices)                          Zip Code

Issuer's telephone number:  (310) 212-7910
                           ----------------

Securities registered under Section 12(b) of the Act:  None

Securities registered under Section 12(g) of the Act: Common Stock, $.01 par value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                Yes   [X]  No  [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year:  $44,913,000.

The aggregate market value, calculated on the basis of the average bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System, of the voting stock held by non-affiliates of the Registrant at June 25, 1996 was approximately $53,854,000.

There were 4,879,500 shares of Common Stock outstanding at June 25, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III of the Registrant's Proxy Statement relating to its 1996 Annual Meeting of Shareholders is incorporated by reference herein

                                     PART I

ITEM 1.    DESCRIPTION OF BUSINESS.

GENERAL

           The Company is a leading remanufacturer and distributor of replacement alternators and starters for imported cars and light trucks in the United States. The Company's alternators and starters are remanufactured for vehicles imported from Japan, Germany, Sweden, England, France, Italy and Korea. The imported vehicles for which the Company remanufactures alternators and starters also include (i) "world cars," which are produced by General Motors, Chrysler and Ford and originally equipped with components produced by foreign manufacturers, and (ii) "transplants," which are manufactured in the United States by Toyota, Nissan, Honda, Mazda and others. The Company also assembles and distributes ignition wire sets for imported and domestic cars and light trucks.

           The Company's products are sold throughout the United States to many of the nation's largest chains of retail automotive stores, including Northern Automotive, AutoZone, The Pep Boys, Hi-Lo Automotive, Trak Automotive and O'Reilly Automotive. The Company also sells its alternators and starters throughout Canada as a supplier to that country's largest chain of retail automotive stores, Canadian Tire. During the last several years, the Company has concentrated on sales to retail automotive chains, which the Company believes is the fastest growing segment of the automotive after-market industry. As a result of these efforts, the Company commenced shipments to AutoZone and The Pep Boys in fiscal 1995 and to Canadian Tire in fiscal 1996. For fiscal 1996, approximately 72% of the Company's sales were to retail automotive chains comprised of approximately 3,700 stores, with the balance of sales primarily to large warehouse distributors, such as Parts, Inc. and Hahn Automotive.

           In fiscal 1996, Delphi selected the Company to supply remanufactured alternators and starters for imported vehicles for distribution through Service Parts Operations (SPO). In September 1995, the Company commenced shipment of products under this new arrangement. The units supplied by the Company under its arrangement with Delphi will be sold under General Motors' private label, AC Delco.

THE AUTOMOTIVE AFTER-MARKET INDUSTRY

           The Company's market, the import automotive after-market industry for alternators and starters, which is comprised almost exclusively of remanufacturers and rebuilders, has experienced significant growth during recent years. The Company expects this growth to continue as a result of several trends. These trends include the proliferation of imported cars and light trucks (including world cars and transplants) in use, the growth in the number of miles driven each year and the growth in the number of imported vehicles at the prime repair age of four years and older.

           Two distinct  groups of end-users buy replacement  automotive  parts:
(i) individual consumers, who purchase parts to perform "do-it-yourself" repairs on their own vehicles; and (ii) professional installers, which include automotive repair shops and the service departments of automobile dealers. The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Automotive repair shops generally purchase parts through local independent parts wholesalers and through national warehouse distributors. Automobile dealer service departments generally obtain parts through the distribution systems of automobile manufacturers. In recent years, chains of retail stores in the automotive after-market industry have become an increasingly important channel for the distribution of the Company's products. In addition, the Company also believes that significant consolidation among distributors of automotive replacement parts has resulted in fewer and larger distributors.

           Remanufacturing of operational replacement parts is a significant component of the automotive aftermarket industry. Sales by chains of retail automotive stores and by automotive wholesalers of remanufactured alternators and starters are believed by the Company to comprise the vast majority of the Company's market. Only a portion of that market is supplied by the sale of similar new replacement parts. Remanufacturing, which involves the re-use of parts which might otherwise be discarded, creates a supply of parts at a significantly lower cost to the user than newly-manufactured parts, and makes available automotive parts which are no longer being manufactured. By making readily available parts for automotive general use, remanufacturing benefits automotive repair shops by relieving them of the need to rebuild worn parts on an individual basis and conserves materials which would otherwise be used to manufacture new replacement parts. Most importantly, however, the Company's remanufactured parts are sold at significantly lower prices than competitive new replacement parts. These features also enable retail customers themselves to engage in cost-saving repairs.

COMPANY PRODUCTS

           The Company's primary products are remanufactured replacement alternators and starters for imported cars and light trucks. The Company also assembles and distributes ignition wire sets for the automotive after-market for use in a wide variety of makes and models of foreign automobiles. Alternators, starters and ignition wire sets are essential components in all makes and models of automobiles. These products constitute non-elective replacement parts, which are required for a vehicle to operate. Approximately 13% of the Company's products are sold under its brand name, including the use of its registered trademark "MPA," and the remainder are sold for resale under customer private labels. Customers that sell the Company's products under private label include Northern Automotive, The Pep Boys, AutoZone, Parts, Inc. and Delphi.

           The Company's alternators and starters are produced to meet or exceed automobile manufacturer specifications depending upon the make and model of the automobile. The Company remanufactures a broad assortment of starters and alternators in order to accommodate the numerous and increasing varieties of these products currently in use. The Company currently provides approximately 750 different alternators and 525 different starters. The Company's alternators and starters are provided for virtually all Japanese manufacturers, including Toyota, Honda, Nissan, Mazda and Mitsubishi, certain European manufacturers, including Mercedes Benz, BMW, Volvo and Volkswagen, manufacturers of world cars, including Chrysler, General Motors and Ford, and foreign manufacturers of transplant cars.

CUSTOMERS

           GENERAL

           The Company's products are marketed throughout the United States and Canada. The Company's customers consist of many of the United States' largest chains of retail automotive stores and automotive warehouse distributors. The Company also sells its products to Canada's largest chain of retail automotive stores, Canadian Tire.

           A significant percentage of the Company's sales has been concentrated among a relatively small number of customers. The Company's four largest customers accounted for approximately 21%, 11%, 20% and 18%, respectively, of net sales during fiscal 1996. The Company's three largest customers accounted for approximately 27%, 14% and 12%, respectively, of the Company's net sales during fiscal 1995. There can be no assurance that this concentration of sales among customers will not continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer would have a material adverse effect on the Company's sales and operating results. In addition, customers may demand price concessions from the Company that could adversely affect profit margins. The Company's arrangements with most of its customers are based on the receipt of purchase orders and otherwise are not subject to long-term written contracts and generally may be terminated upon short notice.

OPERATIONS OF THE COMPANY

           CORES

           In its remanufacturing operations, the Company obtains used alternators and starters, commonly known as "cores," which are sorted by make and model and stored until needed. When needed for remanufacturing, the cores are completely disassembled into component parts. Components which can be incorporated into the remanufactured product are thoroughly cleaned, tested and refinished. All components known to be subject to major wear, and those components determined not to be reusable or repairable, are replaced by new components. The unit is then reassembled on an assembly line into a finished product. Inspection and testing are conducted at various stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions.
Components of cores which are not used by the Company in its remanufacturing process are sold as scrap.

           The majority of the cores remanufactured by the Company are obtained from customers as trade-ins, which are credited against future purchases. The Company's customers encourage consumers to exchange their used units at the time of purchase through the use of credits. To a lesser extent, the Company also purchases cores in the open market from core brokers, who are dealers specializing in buying and selling cores. Although the Company believes that the open market does not and will continue not to represent a primary source of cores, this market offers a reliable source for maintaining stock balance. Other materials and components used in remanufacturing are also purchased in the open market. The ability to obtain cores of the types and quantities required by the Company is essential to the Company's ability to meet demand and expand production.

           The price of a finished product generally is comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing. Although, upon receipt of a core as a trade-in, credit generally is given to the customer for the full current core value of the unit traded in. The Company believes it may be informative to indicate the effects of presenting core trade-ins as a purchase of materials as opposed to a reduction in sales. The Company limits trade-ins to cores for units included in its sales catalogs and in condition able to be remanufactured, and credit for cores is allowed only against purchases by a customer of similar remanufactured products within a specified time period. A customer's total allowable credit for core trade-ins is further limited by the dollar volume of the customer's purchases of similar products within such time period.

           The Company's reported sales reflect the deduction of the core value of cores returned for credit as well as other customary industry allowances and trade-ins. Consequently, variations in the rate of core trade-ins affect sales and cash receipts, and, in periods of relatively heavy core trade-ins, sales may show smaller increases (or greater decreases) than unit sales. Core values fluctuate on the basis of several economic factors, including market availability and demand and core prices then being paid by other remanufacturers and core brokers.

           PRODUCTION PROCESS

           The initial step in the Company's remanufacturing process begins with the receipt in boxed quantities of cores from various sources, including trade-ins from customers and purchases in the open market. The cores are assessed and evaluated for inventory control purposes and then sorted by part number. Each core is then completely disassembled into all of its fundamental components. The components are cleaned in a process that employs customized equipment, detergents and other chemicals. The cleaning process is accomplished in accordance with the required specifications of the particular units.

           After the cleaning process is complete, the components are then inspected and tested as prescribed by the Company's rigorous quality control program. This program, which is implemented throughout the operational process, is known as statistical process control. Upon passage of all tests, the components are placed on an automatic conveyor for assembly into the required units. The assembly process is monitored by designated quality control personnel. Each fully assembled unit is then subjected to additional testing to ensure performance and quality. Finished products are then either stored in the Company's warehouse facility or packaged for immediate delivery. In addition, to maximize efficiency, the Company stores in its warehousing facilities component parts ready for assembly. The Company's management information systems, including hardware and software, facilitate the remanufacturing process from cores to finished products. In general, this process takes approximately four days.

           The Company currently conducts business with an affiliated entity, MVR Products Pte Limited ("MVR"), which is 70%-owned by Mel and Richard Marks and 30%-owned by Vincent Quek, a resident of Singapore, who is not an affiliate of the Company. MVR operates a shipping warehouse and testing facility, maintains office space and remanufacturing capability in Singapore and does business with Unijoh Sdn, Bhd ("Unijoh"), which is an affiliated Malaysian entity. Unijoh is 70%-owned by Mel and Richard Marks and is 30%-owned by Mr. Quek. Unijoh conducts remanufacturing operations similar to those conducted by the Company at its remanufacturing facility. All of the products remanufactured by Unijoh are processed for the Company on an independent contract remanufacturing basis. The Company provides Unijoh with raw materials, which are included in the Company's inventory. Although Unijoh's remanufacturing operations are not part of the Company's efforts to achieve ISO 9001 certification, these operations are conducted with quality control standards and other internal controls similar to those currently implemented at the Company's remanufacturing facility. The facilities of MVR and Unijoh are located approximately one hour drive apart. As of March 31, 1996, the inventory located at MVR's and Unijoh's facilities represented approximately 3.2% of all of the Company's inventory. The Company believes that its relationship with its operating affiliates is important because of the lower labor costs experienced by these affiliates in the same remanufacturing process.

           PRODUCT TRADE-INS

           The Company has a trade-in policy that it believes is typical for the remanufactured automotive replacement parts industry. A manufacturer typically provides a product warranty that is honored whether or not the purchaser continues to do business with the manufacturer. As the Company believes is the practice in its industry, however, the Company accepts product trade-ins only if the purchaser makes future purchases from the Company within a specified time period. Product trade-ins to the Company result only in credits against future purchases. If a customer ceases doing business with the Company, the Company recognizes no further obligations to that customer with respect to product trade-ins and no additional product returns would be accepted by the Company. The customer would return any returnable products to a new remanufacturer maintaining the same policy, which remanufacturer would accept the product trade-ins and grant appropriate credits regardless of whether the units were originally purchased from that new remanufacturer.

           As a result of the product trade-in policy in the Company's industry, the Company accounts for product trade-ins on a current basis. No reserve is made for future product trade-ins since there is no on-going obligation to accept such trade-ins in the absence of continuing sales to the returning customer. The Company believes that its return rate has been consistent with the return rates generally experienced in its industry. In addition, the obligation to accept trade-ins is only recognized as a credit against future sales in the form of a reduction in the purchase price for those sales. The Company's product trade-in policy encompasses all product trade-ins, including cores, true warranty trade-ins, alleged warranty trade-ins and any other product adjustments. The amount of the credit given in connection with a returned unit is equal to the sum of the unit price and the core price.

COMPETITION

           The Company's segment of the automotive after-market industry, composed of remanufacturers and rebuilders of alternators and starters for imported cars and light trucks, is highly competitive. The Company's competitors include several other relatively large sources of remanufactured units and numerous smaller, regional rebuilders. Certain of the Company's competitors sell a wide variety of other automotive parts, thereby establishing broader name recognition in the entire automotive after-market, including the Company's market. In addition, certain of the Company's competitors are divisions or subsidiaries of entities also engaged in other businesses which have substantially greater financial resources than those of the Company. The Company also competes with several large regional remanufacturers and with remanufacturers which are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution. Alternators and starters produced by regional and other small rebuilders typically are not processed and finished to the same extent as, and do not compete directly with, the Company's products. The Company also competes with numerous rebuilders which serve comparatively local areas.

           The Company's products have not been patented nor does the Company believe that its products are patentable. The Company will continue to attempt to protect its proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of its employees and other persons who have access to its proprietary processes and other information.

GOVERNMENTAL REGULATION

           The Company's operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company is not subject to any such laws and regulations which are specific to the automotive after-market industry. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. The operation of automotive parts remanufacturing plants, however, entails risks in these areas, and there can be no assurance that the Company will not incur material costs or liabilities. In addition, potentially significant expenditures could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future. The Company believes, although there can be no assurance, that the overall impact of compliance with regulations and legislation protecting the environment will not have a material effect on its future financial position or results of operations.

EMPLOYEES

            The Company has approximately 540 full time employees. Of the Company's employees, 18 are considered administrative personnel and three are sales personnel. None of the Company's employees is a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

ITEM 2.    DESCRIPTION OF PROPERTIES.

           The Company maintains facilities in Torrance, California, Woodbury, New York and Nashville, Tennessee. The Torrance facility contains approximately 125,000 square feet and accommodates the Company's corporate headquarters and remanufacturing, warehousing and other office requirements. The Company moved into this facility during September 1993. The five-year lease for the facility provides for a monthly rental of $36,900 and terminates on December 31, 1998. This facility was designed and equipped according to specifications generated by the Company in order to accommodate the Company's current and projected needs. The facility is anticipated to be sufficient to satisfy the Company's foreseeable production requirements. In order to permit increased production at its remanufacturing facility, in October 1995 the Company leased an additional 79,708 square feet of warehouse space nearby. The lease for this facility provides for a base monthly rental of $19,000 and terminates on December 31, 1998. The Company also maintains an East Coast administrative and sales office in Woodbury, New York. This site contains approximately 1,500 square feet of office space. The Company believes that, in the event that the Woodbury lease is not renewed, adequate alternative space is available in the same area at comparable rates. On May 1, 1995, the Company opened a 31,000-square foot warehouse and distribution facility in Nashville, Tennessee to service the Company's growing East Coast and Southern market. The lease for this facility expires on October 31, 1998 and provides for a monthly rental of $9,331. In addition, the Company has minor office facilities at its affiliate's location in Malaysia.

ITEM 3.    LEGAL PROCEEDINGS.

           There are no pending material legal proceedings to which the Company or any of its properties is subject nor, to the knowledge of the Company, are any legal proceedings threatened.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II


ITEM 5.    MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Company's Common Stock, par value $0.01 per share (the "Common Stock"), commenced trading on March 23, 1994 on the over-the-counter market and is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol MPAA. The following table sets forth the high and low bid prices for the Common Stock during each quarter of fiscal 1995 and fiscal 1996 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.


                                  FISCAL 1996               FISCAL 1995
                                  -----------               -----------
                              HIGH         LOW         HIGH            LOW
                              ----         ---         ----            ---

First Quarter               11             8 1/2       9 1/8            7
Second Quarter              15            10 3/8       8 1/2            7 1/2
Third Quarter               15 7/8        12 3/4       9 3/8            7
Fourth Quarter              15 7/8        11 3/8      10 5/8            7 1/8


           As of June 25, 1996, there were 4,879,500 shares of Common Stock outstanding held by 35 holders of record.

           The Company has not declared or paid dividends on the Common Stock during the last two fiscal years.

           The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, state law requirements and other relevant factors. In addition, the Company's agreement with its bank lender prohibits payment of dividends without the bank's prior consent, except dividends payable in Common Stock.

ITEM 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

GENERAL

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

                                                         YEAR ENDED MARCH 31,
                                                         --------------------
                                               1996             1995             1994
                                               ----             ----             ----
Net sales                                      100.0%            100.0%         100.0%
Cost of goods sold                              70.2              69.8           65.0
                                            --------          --------       --------
Gross profit (1)                                29.8              30.2           35.0
Selling expenses                                 4.4               5.3           10.3
General and administrative expenses             10.2              13.1           12.6
Moving expenses                                  0.0               0.0            1.2
                                            --------          --------       --------
Operating income                                15.2              11.8           10.9
Interest expense - net                           1.9               1.9            2.2
                                            --------          --------       --------
Income before income taxes                      13.3               9.9            8.7
Provision for income taxes
   (pro forma for fiscal 1994)                   5.2               4.2            3.5
                                            --------          --------       --------
Net income                                       8.1%              5.7%           5.2%
                                            ========          ========       ========


           In  its   remanufacturing   operations,   the  Company  obtains  used
alternators and starters, commonly known as "cores," from various sources, principally the Company's existing customers, as trade-ins. Net sales are reduced to reflect deductions for cores returned for credit and other deductions for trade-ins and allowances, and cost of goods sold is reduced by the credit given to customers for the cores returned. Such trade-ins are recorded when cores are received from customers. Credits for cores are allowed only against purchases of similar remanufactured products and are generally used within sixty days of issuance by the customer. Due to this trade-in policy, the Company does not reserve for trade-ins. In addition, since it is unlikely that a customer will not utilize its trade-in credits, the credit is recorded when the core is returned as opposed to when the customer purchases new products. The Company believes that this policy is consistent throughout the remanufacturing and rebuilding industry. Product and core trade-ins reducing net sales were approximately $28.9 million, $17.0 million and $13.1 million for fiscal 1996, 1995 and 1994, respectively. Core trade-ins reducing cost of goods sold were approximately $19.4 million, $11.0 million and $8.4 million for fiscal 1996, 1995 and 1994, respectively.

- ---------------------

           (1) The Company believes it may be informative to indicate the effects of presenting core trade-ins as a purchase of materials as opposed to a reduction in sales (i.e. present the information in a manner similar to traditional manufacturers) and portray gross profit percentage as the following:


                                                YEAR ENDED MARCH 31,
                                                --------------------
                                         1996          1995         1994
                                         ----          ----         ----

Net sales                               100.0%        100.0%        100.0%
Cost of goods sold                        79.2         78.2          75.2
                                        ------        -----        ------
Gross profit                              20.8%        21.8%         24.8%
                                        ======        ======       ======

FISCAL 1996 COMPARED TO FISCAL 1995

           Net sales for fiscal 1996 increased $16,656,000 or 58.9% from $28,257,000 to $44,913,000. The increase in net sales is attributable to sales to new customers, the general growth of business with existing customers and, indirectly, to, the Company believes, the continued aging of the import vehicle fleet. During fiscal 1996, the Company began shipping products to two significant new customers, Delphi Energy & Engine Management Systems, a division of General Motors, and Canadian Tire. The number of units shipped to all customers was approximately 1,074,000 during fiscal 1996 as compared with approximately 689,000 during fiscal 1995, representing an increase of approximately 55.9%.

           Cost of goods sold over the periods increased $11,808,000 or 59.9% from $19,712,000 to $31,520,000. The increases are attributable to additional costs during the recent year in connection with increased production. As a percentage of net sales these expenses increased to 70.2% for the recent fiscal year from 69.8% for the prior fiscal year. This relatively small percentage increase is primarily attributable to increased direct production costs, which were partially offset by benefits the Company experienced from leveraging indirect production costs over increased net sales. In February 1996, the Company began experiencing pricing pressures on certain of its alternators and starters, which may affect gross profit to a limited extent in the future. The Company also anticipates lowering its manufacturing costs to help offset price decreases in response to these pricing pressures.

           Selling expenses over the periods increased $486,000 or 32.4% from $1,498,000 to $1,984,000. This increase was the result of an increase of approximately $433,000 in advertising and other allowances to customers during fiscal 1996. The balance of the increase was primarily attributable to increased salaries of the Company's sales force. Advertising allowances accounted for 57.5% of the Company's total selling expenses for fiscal 1996 as compared to 47.3% for fiscal 1995. Despite these increases, selling expenses as a percentage of net sales decreased to 4.4% from 5.3% over the periods reflecting leveraging of these expenses over increased net sales.

           General and administrative expenses over the periods increased $873,000 or 23.6% from $3,704,000 to $4,577,000. Approximately 69.2% of the increase was due to costs incurred under the Company's new incentive bonus plan which was implemented in September 1995. The additional increase is primarily attributable to increased insurance coverage, computer expenses and professional fees. As a percentage of net sales, general and administrative expenses decreased from 13.1% to 10.2% over the periods reflecting leveraging of these expenses over increased net sales.

           Interest expense net of interest income of $219,000 for fiscal 1996 was $833,000, an increase of 54.3% from $540,000 in fiscal 1995. Interest expense is comprised principally of interest on the Company's revolving credit facility. The significantly increased interest expense over the prior year was due to the Company's increased borrowing under this facility. Interest income is derived from short-term investments principally from the Company's second public offering in November 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

           Net sales over the periods increased $7,682,000 or 37.3% from $20,575,000 to $28,257,000. The increase in net sales is due to the addition during fiscal 1995 of two automotive retail chain customers, The Pep Boys and AutoZone, as well as increased sales to existing customers. In addition, the segment of the automotive after-market to which the Company sells its products continued to grow during fiscal 1995. The Company believes that this industry growth reflects the increased number of imported cars in the prime repair age, a trend that the Company believes will continue for the foreseeable future. Units shipped were approximately 456,000 during fiscal 1994 and approximately 689,000 during fiscal 1995, representing an increase of approximately 51.1%.

           Cost of goods sold over the periods increased $6,339,000 or 47.4% from $13,373,000 to $19,712,000. As a percentage of net sales, these expenses increased to 69.8% for the recent fiscal year from 65.0% for the prior fiscal year. The increase in cost of goods as a percentage of net sales sold primarily is attributable to the Company's decision at the beginning of fiscal 1995 to lower sales prices on most of its products. Although the Company's decision, in light of competitive pressures, led to higher cost of goods sold as a percentage of net sales, the Company believes that the decision led to additional sales to existing accounts and the addition of new customers. During fiscal 1995, the Company increased its monthly unit production by approximately 25,000 units per month from 27,000 to 52,000 units. Direct and indirect labor costs increased 56.1% from $2,194,000 in fiscal 1994 to $3,424,000 in fiscal 1995. Despite this increase, the Company believes that its direct labor costs per unit decreased in fiscal 1995 as a result of the increased volume of production. This reduction in direct labor costs per unit helped to offset the lower prices for which the Company sold its alternators and starters. The Company attributes 1.3% of the total 4.8% increase over the periods in cost of goods sold as a percentage of net sales to a change in advertising arrangements with certain of its customers in fiscal 1995, which had the effect of lowering net sales in fiscal 1995 with a concurrent reduction in selling expenses.

           Selling expenses over the periods decreased $619,000 or 29.2% from $2,117,000 to $1,498,000. As a result of the Company's change in advertising arrangements with certain of its customers, advertising allowances decreased by approximately $400,000. Advertising allowances accounted for 47.3% of the Company's total selling expenses for fiscal 1995 as compared with 52.4% for fiscal 1994. During fiscal 1994, the Company incurred approximately $90,000 of expenses in connection with the production of its bi-annual product catalog. The remainder of selling expenses in both periods was commissions to outside sales agents, as well as salaries and related expenses for the Company's sales personnel.

           General and administrative expenses over the periods increased $1,111,000 or 42.8% from $2,593,000 to $3,704,000. In response to present and anticipated future growth and the Company's new public status, the Company incurred increased salary expense as a result of hiring a new Chief Financial Officer and various other administrative personnel. In addition, general and administrative expenses increased as a result of the depreciation of new administrative computer equipment added during fiscal 1995, directors' and officers' insurance premiums and professional fees incurred commencing in fiscal 1995 relating to the Company's public status, as well as other expenses incurred in connection with present and anticipated future growth. The remainder of the Company's general and administrative expenses remained relatively constant in total dollar amount from fiscal 1994 to fiscal 1995.

           Interest expense (net of interest income of $73,000 for fiscal 1995) increased 19.2% or $87,000 over the periods. Interest expense is comprised principally of interest on the Company's revolving credit facility. Interest expense increased as a result of both higher interest rates as well as increased borrowings under the credit facility. Over the periods, the Company's borrowings increased from $4.3 million to $9.0 million and the effective interest rate increased from 6.5% to 9.0%, which resulted from general increases in market interest rates. The other component of interest expense is interest paid on capital leases, which was $65,000 in fiscal 1995 and $39,000 in fiscal 1994.

           During fiscal 1995, the provision for income taxes was $1,197,000 as compared with $728,000, on a pro forma basis, during fiscal 1994. The Company elected, effective January 1, 1994, to change its status from an "S" corporation to a "C" corporation.

           During fiscal 1994, the Company incurred a non-recurring charge of approximately $256,000 consisting primarily of the abandonment of leasehold improvements and moving expenses in connection with the relocation of its remanufacturing and warehouse operations.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's operations have been financed principally from the net proceeds of the Company's initial public offering in March 1994, the net proceeds of the Company's second public offering in November 1995, borrowings under a revolving credit facility and cash flows from operations. As of March 31, 1996 the Company's working capital was $44,254,000, including $8,500,000 of cash and cash equivalents.

           Net cash used in operating activities during fiscal 1996 and fiscal 1995 was $15,344,000 and $6,721,000, respectively. The increase in fiscal 1996 was due primarily to an increase in inventory of $16,434,000. This increase is due in large part to the Company's increased sales volume, anticipation of future growth, as well as additional SKUs offered by the Company. As of March 31, 1996, the current portion of capitalized lease obligations was $554,000.

           Net cash used in investing activities during fiscal 1996 and 1995 was $10,770,000 and $991,000, respectively. During fiscal 1996 the Company invested an additional $10,113,000 in short-term investments and purchased $657,000 of property, plant and equipment. During fiscal 1995, the Company purchased an additional $616,000 in short-term investments and $375,000 of property, plant and equipment. In fiscal 1996 the short-term investments were purchased with proceeds from the Company's 1996 public offering.

           Net cash provided by financing activities was $25,667,000 in fiscal 1996 and $4,525,000 in fiscal 1995. The increase in fiscal 1996 was primarily attributable to the proceeds from the second public offering and, to a much lesser extent, the exercise of warrants and options. Proceeds from the second public offering and the exercise of options and warrants totaled $20,369,000 in fiscal 1996. The balance of cash provided by financing activities in fiscal 1996 was from an increase in the Company's revolving line of credit. The increase in fiscal 1995 was due primarily to an increase in the Company's revolving line of credit.

           In September 1995, the Company amended its credit agreement with Wells Fargo Bank, National Association (the "Bank"). The credit agreement provides for a revolving credit facility in an aggregate principal amount not exceeding $15,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility, which expires on June 1, 1997, provides for an interest rate on borrowings at the lower of the Bank's prime rate and LIBOR plus 1.75%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At June 19, 1996, the outstanding balance on the credit facility was approximately $12,300,000.

           The Company's accounts receivable as of March 31, 1996 was $17,264,000. This represents an increase of $6,589,000 or 61.7% over accounts receivable on March 31, 1995. This is in line with sales increasing in fiscal 1996 by 58.9% over fiscal 1995. During the year, the Company increased its normal aging of its receivables with some of its customers. In addition, there are times when the Company extends payment terms with certain customers in order to help them finance an increase in their product line variety. The Company insures collection of certain of its accounts receivable through an insurance policy with an independent credit insurance company at an annual premium of approximately $70,000. The Company's policy generally has been to issue credit to new customers only after the customers have been included under the coverage of its accounts receivable insurance policy.

           The Company's inventory as of March 31, 1996 was $28,551,000, which represents an increase of $16,434,000 or 135.6% over inventory as of March 31, 1995. The increase reflects the Company's growth in sales through the addition in fiscal 1996 of Delphi and other new customers, increased business from existing customers and the need to have sufficient inventory to support shorter lead times for deliveries to customers. Also, the Company continues to increase the number of SKUs sold requiring the Company to carry raw materials for this wider variety of parts. The Company also increased its finished goods inventory (by approximately $1,400,000 as of March 31, 1996) in connection with the opening of its Nashville warehouse facility in November 1995.

ITEM 7.    FINANCIAL STATEMENTS.

           The information required by this item is set forth in the Financial Statements, commencing on page F-1 included herein.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           Not applicable.

                                    PART III


ITEM 9.    DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS
           AND CONTROL  PERSONS; COMPLIANCE WITH
           SECTION 16(a) OF THE EXCHANGE ACT.

           The information required by this item is incorporated by reference herein in the "Election of Directors" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 10.   EXECUTIVE COMPENSATION.

           The information required by this item is incorporated by reference herein in the "Executive Compensation" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT.

           The information required by this item is incorporated by reference herein in the "Security Ownership of Management" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           The information required by this item is incorporated by reference herein in the "Certain Transactions" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K.

           a.         EXHIBITS:


Number       Description Of Exhibit                      Method Of Filing
- ------       ----------------------                      ----------------

3.1        Certificate of Incorporation of the      Incorporated by reference to
           Company                                  Exhibit 3.1 to the Company's
                                                    Registration Statement on
                                                    Form SB-2 (No. 33-74528)
                                                    declared effective on March
                                                    22, 1994 (the "1994 Regist-
                                                    ration Statement").

3.2        Amendment to Certificate of              Incorporated by reference to
           Incorporation of the Company             Exhibit 3.2 to the Company's
                                                    Registration Statement on
                                                    Form S-1 (No. 33-97498)
                                                    declared effective on
                                                    November 14, 1995 (the
                                                    "1995 Registration
                                                    Statement").

3.3        By-Laws of the Company.                  Incorporated by reference to
                                                    Exhibit 3.2 to the 1994
                                                    Registration Statement.

4.1        Specimen Certificate of the              Incorporated by reference to
           Company's Common Stock.                  Exhibit 4.1 to the 1994
                                                    Registration Statement.

4.2        Form of Underwriter's Common Stock       Incorporated by reference to
           Purchase Warrant.                        Exhibit 4.2 to the 1994
                                                    Registration Statement.

4.3        1994 Stock Option Plan.                  Incorporated by reference to
                                                    Exhibit 4.3 to the 1994
                                                    Registration Statement.

4.4        Form of Incentive Stock Option           Incorporated by reference to
           Agreement.                               Exhibit 4.4 to the 1994
                                                    Registration Statement.

Number       Description Of Exhibit                      Method Of Filing
- ------       ----------------------                      ----------------

4.5        1994 Non-Employee Director Stock         Incorporated by reference to
           Option Plan                              Exhibit 4.5 to the Company's
                                                    Annual Report on Form 10-KSB
                                                    for  the  fiscal  year ended
                                                    March 31, 1995.

4.6        Executive and Key Employee Incentive     Incorporated by reference to
           Bonus Plan                               Exhibit  4.6  to  the  1995
                                                    Registration  Statement.

10.1 Credit Agreement, dated as of April Incorporated by reference to 15, 1994 by and between the Company Exhibit 10.1 to the Com-
           and Wells Fargo Bank, N.A.               pany's Current Report on
                                                    Form 8-K filed May 19, 1994.

10.2       Fourth Amendment to Credit               Incorporated by reference to
           Agreement, dated as of July 7, 1995      Exhibit 10.2 to the 1995
           by and between the Company and Wells     Registration  Statement.
           Fargo Bank, N.A.


10.3       Sixth Amendment to Credit  Agreement     Incorporated by reference to
           dated as of  September  20,  1995 by     Exhibit 10.3 to the 1995
           and  between  the  Company and Wells     Registration  Statement.
           Fargo Bank, N.A.

10.4       Lease  Agreement,   dated  March  9,     Incorporated by reference to
           1993, by and between the Company and     Exhibit 10.3 to the 1994
           Maricopa Enterprises, Ltd., relating     Registration Statement.
           to the Company's facility located in
           Torrance, California.

10.5       Lease  Agreement,  dated  October 7,     Incorporated by reference to
           1993,   relating  to  the  Company's     Exhibit 10.4 to the
           offices  located  in  Woodbury,  New     1994 Registration Statement.
           York,  by and among the  Company and
           Jay Davis, as receiver.

Number       Description Of Exhibit                      Method Of Filing
- ------       ----------------------                      ----------------

10.6       Amended  and   Restated   Employment     Incorporated by reference to
           Agreement,  dated as of September 1,     Exhibit 10.7 to the 1995
           1995, by and between the Company and     Registration Statement.
           Mel Marks.

10.7       Amended  and   Restated   Employment     Incorporated by reference to
           Agreement,  dated as of September 1,     Exhibit 10.8 to the 1995
           1995, by and between the Company and     Registration Statement.
           Richard Marks.

10.8       Employment  Agreement,  dated  as of     Incorporated by reference to
           February 1, 1994, by and between the     Exhibit  10.7 to the  1994
           Company and Steven Kratz.                Registration Statement.

10.9       Employment  Agreement,  dated  as of     Incorporated by reference to
           March 1, 1994,  by and  between  the     Exhibit 10.12 to the 1994
           Company and Peter Bromberg.              Registration  Statement.

10.10      Amendment   No.   1  to   Employment     Incorporated by reference to
           Agreement,  dated as of September 1,     Exhibit 10.12 to the 1995
           1995,  by and between the  Company       Registration Statement.
           and Peter Bromberg.

10.11      Employment  Agreement  dated  as  of     Incorporated by reference to
           September  1, 1995,  by and  between     Exhibit 10.13 to the 1995
           the Company and Eli Markowitz.           Registration  Statement.

10.12      Form of Consulting  Agreement  dated     Incorporated by reference to
           as of  September  1,  1995,  by  and     Exhibit 10.14 to the 1995
           between   the   Company  and  Selwyn     Registration Statement.
           Joffe.

10.13      Agency  Agreement,   dated  May  12,     Incorporated by reference to
           1990, by and between the Company and     Exhibit 10.8 to the 1994
           Kinoshita Company Limited.               Registration  Statement.

10.14      Agreement,  dated as of  February 2,     Incorporated by reference to
           1990, by and between the Company and     Exhibit 10.11 to the 1994
           Northern Automotive Corporation.         Registration Statement.

Number       Description Of Exhibit                      Method Of Filing
- ------       ----------------------                      ----------------

10.15 Lease Agreement, dated March 28, Incorporated by reference to 1995, by and between the Company and Exhibit 10.11 to the Com-Equitable Life Assurance Society of pany's Annual Report on Form
           the United  States,  relating to the     10-KSB for the fiscal year
           Company's    facility   located   in     ended March 31, 1995.
           Nashville, Tennessee.


10.16      Lease Agreement, dated September 19,     Incorporated by reference to
           1995,   by   and   between    Golkar     Exhibit 10.18 to the 1995
           Enterprises,  Ltd.  and the  Company     Registration Statement.
           relating to the  Company's  facility
           located in Nashville, Tennessee.


23.1       Consent  of  Richard  A.   Eisner  &     Filed herewith
           Company, LLP

27.1       Financial Data Schedule                  Filed herewith


           b.         REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1996.

                       MOTORCAR PARTS & ACCESSORIES, INC.



                                  - I N D E X -


                                                                           PAGE
                                                                          NUMBER

REPORT OF INDEPENDENT AUDITORS                                              F-2


BALANCE SHEETS AS AT MARCH 31, 1996
AND MARCH 31, 1995                                                          F-3


STATEMENTS OF OPERATIONS FOR EACH OF
THE YEARS IN THE THREE-YEAR PERIOD
ENDED MARCH 31, 1996                                                        F-4


STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY FOR EACH OF THE YEARS IN THE
THREE-YEAR PERIOD ENDED MARCH 31, 1996                                      F-5


STATEMENTS OF CASH FLOWS FOR EACH OF
THE YEARS IN THE THREE-YEAR PERIOD
ENDED MARCH 31, 1996                                                        F-6


NOTES TO FINANCIAL STATEMENTS                                               F-7

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
Motorcar Parts & Accessories, Inc.
Torrance, California

           We have audited the accompanying balance sheets of Motorcar Parts & Accessories, Inc. as at March 31, 1996 and March 31, 1995 and the related statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

           In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Motorcar Parts & Accessories, Inc. at March 31, 1996 and March 31, 1995 and the results of its operations, and its cash flows for each of the three years in the period ended March 31, 1996, in conformity with generally accepted accounting principles.

/s/ Richard A. Eisner & Company, LLP

New York, New York
May 17, 1996

                       MOTORCAR PARTS & ACCESSORIES, INC.

                                 BALANCE SHEETS


                                   A S S E T S                            MARCH 31,
                                   -----------                    -------------------------
                                     (Note E)                         1996           1995
                                                                  -----------   -----------
Current assets:
   Cash and cash equivalents (Note A[1])  .....................   $   164,000   $   611,000
   Short-term investments (Notes A[2] and B)  .................     8,336,000       616,000
   Accounts receivable - net of allowance
     for doubtful accounts (Notes A[3] and J) .................    17,264,000    10,675,000
   Inventory (Notes A[4] and C) ...............................    28,551,000    12,117,000
   Prepaid expenses and other current assets ..................       637,000       337,000
   Deferred income tax asset (Notes A[5]
     and K) ...................................................       226,000        45,000
                                                                  -----------   -----------
          Total current assets ................................    55,178,000    24,401,000

Long-term investments (Notes A[2] and B)  .....................     2,393,000
Plant and equipment - net (Notes A[6] and D)  .................     2,469,000     1,323,000
Other assets ..................................................       149,000        99,000
                                                                  -----------   -----------

          T O T A L ...........................................   $60,189,000   $25,823,000
                                                                  ===========   ===========

                              L I A B I L I T I E S
                              ---------------------

Current liabilities:
   Current portion of capital lease
     obligations (Note E) .....................................   $   554,000   $   183,000
   Accounts payable and accrued expenses ......................     8,855,000     5,549,000
   Income taxes payable (Notes A[5] and K)  ...................     1,331,000       546,000
   Due to affiliate (Note G)  .................................       184,000        27,000
                                                                  -----------   -----------
          Total current liabilities ...........................    10,924,000     6,305,000

Long-term debt (Note F) .......................................    14,541,000     8,989,000
Capitalized lease obligations - less current
   portion (Note E) ...........................................       594,000       513,000
Deferred income tax liability (Notes A[5]
   and K) .....................................................        99,000
                                                                                -----------
          T o t a l ...........................................    26,158,000    15,807,000
                                                                  -----------   -----------

Commitments and other matters
    (Notes H, I and J)

                              SHAREHOLDERS' EQUITY
                              --------------------
                                    (Note L)

Preferred stock; par value $.01 per share,
   5,000,000 shares authorized; none issued
Common stock; par value $.01 per share,
   10,000,000 shares authorized;
   4,819,750  and 3,207,500 shares issued and
   outstanding ................................................        48,000        32,000
Additional paid-in capital ....................................    28,431,000     8,078,000
Retained earnings .............................................     5,552,000     1,906,000
                                                                  -----------   -----------
          Total shareholders' equity ..........................    34,031,000    10,016,000
                                                                  -----------   -----------

          T O T A L ...........................................   $60,189,000   $25,823,000
                                                                  ===========   ===========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            STATEMENTS OF OPERATIONS


                                           YEAR ENDED MARCH 31,
                               --------------------------------------------
                                   1996            1995            1994
                               ------------    ------------    ------------
Income:
   Net sales (Note A[7]) ...   $ 44,913,000    $ 28,257,000    $ 20,575,000
                               ------------    ------------    ------------


Operating expenses:
   Cost of goods sold ......     31,520,000      19,712,000      13,373,000
   Selling expenses ........      1,984,000       1,498,000       2,117,000
   General and
     administrative expenses      4,577,000       3,704,000       2,593,000
   Moving expenses including
     abandonment of leases .                                        256,000
                               ------------    ------------    ------------
          Total operating
            expenses .......     38,081,000      24,914,000      18,339,000
                               ------------    ------------    ------------

Operating income ...........      6,832,000       3,343,000       2,236,000

Interest expense (net of
  interest income of
  $219,000 and $73,000 for
  1996 and 1995) ...........       (833,000)       (540,000)       (453,000)
                               ------------    ------------    ------------

Income before income taxes .      5,999,000       2,803,000       1,783,000

Provision for income taxes
   (Notes A[5] and K)  .....      2,353,000       1,197,000         251,000
                               ------------    ------------    ------------

Net income - historical ....   $  3,646,000    $  1,606,000       1,532,000
                               ============    ============


Pro forma:

   Pro forma additional
     income taxes
     (Notes A[5] and K)  ...                                        477,000
                                                               ------------

   Pro forma net income ....                                   $  1,055,000
                                                               ============



Weighted average common
   shares outstanding
   (Note A[8]) .............      3,939,000       3,295,000       2,018,000
                               ============    ============    ============


Net income per common share
  (pro forma for 1994) .....   $        .93    $        .49    $        .52
                               ============    ============    ============


                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (Note L)

                                                              Common Stock
                                                     --------------------------
                                                                                   Additional
                                                      Number of                      Paid-in       Retained
                                                       Shares          Amount        Capital        Earnings       Total
                                                     -----------    -----------    -----------   -----------   -----------
Balance - March 31, 1993 .........................     2,000,000    $    20,000    $   803,000   $ 1,451,000   $ 2,274,000


Net income .......................................                                                 1,532,000     1,532,000


Distribution to shareholders .....................                                                (1,165,000)   (1,165,000)


Transfer of undistributed S corporation retained
   earnings to additional paid-in capital                                            1,518,000    (1,518,000)        - 0 -
   (Note A[5]) ......................................


Proceeds from public offering (net of costs of
   $1,476,000) ...................................     1,207,500         12,000      5,757,000                   5,769,000
                                                     -----------    -----------    -----------   -----------   -----------


Balance - March 31, 1994 .........................     3,207,500         32,000      8,078,000       300,000     8,410,000


Net income .......................................         - 0 -          - 0 -          - 0 -     1,606,000     1,606,000
                                                     -----------    -----------    -----------   -----------   -----------


Balance - March 31, 1995 .........................     3,207,500         32,000      8,078,000     1,906,000    10,016,000


Proceeds from exercise of warrants and options ...       112,250          1,000        867,000                     868,000


Proceeds from public offering (net of costs of
   $1,874,000) ...................................     1,500,000         15,000     19,486,000                  19,501,000


Net income .......................................         - 0 -          - 0 -          - 0 -     3,646,000     3,646,000
                                                     -----------    -----------    -----------   -----------   -----------



BALANCE - MARCH 31, 1996 .........................     4,819,750   $    48,000   $28,431,000   $ 5,552,000   $34,031,000
                                                     ===========   ===========   ===========   ===========   ===========




               The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                            YEAR ENDED MARCH 31,
                                                                                 --------------------------------------
                                                                                  1996            1995            1994
                                                                                 ------          ------           -----
Cash flows from operating activities:
   Net income ...........................................................   $  3,646,000    $  1,606,000    $  1,532,000
   Adjustments to reconcile net income to net cash (used in) operating activities:
       Loss on abandonment and disposal of assets .......................                                        159,000
       Depreciation and amortization ....................................        429,000         306,000         160,000
       (Increase) decrease in:
         Accounts receivable ............................................     (6,589,000)     (6,409,000)       (566,000)
         Inventory ......................................................    (16,434,000)     (4,886,000)     (2,625,000)
         Prepaid expenses and other assets ..............................       (300,000)       (115,000)        (91,000)
         Other assets ...................................................        (50,000)         29,000         (15,000)
         Deferred income taxes ..........................................        (82,000)         20,000         (65,000)
       Increase (decrease) in:
         Accounts payable and accrued expenses ..........................      3,094,000       2,486,000          69,000
         Income taxes payable ...........................................        785,000         290,000         256,000
         Due to affiliate ...............................................        157,000         (48,000)
                                                                                            ------------    ------------

             Net cash (used in) operating activities ....................    (15,344,000)     (6,721,000)     (1,186,000)
                                                                            ------------    ------------    ------------


Cash flows from investing activities:
   Purchase of property, plant and equipment ............................       (657,000)       (375,000)       (293,000)
   Investments ..........................................................    (10,113,000)       (616,000)
                                                                                            ------------    ------------

             Net cash (used in) investing activities ....................    (10,770,000)       (991,000)       (293,000)
                                                                            ------------    ------------    ------------


Cash flows from financing activities:
   Net increase in line of credit .......................................      5,552,000       4,683,000         951,000
   Payments of long-term debt ...........................................       (254,000)                       (278,000)
   Payments on capital lease obligation .................................                       (158,000)        (91,000)
   Distributions to shareholders ........................................                                     (1,165,000)
   Proceeds from public offerings .......................................     19,501,000                       5,769,000
   Proceeds from exercise of warrants and options .......................        868,000
                                                                            ------------    ------------    ------------

             Net cash provided by financing activities ..................     25,667,000       4,525,000       5,186,000
                                                                            ------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................       (447,000)     (3,187,000)      3,707,000


Cash and cash equivalents - beginning of year ...........................        611,000       3,798,000          91,000
                                                                            ------------    ------------    ------------


CASH AND CASH EQUIVALENTS - END OF YEAR .................................   $    164,000    $    611,000    $  3,798,000
                                                                            ============    ============    ============

Supplemental  disclosures  of cash flow  information:
  Cash paid during the year for:
     Interest ...........................................................   $  1,035,000    $    572,000    $    447,000
     Income taxes .......................................................      1,590,000         862,000          67,000
   Noncash investing and financing activities:
     Property acquired under capital lease ..............................        707,000          93,000         834,000
     Property acquired included in accounts payable and accrued
       expenses subsequently financed through a capitalizable lease .....        212,000

               The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:
- ---------------------------------------------------------------

           Motorcar Parts & Accessories, Inc. (the "Company"), remanufactures and distributes alternators and starters and assembles and distributes spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). The Company's alternators and starters are produced principally for use in imported cars. The spark plug wire sets are produced for use in imported as well as domestic cars. These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States.

           [1]  CASH EQUIVALENTS:
                -----------------

           The Company considers all highly liquid short-term investments with a maturity of three months or less to be cash equivalents.

           [2]  INVESTMENTS:
                ------------

           The Company's marketable securities are classified as available for sale and reported at fair value which approximates amortized cost. Any unrealized gains or losses are classified as a separate component of shareholders' equity.

           [3]  ACCOUNTS RECEIVABLE - ALLOWANCE:
                --------------------------------

           The Company protects itself from losses due to uncollectible accounts receivable through the purchase of credit insurance except for receivables due from a limited number of accounts due from leading automotive parts retailers, which exceed the insurance coverage and certain small balances. Beginning in fiscal year 1996 an allowance for estimated uncollectible accounts receivable is provided.

           [4]  INVENTORY:
                ----------

           Inventory is stated at the lower of cost or market, cost being determined by the average cost method.



(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

           [5]  INCOME TAXES:
                -------------

           Prior to the Company's initial public offering, the Company had elected to be treated as an S corporation pursuant to Section 1362(a) of the Internal Revenue Code for federal and state income tax purposes. As a result of this election, the income of the Company was generally taxed directly to the individual shareholders, and, when withdrawn, could be done so without any further tax consequences. Except for certain states which require a minimum tax payment for S corporations, the historical financial statements do not include a provision for income taxes for the period prior to the

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:
- ---------------------------------------------------------------
           (continued)

           [5]  INCOME TAXES:  (continued)
                -------------

termination of the S election on January 1, 1994. A pro forma provision for income taxes has been reflected which represents taxes which would have been provided had the business operated as a C corporation for the entire year ended March 31, 1994 (Note K).

           Effective on January 1, 1994, provisions for taxes have been calculated as a C corporation. The Company has adopted Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur.

           Upon termination of the S corporation election, the retained earnings balance as of the date of termination, approximately $1,518,000, was transferred to additional paid-in capital.

           [6]  DEPRECIATION AND AMORTIZATION:
                ------------------------------

           Property and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized by the straight-line method over the shorter of their estimated useful life or the term of the lease.

           [7]  REVENUE RECOGNITION:
                --------------------

           The Company recognizes sales when products are shipped. The Company obtains used alternator and starter units, commonly known as cores, principally from its customers as trade-ins. Cores are an essential material need for remanufacturing operations. Net sales are reduced to reflect deductions for cores returned for credit and other deductions for trade-ins and allowances, and cost of goods sold is reduced by the cost of the cores returned. Such trade-ins are recorded upon receipt of cores from customers. Credits for cores and

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

product trade-ins are allowed only against purchases of similar remanufactured products and are generally used within sixty days of issuance by the customer.

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:
- ---------------------------------------------------------------
           (continued)

           [7]  REVENUE RECOGNITION:  (continued)
                --------------------

Due to this existing trade-in policy, the Company does not reserve for trade-ins. In addition, since it is remote that a customer will not utilize its trade-in credits, the credit is recorded when the core is returned as opposed to when the customer purchases new products. This policy is consistent throughout the remanufacturing and rebuilding industry.

           The effect of this policy is as follows:

                                         March 31,
                        -------------------------------------------
                            1996            1995           1994
                        -------------  -------------  -------------

Sales net of product
   trade-in. . . . . .  $ 64,358,000   $ 39,235,000   $ 29,018,000
Core - trade-in. . . .   (19,445,000)   (10,978,000)    (8,443,000)
                        -------------  -------------  -------------

Sales as reported. . .  $ 44,913,000   $ 28,257,000   $ 20,575,000
                        =============  =============  ============

Cost of sales - gross.  $ 50,965,000   $ 30,690,000   $ 21,816,000

Core - trade-in. . . .   (19,445,000)   (10,978,000)    (8,443,000)
                        -------------  -------------  -------------

Cost of sales as
   reported. . . . . .  $ 31,520,000   $ 19,712,000   $ 13,373,000
                        =============  =============  ============


           Included as a reduction of sales are product trade-ins of $9,468,000, $6,037,000, and $4,608,000 for the years ended March 31, 1996, March 31, 1995 and March 31, 1994, respectively. Product trade-in represents the value of credits issued in excess of core inventory values.

           [8]  EARNINGS PER SHARE:
                -------------------

           For March 31, 1996 and March 31, 1995 earnings per share is computed using the weighted average number of shares outstanding during each year, which include the effect of common stock equivalents consisting of stock options.

           For March 31, 1994, pro forma net income per share is computed using the weighted average number of shares outstanding

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

during the year. Common stock equivalents consisting of stock options are not reflected as the effect is not material.

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE A) - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:
- ---------------------------------------------------------------
           (continued)

           [9]  USE OF ESTIMATES:
                -----------------

           The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    [10]  CHANGE IN ACCOUNTING PRINCIPLE AND RECENTLY ISSUED
          --------------------------------------------------
             ACCOUNTING PRONOUNCEMENTS:
             --------------------------

           In 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS 121"), and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). SFAS 121 requires, among other things, that entities identify events or changes in circumstances which indicate that the carrying amount of an asset may not be recoverable. SFAS 123 requires, among other things, that companies establish a fair value based method of accounting or disclosure for stock-based compensation plans. The Company believes that adoption of SFAS 121 and SFAS 123 will not have a material impact on its financial statements. The Company expects to continue to account for employee stock based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", using intrinsic values with appropriate disclosures using the fair value based method. The Company has not elected to adopt SFAS 123 early.

    [11]  FINANCIAL INSTRUMENTS:
          ----------------------

           The carrying amounts of accounts receivable, accounts payable, accrued expenses, capitalized lease obligations and long-term debt approximate their fair value.

           Estimated fair value of these financial instruments, some of which are for short durations, have been determined using available

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.


(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE B) - INVESTMENTS:

           The fair value of investments at March 31, were as follows:

                                                1996        1995
                                                ----        ----
          U.S. Treasury bills due in
             one year or less . . . . . .   $ 2,272,000   $616,000
          Municipal bonds due in one
             year or less . . . . . . . .     4,492,000     - 0 -
          U.S. Treasury notes due in
             one year or less . . . . . .     1,572,000     - 0 -
                                            ------------  -------

                                              8,336,000    616,000

          Municipal bonds due within two
              years . . . . . . . . . .  .    2,393,000     - 0 -
                                            ------------  -------

                   T O T A L. . . . . . .   $10,729,000   $616,000
                                            ============  ========


(NOTE C) - INVENTORY:

           Inventory is comprised of the following:

                                                   MARCH 31,
                                               ------------------
                                               1996          1995
                                               ----          ----

          Raw materials . . . . . . . . .  $17,568,000   $ 8,299,000

          Work-in-process . . . . . . . .    3,466,000     1,397,000

          Finished goods. . . . . . . . .    7,517,000     2,421,000
                                           ------------  -----------

                    T o t a l . . . . . .  $28,551,000   $12,117,000
                                           ============  ===========


(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE D) - PLANT AND EQUIPMENT:
- -------------------------------

           Plant and equipment, at cost, are summarized as follows:

                                                   MARCH 31,
                                               -----------------
                                               1996         1995
                                               ----         ----

          Machinery and equipment . . . .  $ 2,311,000   $  892,000
          Office equipment and fixtures .      891,000      785,000
          Leasehold improvements. . . . .      365,000      315,000
                                           ------------  ----------

                                             3,567,000    1,992,000
          Less accumulated depreciation
             and amortization (including
             assets held under capital
             lease) . . . . . . . . . . .   (1,098,000)    (669,000)
                                           ------------  -----------

                    T o t a l . . . . . .  $ 2,469,000   $1,323,000
                                           ============  ==========


(NOTE E) - OBLIGATIONS UNDER CAPITAL LEASES:
- --------------------------------------------

           The Company has various capital leases for machinery and computer equipment. Assets aggregating approximately $1,652,000 have been capitalized.

           Future minimum lease payments at March 31, 1996 for the capitalized leases are as follows:

                     1997 . . . . . . . . . . . . . . . . .  $  647,000
                     1998 . . . . . . . . . . . . . . . . .     532,000
                     1999 . . . . . . . . . . . . . . . . .      95,000
                     2000 . . . . . . . . . . . . . . . . .       4,000
                                                             ----------

                                                              1,278,000

                     Amount representing imputed interest .     130,000

                     Present value of future minimum
                        lease payments. . . . . . . . . . .   1,148,000

                     Less current maturities. . . . . . . .     554,000
                                                             ----------
                     Long-term obligation at March 31, 1996  $  594,000
                                                             ==========


(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE F) - LONG-TERM DEBT:
- --------------------------

           In September 1995, the Company amended its revolving line of credit agreement. The agreement provides for a credit facility in an aggregate principal amount not exceeding $15,000,000 and is secured by a lien on substantially all of the assets of the Company. The agreement expires on June 1, 1997 and provides for interest on borrowings at the lower of the bank's prime rate or LIBOR plus 1.75%. The agreement allows the Company to obtain from the bank letters of credit, and banker's acceptances in an aggregate amount not exceeding $2,500,000 and requires the Company to maintain certain financial ratios. As of March 31, 1996 balances due under this agreement amounted to $14,541,000.

           The Company previously had a $10,000,000 revolving line of credit agreement with the same bank. Balances due under this agreement amounted to $8,989,000 as of March 31, 1995.


(NOTE G) - RELATED PARTIES:
- ---------------------------


           The Company conducts business with MVR Products Co. PTE, Ltd. ("MVR"). MVR operates a shipping warehouse which conducts business with Unijoh Sdn, Bhd ("Unijoh"). Unijoh operates a remanufacturing facility similar to the Company. MVR's warehouse is located in Singapore and Unijoh's factory is located in Malaysia. Two shareholders/officers/directors of the Company own 70% of both MVR and Unijoh, with the remaining 30% owned by an unrelated third party. All of the cores processed by Unijoh are produced for the Company on a contract remanufacturing basis. The cores and other raw materials used in production by Unijoh are supplied by the Company and are included in the Company's inventory. Inventory owned by the Company and held by MVR and Unijoh was $920,000 and $1,002,000 as at March 31, 1996 and March 31, 1995, respectively. The Company incurred costs of approximately $1,432,000, $1,349,000 and $1,814,000 from the affiliates for the years ended March 31, 1996, March 31, 1995 and March 31, 1994, respectively. The amount due to affiliate as at March 31, 1996 and March 31, 1995 was due to MVR.




(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - EMPLOYMENT AGREEMENT AND BONUS PLAN:
- -----------------------------------------------

           The Company has employment agreements with five officers, expiring from September 30, 1996 through September 30, 2000, which provide for annual base salaries aggregating $865,000. In addition, three of the officers were granted options pursuant to the Company's Stock Option Plan (Note L[2]) for the purchase of 225,000 shares of common stock (90,000 and 135,000 granted in fiscal year 1996 and 1995, respectively). At March 31, 1996, 10,000 of these options were exercised.

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE H) - EMPLOYMENT AGREEMENT AND BONUS PLAN:  (continued)
- -----------------------------------------------  -----------

           The Company has established a bonus plan for the benefit of executives and certain key employees. The bonus is calculated as a percentage of the base salary ranging from 18% to 50%. The bonus percentage varies according to the percentage increase in earnings before income taxes and other predetermined parameters.


(NOTE I) - COMMITMENTS:
- -----------------------

           The Company leases offices and warehouse facilities in New York, California and Tennessee under operating leases expiring through 1998. The aggregate rentals under these leases and leases which have been terminated was $609,000, $435,000 and $380,000 for the years ended March 31, 1996, March 31,
1995 and March 31, 1994, respectively. Certain leases contain escalation clauses for real estate taxes and operating expenses.

           The  Company  also  leases  office   equipment  and  machinery  under
noncancellable operating leases having remaining terms in excess of one year.

           At March 31, 1996, the future minimum rental payments under the above operating leases are as follows:

                                                 Real
                                    Total       Estate     Machinery
                                    -----       ------     ---------
          1997. . . . . . . . .  $  967,000   $  801,000   $166,000
          1998. . . . . . . . .     946,000      819,000    127,000
          1999. . . . . . . . .     686,000      604,000     82,000
          2000. . . . . . . . .      33,000                  33,000
          2001. . . . . . . . .       5,000                   5,000
                                 -----------  -----------  --------

                    T o t a l .  $2,637,000   $2,224,000   $413,000
                                 ===========  ===========  ========




(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE J) - MAJOR CUSTOMERS:
- ---------------------------

           The Company's six largest customers accounted for the following percentage of net sales:
                                                     Year Ended
                                                      March 31,
                                           --------------------------------
                CUSTOMER                   1996          1995          1994
                --------                   ----          ----          ----

                A.........................  21%             27%          30%
                B.........................  11              14
                C.........................  20              12
                D.........................  18
                E.........................                               10
                F.........................                               10

           Customer A accounted for approximately 25% and 50% of the accounts receivable at March 31, 1996 and March 31, 1995. In addition, Customer C accounted for approximately 35% of the accounts receivable at March 31, 1996.


(NOTE K) - INCOME TAXES:
- ------------------------

           The provision for income taxes consists of the following:


                                                         Year Ended March 31,
                                          -----------------------------------------
                                                1996          1995          1994
                                          -----------------------------------------
Current:
      Federal ..........................   $ 1,913,000    $   900,000   $   207,000
      State ............................       522,000        277,000       109,000
Deferred tax benefit applicable
      to temporary differences
      upon becoming a C
      corporation (Note A[5]) ..........                                    (65,000)
Deferred tax ...........................       (82,000)        20,000
                                           -----------    -----------   -----------
Provision for income taxes -
           historical ..................     2,353,000      1,197,000       251,000
              Pro forma income taxes ...                                    477,000
                                           -----------    -----------   -----------
                        T o t a l.......   $ 2,353,000    $ 1,197,000   $   728,000
                                           ===========    ===========   ===========


(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE K) - INCOME TAXES:  (continued)
- ------------------------  -----------

           The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                                 YEAR ENDED MARCH 31,
                                          ------------------------------
                                          1996         1995         1994
                                          ----         ----         ----
                                                                 (Pro Forma)

Income tax provision at 34%  . . . .  $2,040,000   $  953,000    $606,000

State and local taxes, net of
   federal benefit . . . . . . . . .     345,000      183,000     122,000

Permanent differences  . . . . . . .      18,000       11,000

     Other . . . . . . . . . . . . .     (50,000)      50,000
                                      -----------  ----------   --------

                         T o t a l . . . .  $2,353,000   $1,197,000   $ 728,000
                                            ==========   ==========   ========

           Deferred income tax asset of $226,000 and $45,000 at March 31, 1996 and March 31, 1995, respectively, is comprised of temporary differences in tax and financial reporting resulting primarily from capitalization of certain inventory costs for tax purposes. Deferred tax liability of $99,000 at March 31, 1996 is comprised of differences resulting from using accelerated depreciation rates for tax purposes.


(NOTE L) - SHAREHOLDERS' EQUITY:
- --------------------------------

           [1]  CAPITAL STOCK:
                -------------

           In January 1994, the Company effected a 36,803.403 to 1 stock split of the outstanding common stock resulting in 2,000,000 common shares outstanding. The stock split has been reflected retroactively in the accompanying financial statements for all periods presented.

           In November 1995, the Company effected a public offering of its securities. The Company issued 1,500,000 shares for $14.25 a share, yielding net proceeds of approximately $19,501,000 after underwriting commissions and expenses totalling approximately $1,874,000. Also, two principal shareholders sold an aggregate of 344,500 shares in connection with this offering.



(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

(NOTE L) - SHAREHOLDERS' EQUITY:  (continued)
- --------------------------------

           [2]  STOCK OPTION PLAN:
                ------------------

           In December 1993, the shareholders approved a Stock Option Plan (the "Plan") which provides for the granting of options to purchase 450,000 common shares to employees and directors. Options granted may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code or nonqualified options. The Plan is administered by the Board of Directors, which determines the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

           In August of 1995, the shareholders approved a Nonemployee Director Stock Option Plan which provides for the granting of options to purchase 15,000 common shares to directors. The Plan is administered by the Board of Directors.

                     The following table summarizes the activity under these
Plans:

                                               Exercise
                                                 Price     Exercisable
                                               ---------   -----------

Options outstanding. . .  4/1/94    85,000      $6.00         27,000
                                                             =======
Granted. . . . . . . . .           165,000   $8.00-$8.125
                                   --------

Options outstanding. . .  3/31/95  250,000   $6.00-$8.125    173,000
                                                             =======
Exercised. . . . . . . .           (23,000)  $6.00-$8.125
Forfeited. . . . . . . .            (1,000)     $8.125
Granted. . . . . . . . .           109,000   $9.00-$13.125
                                   --------

Options outstanding. . .  3/31/96  335,000   $6.00-$13.125   278,000
                                   ========                  =======

           [3]       WARRANTS:
                     ---------

           In connection with the Company's initial public offering the Company issued to the underwriter 105,000 warrants to purchase common stock at an exercise price of $7.20. In connection with a public offering in November 1995, 90,000 warrants were exercised.

                                   SIGNATURES

           In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      June 26, 1996

                                             MOTORCAR PARTS & ACCESSORIES, INC.


                                             By:  /S/ MEL MARKS
                                                  ---------------------------
                                                    Mel Marks,
                                                    Chairman of the Board and
                                                    Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



SIGNATURE                          TITLE                                  DATE
- ---------                          -----                                  ----

/S/   MEL MARKS                    Chairman of the Board,          June 26, 1996
- ---------------------------        Chief Executive Officer
       Mel Marks                   and Director (principal
                                   executive officer)

/S/   RICHARD MARKS                President, Chief Operating      June 28, 1996
- ---------------------------        Officer and Director
       Richard Marks



/S/   MURRAY ROSENZWEIG            Director                        June 25, 1996
- ---------------------------
       Murray Rosenzweig



/S/   MEL MOSKOWITZ                Director                        June 26, 1996
- ---------------------------
       Mel Moskowitz



/S/   SELWYN JOFFE                 Director                        June 26, 1996
- ---------------------------
       Selwyn Joffe



/S/   PETER BROMBERG               Chief Financial Officer         June 26, 1996
- ---------------------------        (principal  financial officer
       Peter Bromberg              and principal accounting officer)

                                 EXHIBIT INDEX
                                 -------------

Exhibit
Number             Description                                       Page Number
- ------             -----------                                       -----------

23.1               Consent of Richard A. Eisner & Company, LLP

27.1               Financial Data Schedule

                                                     COMMISSION FILE NO. 0-23538


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    EXHIBITS

                                       to

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1996



                       MOTORCAR PARTS & ACCESSORIES, INC.