Form 10-Q
period 1996-06-30
MOTORCAR PARTS & ACCESSORIES INC
filed 1996-08-14
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538
                                               -------

                       MOTORCAR PARTS & ACCESSORIES, INC.
                    ----------------------------------------
             (Exact name of registrant as specified in its charter)

              NEW YORK                                           11-2153962
              --------                                           ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

2727 Maricopa Street, Torrance, California                           90503
- ------------------------------------------                           -----
   (Address of principal executive offices)                        Zip Code

Registrant's telephone number, including area code: (310) 212-7910
                                                    --------------
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes [X]           No [_]

There were 4,881,000 shares of Common Stock outstanding at August 7, 1996.

                          MOTORCAR PARTS & ACCESSORIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

     Item 1. Financial Statements

             Balance Sheets as of June 30, 1996 (unaudited)
                      and March 31, 1996......................................3

             Statements of Operations (unaudited) for the three month
                      periods ended June 30, 1996 and 1995....................4

             Statements of cash flows (unaudited) for the three month
                      periods ended June 30, 1996 and 1995....................5

             Notes to Financial Statements (unaudited)........................7

     Item 2. Management's Discussion and Analysis
             of Financial Condition and Results of Operations.................9


PART II - OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K................................12

             Signatures......................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.    Financial Statements.

                       MOTORCAR PARTS & ACCESSORIES, INC.
                                 BALANCE SHEETS

                                                  A S S E T S                June 30, 1996 March 31, 1996
                                                                               -----------   -----------
                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents ...............................................   $   116,000   $   164,000
   Short-term investments ..................................................       730,000     8,336,000
   Accounts receivable - net of allowance for doubtful accounts ............    18,102,000    17,264,000
   Inventory ...............................................................    30,205,000    28,551,000
   Prepaid expenses and other current assets ...............................       823,000       637,000
   Deferred income tax asset ...............................................       226,000       226,000
                                                                               -----------   -----------
          Total current assets .............................................    50,202,000    55,178,000

Long-term investments ......................................................     3,353,000     2,393,000
Plant and equipment - net ..................................................     2,796,000     2,469,000
Other assets ...............................................................       202,000       149,000
                                                                               -----------   -----------
          T O T A L ........................................................   $56,553,000   $60,189,000
                                                                               ===========   ===========

                                             L I A B I L I T I E S
Current liabilities:
   Current portion of capital lease obligations ............................   $   618,000   $   554,000
   Accounts payable and accrued expenses ...................................     7,046,000     8,855,000
   Income taxes payable ....................................................       610,000     1,331,000
   Due to affiliate ........................................................       149,000       184,000
                                                                               -----------   -----------
          Total current liabilities ........................................     8,423,000    10,924,000

Long-term debt .............................................................    12,083,000    14,541,000
Capitalized lease obligations - less current portion .......................       848,000       594,000
Deferred income tax liability ..............................................        99,000        99,000
                                                                               -----------   -----------
          T O T A L ........................................................   $21,453,000   $26,158,000
                                                                               -----------   -----------

                                              SHAREHOLDERS' EQUITY

Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued
Common stock; par value $.01 per share, 10,000,000 shares authorized;
   4,866,000 shares issued and outstanding at June 30, 1996 and 4,819,750
   issued and outstanding at March 31, 1996 ................................        49,000        48,000
Additional paid-in capital .................................................    28,462,000    28,431,000
Retained earnings ..........................................................     6,589,000     5,552,000
                                                                               -----------   -----------
          Total shareholders' equity .......................................    35,100,000    34,031,000
                                                                               -----------   -----------
          T O T A L ........................................................   $56,553,000   $60,189,000
                                                                               ===========   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            Statements of Operations
                                   (Unaudited)

                                             Three Months Ended June 30,
                                             -------------------------
                                                1996          1995
                                             -----------   -----------
Income:
   Net sales .............................   $18,375,000   $11,632,000
                                             -----------   -----------


Operating expenses:
   Cost of goods sold ....................    14,713,000     9,179,000
   Selling expenses ......................       540,000       414,000
   General and administrative expenses ...     1,194,000       923,000
                                             -----------   -----------

          Total operating expenses .......    16,447,000    10,516,000
                                             -----------   -----------


Operating income .........................     1,928,000     1,116,000
                                             -----------   -----------

Interest expense (net of interest income)        211,000       224,000
                                             -----------   -----------


Income before income taxes ...............     1,717,000       892,000

Provision for income taxes ...............       680,000       366,000
                                             -----------   -----------

Net income - historical ..................   $ 1,037,000   $   526,000
                                             ===========   ===========

Weighted average common shares outstanding     4,982,000     3,318,000
                                             ===========   ===========

Net income per common share ..............   $       .21   $       .16
                                             ===========   ===========



                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                      Statements of Cash Flows (Unaudited)

                                                                 3 Months Ended June 30,
                                                               --------------------------
                                                                   1996           1995
                                                               -----------    -----------
Cash flows from operating activities:
   Net income ..............................................   $ 1,037,000    $   526,000
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
       Depreciation and amortization .......................       136,000         87,000
       (Increase) decrease in:
         Accounts receivable ...............................      (838,000)      (228,000)
         Inventory .........................................    (1,654,000)    (1,100,000)
         Prepaid expenses and other assets .................      (186,000)         6,000
         Other assets ......................................       (53,000)        (5,000)
       Increase (decrease) in:
         Accounts payable and accrued expenses .............    (1,809,000)      (667,000)
         Income taxes payable ..............................      (721,000)        74,000
         Due to affiliate ..................................       (35,000)        96,000
                                                               -----------    -----------

             Net cash (used in) operating activities .......    (4,123,000)    (1,211,000)
                                                               -----------    -----------


Cash flows from investing activities:
   Purchase of property, plant and equipment ...............       (79,000)       (65,000)
   Sale of investments......................................     6,646,000        382,000
                                                               -----------    -----------

             Net cash from investing activities ............     6,567,000        317,000
                                                               -----------    -----------


Cash flows from financing activities:
   Net increase (decrease) in line of credit ...............    (2,458,000)       800,000
   Payments on capital lease obligation ....................       (66,000)       (45,000)
   Proceeds from exercise of options .......................        32,000              0
                                                               -----------    -----------

         Net cash provided by (used in) financing activities    (2,492,000)       755,000
                                                               -----------    -----------

                            (continued on next page)

                                                                 3 Months Ended June 30,
                                                               --------------------------
                                                                   1996           1995
                                                               -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .........................................       (48,000)      (139,000)


Cash and cash equivalents - (beginning of period) ..........       164,000        611,000
                                                               -----------    -----------


CASH AND CASH EQUIVALENTS - END OF
   PERIOD ..................................................   $   116,000    $   472,000
                                                               ===========    ===========

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
     Interest ..............................................   $   305,000    $   238,000
     Income taxes ..........................................   $ 1,401,000    $   293,000
   Noncash investing and financing activities:
     Property acquired under capital lease .................   $   252,000    $    20,000



















                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

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

           [5]       Revenue recognition:
                     --------------------

           The Company recognizes sales when products are shipped. The Company obtains used alternator and starter units, commonly known as cores, from its customers as trade-ins. Cores are an essential material need for remanufacturing operations. Beginning with the quarter ended June 30, 1996, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, net sales were reduced to reflect deductions for cores returned for credit and cost of goods sold was reduced by the cost of the cores returned. Under the new presentation, net sales will be reported on a gross basis, that is core returns from customers will not be deducted in order to reach net sales will be reported on a gross basis, that is core returns from customers will not be deducted in order to reach net sales, but rather will be included in cost of goods sold. The quarter ended June 30, 1995 was restated to show this change. Formerly, the quarter ended June 30, 1995 showed net sales of $8,058,000 and cost of goods sold of $5,605,000.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

(NOTE B)- Inventory:
- --------------------

           Inventory is comprised of the following:


                                      June 30, 1996  March 31, 1996
                                        -----------   -----------

              Raw materials .........   $16,410,000    17,568,000

              Work-in-process .......     2,945,000     3,466,000

              Finished goods ........    11,050,000     7,517,000
                                        -----------   -----------

                            T o t a l   $30,405,000   $28,551,000
                                        ===========   ===========



(NOTE C) - Related Parties:
- ---------------------------

           The Company conducts business with MVR Products Co. PTE, Ltd. ("MVR"). MVR operates a shipping warehouse which conducts business with Unijoh Sdn, Bhd ("Unijoh"). Unijoh operates a remanufacturing facility similar to the Company. MVR's warehouse is located in Singapore and Unijoh's factory is located in Malaysia. Two shareholders/officers/directors of the Company own 70% of both MVR and Unijoh, with the remaining 30% owned by an unrelated third party. All of the cores processed by Unijoh are produced for the Company on a contract remanufacturing basis. The cores and other raw materials used in production by Unijoh are supplied by the Company and are included in the Company's inventory. Inventory owned by the Company and held by MVR and Unijoh was $541,000 as at June 30, 1996. The Company incurred costs of approximately $370,000 from the affiliates for the quarter ended June 30, 1996. The amount due to affiliate as at June 30, 1996 and March 31, 1996 was due to MVR.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations
- ---------------------


                                                     Quarter Ended June 30
                                                       1996           1995
                                                     -------        -------

Net sales ........................................     100.0%         100.0%
Cost of goods sold ...............................      80.1           78.9
                                                     -------        -------
Gross profit .....................................      19.9           21.1
Selling expenses .................................       2.9            3.6
General & administrative expenses ................       6.5            7.9
                                                     -------        -------
Operating income .................................      10.5            9.6
Interest expense - net ...........................       1.2            1.9
                                                     -------        -------
Income before income taxes .......................       9.3            7.7
Provision for income taxes .......................       3.7            3.2
                                                     -------        -------
Net Income .......................................       5.6%           4.5%
                                                     =======        =======

           Beginning with the quarter ended June 30, 1996, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, the Company deducted the value of all cores returned from its customers in order to reach net sales. Under the new presentation, revenues will be reported on a gross basis, that is core returns from customers will not be deducted in order to reach net sales, but rather will be included in cost of goods sold. The quarter ended June 30, 1995 has been restated to reflect this new presentation. The Company believes that this new presentation provides a truer depiction of actual sales and cost of goods sold. In addition, it reflects the proper relationship between sales and inventory.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995
- -----------------------------------------------------------------------------

           Net sales for the three months ended June 30, 1996 were $18,375,000, an increase of $6,743,000 or 58.0% over the three months ended June 30, 1995. The increase in net sales is attributable to sales to new customers (Delphi Energy & Engine Management Systems, a division of General Motors, and Canadian
Tire), the general growth of business with existing customers and, the Company believes, to the continued aging of the import vehicle fleet. In addition, the Company is in the process of expanding its product line to include remanufactured alternators and starters for domestic cars and light trucks. These sales generated revenues of approximately $400,000 for the quarter ended June 30, 1996. The number of units shipped to all customers was approximately 325,000 units during the quarter ended June 30, 1996 as compared to approximately 208,000 units in the comparable period a year earlier, a 56.3% increase.

           Cost of goods sold over the periods increased $5,534,000 or 60.3% from $9,179,000 to $14,713,000. The increase is primarily attributable to additional costs in connection with increased production. As a percentage of net sales, these expenses increased from 78.9% for the quarter ended June 30, 1995 to 80.1% for the recent quarter. This increase is primarily attributable to the pricing pressures that the Company experienced during the first four months of calendar year 1996. The Company was largely successful in lowering its manufacturing costs in response to these pricing pressures.

           Selling expenses over the periods increased $126,000 or 30.4% from $414,000 to $540,000. The increase was due to an expansion of the Company's sales force as well as greater commissions paid to its outside sales representatives. Advertising expenses, the largest component of selling expenses, remained relatively constant over the periods, decreasing from approximately $220,000 to $209,000 over the periods. As a percentage of net sales, selling expenses decreased from 3.6% to 2.9% over the periods, representing increased leveraging of these costs.

           General and administrative expenses increased $271,000 or 29.4% from $923,000 for the three months ended June 30, 1995 to $1,194,000 for the three months ended June 30, 1996. As a percentage of net sales, these expenses decreased over the periods from 7.9% to 6.5%, which reflects the leveraging of these costs over Company's increased net sales. Approximately 44.3% of the increase was the result of costs incurred under the Company's new incentive bonus plan implemented in September 1995. The balance of the increase was primarily attributable to increased insurance coverages and company travel.

           Interest expense, net of interest income of $94,000 for the three months ended June 30, 1996, was $211,000. This represented a decrease of $13,000 or 5.8% from net interest expense of $224,000 for the three months ended June 30, 1995. Interest expense is comprised principally of interest of the Company's revolving credit facility. Interest income is derived from investments principally from the Company's second public offering in November 1995.

Liquidity and Capital Resources
- -------------------------------

           The Company's operations have been financed principally from the net proceeds of the Company's second public offering in November 1995, borrowings under a revolving credit facility and cash flows from operations. As of June 30, 1996, the Company's working capital was $41,779,000 including $4,199,000 of cash and investments.

           Net cash used in operating activities during the three months ended June 30, 1996 and 1995 was $4,123,000 and $1,211,000, respectively. The increase was primarily due to an increase in inventory of $1,654,000 and a decrease in accounts payable and accrued expenses of $1,809,000. The increase in inventory was primarily attributable to the addition of approximately $1,420,000 of inventory for the Company's recent entry into the business of remanufacturing domestic alternators and starters, which growth in inventory for this new business may be expected to continue for the foreseeable future. As of June 30, 1996 the current portion of capitalized lease obligations was $618,000.

           Net cash from investing activities during the three months ended June 30, 1996 and 1995 was $6,567,000 and $317,000, respectively. During the three months ended June 30, 1996 the Company used $6,646,000 of investments to fund its operating and financing activities.

           Net cash from financing activities was $2,492,000 and $755,000 for the three months ended June 30, 1996 and 1995, respectively. During the three months ended June 30, 1996 the Company decreased its line of credit by $2,458,000.

           In September 1995, the Company amended its credit agreement with Wells Fargo Bank, National Association (the "Bank"). The credit agreement provides for a revolving credit facility in an aggregate principal amount not exceeding $15,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the lower of the Bank's prime rate and LIBOR plus 1.75%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At August 9, 1996, the outstanding balance on the credit facility was approximately $12,100,000.

           The Company's accounts receivable as of June 30, 1996 was $18,102,000. This represents an increase of $838,000 over accounts receivable on March 31, 1996. During the three months ended June 30, 1996 the Company extended its normal terms with certain of its customers. In addition, there are times when the Company extends payment terms with certain customers in order to help them finance an increase in the number of SKUs carried by that customer. The Company insures collection of certain of its accounts receivable through an insurance policy with an independent credit company at an annual premium of approximately $70,000. The Company's policy generally has been to issue credit to new customers only after they have been included under the coverage of its accounts receivable insurance policy.

           The Company's inventory as of June 30, 1996 was $30,205,000, an increase of $1,654,000 or 5.8% over March 31, 1996. The increase primarily reflects the addition of approximately $1,420,000 of inventory for the Company's recent entry into the business of remanufacturing domestic alternators and starters. In addition the Company is continuing to add new SKUs to its product line thus increasing the amounts of cores and finished goods needed to supply its customers.

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

           (a)        Exhibits:

                      27.1 Financial Data Schedule.

           (b)        Reports on Form 8-K

           The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1996.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MOTORCAR PARTS & ACCESSORIES, INC.


Dated:      August 8, 1996                    By: /S/ PETER BROMBERG
                                                 -------------------
                                                    Peter Bromberg
                                                    Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number              Description                                      Page Number
- ------              -----------                                      -----------

27.1           Financial Data Schedule