Form 10-Q
period 1996-09-30
MOTORCAR PARTS & ACCESSORIES INC
filed 1996-11-14
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER
           30, 1996.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
             (Exact name of registrant as specified in its charter)

          NEW YORK                                                11-2153962
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2727 MARICOPA STREET, TORRANCE, CALIFORNIA                         90503
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

                            Yes [X]           No [_]

There were 4,866,000 shares of Common Stock outstanding at November 7, 1996.

                          MOTORCAR PARTS & ACCESSORIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

           Item 1.    Financial Statements

                      Balance Sheets as of September 30, 1996 (unaudited)
                        and March 31, 1996.................................... 3

                      Statements of Operations (unaudited) for the
                        six and three month periods ended
                        September 30, 1996 and 1995........................... 4

                      Statements of Cash Flows (unaudited) for the six
                        month periods ended September 30, 1996 and 1995....... 5

                      Notes to Financial Statements (unaudited)............... 6

           Item 2.    Management's Discussion and Analysis
                      of Financial Condition and Results of Operations........ 9


PART II - OTHER INFORMATION

           Item 4.    Submission of Matters to a Vote of
                      Security Holders....................................... 13

           Item 6.    Exhibits and Reports on Form 8-K....................... 14

                      Signatures............................................. 15

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       MOTORCAR PARTS & ACCESSORIES, INC.
                                 BALANCE SHEETS

                                                A S S E T S                    September 30,   March 31,
                                                                                  1996          1996
                                                                               -----------   -----------
                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents ...............................................   $ 1,389,000   $   164,000
   Short-term investments ..................................................             0     8,336,000
   Accounts receivable - net of allowance for doubtful accounts ............    21,806,000    17,264,000
   Inventory ...............................................................    31,299,000    28,551,000
   Prepaid expenses and other current assets ...............................       665,000       637,000
   Deferred income tax asset ...............................................       251,000       226,000
                                                                               -----------   -----------
          Total current assets .............................................    55,410,000    55,178,000

Long-term investments ......................................................     3,353,000     2,393,000
Plant and equipment - net ..................................................     3,118,000     2,469,000
Other assets ...............................................................       164,000       149,000
                                                                               -----------   -----------
          T O T A L ........................................................   $62,045,000   $60,189,000
                                                                               ===========   ===========

                              L I A B I L I T I E S
Current liabilities:
   Current portion of capital lease obligations ............................   $   804,000   $   554,000
   Accounts payable and accrued expenses ...................................     7,291,000     8,855,000
   Income taxes payable ....................................................     1,543,000     1,331,000
   Due to affiliate ........................................................       182,000       184,000
                                                                               -----------   -----------
          Total current liabilities ........................................     9,820,000    10,924,000

Long-term debt .............................................................    14,646,000    14,541,000
Capitalized lease obligations - less current portion .......................       674,000       594,000
Deferred income tax liability ..............................................        99,000        99,000
                                                                               -----------   -----------
          T O T A L ........................................................    25,239,000   $26,158,000
                                                                               -----------   -----------

                              SHAREHOLDERS' EQUITY

Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued
Common stock; par value $.01 per share, 20,000,000 shares authorized;
   4,866,000 shares issued and outstanding at September 30, 1996 and
   4,819,750 issued and outstanding at March 31, 1996 ......................        49,000        48,000
Additional paid-in capital .................................................    28,774,000    28,431,000
Retained earnings ..........................................................     7,983,000     5,552,000
                                                                               -----------   -----------
          Total shareholders' equity .......................................    36,806,000    34,031,000
                                                                               -----------   -----------
          T O T A L ........................................................   $62,045,000   $60,189,000
                                                                               ===========   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            Statements of Operations
                                   (Unaudited)

                                             For the Six Months Ended    For the Three Months Ended
                                                  September 30,                 September 30,
                                            -------------------------   -------------------------
                                               1996          1995          1996          1995
                                            -----------   -----------   -----------   -----------
Income:
    Net Sales                               $39,740,000   $27,329,000   $21,365,000   $15,697,000
                                            -----------   -----------   -----------   -----------
Operating expenses:
    Cost of goods sold                       31,830,000    21,719,000    17,117,000    12,540,000
    Selling expenses                          1,051,000       875,000       511,000       461,000
    General and administrative expenses       2,375,000     2,002,000     1,181,000     1,079,000
                                            -----------   -----------   -----------   -----------
         Total operating expenses            35,256,000    16,127,000    18,809,000     9,185,000
                                            -----------   -----------   -----------   -----------
Operating income                              4,484,000     2,733,000     2,556,000     1,617,000
Interest expense - net of interest income       465,000       458,000       254,000       234,000
                                            -----------   -----------   -----------   -----------
Income before income taxes                    4,019,000     2,275,000     2,302,000     1,383,000
Provision for income taxes                    1,588,000       915,000       908,000       549,000
                                            -----------   -----------   -----------   -----------
Net income                                  $ 2,431,000   $ 1,360,000   $ 1,394,000   $   834,000
                                            -----------   -----------   -----------   -----------
Weighted average common shares
outstanding                                   4,993,000     3,351,000     5,002,000     3,384,000
                                            -----------   -----------   -----------   -----------
Net income per common share                 $      0.49   $      0.41   $      0.28   $      0.25
                                            ===========   ===========   ===========   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                      Statements of Cash Flows (Unaudited)

                                                                                    For the Six Months Ended
                                                                                          September 30,
                                                                                   --------------------------
                                                                                      1996           1995
                                                                                   -----------    -----------
Cash flows from operating activities:
           Net income                                                              $ 2,431,000    $ 1,360,000
           Adjustments to reconcile net income to net
                cash provided by (used in) operating
                activities:
                     Depreciation and amortization                                     282,000        185,000
                     (Increase) decrease:
                          Accounts receivable                                       (4,542,000)    (3,626,000)
                          Inventory                                                 (2,748,000)    (3,226,000)
                          Prepaid expenses and other assets                            (28,000)      (116,000)
                          Other assets                                                 (40,000)       (10,000)
                     Increase (decrease) in:
                          Accounts payable and accrued expenses                     (1,564,000)     1,083,000
                          Income taxes payable                                         212,000        348,000
                          Due to related parties                                        (2,000)       105,000
                                                                                   -----------    -----------

                          Net cash (used in)
                               operating activities                                 (5,999,000)    (3,897,000)
                                                                                   -----------    -----------

Cash flows from investing activities:
           Purchase of property, plant and equipment                                  (297,000)      (172,000)
           Sale of Investments                                                       7,376,000        382,000
                                                                                   -----------    -----------

                     Net cash provided by (used in)
                          investing activities                                       7,079,000        210,000
                                                                                   -----------    -----------

Cash flows from financing activities:
           Net increase in line of credit                                              105,000      3,803,000
           Proceeds from exercised options                                             344,000         32,000
           Payments on capital lease obligation                                       (304,000)       (98,000)
                                                                                   -----------    -----------

                     Net cash provided by
                          financing activities                                         145,000      3,737,000
                                                                                   -----------    -----------

NET INCREASE (DECREASE) IN CASH                                                      1,225,000         50,000

Cash - beginning of period                                                             164,000        611,000
                                                                                   -----------    -----------

CASH - END OF PERIOD                                                               $ 1,389,000    $   661,000
                                                                                   ===========    ===========

Supplemental  disclosures  of cash flow  information:
           Cash paid during the year for:
                Interest                                                           $   595,000    $   483,000
                Income taxes                                                         1,401,000        518,000
Non-cash investing and financing activities:
           Property acquired under capital lease                                       304,000        131,000

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

           [5] REVENUE  RECOGNITION:

           The Company recognizes sales when products are shipped. The Company obtains used alternator and starter units, commonly known as cores, from its customers as trade-ins. Cores are an essential material need for remanufacturing operations. Beginning with the quarter ended June 30, 1996, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, net sales were reduced to reflect deductions for cores returned for credit and cost of goods sold was reduced by the cost of the cores returned. Under the new presentation, net sales will be reported on a gross basis, that is core returns from customers will not be deducted in order to reach net sales, but rather will be included in cost of goods sold. The six and three months ended September 30, 1995 was restated to show this change. Formerly, the six and three months ended September 30, 1995 showed net sales of $18,860,000 and $10,802,000 and cost of goods sold of $13,250,000 and $7,645,000, respectively.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)



(NOTE B)- INVENTORY:

           Inventory is comprised of the following:

                                       September 30,   March 31,
                                            1996         1996
                                        -----------   -----------

              Raw materials .........   $16,757,000    17,568,000

              Work-in-process .......     2,714,000     3,466,000

              Finished goods ........    11,828,000     7,517,000
                                        -----------   -----------

                            T o t a l   $31,299,000   $28,551,000
                                        ===========   ===========



(NOTE C) - RELATED PARTIES:

           The Company conducts business with MVR Products Co. PTE, Ltd. ("MVR"). MVR operates a shipping warehouse which conducts business with Unijoh Sdn, Bhd ("Unijoh"). Unijoh operates a remanufacturing facility similar to the Company. MVR's warehouse is located in Singapore and Unijoh's factory is located in Malaysia. Two shareholders/officers/directors of the Company own 70% of both MVR and Unijoh, with the remaining 30% owned by an unrelated third party. All of the cores processed by Unijoh are produced for the Company on a contract remanufacturing basis. The cores and other raw materials used in production by Unijoh are supplied by the Company and are included in the Company's inventory. Inventory owned by the Company and held by MVR and Unijoh was $641,000 as at September 30, 1996. The Company incurred costs of approximately $906,000 and $536,000 from the affiliates for the six and three months ended September 30, 1996. The amount due to affiliate as at September 30, 1996 and March 31, 1996 was due to MVR.

Item 2.  Management's  Discussion  and  Analysis  of  Financial   Condition  and
         Results of Operations.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations
---------------------

                                Six Months Ended   Three Months Ended
                                  September 30,       September 30,
                              -------------------  -------------------
                                 1996      1995      1996      1995
                                ------    ------    ------    ------
Net sales ....................   100.0%    100.0%    100.0%    100.0%
Cost of goods sold ...........    80.1      79.5      80.1      79.9
                                ------    ------    ------    ------
Gross profit .................    19.9      20.5      19.9      20.1
Selling expenses .............     2.6       3.2       2.4       2.9
General & administrative
  expenses ...................     6.0       7.3       5.5       6.9
                                ------    ------    ------    ------
Operating income .............    11.3      10.0      12.0      10.3
Interest expense - net .......     1.2       1.7       1.2       1.5
                                ------    ------    ------    ------
Income before income taxes ...    10.1       8.3      10.8       8.8
Provision for income taxes ...     4.0       3.3       4.3       3.5
                                ------    ------    ------    ------
Net Income ...................     6.1%      5.0%      6.5%      5.3%
                                =======   =======   =======   =======

         Beginning with the quarter ended June 30, 1996, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, the Company deducted the value of all cores returned from its customers in order to reach net sales. Under the new presentation, revenues are reported on a gross basis, that is core returns from customers are not deducted in order to reach net sales, but rather are included in cost of goods sold. The six and three month periods ended September 30, 1995 have been restated to reflect this new presentation. The Company believes that this new presentation provides a truer depiction of actual sales and cost of goods sold. In addition, it reflects a more proper relationship between sales and inventory.

         Net sales for the six months ended September 30, 1996 increased $12,411,000 or 45.4%, from $27,329,000 to $39,740,000 over the six months ended
September 30, 1995. Net sales for the three months ended September 30, 1996 increased $5,668,000 or 36.1%, from $15,697,000 to $21,365,000 over the three months ended September 30, 1995. The increase in net sales is attributable to the general growth of business with existing customers, including the occurrence of update orders with certain customers, which increase the number of SKUs that these customers offer in their stores. In addition, the Company believes that the continued aging of the import vehicle fleet also contributed to its increased sales. The Company also continued the expansion of its product line to include remanufactured alternators and starters for domestic car and light trucks, sales of which generated revenues of approximately $750,000 and $350,000 for the six and three months ended September 30, 1996, respectively. The number of units shipped to all customers was approximately

677,000 units during the recent six-month period and approximately 466,000 units during the same period a year earlier, representing an increase of approximately 45.3%.

         Cost of goods sold for the six months ended September 30, 1996 increased $10,111,000 or 46.6%, from $21,719,000 to $31,830,000 over the six months ended September 30, 1995. Cost of goods sold for the three months ended September 30, 1996 increased $4,577,000 or 36.5%, from $12,540,000 to
$17,117,000 over the three months ended September 30, 1995. The increases are primarily attributable to additional costs in connection with increased production. Cost of goods sold as a percentage of net sales increased over the six-month periods from 79.5% to 80.1% and over the three-month periods from 79.9% to 80.1%. While the increases in cost of goods sold are minimal over the periods, they can be primarily attributable to the pricing pressures that the Company experienced during the first four months of calendar 1996.

         Selling expenses for the six months ended September 30, 1996 increased $176,000 or 20.1%, from $875,000 to $1,051,000 over the six months ended
September 30, 1995. Selling expenses for the three months ended September 30, 1996 increased $50,000 or 10.8%, from $461,000 to $511,000 over the three months ended September 30, 1995. Selling expenses as a percentage of net sales decreased to 2.6% for the six months ended September 30, 1996 from 3.2% for the same period a year earlier and 2.4% for the three months ended September 30, 1996 from 2.9% for the same period one year earlier. These decreases in selling expenses as a percentage of net sales represent the continued leveraging of these costs over the Company's increased net sales. The increases in selling expenses in general are attributable to increased advertising allowances given to customers as well as the expansion of the Company's sales department.

         General and administrative expenses for the six months ended September 30, 1996 increased $373,000 or 18.6% from $2,002,000 to $2,375,000 over the six months ended September 30, 1995. General and administrative expenses for the three months ended September 30, 1996 increased $102,000 or 9.5% from $1,079,000 to $1,181,000 over the three months ended September 30, 1995. As a percentage of net sales these expenses decreased over the six-month periods from 7.3% to 6.0% and over the three-month periods from 6.9% to 5.5%. These decreases represent the continued leveraging of these costs over the Company's increased net sales. Approximately 52.3% of the increase over the six month periods was the result of costs incurred under the Company's incentive bonus plan adopted in August 1995. The balance of the increase was primarily attributable to increased insurance coverages and professional fees.

         Interest expense net of interest income was $465,000 for the six-months ended September 30, 1996 and $254,000 for the three months ended September 30, 1996. This represents an increase of $7,000 or 1.5% and $20,000 or 8.5%, respectively, over the comparable periods a year earlier. Interest expense is comprised principally of interest paid on the Company's revolving credit facility. The balance of interest expense is from loans on the Company's capital leases. Interest income of $132,000 for the six months ended September 30, 1996 and $38,000 for the three months ended September 30, 1996 was derived from investments principally from the Company's second public offering in November 1995.

Liquidity and Capital Resources
-------------------------------

         The Company's operations have been financed principally from cash flow from operations, the net proceeds of the Company's public offerings in March 1994 and November 1995 and borrowings under a revolving credit facility. As of September 30, 1996, the Company's working capital was $45,590,000.

         Net cash used in operating activities during the first six months of fiscal 1997 and 1996 was $5,999,000 and $3,897,000, respectively. The increase was primarily due to an increase in accounts receivable of $4,542,000, an increase in inventory of $2,748,000 and a decrease in accounts payable and accrued expenses of $1,564,000. The increase in accounts receivable was primarily attributable to the increased sales of the Company during the six months ended September 30, 1996, and the increase in inventory was partially attributable to the addition of approximately $1,340,000 of inventory for the Company's recent entry into the business of remanufacturing domestic alternators and starters, which growth in inventory for this new business may be expected to continue for the foreseeable future. In connection with the Company's expansion into this business, the Company expects to incur other expenses over the foreseeable future, including costs of additional production and warehousing facilities, equipment and personnel.

         Net cash from investing activities during the six months ended September 30, 1996 and 1995 was $7,079,000 and $210,000 respectively. During the six months ended September 30, 1996 the Company used $7,376,000 of investments to fund its operating and financing activities.

         Net cash provided by financing activities was $145,000 and $3,737,000 for the first six months of fiscal 1997 and 1996, respectively. During the six months ended September 30, 1996 the Company realized $344,000 from the proceeds of exercised stock options.

         The Company has a credit agreement with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount not exceeding $15,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the lower of the Bank's prime rate and LIBOR plus 1.75%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At November 11, 1996, the outstanding balance on the credit facility was approximately $14,700,000.

         The Company's accounts receivable as of September 30, 1996 was $21,806,000. This represents an increase of $4,542,000 over accounts receivable on March 31, 1996. In addition, there are times when the Company extends payments terms with certain customers in order to help them finance an increase in the number of SKUs carried by that customer and for other purposes. The Company insures collection of certain of its accounts receivable through an insurance policy with an independent credit company at an annual premium of approximately $70,000. The Company's policy generally has been to issue credit to new customers only after they have been included under the coverage of its accounts receivable insurance policy.

         The Company's inventory as of September 30, 1996 was $31,299,000, an increase of $1,094,000 or 3.6% over June 30, 1996 and an increase of $2,748,000 or 9.6% over March 31, 1996. The increase includes the addition of approximately $1,340,000 of inventory over the last six months for the Company's recent entry into the business of remanufacturing domestic alternators and starters and, to a lesser extent, the Company's addition of new SKUs to its product line thus increasing the quantity of cores and finished goods needed to supply its customers.

                           PART II - OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders.

           The annual meeting of shareholders of the Registrant was held on August 22, 1996 for the purpose of (i) electing five directors to serve until the next annual meeting of shareholders and until their respective successors are elected and qualified, (ii) approving an amendment to the Registrant's Certificate of Incorporation to increase the number of authorized shares of Common Stock from 10,000,000 to 20,000,000 shares, (iii) approving an amendment to the Registrant's 1994 Stock Option Plan to increase the number of shares of Common Stock for which options may be granted from 450,000 to 720,000 shares, and (iv) ratifying the appointment of the Registrant's independent certified public accountant for the fiscal year ending March 31, 1997. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

           The following directors were elected by the following vote:


                                               VOTES
                                               -----
                                       FOR             AGAINST
                                       ---             -------
Mel Marks                            4,122,335          4,850
Richard Marks                        4,121,835          5,350
Murray Rosenzweig                    4,121,835          5,350
Mel Moskowitz                        4,121,835          5,350
Selwyn Joffe                         4,121,835          5,350

           The proposal to amend the Certificate of Incorporation to increase the number of authorized shares of Common Stock was approved by the following vote:


               FOR              AGAINST            NON VOTES/ABSTENTIONS
               ---              -------            ---------------------
            4,075,795            32,510                    6,880

           The proposal to amend the 1994 Stock Option Plan to increase the number of shares of Common Stock for which options may be granted was approved by the following vote:


               FOR              AGAINST            NON VOTES/ABSTENTIONS
               ---              -------            ---------------------
            3,166,730           272,597                   12,044

           The proposal to ratify the appointment of the independent certified public accountant for the fiscal year ending March 31, 1997 was approved by the following vote:


               FOR              AGAINST            NON VOTES/ABSTENTIONS
               ---              -------            ---------------------
            4,113,545             5,150                    8,490

Item 6.     Exhibits and Reports on Form 8-K

           (a)        Exhibits:

                      27.1 Financial Data Schedule.

           (b)        Reports on Form 8-K

           The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1996.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MOTORCAR PARTS & ACCESSORIES, INC.


Dated: November  12, 1996                  By: /S/ PETER BROMBERG
                                              -----------------------------
                                              Peter Bromberg
                                              Chief Financial Officer

                                  EXHIBIT INDEX


EXHIBIT
NUMBER                        DESCRIPTION

27.1                          Financial Data Schedule