Form 10-Q
period 1996-12-31
MOTORCAR PARTS & ACCESSORIES INC
filed 1997-02-14
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                             11-2153962
  -------------------------------                           -------------------
  (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                           Identification No.)

2727 Maricopa Street, Torrance, California                        90503
------------------------------------------                        -----
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

                                 Yes      |X|               No       | |

There were 4,866,000 shares of Common Stock outstanding at February 7, 1997.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                              Page

   Item 1.   Financial Statements

             Balance Sheets as of December 31, 1996 (unaudited)
                     and March 31, 1996.................................. .....3

             Statements of Operations (unaudited) for the nine and three month periods ended December 31, 1996 and 1995....... ....4

             Statements of Cash Flows (unaudited) for the nine month
                     periods ended December 31, 1996 and 1995..................5

             Notes to Financial Statements (unaudited).........................6

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations..................8


PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K.................................12

             Signatures.......................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       MOTORCAR PARTS & ACCESSORIES, INC.
                                 Balance Sheets
                                 --------------

                                   A S S E T S
                                   -----------                                December 31,
                                                                                1996               March 31, 1996
                                                                               ------              --------------
                                                                              (Unaudited)
Current assets:
   Cash and cash equivalents............................................    $  1,108,000             $    164,000
   Short-term investments...............................................               0                8,336,000
   Accounts receivable - net of allowance for doubtful accounts.........      22,886,000               17,264,000
   Inventory............................................................      34,980,000               28,551,000
   Prepaid expenses and other current assets............................         709,000                  637,000
   Deferred income tax asset............................................         251,000                  226,000
                                                                              ----------               ----------
          Total current assets..........................................      59,934,000               55,178,000

Long-term investments...................................................       3,821,000                2,393,000
Plant and equipment - net...............................................       3,659,000                2,469,000
Other assets............................................................         206,000                  149,000
                                                                              ----------               ----------
          T O T A L.....................................................    $ 67,620,000             $ 60,189,000
                                                                              ==========               ==========

                                L I A B I L I T I E S
                                ---------------------
Current liabilities:
   Current portion of capital lease obligations.........................    $    795,000             $    554,000
   Accounts payable and accrued expenses................................      10,137,000                8,855,000
   Income taxes payable.................................................       1,310,000                1,331,000
   Due to affiliate.....................................................         184,000                  184,000
                                                                              ----------               ----------
          Total current liabilities.....................................      12,426,000               10,924,000

Long-term debt..........................................................      16,329,000               14,541,000
Capitalized lease obligations - less current portion....................         491,000                  594,000
Deferred income tax liability...........................................          99,000                   99,000
                                                                              ----------               ----------
          T O T A L.....................................................      29,345,000               26,158,000
                                                                              ----------               ----------

                                 SHAREHOLDERS' EQUITY
                                 --------------------

Preferred stock; par value $.01 per share, 5,000,000 shares
   authorized; none issued..............................................
Common stock; par value $.01 per share, 20,000,000 shares
   authorized;
   4,866,000 shares issued and outstanding at December 31,
   1996 and 4,819,750 issued and outstanding at March 31, 1996..........          49,000                   48,000
Additional paid-in capital..............................................      28,781,000               28,431,000
Retained earnings.......................................................       9,445,000                5,552,000
                                                                              ----------               ----------
          Total shareholders' equity....................................      38,275,000               34,031,000
                                                                              ----------               ----------
          T O T A L.....................................................     $67,620,000             $ 60,189,000
                                                                              ==========               ==========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            Statements of Operations
                            ------------------------
                                   (Unaudited)

                                            For the Nine Months Ended                       For the Three Months Ended
                                                  December 31,                                      December 31,
                                            -------------------------                       --------------------------
                                            1996                  1995                      1996                  1995
                                            ----                  ----                      ----                  ----
Income:
   Net Sales.........................  $ 62,263,000           $ 44,990,000             $ 22,523,000          $ 17,661,000
                                         ----------             ----------               ----------            ----------
Operating expenses:
   Cost of goods sold................    49,737,000             35,694,000               17,907,000            13,975,000
   Selling expenses..................     1,725,000              1,467,000                  674,000               592,000
   General and administrative
        expenses.....................     3,632,000              3,251,000                1,257,000             1,249,000
                                         ----------             ----------               ----------            ----------
           Total operating expenses..    55,094,000             40,412,000               19,838,000            15,816,000
                                         ----------             ----------               ----------            ----------
Operating income.....................     7,169,000              4,578,000                2,685,000             1,845,000
Interest expense - net of
    interest income..................       752,000                652,000                  287,000               194,000
                                         ----------             ----------               ----------            ----------
Income before income taxes...........     6,417,000              3,926,000                2,398,000             1,651,000
Provision for income taxes...........     2,524,000              1,541,000                  936,000               626,000
                                         ----------             ----------               ----------            ----------
Net income...........................  $  3,893,000           $  2,385,000             $  1,462,000          $  1,025,000
                                         ----------             ----------               ----------            ----------
Weighted average common shares
   outstanding.......................     5,003,000              3,615,000                5,007,000             4,144,000
                                         ----------             ----------               ----------            ----------
Net income per common
   share.............................  $       0.78           $       0.66             $       0.29          $       0.25
                                         ==========             ==========               ============          ============

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

         Statements of Cash Flows for the Nine Months Ended December 31,
         ---------------------------------------------------------------
                                   (unaudited)

                                                                           1996                 1995
                                                                           ----                 -----
Cash flows from operating activities:
         Net income..................................................  $ 3,893,000           $ 2,385,000
         Adjustments to reconcile net income to net
              cash provided by (used in) operating
              activities:
                  Depreciation and amortization......................      476,000               306,000
                  (Increase) decrease:
                      Accounts receivable............................   (5,622,000)           (4,543,000)
                      Inventory......................................   (6,429,000)          (10,606,000)
                      Prepaid expenses and other assets .............      (72,000)             (209,000)
                      Other assets..................................       (57,000)              (39,000)
                      Increase (decrease) in:
                           Accounts payable and accrued expenses ....    1,282,000             2,007,000
                           Income taxes payable......................      (46,000)              827,000
                           Due to related parties....................            0               110,000
                                                                        -----------           -----------

                      Net cash (used in)
                           operating activities......................   (6,575,000)           (9,762,000)
                                                                        -----------           -----------

Cash flows from investing activities:
         Purchase of property, plant and equipment...................   (1,052,000)             (275,000)
         Short-term and long-term investments........................    6,908,000            (7,350,000)
                                                                        -----------           -----------

                  Net cash provided by (used in)
                      investing activities...........................    5,856,000            (7,625,000)
                                                                        -----------           -----------

Cash flows from financing activities:
         Net increase (decrease) in line of credit...................    1,788,000              (571,000)
         Proceeds from exercised options............................       351,000                32,000
         Payments on capital lease obligation .......................     (476,000)             (178,000)
         Proceeds from secondary public offering.....................            0            20,290,000
                                                                        -----------           -----------

                  Net cash provided by
                      financing activities...........................    1,663,000            19,573,000
                                                                        -----------           -----------

NET INCREASE (DECREASE) IN CASH......................................      944,000             2,186,000

Cash - beginning of period ..........................................      164,000               611,000
                                                                        -----------           -----------

CASH - END OF PERIOD       ..........................................  $ 1,108,000            $2,797,000
                                                                        ===========           ===========

Supplemental  disclosures  of cash flow  information:
          Cash paid during the year for:
              Interest     ..........................................  $   844,000            $  688,000
              Income taxes ..........................................    2,520,000               665,000

Non-cash investing and financing activities:
         Property acquired under capital lease.......................      338,000               397,000

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

(NOTE A) - The Company and its Significant Accounting Policies:
---------------------------------------------------------------

         Motorcar Parts & Accessories, Inc. (the "Company"), remanufactures and distributes alternators and starters and assembles and distributes spark plug wire sets for the automotive after- market industry (replacement parts sold for use on vehicles after initial purchase). The Company's alternators and starters are produced principally for use in imported cars. The spark plug wire sets are produced for use in imported as well as domestic cars. These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States.

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

         [3]      Accounts receivable - allowance:
                  --------------------------------

                  The Company protects itself to a limited extent from losses due to uncollectible accounts receivable through the purchase of credit insurance except for receivables due from a limited number of accounts with leading automotive parts retailers and certain small customers. Beginning in fiscal year 1996 an allowance for estimated uncollectible accounts receivable is provided.

         [4]      Inventory:
                  ----------

                  Inventory is stated at the lower of cost or market, cost being determined by the average cost method.

         [5]      Revenue Recognition:
                  --------------------

                  The Company recognizes sales when products are shipped. The Company obtains used alternator and starter units, commonly known as cores, from its customers as trade-ins. Cores are an essential material need for remanufacturing operations. Beginning with the quarter ended June 30, 1996, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, net sales were reduced to reflect deductions for cores returned for credit and cost of goods sold was reduced by the cost of the cores returned. Under the new presentation, net sales will be reported on a gross basis, that is core returns from customers will not be deducted in order to reach net sales, but rather will be included in cost of goods sold. The nine and three months ended December 31, 1995 was restated to show this change. Formerly, the nine and three months ended December 31, 1995 showed net sales of $31,207,000 and $12,347,000 and cost of goods sold of $21,911,000 and $8,661,000, respectively.

(NOTE B)- Inventory:
--------------------

         Inventory is comprised of the following:

                                          December 31, 1996     March 31, 1996
                                          -----------------     --------------

           Raw materials..................     $19,092,000        17,568,000

           Work-in-process................       2,970,000         3,466,000

           Finished goods.................      12,918,000         7,517,000
                                               -----------       -----------

                        T o t a l.........     $34,980,000       $28,551,000
                                               ===========       ===========

(NOTE C) - Related Parties:
---------------------------

         The Company conducts business with MVR Products Co. PTE, Ltd. ("MVR"). MVR operates a shipping warehouse which conducts business with Unijoh Sdn, Bhd ("Unijoh"). Unijoh operates a remanufacturing facility similar to the Company. MVR's warehouse is located in Singapore and Unijoh's factory is located in Malaysia. Two shareholders/officers/directors of the Company own two-thirds of both MVR and Unijoh, with the remaining one-third owned by an unrelated third party. All of the cores processed by Unijoh are produced for the Company on a contract remanufacturing basis. The cores and other raw materials used in production by Unijoh are supplied by the Company and are included in the Company's inventory. Inventory owned by the Company and held by MVR and Unijoh was $632,000 as at December 31, 1996. The Company incurred costs of approximately $1,248,000 and $342,000 from the affiliates for the nine and three months ended December 31, 1996. The amount due to affiliate as at December 31, 1996 and March 31, 1996 was due to MVR.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

                  The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations
---------------------


                                   Nine Months Ended     Three Months Ended
                                      December 31,          December 31,
                               --------------------   --------------------------

                                1996        1995        1996        1995
                               --------   ---------   ---------    --------
Net sales                       100.0%      100.0%      100.0%      100.0%
Cost of goods sold               79.9        79.3        79.5        79.1
                               --------   ---------   ---------    --------
Gross profit                     20.1        20.7        20.5        20.9
Selling expenses                  2.8         3.3         3.0         3.4
General & administrative
expenses                          5.8         7.2         5.6         7.1
                               --------   ---------   ---------    --------
Operating income                 11.5        10.2        11.9        10.4
Interest expense - net            1.2         1.5         1.3         1.1
                               --------   ---------   ---------    --------
Income before income taxes       10.3         8.7        10.6         9.3
Provision for income taxes        4.0         3.4         4.1         3.5
                               --------   ---------   ---------    --------
Net Income                        6.3%        5.3%        6.5%        5.8%
                               ========   =========   =========    ========

          Beginning with the quarter ended June 30, 1996, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, the Company deducted the value of all cores returned from its customers in order to reach net sales. Under the new presentation, revenues are reported on a gross basis, that is core returns from customers are not deducted in order to reach net sales, but rather are included in cost of goods sold. The nine and three month periods ended December 31, 1995 have been restated to reflect this new presentation. The Company believes that this new presentation provides a truer depiction of actual sales and cost of goods sold. In addition, it reflects a more proper relationship between sales and inventory.

          Net sales for the nine months ended December 31, 1996 increased $17,273,000 or 38.4%, from $44,990,000 to $62,263,000 over the nine months ended
December 31, 1995. Net sales for the three months ended December 31, 1996 increased $4,862,000 or 27.5%, from $17,661,000 to $22,523,000 over the three months ended December 31, 1995. The increases are attributable to the general growth of business with existing customers, including the occurrence of update orders with certain customers, which increase the number of SKUs that these customers offer in their stores. In addition, the Company believes that the continued aging of the import vehicle fleet also contributed to its increased sales. The Company also continued the expansion of its product line to include remanufactured alternators and starters for domestic car and light trucks, which generated net sales of approximately $750,000 for the nine months ended December 31, 1996. The number of units shipped to all customers was approximately 1,029,000 units during the recent nine-month period and approximately 758,000 units during the same period a year earlier, representing an increase of approximately 35.8%.

          Cost of goods sold for the nine months ended December 31, 1996 increased $14,043,000 or 39.3%, from $35,694,000 to $49,737,000, over the nine months ended December 31, 1995. Cost of goods sold for the three months ended December 31, 1996 increased $3,932,000 or 28.1%, from $13,975,000 to
$17,907,000, over the three months ended December 31, 1995. The increases are primarily attributable to additional costs in connection with increased production. Cost of goods sold as a percentage of net sales increased over the nine-month periods from 79.3% to 79.9% and over the three-month periods from 79.1% to 79.5%. While the increases in cost of goods sold are minimal over the periods, they can be primarily attributed to the pricing pressures that the Company experienced during the first four months of calendar 1996 as offset by the continuing lowering of manufacturing costs by the Company.

          Selling expenses for the nine months ended December 31, 1996 increased $258,000 or 17.6%, from $1,467,000 to $1,725,000, over the nine months ended
December 31, 1995. Selling expenses for the three months ended December 31, 1996 increased $82,000 or 13.9%, from $592,000 to $674,000 over the three months ended December 31, 1995. Selling expenses as a percentage of net sales decreased to 2.8% for the nine months ended December 31, 1996 from 3.3% for the same period a year earlier and 3.0% for the three months ended December 31, 1996 from 3.4% for the same period one year earlier. These decreases in selling expenses as a percentage of net sales represent the continued leveraging of these costs over the Company's increased net sales. The increases in selling expenses in general are attributable to increased advertising allowances given to customers as well as increased payroll relating to the Company's sales department.

          General and administrative expenses for the nine months ended December 31, 1996 increased $381,000 or 11.7% from $3,251,000 to $3,632,000 over the nine months ended December 31, 1995. General and administrative expenses remained approximately the same at $1,257,000 for the three months ended December 31, 1996 and $1,249,000 for the three months ended December 31, 1995. As a percentage of net sales these expenses decreased over the nine-month periods from 7.2% to 5.8% and over the three-month periods from 7.1% to 5.6%. These decreases represent the continued leveraging of these costs over the Company's increased net sales. Approximately 65.6% of the increase over the nine-month periods was the result of costs incurred under the Company's incentive bonus plan adopted in August 1995. The balance of the increase was primarily attributable to increased insurance coverages and professional fees.

          Interest expense net of interest income was $752,000 for the nine months ended December 31, 1996 and $287,000 for the three months ended December 31, 1996. This represents an increase of $100,000 or 15.3% and $93,000 or 47.9%, respectively, over the comparable periods a year earlier. Interest expense is comprised principally of interest paid on the Company's revolving credit facility. The balance of interest expense is from loans on the Company's capital leases. Interest income of $175,000 for the nine months ended December 31, 1996 and $43,000 for the three months ended December 31, 1996 was derived from investments principally from the Company's second public offering in November 1995.


Liquidity and Capital Resources
-------------------------------

          The Company's operations have been financed principally from cash flow from operations, the net proceeds of the Company's public offerings in March 1994 and November 1995 and borrowings under a revolving credit facility. As of December 31, 1996, the Company's working capital was $47,508,000.

          Net cash used in operating activities during the first nine months of fiscal 1997 and 1996 was $6,575,000 and $9,762,000, respectively. The increase was primarily due to an increase in accounts receivable of $5,622,000, an increase in inventory of $6,429,000 and an offsetting increase in accounts payable and accrued expenses of $1,282,000. The increase in accounts receivable is primarily attributable to the increased sales of the Company during the nine months ended December 31, 1996. The increase in inventory was primarily attributable to the addition of approximately $5,300,000 of inventory for the Company's recent entry into the business of remanufacturing domestic alternators and starters. Growth in inventory for this new business is expected to continue for the foreseeable future. In connection with the Company's expansion into this business, the Company has secured a lease for an additional 160,000 square foot production and warehouse facility effective April 1, 1997 located near its existing facility in Torrance, California.

          Net cash provided by (and used in) investing activities during the nine months ended December 31, 1996 and 1995 was $5,856,000 and ($7,625,000),
respectively. During the nine months ended December 31, 1996 the Company used $6,908,000 of investments to fund its operating and financing activities and spent $1,052,000 in connection with the purchase of new plant and equipment.

          Net cash provided by financing activities was $1,663,000 and $19,573,000 for the first nine months of fiscal 1997 and 1996, respectively. During the nine months ended December 31, 1996, the Company realized $351,000 from the proceeds of exercised stock options and increased its borrowings by $1,788,000.

          The Company has a credit agreement expiring in 1998 with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount recently increased to a maximum of $25,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the lower of the Bank's prime rate less .25% and LIBOR plus 1.65%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At February 9, 1997, the outstanding balance on the credit facility was approximately $17,300,000.

          The Company's accounts receivable as of December 31, 1996 was $22,886,000. This represents an increase of $5,622,000 over accounts receivable on March 31, 1996. There are times when the Company extends payments terms with certain customers in order to help them finance an increase in the number of SKUs carried by that customer and for other purposes. The Company insures collection of certain of its accounts receivable through an insurance policy with an independent credit company at an annual premium of approximately $70,000. The Company's policy generally has been to issue credit to new customers only after they have been included under the coverage of its accounts receivable insurance policy.

          The Company's inventory as of December 31, 1996 was $34,980,000, an increase of $3,681,000 or 11.8% over September 30, 1996 and an increase of $6,429,000 or 22.5% over March 31, 1996. The increase includes the addition of approximately $5,300,000 of inventory predominantly over the last three months for the Company's recent entry into the business of remanufacturing domestic alternators and starters and, to a lesser extent, the Company's addition of new SKUs to its product line thus increasing the quantity of cores and finished goods needed to supply its customers.

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  10.4 Credit Agreement, dated as of June 1, 1996, by and between the Company and Wells Fargo Bank, National Association

                  10.5 Revolving Line of Credit Note, dated as of November 1, 1996, by and between the Company and Wells Fargo Bank, National Association

                  10.17 Amendment to Lease, dated October 3, 1996, by and between Golkar Enterprises, Ltd. and the Company relating to additional property in Torrance, California.

                  27.1              Financial Data Schedule.

          (b)     Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K during the quarterly period ended December 31, 1996.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          MOTORCAR PARTS & ACCESSORIES, INC.


Dated:    February 13, 1997          By:  /s/ Peter Bromberg
                                          ----------------------------------
                                              Peter Bromberg
                                              Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                    Description                                Page Number
------                    -----------                                -----------

10.4            Credit Agreement, dated as of June 1, 1996,                15
                by and between the Company and Wells Fargo
                Bank, National Association

10.5            Revolving Line of Credit Note, dated as of                 33
                November 1, 1996, by and between the Company and Wells Fargo Bank, National Association

10.17           Amendment to Lease, dated October 3,                       40
                1996, by and between Golkar Enterprises, Ltd. and the Company relating to additional property in Torrance, California.

27.1            Financial Data Schedule                                    47