Form 10-K
period 1997-03-31
MOTORCAR PARTS & ACCESSORIES INC
filed 1997-06-30
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]  No [_]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Issuer's revenues for its most recent fiscal year:  $86,872,000.

The aggregate market value, calculated on the basis of the average bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System, of Common Stock held by non-affiliates of the Registrant as of June 23, 1997 was approximately $65,774,512.

There were 5,036,455 shares of Common Stock outstanding as of June 23, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III of the Registrant's Proxy Statement relating to its 1997 Annual Meeting of Shareholders is incorporated by reference herein

                                     PART I

ITEM 1.     BUSINESS.
-------     ---------

GENERAL

            The Company is a leading remanufacturer and distributor of replacement alternators and starters for both imported and domestic cars and light trucks in the United States. The Company's alternators and starters are remanufactured for vehicles imported from Japan, Germany, Sweden, England, France, Italy and Korea and, as commenced in fiscal 1997, for domestic vehicles. The imported vehicles for which the Company remanufactures alternators and starters also include (i) "world cars," which are produced by General Motors, Chrysler and Ford and originally equipped with components produced by foreign manufacturers, and (ii) "transplants," which are manufactured in the United States by Toyota, Nissan, Honda, Mazda and others. The Company also assembles and distributes ignition wire sets for imported and domestic cars and light trucks.

            The Company's products are sold throughout the United States to many of the nation's largest chains of retail automotive stores, including AutoZone, CSK Auto, The Pep Boys, O'Reilly Automotive, Hi-Lo Automotive and Trak Automotive. The Company also sells its alternators and starters throughout
Canada as a supplier to that country's largest chain of retail automotive stores, Canadian Tire. During the last several years, the Company has concentrated on sales to retail automotive chains, which the Company believes is the fastest growing segment of the automotive after-market industry. For fiscal 1997, approximately 85% of the Company's sales were to retail automotive chains comprised of approximately 4,000 stores, with the balance of sales primarily to large warehouse distributors, such as APS Holdings. The Company also supplies remanufactured alternators and starters for imported vehicles for distribution through Service Parts Operations (SPO), which units are sold under General Motors' private label, AC Delco.

THE AUTOMOTIVE AFTER-MARKET INDUSTRY

            The Company's historical market, the import automotive after-market industry for alternators and starters, which is comprised almost exclusively of remanufacturers and rebuilders, has experienced significant growth during recent years. The Company expects this growth to continue as a result of several trends. These trends include the proliferation of imported cars and light trucks (including world cars and transplants) in use, the growth in the number of miles driven each year and the growth in the number of imported vehicles at the prime repair age of four years and older. In addition, the Company believes its new market, the domestic automotive after-market industry for alternators and starters, represents substantial growth opportunities. The Company believes that this new market is approximately three times the size of the Company's historical import market.

            The  Company  targets  two  distinct  groups of  end-users  that buy replacement automotive parts: (i) individual consumers, who purchase parts to perform "do-it-yourself" repairs on their own vehicles; and (ii) professional "do-it-for-me" installers, which include automotive repair shops and the service departments of automobile dealers. The individual consumer market is typically supplied through retailers and through the retail arms of warehouse distributors. Automotive repair shops generally purchase parts through local independent parts wholesalers, through national warehouse distributors and, more recently, through automotive parts retailers. Automobile dealer service departments generally obtain parts through the distribution systems of automobile manufacturers. In recent years, chains of retail stores in the automotive after-market industry have become an increasingly important channel for the distribution of the Company's products. The Company also believes that significant consolidation among distributors of automotive replacement parts has resulted in fewer and larger distributors. In addition, the Company believes that, as a result of its entrance into the business of remanufacturing alternators and starters for domestic vehicles, warehouse distributors will become a more important distribution channel for the Company.

            Remanufacturing of operational replacement parts is a significant component of the automotive aftermarket industry. Sales by chains of retail automotive stores and by automotive wholesalers of remanufactured alternators and starters are believed by the Company to comprise the vast majority of the Company's market. Only a portion of that market is supplied by the sale of similar new replacement parts. Remanufacturing, which involves the re-use of parts which might otherwise be discarded, creates a supply of parts at a significantly lower cost to the user than newly- manufactured parts, and makes available automotive parts which are no longer being manufactured. By making readily available parts for automotive general use, remanufacturing benefits automotive repair shops by relieving them of the need to rebuild worn parts on an individual basis and conserves materials which would otherwise be used to manufacture new replacement parts. Most importantly, however, the Company's remanufactured parts are sold at significantly lower prices than competitive new replacement parts. These features also enable retail customers themselves to engage in cost- saving repairs.

COMPANY PRODUCTS

            The Company's primary products are remanufactured replacement alternators and starters for both imported and domestic cars and light trucks. The Company also assembles and distributes ignition wire sets for the automotive after-market for use in a wide variety of makes and models of foreign automobiles. Alternators, starters and ignition wire sets are essential components in all makes and models of automobiles. These products constitute non-elective replacement parts, which are required for a vehicle to operate. Approximately 17% of the Company's products are sold under its brand name, including the use of its registered trademark "MPA," and the remainder are sold for resale under customer private labels. Customers that sell the Company's products under private label include AutoZone, CSK Auto, The Pep Boys, APS Holdings and Delphi.

            The Company's alternators and starters are produced to meet or exceed automobile manufacturer specifications depending upon the make and model of the automobile. The Company remanufactures a broad assortment of starters and alternators in order to accommodate the numerous and increasing varieties of these products currently in use. The Company currently provides approximately 825 different alternators and 575 different starters. The Company's import alternators and starters are provided for virtually all Japanese manufacturers, including Toyota, Honda, Nissan, Mazda and Mitsubishi, certain European manufacturers, including Mercedes Benz, BMW, Volvo and Volkswagen, manufacturers of world cars, including Chrysler, General Motors and Ford, and foreign manufacturers of transplant cars.

CUSTOMERS

            The Company's products are marketed throughout the United States and Canada. The Company's customers consist of many of the United States' largest chains of retail automotive stores and automotive warehouse distributors. The Company also sells its products to Canada's largest chain of retail automotive stores, Canadian Tire.

            A significant percentage of the Company's sales has been concentrated among a relatively small number of customers. The Company's three largest customers accounted for approximately 29%, 18% and 18%, respectively, of net sales during fiscal 1997. The Company's four largest customers accounted for approximately 21%, 11%, 20% and 18%, respectively, of net sales during fiscal 1996. The Company's three largest customers accounted for approximately 27%, 14% and 12%, respectively, of the Company's net sales during fiscal 1995. There can be no assurance that this concentration of sales among customers will not continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer would have a material adverse effect on the Company's sales and operating results. In addition, customers may demand price concessions from the Company that could adversely affect profit margins. The Company's arrangements with most of its customers are based on the receipt of purchase orders and otherwise are not subject to long-term written contracts and generally may be terminated upon short notice.

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

            The price of a finished product generally is comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing. Upon receipt of a core as a trade-in, credit generally is given to the customer for the amount originally invoiced with respect to that core. The Company limits trade-ins to cores for units included in its sales catalogs and in condition able to be remanufactured, and credit for cores is allowed only against purchases by a customer of similar remanufactured products within a specified time period. A customer's total allowable credit for core trade-ins is further limited by the dollar volume of the customer's purchases of similar products within such time period. Core values fluctuate on the basis of several economic factors, including market availability and demand and core prices then being paid by other remanufacturers and core brokers.

            Beginning with fiscal 1997, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, the Company deducted the value of all cores returned from its customers in order to reach net sales. Under the new presentation, revenues are reported on a gross basis, that is core returns from customers are not deducted in order to reach net sales, but rather are included in cost of goods sold. Fiscal 1996 and 1995 net sales and cost of goods sold have been reclassified to reflect this new presentation. The Company believes that this new presentation provides a truer depiction of actual sales and cost of goods sold. In addition, it reflects a more proper relationship between sales and inventory.

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

            The Company conducts business through two wholly-owned foreign subsidiaries, MVR Products Pte Limited ("MVR"), which operates a shipping warehouse and testing facility and maintains office space and remanufacturing capability in Singapore, and Unijoh Sdn, Bhd ("Unijoh"), which conducts in Malaysia remanufacturing operations similar to those conducted by the Company at its remanufacturing facility in Torrance. These foreign operations are conducted with quality control standards and other internal controls similar to those currently implemented at the Company's remanufacturing facilities in Torrance. The facilities of MVR and Unijoh are located approximately one hour drive apart. The Company believes that the operations of its foreign subsidiaries are important because of the lower labor costs experienced by these subsidiaries in the same remanufac turing process.

            In April 1997, the Company acquired all of the outstanding capital stock of MVR and Unijoh from its shareholders, Mel Marks, Richard Marks and Vincent Quek (each of whom owned one-third of each acquired entity), for an aggregate purchase price to all such selling shareholders for both acquired entities of 145,455 shares of Common Stock. The shares of Common Stock constituting the purchase price have not been registered for sale pursuant to the Securities Act of 1933 and are subject to a lock-up arrangement between the Company and each such selling shareholder releasing for public resale one-fourth of such shares on each of the first four anniversaries of the acquisitions. The purchase price and other terms of the acquisitions were determined by the
Special Committee of the Board of Directors of the Company following negotiations with the selling shareholders. In connection with, and as a condition to, the acquisitions, the Special Committee received a fairness opinion from Houlihan Lokey Howard & Zukin, a specialty investment banking firm.

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

COMPETITION

            The  automotive   after-market   industry  of  remanufacturers   and
rebuilders of alternators and starters for both imported cars and light trucks is highly competitive. The Company's competitors include several other relatively large sources of remanufactured units and numerous smaller, regional rebuilders. Certain of the Company's competitors sell a wide variety of other automotive parts, thereby establishing broader name recognition in the entire automotive after-market. In addition, certain of the Company's competitors are divisions or subsidiaries of entities also engaged in other businesses which have substantially greater financial resources than those of the Company. The Company also competes with several large regional remanufacturers and with remanufacturers which are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution. Alternators and starters produced by regional and other small rebuilders typically are not processed and finished to the same extent as, and do not compete directly with, the Company's products. The Company also competes with numerous rebuilders which serve comparatively local areas.

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

EMPLOYEES

            The Company has approximately 640 full time employees. Of the Company's employees, 20 are considered administrative personnel and six are sales personnel. None of the Company's employees is a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

ITEM 2.     PROPERTIES.
-------     -----------

            The Company maintains facilities in Torrance, California, Roslyn, New York and Nashville, Tennessee. The Torrance facilities contain an aggregate of approximately 352,000 square feet and accommodate most of the Company's corporate headquarters and remanufacturing, warehousing and other office requirements. The Company moved into its initial Torrance facility, consisting of approximately 125,000 square feet, in September 1993. The lease for the initial facility provides for a monthly rental of $44,280 through September 1999, increasing thereafter to $47,601 through March 31, 2002, the termination date of the lease. In September 1995, the Company entered into a lease for an additional approximately 80,000 square feet in a second facility in the same industrial area in Torrance and, in October 1996, increased its leased space in the second facility to a total of approximately 227,000 square feet. The lease for the second facility provides for a base monthly rental of $60,252 through September 1999, increasing thereafter to $64,771 through March 31, 2002, the termination date of the lease. The Company's facilities were designed and equipped according to specifications generated by the Company in order to accommodate the Company's current and projected needs. The facilities are anticipated to be sufficient to satisfy the Company's foreseeable production requirements. The Company also maintains an East Coast administrative and sales office in Roslyn, New York. This site contains approximately 1,000 square feet of office space. In October 1995, the Company opened a 31,000-square foot warehouse and distribution facility in Nashville, Tennessee to service the Company's growing East Coast and Southern market. The lease for this facility expires on October 31, 1998 and provides for a monthly rental of $9,331. In addition, the Company has facilities at its subsidiaries' locations in Malaysia and Singapore.

ITEM 3.     LEGAL PROCEEDINGS.
-------     ------------------

            There are no pending material legal proceedings to which the Company or any of its properties is subject nor, to the knowledge of the Company, are any such legal proceedings threatened.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------     ----------------------------------------------------

            None.

                                     PART II


Item 5.     Market for Registrant's Common Equity and Related Stockholder
-------     -------------------------------------------------------------
            Matters.
            --------

            The Company's Common Stock, par value $0.01 per share (the "Common Stock"), is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol MPAA. The following table sets forth the high and low bid prices for the Common Stock during each quarter of fiscal 1996 and fiscal 1997 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.



                               Fiscal 1996                    Fiscal 1997
                               -----------                    -----------
                           High          Low              High          Low
                           ----          ---              ----          ---

First Quarter               11         8.5                  19         14.250
Second Quarter              15        10.375              15.750        9.375
Third Quarter              15.875     12.750                15         11.875
Fourth Quarter             15.875     11.375              17.625       13.250


            As of June 23, 1997, there were 5,036,455 shares of Common Stock outstanding held by 45 holders of record.

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

ITEM 6.     SELECTED FINANCIAL DATA.
-------     ------------------------

            The financial information set forth below for the fiscal years ended March 31, 1997, 1996 and 1995 should be read in conjunction with the detailed information in the financial statements and notes thereto appearing elsewhere herein.

            The financial information set forth below for the fiscal years ended March 31, 1994 and 1993 have been audited by Richard A. Eisner & Company, LLP, independent certified public accountants.

                                                                   Fiscal Year Ended March 31,
                                                    --------------------------------------------------------
                                                      1997        1996        1995        1994        1993
                                                    --------    --------    --------    --------    --------
                                                              (in thousands, except per share data)

Income Statement Data (1):
Net sales .......................................   $ 86,872    $ 64,358    $ 39,235    $ 29,018    $ 24,033
Cost of goods sold ..............................     69,255      50,965      30,690      21,816      19,038


Research and development ........................        185        --          --          --          --
Selling expenses ................................      2,305       1,984       1,498       2,117       1,441
General and administrative expenses .............      4,974       4,577       3,704       2,593       2,134
Moving expenses .................................       --          --          --           256        --


Operating income ................................     10,153       6,832       3,343       2,236       1,420
Interest expense (net of interest income) .......     (1,090)       (833)       (540)       (453)       (352)
                                                    --------    --------    --------    --------    --------

Income before income taxes ......................      9,063       5,999       2,803       1,783       1,068
Provision for income taxes (pro forma for fiscal
1994 and 1993) (2) ..............................      3,529       2,353       1,197         728         453
                                                    --------    --------    --------    --------    --------

       Net Income ...............................   $  5,534    $  3,646    $  1,606    $  1,055    $    615
                                                    ========    ========    ========    ========    ========
       Net Income per share (pro forma for fiscal
       1994 and fiscal 1993) (3) ................   $   1.11    $   0.93    $   0.49    $   0.52    $   0.29
                                                    ========    ========    ========    ========    ========
Weighted average common shares outstanding
(pro forma for fiscal 1994 and fiscal 1993) (3) .      5,007       3,939       3,295       2,018       2,145
                                                    ========    ========    ========    ========    ========


                                                                            March 31,
                                                    --------------------------------------------------------
                                                      1997        1996        1995        1994        1993
                                                    --------    --------    --------    --------    --------
                                                                         (in thousands)


Balance Sheet Data:
Total assets ............................            $75,510    $60,189     $25,823      $16,871     $ 9,045
Working capital .........................             51,800     44,254      18,096       12,041       1,958
Long-term debt and capitalized lease
     obligations -- less current portions             17,839     15,135       9,502        4,920          14
Shareholders' equity ....................             40,108     34,031      10,016        8,410       2,274

----------------------
(1) Net sales and cost of goods sold for fiscal 1996, 1995, 1994 and 1993 have been reclassified to increase cost of goods sold, rather than decrease net sales, by core trade-ins. See Note A[6] to the financial statements contained herein.
(2) From January 1, 1987 through December 31, 1993, the Company was subject to taxation as an "S" corporation in accordance with the Code. As a result, the net income of the Company during that time was faxed for federal (and some state) income tax purposes directly to the Company's shareholders rather than to the Company. Pro forma data reflects the income tax expense that would have been recorded had the Company not been exempt from the payment of such taxes.
(3) Pro forma data for fiscal 1994 and fiscal 1993 reflect the stock split effected by the Company in January 1994, which increased the number of issued and outstanding shares of Common Stock from 54.3428 shares to 2,000,000 shares.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATION.
            ---------------------------------------------

GENERAL

            The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

                                                  Fiscal Year Ended March 31,

                                                  1997       1996       1995
                                                -------    -------    -------

Net sales                                         100.0%     100.0%     100.0%
Cost of goods sold                                 79.7       79.2       78.2
                                                -------    -------    -------
Gross profit                                       20.3       20.8       21.8
Research and development                            0.2        0.0        0.0
Selling expenses                                    2.7        3.1        3.8
General and administrative expenses                 5.7        7.1        9.4
                                                -------    -------    -------
Operating income                                   11.7       10.6        8.5
Interest expense - net of interest income           1.3        1.3        1.4
                                                -------    -------    -------
Income before income taxes                         10.4        9.3        7.1
Provision for income taxes                          4.1        3.7        3.1
                                                -------    -------    -------
Net income                                          6.4%       5.7%       4.1%
                                                =======    =======    =======


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

            Beginning with fiscal 1997, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, the Company deducted the value of all cores returned from its customers in order to reach net sales. Under the new presentation, revenues are reported on a gross basis, that is core returns from customers are not deducted in order to reach net sales, but rather are included in cost of goods sold. Fiscal 1996 and 1995 have been reclassified to reflect this new presentation. The Company believes that this new presentation provides a truer depiction of actual sales and cost of goods sold. In addition, it reflects a more proper relationship between sales and inventory.

Fiscal 1997 compared to Fiscal 1996
-----------------------------------

            Net sales for fiscal 1997 increased $22,514,000 or 35.0%, from $64,358,000 to $86,872,000, over fiscal 1996. The increase is attributable to the general growth of business with existing customers, including the commencement of sales to a large customer of alternators for domestic vehicles, and the number of SKUs that these customers offer in their stores. In addition, the Company believes that the continued aging of the import vehicle fleet also contributed to its increased sales. The expansion of the Company's product line to include remanufactured alternators and starters for domestic vehicles generated net sales of approximately $6,832,000 for fiscal 1997. The number of all units shipped to all customers was approximately 1,379,000 units during fiscal 1997 and approximately 1,093,000 units during fiscal 1996, representing an increase of approximately 26.2%. The increase in net sales also reflects an increase in the number of higher priced, later-model units.

            Cost of goods sold for fiscal 1996 increased $18,290,000 or 35.9%, from $50,965,000 to $69,255,000, over fiscal 1996. The increase is primarily attributable to additional costs in connection with increased production. Cost of goods sold as a percentage of net sales increased over the periods from 79.2% to 79.7%. While the increase in cost of goods sold over the periods is minimal, it can be primarily attributed to pricing pressures experienced by the Company as offset by the continuing lowering of manufacturing costs by the Company.

            Selling expenses for fiscal 1997 increased $321,000 or 16.2%, from $1,984,000 to $2,305,000, over fiscal 1996. Selling expenses as a percentage of net sales decreased to 2.7% for fiscal 1997 from 3.1% for fiscal 1996. This decrease in selling expenses as a percentage of net sales represents the continued leveraging of selling costs over the Company's increased net sales. The increases in selling expenses in general are attributable to increased payroll relating to the Company's sales department.

            General  and  administrative  expenses  for  fiscal  1997  increased
$397,000  or 8.7%,  from  $4,577,000  to  $4,974,000,  over  fiscal  1996.  As a percentage of net sales these expenses decreased over the periods from 7.1% to 5.7%. This decrease represents the continued leveraging of these costs over the Company's increased net sales. The increase over the periods was the result of additional insurance costs, including as a result of an increase in directors and officers liability coverage up to $15,000,000, general salary increases (including giving effect to the 1996 federal minimum wage increase) and certain non-income-based state and local taxes.

            Interest expense net of interest income was $1,090,000 for fiscal 1997. This represents an increase of $257,000 or 30.9% over fiscal 1996. Interest expense is comprised principally of interest paid on the Company's revolving credit facility, the borrowings under which increased over the periods. The balance of interest expense is from loans on the Company's capital leases. Interest income of $218,000 for fiscal 1997 was derived from investments principally from the Company's second public offering in November 1995.

Fiscal 1996 compared to Fiscal 1995
-----------------------------------

            Net sales for fiscal 1996 increased $25,123,000 or 64.0% from $39,235,000 to $64,358,000. The increase in net sales is attributable to sales to new customers, the general growth of business with existing customers and, indirectly, to, the Company believes, the continued aging of the import vehicle fleet. During fiscal 1996, the Company began shipping products to two significant new customers. The number of units shipped to all customers was approximately 1,093,000 during fiscal 1996 as compared with approximately 689,000 during fiscal 1995, representing an increase of approximately 55.9%.

            Cost of goods sold over the periods increased $20,275,000 or 66.1% from $30,690,000 to $50,965,000. The increases are attributable to additional costs during the recent year in connection with increased production. As a percentage of net sales these expenses increased to 79.2% for the recent fiscal year from 78.2% for the prior fiscal year. This relatively small percentage increase is primarily attributable to increased direct production costs, which were partially offset by benefits the Company experienced from leveraging indirect production costs over increased net sales. In February 1996, the Company began experiencing pricing pressures on certain of its alternators and starters, which may affect gross profit to a limited extent in the future. The Company also anticipates lowering its manufacturing costs to help offset price decreases in response to these pricing pressures.

            Selling expenses over the periods increased $486,000 or 32.4% from $1,498,000 to $1,984,000. This increase was the result of an increase of approximately $433,000 in advertising and other allowances to customers during fiscal 1996. The balance of the increase was primarily attributable to increased salaries of the Company's sales force. Advertising allowances accounted for 57.5% of the Company's total selling expenses for fiscal 1996 as compared to 47.3% for fiscal 1995. Despite these increases, selling expenses as a percentage of net sales decreased to 3.1% from 3.8% over the periods reflecting leveraging of these expenses over increased net sales.

            General and administrative expenses over the periods increased $873,000 or 23.6% from $3,704,000 to $4,577,000. Approximately 69.2% of the increase was due to costs incurred under the Company's new incentive bonus plan which was implemented in September 1995. The additional increase is primarily attributable to increased insurance coverage, computer expenses and professional fees. As a percentage of net sales, general and administrative expenses decreased from 9.4% to 7.1% over the periods reflecting leveraging of these expenses over increased net sales.

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

Liquidity and Capital Resources
-------------------------------

            The Company's recent operations have been financed principally from the net proceeds of the Company's second public offering in November 1995, borrowings under its revolving credit facility and cash flow from operations. As of March 31, 1997, the Company's working capital was $51,800,000, including $3,539,000 of cash and cash equivalents.

            Net cash used in operating  activities  during fiscal 1997, 1996 and
1995 was $5,978,000, $15,344,000 and $6,721,000, respectively. The principal use of cash in fiscal 1997 related to an increase in inventory of $13,311,000 and an increase in accounts receivable of $5,064,000 offset by an increase in accounts payable and accrued expenses of $5,134,000. The increase in inventory was due in large part to the addition of inventory in excess of $10,000,000 in connection with the Company's entrance during fiscal 1997 into the business of remanufacturing alternators and starters for domestic vehicles. The timing of this inventory build-up was based in part upon the Company's belief that the demand for its initial domestic alternator product will be highest in the summer. The increase in accounts receivable was due primarily to the increased net sales in fiscal 1997, although the days outstanding of the accounts receivable remained constant over the periods. As of March 31, 1997, the current portion of capitalized lease obligations was $743,000.

            Net cash provided by investing activities during fiscal 1997 was $6,770,000 as compared to net cash used in investing activities during fiscal 1996 and 1995 of $10,770,000 and $991,000, respectively. During fiscal 1997, the Company used $8,855,000 of investments to fund its operations and purchased $2,085,000 of property, plant and equipment. In fiscal 1996, short-term investments of $10,113,000 were purchased with proceeds from the Company's 1996 public offering, which short-term investments provided the source of the cash used during fiscal 1997.

            Net cash provided by financing activities in fiscal 1997, 1996 and 1995 was $2,583,000, $25,667,000 and $4,525,000, respectively. The net cash provided by financing activities in 1997 was primarily attributable to an increase in the Company's revolving line of credit as offset primarily by payments on a capital lease obligation. The increase in fiscal 1996 was primarily attributable to the proceeds from the second public offering and, to a lesser extent, an increase in the Company's revolving line of credit and the exercise of warrants and options. Proceeds from the second public offering totaled $19,501,000. The balance of cash provided by financing activities in fiscal 1996 was from an increase in the Company's revolving line of credit. The increase in fiscal 1995 was due primarily to an increase in the Company's revolving line of credit. During fiscal 1997, the Company realized $356,000 from the proceeds of exercised stock options and increased its borrowings under the line of credit by $2,955,000.

            The Company has a credit agreement expiring in 1998 with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount not exceeding $25,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the lower of the

Bank's prime rate less .25% or LIBOR plus 1.65%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At June 16, 1997, the outstanding balance on the credit facility was approximately $23,878,000.

            The Company's accounts receivable as of March 31, 1997 was $22,328,000. This represents an increase of $5,064,000 or 29.3% over accounts receivable on March 31, 1996. This is consistent with the 35.0% increase in net sales in fiscal 1997 over fiscal 1996. In addition, there are times when the Company extends payment terms with certain customers in order to help them finance an increase in the number of SKUs carried by that customer and for other purposes. The Company partially protects itself from losses due to uncollectible accounts receivable through an insurance policy with an independent credit insurance company at an annual premium of approximately $70,000. The Company's policy generally has been to issue credit to new customers only after the customers have been included under the coverage of its accounts receivable insurance policy. As of March 31, 1997, the Company's accounts receivable from its largest customer represented approximately 57% of all accounts receivable.

            The Company's inventory as of March 31, 1997 was $41,862,000, which represents an increase of $13,311,000 or 46.6% over inventory as of March 31, 1996. The increase includes the addition of approximately $10,800,000 of inventory during the last half of fiscal 1997 for the Company's entrance into the business of remanufacturing alternators and starters for domestic vehicles. The increase generally reflects the Company's anticipated growth in net sales, primarily in connection with respect to domestic vehicles, increased business from existing customers and the need to have sufficient inventory to support shorter lead times for deliveries to customers. Also, the Company continues to increase the number of SKUs sold requiring the Company to carry raw materials for this wider variety of parts.

Disclosure Regarding Private Securities Litigation Reform Act of 1995
---------------------------------------------------------------------

            This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to, the uncertainty of long-term results from the Company's recent entrance into the business of remanufacturing alternators and starters for domestic vehicles, concentration of sales to certain customers, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
-------     --------------------------------------------

            The information required by this item is set forth in the Financial Statements, commencing on page F-1 included herein.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
-------     ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE.
            ------------------------------------

            Not applicable.

                                    PART III


ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
--------    ---------------------------------------------------

            The information required by this item is incorporated by reference herein in the "Election of Directors" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 11.    EXECUTIVE COMPENSATION.
--------    -----------------------

            The information required by this item is incorporated by reference herein in the "Executive Compensation" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN
--------    -----------------------------
            BENEFICIAL OWNERS AND MANAGEMENT.
            ---------------------------------

            The information required by this item is incorporated by reference herein in the "Security Ownership of Management" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------    -----------------------------------------------

            The information required by this item is incorporated by reference herein in the "Certain Transactions" section of the Company's Proxy Statement to be filed pursuant to Regulation 14A.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
--------    ----------------------------------------------------------------

            a.          Exhibits:

Number         Description of Exhibit                 Method of Filing
------         ----------------------                 ----------------

3.1       Certificate of Incorporation       Incorporated    by   reference   to
          of the Company.                    Exhibit   3.1  to   the   Company's
                                             Registration Statement on Form SB-2
                                             (No.  33-74528)  declared effective
                                             on  March  22,   1994  (the   "1994
                                             Registration Statement").


3.2       Amendment to Certificate of        Incorporated    by   reference   to
          Incorporation of the Company.      Exhibit   3.2  to   the   Company's
                                             Registration  Statement on Form S-1
                                             (No.  33-97498)  declared effective
                                             on  November  14,  1995 (the  "1995
                                             Registration Statement").


3.3       Amendment to Certificate of        Filed herewith.
          Incorporation of the Company.


3.4       By-Laws of the Company.            Incorporated    by   reference   to
                                             Exhibit    3.2    to    the    1994
                                             Registration Statement.


4.1       Specimen Certificate of the        Incorporated    by   reference   to
          Company's Common Stock.            Exhibit    4.1    to    the    1994
                                             Registration Statement.


4.2       Form of Underwriter's Common       Incorporated    by   reference   to
          Stock Purchase Warrant.            Exhibit    4.2    to    the    1994
                                             Registration  Statement.


4.3       1994 Stock Option Plan.            Incorporated    by   reference   to
                                             Exhibit    4.3    to    the    1994
                                             Registration Statement.

Number         Description of Exhibit                 Method of Filing
------         ----------------------                 ----------------


4.4       Form of Incentive Stock Option     Incorporated    by   reference   to
          Agreement.                         Exhibit    4.4    to    the    1994
                                             Registration Statement.


4.5       1994  Non-Employee  Director       Incorporated    by   reference   to
          Stock  Option Plan.                Exhibit 4.5 to the Company's Annual
                                             Report  on  Form  10-  KSB  for the
                                             fiscal year ended March 31, 1995.


4.6       Executive and Key Employee         Incorporated    by   reference   to
          Incentive  Bonus Plan.             Exhibit    4.6    to    the    1995
                                             Registration Statement.


10.1      Credit Agreement, dated as         Incorporated    by   reference   to
          of June 1, 1996, by and            Exhibit   10.4  to  the   Company's
          between the Company and            Quarterly  Report on Form 10- Q for
          Wells Fargo Bank, N.A.             the quarter ended December 31, 1996
                                             (the  "December  31,  1996 Form 10-
                                             Q").


10.2      First Amendment to Credit          Filed herewith.
          Agreement, dated as of
          November 1, 1996, by and
          between the Company and Wells
          Fargo Bank, N.A.


10.3      Revolving Line of Credit Note,     Incorporated    by   reference   to
          dated as of November 1, 1996,      Exhibit  10.5 to the  December  31,
          by and between the Company and     1996 Form 10-Q.
          Wells Fargo Bank,  N.A.


10.4      Lease Agreement, dated March 9,    Incorporated    by   reference   to
          1993, by and between the Company   Exhibit    10.3    to   the    1994
          and Maricopa Enterprises, Ltd.,    Registration Statement.
          relating to the Company's initial
          facility located in Torrance,
          California.

Number         Description of Exhibit                 Method of Filing
------         ----------------------                 ----------------


10.5      Second Amendment to Lease,         Filed herewith.
          dated October 1, 1996, by and
          between the Company and Maricopa
          Enterprises,  Ltd., relating
          to the Company's initial facility
          located in Torrance, California.



10.6      Amendment to Lease, dated          Incorporated    by   reference   to
          October 3, 1996, by and between    Exhibit  10.17 to the  December 31,
          the Company and Golkar             1996 Form 10-Q.
          Enterprises, Ltd. relating to
          additional property in Torrance,
          California.


10.7      Amended and Restated Employment    Incorporated    by   reference   to
          Agreement, dated as of September   Exhibit    10.7    to   the    1995
          1, 1995, by and between the        Registration Statement.
          Company and Mel Marks.


10.8      First Amendment to Amended and     Filed herewith.
          Restated Employment Agreement,
          dated as of April 1, 1997, by
          and between the Company and Mel
          Marks.


10.9      Amended and Restated Employment    Incorporated    by   reference   to
          Agreement, dated as of September   Exhibit    10.8    to   the    1995
          1, 1995, by and between the        Registration Statement.
          Company and Richard Marks.


10.10     First Amendment to Amended         Filed  herewith.
          and Restated Employment
          Agreement,  dated as of April
          1, 1997, by and between the
          Company and Richard  Marks.


10.11     Employment  Agreement, dated       Incorporated    by   reference   to
          as of February 1, 1994, by and     Exhibit    10.7    to   the    1994
          between the Company and            Registration Statement.
          Steven Kratz.

Number         Description of Exhibit                 Method of Filing
------         ----------------------                 ----------------


10.12     First Amendment to Employment      Exhibit    10.12    to   the   1995
          Agreement, dated as of             Registration    Statement.
          September 1, 1995, by and
          between the Company and
          Steven Kratz.


10.13     Second Amendment to Employment     Filed  herewith.
          Agreement,  dated as of
          April 1, 1997, by and between
          the Company and Steven  Kratz.


10.14     Employment Agreement, dated        Incorporated    by   reference   to
          as of March 1, 1994,  by and       Exhibit    10.12    to   the   1994
          between  the  Company  and Peter   Registration Statement.
          Bromberg.


10.15     First Amendment to Employment      Incorporated    by   reference   to
          Agreement, dated as of September   Exhibit    10.12    to   the   1995
          1, 1995, by and between the        Registration Statement.
          Company  and Peter  Bromberg.


10.16     Second Amendment to Employment     Filed herewith.
          Agreement, dated as of April
          1, 1997, by and between the
          Company and Peter Bromberg.


10.17     Employment Agreement, dated as     Incorporated    by   reference   to
          of September 1, 1995, by and       Exhibit    10.13    to   the   1995
          between the Company and Eli        Registration Statement.
          Markowitz.


10.18     Employment Agreement, dated as     Filed herewith.
          of April 1, 1997, by and among
          MVR,  Unijoh and Vincent Quek.


10.19     Form of Consulting Agreement,      Incorporated    by   reference   to
          dated as of September 1, 1995,     Exhibit    10.14    to   the   1995
          by and between the Company and     Registration Statement.
          Selwyn Joffe.

Number         Description of Exhibit                 Method of Filing
------         ----------------------                 ----------------


10.20     Lease Agreement, dated March       Incorporated    by   reference   to
          28, 1995, by and between the       Exhibit   10.11  to  the  Company's
          Company and Equitable Life         Annual  Report on Form  10-KSB  for
          Assurance Society of the           the  fiscal  year  ended  March 31,
          United States, relating to         1995.
          the Company's facility located
          in Nashville, Tennessee.


10.21     Lease Agreement, dated             Incorporated    by   reference   to
          September 19, 1995, by and         Exhibit    10.18    to   the   1995
          between Golkar Enterprises,        Registration Statement.
          Ltd. and the Company relating
          to the Company's facility
          located in Nashville, Tennessee.


10.22     Agreement and Plan of              Filed herewith.
          Reorganization, dated as of
          April 1, 1997, by and among
          the  Company, Mel Marks, Richard
          Marks and Vincent Quek relating
          to the acquisition of MVR
          and Unijoh.


22.1      List of Subsidiaries.              Filed herewith.


23.1      Consent of Richard A. Eisner       Filed herewith.
          & Company, LLP.


27.1      Financial Data Schedule.           Filed herewith.


        b.   REPORTS ON FORM 8-K:

            No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1997.

                       MOTORCAR PARTS & ACCESSORIES, INC.



                                  - I N D E X -


                                                                           PAGE
                                                                          NUMBER


REPORT OF INDEPENDENT AUDITORS                                             F-2


BALANCE SHEETS AS AT MARCH 31, 1997
AND MARCH 31, 1996                                                         F-3


STATEMENTS OF INCOME FOR EACH OF
THE YEARS IN THE THREE-YEAR PERIOD
ENDED MARCH 31, 1997                                                       F-4


STATEMENTS OF CHANGES IN SHAREHOLDERS'
EQUITY FOR EACH OF THE YEARS IN THE
THREE-YEAR PERIOD ENDED MARCH 31, 1997                                     F-5


STATEMENTS OF CASH FLOWS FOR EACH OF
THE YEARS IN THE THREE-YEAR PERIOD
ENDED MARCH 31, 1997                                                       F-6


NOTES TO FINANCIAL STATEMENTS                                              F-7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
Motorcar Parts & Accessories, Inc.
Torrance, California


            We have audited the accompanying balance sheets of Motorcar Parts & Accessories, Inc. as at March 31, 1997 and March 31, 1996 and the related statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended March 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

            In our opinion, the financial statements enumerated above present fairly, in all material respects, the financial position of Motorcar Parts & Accessories, Inc. at March 31, 1997 and March 31, 1996 and the results of its operations and its cash flows for each of the three years in the period ended March 31, 1997, in conformity with generally accepted accounting principles.



Richard A. Eisner & Company, LLP

New York, New York
May 16, 1997

                       MOTORCAR PARTS & ACCESSORIES, INC.

                                 BALANCE SHEETS


             A S S E T S                                       March 31,
             -----------                               -------------------------
              (Note F)                                     1997          1996
                                                       -----------   -----------
Current assets:
   Cash and cash equivalents (Note A[1])  . .          $ 3,539,000   $   164,000
   Short-term investments (Notes A[2] and B)                           8,336,000
   Accounts receivable - net of allowance
     for doubtful accounts of $200,000 and
     $100,000, respectively (Note J)  . . . .           22,328,000    17,264,000
   Inventory (Notes A[3] and C) . . . . . . .           41,862,000    28,551,000
   Prepaid expenses and other current assets               593,000       637,000
   Deferred income tax asset
     (Notes A[4] and K) . . . . . . . . . . .              142,000       226,000
                                                       -----------   -----------
          Total current assets  . . . . . . .           68,464,000    55,178,000

Long-term investments (Notes A[2] and B)  . .            1,874,000     2,393,000
Plant and equipment - net (Notes A[7] and D)             4,291,000     2,469,000
Other assets  . . . . . . . . . . . . . . . .              881,000       149,000
                                                       -----------   -----------

          T O T A L . . . . . . . . . . . . .          $75,510,000   $60,189,000
                                                       ===========   ===========

          L I A B I L I T I E S
          ---------------------

Current liabilities:
   Current portion of capital lease
     obligations (Note E) . . . . . . . . . .          $   743,000   $   554,000
   Accounts payable and accrued expenses  . .           13,777,000     8,855,000
   Income taxes payable (Notes A[6] and K)  .            2,005,000     1,331,000
   Due to affiliate (Note G)  . . . . . . . .              139,000       184,000
                                                       -----------   -----------
          Total current liabilities . . . . .           16,664,000    10,924,000

Long-term debt (Note F) . . . . . . . . . . .           17,496,000    14,541,000
Capitalized lease obligations - less current
   portion (Note E) . . . . . . . . . . . . .              343,000       594,000
Other liabilities . . . . . . . . . . . . . .              570,000
Deferred income tax liability
   (Notes A[6] and K) . . . . . . . . . . . .              329,000        99,000
                                                       -----------   -----------
          T o t a l . . . . . . . . . . . . .           35,402,000    26,158,000
                                                       -----------   -----------

Commitments and other matters (Notes H, I and J)

          SHAREHOLDERS' EQUITY
          --------------------
                (Note L)

Preferred stock; par value $.01 per share,
   5,000,000 shares authorized; none issued
Common stock; par value $.01 per share,
   20,000,000 shares authorized; 4,867,500
   and 4,819,750 shares issued and
   outstanding  . . . . . . . . . . . . . . .               49,000        48,000
Additional paid-in capital  . . . . . . . . .           28,973,000    28,431,000
Retained earnings . . . . . . . . . . . . . .           11,086,000     5,552,000
                                                       -----------   -----------
          Total shareholders' equity  . . . .           40,108,000    34,031,000
                                                       -----------   -----------

          T O T A L . . . . . . . . . . . . .          $75,510,000   $60,189,000
                                                       ===========   ===========


                       The accompanying notes to financial
                     statements are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                              STATEMENTS OF INCOME


                                                   Year Ended March 31,
                                       -----------------------------------------
                                           1997           1996           1995
                                       -----------    -----------    -----------

Income:
   Net sales (Note A[6]) . . .         $86,872,000    $64,358,000    $39,235,000
                                       -----------    -----------    -----------


Operating expenses:
   Cost of goods sold  . . . .          69,255,000     50,965,000     30,690,000
   Research and development  .             185,000
   Selling expenses  . . . . .           2,305,000      1,984,000      1,498,000
   General and administrative
     expenses  . . . . . . . .           4,974,000      4,577,000      3,704,000
                                       -----------    -----------    -----------

          Total operating
            expenses . . . . .          76,719,000     57,526,000     35,892,000
                                       -----------    -----------    -----------


Operating income . . . . . . .          10,153,000      6,832,000      3,343,000

Interest expense (net of
  interest income of $218,000,
  $219,000 and $73,000 for
  1997, 1996 and 1995,
  respectively)  . . . . . . .           1,090,000        833,000        540,000
                                       -----------    -----------    -----------

Income before income taxes . .           9,063,000      5,999,000      2,803,000

Provision for income taxes
   (Notes A[4] and K)  . . . .           3,529,000      2,353,000      1,197,000
                                       -----------    -----------    -----------


NET INCOME . . . . . . . . . .         $ 5,534,000    $ 3,646,000    $ 1,606,000
                                       ===========    ===========    ===========


Weighted average common shares
   outstanding (Note A[7]) . .           5,007,000      3,939,000      3,295,000
                                       ===========    ===========    ===========



Net income per common share  .         $      1.11    $       .93    $       .49
                                       ===========    ===========    ===========





                       The accompanying notes to financial
                     statements are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (Note L)

                                                         Common Stock
                                                  -------------------------   Additional
                                                   Number of                    Paid-in       Retained
                                                     Shares        Amount       Capital       Earnings       Total
                                                  -----------   -----------   -----------   -----------   -----------

Balance - March 31, 1994  .......................   3,207,500   $    32,000   $ 8,078,000   $   300,000   $ 8,410,000


Net income ......................................                                             1,606,000     1,606,000
                                                  -----------   -----------   -----------   -----------   -----------


Balance - March 31, 1995  .......................   3,207,500        32,000     8,078,000     1,906,000    10,016,000


Proceeds from exercise of warrants
   and options ..................................     112,250         1,000       867,000                     868,000


Proceeds from public offering (net
   of costs of $1,874,000)  .....................   1,500,000        15,000    19,486,000                  19,501,000


Net income ......................................                                             3,646,000     3,646,000
                                                  -----------   -----------   -----------   -----------   -----------


Balance - March 31, 1996  .......................   4,819,750        48,000    28,431,000     5,552,000    34,031,000


Proceeds from exercise of options ...............      47,750         1,000       355,000                     356,000


Tax benefit from exercise of options ............                                 187,000                     187,000


Net income ......................................                                             5,534,000     5,534,000
                                                  -----------   -----------   -----------   -----------   -----------



BALANCE - MARCH 31, 1997  .......................   4,867,500   $    49,000   $28,973,000   $11,086,000   $40,108,000
                                                  ===========   ===========   ===========   ===========   ===========


                                    The   accompanying    notes   to   financial
                                    statements are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                          Year Ended March 31,
                                                                            --------------------------------------------
                                                                                1997            1996            1995
                                                                            ------------    ------------    ------------
Cash flows from operating activities:
   Net income ...........................................................   $  5,534,000    $  3,646,000    $  1,606,000
   Adjustments to reconcile net income to net cash (used in) operating activities:
       Depreciation and amortization ....................................        717,000         429,000         306,000
       (Increase) decrease in:
         Accounts receivable ............................................     (5,064,000)     (6,589,000)     (6,409,000)
         Inventory ......................................................    (13,311,000)    (16,434,000)     (4,886,000)
         Prepaid expenses and other current assets ......................         44,000        (300,000)       (115,000)
         Other assets ...................................................       (732,000)        (50,000)         29,000
         Deferred income taxes ..........................................        314,000         (82,000)         20,000
       Increase (decrease) in:
         Accounts payable and accrued expenses ..........................      5,134,000       3,094,000       2,486,000
         Income taxes payable ...........................................        861,000         785,000         290,000
         Due to affiliate ...............................................        (45,000)        157,000         (48,000)
         Other liabilities ..............................................        570,000
                                                                            ------------    ------------    ------------

           Net cash (used in) operating activities ......................     (5,978,000)    (15,344,000)     (6,721,000)
                                                                            ------------    ------------    ------------

Cash flows from investing activities:
   Purchase of property, plant and equipment ............................     (2,085,000)       (657,000)       (375,000)
   Change in investments ................................................      8,855,000     (10,113,000)       (616,000)
                                                                            ------------    ------------    ------------

           Net cash provided by (used in) investing activities ..........      6,770,000     (10,770,000)       (991,000)
                                                                            ------------    ------------    ------------

Cash flows from financing activities:
   Net increase in line of credit .......................................      2,955,000       5,552,000       4,683,000
   Payments on capital lease obligation .................................       (728,000)       (254,000)       (158,000)
   Proceeds from public offerings .......................................                     19,501,000
   Proceeds from exercise of warrants and options .......................        356,000         868,000
                                                                            ------------    ------------    ------------

           Net cash provided by financing activities ....................      2,583,000      25,667,000       4,525,000
                                                                            ------------    ------------    ------------


NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ....................      3,375,000        (447,000)     (3,187,000)

Cash and cash equivalents - beginning of year ...........................        164,000         611,000       3,798,000
                                                                            ------------    ------------    ------------


CASH AND CASH EQUIVALENTS - END OF YEAR .................................   $  3,539,000    $    164,000    $    611,000
                                                                            ============    ============    ============


Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
     Interest ...........................................................   $  1,262,000    $  1,035,000    $    572,000
     Income taxes .......................................................      2,354,000       1,590,000         862,000
   Noncash investing and financing activities:
     Property acquired under capital lease ..............................        454,000         707,000          93,000
     Property acquired included in accounts payable and accrued expenses at March 31, 1996 and financed through a capitalizable lease
       during fiscal 1997 ...............................................        212,000         212,000




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

            [1]  Cash equivalents:

            The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

            [2]  Investments:

            The Company's marketable securities are classified as available for sale and reported at fair value which approximates amortized cost. Any unrealized gains or losses are classified as a separate component of shareholders' equity.

            [3]  Inventory:

            Inventory is stated at the lower of cost or market; cost being determined by the average cost method.

            [4]  Income taxes:

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur.

            [5]  Depreciation and amortization:

            Property and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized by the straight-line method over the shorter of their estimated useful life or the term of the lease.


(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
---------------------------------------------------------------
           (continued)

            [6]  Revenue recognition:

            The Company recognizes sales when products are shipped. The Company obtains used alternator and starter units, commonly known as cores, from its customers as trade-ins and by purchasing them from vendors. Cores are an essential material needed for remanufacturing operations. During the year ended March 31, 1997, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, net sales were reduced by the core inventory value to reflect deductions for cores returned for credit from customers ("core trade- ins") and by the value of the credits issued in excess of core inventory value ("product trade-ins"). Cost of goods sold was reduced for core trade-ins only. As reclassified, net sales are reduced by product trade-ins and other deductions and allowances only and core trade-ins are included in cost of goods sold. Net sales and cost of goods sold for the years ended March 31, 1996 and March 31, 1995 were reclassified to reflect this change.

            Trade-ins are recorded upon receipt of cores from customers. Credits for core and product trade-ins are allowed only against future purchases of similar remanufactured products and are generally used by the customer within sixty days of issuance. Due to this unique trade-in policy, the Company does not provide a reserve for trade-ins. In addition, since it is remote that a customer will not utilize its trade-in credits, the credit is recorded when the core is returned as opposed to when the customer purchases new products. This policy is consistent throughout the remanufacturing and rebuilding industry.

            The effect of this policy is as follows:

                                                   March 31,
                                 -------------------------------------------
                                      1997           1996           1995
                                 -------------  -------------  -------------
       Sales. . . . . . . . . .  $ 97,677,000   $ 73,826,000   $ 45,272,000
       Product trade-ins. . . .   (10,805,000)    (9,468,000)    (6,037,000)
                                 -------------  -------------  -------------

       Net sales. . . . . . . .    86,872,000     64,358,000     39,235,000

       Core trade-ins . . . . .   (29,179,000)   (19,445,000)   (10,978,000)
                                 -------------  -------------  -------------

       Net sales as previously
          classified. . . . . .  $ 57,693,000   $ 44,913,000   $ 28,257,000
                                 =============  =============  ============

       Cost of goods sold . . .  $ 69,255,000   $ 50,965,000   $ 30,690,000

       Core trade-ins . . . . .   (29,179,000)   (19,445,000)   (10,978,000)
                                 -------------  -------------  -------------

       Cost of goods sold as
          previously classified  $ 40,076,000   $ 31,520,000   $ 19,712,000
                                 =============  =============  ============



(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

            [7]  Earnings per share:

            Earnings per share is computed using the weighted average number of shares outstanding during each year, which include the incremental effect of common stock equivalents consisting of stock options.

            [8]  Use of estimates:

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

            [9]  Impairment of long-lived assets:

            The Company adopted Statement of Financial Accounting Standards No. 121 ("SFAS 121"), "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the year. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets, and goodwill related to those assets. There was no effect of adoption of SFAS 121 on the financial statements.

            [10]  Financial instruments:

            The carrying amounts of accounts receivable, accounts payable, accrued expenses, capitalized lease obligations and long-term debt approximate their fair value.

            Estimated fair value of these financial instruments, some of which are for short durations, has been determined using available market information. In evaluating the fair value information, considerable judgment is required to interpret the market data used to develop the estimates. The use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts. Accordingly, the estimates of fair value presented herein may not be indicative of the amounts that could be realized in a current market exchange.

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE A) - The Company and its Significant Accounting Policies:
           (continued)

            [11]   Stock-based compensation:

            In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation". SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has elected to continue to account for its stock-based compensation plans using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), Accounting for Stock Issued to Employees" and disclose the pro forma effects on net income and earnings per share had the fair value of options been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. (See Note L[2]).

            [12]  Recently issued accounting pronouncements:

            In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share". This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculations. This statement will be effective for the third quarter of the Company's 1998 fiscal year. The Company has not yet quantified what effect the adoption of SFAS 128 will have on its earnings per share of common stock.


(NOTE B) - Investments:

            The estimated fair value of available for sale investments at March 31 is as follows:
                                                      1997         1996
                                                  -----------  -----------
            U.S. Treasury bills due in
               one year or less . . . . . .       $  - 0 -     $ 2,272,000
            Municipal bonds due in one
               year or less . . . . . . . .          - 0 -       4,492,000
            U.S. Treasury notes due in
               one year or less . . . . . .          - 0 -       1,572,000
                                                  -----------  -----------
                                                     - 0 -       8,336,000
            Mortgage-backed securities and
               municipal bonds due after
               one year . . . . . . . . . .         1,874,000    2,393,000
                                                  -----------  -----------

               T o t a l . . . . . .              $ 1,874,000  $10,729,000
                                                  ===========  ===========

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE B) - Investments:  (continued)

            The estimated fair value of each investment approximates the amortized cost and, therefore, there are no unrealized gains or losses as of March 31, 1997.


(NOTE C) - Inventory:

            Inventory is comprised of the following:

                                                  March 31,
                                          -------------------------
                                              1997          1996
                                          ------------  -----------

          Raw materials. . . . . . . . .  $24,046,000   $17,568,000

          Work-in-process. . . . . . . .    4,270,000     3,466,000

          Finished goods . . . . . . . .   13,546,000     7,517,000
                                          ------------  -----------

                    T o t a l. . . . . .  $41,862,000   $28,551,000
                                          ============  ===========


(NOTE D) - Plant and Equipment:

            Plant and equipment, at cost, are summarized as follows:

                                                  March 31,
                                          -------------------------
                                              1997          1996
                                          ------------  -----------

          Machinery and equipment. . . .  $  4,362,000   $ 2,311,000
          Office equipment and fixtures.     1,272,000       891,000
          Leasehold improvements . . . .       472,000       365,000
                                          ------------   -----------

                                             6,106,000     3,567,000
          Less accumulated depreciation
             and amortization (including
             assets held under capital
             lease). . . . . . . . . . .    (1,815,000)    (1,098,000)
                                          ------------   ------------

                    T o t a l. . . . . .  $  4,291,000    $ 2,469,000
                                          ============   ============


(NOTE E) - Obligations Under Capital Leases:

            The Company has various capital leases for machinery and computer equipment. Assets aggregating approximately $2,338,000 have been capitalized.

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE E) - Obligations Under Capital Leases:  (continued)

            Future minimum lease payments at March 31, 1997 for the capitalized leases are as follows:

                1998.........................................    $  829,000
                1999.........................................       306,000
                2000.........................................        61,000
                                                                 ----------

                                                                  1,196,000

                Amount representing imputed interest .              110,000

                Present value of future minimum
                   lease payments............................     1,086,000

                Less current maturities......................       743,000

                Long-term obligation at March 31, 1997.......    $  343,000
                                                                 ==========


(NOTE F) - Long-Term Debt:

            In November 1996, the Company amended its revolving line of credit agreement. The agreement provides for a credit facility in an aggregate principal amount not exceeding $25,000,000 and is collateralized by a lien on substantially all of the assets of the Company. The agreement expires on June 1, 1998 and provides for interest on borrowings at a fluctuating rate per annum
 .25% below the bank's prime rate or at a fixed rate at 1.65% above LIBOR. The agreement allows the Company to obtain from the bank letters of credit, and banker's acceptances in an aggregate amount not exceeding $2,500,000 and requires the Company to maintain certain financial ratios. As of March 31, 1997 balances due under this agreement amounted to $17,496,000.

            The Company previously had a $15,000,000 revolving line of credit agreement with the same bank. Balances due under this agreement amounted to $14,541,000 as of March 31, 1996.

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE G) - Related Parties:
---------------------------

            The Company conducts business with MVR Products Co. PTE, Ltd. ("MVR"). MVR operates a shipping warehouse which conducts business with Unijoh Sdn, Bhd ("Unijoh"). Unijoh operates a remanufacturing facility similar to the Company. MVR's warehouse is located in Singapore and Unijoh's factory is located in Malaysia. Two shareholders/officers/directors of the Company own 70% of both MVR and Unijoh, with the remaining 30% owned by an unrelated third party. All of the cores processed by Unijoh are produced for the Company on a contract remanufacturing basis. The cores and other raw materials used in production by Unijoh are supplied by the Company and are included in the Company's inventory. Inventory owned by the Company and held by MVR and Unijoh was $762,000 and $920,000 as at March 31, 1997 and March 31, 1996, respectively. The Company incurred costs of approximately $1,574,000, $1,432,000 and $1,349,000 from the affiliates for the years ended March 31, 1997, March 31, 1996 and March 31, 1995, respectively. The amount due to affiliate as at March 31, 1997 and March 31, 1996 was due to MVR.

            In April 1997, MVR and Unijoh became wholly owned subsidiaries of the Company in a stock-for-stock merger which will be accounted for in a manner similar to a pooling of interests. Under the terms of the merger agreement, the Company issued 145,455 shares of common stock. The financial statements prior to the date of combination have not been restated as the effect is not material to the Company's financial condition and results of operations. The combined assets and combined liabilities of MVR and Unijoh aggregated approximately $632,000 and $398,000, respectively, at the date of combination.


(NOTE H) - Employment Agreement and Bonus Plan:
-----------------------------------------------

            The Company has employment agreements with six officers, expiring from September 1, 1997 through September 1, 2000, which provide for annual base salaries aggregating $1,295,000. In addition, four of the officers were granted options pursuant to the Company's Stock Option Plan (Note L[2]) for the purchase of 317,500 shares of common stock (92,500, 90,000 and 135,000 granted in fiscal years 1997, 1996 and 1995, respectively). Of these options, 25,000 and 10,000 were exercised during the years ended March 31, 1997 and March 31, 1996, respectively.

            The Company has established a bonus plan for the benefit of executives and certain key employees. The bonus is calculated as a percentage of the base salary ranging from 18% to 50%. The bonus percentage varies according to the percentage increase in earnings before income taxes and other predetermined parameters.

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE I) - Commitments:
-----------------------

            The Company leases offices and warehouse facilities in New York, California and Tennessee under operating leases expiring through 2002. The aggregate rentals under these leases and leases which have been terminated was $819,000, $609,000 and $435,000 for the years ended March 31, 1997, March 31,
1996 and March 31, 1995, respectively. Certain leases contain escalation clauses for real estate taxes and operating expenses.

            The Company also leases office equipment and machinery under noncancellable operating leases having remaining terms in excess of one year.

            At March 31, 1997, the future minimum rental payments under the above operating leases are as follows:

                                                 Real
                                    Total       Estate     Machinery

          1998. . . . . . . . .  $1,493,000   $1,366,000   $127,000
          1999. . . . . . . . .   1,401,000    1,319,000     82,000
          2000. . . . . . . . .   1,334,000    1,301,000     33,000
          2001. . . . . . . . .   1,353,000    1,348,000      5,000
          2002. . . . . . . . .   1,348,000    1,348,000
                                 -----------  ----------   --------

                    T o t a l .  $6,929,000   $6,682,000   $247,000
                                 ===========  ===========  ========


(NOTE J) - Major Customers and Credit Concentration:
----------------------------------------------------

            The Company partially protects itself from losses due to uncollectible accounts receivable through the purchase of credit insurance. Accounts receivable balances not covered by credit insurance are primarily due from leading automotive parts retailers.

            The Company's four largest customers accounted for the following percentage of net sales:

                                                       Year Ended
                                                        March 31,
                                                    ----------------
                      Customer                      1997  1996  1995
                      --------                      ----  ----  ----

                          A. . . . . . . . . . . .   18%   21%   27%
                          B. . . . . . . . . . . .   18    11    14
                          C. . . . . . . . . . . .   29    20    12
                          D. . . . . . . . . . . .    8    18

(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE J) - Major Customers and Credit Concentration:  (continued)
----------------------------------------------------

            Customer A accounted for approximately 13%, 25% and 50% of the accounts receivable at March 31, 1997, March 31, 1996 and March 31, 1995. In addition, Customer C accounted for approximately 57% and 35% of the accounts receivable at March 31, 1997 and March 31, 1996.


(NOTE K) - Income Taxes:
------------------------

            The provision for income taxes consists of the following:

                                             Year Ended March 31,
                                             --------------------
                                        1997         1996         1995
                                        ----         ----         ----
            Current:
               Federal. . . . . . .  $2,750,000   $1,913,000   $  900,000
               State. . . . . . . .     465,000      522,000      277,000
               Deferred . . . . . .     314,000      (82,000)      20,000
                                    -----------  -----------   ----------

                      T o t a l . . $ 3,529,000  $ 2,353,000  $ 1,197,000
                                    ===========  ===========  ===========

            The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following:

                                              Year Ended March 31,
                                              --------------------
                                         1997         1996         1995
                                         ----         ----         ----
            Income tax provision
               at 34% . . . . . . . $ 3,081,000  $ 2,040,000  $   953,000

            State and local taxes,
               net of federal
               benefit. . . . . . .     307,000      345,000      183,000

            Permanent differences .     (20,000)      18,000       11,000

            Other . . . . . . . . .     161,000      (50,000)      50,000
                                    -----------  -----------  -----------

                     T o t a l . .  $ 3,529,000  $ 2,353,000  $ 1,197,000
                                    ===========  ===========  ===========

            Deferred income tax asset of $142,000 and $226,000 at March 31, 1997 and March 31, 1996, respectively, is comprised of temporary differences in tax and financial reporting resulting primarily from capitalization of certain inventory costs for tax purposes. Deferred tax liability of $329,000 and $99,000 at March 31, 1997 and March 31, 1996, respectively, is comprised of differences resulting from using accelerated depreciation rates for tax purposes.




(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE L) - Shareholders' Equity:
--------------------------------

            [1]  Capital Stock:
                 --------------

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

            [2]  Stock option plan:
                 ------------------

            In December 1993, the shareholders approved a Stock Option Plan (the "Plan") which was amended in October 1996 to provide for the granting of options to purchase 720,000 common shares to employees and directors. Options granted may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code or nonqualified options. The Plan is administered by the Board of Directors, which determines the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

            In August of 1995, the shareholders approved a Nonemployee Director Stock Option Plan (the "Directors Plan") which provides for the granting of options to purchase 15,000 common shares to directors. The Directors Plan is administered by the Board of Directors.

            The following table summarizes the activity under these Plans:

                                                   Y e a r   E n d e d   M a r c h 3 1,
                                    -----------------------------------------------------------------
                                             1997                  1996                  1995
                                    --------------------   --------------------   -------------------
                                                Weighted               Weighted              Weighted
                                                 Average                Average               Average
                                                Exercise               Exercise              Exercise
                                      Shares      Price      Shares      Price      Shares     Price
                                    ---------    -------   ---------    -------   ---------   -------
Options outstanding at beginning
   of year .......................    335,000    $  9.23     250,000    $  7.40      85,000   $  6.00
Granted ..........................    381,500      12.98     109,000      12.96     165,000      8.13
Exercised ........................    (47,750)      7.46     (23,000)      7.19
Cancelled ........................   (180,250)     14.69      (1,000)      8.13
                                    ---------              ---------              ---------

Options outstanding at end of year    488,500      10.31     335,000       9.23     250,000      7.40
                                    =========              =========              =========

Options exercisable at end of
   year ..........................    290,417       9.34     278,000       8.83     173,000      7.47
                                    =========              =========              =========


(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE L) - Shareholders' Equity:  (continued)
--------------------------------

            [2]  Stock option plan:  (continued)
                 ------------------

            The following table presents information relating to stock options outstanding at March 31, 1997:


                           Options Outstanding            Options Exercisable
                        ----------------------------      -------------------
                                             Weighted
                                 Weighted     Average                Weighted
                                  Average    Remaining                Average
     Range of                    Exercise     Life in                Exercise
  Exercise Price        Shares     Price       Years      Shares      Price
  --------------        ------     -----       -----      ------      -----

$ 6.00  - $ 8.125       178,000    $ 7.41      7.06       178,000     $ 7.41
$ 9.00  - $10.625       184,500     10.59      8.72        61,250      10.51
$11.875 - $12.250        51,500     12.31      9.13        15,000      13.13
$14.69  - $17.313        74,500     15.20      9.68        36,167      15.26
                      ---------                         ---------

     T o t a l. .       488,500     10.31      8.30       290,417       9.34
                      =========                         =========


                    As of March 31, 1997, 165,000 options are available for future grant under the Plan and 10,500 options are available for future grant under the Directors Plan.

                    The weighted-average fair value at date of grant for options granted during the year ended March 31, 1997 and March 31, 1996 was $5.50 and $5.63 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:

                                                              March 31,
                                                       -----------------------
                                                          1997         1996
                                                       ----------   ----------
              Risk-free interest rates. . . . .        5.8% - 6.5%  6.1% - 6.9%
              Expected option life in years . .             5            5
              Expected stock price volatility .            36%          38%
              Expected dividend yield . . . . .             0%           0%

            Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net income for the years ended March 31, 1997 and March 31, 1996 would have been $5,180,000 and $3,425,000 or $1.03 per share and $.87 per share, respectively.


(continued)

                       MOTORCAR PARTS & ACCESSORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS


(NOTE L) - Shareholders' Equity:  (continued)
---------------------------------

            [3]     Warrants:
                    ---------
                    In connection with the Company's initial public offering the Company issued to the underwriter 105,000 warrants to purchase common stock at an exercise price of $7.20. In connection with a public offering in November 1995, 90,000 warrants were exercised.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:       June 26, 1997

                                              MOTORCAR PARTS & ACCESSORIES, INC.


                                              By:  /s/ Mel Marks
                                                 -------------------------------
                                                 Mel Marks,
                                                 Chairman of the Board and
                                                 Chief Executive Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                     Title                                   Date

/s/ Mel Marks                 Chairman of the Board,               June 26, 1997
------------------------      Chief Executive Officer
  Mel Marks                   and Director (principal
                              executive officer)


/s/ Richard Marks             President, Chief                     June 26, 1997
------------------------      Operating Officer and
  Richard Marks               Director


/s/ Murray Rosenzweig         Director                             June 26, 1997
------------------------
  Murray Rosenzweig


/s/ Mel Moskowitz             Director                             June 26, 1997
------------------------
  Mel Moskowitz

                              Director                             June 26, 1997
------------------------
  Selwyn Joffe

/s/ Peter Bromberg            Chief Financial Officer              June 26, 1997
------------------------      (principal financial officer
  Peter Bromberg              and principal accounting officer)

                                  EXHIBIT INDEX



Exhibit
Number                                         Description           Page Number
------                                         -----------           -----------

3.3               Amendment to Certificate of Incorporation of the Company


10.2 First Amendment to Credit Agreement, dated as of November 1, 1996, by and between the Company and Wells Fargo Bank, N.A.

10.5 Second Amendment to Lease, dated October 1, 1996, by and between the Company and Maricopa Enterprises, Ltd., relating to the Company's initial facility located in Torrance, California

10.8 First Amendment to Amended and Restated Employment Agreement, dated as of April 1, 1997, by and between the Company and Mel Marks

10.10 First Amendment to Amended and Restated Employment Agreement, dated as of April 1, 1997, by and between the Company and Richard Marks

10.13 Second Amendment to Employment Agreement, dated as of April 1, 1997, by and between the Company and Steven Kratz

10.16 Second Amendment to Employment Agreement, dated as of April 1, 1997, by and between the Company and Peter Bromberg

10.18 Employment Agreement, dated as of April 1, 1997, by and among MVR, Unijoh and Vincent Quek.

10.22 Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh

21.1              List of Subsidiaries

23.1              Consent of Richard A. Eisner & Company, LLP

27.1              Financial Data Schedule

                           COMMISSION FILE NO. 0-23538


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549






                                    EXHIBITS

                                       to

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 1997



                       MOTORCAR PARTS & ACCESSORIES, INC.