Form 10-K/A
period 1997-03-31
MOTORCAR PARTS & ACCESSORIES INC
filed 1997-07-29
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1
                                       ON
                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1997

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO
           _________

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
             (Exact name of Registrant as specified in its charter)

           NEW YORK                                               11-2153962
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2727 MARICOPA STREET, TORRANCE, CALIFORNIA                         90503
------------------------------------------                        --------
 (Address of principal executive offices)                         Zip Code

Registrant's telephone number, including area code:  (310) 212-7910

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

There were 5,036,455 shares of Common Stock outstanding as of June 23, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

           The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

NAME                         AGE             POSITION WITH THE COMPANY
----                         ---             -------------------------

Mel Marks                    69              Chairman of the Board of Directors
                                             and Chief Executive Officer

Richard Marks                45              President, Chief Operating Officer
                                             and Director

Selwyn Joffe*                39              Director

Mel Moskowitz*               64              Director

Murray Rosenzweig*           73              Director

Steven Kratz                 42              Vice President - Operations

Peter Bromberg               32              Chief Financial Officer and
                                             Assistant Secretary

-----------
*    Member of Audit and Compensation Committees


INFORMATION ABOUT DIRECTORS

           The following is a brief summary of the background of each director:

           MEL MARKS founded the Company in 1968. Mr. Marks has served as the Company's Chairman of the Board of Directors and Chief Executive Officer since that time. Prior to founding the Company, Mr. Marks was employed for over twenty years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks is based in the Company's New York office.

           RICHARD MARKS joined the Company in 1979. Mr. Marks has served as the Company's Vice President of Sales and, since 1987, its President and Chief Operating Officer. He has served as a director of the Company since 1979. Mr. Marks is based in the Company's Torrance office. Mr. Marks is the son of Mel Marks.

           SELWYN JOFFE has served as a director of the Company since June 1994. Since September 1995, Mr. Joffe also has served as a consultant to the Company. From 1989 until June 1996, Mr. Joffe served as President and Chief Executive Officer of Wolfgang Puck Food Company, LP, which owns and operates restaurants. Since June 1996, Mr. Joffe has been the Chief Executive Officer of Eatertainment LLC, which is in the food and restaurant business.

           MEL MOSKOWITZ has served as a director of the Company since February 1994. In 1957, he founded and, until 1989, served as the President and Chief Executive Officer of Rodi Automotive, Inc., a company engaged in the automotive parts distribution business. Since that time, Mr. Moskowitz has acted as a private investor.

           MURRAY ROSENZWEIG has served as a director of the Company since February 1994. Since 1973, Mr. Rosenzweig has been the President and Chief Executive Officer of Linden Maintenance Corp., which operates one of the largest fleets of taxicabs in New York City.

INFORMATION ABOUT NON-DIRECTOR EXECUTIVE OFFICERS

           The following is a brief summary of the background of each executive officer of the Company who is not also a director of the Company:

           STEVEN KRATZ has been employed by the Company since 1988. Before joining the Company, he was General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts. As Vice President-Operations, Mr. Kratz heads the Company's research and development efforts and manages production, inventory planning and engineering.

           PETER BROMBERG, a certified public accountant, has been the Company's Chief Financial Officer since March 1994. Prior thereto, he was an accountant in the New York City firm of Kraft Haiken & Bell, certified public accountants.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

           Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended March 31, 1997, there were no late or delinquent filings except that Selwyn Joffe inadvertently did not timely file one report concerning two stock option grants.

ITEM 11.   EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

           The following table sets forth information concerning the annual compensation of the Company's chief executive officer and other most highly compensated executive officers whose salary and bonus exceeded $100,000 for the 1997 fiscal year, for services in all capacities to the Company during the Company's 1997, 1996 and 1995 fiscal years.

                                                                                    LONG-TERM
                                          ANNUAL COMPENSATION                      COMPENSATION
                                          -------------------                      ------------
                                                                            SHARES
NAME AND PRINCIPAL                                         OTHER ANNUAL     UNDERLYING   ALL OTHER
POSITION                  YEAR      SALARY        BONUS   COMPENSATION(1)   OPTIONS      COMPENSATION (6)
-----------------------   ----      ------        -----   ---------------   ----------   ----------------
Mel Marks                 1997     $300,231     $150,000        ---            ---          $16,292
    Chairman of the       1996     $252,000     $175,000        ---            ---
    Board and Chief       1995     $252,969     $ 50,000        ---            ---
    Executive Officer

Richard Marks             1997     $300,231     $150,000      $12,695        50,000         $   135
    President and Chief   1996     $252,145     $175,000      $ 9,060          ---
    Operating Officer     1995     $252,969     $ 50,000        ---            ---

Steven Kratz              1997     $175,214     $ 87,500      $ 6,501        20,000(2)
    Vice President -      1996     $152,395     $ 75,000      $ 4,569        35,000
    Operations            1995     $128,442     $ 10,000        ---            ---

Peter Bromberg            1997     $119,711     $ 48,000      $ 4,597        12,500(3)
    Chief Financial       1996     $100,057     $ 40,000      $ 3,180         5,000
    Officer and           1995     $ 85,000          ---        ---            ---
    Assistant Secretary

Eli Markowitz(4)          1997     $121,441     $ 72,500        ---          10,000(5)
    Vice President        1996     $114,998     $ 57,500        ---          50,000
                          1995     $115,000          ---        ---            ---

-----------------------
(1) Represents amounts subject to the Company's non-qualified deferred compensation plan contributed on the executive employee's behalf by the Company.
(2) Does not include 55,000 shares issuable upon exercise of options granted in September 1995 and April 1996 that were repriced during fiscal 1997.
(3) Does not include 17,500 shares issuable upon exercise of options granted in September 1995 and April 1996 that were repriced during fiscal 1997.
(4) Mr. Markowitz is an executive officer of the Company and discussed herein only by virtue of paragraph (a)(3)(iii) of Item 402 of Regulation S-K under the Securities Act of 1933.
(5) Does not include 60,000 shares issuable upon exercise of options granted in September 1995 and April 1996 that were repriced during fiscal 1997.
(6)  Consists of the dollar value of split-dollar life insurance benefits.

                                                OPTION GRANTS IN LAST FISCAL YEAR

                                   % OF TOTAL                                        POTENTIAL REALIZABLE
                    NUMBER OF      OPTIONS                                           VALUE AT ASSUMED
                    SECURITIES     GRANTED TO                                        ANNUAL RATES OF STOCK
                    UNDERLYING     EMPLOYEES                                         PRICE APPRECIATION FOR
                    OPTIONS        IN FISCAL    EXERCISE OR         EXPIRATION       OPTION TERMS
NAME                GRANTED        1997(5)      BASE PRICE          DATE             5%($)          10%($)
----                -------        ----------   --------------      --------------   -----          ------
Richard Marks      50,000(1)         28.1       $14.69/share        November 28,     $461,923     $1,170,604
                                                                    2006
Steven Kratz       20,000(2)         11.3       $10.63/share(6)     April 17, 2006   $133,703     $ 338,830

Peter              12,500(3)          7.0       $10.63/share(6)     April 17, 2006   $ 83,564     $ 211,769
Bromberg

Eli Markowitz      10,000(4)          5.6       $10.63/share(6)     April 17, 2006   $ 66,851     $ 169,415

---------------
(1) The options are currently exercisable as to 25,000 shares and exercisable as to 25,000 shares commencing December 2, 1997.
(2)  The options are fully exercisable commencing April 18, 1999.
(3) The options are currently exercisable as to 10,000 shares and exercisable as to 2,500 shares commencing April 18, 1998.
(4)  The options are currently exercisable.
(5)  Does not include options repriced during fiscal 1997.
(6) The options were repriced during fiscal 1997 from $16.00 per share to $10.63 per share.


                        AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES



                                                  NUMBER OF SECURITIES           VALUE OF UNEXERCISED
                    SHARES            VALUE       UNDERLYING UNEXERCISED         IN-THE-MONEY OPTIONS
                    ACQUIRED          REALIZED    OPTIONS AT FISCAL YEAR END     AT FISCAL YEAR END
NAME                ON EXERCISE(#)    ($)(1)      EXERCISABLE/UNEXERCISABLE      EXERCISABLE/UNEXERCISABLE(2)
----                --------------    ------      --------------------------     ----------------------------
Richard Marks              0         $      0         25,000/25,000                      $0/$0

Steven Kratz          10,000         $115,750         60,000/40,000                $406,950/$132,400

Peter Bromberg         5,000         $ 57,250         15,000/17,500                $119,100/$57,925

Eli Markowitz         10,000         $ 80,050        100,000/0                     $516,200/$0

---------------
(1) Represents the fair market value of the underlying shares of Common Stock on the date of exercise less the option exercise price.
(2) Based on the fair market value per share of $13.94 on the last day of fiscal 1997.

EMPLOYMENT AGREEMENTS

           The Company has entered into an employment agreement, as amended to date, with Mel Marks pursuant to which he is employed full-time as the Company's Chairman of the Board and Chief Executive Officer. The agreement expires in September 1999 and provides for an annual base salary of $300,000. The Company's Board of Directors also may grant bonuses or increase the base salary payable to Mr. Marks. In addition to his cash compensation, Mr. Marks receives an automobile allowance and other benefits, including those generally provided to other employees of the Company. The agreement further provides for a severance payment of one year's salary upon termination of employment under certain circumstances. In addition, in the event of the termination of employment (including termination by Mr. Marks for "good reason") within two years after a "change in control" of the Company, Mr. Marks will (except if termination is for cause) be entitled to receive a lump sum payment equal in amount to the sum of
(i) Mr. Marks' base salary and average three-year bonus through the termination date and (ii) three times the sum of such salary and bonus. In addition, the Company must in such circumstances continue Mr. Marks' then current employee benefits for the remainder of the term of the employment agreement. In no case, however, may Mr. Marks receive any payment or benefit in connection with a change in control in excess of 2.99 times his "base amount" (as that term is defined in Section 280G of the Internal Revenue Code of 1986, as amended (the "Code")).

           The Company has entered into an employment agreement, as amended to date, with Mr. Richard Marks pursuant to which he is employed full-time as the Company's President and Chief Operating Officer. The agreement expires in September 2000 and provides for an annual base salary of $400,000. The Company's Board of Directors also may grant bonuses or increase the base salary payable to Mr. Marks. In addition to his cash compensation, Mr. Marks receives an automobile allowance and other benefits, including those generally provided to other employees of the Company. The agreement further provides for a severance payment of one year's salary upon termination of employment under certain circumstances. In addition, in the event of the termination of employment (including termination by Mr. Marks for "good reason") within two years after a "change in control" of the Company, Mr. Marks will (except if termination is for cause) be entitled to receive a lump-sum payment equal in amount to the sum of
(i) Mr. Marks' base salary and average three-year bonus through the termination date and (ii) three times the sum of such salary and bonus. In addition, the Company must in such circumstances continue Mr. Marks' then current employee benefits for the remainder of the term of the employment agreement. In no case, however, may Mr. Marks receive any payment or benefit in connection with a change in control in excess of 2.99 times his "base amount" (as that term is defined in Section 280G of the Code).

           The Company has entered into an employment agreement, as amended to date, with Mr. Steven Kratz pursuant to which he is employed full-time as the Company's Vice President - Operations. The agreement expires in September 1999 and provides for an annual base salary of $225,000. The Company's Board of Directors also may grant bonuses or increase the base salary payable to Mr. Kratz. In addition to his cash compensation, Mr. Kratz has exclusive use of a Company-owned automobile and he receives additional benefits, including those that are generally provided to other employees of the Company. Pursuant to the agreement, Mr. Kratz also has been granted options under the 1994 Stock Option Plan to purchase (i) 65,000 shares of Common Stock at an exercise price of $6.00 per share, 30,000 of which have been exercised and the remainder of which are fully vested, and (ii) 35,000 shares of Common Stock at an exercise price of $10.63 per share, of which 15,000 are exercisable commencing September 1, 1997 and 20,000 are exercisable commencing September 1, 1998.

           The Company has entered into an employment agreement, as amended to date, with Mr. Peter Bromberg pursuant to which he is employed full-time as the Company's Chief Financial Officer. The agreement expires in September 1998 and provides for an annual base salary of $145,000. In addition to his cash compensation, Mr. Bromberg receives an automobile allowance and additional benefits, including those that are generally provided to other employees of the Company. Pursuant to the agreement, Mr. Bromberg also has been granted options under the 1994 Stock Option Plan to purchase (i) 20,000 shares of Common Stock at an exercise price of $6.00 per share, 5,000 of which have been exercised and the remainder of which are fully vested, and (ii) 5,000 shares of Common Stock at an exercise price of $10.63, all of which are fully vested.

           In conformity with the Company's policy, all of its directors and officers execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without prior approval of the Company. The Company's employment agreements with Messrs. Marks and Bromberg also contain non-competition provisions that preclude each employee from competing with the Company for a period of two years from the date of termination of his employment. The Company's employment agreement with Mr. Kratz contains a non-competition provision which precludes him from competing with the Company for a period of one year from the date of termination of his employment. Public policy limitations and the difficulty of obtaining injunctive relief may impair the Company's ability to enforce the non-competition and nondisclosure covenants made by its employees.

EXECUTIVE AND KEY EMPLOYEE INCENTIVE BONUS PLAN

           In August 1995, the Board of Directors approved the adoption of the Company's Executive and Key Employee Incentive Bonus Plan (the "Bonus Plan"). The purpose of the Bonus Plan is to provide an incentive for (i) each officer of the Company elected by the Board of Directors and not excluded by the Compensation Committee, including the executive officers named in the Summary Compensation Table, and (ii) each key employee expressly included by the Compensation Committee (collectively, the "Participants") to achieve substantial increases in the profitability of the Company in comparison to the Company's performance in the previous fiscal year by providing bonus compensation tied to such increases in profitability.

           The Bonus Plan is administered by the Compensation Committee, which has the power and authority to take all actions and make all determinations which it deems necessary or desirable to effectuate, administer or interpret the Bonus Plan, including the power and authority to extend, amend, modify or terminate the Bonus Plan at any time and to change award periods and determine the time or times for payment of bonuses. The Compensation Committee establishes the bonus targets and performance goals and establishes any other measures as may be necessary to meet the objectives of the Bonus Plan.

           No bonuses will be awarded under the Bonus Plan unless the earnings before interest and taxes, exclusive of extraordinary items, of a fiscal year exceeds such earnings for the prior fiscal year by at least 20%. Under the Bonus Plan, Participants are grouped into four classes, with each class having a different range of bonus payments for achieving specified targets of such earnings. The maximum bonus payments, payable in the event that such earnings for a fiscal year exceed such earnings for the prior fiscal year by 40%, range among the groups from 27% to 50% of base salary.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The members of the Compensation Committee during fiscal 1997 were, until August 4, 1996, Messrs. Rosenzweig, Moskowitz, M. Marks (an officer of the Company) and R. Marks (also an officer of the Company) and, thereafter, Messrs. Rosenzweig, Moskowitz and Joffe. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity. In October 1996, pursuant to a three-year consulting agreement entered into by the

Company and Mr. Joffe (as described below), Mr. Joffe was granted options to purchase 15,000 shares of Common Stock at an exercise price of $13.44 per share as compensation for financial advisory and consulting services thereunder.

COMPENSATION OF DIRECTORS

           Each of the Company's non-employee directors receives annual compensation of $10,000, is paid a fee of $2,000 for each meeting of the Board of Directors attended and $500 for each meeting of a Committee of the Board of Directors attended and is reimbursed for reasonable out-of-pocket expenses in connection therewith.

           The Company's 1994 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") provides that each non-employee director of the Company will be granted thereunder ten-year options to purchase 1,500 shares of Common Stock upon his or her initial election as a director, which options are fully exercisable on the first anniversary of the date of grant. The exercise price of the option will be equal to the fair market value of the Common Stock on the date of grant. The Non-Employee Director Plan was adopted by the Board of Directors on October 1, 1994, and by the shareholders in August 1995, in order to attract, retain and provide incentive to directors who are not employees of the Company. The Board of Directors does not have authority, discretion or power to select participants who will receive options pursuant to the Non-Employee Director Plan, to set the number of shares of Common Stock to be covered by each option, to set the exercise price or period within which the options may be exercised or to alter other terms and conditions specified in such plan. To date, options to purchase 4,500 shares of Common Stock, at an exercise price of $8.125 per share, have been granted under the Non-Employee Director Plan, none of which has been exercised.

           In addition, the Company's 1994 Stock Option Plan provides that each non-employee director of the Company receive formula grants of stock options as described below. Each person who served as a non-employee director of the Company during all or part of a fiscal year (the "Fiscal Year") of the Company, including March 31 of that Fiscal Year, will receive on the immediately following April 30 (the "Award Date"), as compensation for services rendered in that Fiscal Year, an award under the Stock Option Plan of immediately exercisable ten-year options to purchase 1,500 shares of Common Stock (a "Full Award") at an exercise price equal to the fair market value of the Common Stock on the Award Date. Each non-employee director who served during less than all of the Fiscal Year is awarded one-twelfth of a Full Award for each month or portion thereof that he or she served as a non-employee director of the Company. As formula grants under the Stock Option Plan, the foregoing grants of options to directors are not subject to the determinations of the Board of Directors or the Compensation Committee.

           In September 1995, the Company entered into a three-year consulting agreement with Selwyn Joffe, a director of the Company, pursuant to which Mr. Joffe is to provide certain financial advisory and consulting services to the Company. The agreement provides that Mr. Joffe receive, on that date and on each of the next two anniversaries of that date, subject to his continuing performance under the consulting agreement as compensation for his services thereunder, a one-time grant of immediately exercisable options to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock. Accordingly, in September 1995, Mr. Joffe was granted ten-year options to purchase 15,000 shares of Common Stock at an exercise price of $13.125 per share. Further in accordance with the consulting agreement, in October 1996, Mr. Joffe was granted ten-year options to purchase 15,000 shares of Common Stock at an exercise price of $13.44 per share.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth, as of July 21, 1997, certain information as to the Common Stock ownership of each of the Company's directors, each of the officers included in the Summary Compensation Table below, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock.


Name and Address                                       Amount and Nature of               Percent
of Beneficial Shareholder                            Beneficial Ownership(1)              of Class
-------------------------                            -----------------------              --------
Mel Marks                                                    764,411                        15.1%
    c/o Motorcar Parts & Accessories, Inc.
    2727 Maricopa Street
    Torrance, CA 90503

Richard Marks                                              563,122(2)                       11.1%
    c/o Motorcar Parts & Accessories, Inc.
    2727 Maricopa Street
    Torrance, CA 90503

Gary J. Simon, Esq.(3)                                       253,714                         5.0%
    c/o Parker Chapin Flattau & Klimpl, LLP
    1211 Avenue of the Americas
    New York, NY 10036

Steven Kratz                                                50,000(4)                       (10)
    c/o Motorcar Parts & Accessories, Inc.
    2727 Maricopa Street
    Torrance,  CA  90503

Peter Bromberg                                              30,900(5)                       (10)
    c/o Motorcar Parts & Accessories, Inc.
    2727 Maricopa Street
    Torrance,  CA  90503

Eli Markowitz                                              100,000(6)                        1.9%
    c/o Motorcar Parts & Accessories, Inc.
    2727 Maricopa Street
    Torrance,  CA  90503

Mel Moskowitz                                               6,500(7)                        (10)
    6963 Queen Ferry Circle
    Boca Raton, FL  33496

Murray Rosenzweig                                           17,500(7)                       (10)
    24 Northwood Lane
    Boynton Beach, FL  33436






Name and Address                                       Amount and Nature of               Percent
of Beneficial Shareholder                            Beneficial Ownership(1)              of Class
-------------------------                            -----------------------              --------

Selwyn Joffe                                                35,150(8)                       (10)
    c/o Eatertainment LLC
    8619 Sunset Boulevard
    Los Angeles, CA  90069

Directors and executive                                  1,567,583(9)                       29.5%
    officers as a group
    (8 persons)

------------------

(1) The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2) Includes 25,000 shares issuable upon exercise of currently exercisable options, 142,857 shares held by The Richard Marks Trust, of which Richard Marks is a Trustee and a beneficiary, 4,750 shares held by Mr. Marks' wife and 8,996 shares held by his son.

(3) Gary J. Simon, by virtue of his shared voting and dispositive power as a Trustee over the shares held by both The Richard Marks Trust and The Debra Schwartz Trust, may be deemed the beneficial owner of a total of 250,714 shares, representing the aggregate share holdings of the trusts.

(4) Represents 35,000 shares issuable upon exercise of currently exercisable options and 15,000 shares issuable upon exercise of options exercisable commencing September 1, 1997 granted under the 1994 Stock Option Plan.

(5) Includes 30,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan.

(6) Represents 100,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan.

(7) Includes 3,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan and 1,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan.

(8) Includes 17,750 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan, 15,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan and 1,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan.

(9) Includes 228,750 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan, 15,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan.

(10) Less than 1%.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

           In April 1997, the Company acquired all of the outstanding capital stock of MVR Products Pte Limited ("MVR") and Unijoh Sdn, Bhd ("Unijoh") from its shareholders, Mel Marks, Richard Marks and Vincent Quek (each of whom owned one-third of each acquired entity). Each of Messrs. Marks is a director, executive officer and more than five percent shareholder of the Company. Prior to the acquisition, substantially all of the business of MVR and Unijoh had been conducted in connection with the business of the Company. MVR operates a shipping warehouse and testing facility and maintains office space and remanufacturing capability in Singapore. Unijoh conducts in Malaysia remanufacturing operations similar to those conducted by the Company at its remanufacturing facilities in Torrance. The aggregate purchase price for both acquired entities was 145,455 shares of Common Stock of the Company. The shares of Common Stock were not registered for sale pursuant to the Securities Act of 1933, nor were any registration rights granted by the Company to the selling shareholders. In addition, the shares of Common Stock are subject to a lock-up arrangement with the Company releasing for public resale one-fourth of such shares on each of the first four anniversaries of the acquisition. The purchase price and other terms of the acquisitions were determined by the Special Committee of the Board of Directors of the Company following negotiations with the selling shareholders. In connection with, and as a condition to, the acquisitions, the Special Committee received a fairness opinion from Houlihan Lokey Howard & Zukin, a specialty investment banking firm. The Special Committee approved the acquisitions on March 21, 1997, on which date the closing price per share of the Common Stock of the Company on the NASDAQ National Market was $13.75.

           In September 1995, Selwyn Joffe, a director of the Company, entered into a three-year consulting agreement with the Company pursuant to which he provides certain financial advisory and consulting services to the Company. The agreement provides that Mr. Joffe receive, as sole compensation for his services thereunder, a grant on the first day of each year during the term of the agreement of immediately exercisable options to purchase 15,000 shares of Common Stock at an exercise price equal to the fair market value of the Common Stock on that date. Accordingly, in each of September 1995 and October 1996, Mr. Joffe was granted options to purchase 15,000 shares of Common Stock at a per share exercise price of $13.125 and $13.44, respectively.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MOTORCAR PARTS & ACCESSORIES, INC.



                                              By: /S/ PETER BROMBERG
                                                 ----------------------
                                                  Peter Bromberg
                                                  Chief Financial Officer

Dated: July 25, 1997