Form 10-K/A
period 1997-03-31
MOTORCAR PARTS & ACCESSORIES INC
filed 1997-08-11
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 2
                                       ON
                                   FORM 10-K/A

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

There were 5,036,455 shares of Common Stock outstanding as of June 23, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Items 11 and 12 are hereby amended to reflect that Eli Markowitz is not and has not been an executive officer of the Company and certain other changes.


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

                                                                                    LONG-TERM
                                          ANNUAL COMPENSATION                      COMPENSATION
                                          -------------------                      ------------
                                                                            SHARES
NAME AND PRINCIPAL                                         OTHER ANNUAL     UNDERLYING   ALL OTHER
POSITION                  YEAR      SALARY        BONUS   COMPENSATION(1)   OPTIONS      COMPENSATION (2)
-----------------------   ----      ------        -----   ---------------   ----------   ----------------
Mel Marks                 1997     $300,231     $150,000        ---            ---          $16,292
    Chairman of the       1996     $252,000     $175,000        ---            ---             ---
    Board and Chief       1995     $252,969     $ 50,000        ---            ---             ---
    Executive Officer

Richard Marks             1997     $300,231     $150,000      $12,695        50,000         $   135
    President and Chief   1996     $252,145     $175,000      $ 9,060          ---              ---
    Operating Officer     1995     $252,969     $ 50,000        ---            ---              ---

Steven Kratz              1997     $175,214     $ 87,500      $ 6,501        20,000(3)
    Vice President -      1996     $152,395     $ 75,000      $ 4,569        35,000(3)
    Operations            1995     $128,442     $ 10,000        ---            ---

Peter Bromberg            1997     $119,711     $ 48,000      $ 4,597        12,500(3)
    Chief Financial       1996     $100,057     $ 40,000      $ 3,180         5,000(3)
    Officer and           1995     $ 85,000          ---        ---            ---
    Assistant Secretary


-----------------------
(1)  Represents  amounts  subject  to  the  Company's   non-qualified   deferred
     compensation plan contributed on the executive employee's behalf by the Company.
(2)  Consists of the dollar value of split-dollar life insurance benefits.
(3)  These shares were repriced during fiscal 1997.

                                                OPTION GRANTS IN LAST FISCAL YEAR

                                   % OF TOTAL                                        POTENTIAL REALIZABLE
                    NUMBER OF      OPTIONS                                           VALUE AT ASSUMED
                    SECURITIES     GRANTED TO                                        ANNUAL RATES OF STOCK
                    UNDERLYING     EMPLOYEES                                         PRICE APPRECIATION FOR
                    OPTIONS        IN FISCAL    EXERCISE OR         EXPIRATION       OPTION TERMS
NAME                GRANTED        1997(4)      BASE PRICE          DATE             5%($)          10%($)
----                -------        ----------   --------------      --------------   -----          ------
Richard Marks      50,000(1)         28.1       $14.69/share        November 28,     $461,923     $1,170,604
                                                                    2006
Steven Kratz       20,000(2)         11.3       $10.63/share(5)     April 17, 2006   $133,703     $ 338,830

Peter              12,500(3)          7.0       $10.63/share(5)     April 17, 2006   $ 83,564     $ 211,769
Bromberg

---------------
(1) The options are currently exercisable as to 25,000 shares and exercisable as to 25,000 shares commencing December 2, 1997.
(2)  The options are fully exercisable commencing April 18, 1999.
(3) The options are currently exercisable as to 10,000 shares and exercisable as to 2,500 shares commencing April 18, 1998.
(4)  Does not include options repriced during fiscal 1997.
(5) The options were repriced during fiscal 1997 from $16.00 per share to $10.63 per share.


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


Name and Address                                 Amount and Nature of     Percent
of Beneficial Shareholder                      Beneficial Ownership(1)    of Class
-------------------------                      -----------------------    --------
Mel Marks                                              764,411              15.1%
    c/o Motorcar Parts & Accessories, Inc.
    2727 Maricopa Street
    Torrance, CA 90503

Richard Marks                                        563,122(2)             11.1%
    c/o Motorcar Parts & Accessories, Inc.
    2727 Maricopa Street
    Torrance, CA 90503

Gary J. Simon(3)                                     253,714               5.0%
    c/o Parker Chapin Flattau & Klimpl, LLP
    1211 Avenue of the Americas
    New York, NY 10036

Steven Kratz                                          50,000(4)             (9)
    c/o Motorcar Parts & Accessories, Inc.
    2727 Maricopa Street
    Torrance,  CA  90503

Peter Bromberg                                        30,900(5)             (9)
    c/o Motorcar Parts & Accessories, Inc.
    2727 Maricopa Street
    Torrance,  CA  90503

Mel Moskowitz                                         6,500(6)              (9)
    6963 Queen Ferry Circle
    Boca Raton, FL  33496

Murray Rosenzweig                                     17,500(6)             (9)
    24 Northwood Lane
    Boynton Beach, FL  33436






Name and Address                                 Amount and Nature of     Percent
of Beneficial Shareholder                      Beneficial Ownership(1)    of Class
-------------------------                      -----------------------    --------

Selwyn Joffe                                          35,150(7)             (9)
    c/o Eatertainment LLC
    8619 Sunset Boulevard
    Los Angeles, CA  90069

Directors and executive                            1,467,583(8)             28.1%
    officers as a group
    (7 persons)

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

(6) Includes 3,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan and 1,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan.

(7) Includes 17,750 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan, 15,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan and 1,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan.

(8) Includes 128,750 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan, 15,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan.

(9)  Less than 1%.

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

Dated: August 11, 1997