Form 10-Q
period 1997-06-30
MOTORCAR PARTS & ACCESSORIES INC
filed 1997-08-14
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
             (Exact name of registrant as specified in its charter)

          NEW YORK                                                11-2153962
 ------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2727 MARICOPA STREET, TORRANCE, CALIFORNIA                          90503
------------------------------------------                          -----
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

                            Yes [X]           No [_]

There were 5,067,455 shares of Common Stock outstanding at August 7, 1997.

                          MOTORCAR PARTS & ACCESSORIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

         Item 1. Financial Statements

                 Balance Sheets as of June 30, 1997 (unaudited)
                          and March 31, 1997..................................3

                 Statements of Operations (unaudited) for the three month
                          periods ended June 30, 1997 and 1996................4

                 Statements of cash flows (unaudited) for the three month
                          periods ended June 30, 1997 and 1996................5

                 Notes to Financial Statements (unaudited)....................7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations.............9


PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................12

                 Signatures..................................................13

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       MOTORCAR PARTS & ACCESSORIES, INC.
                                 BALANCE SHEETS

                                   A S S E T S                               JUNE 30, 1997  MARCH 31, 1997
                                                                               -----------   -----------
                                                                               (Unaudited)
Current assets:
   Cash and cash equivalents ...............................................   $ 3,084,000   $ 3,539,000
   Short-term investments ..................................................        92,000
   Accounts receivable - net of allowance for doubtful accounts ............    22,985,000    22,328,000
   Inventory ...............................................................    52,108,000    41,862,000
   Prepaid expenses and other current assets ...............................       700,000       593,000
   Deferred income tax asset ...............................................       142,000       142,000
                                                                               -----------   -----------
          Total current assets .............................................    79,111,000    68,464,000

Long-term investments ......................................................       900,000     1,874,000
Plant and equipment - net ..................................................     4,809,000     4,291,000
Other assets ...............................................................       223,000       881,000
                                                                               -----------   -----------
          T O T A L ........................................................   $85,043,000   $75,510,000
                                                                               ===========   ===========

                                  LIABILITIES
Current liabilities:
   Current portion of capital lease obligations ............................   $   668,000   $   743,000
   Accounts payable and accrued expenses ...................................    15,348,000    13,777,000
   Income taxes payable ....................................................     1,766,000     2,005,000
   Due to affiliate ........................................................       142,000       139,000
                                                                               -----------   -----------
          Total current liabilities ........................................    17,924,000    16,664,000

Long-term debt .............................................................    24,584,000    17,496,000
Other Liabilities ..........................................................       736,000       570,000
Capitalized lease obligations - less current portion .......................       211,000       343,000
Deferred income tax liability ..............................................       329,000       329,000
                                                                               -----------   -----------
          T O T A L ........................................................   $43,784,000   $35,402,000
                                                                               -----------   -----------

                              SHAREHOLDERS' EQUITY

Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued
Common stock; par value $.01 per share, 20,000,000 shares authorized;
   5,039,400 shares issued and outstanding at June 30, 1997 and 4,867,500
   issued and outstanding at March 31, 1997 ................................        49,000        49,000
Additional paid-in capital .................................................    28,953,000    28,973,000
Retained earnings ..........................................................    12,257,000    11,086,000
                                                                               -----------   -----------
          Total shareholders' equity .......................................    41,259,000    40,108,000
                                                                               -----------   -----------
          T O T A L ........................................................   $85,043,000   $75,510,000
                                                                               ===========   ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            Statements of Operations
                                   (Unaudited)


                                                     THREE MONTHS ENDED JUNE 30,
                                                     ---------------------------
                                                         1997            1996
                                                     -----------     -----------

Income:
   Net sales ...................................     $21,784,000     $18,375,000
                                                     -----------     -----------

Operating expenses:
   Cost of goods sold ..........................      17,504,000      14,713,000
   Research and development ....................         145,000               0
   Selling expenses ............................         621,000         540,000
   General and administrative expenses .........       1,215,000       1,194,000
                                                     -----------     -----------

          Total operating expenses .............      19,485,000      16,447,000
                                                     -----------     -----------


Operating income ...............................       2,299,000       1,928,000

Interest expense (net of interest income) ......         396,000         211,000
                                                     -----------     -----------


Income before income taxes .....................       1,903,000       1,717,000

Provision for income taxes .....................         732,000         680,000
                                                     -----------     -----------

Net income - historical ........................     $ 1,171,000     $ 1,037,000
                                                     ===========     ===========

Weighted average common shares outstanding .....       5,152,000       4,982,000
                                                     ===========     ===========

Net income per common share ....................     $       .23     $       .21
                                                     ===========     ===========



                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                      Statements of Cash Flows (Unaudited)

                                                                THREE MONTHS ENDED JUNE 30,
                                                                ---------------------------
                                                                   1997            1996
                                                               ------------    ------------
Cash flows from operating activities:
   Net income ..............................................   $  1,171,000    $  1,037,000
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
       Depreciation and amortization .......................        244,000         136,000
       (Increase) decrease in:
         Accounts receivable ...............................       (657,000)       (838,000)
         Inventory .........................................    (10,246,000)     (1,654,000)
         Prepaid expenses and other assets .................       (107,000)       (186,000)
         Other assets ......................................        658,000         (53,000)
       Increase (decrease) in:
         Accounts payable and accrued expenses .............      1,571,000      (1,809,000)
         Income taxes payable ..............................       (239,000)       (721,000)
         Other liabilities .................................        166,000               0
         Due to affiliate ..................................          5,000         (35,000)
                                                               ------------    ------------

             Net cash (used in) operating activities .......     (7,436,000)     (4,123,000)
                                                               ------------    ------------


Cash flows from investing activities:
   Purchase of property, plant and equipment ...............       (762,000)        (79,000)
   Sale of Investments .....................................        882,000       6,646,000
                                                               ------------    ------------

             Net cash from investing activities ............        120,000       6,567,000
                                                               ------------    ------------

Cash flows from financing activities:
   Net increase (decrease) in line of credit ...............      7,088,000      (2,458,000)
   Payments on capital lease obligation ....................       (207,000)        (66,000)
   Payments on acquisitions ................................       (140,000)              0
   Proceeds from exercise of options .......................        120,000          32,000
                                                               ------------    ------------

         Net cash provided by (used in) financing activities      6,861,000      (2,492,000)
                                                               ------------    ------------


                                                        (continued on next page)

                                                        THREE MONTHS ENDED JUNE 30,
                                                        ---------------------------
                                                            1997           1996
                                                        -----------    -----------
NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..................................      (455,000)       (48,000)


Cash and cash equivalents - (beginning of period) ...     3,539,000        164,000
                                                        -----------    -----------


CASH AND CASH EQUIVALENTS - END OF
   PERIOD ...........................................   $ 3,084,000    $   116,000
                                                        ===========    ===========

Supplemental  disclosures  of cash flow  information:
 Cash paid during the year for:
     Interest .......................................   $   378,000    $   305,000
     Income taxes ...................................   $   971,000    $ 1,401,000
   Noncash investing and financing activities:
     Property acquired under capital lease ..........   $         0    $   252,000













                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

(NOTE A) - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

           Motorcar Parts & Accessories, Inc. (the "Company"), remanufactures and distributes alternators and starters and assembles and distributes spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States and in Canada.

BASIS OF PRESENTATION:

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

(NOTE B)- INVENTORY:

           Inventory is comprised of the following:
                                               JUNE 30, 1997   MARCH 31, 1997
                                                 -----------    -----------

         Raw materials ..........................$28,541,000    $24,046,000

         Work-in-process ........................  3,731,000      4,270,000

         Finished goods ......................... 19,836,000     13,546,000
                                                 -----------    -----------

                       T o t a l ................$52,108,000    $41,862,000
                                                 ===========    ===========



(NOTE C) - RELATED PARTIES:

           The Company conducts business through two wholly-owned foreign subsidiaries, MVR Products Pte Limited ("MVR"), which operates a shipping warehouse and testing facility and maintains office space and remanufacturing capability in Singapore, and Unijoh Sdn, Bhd ("Unijoh"), which conducts in Malaysia remanufacturing operations similar to those conducted by the Company at its remanufacturing facility in Torrance. These foreign operations are conducted with quality control standards and other internal controls similar to those currently implemented at the Company's remanufacturing facilities in Torrance. The facilities of MVR and Unijoh are located approximately one hour drive apart. The Company believes that the operations of its foreign subsidiaries are important because of the lower labor costs experienced by these subsidiaries in the same remanufacturing process.

           In April 1997, the Company acquired all of the outstanding capital stock of MVR and Unijoh from its shareholders, Mel Marks, Richard Marks and Vincent Quek (each of whom owned one-third of each acquired entity), for an aggregate purchase price to all such selling shareholders for both acquired entities of 145,455 shares of Common Stock. The acquisitions will be accounted for in a manner similar to a pooling of interests. The shares of Common Stock constituting the purchase price have not been registered for sale pursuant to the Securities Act of 1933 and are subject to a lock-up arrangement between the Company and each such selling shareholder releasing for public resale one-fourth of such shares on each of the first four anniversaries of the acquisitions. The purchase price and other terms of the acquisitions were determined by the
Special Committee of the Board of Directors of the Company following negotiations with the selling shareholders. In connection with, and as a condition to, the acquisitions, the Special Committee received a fairness opinion from Houlihan Lokey Howard & Zukin, a specialty investment banking firm. The financial statements prior to the date of combination have not been restated as the effect is not material to the Company's financial condition and results of operations. The combined assets and combined liabilities of MVR and Unijoh aggregated approximately $632,000 and $398,000, respectively, at the date of combination.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS


                                           Quarter Ended June 30
                                          1997            1996
                                        --------        --------

Net sales                                  100.0%          100.0%
Cost of goods sold                          80.4            80.1
                                        --------        --------
Gross profit                                19.6            19.9
Research and development                     0.6             0.0
Selling expenses                             2.8             2.9
General & administrative expenses            5.6             6.5
                                        --------        --------
Operating income                            10.6            10.5
Interest expense - net                       1.8             1.2
                                        --------        --------
Income before income taxes                   8.8             9.3
Provision for income taxes                   3.4             3.7
                                        --------        --------
Net Income                                   5.4%            5.6%
                                        ========        ========

THREE MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE MONTHS ENDED JUNE 30, 1996

            Net sales for the three months ended June 30, 1997 were $21,784,000, an increase of $3,409,000 or 18.6% over the three months ended June 30, 1996. The increase in net sales is attributable to the commencement of sales to a large customer of alternators for domestic vehicles, sales for the period of this alternator were 96,000 units as compared to 6,000 a year earlier. The expansion of the Company's product line to include remanufactured alternators and starters for domestic cars and light vehicles generated net sales of approximately $5,400,000 for the quarter ended June 30, 1997. The number of units shipped to all customers was approximately 332,000 units during the quarter ended June 30, 1997 as compared to approximately 271,000 units in the comparable period a year earlier, a 22.5% increase. For the period, sales for imported cars were 236,000 units as compared to 265,000 units a year earlier.

            Cost of goods sold over the periods increased $2,791,000 or 19.0% from $14,713,000 to $17,504,000. The increase is primarily attributable to additional costs in connection with increased production. As a percentage of net sales, these expenses increased from 80.1% for the quarter ended June 30, 1996 to 80.4% for the recent quarter. This minor increase is primarily attributable to continuing pricing pressures that the Company experienced through fiscal 1997. The Company has been largely successful in lowering its manufacturing costs in response to these pricing pressures.

            Selling expenses over the periods increased $81,000 or 15.0% from $540,000 to $621,000. Advertising expenses increased $64,000 from $209,000 to $273,000. The increase was also due to an expansion of the Company's sales force related travel expenses. As a percentage of net sales, selling expenses decreased slightly from 2.9% to 2.8%.

            General and administrative expenses increased $21,000 or 1.8% from $1,194,000 for the three months ended June 30, 1996 to $1,215,000 for the three months ended June 30, 1997. As a percentage of net sales, these expenses decreased over the periods from 6.5% to 5.6%, which reflects the leveraging of these costs over Company's increased net sales. The increase over the periods was the result of additional insurance costs, including as a result of an increase in directors and officers liability insurance coverage.

            Interest expense, net of interest income of $31,000 for the three months ended June 30, 1997, was $396,000. This represented an increase of $185,000 or 87.7% from net interest expense of $211,000 for the three months ended June 30, 1996. Interest expense is comprised principally of interest of the Company's revolving credit facility, the borrowings under which increased significantly over the periods. Interest income is derived from investments principally from the Company's second public offering in November 1995.

LIQUIDITY AND CAPITAL RESOURCES

           The Company's recent operations have been financed principally from the net proceeds of the Company's second public offering in November 1995, borrowings under its revolving credit facility and cash flow from operations. As of June 30, 1997, the Company's working capital was $61,187,000, including $3,084,000 of cash and cash equivalents.

           Net cash used in operating activities during the three months ended June 30, 1997 was $7,436,000. The principal use of cash during the three months related to an increase in inventory of $10,246,000 and an increase in accounts receivable of $657,000 offset by an increase in accounts payable and accrued expenses of $1,571,000. The increase in inventory was due in large part to the addition of inventory during the three-month period of approximately $9,400,000 in connection with the Company's recent entrance into the business of remanufacturing alternators and starters for domestic vehicles, representing an aggregate addition of inventory for this business of approximately $19,500,000. The timing of this inventory build-up was based in part upon the Company's belief that the demand for its initial domestic alternator product will be highest in the summer.

           Net cash provided by investing activities during the three months ended June 30, 1997 and June 30, 1996 was $120,000 and $6,567,000, respectively. During June 1997, the Company used $882,000 of investments to fund its operations and purchased $762,000 of property, plant and equipment.

           Net cash provided by financing activities in the three months ended June 30, 1997 was $6,861,000. The net cash provided by financing activities in June 1997 was primarily attributable to an increase in the Company's revolving line of credit as offset primarily by payments on a capital lease obligation.

            The Company has a credit agreement expiring in August 1998 with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount not exceeding $25,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the lower of the Bank's prime rate less .25% or LIBOR plus 1.65%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At August 7, 1997, the outstanding balance on the credit facility was approximately $24,873,000.

            The  Company's   accounts   receivable  as  of  June  30,  1997  was
$22,985,000. This represents an increase of $657,000 or 2.9% over accounts receivable on March 31, 1997. In addition, there are times when the Company extends payment terms with certain customers in order to help them finance an increase in the number of stockkeeping units carried by that customer and for other purposes. The Company partially protects itself from losses due to uncollectible accounts receivable through an insurance policy with an independent credit insurance company at an annual premium of approximately $85,000. The Company's policy generally has been to issue credit to new customers only after the customers have been included to some extent under the coverage of its accounts receivable insurance policy. As of June 30, 1997, the Company's accounts receivable from its largest customer represented approximately 49% of all accounts receivable.

            The Company's inventory as of June 30, 1997 was $52,108,000, which represents an increase of $10,246,000 or 24.5% over inventory as of March 31, 1997. This increase is discussed above and primarily reflects the Company's anticipated growth in net sales in connection with domestic vehicles and, to a lesser extent, increased business from existing customers and the need to have sufficient inventory to support shorter lead times for deliveries to customers. Also, the Company continues to increase the number of stockkeeping units sold requiring the Company to carry raw materials for this wider variety of parts.

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

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits:

                     27.1 Financial Data Schedule.

            (b)      Reports on Form 8-K

            The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1997.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MOTORCAR PARTS & ACCESSORIES, INC.


Dated:      August 14, 1997                  By: /S/ PETER BROMBERG
                                                ---------------------------
                                                Peter Bromberg
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                                     Description
------                                     -----------

27.1                                 Financial Data Schedule