Form 10-Q
period 1997-09-30
MOTORCAR PARTS & ACCESSORIES INC
filed 1997-10-29
CIK 918251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
           ----------------------------------------------------------
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

                     Yes  [X]            No  [ ]

There were 5,112,555 shares of Common Stock outstanding at October 29, 1997.

                          MOTORCAR PARTS & ACCESSORIES

                                      INDEX

PART I - FINANCIAL INFORMATION                                                Page
                                                                              ----
        Item 1. Financial Statements

                Balance Sheets as of September 30, 1997 (unaudited)
                       and March 31, 1997 .................................... 3

                Statements of Operations (unaudited) for the six
                       and three month periods ended September 30, 1997
                       and 1996 .............................................. 4

                Statements of cash flows (unaudited) for the six month
                       periods ended September 30, 1997 and 1996 ............. 5

                Notes to Financial Statements (unaudited) .................... 7

        Item 2. Management's Discussion and Analysis
                of Financial Condition and Results of Operations ............. 9

PART II - OTHER INFORMATION

        Item 4. Submission of Matters to a Vote of
                Security Holders ............................................ 13

        Item 6. Exhibits and Reports on Form 8-K ............................ 14

                Signatures .................................................. 15

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       MOTORCAR PARTS & ACCESSORIES, INC.
                                 Balance Sheets



                                       A S S E T S                                  September 30,        March 31,
                                                                                        1997               1997
                                                                                    -------------        --------
                                                                                    (Unaudited)
Current assets:

   Cash and cash equivalents ...................................................     $  2,408,000       $  3,539,000
   Accounts receivable - net of allowance for doubtful accounts ................       19,748,000         22,328,000
   Inventory ...................................................................       58,296,000         41,862,000
   Prepaid expenses and other current assets ...................................        1,014,000            593,000
   Deferred income tax asset ...................................................          142,000            142,000
                                                                                     ------------       ------------
          Total current assets .................................................       81,608,000         68,464,000

Long-term investments ..........................................................          617,000          1,874,000
Plant and equipment - net ......................................................        5,576,000          4,291,000
Other assets ...................................................................          801,000            881,000
                                                                                     ------------       ------------
          T O T A L ............................................................     $ 88,602,000       $ 75,510,000
                                                                                     ============       ============

                                    L I A B I L I T I E S

Current liabilities:

   Current portion of capital lease obligations ................................     $    528,000       $    743,000
   Accounts payable and accrued expenses .......................................       12,813,000         13,777,000
   Income taxes payable ........................................................        1,799,000          2,005,000
   Current portion of credit line ..............................................        2,663,000
   Due to affiliate ............................................................                             139,000
                                                                                     ------------       ------------
          Total current liabilities ............................................       17,803,000         16,664,000

Long-term debt .................................................................       25,000,000         17,496,000
Other liabilities ..............................................................          804,000            570,000
Capitalized lease obligations - less current portion ...........................          150,000            343,000
Deferred income tax liability ..................................................          329,000            329,000
                                                                                     ------------       ------------
          T O T A L ............................................................       $44,086,00        $35,402,000
                                                                                     ------------       ------------

                                    SHAREHOLDERS' EQUITY

Preferred stock; par value $.01 per share, 5,000,000 shares authorized;
    none issued ...............................................................

Common stock; par value $.01 per share, 20,000,000 shares authorized;
    5,104,055 shares issued and outstanding at September 30, 1997 and
    4,867,500 issued and outstanding at March 31, 1997 ........................            51,000             49,000

Additional paid-in capital .....................................................       30,934,000         28,973,000
Unearned portion of compensatory stock options .................................         (119,000)
Retained earnings ..............................................................       13,650,000         11,086,000
                                                                                     ------------       ------------
          Total shareholders' equity ...........................................       44,516,000         40,108,000
                                                                                     ------------       ------------
          T O T A L ............................................................     $ 88,602,000       $ 75,510,000
                                                                                     ============       ============

                       The accompanying notes to financial
                     statements are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            Statements of Operations
                                   (Unaudited)


                                                                      Six Months Ended                     Three Months Ended
                                                                         September 30,                        September 30,
                                                              -------------------------------         ------------------------------
                                                                 1997                1996                1997                1996
                                                                ------              ------              ------              -----

Income:
   Net sales ........................................         $50,455,000         $39,740,000         $28,671,000        $21,365,000
                                                              -----------         -----------         -----------         ----------

Operating expenses:

   Cost of goods sold ...............................          40,464,000          31,830,000          22,960,000         17,117,000
   Research and development .........................             267,000                                 122,000
   Selling expenses .................................           1,177,000           1,051,000             556,000            511,000
   General and administrative expenses ..............           2,720,000           2,375,000           1,505,000          1,181,000
                                                              -----------         -----------         -----------         ----------

          Total operating expenses ..................          44,628,000          35,256,000          25,143,000         18,809,000
                                                              -----------         -----------         -----------         ----------

Operating income ....................................           5,827,000           4,484,000           3,528,000          2,556,000

Interest expense (net of interest income) ...........             892,000             465,000             496,000            254,000
                                                              -----------         -----------         -----------         ----------


Income before income taxes ..........................           4,935,000           4,019,000           3,032,000          2,302,000

Provision for income taxes ..........................           1,924,000           1,588,000           1,192,000            908,000
                                                              -----------         -----------         -----------         ----------
Net income - historical .............................         $ 3,011,000         $ 2,431,000         $ 1,840,000         $1,394,000
                                                              ===========         ===========         ===========         ==========
Weighted average common shares
   outstanding ......................................           5,224,000           4,993,000           5,305,000          4,993,000
                                                              ===========         ===========         ===========         ==========
Net income per common share .........................         $      0.58         $      0.49         $      0.35         $     0.28
                                                              ===========         ===========         ===========         ==========




                       The accompanying notes to financial
                     statements are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                      Statements of Cash Flows (Unaudited)


                                                                                                 Six Months Ended September 30,
                                                                                           -----------------------------------------
                                                                                               1997                        1996
                                                                                           ------------               -------------
Cash flows from operating activities:
   Net income ..............................................................               $  3,011,000                $  2,431,000
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Compensatory stock options issued .....................................                     95,000
       Depreciation and amortization .......................................                    511,000                     282,000
       (Increase) decrease in:
         Accounts receivable ...............................................                  2,580,000                  (4,542,000)
         Inventory .........................................................                (16,408,000)                 (2,748,000)
         Prepaid expenses and other assets .................................                   (337,000)                    (28,000)
         Other assets ......................................................                     80,000                     (40,000)
       Increase (decrease) in:
         Accounts payable and accrued expenses .............................                 (1,266,000)                 (1,564,000)
         Income taxes payable ..............................................                    119,000                     212,000
         Other liabilities .................................................                    223,000
         Due to affiliate ..................................................                                                 (2,000)
                                                                                           ------------                ------------
             Net cash (used in) operating activities .......................                (11,392,000)                 (5,999,000)
                                                                                           ------------                ------------
Cash flows from investing activities:
   Purchase of property, plant and equipment ...............................                 (1,623,000)                   (297,000)
   Sale of investments .....................................................                  1,257,000                   7,376,000
                                                                                           ------------                ------------
             Net cash provided by (used in)
                  investing activities .....................................                   (366,000)                  7,079,000
                                                                                           ------------                ------------
Cash flows from financing activities:

   Net increase (decrease) in line of credit ...............................                 10,167,000                     105,000
   Payments on capital lease obligation ....................................                   (408,000)                   (304,000)
   Proceeds from exercise of warrants and options ..........................                    744,000                     344,000
                                                                                           ------------                ------------

                                                        (continued on next page)

                                                                                                 Six Months Ended September 30,
                                                                                           -----------------------------------------
                                                                                                  1997                      1996
                                                                                              ------------             -------------
         Net cash provided by (used in) financing activities ....................               10,503,000                   145,000
                                                                                              ------------              ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ..............................................................               (1,255,000)                1,225,000

Cash and cash equivalents - beginning of period .................................                3,539,000                   164,000

Beginning cash balance of pooled entity .........................................                  124,000
                                                                                              ------------

CASH AND CASH EQUIVALENTS - END OF
   PERIOD .......................................................................             $  2,408,000              $  1,389,000
                                                                                              ============              ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for:
     Interest ...................................................................             $    941,000              $    595,000
     Income taxes ...............................................................             $  1,805,000              $  1,401,000
   Noncash investing and financing activities:
     Property acquired under capital lease ......................................                                       $    304,000



                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

(NOTE A) - The Company and its Significant Accounting Policies:

        Motorcar Parts & Accessories, Inc. (the "Company"), remanufactures and distributes alternators and starters and assembles and distributes spark plug wire sets for the automotive aftermarket industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States and in Canada.

Basis of Presentation:

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

(NOTE B)- Inventory:


        Inventory is comprised of the following:


                                             September 30, 1997   March 31, 1997
                                             ------------------   --------------
Raw materials ........................          $32,691,000          $24,046,000

Work-in-process ......................            3,960,000            4,270,000

Finished goods .......................           21,645,000           13,546,000
                                                -----------          -----------
          T o t a l ..................          $58,296,000          $41,862,000
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

        In April 1997, MVR and Unijoh became wholly owned subsidiaries of the Company in a stock-for-stock merger which was accounted for in a manner similar to a pooling of interests. Under the terms of the merger agreement, the Company issued 145,455 shares of common stock. The financial statements prior to the date of merger have not been restated as the effects are not material to the Company's consolidated financial condition and consolidated results of operations. The combined assets and combined liabilities of MVR and Unijoh aggregated approximately $553,000 and $320,000, respectively, at the date of merger. In addition, the equity in the underlying net assets of the subsidiaries approximated the amount included in due to affiliate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

                                                                              Six Months Ended                 Three Months Ended
                                                                                September 30,                      September 30,
                                                                           ----------------------            -----------------------
                                                                           1997             1996             1997             1996
                                                                           ----             ----             ----             ----
Net sales ...................................................              100.0%            100.0%          100.0%           100.0%
Cost of goods sold ..........................................               80.2              80.1            80.1             80.1
                                                                           -----             -----           -----            -----
Gross profit ................................................               19.8              19.9            19.9             19.9
Research and development ....................................                0.1               0.0             0.4              0.0
Selling expenses ............................................                2.3               2.6             1.9              2.4
General and administrative expenses .........................                5.4               6.0             5.3              5.5
                                                                           -----             -----           -----            -----
Operating income ............................................               11.5              11.3            12.3             12.0
Interest expense - net of
    interest income .........................................                1.7               1.2             1.7              1.2
                                                                           -----             -----           -----            -----
Income before income taxes ..................................                9.8              10.1            10.6             10.8
Provision for income taxes ..................................                3.8               4.0             4.2              4.3
                                                                           -----             -----           -----            -----
Net income ..................................................                6.0%              6.1%            6.4%             6.5%
                                                                           =====             =====           =====            =====


         In its remanufacturing operations, the Company obtains used alternators and starters, commonly known as "cores," from its customers as trade-ins and by purchasing them from vendors. Such trade-ins are recorded when cores are received from customers. Credits for cores are allowed only against purchases of similar remanufactured products and generally are used within 60 days of issuance by the customer. Due to this trade-in policy, the Company does not reserve for trade-ins. In addition, since it is unlikely that a customer will not utilize its trade-in credits, the credit is recorded when the core is returned as opposed to when the customer purchases new products. The Company believes that this policy is consistent throughout the remanufacturing and rebuilding industry.

         Beginning with fiscal 1997, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, the Company deducted the value of all cores returned from its customers in order to reach net sales. Under the new presentation, net sales are reported on a gross basis, that is core returns from customers are not deducted in order to reach net sales, but rather are included in cost of goods sold. The Company's financial information has been reclassified to reflect this new presentation. The Company believes that this new presentation provides a truer depiction of actual sales and cost of goods sold and reflects a more proper relationship between sales and inventory.

Six Months Ended September 30, 1997 Compared to Six Months Ended September 30, 1996

         Net sales for the six months ended September 30, 1997 were $50,455,000, an increase of $10,715,000 or 27.0% over the six months ended September 30, 1996. The increase in net sales is attributable to sales of alternators for domestic vehicles to one of the Company's largest customers. The increase reflects the recent expansion of the Company's product line to include remanufactured products for domestic vehicles.

         Cost of goods sold increased over the periods by $8,634,000 or 27.1% from $31,830,000 to $40,464,000. The increase primarily is attributable to additional costs incurred during the recent period in connection with increased production during that period. As a percentage of net sales, cost of goods sold remained relatively constant at 80.1% for the six months ended September 30, 1996 as compared to 80.2% for the six months ended September 30, 1997.

         Selling expenses increased over the periods by $126,000 or 12.0% from $1,051,000 to $1,177,000. This increase resulted principally from an increase in advertising expenses and an expansion of the Company's sales force and related travel expenses. As a percentage of net sales, selling expenses decreased slightly from 2.6% to 2.3%.

         General and administrative expenses increased over the periods by $345,000 or 14.5% from $2,375,000 for the six months ended September 30, 1996 to $2,720,000 for the six months ended September 30, 1997. As a percentage of net sales, these expenses decreased over the periods from 6.0% to 5.4%, reflecting the leveraging of these costs over Company's increased net sales.

         For the six months ended September 30, 1997, interest expense net of interest income was $892,000. This represents an increase of $427,000 or 91.8% over net interest expense of $465,000 for the six months ended September 30, 1996. Interest expense was comprised principally of interest on the Company's revolving credit facility, borrowings under which increased significantly over the periods.

Liquidity and Capital Resources

         The Company's recent operations have been financed principally from the net proceeds of the Company's second public offering in November 1995, borrowings under its revolving credit facility and cash flow from operations. As of September 30, 1997, the Company's working capital was $63,805,000, including $2,408,000 of cash and cash equivalents.

         Net cash used in operating activities during the six months ended September 30, 1997 was $11,392,000. The principal use of cash during the six months related to an increase in inventory of $16,408,000 and a decrease in accounts payable and accrued expenses of $1,266,000 offset by a decrease in accounts receivable of $2,580,000. The increase in inventory was due in large part to the addition of inventory during the six-month period of approximately $13,500,000 in connection with the Company's recent entrance into the business of remanufacturing alternators and starters for domestic vehicles. The timing of this inventory build-up was based in part upon the Company's belief that the demand for its initial domestic alternator product would be highest in the summer.

         Net cash used in investing activities during the six months ended September 30, 1997 was $366,000 as compared to net cash provided by investing activities of $7,079,000 during the same period a year earlier.

         Net cash provided by financing activities in the six months ended September 30, 1997 was $10,503,000. The net cash provided by financing activities in the period was primarily attributable to an increase in the Company's revolving line of credit and proceeds from the exercise of warrants issued in connection with the Company's initial public offering in March 1994 and stock options issued to employees as offset primarily by payments on a capital lease obligation.

         The Company has a credit agreement expiring in June 1999 with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount not exceeding $30,000,000 (reducing to $25,000,000 on January 1, 1998), which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the Bank's prime rate less .25% or LIBOR plus 1.375%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At October 27, 1997, the outstanding balance on the credit facility was approximately $29,760,000.

         The Company's accounts receivable as of September 30, 1997 was $19,748,000, representing a decrease of $2,580,000 or 11.6% from accounts receivable on March 31, 1997. In addition, there are times when the Company on occasion extends payment terms with certain customers in order to help them finance an increase in the number of stock keeping units ("SKUs") carried by that customer and for other purposes. The Company partially protects itself from losses due to uncollectible accounts receivable through an insurance policy with an independent credit insurance company at an annual premium of approximately $90,000. The Company's policy generally has been to issue credit to new customers only after the customers have been included to some extent under the coverage of its accounts receivable insurance policy. As of September 30, 1997, the Company's accounts receivable from its largest customer represented approximately 44% of all accounts receivable.

         The Company's inventory as of September 30, 1997 was $58,296,000, representing an increase of $16,434,000 or 39.3% over inventory as of March 31, 1997. This increase, as discussed above, primarily reflects the Company's anticipated growth in net sales in connection with domestic vehicles and, to a lesser extent, increased business from existing customers and the need to have sufficient inventory to support shorter lead times for deliveries to customers. Also, the Company continues to increase the number of SKUs sold requiring the Company to carry raw materials for this wider variety of parts.

         The Company currently expects that its capital expenditures (exclusive of any potential acquisitions) will be approximately $1,500,000 to $3,000,000 in each of fiscal 1998 and fiscal 1999. However, the Company's capital expenditures will be affected by, and may be greater than currently anticipated depending upon, the size and nature of new business opportunities.

         During the first six months of fiscal 1998, the Company made capital expenditures of $1,623,000 (consisting principally of new and upgraded production equipment), as compared to $297,000 for the first six months of fiscal 1997. During fiscal 1997, the Company made capital expenditures of $2,085,000, primarily related to new and upgraded production and distribution equipment.

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

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

     The annual meeting of shareholders of the Registrant was held on September 3, 1997 for the purpose of (i) electing seven directors to serve until the next annual meeting of shareholders and until their respective successors are elected and qualified, (ii) approving the Registrant's 1996 Stock Option Plan, (iii) approving an amendment to the Registrant's 1994 Stock Option Plan and (iv) ratifying the appointment of the Registrant's independent certified public accountant for the fiscal year ending March 31, 1998. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

     The following directors were elected by the following vote:



                                      Votes

                                For           Against
                                ---           -------

      Mel Marks              4,456,155         10,300
      Richard Marks          4,456,155         10,300
      Karen Brenner          4,456,155         10,300
      Selwyn Joffe           4,456,155         10,300
      Mel Moskowitz          4,456,155         10,300
      Murray Rosenzweig      4,456,155         10,300
      Gary Simon             4,456,155         10,300


     The proposal to approve the 1996 Stock Option Plan was approved by the following vote:


               For               Against         Non Votes/Abstentions
               ---               -------         ---------------------
            4,135,008           277,377                13,567


     The proposal to amend the 1994 Stock Option Plan:


               For               Against         Non Votes/Abstentions
               ---               -------         ---------------------
            3,731,361           335,177                12,967


     The proposal to ratify the appointment of the independent certified public accountant for the fiscal year ending March 31, 1997 was approved by the following vote:


               For               Against         Non Votes/Abstentions
               ---               -------         ---------------------
            4,391,563            65,900                 8,992

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits:

               27.1 Financial Data Schedule.

         (b)   Reports on Form 8-K

               The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1997.

                                            SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             MOTORCAR PARTS & ACCESSORIES, INC.

Dated:   October 29, 1997                    By: /s/ Peter Bromberg
                                                ________________________________
                                                     Peter Bromberg
                                                     Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                                          Description
------                                          -----------
27.1                                      Financial Data Schedule