Form 10-Q
period 1997-12-31
MOTORCAR PARTS & ACCESSORIES INC
filed 1998-02-17
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
                 ----------------------------------------------
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

                              Yes [X]     No [_]

There were 6,412,555 shares of Common Stock outstanding at February 13, 1998.

                          MOTORCAR PARTS & ACCESSORIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                              PAGE

         Item 1. Financial Statements

                 Balance Sheets as of December 31, 1997 (unaudited)
                   and March 31, 1997......................................... 3

                 Statements of Operations (unaudited) for the nine and
                   three month periods ended December 31, 1997 and 1996....... 4

                 Statements of Cash Flows (unaudited) for the nine month
                   periods ended December 31, 1997 and 1996................... 5

                 Notes to Financial Statements (unaudited).................... 7

         Item 2. Management's Discussion and Analysis
                 of Financial Condition and Results of Operations............. 9


PART II - OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K............................ 14

                 Signatures.................................................. 15

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       MOTORCAR PARTS & ACCESSORIES, INC.
                                 BALANCE SHEETS

                                    A S S E T S                           December 31,      March 31,
                                                                              1997            1997
                                                                          ------------    ------------
                                                                          (Unaudited)
Current assets:
   Cash and cash equivalents ..........................................   $  2,625,000    $  3,539,000
   Accounts receivable - net of allowance for doubtful accounts .......     25,324,000      22,328,000
   Inventory ..........................................................     59,581,000      41,862,000
   Prepaid expenses and other current assets ..........................      1,036,000         593,000
   Deferred income tax asset ..........................................        142,000         142,000
                                                                          ------------    ------------
          Total current assets ........................................     88,708,000      68,464,000

Long-term investments .................................................                      1,874,000
Plant and equipment - net .............................................      6,225,000       4,291,000
Other assets ..........................................................        339,000         881,000
                                                                          ------------    ------------
          T O T A L ...................................................   $ 95,272,000    $ 75,510,000
                                                                          ============    ============

                              L I A B I L I T I E S
Current liabilities:
   Current portion of capital lease obligations .......................   $    388,000    $    743,000
   Accounts payable and accrued expenses ..............................     11,338,000      13,777,000
   Income taxes payable ...............................................      2,062,000       2,005,000
   Due to affiliate ...................................................                        139,000
                                                                          ------------    ------------
          Total current liabilities ...................................     13,788,000      16,664,000

Long-term debt ........................................................     14,033,000      17,496,000
Other liabilities .....................................................        880,000         570,000
Capitalized lease obligations - less current portion ..................        113,000         343,000
Deferred income tax liability .........................................        329,000         329,000
                                                                          ------------    ------------
          T O T A L ...................................................     $29,143,00    $ 35,402,000
                                                                          ------------    ------------

                              SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized;
    none issued
Common stock; par value $.01 per share, 20,000,000 shares authorized;
    6,412,555 shares issued and outstanding at December 31, 1997 and
    4,867,500 issued and outstanding at March 31, 1997 ................         64,000          49,000
Additional paid-in capital ............................................     50,794,000      28,973,000
Unearned portion of compensatory stock options ........................       (101,000)
Retained earnings .....................................................     15,372,000      11,086,000
                                                                          ------------    ------------
          Total shareholders' equity ..................................     66,129,000      40,108,000
                                                                          ------------    ------------
          T O T A L ...................................................   $ 95,272,000    $ 75,510,000
                                                                          ============    ============

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            Statements of Operations
                                   (Unaudited)

                                                           Nine Months Ended              Three Months Ended
                                                              December 31,                    December 31,
                                                     ----------------------------    ----------------------------
                                                          1997            1996            1997            1996
                                                     ------------    ------------    ------------    ------------
Income:
   Net sales .....................................   $ 80,923,000    $ 62,263,000    $ 30,468,000    $ 22,523,000
                                                     ------------    ------------    ------------    ------------

Operating expenses:
   Cost of goods sold ............................     65,303,000      49,737,000      24,839,000      17,907,000
   Research and development ......................        428,000                         161,000
   Selling expenses ..............................      1,789,000       1,725,000         612,000         674,000
   General and administrative expenses ...........      4,336,000       3,632,000       1,616,000       1,257,000
                                                     ------------    ------------    ------------    ------------

          Total operating expenses ...............     71,856,000      55,094,000      27,228,000      19,838,000
                                                     ------------    ------------    ------------    ------------


Operating income .................................      9,067,000       7,169,000       3,240,000       2,685,000

Interest expense (net of interest income) ........     (1,304,000)       (752,000)       (412,000)       (287,000)
                                                     ------------    ------------    ------------    ------------


Income before income taxes .......................      7,763,000       6,417,000       2,828,000       2,398,000

Provision for income taxes .......................      3,030,000       2,524,000       1,106,000         936,000
                                                     ------------    ------------    ------------    ------------

Net income .......................................   $  4,733,000    $  3,893,000    $  1,722,000    $  1,462,000
                                                     ============    ============    ============    ============

Basic income per share ...........................   $       0.90    $       0.80    $       0.30    $       0.30
                                                     ============    ============    ============    ============

Diluted income per share .........................   $       0.87    $       0.78    $       0.29    $       0.29
                                                     ============    ============    ============    ============

Weighted average common shares
   outstanding - basic income per share ..........      5,254,000       4,856,000       5,704,000       4,866,000
                                                     ============    ============    ============    ============

Effect of potential common shares ................        188,000         147,000         166,000         141,000
                                                     ============    ============    ============    ============
Weighted average common shares
   outstanding - dilutive income per share .......      5,442,000       5,003,000       5,870,000       5,007,000
                                                     ============    ============    ============    ============


                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                      Statements of Cash Flows (Unaudited)

                                                      NINE MONTHS ENDED DECEMBER 31,
                                                      ------------------------------
                                                            1997            1996
                                                       ------------    ------------
Cash flows from operating activities:
   Net income ......................................   $  4,733,000    $  3,893,000
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Compensatory stock options issued .............        113,000
       Depreciation and amortization ...............        795,000         476,000
       (Increase) decrease in:
         Accounts receivable .......................     (2,996,000)     (5,622,000)
         Inventory .................................    (17,693,000)     (6,429,000)
         Prepaid expenses and other assets .........       (359,000)        (72,000)
         Other assets ..............................        542,000         (57,000)
       Increase (decrease) in:
         Accounts payable and accrued expenses .....     (2,748,000)      1,282,000
         Income taxes payable ......................        382,000         (46,000)
         Other liabilities .........................        299,000
                                                       ------------    ------------

             Net cash (used in) operating activities    (16,932,000)     (6,575,000)
                                                       ------------    ------------


Cash flows from investing activities:
   Purchase of property, plant and equipment .......     (2,556,000)     (1,052,000)
   Sale of investments .............................      1,874,000       6,908,000
                                                       ------------    ------------

             Net cash provided by (used in)
                  investing activities .............       (682,000)      5,856,000
                                                       ------------    ------------

Cash flows from financing activities:
   Net increase (decrease) in line of credit .......     (3,463,000)      1,788,000
   Payments on capital lease obligation ............       (585,000)       (476,000)
   Proceeds from exercise of warrants and options ..        765,000         351,000
   Proceeds from public offerings ..................     19,859,000
                                                       ------------    ------------


                                                        (continued on next page)

                                                                                  NINE MONTHS ENDED DECEMBER 31,
                                                                                  ------------------------------
                                                                                        1997            1996
                                                                                   ------------    ------------
         Net cash provided by (used in) financing activities ...................     16,576,000       1,663,000
                                                                                   ------------    ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS .............................................................     (1,038,000)        944,000


Cash and cash equivalents - beginning of period ................................      3,539,000         164,000
Beginning cash balance of pooled entity ........................................        124,000
                                                                                   ------------    ------------

CASH AND CASH EQUIVALENTS - END OF
   PERIOD ......................................................................   $  2,625,000    $  1,108,000
                                                                                   ============    ============

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
     Interest ..................................................................   $  1,392,000    $    688,000
     Income taxes ..............................................................   $  2,726,000    $    665,000
   Noncash investing and financing activities:
     Property acquired under capital lease .....................................                   $    397,000














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

Basis of Presentation:
----------------------

           The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1997 are not necessarily indicative of the results that may be expected for the year ending March 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1997.

(NOTE B)- Inventory:
--------------------

           Inventory is comprised of the following:
                                       DECEMBER 31, 1997        MARCH 31, 1997
                                       -----------------        --------------

             Raw materials............    $33,111,000             $24,046,000

             Work-in-process..........      4,535,000               4,270,000

             Finished goods...........     21,935,000              13,546,000
                                          -----------             -----------

                           T o t a l..    $59,581,000             $41,862,000
                                          ===========             ===========

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)


(NOTE C) - Related Parties:
---------------------------

           The Company conducts business through two wholly owned foreign subsidiaries, MVR Products Pte Limited ("MVR"), which operates a shipping warehouse and testing facility and maintains office space and remanufacturing capability in Singapore, and Unijoh Sdn, Bhd ("Unijoh"), which conducts in Malaysia remanufacturing operations similar to those conducted by the Company at its remanufacturing facility in Torrance. These foreign operations are conducted with quality control standards and other internal controls similar to those currently implemented at the Company's remanufacturing facilities in Torrance. The facilities of MVR and Unijoh are located approximately one hour drive apart. The Company believes that the operations of its foreign subsidiaries are important because of the lower labor costs experienced by these subsidiaries in the same remanufacturing process.

           In April 1997 MVR and Unijoh became wholly owned subsidiaries of the Company in a stock-for-stock merger which was accounted for in a manner similar to a pooling of interests. Under the terms of the merger agreement, the Company issued 145,455 shares of common stock. The financial statements prior to the date of merger have not been restated as the effects are not material to the Company's consolidated financial condition and consolidated results of operations. The combined assets and combined liabilities of MVR and Unijoh aggregated approximately $553,000 and $320,000, respectively, at the date of merger. In addition, the equity in the underlying net assets of the subsidiaries approximated the amount included in due to affiliate.

(NOTE D) - Public Offering:
---------------------------

           In November 1997 the Company completed a public offering of 1,300,000
shares  of  common   stock,   resulting  in  net  proceeds  to  the  Company  of
approximately $19,859,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations
---------------------


                                        Nine Months Ended   Three Months Ended
                                           December 31,        December 31,
                                         ----------------    ----------------
                                          1997      1996      1997      1996
                                         ------    ------    ------    ------

Net sales .........................      100.0%    100.0%    100.0%    100.0%
Cost of goods sold ................       80.7      79.9      81.5      79.5
                                         ------    ------    ------    ------

Gross profit ......................       19.3      20.1      18.5      20.5
Research and development ..........        0.5       0.0       0.6       0.0
Selling expenses ..................        2.2       2.8       2.0       3.0
General and administrative expenses        5.4       5.8       5.3       5.6
                                         ------    ------    ------    ------

Operating income ..................       11.2      11.5      10.6      11.9
Interest expense - net of
    interest income ...............        1.6       1.2       1.3       1.3
                                         ------    ------    ------    ------

Income before income taxes ........        9.6      10.3       9.3      10.6
Provision for income taxes ........        3.8       4.0       3.6       4.1
                                         ------    ------    ------    ------

Net income ........................        5.8%      6.3%      5.7%      6.5%
                                         ======    ======    ======    ======

           In  its   remanufacturing   operations,   the  Company  obtains  used
alternators and starters, commonly known as "cores," from its customers as trade-ins and by purchasing them from vendors. Such trade-ins are recorded when cores are received from customers. Credits for cores are allowed only against purchases of similar remanufactured products and are generally used within 60 days of issuance by the customer. Due to this trade-in policy, the Company does not reserve for trade-ins. In addition, since it is unlikely that a customer will not utilize its trade-in credits, the credit is recorded when the core is returned as opposed to when the customer purchases new products. The Company believes that this policy is consistent throughout the remanufacturing and rebuilding industry.

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

THREE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 1996

           Net sales for the three months ended December 31, 1997 were $30,468,000, an increase of $7,945,000 or 35.3% over the three months ended December 31, 1996. The increase in net sales is primarily attributable to sales of alternators for domestic vehicles in connection with the recent expansion of the Company's product line to include remanufactured products for domestic vehicles.

           Cost of goods sold increased over the periods by $6,932,000 or 38.7% from $17,907,000 to $24,839,000. The increase primarily is attributable to additional costs incurred during the recent period in connection with increased production during that period. As a percentage of net sales, cost of goods sold increased to 81.5% for the three months ended December 31, 1997 as compared to 79.5% for the three months ended December 31, 1996. The increase as a percentage of net sales is attributable to (i) slightly reduced efficiencies resulting from increased labor and overtime costs in connection with increased production requirements in response to strong demand for the Company's products and, (ii) to a lesser extent, pricing pressures.

           Selling expenses decreased over the periods by $62,000 or 10.1% from $674,000 to $612,000. This decrease resulted principally from the timing of the Company's advertising allowances to customers and the reduction of sales commission expenses. As a percentage of net sales, selling expenses decreased from 3.0% to 2.0%, reflecting the leveraging of these expenses over the Company's increased net sales.

           General and administrative expenses increased over the periods by $359,000 or 28.6% from $1,257,000 for the three months ended December 31, 1996 to $1,616,000 for the three months ended December 31, 1997. The increase over the periods resulted principally from the addition of certain management personnel in connection with the expansion of the Company's operations, an increase in certain compensation expense and the inclusion of general and administrative expenses related to the Company's ownership of MVR and Unijoh effective April 1997. Notwithstanding the increase, general administrative expenses as a percentage of net sales decreased over the periods from 5.6% to 5.3%, reflecting the leveraging of these expenses over the Company's increased net sales.

           For the three months ended December 31, 1997 interest expense net of interest income was $412,000. This represents an increase of $125,000 or 43.6% over net interest expense of $287,000 for the three months ended December 31, 1996. Interest expense was comprised principally of interest on the Company's revolving credit facility, borrowings under which increased significantly over the periods.

NINE MONTHS ENDED DECEMBER 31, 1997 COMPARED TO NINE MONTHS ENDED DECEMBER 31, 1996

           Net sales for the nine months ended December 31, 1997 were $80,923,000, an increase of $18,660,000 or 30.0% over the nine months ended December 31, 1996. The increase in net sales is primarily attributable to sales of alternators for domestic vehicles in connection with the recent expansion of the Company's product line to include remanufactured products for domestic vehicles.

           Cost of goods sold increased over the periods by $15,566,000 or 31.3% from $49,737,000 to $65,303,000. The increase primarily is attributable to additional costs incurred during the recent period in connection with increased production during that period. As a percentage of net sales, cost of goods sold increased to 80.7% for the nine months ended December 31, 1997 as compared to 79.9% for the nine months ended December 31, 1996. The increase as a percentage of net sales is attributable to (i) slightly reduced efficiencies resulting from increased labor and overtime costs in connection with increased production requirements in response to strong demand for the Company's products and, (ii) to a lesser extent, pricing pressures.

           Selling expenses increased over the periods by $64,000 or 3.7% from $1,725,000 to $1,789,000. This increase resulted principally from an expansion of the Company's sales force and related travel expenses. As a percentage of net sales, selling expenses decreased from 2.8% to 2.2%, reflecting the leveraging of these expenses over the Company's increased net sales.

           General and administrative expenses increased over the periods by $704,000 or 19.4% from $3,632,000 for the nine months ended December 31, 1996 to $4,336,000 for the nine months ended December 31, 1997. The increase over the periods resulted principally from the addition of certain management personnel in connection with the expansion of the Company's operations, an increase in certain compensation expense and the inclusion of general and administrative expenses related to the Company's ownership of MVR and Unijoh effective April 1997. Notwithstanding the increase, general administrative expenses as a percentage of net sales decreased over the periods from 5.8% to 5.4%, reflecting the leveraging of these expenses over the Company's increased net sales.

           For the nine months ended December 31, 1997 interest expense net of interest income was $1,304,000. This represents an increase of $552,000 or 73.4% over net interest expense of $752,000 for the nine months ended December 31, 1996. Interest expense was comprised principally of interest on the Company's revolving credit facility, borrowings under which increased significantly over the periods.

Liquidity and Capital Resources
-------------------------------

           The Company's recent operations have been financed principally from the net proceeds of the Company's public offering in November 1997, borrowings under its revolving credit facility and cash flow from operations. As of December 31, 1997, the Company's working capital was $74,920,000, including $2,625,000 of cash and cash equivalents.

           Net cash used in operating activities during the nine months ended December 31, 1997 was $16,932,000. The principal use of cash during the nine months related to an increase in inventory of $17,693,000 and a decrease in accounts payable and accrued expenses of $2,748,000 offset by an increase in accounts receivable of $2,996,000. The increase in inventory was due in large part to the addition of inventory during the nine-month period of approximately $14,700,000 in connection with the Company's recent entrance into the business of remanufacturing alternators and starters for domestic vehicles.

           Net cash used in investing activities during the nine months ended December 31, 1997 was $682,000 as compared to net cash provided by investing activities of $5,856,000 during the same period a year earlier. During the nine month period, the Company spent $2,556,000 on the purchase of new plant and equipment.

           Net cash provided by financing activities in the nine months ended December 31, 1997 was $16,576,000. The net cash provided by financing activities in the period was attributable to the net proceeds of $19,859,000 from the Company's public offering in November 1997, offset partially by a decrease in the Company's line of credit of $3,463,000.

           The Company has a credit agreement expiring in June 1999 with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount not exceeding $25,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the Bank's prime rate less .25% or LIBOR plus 1.375%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At February 6, 1998, the outstanding balance on the credit facility was approximately $14,252,000.

           The  Company's  accounts  receivable  as of  December  31,  1997  was
$25,324,000, representing a increase of $2,996,000 or 13.4% from accounts receivable on March 31, 1997. In addition, the Company on occasion extends payment terms with certain customers in order to help them finance an increase in the number of stock keeping units ("SKUs") carried by that customer and for other purposes. The Company partially protects itself from losses due to uncollectible accounts receivable through an insurance policy with an independent credit insurance company at an annual premium of approximately $90,000. The Company's policy generally has been to issue credit to new customers only after the customers have been included to some extent under the coverage of its accounts receivable insurance policy. As of December 31, 1997, the Company's accounts receivable from its largest customer represented approximately 32% of all accounts receivable.

           The Company's inventory as of December 31, 1997 was $59,581,000, representing an increase of $17,719,000 or 42.3% over inventory as of March 31, 1997. This increase, as discussed above, primarily reflects the Company's anticipated growth in net sales in connection with domestic vehicles and, to a lesser extent, increased net sales in general and the need to have sufficient inventory to support shorter lead times for deliveries to customers. Also, the Company continues to increase the number of SKUs sold requiring the Company to carry raw materials for this wider variety of parts.

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

                           PART II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

            (a)      Exhibits:

                     27.1 Financial Data Schedule.

            (b)      Reports on Form 8-K

                     The Company has not filed any reports on Form 8-K during the quarterly period ended December 31, 1997.

                                   SIGNATURES


            Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MOTORCAR PARTS & ACCESSORIES, INC.


Dated:      February 13, 1998                 By: /s/ Peter Bromberg
                                                  ------------------------------
                                                   Peter Bromberg
                                                   Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                            Description
------                            -----------

27.1                        Financial Data Schedule