Form 10-K
period 1998-03-31
MOTORCAR PARTS & ACCESSORIES INC
filed 1998-06-29
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 1998

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _________

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           NEW YORK                                              11-2153962
-------------------------------                               ----------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

2727 MARICOPA STREET, TORRANCE, CALIFORNIA                         90503
------------------------------------------                         -----
 (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (310) 212-7910

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

Issuer's revenues for its most recent fiscal year:  $112,952,000.

The aggregate market value, calculated on the basis of the average bid and asked prices of such stock on the National Association of Securities Dealers Automated Quotation System, of Common Stock held by non-affiliates of the Registrant as of, June 26, 1998 was approximately $81,642,451.

There were 6,433,455 shares of Common Stock outstanding as of June 26, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Part III of the Registrant's Proxy Statement relating to its 1998 Annual Meeting of Shareholders is incorporated by reference herein

                                     PART I
                                     ------

ITEM 1.  BUSINESS.

GENERAL

           The Company is a leading remanufacturer of replacement alternators and starters for imported and domestic cars and light trucks in the United States and Canada. The Company's full line of alternators and starters are remanufactured for vehicles imported from Japan, Germany, Sweden, England, France, Italy and Korea and, as recently commenced, for domestic vehicles. The imported vehicles for which the Company remanufactures alternators and starters also include vehicles produced by General Motors, Chrysler and Ford that are originally equipped with components produced by foreign manufacturers, and "transplants," which are manufactured in the United States by Toyota, Nissan, Honda, Mazda and other foreign manufacturers. The Company also assembles and distributes ignition wire sets for imported and domestic cars and light trucks.

           The Company's products are sold throughout the United States to many of the nation's largest chains of retail automotive stores, including AutoZone, CSK Auto, The Pep Boys, O'Reilly Automotive and Trak Automotive, and throughout Canada to that country's largest chain of retail automotive stores, Canadian Tire. The Company also supplies remanufactured alternators and starters for imported vehicles to Delphi, a division of General Motors. During the last several years, the Company's marketing and sales of its products for imported vehicles principally has been to retail automotive chains, which the Company believes has been the fastest growing segment of the automotive aftermarket industry. During fiscal 1998, approximately 87% of the Company's sales were to retail automotive chains comprised of approximately 5,000 stores, with the balance of sales primarily to large warehouse distributors.

THE AUTOMOTIVE AFTERMARKET INDUSTRY

           The Company's historical market, the import automotive aftermarket for alternators and starters, has experienced significant growth in recent years. The Company believes that this growth has resulted from, among other trends, (i) the proliferation of imported cars and light trucks in use, (ii) the increase in the number of miles driven each year and (iii) the growth in the number of imported vehicles at the prime repair age of four years and older. In addition, the Company recently entered the significantly larger domestic automotive aftermarket for alternators and starters, which the Company believes represents substantial growth opportunities.

           Two distinct  groups of end-users buy replacement  automotive  parts:
(i) individual "do-it-yourself" consumers; and (ii) professional "do-it-for-me" installers. The individual consumer market is typically supplied through retailers and through retail arms of warehouse distributors. Automotive repair shops generally purchase parts through local independent parts wholesalers, through national warehouse distributors and, at a growing rate, through automotive parts retailers.

           The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. The technology used in starters and alternators has become more advanced in response to the installation in vehicles of an increasing number of electrical components such as cellular telephones, electrically powered windows, air conditioning equipment, and radio and stereo systems. Consequently, per unit sale prices have increased for such alternators and starters.

           Remanufacturing, which involves the reuse of parts which might otherwise be discarded, creates a supply of parts at significantly lower cost to the user than newly manufactured parts, and makes available automotive parts which are no longer being manufactured. By making readily available parts for automotive general use, remanufacturing benefits automotive repair shops by relieving them of the need to rebuild worn parts on an individual basis and conserves material which would otherwise be used to manufacture new replacement parts. Most importantly, however, the Company's remanufactured parts are sold at significantly lower prices than competitive new replacement parts.

COMPANY PRODUCTS

           The Company's primary products are remanufactured replacement alternators and starters for both imported and domestic cars and light trucks. The Company also assembles and distributes ignition wire sets for the automotive aftermarket for use in a wide variety of makes and models of foreign automobiles. Alternators, starters and ignition wire sets are essential components in all makes and models of automobiles. These products constitute non-elective replacement parts, which are required for a vehicle to operate. Most of the Company's products are sold for resale under customer private labels, with the remaining products being sold under the Company's brand name, which includes the use of its registered trademark, "MPA." Customers that sell the Company's products under private label include AutoZone, CSK Auto, The Pep Boys, Delphi, Canadian Tire and APS Holdings.

           The Company's alternators and starters are produced to meet or exceed automobile manufacturer specifications depending upon the make and model of the automobile. The Company remanufactures a broad assortment of starters and alternators in order to accommodate the numerous and increasing varieties of these products currently in use. The Company currently provides a full line of approximately 1,100 different alternators and 800 different starters. The
Company's import alternators and starters are provided for virtually all Japanese manufacturers, including Toyota, Honda, Nissan, Mazda and Mitsubishi, for certain European manufacturers, including Mercedes Benz, BMW, Volvo and Volkswagen, for vehicles manufactured by Chrysler, General Motors and Ford that are equipped with components produced by foreign manufacturers, and for manufacturers of transplants.

CUSTOMERS

           The Company's products are marketed throughout the United States and Canada. The Company's customers consist of many of the largest chains of retail automotive stores and automotive warehouse distributors in the United States. The Company also sells its products to Canada's largest chain of retail automotive stores, Canadian Tire. The Company services automotive retail chain store accounts servicing approximately 5,000 retail outlets and warehouse distributor accounts servicing approximately 6,000 jobbers. Each jobber in turn sells to various automotive repair facilities, such as garages, dealers and service stations, as well as to individual motorists.

           Many of the largest chains of retail automotive stores in the United States obtain their imported car alternators and starters from the Company. Consequently, a significant percentage of the Company's sales has been concentrated among a relatively small number of customers. The Company's three largest customers accounted for approximately 43%, 17% and 15%, respectively, of net sales during fiscal 1998. The Company's three largest customers accounted for approximately 29%, 18% and 18%, respectively, of net sales during fiscal 1997. The Company's four largest customers accounted for approximately 21%, 20%, 18% and 11%, respectively, of the Company's net sales during fiscal 1996. There can be no assurance that this concentration of sales among customers will not continue in the future. The loss of a significant customer or a substantial decrease in sales to such a customer would have a material adverse effect on the Company's sales and operating results. The Company's arrangements with most of its customers are based principally on the receipt of purchase orders and any long-term written contracts generally may be terminated by customers upon short notice. In addition, customers may demand price concessions from the Company that could adversely affect profit margins.

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

           The price of a finished product generally is comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing. Upon receipt of a core as a trade-in, credit generally is given to the customer for the amount originally invoiced with respect to that core. The Company limits trade-ins to cores for units included in its sales catalogs and in condition able to be remanufactured. Credit for cores is allowed only against purchases by a customer of similar remanufactured products within a specified time period. A customer's total allowable credit for core trade-ins is further limited by the dollar volume of the customer's purchases of similar products within such time period. Core values fluctuate on the basis of several economic factors, including market availability and demand and core prices then being paid by other remanufacturers and core brokers.

           Beginning with fiscal 1997, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, the Company deducted the value of all cores returned from its customers in order to reach net sales. Under the new presentation, revenues are reported on a gross basis, that is core returns from customers are not deducted in order to reach net sales, but rather are included in cost of goods sold. Net sales and cost of goods sold for prior years have been reclassified to reflect this new presentation. The Company believes that this new presentation provides a truer depiction of actual sales and cost of goods sold. In addition, it reflects a more proper relationship between sales and inventory.

PRODUCTION PROCESS

           The initial step in the Company's remanufacturing process begins with the receipt in boxed quantities of cores from various sources, including trade-ins from customers and purchases in the open market. The cores are assessed and evaluated for inventory control purposes and then sorted by part number. Each core is then completely disassembled into all of its fundamental components. The components are cleaned in a process that employs customized equipment and cleaning materials. The cleaning process is accomplished in accordance with the required specifications of the particular units.

           After the cleaning process is complete, the components are then inspected and tested as prescribed by the Company's rigorous quality control program. This program, which is implemented throughout the operational process, is known as statistical process control. Upon passage of all tests, the components are placed on an automatic conveyor for assembly into the required units. The assembly process is monitored by designated quality control personnel. Each fully assembled unit is then subjected to additional testing to ensure performance and quality. Finished products are then either stored in the Company's warehouse facility or packaged for immediate delivery. To maximize efficiency, the Company stores in its warehousing facilities component parts ready for assembly. The Company's management information systems, including hardware and software, facilitate the remanufacturing process from cores to finished products. This process takes approximately four days.

           The Company generally assembles ignition wires from components manufactured by third parties. The assembly process involves the cutting of predetermined lengths of wire, which have been manufactured to the Company's specifications, and the attaching of terminals to the ends of such wires. The final product ultimately is tested and packaged under the Company's name or customers' private labels.

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

MARKETING AND DISTRIBUTION

           The Company markets and distributes its products regionally through salaried personnel and independent sales representatives. The Company's products are sold under either its registered name and trademark, "MPA," or private label names.

           Approximately 87% of the Company's sales are to chains or retail stores, which, the Company believes, constitute the dominant distribution channel in the Company's market. Sales to chains or retail stores involve fewer tiers in the distribution process. Products are delivered directly by or on behalf of the Company to the chain's distribution centers, which then deliver the merchandise directly to the retail stores for purchase by consumers. By contrast, sales to warehouse distributors involve more participants in the distribution network. Products are delivered to warehouse distributors, which then deliver the merchandise to jobbers, which then sell the merchandise to automotive repair facilities as well as to individual motorists. The Company believes that it has obtained significant marketing and distribution, as well as manufacturing, efficiencies through its focus on sales efforts to chains of automotive retail stores.

           Each year, the Company exhibits its products at customer-sponsored trade shows and several major national trade shows, including the trade shows of the Automobile Parts and Accessories Association, Automotive Parts and Rebuilders Association, the Automotive Service Industries Association and the Automotive Warehouse Distributors Association. The Company believes that its brand name is recognized throughout its industry. The Company prepares and publishes a comprehensive catalog of its starters and alternators, including a pictorial product identification guide and a detailed technical glossary and explanation guide. The Company believes that it maintains one of its market's most extensive catalog and product identification systems, offering one of the widest varieties of alternators and starters available in that market. The Company further believes that certain of its customers' use of and reliance on the catalog and product identification system provide incentives to those customers to continue to purchase products from the Company.

COMPETITION

           The automotive aftermarket industry of remanufacturers and rebuilders of alternators and starters for both imported cars and light trucks is highly competitive. The Company's competitors include several other relatively large sources of remanufactured units and numerous smaller, regional rebuilders. Certain of the Company's competitors sell a wide variety of other automotive parts, thereby establishing broader name recognition in the entire automotive aftermarket. In addition, certain of the Company's competitors are divisions or subsidiaries of entities also engaged in other businesses which have substantially greater resources than those of the Company. The Company also competes with several large regional remanufacturers and with remanufacturers which are franchised by certain original equipment manufacturers to remanufacture their products for regional distribution. Alternators and starters produced by regional and other small rebuilders typically are not processed and finished to the same extent as, and do not compete directly with, the Company's products. The Company also competes with numerous rebuilders which serve comparatively local areas.

           Retailers and other purchasers of replacement automotive parts for resale are constrained to a finite amount of space in which to display and stock products. Consequently, the reputation for quality and customer service which a supplier enjoys is a significant factor in a purchaser's decision as to which product lines to carry in the limited space available. The Company believes that these factors favor the Company, which provides quality replacement automotive products, rapid and reliable delivery capabilities and promotional support. In this regard, there is increasing pressure from customers, particularly larger ones, for suppliers to provide "just-in-time" delivery, which allows delivery on an as-needed basis to promptly meet customer orders. The Company believes that its ability to provide "just-in-time" delivery distinguishes it from many of its competitors and provides it a significant competitive advantage and also may represent a barrier to entry to current or future competitors.

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

GOVERNMENTAL REGULATION

           The Company's operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company is not subject to any such laws and regulations which are specific to the automotive aftermarket industry. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Potentially significant expenditures, however, could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

EMPLOYEES

           The Company has approximately 690 full time employees. Of the Company's employees, 30 are considered administrative personnel and eight are sales personnel. None of the Company's employees is a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES.

           The Company maintains facilities in Torrance, California, Roslyn Heights, New York and Nashville, Tennessee. The Torrance facilities contain an aggregate of approximately 352,000 square feet and accommodate most of the Company's corporate headquarters and remanufacturing, warehousing and other office requirements. The Company moved into its initial Torrance facility, consisting of approximately 125,000 square feet, in September 1993. The lease for the initial facility provides for a monthly rental of $44,280 through
September 1999, increasing thereafter to $47,601 through March 31, 2002, the termination date of the lease. In September 1995, the Company entered into a lease for an additional approximately 80,000 square feet in a second facility in the same industrial area in Torrance and, in April 1997, increased its leased space in the second facility to a total of approximately 227,000 square feet. The lease for the second facility provides for a base monthly rental of $60,252 through September 1999, increasing thereafter to $64,771 through March 31, 2002, the termination date of the lease. The Company's facilities were designed and equipped according to specifications generated by the Company in order to accommodate the Company's current and projected needs. The Company believes that its facilities are sufficient to satisfy its foreseeable production requirements. The Company also maintains an East Coast administrative and sales office in Roslyn Heights, New York. This site contains approximately 1,000 square feet of office space. In October 1995, the Company opened a 31,000-square foot warehouse and distribution facility in Nashville, Tennessee to service the Company's growing East Coast and Southern market. The lease for this facility expires on October 31, 1998 and provides for a monthly rental of $9,331. In addition, the Company has facilities at its subsidiaries' locations in Malaysia and Singapore.

ITEM 3.  LEGAL PROCEEDINGS.

           There are no pending material legal proceedings to which the Company or any of its properties is subject nor, to the knowledge of the Company, are any such legal proceedings threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

           None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

           The Company's Common Stock, par value $0.01 per share (the "Common Stock"), is quoted on the National Association of Securities Dealers' Automated Quotation ("NASDAQ") National Market under the symbol MPAA. The following table sets forth the high and low bid prices for the Common Stock during each quarter of fiscal 1997 and fiscal 1998 as reported by NASDAQ. The prices reported reflect inter-dealer quotations, may not represent actual transactions and do not include retail mark-ups, mark-downs or commissions.


                            FISCAL 1997               FISCAL 1998
                            -------------------------------------
                         HIGH         LOW          HIGH         LOW
                         ----         ---          ----         ---
First Quarter            19           14.250       18.50        13.250
Second Quarter           15.750        9.375       20.50        16.750
Third Quarter            15           11.875       20.250       16.250
Fourth Quarter           17.625       13.250       18           14.750

           As of June 26, 1998, there were 6,433,455 shares of Common Stock outstanding held by 47 holders of record.

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

ITEM 6.  SELECTED FINANCIAL DATA.

           The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to the fiscal years 1998, 1997 and 1996 and the Balance Sheet Data as of March 31, 1998 and 1997 should be read in conjunction with the Company's audited consolidated financial statements and notes thereto appearing elsewhere herein.

                                                                      FISCAL YEAR ENDED MARCH 31,
                                                     -------------------------------------------------------------
                                                       1998         1997         1996         1995         1994
                                                     ---------    ---------    ---------    ---------    ---------
                                                                 (in thousands, except per share data)
INCOME STATEMENT DATA (1):
Net sales ........................................   $ 112,952    $  86,872    $  64,358    $  39,235    $  29,018
Cost of goods sold ...............................      91,317       69,255       50,965       30,690       21,816
Research and development .........................         549          185         --           --           --
Selling expenses .................................       2,417        2,305        1,984        1,498        2,117
General and administrative expenses ..............       6,298        4,974        4,577        3,704        2,593
Moving expenses ..................................        --           --           --           --            256
Operating income .................................      12,371       10,153        6,832        3,343        2,236
Interest expense (net of interest income) ........      (1,577)      (1,090)        (833)        (540)        (453)
                                                     ---------    ---------    ---------    ---------    ---------
Income before income taxes .......................      10,794        9,063        5,999        2,803        1,783
Provision for income taxes (pro forma for fiscal
1994) (2) ........................................       4,192        3,529        2,353        1,197          728
                                                     ---------    ---------    ---------    ---------    ---------
      Net income .................................   $   6,602    $   5,534    $   3,646    $   1,606    $   1,055
                                                     =========    =========    =========    =========    =========
      Basic income per share (pro forma for
      fiscal 1994) (3) ...........................   $    1.20    $    1.14    $    0.96    $    0.50    $    0.52
                                                     =========    =========    =========    =========    =========
      Diluted income per share (pro forma for
      fiscal 1994) (3) ...........................   $    1.16    $    1.11    $    0.93    $    0.49    $    0.52
                                                     =========    =========    =========    =========    =========
Weighted average common shares outstanding -
basic income per share (pro forma for fiscal
1994) (3) ........................................       5,521        4,859        3,812        3,208        2,018
                                                     =========    =========    =========    =========    =========
Weighted average common shares outstanding -
diluted income per share (pro forma for fiscal
1994) (3) ........................................       5,693        5,007        3,939        3,295        2,018
                                                     =========    =========    =========    =========    =========

                                                                               MARCH 31,
                                                     -------------------------------------------------------------
                                                       1998         1997         1996         1995         1994
                                                     ---------    ---------    ---------    ---------    ---------
                                                                             (in thousands)

BALANCE SHEET DATA:
Total assets .....................................   $  98,245    $  75,510    $  60,189    $  25,823    $  16,871
Working capital ..................................      75,333       51,800       44,254       18,096       12,041
Long-term debt and capitalized lease
     obligations -- less current portions ........      14,585       17,839       15,135        9,502        4,920
Shareholders' equity .............................      68,127       40,108       34,031       10,016        8,410

----------------------
(1) Net sales and cost of goods sold for fiscal 1996, 1995 and 1994 have been reclassified to increase cost of goods sold, rather than decrease net sales, by core trade-ins. See Note A[8] to the financial statements contained herein.
(2) From January 1, 1987 through December 31, 1993, the Company was subject to taxation as an "S" corporation in accordance with the Code. As a result, the net income of the Company during that time was taxed for federal (and some state) income tax purposes directly to the Company's shareholders rather than to the Company. Pro forma data reflects the income tax expense that would have been recorded had the Company not been exempt from the payment of such taxes.
(3) Pro forma data for fiscal 1994 reflects the stock split effected by the Company in January 1994, which increased the number of issued and outstanding shares of Common Stock from 54.3428 shares to 2,000,000 shares.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

           The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

                                             FISCAL YEAR ENDED MARCH 31,
                                             ---------------------------
                                              1998      1997      1996
                                             ------    ------    ------

Net sales                                     100.0%    100.0%    100.0%
Cost of goods sold                             80.8      79.7      79.2
                                             ------    ------    ------
Gross profit                                   19.2      20.3      20.8
Research and development                        0.4       0.2       0.0
Selling expenses                                2.1       2.7       3.1
General and administrative expenses             5.6       5.7       7.1
                                             ------    ------    ------
Operating income                               10.9      11.7      10.6
Interest expense, net of interest income        1.4       1.3       1.3
                                             ------    ------    ------
Income before income taxes                      9.5      10.4       9.3
Provision for income taxes                      3.7       4.1       3.7
                                             ------    ------    ------
Net income                                      5.8%      6.4%      5.7%
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

Fiscal 1998 compared to Fiscal 1997
-----------------------------------

           Net sales for fiscal 1998 increased $26,080,000 or 30.0%, from $86,872,000 to $112,952,000, over net sales for fiscal 1997. The increase in net sales is primarily attributable to sales to one of the Company's largest customers of alternators for domestic vehicles in connection with the recent expansion of the Company's product line to include remanufactured products for domestic vehicles.

           Cost of goods sold for fiscal 1998 increased $22,062,000 or 31.9%, from $69,255,000 to $91,317,000. The increase primarily is attributable to additional costs incurred in connection with increased production. As a percentage of net sales, cost of goods sold increased to 80.8% for fiscal 1998 as compared to 79.7% for fiscal 1997. The increase as a percentage of net sales is attributable to (i) slightly reduced efficiencies resulting from increased labor and overtime costs in connection with increased production requirements in response to strong demand for the Company's products, (ii) lower gross margins relating to the Company's new product line, and, (ii) to a lesser extent, pricing pressures.

           Selling expenses increased over the periods by $112,000 or 4.9%, from $2,305,000 to $2,417,000. This increase resulted principally from an expansion of the Company's sales force and related travel expenses offset partially by reduced sales commissions to outside sales agents. As a percentage of net sales, selling expenses decreased from 2.7% to 2.1%, reflecting the leveraging of these expenses over the Company's increased net sales.

           General and administrative expenses increased over the periods by $1,324,000 or 26.6%, from $4,974,000 to $6,298,000. The increase over the periods resulted principally from the addition of certain management personnel in connection with the expansion of the Company's operations, an increase in certain compensation expense and the inclusion of general and administrative expenses related to the Company's ownership of MVR and Unijoh effective April 1997. Notwithstanding the increase, general administrative expenses as a percentage of net sales decreased over the periods from 5.7% to 5.6%, reflecting the leveraging of these expenses over the Company's increased net sales.

           For fiscal 1998 interest expense net of interest income was $1,577,000. This represents an increase of $487,000 or 44.7% over net interest expense of $1,090,000 for fiscal 1997. Interest expense was comprised principally of interest on the Company's revolving credit facility, borrowings under which increased over the periods but were significantly reduced by payments from the proceeds of the Company's public offering in November 1997.

Fiscal 1997 compared to Fiscal 1996
-----------------------------------

           Net sales for fiscal 1997 increased $22,514,000 or 35.0%, from $64,358,000 to $86,872,000, over net sales for fiscal 1996. The increase is attributable to the general growth of business with existing customers, including the commencement of sales of alternators for domestic vehicles to one of the Company's largest customers, and an unusually large increase in the number of stock keeping units ("SKUs") that these customers offer in their stores. In addition, the Company believes that the continued aging of the import vehicle fleet also contributed to its increased sales.

           Cost of goods sold for fiscal 1997 increased $18,290,000 or 35.9%, from $50,965,000 to $69,255,000, over cost of goods sold for fiscal 1996. The increase is primarily attributable to additional costs in connection with increased production. Cost of goods sold as a percentage of net sales increased over the periods from 79.2% to 79.7%. While the increase in cost of goods sold over the periods is minimal, it can be primarily attributed to pricing pressures experienced by the Company as offset by the continuing lowering of manufacturing costs by the Company.

           Selling expenses for fiscal 1997 increased $321,000 or 16.2%, from $1,984,000 to $2,305,000, over selling expenses for fiscal 1996. Selling expenses as a percentage of net sales decreased to 2.7% for fiscal 1997 from 3.1% for fiscal 1996. This decrease in selling expenses as a percentage of net sales represents the continued leveraging of selling costs over the Company's increased net sales.

           General and administrative expenses for fiscal 1997 increased $397,000 or 8.7%, from $4,577,000 to $4,974,000, over general and administrative expenses for fiscal 1996. As a percentage of net sales these expenses decreased over the periods from 7.1% to 5.7%. This decrease represents the continued leveraging of these costs over the Company's increased net sales. The increase over the periods was the result of additional insurance costs, general salary increases and certain non-income-based state and local taxes.

           Interest expense net of interest income was $1,090,000 for fiscal 1997. This represents an increase of $257,000 or 30.9% over interest expense net of interest income for fiscal 1996. Interest expense was comprised principally of interest paid on the Company's revolving credit facility, borrowings under which increased over the periods. The balance of interest expense relates to the Company's capital leases.

Liquidity and Capital Resources
-------------------------------

           The Company's recent operations have been financed principally from the net proceeds of the Company's public offering in November 1997, borrowings under its revolving credit facility and cash flow from operations. As of March 31, 1998, the Company's working capital was $75,333,000, including $3,108,000 of cash and cash equivalents.

           Net cash used in operating activities during fiscal 1998, 1997 and 1996 was $15,616,000, $5,978,000 and $15,344,000, respectively. The principal use of cash in fiscal 1998 related to an increase in inventory of $12,850,000 and an increase in accounts receivable of $7,263,000. The increase in inventory was due principally to the addition of inventory in connection with the Company's recent entrance into the business of remanufacturing alternators and starters for domestic vehicles. The increase in accounts receivable was due primarily to the increased net sales in fiscal

1998, although the days outstanding of the accounts receivable remained relatively constant over the periods. As of March 31, 1998, the current portion of capitalized lease obligations was $395,000.

           Net cash used in investing activities during fiscal 1998 was $1,367,000 as compared to net cash provided by investing activities during fiscal 1997 of $6,770,000 and net cash used in investing activities of $10,770,000 during fiscal 1996. During fiscal 1998, the Company used $1,874,000 of investments to fund its operations and purchased $3,241,000 of property, plant and equipment in order to facilitate the continued expansion of the Company's manufacturing capacity.

           Net cash provided by financing activities in fiscal 1998, 1997 and 1996 was $16,431,000, $2,583,000 and $25,667,000, respectively. The net cash provided by financing activities in fiscal 1998 primarily was attributable to the net proceeds in the amount of $19,807,000 from the Company's public offering in November 1997, the proceeds from which were used in part for a net reduction of borrowing during the year under the Company's revolving line of credit in the amount of $3,513,000. The Company also received during fiscal 1998 $911,000 from the exercise of stock options. The net cash provided by financing activities in 1997 primarily was attributable to an increase in borrowing over the year under the revolving line of credit and proceeds from the exercise of warrants and stock options as offset primarily by payments on a capital lease obligation. The increase in fiscal 1996 was primarily attributable to the net proceeds in the amount of $19,501,000 from the Company's public offering in November 1995 and, to a lesser extent, an increase in borrowing of $5,552,000 during the year under the Company's revolving line of credit and the exercise of warrants and stock options.

           The Company has a credit agreement expiring in June 1999 with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount not exceeding $25,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the Bank's prime rate less .25% or LIBOR plus 1.25%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At March 31, 1998, the outstanding balance on the credit facility was approximately $13,983,000.

           The Company's accounts receivable as of March 31, 1998 was $29,591,000, representing an increase of $7,263,000 or 32.5% over accounts receivable on March 31, 1997. This increase compares to the 30.0% increase in net sales from fiscal 1997 to fiscal 1998. In addition, the Company occasionally extends payment terms with certain customers. The Company partially protects itself from losses due to uncollectible accounts receivable through an insurance policy with an independent credit insurance company at an annual premium of approximately $90,000. The Company's policy generally has been to issue credit to new customers only after the customers have been included to some extent under the coverage of its accounts receivable insurance policy. As of March 31, 1998, the Company's accounts receivable from its largest customer represented approximately 49% of all accounts receivable.

           The Company's inventory as of March 31, 1998 was $54,736,000, representing an increase of $12,874,000 or 30.7% over inventory as of March 31, 1997. This increase, as discussed above, primarily reflects the Company's anticipated growth in net sales in connection with domestic vehicles and, to a lesser extent, increased business from existing customers and the need to have sufficient inventory to support shorter lead times for deliveries to customers. Also, the Company continues to increase the number of SKUs sold requiring the Company to carry raw materials for this wider variety of parts.

           The Company currently expects that its capital expenditures (exclusive of any potential acquisitions) will be approximately $3,500,000 in fiscal 1999. However, the Company's capital expenditures will be affected by, and may be greater than currently anticipated depending upon, the size and nature of new business opportunities.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

           The   information   required  by  this  item  is  set  forth  in  the
Consolidated Financial Statements, commencing on page F-1 included herein.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

           a.        EXHIBITS:

Number                 Description of Exhibit             Method of Filing
------                 ----------------------             ----------------

3.1         Certificate of Incorporation of the      Incorporated by reference
            Company.                                 to Exhibit 3.1 to the
                                                     Company's Registration
                                                     Statement on Form SB-2
                                                     (No. 33-74528) declared
                                                     effective on March 22, 1994
                                                     (the "1994 Registration
                                                     Statement").


3.2         Amendment to Certificate of              Incorporated by reference
            Incorporation of the Company.            to Exhibit 3.2 to the
                                                     Company's Registration
                                                     Statement on Form S-1 (No.
                                                     33-97498) declared
                                                     effective on November 14,
                                                     1995 (the "1995
                                                     Registration Statement").


3.3         Amendment to Certificate of              Incorporated by reference
            Incorporation of the Company.            to Exhibit 3.3 to the
                                                     Company's Annual Report
                                                     on Form 10-K for the fiscal
                                                     year ended March 31, 1997
                                                     (the "1997 Form 10-K").


3.4         Amendment to Certificate of              Filed herewith.
            Incorporation of the Company.

3.5         By-Laws of the Company.                  Incorporated by reference
                                                     to Exhibit 3.2 to the 1994
                                                     Registration Statement.


4.1         Specimen Certificate of the              Incorporated by reference
            Company's Common Stock.                  to Exhibit 4.1 to the 1994
                                                     Registration Statement.


4.2         Form of Underwriter's Common Stock       Incorporated by reference
            Purchase Warrant.                        to Exhibit 4.2 to the 1994
                                                     Registration Statement.

Number                 Description of Exhibit             Method of Filing
------                 ----------------------             ----------------

4.3         1994 Stock Option Plan.                  Incorporated by reference
                                                     to Exhibit 4.3 to the 1994
                                                     Registration Statement.

4.4         Form of Incentive Stock Option           Incorporated by reference
            Agreement.                               to Exhibit 4.4 to the 1994
                                                     Registration Statement.

4.5         1994  Non-Employee Director Stock        Incorporated  by reference
            Option Plan.                             to Exhibit 4.5 to the
                                                     Company's Annual Report on
                                                     Form 10-KSB for the fiscal
                                                     year ended March 31, 1995.

4.6         1996 Stock Option Plan.                  Incorporated  by reference
                                                     to Exhibit 4.6 to the
                                                     Company's Registration
                                                     Statement on Form  S-2 (No.
                                                     333-37977) declared
                                                     effective on November 18,
                                                     1997 (the "1997
                                                     Registration Statement").

4.7         Executive and Key Employee               Incorporated by reference
            Incentive Bonus Plan.                    to Exhibit 4.6 to the 1995
                                                     Registration Statement.

4.8         Rights Agreement, dated as               Filed herewith.
            of February 24, 1998, by
            and between the Company and
            Continental Stock Transfer &
            Trust Company, as rights agent.


10.1        Credit  Agreement, dated as of           Incorporated by reference
            June 1, 1996, by and between the         to Exhibit 10.4  to  the
            Company and Wells Fargo Bank, N.A.       Company's Quarterly Report
                                                     on Form 10-Q for the
                                                     quarter ended December 31,
                                                     1996 (the "December 31,
                                                     1996 Form 10-Q").

10.2        First Amendment to Credit Agreement,     Incorporated by reference
            dated as of November 1, 1996, by and     to Exhibit 10.2 to the 1997
            between the Company and Wells Fargo      Form 10-K.
            Bank, N.A.

Number                 Description of Exhibit             Method of Filing
------                 ----------------------             ----------------

10.3        Second Amendment to Credit Agreement,    Incorporated  by reference
            dated as of August 8, 1997, by and       to Exhibit 10.3 to the 1997
            between the Company and Wells Fargo      Registration Statement.
            Bank, N.A.

10.4        Third Amendment to Credit Agreement,     Filed herewith.
            dated as of February 10, 1998,
            by and between the Company and Wells
            Fargo Bank, N.A.

10.5        Lease Agreement, dated March 9, 1993,    Incorporated by reference
            by and between the Company and Maricopa  to Exhibit 10.3 to the 1994
            Enterprises, Ltd., relating to the       Registration Statement.
            Company's initial facility located in
            Torrance, California.

10.6        Second Amendment to Lease, dated         Incorporated by reference
            October 1, 1996, by and between the      to Exhibit 10.5 to the 1997
            Company and Maricopa  Enterprises, Ltd., Form 10-K.
            relating to the Company's initial
            facility located in Torrance,
            California.

10.7        Amendment to Lease, dated October 3,     Incorporated by reference
            1996, by and between the Company and     to Exhibit 10.17 to the
            Golkar Enterprises, Ltd. relating        December 31, 1996
            to additional property in Torrance,      Form 10-Q.
            California.

10.8        Amended and Restated Employment          Incorporated by reference
            Agreement, dated as of September 1,      to Exhibit 10.7 to the 1995
            1995, by and between the Company and     Registration Statement.
            Mel Marks.

10.9        First Amendment to Amended and           Incorporated by reference
            Restated Employment Agreement,           to Exhibit 10.8 to the 1997
            dated as of April 1, 1997,               Form 10-K.
            by and between the Company and
            Mel Marks.

10.10       Amended and Restated Employment          Incorporated by reference
            Agreement, dated as of September 1,      to Exhibit 10.8 to the 1995
            1995, by and between the Company and     Registration Statement.
            Richard Marks.

Number                 Description of Exhibit             Method of Filing
------                 ----------------------             ----------------

10.11       First Amendment to Amended and           Incorporated by reference
            Restated Employment Agreement, dated     to Exhibit 10.10 to the
            as of April 1, 1997, by and between      1997 Form 10-K.
            the Company and Richard Marks.

10.12       Employment Agreement, dated as of        Incorporated by reference
            February 1, 1994, by and between         to Exhibit 10.7 to the 1994
            the Company and Steven Kratz.            Registration Statement.

10.13       First Amendment to Employment            Exhibit 10.12 to the 1995
            Agreement, dated as of September 1,      Registration  Statement.
            1995, by and between the Company
            and Steven Kratz.

10.14       Second Amendment to Employment           Incorporated  by reference
            Agreement,  dated as of April 1,         to Exhibit 10.13 to the
            1997, by and between the Company and     1997 Form 10-K.
            Steven Kratz.

10.15       Employment Agreement, dated as of        Incorporated by reference
            March 1, 1994, by and between the        to Exhibit 10.12 to the
            Company and Peter Bromberg.              1994 Registration
                                                     Statement.

10.16       First Amendment to Employment            Incorporated by reference
            Agreement, dated as of September 1,      to Exhibit 10.12 to the
            1995, by and between the Company         1995 Registration
            and Peter Bromberg.                      Statement.

10.17       Second Amendment to Employment           Incorporated by reference
            Agreement, dated as of April 1,          to Exhibit 10.16 to the
            1997, by and between the Company         1997 Form 10-K.
            and Peter Bromberg.

10.18       Employment Agreement, dated as of        Incorporated by reference
            September 1, 1995, by and between        to Exhibit 10.13 to the
            the Company and Eli Markowitz.           1995 Registration
                                                     Statement.

10.19       Employment Agreement, dated as of        Incorporated by reference
            April 1, 1997, by and among MVR,         to Exhibit 10.18 to the
            Unijoh and Vincent Quek.                 1997 Form 10-K.

10.20       Form of Consulting Agreement, dated      Incorporated by reference
            as of September 1, 1995, by and          to Exhibit 10.14
            between the Company and Selwyn Joffe.    to the 1995 Registration
                                                     Statement.

Number                 Description of Exhibit             Method of Filing
------                 ----------------------             ----------------

10.21       Form of  Employment  Agreement,          Incorporated by reference
            dated as of October 1, 1997, by and      to Exhibit 10.20 to the
            between the Company and Karen  Brenner.  1997 Registration
                                                     Statement.

10.22       Lease Agreement, dated March 28,         Incorporated by reference
            1995, by and between the Company         to Exhibit 10.11 to the
            and Equitable Life Assurance             Company's Annual Report on
            Society of the United States,            Form 10-KSB for the fiscal
            relating to the Company's facility       year ended March 31, 1995.
            located in Nashville, Tennessee.

10.23       Lease Agreement, dated September 19,     Incorporated by reference
            1995, by and between Golkar              to Exhibit 10.18 to the
            Enterprises, Ltd. and the Company        1995 Registration
            relating to the Company's facility       Statement.
            located in Nashville, Tennessee.

10.24       Agreement and Plan of Reorganization,    Incorporated by reference
            dated as of April 1, 1997, by and        to Exhibit 10.22 to the
            among the Company, Mel Marks,            1997 Form 10-K.
            Richard  Marks and Vincent Quek
            relating to the acquisition of MVR
            and Unijoh.

10.25       Form of Indemnification Agreement        Incorporated by reference
            for officers and directors.              to Exhibit 10.25 to the
                                                     1997 Registration
                                                     Statement.

21.1        List of Subsidiaries.                    Filed  herewith.

23.1        Consent of Richard A. Eisner &           Filed herewith.
            Company,  LLP.

27.1        Financial Data Schedule.                 Filed herewith.


           B.         REPORTS ON FORM 8-K:

           No reports on Form 8-K were filed by the Company during the fiscal quarter ended March 31, 1998.

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:      June 29, 1998

                                              MOTORCAR PARTS & ACCESSORIES, INC.


                                              By: /s/ Mel Marks
                                                  ------------------------------
                                                  Mel Marks,
                                                  Chairman of the Board and
                                                  Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                      Title                                   Date
---------                      -----                                   ----

/s/ Mel Marks                Chairman of the Board and             June 29, 1998
-------------------------    Chief Executive Officer
  Mel Marks                  (principal executive officer)

/s/ Richard Marks            President, Chief Operating            June 29, 1998
-------------------------    Officer and Director
  Richard Marks

/s/ Peter Bromberg           Chief Financial Officer               June 29, 1998
-------------------------    (principal financial officer and
  Peter Bromberg             principal accounting officer)

/s/  Karen Brenner           Director                              June 29, 1998
-------------------------
  Karen Brenner

                             Director                              June 29, 1998
-------------------------
  Selwyn Joffe

/s/ Mel Moskowitz            Director                              June 29, 1998
-------------------------
  Mel Moskowitz


/s/ Murray Rosenzweig        Director                              June 29, 1998
-------------------------
  Murray Rosenzweig


/s/ Gary Simon               Director                              June 29, 1998
-------------------------
  Gary Simon

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

CONTENTS

                                                                            PAGE

CONSOLIDATED FINANCIAL STATEMENTS

    Independent auditors' report                                             F-2

    Consolidated balance sheets as of March 31, 1998 and March 31, 1997      F-3

    Consolidated statements of income for the years ended March 31, 1998,
      1997 and 1996                                                          F-4

    Consolidated statements of changes in shareholders' equity for the
      years ended March 31, 1998, 1997 and 1996                              F-5

    Consolidated statements of cash flows for the years ended March 31,
      1998, 1997 and 1996                                                    F-6

    Notes to consolidated financial statements                               F-7

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Motorcar Parts & Accessories, Inc.
Torrance, California


We have audited the accompanying consolidated balance sheets of Motorcar Parts & Accessories, Inc. and subsidiaries as of March 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the years in the three-year period ended March 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements enumerated above present fairly, in all material respects, the financial position of Motorcar Parts & Accessories, Inc. and subsidiaries as of March 31, 1998 and 1997 and the results of its operations and its cash flows for each of the years in the three-year period ended March 31, 1998, in conformity with generally accepted accounting principles.



/s/ Richard A. Eisner & Company, LLP

Richard A. Eisner & Company, LLP

New York, New York
May 19, 1998

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                                                        MARCH 31,
                                                                  --------------------
                                                                    1998        1997
                                                                  --------    --------
ASSETS
Current assets:
    Cash and cash equivalents                                     $  3,108    $  3,539
    Accounts receivable - net of allowance for doubtful
        accounts of $250 and $200, respectively                     29,591      22,328
    Inventory                                                       54,736      41,862
    Prepaid expenses and other current assets                        1,862         593
    Deferred income tax asset                                         --           142
                                                                  --------    --------

             Total current assets                                   89,297      68,464

Long-term investments                                                 --         1,874
Plant and equipment - net                                            7,141       4,291
Other assets                                                         1,807         881
                                                                  --------    --------
                                                                  $ 98,245    $ 75,510
                                                                  ========    ========
LIABILITIES
Current liabilities:
    Current portion of capital lease obligations                  $    395    $    743
    Accounts payable and accrued expenses                           11,816      13,777
    Income taxes payable                                             1,592       2,005
    Deferred income tax liability                                      161        --
    Due to affiliate                                                  --           139
                                                                  --------    --------

             Total current liabilities                              13,964      16,664

Long-term debt                                                      13,983      17,496
Capitalized lease obligations - less current portion                   602         343
Other liabilities                                                    1,163         570
Deferred income tax liability                                          406         329
                                                                  --------    --------

                                                                    30,118      35,402
                                                                  --------    --------
Commitments and other matters

SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000
    shares authorized; none issued
Series A Junior participating  preferred stock; par
    value $.01 per share, 20,000 shares authorized; none issued
Common stock; par value $.01 per share, 20,000,000 shares
    authorized; 6,428,000 and 4,868,000 shares issued
    and outstanding                                                     64          49
Additional paid-in capital                                          50,927      28,973
Unearned portion of compensatory stock options                         (48)       --
Accumulated foreign currency translation adjustment                    (57)       --
Retained earnings                                                   17,241      11,086
                                                                  --------    --------

Total shareholders' equity                                          68,127      40,108
                                                                  --------    --------

                                                                  $ 98,245    $ 75,510
                                                                  ========    ========


See notes to financial statements

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)


                                                                   YEAR ENDED MARCH 31,
                                                             ------------------------------
                                                               1998       1997       1996
                                                             --------   --------   --------
Income:
    Net sales                                                $112,952   $ 86,872   $ 64,358
                                                             --------   --------   --------
Operating expenses:
    Cost of goods sold                                         91,317     69,255     50,965
    Research and development                                      549        185       --
    Selling expenses                                            2,417      2,305      1,984
    General and administrative expenses                         6,298      4,974      4,577
                                                             --------   --------   --------

        Total operating expenses                              100,581     76,719     57,526
                                                             --------   --------   --------

Operating income                                               12,371     10,153      6,832
Interest expense (net of interest income of $101, $218 and
    $219 for 1998, 1997 and 1996, respectively)                 1,577      1,090        833
                                                             --------   --------   --------

Income before income taxes                                     10,794      9,063      5,999
Provision for income taxes                                      4,192      3,529      2,353
                                                             --------   --------   --------

NET INCOME                                                   $  6,602   $  5,534   $  3,646
                                                             ========   ========   ========

BASIC INCOME PER SHARE                                       $   1.20   $   1.14   $    .96
                                                             ========   ========   ========

DILUTED INCOME PER SHARE                                     $   1.16   $   1.11   $    .93
                                                             ========   ========   ========

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - BASIC
    INCOME PER SHARE                                            5,521      4,859      3,812
Effect of potential common shares                                 172        148        127
                                                             --------   --------   --------

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING - DILUTED            5,693      5,007      3,939
    INCOME PER SHARE                                         ========   ========   ========


See notes to financial statements

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(in thousands)

                                                                                      UNEARNED     ACCUMULATED
                                                     COMMON STOCK                    PORTION OF     FOREIGN
                                                 -------------------   ADDITIONAL  COMPENSATORY     CURRENCY
                                                 NUMBER OF              PAID-IN        STOCK      TRANSLATION    RETAINED
                                                  SHARES      AMOUNT    CAPITAL       OPTIONS      ADJUSTMENT    EARNINGS    TOTAL
                                                 --------   --------    --------      --------     --------     --------   --------
BALANCE - MARCH 31, 1995                            3,208   $     32    $  8,078          --           --       $  1,906   $ 10,016
Proceeds from exercise of warrants and options        112          1         867          --           --           --          868
Proceeds from public offering (net of costs of
   $ 1,874)                                         1,500         15      19,486          --           --           --       19,501
Net income                                           --         --          --            --           --          3,646      3,646
                                                 --------   --------    --------                                --------   --------

BALANCE - MARCH 31, 1996                            4,820         48      28,431          --           --          5,552     34,031
Proceeds from exercise of options                      48          1         355          --           --           --          356
Tax benefit from exercise of options                 --         --           187          --           --           --          187
Net income                                           --         --          --            --           --          5,534      5,534
                                                 --------   --------    --------                                --------   --------

BALANCE - MARCH 31, 1997                            4,868         49      28,973          --           --         11,086     40,108
Issuance of shares for MVR and Unijoh                 145          1         679          --           --           (447)       233
Proceeds from public offering (net of costs of
   $ 1,806)                                         1,300         13      19,794          --           --           --       19,807
Proceeds from exercise of warrants and options        115          1         910          --           --           --          911
Tax benefit from exercise of stock options           --         --           381          --           --           --          381
Compensatory stock options issued                    --         --           190      $    (48)        --           --          142
Translation adjustment                               --         --          --            --       $    (57)        --          (57)
Net income                                           --         --          --            --           --          6,602      6,602
                                                 --------   --------    --------      --------     --------     --------   --------

BALANCE - MARCH 31, 1998                            6,428   $     64    $ 50,927      $    (48)    $    (57)    $ 17,241   $ 68,127
                                                 ========   ========    ========      ========     ========     ========   ========


See notes to financial statements

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

                                                                                    YEAR ENDED MARCH 31,
                                                                             --------------------------------
                                                                               1998        1997        1996
                                                                             --------    --------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                               $  6,602    $  5,534    $  3,646
    Adjustments to reconcile net income to net cash used in operating activities:
    Depreciation and amortization                                               1,237         717         429
    Noncash charge for compensatory stock options issued                          142        --          --
    Changes in:
        Accounts receivable                                                    (7,263)     (5,064)     (6,589)
        Inventory                                                             (12,850)    (13,311)    (16,434)
        Prepaid expenses and other current assets                              (1,195)         44        (300)
        Other assets                                                             (926)       (732)        (50)
        Deferred income taxes                                                     380         314         (82)
        Accounts payable and accrued expenses                                  (2,295)      5,134       3,094
        Income taxes payable                                                      (32)        861         785
        Due to affiliate                                                            7         (45)        157
        Other liabilities                                                         577         570        --
                                                                             --------    --------    --------
             Net cash used in operating activities                            (15,616)     (5,978)    (15,344)
                                                                             --------    --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchase of property, plant and equipment                                  (3,241)     (2,085)       (657)
    Change in investments                                                       1,874       8,855     (10,113)
                                                                             --------    --------    --------
             Net cash (used in) provided by investing activities               (1,367)      6,770     (10,770)
                                                                             --------    --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net increase (decrease) in borrowings under line of credit                 (3,513)      2,955       5,552
    Payments on capital lease obligation                                         (774)       (728)       (254)
    Proceeds from public offerings                                             19,807        --        19,501
    Proceeds from exercise of warrants and options                                911         356         868
                                                                             --------    --------    --------
             Net cash provided by financing activities                         16,431       2,583      25,667
                                                                             --------    --------    --------
Effect of exchange rate change on cash                                             (3)       --          --
                                                                             --------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (555)      3,375        (447)
Cash and cash equivalents - beginning of year                                   3,539         164         611
Beginning cash balance of pooled entity                                           124        --          --
                                                                             --------    --------    --------
CASH AND CASH EQUIVALENTS - END OF YEAR                                      $  3,108    $  3,539    $    164
                                                                             ========    ========    ========

SUPPLEMENTAL  DISCLOSURES  OF CASH FLOW  INFORMATION:
    Cash paid during the year for:
        Interest                                                             $  1,717    $  1,262    $  1,035
        Income taxes                                                            3,844       2,354       1,590
    Noncash investing and financing activities:
        Property acquired under capital lease                                     685         454         707
        Property acquired included in accounts payable and accrued expense at March 31, 1996 and financed through a capitalizable lease
             during fiscal 1997                                                  --           212         212



See notes to financial statements

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997





NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Motorcar Parts & Accessories, Inc. and subsidiaries (the "Company"), remanufactures and distributes alternators and starters and assembles and distributes spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States.

[1]        PRINCIPLES OF CONSOLIDATION:

           The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of March 31, 1998 and for the year then ended. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company had no subsidiaries at March 31, 1997.

[2]        CASH EQUIVALENTS:

           The Company considers all highly liquid short-term investments purchased with a maturity of three months or less to be cash equivalents.

[3]        INVESTMENTS:

           The Company's marketable securities are classified as available-for-sale and reported at fair value. Unrealized gains or losses are classified as a separate component of shareholders' equity.

[4]        INVENTORY:

           Inventory is stated at the lower of cost or market; cost is determined by the average cost method.

[5]        INCOME TAXES:

           The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur.

[6]        DEPRECIATION AND AMORTIZATION:

           Property and equipment are depreciated on the straight-line method over their estimated useful lives. Leasehold improvements are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the lease.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997



NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[7]        FOREIGN CURRENCY TRANSLATION:

           Results of the Company's foreign operations are translated using average exchange rates during the period, while the related assets and liabilities are translated at the exchange rate in effect at the balance sheet date. Gains or losses from translating foreign currency financial statements are accumulated in a separate component of stockholders' equity.

[8]        REVENUE RECOGNITION:

           The Company recognizes sales when products are shipped. The Company obtains used alternator and starter units, commonly known as cores, from its customers as trade-ins and by purchasing them from vendors. Cores are an essential material needed for remanufacturing operations. During the year ended March 31, 1997, the Company implemented a new accounting presentation with respect to its reporting of sales. In the past, net sales were reduced by the core inventory value to reflect deductions for cores returned for credit from customers ("core trade-ins") and by the value of the credits issued in excess of core inventory value ("product trade-ins"). As reclassified, net sales are reduced by product trade-ins and other deductions and allowances only and core trade-ins are included in cost of goods sold. Net sales and cost of goods sold for the year ended March 31, 1996 were reclassified to reflect this change.

           Trade-ins are recorded upon receipt of cores from customers. Credits for core and product trade-ins are allowed only against future purchases of similar remanufactured products and are generally used by the customer within sixty days of issuance. Accordingly, the Company does not provide a reserve for trade-ins. In addition, since it is remote that a customer will not utilize its trade-in credits, the credit is recorded when the core is returned as opposed to when the customer purchases new products. This policy is consistent throughout the remanufacturing and rebuilding industry.

[9]        EARNINGS PER SHARE:

           The Company calculates its income per share under the provisions of SFAS No. 128, "Earnings Per Share". SFAS No. 128 requires a dual presentation of "basic" and "diluted" income per share on the face of the statements of operations. Basic income per share is computed by dividing the net income by the weighted average number of shares of common stock outstanding during each period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997



NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[10]       USE OF ESTIMATES:

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

[11]       IMPAIRMENT OF LONG-LIVED ASSETS:

           The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" during the year ended March 31, 1997. SFAS 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable assets, and goodwill related to those assets. There was no effect of adoption of SFAS 121 on the financial statements.

[12]       FINANCIAL INSTRUMENTS:

           The carrying amounts of cash and cash equivalents, investments, accounts receivable, accounts payable, accrued expenses, other liabilities, capitalized lease obligations and long-term debt approximate their fair value.

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

[13]       STOCK-BASED COMPENSATION:

           The Financial Accounting Standards Board (the "FASB") has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages, but does not require, companies to record compensation cost for stock-based employee compensation under a fair value based method. The Company has elected to continue to account for its stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net income and earnings per share had the fair value of such compensation been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997



NOTE A - THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

[14]       RECENT ACCOUNTING PRONOUNCEMENTS:

           In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity of a business enterprise during a period, resulting from transactions and other events and circumstances from nonowner sources. The Company is reviewing the impact of adopting SFAS No. 130, which will be effective for the Company for the year ending March 31, 1999.

           In June 1997, the FASB issued SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information." SFAS No. 131 requires publicly-held companies to report financial and other information about key revenue-producing segments of the entity for which such information is available and is utilized by the chief operating decision maker. Specific information to be reported for individual segments includes profit or loss, certain revenue and expense items and total assets. A reconciliation of segment financial information to amounts reported in the financial statements would be provided. SFAS No. 131 is effective for the Company for the year ending March 31, 1999. The Company currently evaluates its operations as one segment.

           In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5 ("SOP 98-5"), "Reporting on the Costs of Start-Up Activities," which requires costs of start-up activities and organization costs to be expensed as incurred. The Company believes that SOP 98-5 would not have a material effect on its financial statements as of March 31, 1998. SOP 98-5 becomes effective for the Company during the year ending March 31, 2000.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997



NOTE B - INVESTMENTS

The estimated fair value of available-for-sale investments at March 31, 1997 was $1,874,000 and consisted of mortgage-backed securities and municipal bonds due after one year.

The estimated fair value of each investment was approximately equal to the amortized cost at March 31, 1997 and, therefore, there were no unrealized gains or losses at that date. The Company did not hold any investments at March 31, 1998.


NOTE C - INVENTORY

Inventory is comprised of the following (in thousands):


                                                              MARCH 31,
                                                     ---------------------------
                                                       1998                1997
                                                     -------             -------

Raw material                                         $28,609             $24,046
Work-in-process                                        7,066               4,270
Finished goods                                        19,061              13,546
                                                     -------             -------

                                                     $54,736             $41,862
                                                     =======             =======

NOTE D - PLANT AND EQUIPMENT

Plant and equipment, at cost, are summarized as follows (in thousands):


                                                               MARCH 31,
                                                       ------------------------
                                                         1998            1997
                                                       --------        --------

Machinery and equipment                                $  7,346        $  4,362
Office equipment and fixtures                             2,031           1,272
Leasehold improvements                                    1,211             472
                                                       --------        --------
                                                         10,588           6,106

Less accumulated depreciation and
    amortization                                         (3,447)         (1,815)
                                                       --------        --------

                                                       $  7,141        $  4,291
                                                       ========        ========

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997



NOTE E - OBLIGATIONS UNDER CAPITAL LEASES

The Company has various capital leases for machinery and computer equipment. The gross amount of such assets recorded under capital leases was $2,240,000 and $2,338,000 at March 31, 1998 and 1997, respectively.

Future minimum lease payments at March 31, 1998 for the capitalized leases are as follows (in thousands):


           1999                                                $     478
           2000                                                      233
           2001                                                      172
           2002                                                      172
           2003                                                      135
                                                               ---------
                                                                   1,190
           Amount representing imputed interest                      193
                                                               ---------

           Present value of future minimum lease payments            997
           Less current maturities                                   395

                                                               ---------
           Long-term obligation at March 31, 1998              $     602
                                                               =========


NOTE F - LONG-TERM DEBT

In November 1996, the Company amended its revolving line of credit agreement. The agreement provides for a credit facility in an aggregate principal amount not exceeding $25,000,000 and is collateralized by a lien on substantially all of the assets of the Company. The agreement expires on June 1, 1998 and provides for interest on borrowings at a fluctuating rate per annum .25% below the bank's prime rate or at a fixed rate at 1.65% above LIBOR. The agreement allows the Company to obtain from the bank letters of credit, and banker's acceptances in an aggregate amount not exceeding $2,500,000 and requires the Company to maintain certain financial ratios. As of March 31, 1998 balances due under this agreement amounted to $13,983,000.

In August 1997, the Company further amended its revolving line of credit agreement. The agreement provides for a credit facility in an aggregate principal amount not exceeding $30,000,000 until December 31, 1997, reducing to $25,000,000 on January 1, 1998, and is collateralized by a lien on substantially all of the assets of the Company. The agreement expires on June 1, 1999 and provides for interest on borrowings at a fluctuating rate per annum .25% below the bank's prime rate or at a fixed rate at 1.25% above LIBOR, as further amended in February 1998. The agreement also amends the requirements of certain financial ratios.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997



NOTE G - RELATED PARTIES

In April 1997, MVR Products Co. PTE, Ltd. ("MVR") and Unijoh Sdn, Bhd ("Unijoh") became wholly owned subsidiaries of the Company in a stock-for-stock merger which has been accounted for in a manner similar to a pooling of interests. Under the terms of the merger agreement, the Company issued 145,455 shares of its common stock. The financial statements prior to the date of combination have not been restated as the effect is not material to the Company's financial condition and results of operations. The combined assets and combined liabilities of MVR and Unijoh aggregated approximately $632,000 and $399,000, respectively, at the date of combination.

Prior to the merger, the Company conducted business with MVR, which operates a shipping warehouse and which conducts business with Unijoh. Unijoh operates a remanufacturing facility similar to the Company. MVR's warehouse is located in Singapore and Unijoh's factory is located in Malaysia. Two shareholders/officers/directors of the Company owned 70% of both MVR and Unijoh, with the remaining 30% owned by an unrelated third party. All of the cores processed by Unijoh were produced for the Company on a contract remanufacturing basis. The cores and other raw materials used in production by Unijoh were supplied by the Company and were included in the Company's inventory. Inventory owned by the Company and held by MVR and Unijoh was $762,000 at March 31, 1997. The Company incurred costs of approximately $1,574,000 and $1,432,000 from the affiliates for the years ended March 31, 1997 and 1996, respectively. The amount reported as due to affiliate at March 31, 1997 was due to MVR.


NOTE H - EMPLOYMENT AGREEMENTS AND BONUS PLAN

The Company has employment agreements with eight officers, expiring at various dates through September 1, 2000, which provide for annual base salaries aggregating $1,473,000. In addition, six of the officers were granted options pursuant to the Company's stock option plans for the purchase of 270,000 shares of common stock (88,000, 92,000 and 90,000 granted in fiscal years 1998, 1997 and 1996, respectively). Of these options, 49,000, 25,000 and 10,000 were exercised during the years ended March 31, 1998, 1997 and 1996, respectively.

The Company has established a bonus plan for the benefit of executives and certain key employees. The bonus is calculated as a percentage of the base salary ranging from 14% to 50%. The bonus percentage varies according to the percentage increase in earnings before income taxes and other predetermined parameters.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES


NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997



NOTE I - COMMITMENTS

The Company leases offices and warehouse facilities in New York, California and Tennessee under operating leases expiring through 2002. The aggregate rentals under these leases and leases which have been terminated was $1,175,000, $819,000 and $609,000 for the years ended March 31, 1997, 1996 and 1995, respectively. Certain leases contain escalation clauses for real estate taxes and operating expenses.

Effective December 31, 1996, the Company amended a lease to acquire additional space at one of its existing warehouse facilities.

The Company also leases office equipment and machinery under noncancellable operating leases having remaining terms in excess of one year.

At March 31, 1998, the future minimum rental payments under the above operating leases are as follows (in thousands):


                                   REAL
                TOTAL             ESTATE           MACHINERY
             ------------    ---------------    ---------------

1999            $1,464            $1,339            $  125
2000             1,393             1,321                72
2001             1,381             1,352                29
2002             1,364             1,348                16
2003                 5              --                   5
                ------            ------            ------

                $5,607            $5,360            $  247
                ======            ======            ======

NOTE J - MAJOR CUSTOMERS AND CREDIT CONCENTRATION

The Company partially protects itself from losses due to uncollectible accounts receivable through the purchase of credit insurance. Accounts receivable balances not covered by credit insurance are primarily due from leading automotive parts retailers.

The Company's four largest customers accounted for the following percentage of net sales:


                                                    YEAR ENDED MARCH 31,
                                             ----------------------------------
      CUSTOMER                               1998           1997           1996
      --------                               ----           ----           ----
         A                                     17%            18%            21%
         B                                     15             18             11
         C                                     43             29             20
         D                                      5              8             18

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997




NOTE J - MAJOR CUSTOMERS AND CREDIT CONCENTRATION (CONTINUED)

Customer A accounted for approximately 17% and 13%, customer B accounted for approximately 18% and 11% and customer C accounted for approximately 49% and 57% of the accounts receivable at March 31, 1998 and 1997, respectively.


NOTE K - INCOME TAXES

The provision for income taxes consists of the following (in thousands):


                                                 YEAR ENDED MARCH 31,
                                        ---------------------------------------
                                          1998            1997            1996
                                        -------         -------         -------
Current:
     Federal                            $ 3,100         $ 2,750         $ 1,913
     State                                  712             465             522
     Deferred                               380             314             (82)
                                        -------         -------         -------

                                        $ 4,192         $ 3,529         $ 2,353
                                        =======         =======         =======

The difference between the tax provision and the amount that would be computed by applying the statutory federal income tax rate to income before taxes is attributable to the following (in thousands):


                                                    YEAR ENDED MARCH 31,
                                             ----------------------------------
                                               1998         1997          1996
                                             -------      -------       -------
Income tax provision at 34%                  $ 3,628      $ 3,081       $ 2,040
State and local taxes, net of
     federal benefit                             469          307           345
Permanent differences                             23          (20)           18
Other                                             72          161           (50)
                                             -------      -------       -------

                                             $ 4,192      $ 3,529       $ 2,353
                                             =======      =======       =======

The deferred income tax asset of $142,000 at March 31, 1997 is comprised of temporary differences in tax and financial reporting resulting primarily from capitalization of certain inventory costs for tax purposes. Deferred tax liabilities of $567,000 and $329,000 at March 31, 1998 and 1997, respectively, are comprised of differences resulting from using accelerated depreciation rates for tax purposes and from certain expenses for tax purposes which have been capitalized in the Company's financial statements.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997



NOTE L - SHAREHOLDERS' EQUITY

[1]        COMMON STOCK:

           In November 1995, the Company effected a public offering of its common stock. The Company issued 1,500,000 shares for $14.25 per share, yielding net proceeds of $19,501,000 after underwriting commissions and expenses totalling $1,874,000. In addition, two principal shareholders sold an aggregate of 344,500 shares in connection with this offering.

           In November 1997, the Company effected a public offering of its common stock. The Company issued 1,300,000 shares for $16.625 per share, yielding net proceeds of $19,807,000 after underwriting commissions and expenses totalling $1,806,000. In addition, two principal stockholders sold an aggregate of 250,000 shares in connection with this offering.

[2]        PREFERRED STOCK:

           In a Rights Agreement, dated as of February 24, 1998, between the Company and Continental Stock Transfer & Trust Company, the Company authorized 20,000 shares of Series A Junior Participating Preferred Stock, par value $.01 per share. The Series A Junior Participating Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock.

           On February 24, 1998, the Company declared a dividend distribution to the holders of record at the close of business on March 12, 1998 of one Right on each share of Common Stock. Each Right, when exercisable, entitles the registered holder thereof to purchase from the Company one one-thousandth of a share of Series A Junior Participating Preferred Stock at a price of $65 per one one-thousandth of a share (subject to adjustment).

           The Rights will not be exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, without the prior consent of the Company's Board of Directors, acquires 20% or more of the outstanding shares of the Common Stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $.001 per Right, any time until ten days after a 20% position has been acquired. Under certain circumstances, including the acquisition of 20% of the Common Stock, each Right not owned by a potential Acquiring Person will entitle its holder to receive, upon exercise, shares of Common Stock having a value equal to twice the exercise price of the Right.

           Holders of a Right will be entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20% or more of the Company's outstanding shares of Common Stock, the Company is involved in a merger or other business combination transaction with another person in which it is not the surviving company, its common shares are changed or converted, or the Company sells 50% or more of its assets or earning power to another person. The Rights expire on March 12, 2008 unless earlier redeemed by the Company.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997





NOTE L - SHAREHOLDERS' EQUITY (CONTINUED)

[3]        STOCK OPTION PLAN:

           In January 1994, the shareholders approved the 1994 Stock Option Plan (the "1994 Plan"), which was amended in October 1996, to provide for the granting of options to purchase a total of 720,000 common shares to key employees and directors. Options granted may be either "incentive stock options" within the meaning of Section 422A of the Internal Revenue Code or nonqualified options. The 1994 Plan is administered by the Board of Directors, which determines the terms of options exercised, including the exercise price, the number of shares subject to the option and the terms and conditions of exercise.

           In August 1995, the shareholders approved a Nonemployee Director Stock Option Plan (the "Directors Plan") which provides for the granting of options to purchase a total of 15,000 common shares to directors. The Directors Plan is administered by the Board of Directors.

           In September 1997, the shareholders approved the 1996 Stock Option Plan (the "1996 Plan") which provides for the granting of options to purchase a total of 30,000 common shares to key employees, consultants and directors. The 1996 Plan is administered by the Board of Directors.

           The following table summarizes the activity under these Plans (in thousands, except for per share data):

                                                     YEAR ENDED MARCH 31,
                               ---------------------------------------------------------------
                                     1998                   1997                   1996
                               ----------------       -----------------      -----------------
                                        WEIGHTED               WEIGHTED               WEIGHTED
                                        AVERAGE                AVERAGE                AVERAGE
                                        EXERCISE               EXERCISE               EXERCISE
                               SHARES   PRICE         SHARES   PRICE         SHARES   PRICE
                               ------   --------      ------   --------      ------   --------
Options outstanding at
      beginning of year          489    $10.31          335    $ 9.23          250    $ 7.40
Granted                          117     17.34          382     12.98          109     12.96
Exercised                       (101)     7.99          (48)     7.46          (23)     7.19
Cancelled                        --       --           (180)    14.69           (1)     8.13
                               -----                  -----                  -----

Options outstanding at           505     12.40          489     10.31          335      9.23
      end of year              =====                  =====                  =====

Options exercisable at           383     11.95          290      9.34          278      8.83
      end of year              =====                  =====                  =====

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997





NOTE L - SHAREHOLDERS' EQUITY (CONTINUED)

[3]        STOCK OPTION PLAN: (CONTINUED)

           The following table presents information relating to stock options outstanding at March 31, 1998 (in thousands, except per share data):


                        OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                  ---------------------------------   -------------------
                           WEIGHTED      WEIGHTED               WEIGHTED
                           AVERAGE       AVERAGE                AVERAGE
   RANGE OF                EXERCISE     REMAINING               EXERCISE
EXERCISE PRICE    SHARES    PRICE     LIFE IN YEARS   SHARES     PRICE
---------------   ------   --------   -------------   ------    ---------

$ 6.00 - $ 8.13      96     $  7.66         6             96       $  7.66
$ 9.00 - $10.63     174       10.60         8            125         10.59
$11.88 - $13.44      58       12.48         8             37         12.75
$14.69 - $19.13     177       16.72         9            125         16.41
                  -----                               ------

                    505       12.40         8            383         11.95
                  =====                               ======

           As of March 31, 1998, 66,000 options are available for future grant under the 1994 Plan, 7,500 options are available for future grant under the Directors Plan and 15,000 options are available for future grant under the 1996 Plan.

           The weighted-average fair value at date of grant for options granted during the years ended March 31, 1998, 1997 and 1996 was $9.68, $5.50 and $5.63 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes option pricing model utilizing the following assumptions:


                                                   MARCH 31,
                                        ------------------------------
                                        1998         1997         1996
                                        ----         ----         ----

Risk-free interest rates                6.5%      5.8%-6.5%    6.1%-6.9%
Expected option life in years            5            5            5
Expected stock price volatility         55%          36%          38%
Expected dividend yield                  0%           0%           0%

           Had the Company elected to recognize compensation cost based on the fair value of the options at the date of grant as prescribed by SFAS 123, net income for the years ended March 31, 1998, 1997 and 1996 would have been approximately $5,952,000, $5,180,000 and $3,425,000 or $1.04 per share, $1.03 per share and $.87 per share, respectively.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS
MARCH 31, 1998 AND 1997





NOTE L - SHAREHOLDERS' EQUITY (CONTINUED)

           The effect of applying SFAS 123 for providing proforma disclosures for each of the years in the three-year period ended March 31, 1998 is not likely to be representative of the effect on future years.

[4]        WARRANTS:

           In connection with the Company's initial public offering the Company issued to the underwriter 105,000 warrants to purchase common stock at an exercise price of $7.20 per share. In connection with a public offering in November 1995, 90,000 warrants were exercised. 14,000 additional warrants were exercised during the year ended March 31, 1998.