Form 10-Q
period 1998-06-30
MOTORCAR PARTS & ACCESSORIES INC
filed 1998-08-14
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538
                                               -------

                       MOTORCAR PARTS & ACCESSORIES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                       New York                       11-2153962
         -------------------------------         ----------------------
         (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)            Identification No.)

 2727 Maricopa Street, Torrance, California            90503
 -------------------------------------------           -----

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

                    Yes      [X]               No      [ ]

There were 6,433,455 shares of Common Stock outstanding at August 11, 1998.

                          MOTORCAR PARTS & ACCESSORIES

                                      INDEX


PART I - FINANCIAL INFORMATION                                              Page

   Item 1.   Financial Statements

             Balance Sheets as of June 30, 1998 (unaudited)
                     and March 31, 1998........................................3

             Statements of Operations (unaudited) for the three month
                     periods ended June 30, 1998 and 1997......................4

             Statements of Cash Flows (unaudited) for the three month
                     periods ended June 30, 1998 and 1997......................5

             Notes to Financial Statements (unaudited).........................7

   Item 2.   Management's Discussion and Analysis
             of Financial Condition and Results of Operations..................9


PART II - OTHER INFORMATION

   Item 6.   Exhibits and Reports on Form 8-K.................................13

             Signatures.......................................................14

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

                       MOTORCAR PARTS & ACCESSORIES, INC.
                                 Balance Sheets

                    A S S E T S                                                     June 30, 1998         March 31, 1998
                    -----------                                                     -------------         --------------
                                                                                    (Unaudited)

Current assets:
   Cash and cash equivalents................................................      $   3,053,000           $   3,108,000
   Accounts receivable - net of allowance of $250,000.......................         32,241,000              29,591,000
   Inventory................................................................         60,905,000              54,736,000
   Prepaid expenses and other current assets................................          1,853,000               1,862,000
                                                                                   ------------            ------------
          Total current assets..............................................         98,052,000              89,297,000

Plant and equipment - net...................................................          8,332,000               7,141,000
Other assets................................................................          1,725,000               1,807,000
                                                                                   ------------             -----------
          T O T A L.........................................................       $108,109,000             $98,245,000
                                                                                    ===========              ==========

                              L I A B I L I T I E S
Current liabilities:
   Current portion of capital lease obligations.............................     $      454,000           $     395,000
   Accounts payable and accrued expenses....................................         15,322,000              11,816,000
   Income taxes payable.....................................................          2,442,000               1,592,000
   Deferred income tax liability............................................            161,000                 161,000
                                                                                  -------------             -----------
          Total current liabilities.........................................         18,379,000              13,964,000

Long-term debt..............................................................         17,135,000              13,983,000
Other liabilities...........................................................          1,232,000               1,163,000
Capitalized lease obligations - less current portion........................          1,171,000                 602,000
Deferred income tax liability...............................................            406,000                 406,000
                                                                                  -------------          --------------
          T O T A L.........................................................       $ 38,323,000             $30,118,000
                                                                                   ------------             -----------

                              SHAREHOLDERS' EQUITY

Preferred stock; par value $.01 per share, 5,000,000 shares authorized;
   none issued..............................................................
Common stock; par value $.01 per share, 20,000,000 shares authorized;
   6,433,455 shares issued and outstanding at June 30, 1998 and
   6,428,455 issued and outstanding at March 31, 1998.......................             64,000                  64,000
Additional paid-in capital..................................................         50,968,000              50,927,000
Unearned portion of compensatory stock options..............................           (19,000)                (48,000)
Accumulated foreign currency translation adjustment.........................           (87,000)                (57,000)
Retained earnings...........................................................         18,860,000              17,241,000
                                                                                    -----------              ----------
          Total shareholders' equity........................................         69,786,000              68,127,000
                                                                                    -----------              ----------
          T O T A L.........................................................       $108,109,000             $98,245,000
                                                                                    ===========              ==========


                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            Statements of Operations
                                   (Unaudited)


                                                                                 Three Months Ended June 30,
                                                                                 ---------------------------
                                                                                  1998                1997
                                                                                  ----                ----

Income:
   Net sales.....................................................               $31,022,000               $21,784,000
                                                                                -----------               -----------
Operating expenses:
   Cost of goods sold............................................                25,362,000                17,504,000
   Research and development......................................                   257,000                   145,000
   Selling expenses..............................................                   567,000                   621,000
   General and administrative expenses...........................                 1,853,000                 1,215,000
                                                                               ------------              ------------

          Total operating expenses...............................                28,039,000                19,485,000
                                                                                -----------               -----------


Operating income.................................................                 2,983,000                 2,299,000

Interest expense (net of interest income)........................                   323,000                   396,000
                                                                               ------------             -------------


Income before income taxes.......................................                 2,660,000                 1,903,000

Provision for income taxes.......................................                 1,041,000                   732,000
                                                                               ------------             -------------

Net income ......................................................             $   1,619,000             $   1,171,000
                                                                               ============              ============

Basic income per share...........................................             $        0.25             $       0.23
                                                                               ============              ============

Diluted income per share.........................................             $        0.25             $       0.23
                                                                               ============              ============

Weighted average common shares outstanding -
   basic income per share........................................                 6,429,000                 5,010,000

Effect of potential common shares................................                   127,000                   142,000
                                                                               ------------             -------------

Weighted average common shares outstanding -
   diluted income per share......................................                6,556,000                  5,152,000
                                                                               ============             =============



                 The accompanying notes to financial statements
                          are an integral part hereof.
                                      -4-

                       MOTORCAR PARTS & ACCESSORIES, INC.

                      Statements of Cash Flows (Unaudited)



                                                                                       Three Months Ended June 30,
                                                                                       --------------------------
                                                                                       1998                  1997
                                                                                       ----                  ----
Cash flows from operating activities:
   Net income............................................................          $  1,619,000            $ 1,171,000
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
       Depreciation and amortization.....................................               413,000                244,000
         Non-cash charge for compensatory stock options
           issued........................................................                29,000                      0
       (Increase) decrease in:
         Accounts receivable.............................................           (2,650,000)              (657,000)
         Inventory.......................................................           (6,169,000)           (10,246,000)
         Prepaid expenses and other assets...............................                 9,000              (107,000)
         Other assets....................................................                82,000                658,000
       Increase (decrease) in:
         Accounts payable and accrued expenses...........................             3,506,000              1,571,000
         Income taxes payable............................................               850,000              (239,000)
         Other liabilities...............................................                69,000                166,000
         Due to affiliate................................................                     0                  3,000
                                                                                ---------------          -------------

             Net cash (used in) operating activities.....................           (2,242,000)            (7,436,000)
                                                                                    -----------            -----------


Cash flows from investing activities:
   Purchase of property, plant and equipment.............................             (900,000)              (762,000)
   Sale of investments...................................................                     0                882,000
                                                                               ----------------           ------------

             Net cash (used in) provided by investing activities.........             (900,000)                120,000
                                                                                   ------------           ------------

Cash flows from financing activities:
   Net increase (decrease) in line of credit.............................             3,152,000              7,088,000
   Payments on capital lease obligation..................................             (106,000)              (207,000)
   Payments on acquisitions..............................................                     0              (140,000)
   Proceeds from exercise of options.....................................                41,000                120,000
                                                                                  -------------           ------------


                                                        (continued on next page)

                                                                                        Three Months Ended June 30,
                                                                                        --------------------------
                                                                                        1998                  1997
                                                                                        ----                  ----


         Net cash provided by financing activities.......................             3,087,000              6,861,000


NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.......................................................              (55,000)              (455,000)


Cash and cash equivalents - (beginning of period)........................             3,108,000              3,539,000
                                                                                    -----------            -----------


CASH AND CASH EQUIVALENTS - END OF
   PERIOD................................................................            $3,053,000             $3,084,000
                                                                                     ==========             ==========

Supplemental  disclosures  of cash flow  information:
   Cash paid during the year for:
     Interest............................................................            $  351,000             $  378,000
     Income taxes........................................................            $  126,000             $  971,000
   Noncash investing and financing activities:
     Property acquired under capital lease...............................            $  734,000             $        0


                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

(NOTE A) - The Company and its Significant Accounting Policies:
--------------------------------------------------------------

         Motorcar Parts & Accessories, Inc., and its subsidiaries (the "Company"), remanufactures and distributes alternators and starters and assembles and distributes spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States.

[1]      Principles of consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of June 30, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

[2]      Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

(NOTE B)- Inventory:
-------------------

         Inventory is comprised of the following:

                                                       June 30, 1998        March 31, 1998
                                                       -------------        --------------
           Raw materials.........................       $29,964,000            $28,609,000

           Work-in-process.......................         6,522,000              7,066,000

           Finished goods........................        24,419,000             19,061,000
                                                        -----------            -----------

                        T o t a l................       $60,905,000            $54,736,000
                                                        ===========            ===========


(NOTE C) - Related Parties:
-------------------------

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

Results of Operations
---------------------

                                                   Quarter Ended June 30,
                                               1998                   1997
                                               ----                   ----

Net sales                                      100.0%                 100.0%
Cost of goods sold                              81.8                   80.4
                                               -----                 ------
Gross profit                                    18.2                   19.6
Research and development                         0.8                    0.6
Selling expenses                                 1.8                    2.8
General & administrative expenses                6.0                    5.6
                                             -------                -------
Operating income                                 9.6                   10.6
Interest expense - net                           1.0                    1.8
                                             -------                -------
Income before income taxes                       8.6                    8.8
Provision for income taxes                       3.4                    3.4
                                             -------                -------
Net income                                       5.2%                   5.4%
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

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997
-----------------------------------------------------------------------------

          Net sales for the three months ended June 30, 1998 increased $9,238,000 or 42.4%, from $21,784,000 to $31,022,000, over net sales for the three months ended June 30, 1997. The increase in net sales is primarily attributable to sales to one of the Company's largest customers of alternators for domestic vehicles in connection with the recent expansion of the Company's product line to include remanufactured products for domestic vehicles.

          Cost of goods sold over the periods increased $7,858,000 or 44.9%, from $17,504,000 to $25,362,000. The increase primarily is attributable to additional costs incurred in connection with increased production and sales. As a percentage of net sales, cost of goods sold increased to 81.8% for the quarter ended June 30, 1998 as compared to 80.4% for the quarter ended June 30, 1997. The increase as a percentage of net sales is attributable to (i) lower gross margins relating to the Company's new product line, (ii) slightly reduced efficiencies resulting from increased labor costs in connection with increased production requirements in response to strong demand for the Company's products and (iii) pricing pressures.

          Selling expenses decreased over the periods by $54,000 or 8.7%, from $621,000 to $567,000. This decrease resulted principally from reduced advertising allowances to customers and reduced sales commissions to outside sales agents, offset partially by higher inside sales salaries. As a percentage of net sales, selling expenses decreased over the periods from 2.9% to 1.8%, reflecting the leveraging of these expenses over the Company's increased net sales.

          General and administrative expenses increased over the periods by $638,000 or 52.5%, from $1,215,000 to $1,853,000. The increase resulted principally from the addition of certain management personnel in connection with the expansion of the Company's operations and an increase in certain compensation expense. General and administrative expenses as a percentage of net sales increased over the periods from 5.6% to 6.0%.

          For the three months ended June 30, 1998 interest expense net of interest income was $323,000. This represents a decrease of $73,000 or 18.4% over net interest expense of $396,000 for the three months ended June 30, 1997. Interest expense was comprised principally of interest on the Company's revolving credit facility, borrowings under which were significantly reduced by payments from the proceeds of the Company's public offering in November 1997.

Liquidity and Capital Resources

          The Company's recent operations have been financed principally from the net proceeds of the Company's public offering in November 1997, borrowings under its revolving credit facility and cash flow from operations. As of June 30, 1998, the Company's working capital was $79,673,000, including $3,053,000 of cash and cash equivalents.

          Net cash used in operating activities during the three months ended June 30, 1998 was $2,242,000. The principal use of cash during the three months related to an increase in inventory of $6,169,000 and an increase in accounts receivable of $2,650,000 offset by an increase in accounts payable and accrued expenses of $3,506,000. The increase in inventory of both finished goods and raw materials was due primarily to the anticipation of the ensuing selling season of the Company's product. The increase in accounts receivable was due primarily to the increased net sales in the quarter ended June 30, 1998, although the days outstanding of the accounts receivable increased slightly due to extended payment terms given to some customers. As of June 30, 1998, the current portion of capitalized lease obligations was $454,000.

          Net cash used in and provided by investing activities during the three months ended June 30, 1998 and June 30, 1997 was $900,000 and $120,000,
respectively. During the quarter ended June 30, 1998, the Company purchased $900,000 of property, plant and equipment in order to facilitate the continued expansion of the Company's manufacturing capacity.

          Net cash provided by financing activities in the three months ended June 30, 1998 and June 30, 1997 was $3,087,000 and $6,861,000, respectively. The net cash provided by financing activities in the quarter ended June 30, 1998 primarily was attributable to increased borrowings of $3,152,000 under the Company's revolving credit facility. During the quarter ended June 30, 1998, the Company also received $41,000 from the exercise of stock options.

          The Company has a credit agreement expiring in August 1999 with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount not exceeding $25,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the Bank's prime rate less .25% or LIBOR plus 1.25%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $2,500,000. At August 2, 1998, the outstanding balance on the credit facility was approximately $20,873,000.

          The Company's accounts receivable as of June 30, 1998 was $32,241,000, representing an increase of $2,650,000 or 9.0% over accounts receivable on March 31, 1998. In addition, the Company occasionally extends payment terms on certain orders with certain customers. The Company partially protects itself from losses due to uncollectible accounts receivable through an insurance policy with an independent credit insurance company at an annual premium of approximately $85,000. The Company's policy generally has been to issue credit to new customers only after the customers have been included to some extent under the coverage of its accounts receivable insurance policy. As of June 30, 1998, the Company's accounts receivable from its largest customer represented approximately 57% of all accounts receivable.

          The Company's inventory as of June 30, 1998 was $60,905,000, representing an increase of $6,169,000 or 11.3% over inventory as of March 31, 1998. This increase, as discussed above, primarily reflects the Company's anticipated growth in net sales in connection with domestic vehicles and, to a lesser extent, increased business from existing customers and the need to have sufficient inventory to support shorter lead times for deliveries to customers. Also, the Company continues to increase the number of SKUs sold requiring the Company to carry raw materials for this wider variety of parts.

Year 2000 Compliance

          The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date- sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation and has recently selected a new information system, one benefit of which is expected to be year 2000 compliance. The new system is expected to cost approximately $1,500,000. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to ensure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  27.1              Financial Data Schedule

          (b)     Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K during the quarterly period ended June 30, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         MOTORCAR PARTS & ACCESSORIES, INC.


Dated:    August 14, 1998               By:    /s/ Peter Bromberg
                                               ---------------------------------
                                               Peter Bromberg
                                               Chief Financial Officer

                                  EXHIBIT INDEX
                                  -------------


Exhibit
Number                                      Description
-------                                     ------------

27.1                                       Financial Data Schedule