Form 10-Q
period 1998-09-30
MOTORCAR PARTS & ACCESSORIES INC
filed 1998-11-17
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER
         30, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
                       ---------------------------------
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

                                  Yes [X]   No [ ]

There were 6,433,455 shares of Common Stock outstanding at October 29, 1998.

                          MOTORCAR PARTS & ACCESSORIES

                                      INDEX
                                      -----


PART I - FINANCIAL INFORMATION                                                                               Page
                                                                                                             ----

         Item 1.   Financial Statements

                   Balance Sheets as of September 30, 1998 (unaudited)
                           and March 31, 1998.................................................................3

                   Statements of Operations (unaudited) for the six and three month periods ended September 30, 1998 and 1997..........................................4

                   Statements of Cash Flows (unaudited) for the six month
                           periods ended September 30, 1998 and 1997..........................................5

                   Notes to Financial Statements (unaudited)..................................................7

         Item 2.   Management's Discussion and Analysis
                   of Financial Condition and Results of Operations...........................................9


PART II - OTHER INFORMATION

         Item 4.   Submission of Matters to a Vote of
                   Security Holders..........................................................................13

         Item 6.   Exhibits and Reports on Form 8-K..........................................................15

                   Signatures................................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
                       MOTORCAR PARTS & ACCESSORIES, INC.
                                 Balance Sheets


                                         A S S E T S                                September 30,               March 31,
                                         -----------                                -------------              ----------
                                                                                        1998                       1998
                                                                                       -------                   -------
                                                                                   (Unaudited)
Current assets:
   Cash and cash equivalents....................................................       $3,117,000           $   3,108,000
   Accounts receivable - net of allowance for doubtful accounts.................       25,474,000              29,591,000
   Inventory....................................................................       65,979,000              54,736,000
   Prepaid expenses and other current assets....................................        2,141,000               1,862,000
                                                                                   --------------            ------------
          Total current assets..................................................       96,711,000              89,297,000

Plant and equipment - net.......................................................        9,568,000               7,141,000
Other assets....................................................................        1,760,000               1,807,000
                                                                                   --------------            ------------
          T O T A L.............................................................     $108,039,000             $98,245,000
                                                                                     ============             ===========

                                    L I A B I L I T I E S
                                    ---------------------
Current liabilities:
   Current portion of capital lease obligations.................................         $523,000           $     395,000
   Accounts payable and accrued expenses........................................       10,960,000              11,816,000
   Income taxes payable.........................................................        2,332,000               1,592,000
   Deferred income tax liability................................................          211,000                 161,000
                                                                                  ---------------           -------------
          Total current liabilities.............................................       14,026,000              13,964,000

Long-term debt..................................................................       18,792,000              13,983,000
Other liabilities...............................................................        1,302,000               1,163,000
Capitalized lease obligations - less current portion............................        1,634,000                 602,000
Deferred income tax liability...................................................          506,000                 406,000
                                                                                   --------------          --------------
          T O T A L.............................................................     $ 36,260,000             $30,118,000
                                                                                     ------------             -----------

                      S H A R E H O L D E R S' E Q U I T Y
                      ------------------------------------
Preferred stock; par value $.01 per share, 5,000,000 shares authorized;
    none issued.................................................................                0                       0
Common stock; par value $.01 per share, 20,000,000 shares authorized;
    6,433,455 shares issued and outstanding at September 30, 1998 and
    6,428,455 issued and outstanding at March 31, 1998..........................           64,000                  64,000
Additional paid-in capital......................................................       50,968,000              50,927,000
Unearned portion of compensatory stock options..................................                0                 (48,000)
Accumulated foreign currency translation adjustment.............................          (62,000)                (57,000)
Retained earnings...............................................................       20,809,000              17,241,000
                                                                                       ----------              ----------
          Total shareholders' equity............................................       71,779,000              68,127,000
                                                                                       ----------              ----------
          T O T A L.............................................................     $108,039,000             $98,245,000
                                                                                     ============             ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            Statements of Operations
                                   (Unaudited)



                                                                 Six Months Ended                    Three Months Ended
                                                                   September 30,                        September 30,
                                                             -------------------------           -----------------------
                                                              1998               1997             1998              1997
                                                             ------             ------           ------            -----


Income:
   Net sales............................................      $66,977,000        $50,455,000       $35,955,000         $28,671,000
                                                              -----------        -----------       -----------         -----------

Operating expenses:
   Cost of goods sold...................................       55,001,000         40,464,000        29,639,000          22,960,000
   Research and development.............................          505,000            267,000           248,000             122,000
   Selling, general and administrative..................        4,974,000          3,897,000         2,554,000           2,061,000
                                                            -------------      -------------     -------------       -------------

          Total operating expenses......................       60,480,000         44,628,000        32,441,000          25,143,000
                                                             ------------       ------------      ------------        ------------


Operating income........................................        6,497,000          5,827,000         3,514,000           3,528,000

Interest expense (net of interest income)...............          702,000            892,000           379,000             496,000
                                                           --------------     --------------    --------------      --------------


Income before income taxes..............................        5,795,000          4,935,000         3,135,000           3,032,000

Provision for income taxes..............................        2,227,000          1,924,000         1,186,000           1,192,000
                                                            -------------      -------------     -------------       -------------

Net income..............................................     $  3,568,000       $  3,011,000      $  1,949,000        $  1,840,000
                                                             ============       ============      ============        ============

Basic net income per common share.......................     $       0.55       $       0.60      $       0.30        $       0.36
                                                             ============       =============     ============        ============

Weighted average common shares
   outstanding - basic..................................        6,431,000          5,028,000         6,433,000           5,065,000
                                                            =============      =============     =============       =============

Diluted income per common share.........................    $        0.54               0.58      $       0.30        $       0.35
                                                           ==============      =============     =============       =============

Weighted average common shares                                  6,551,000          5,224,000         6,523,000           5,305,000
                                                            =============      =============     =============       =============
   outstanding - diluted................................



                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                      Statements of Cash Flows (Unaudited)



                                                                                     Six Months Ended September 30,
                                                                                     ------------------------------
                                                                                         1998               1997
                                                                                     ------------       -----------

Cash flows from operating activities:
   Net income..........................................................           $   3,568,000           $  3,011,000
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Noncash charge for compensatory stock options
       issued..........................................................                  48,000                 95,000
       Depreciation and amortization...................................                 892,000                511,000
       Changes in:
         Accounts receivable...........................................               4,117,000              2,580,000
         Inventory.....................................................             (11,243,000)           (16,408,000)
         Prepaid expenses and other current assets.....................                (279,000)              (337,000)
         Other assets..................................................                  47,000                 80,000
         Accounts payable and accrued expenses.........................                (856,000)            (1,266,000)
         Income taxes payable..........................................                 740,000                119,000
         Other liabilities.............................................                 139,000                223,000
         Deferred income taxes.........................................                 150,000
                                                                                ---------------            ------------

             Net cash (used in) operating activities...................              (2,677,000)           (11,392,000)
                                                                                 ---------------           ------------


Cash flows from investing activities:
   Purchase of property, plant and equipment...........................              (1,838,000)            (1,623,000)
   Change in investments...............................................                                      1,257,000
                                                                          ---------------------           ------------

             Net cash provided by (used in)
                  investing activities.................................              (1,838,000)              (366,000)
                                                                                 ---------------         --------------

Cash flows from financing activities:
   Net increase (decrease) in line of credit...........................               4,809,000             10,167,000
   Payments on capital lease obligation................................                (326,000)              (408,000)
   Proceeds from exercise of warrants and options......................                  41,000                744,000
                                                                               ----------------         --------------


                                                                                       Six Months Ended September 30,
                                                                                       ------------------------------
                                                                                          1998               1997
                                                                                       ------------       -----------



        Net cash provided by (used in) financing activities...........               4,524,000             10,503,000
                                                                                 --------------           ------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................................................                   9,000             (1,255,000)


Cash and cash equivalents - beginning of period........................               3,108,000              3,539,000
Beginning cash balance of pooled entity................................                                        124,000
                                                                                 --------------          -------------


CASH AND CASH EQUIVALENTS - END OF
   PERIOD..............................................................           $   3,117,000           $  2,408,000
                                                                                  =============           ============

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
     Interest..........................................................           $     688,000           $    941,000
     Income taxes......................................................           $   1,337,000           $  1,805,000
   Noncash investing and financing activities:
     Property acquired under capital lease.............................           $   1,486,000




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

[1]      Principles of consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of September 30, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

[2]      Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)

(NOTE B)- Inventory:

      Inventory is comprised of the following:

                                          September 30, 1998     March 31, 1998
                                          ------------------     --------------

        Raw materials...................       $ 35,475,000         $ 28,609,000

        Work-in-process.................          6,542,000            7,066,000

        Finished goods..................         23,962,000           19,061,000
                                              -------------        -------------

                     T o t a l..........       $ 65,979,000         $ 54,736,000
                                               ============         ============
                                       8

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations
---------------------


                                                          Six Months Ended                    Three Months Ended
                                                            September 30,                        September 30,
                                                        ----------------------              ----------------------
                                                        1998              1997              1998              1997
                                                        ----              ----              ----              ----

Net sales.......................................        100.0%           100.0%             100.0%           100.0%
Cost of goods sold..............................         82.1             80.2               82.4             80.1
                                                       ------           ------             ------           ------
Gross profit....................................         17.9             19.8               17.6             19.9
Research and development........................          0.8              0.6                0.7              0.4
Selling, general and administrative
    expenses....................................          7.4              7.7                7.1              7.2
                                                      -------          -------            -------          -------
Operating income................................          9.7             11.5                9.8             12.3
Interest expense - net of
    interest income.............................          1.0              1.7                1.1              1.7
                                                      -------          -------            -------          -------
Income before income taxes......................          8.7              9.8                8.7             10.6
Provision for income taxes......................          3.4              3.8                3.3              4.2
                                                      -------          -------            -------          -------
Net income......................................          5.3%             6.0%               5.4%             6.4%
                                                      =======          =======            =======          =======

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

Three   Months  Ended   September  30,  1998  Compared  to  Three  Months  Ended
September 30, 1997
-------------------------------------------------------------------------------


          Net sales for the three months ended September 30, 1998 were $35,955,000, an increase of $7,284,000 or 25.4% over the three months ended September 30, 1997. The increase in net sales is primarily attributable to sales to one of the Company's largest customers of alternators for domestic vehicles in connection with the expansion of the Company's product line to include remanufactured products for domestic vehicles.

          Cost of goods sold increased over the periods by $6,679,000 or 29.1% from $22,960,000 to $29,639,000. The increase primarily is attributable to additional costs incurred with increased production and sales. As a percentage of net sales, cost of goods sold increased from 80.1% for the three months ended September 30, 1997 to 82.4% for the three months ended September 30, 1998. The increase as a percentage of net sales is attributable to (i) an increase in the Company's product mix of products for domestic vehicles, which tend to carry lower gross margins and (ii) pricing pressures.

          Selling, general and administrative expenses increased over the periods by $493,000 or 23.9% from $2,061,000 for the three months ended September 30, 1997 to $2,554,000 for the three months ended September 30, 1998. The increase resulted principally from the addition of certain personnel in the Company's information systems, sales and general accounting departments and generally in connection with the expansion of the Company's operations and increased production. As a percentage of net sales, these expenses decreased over the periods from 7.2% to 7.1%, reflecting the leveraging of these costs over the Company's increased net sales.

          For the three months ended September 30, 1998, interest expense, net of interest income, was $379,000. This represents a decrease of $117,000 or 23.6% from interest expense of $496,000 for the three months ended September 30, 1997. Interest expense was comprised principally of interest on the Company's revolving credit facility and capital leases.

Six Months Ended September 30, 1998 Compared to Six Months Ended September 30, 1997
--------------------------------------------------------------------------------

          Net  sales  for  the  six  months  ended   September   30,  1998  were
$66,977,000, an increase of $16,522,000 or 32.7% over the six months ended September 30, 1997. The increase in net sales is primarily attributable to sales to one of the Company's largest customers of alternators for domestic vehicles in connection with the expansion of the Company's product line to include remanufactured products for domestic vehicles.

          Cost of goods sold increased over the periods by $14,537,000 or 35.9% from $40,464,000 to $55,001,000. The increase primarily is attributable to additional costs incurred with increased production and sales. As a percentage of net sales, cost of goods sold increased from 80.2% for the six months ended September 30, 1997 to 82.1% for the six months ended September 30, 1998. The increase as a percentage of net sales is attributable to (i) an increase in the Company's product mix of products for domestic vehicles, which tend to carry lower gross margins and (ii) pricing pressures.

          Selling, general and administrative expenses increased over the periods by $1,077,000 or 27.6% from $3,897,000 for the six months ended September 30, 1997 to $4,974,000 for the six months ended September 30, 1998. The increase resulted principally from the addition of certain personnel in the Company's information systems, sales and general accounting departments and generally in connection with the expansion of the Company's operations and increased production. As a percentage of net sales, these expenses decreased over the periods from 7.7% to 7.4%, reflecting the leveraging of these costs over the Company's increased net sales.

          For the six months ended September 30, 1998, interest expense, net of interest income, was $702,000. This represents a decrease of $190,000 or 21.3% over net interest expense of $892,000 for the six months ended September 30, 1997. Interest expense was comprised principally of interest on the Company's revolving credit facility and capital leases.

Liquidity and Capital Resources
-------------------------------

          The Company's recent operations have been financed principally from the net proceeds of the Company's public offering in November 1997, borrowings under its revolving credit facility and cash flow from operations. As of September 30, 1998, the Company's working capital was $82,685,000, including $3,117,000 of cash and cash equivalents.

          Net cash used in operating activities during the six months ended September 30, 1998 was $2,677,000. The principal use of cash during the six months related to an increase in inventory of $11,243,000 and a decrease in accounts payable and accrued expenses of $856,000 offset by a decrease in accounts receivable of $4,117,000. The increase in inventory and the decrease in accounts receivable was due principally to increased returns of cores from customers.

          Net cash used in investing activities during the six months ended September 30, 1998 and September 30, 1997 was $1,838,000 and $366,000,
respectively. During the six months ended September 30, 1998, the Company purchased $3,324,000 of property, plant and equipment, of which $1,486,000 was acquired under a capital lease.

          Net cash provided by financing activities in the six months ended September 30, 1998 and September 30, 1997 was $4,524,000 and $10,503,000,
respectively. The net cash provided by financing activities in the quarter ended September 30, 1998 primarily was attributable to increased borrowings of $4,809,000 under the Company's revolving credit facility.

          The Company has a credit agreement expiring in August 2001 with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount not exceeding $35,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the Bank's prime rate less .25% or LIBOR plus 1.00%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $7,500,000. At October 28, 1998, the outstanding balance on the credit facility was approximately $20,109,000.

          The Company's accounts receivable as of September 30, 1998 was $25,474,000, representing a decrease of $4,117,000 or 13.9% from accounts receivable on March 31, 1998. The decrease, notwithstanding the increase in net sales, reflects increased core returns from customers, which returns are credited to the customers against future purchases. The Company partially protects itself from losses due to uncollectible accounts receivable through an insurance policy with an independent credit insurance company at an annual premium of approximately $75,000. The Company's policy generally has been to issue credit to new customers only after the customers have been included to some extent under the coverage of its accounts receivable insurance policy. As of September 30, 1998, the Company's accounts receivable from its largest customer represented approximately 57% of all accounts receivable.

          The Company's inventory as of September 30, 1998 was $65,979,000, representing an increase of $11,243,000 or 20.5% over inventory as of March 31, 1998. This increase, as discussed above, primarily reflects the Company's anticipated growth in net sales in connection with domestic vehicles, increased core returns and, to a lesser extent, increased business from existing customers and the need to have sufficient inventory to support shorter lead times for deliveries to customers. Also, the Company continues to increase the number of SKUs sold requiring the Company to carry raw materials for this wider variety of parts.

Year 2000 Compliance
--------------------

          The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date- sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation and has recently selected a new information system, one benefit of which is expected to be year 2000 compliance. The new system is expected to cost approximately $1,800,000. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company and third parties upon which it relies are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to ensure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

                           PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders.

          The  annual  meeting  of  shareholders  of the  Company  was  held  on
September  9,  1998 for the  purpose  of:  (1)  electing  seven  directors;  (2)
approving a series of proposed amendments to the Company's By-Laws to: (a) classify the Board of Directors into three classes, each of which, after a transitional arrangement, will serve for three years, with one class being elected each year; (b) provide that directors may be removed only for cause and only (i) with the approval of the holders of at least 66 2/3% of the voting power of the then outstanding shares of capital stock of the Company entitled to vote generally in the election of directors, voting together as a single class, or (ii) with the approval of a majority of the entire Board of Directors; and
(c) provide that the shareholder vote required to amend or repeal the foregoing provisions of the By-Laws, or to adopt any provision inconsistent therewith, shall be 66 2/3% of the voting power of the Company entitled to vote generally in the election of directors; (3) approving an amendment to the Company's 1994 Stock Option Plan; and (4) ratifying the appointment of the Company's independent certified public accountant for the fiscal year ending March 31, 1999. Proxies for the meeting were solicited pursuant to Regulation 14A of the Securities Exchange Act of 1934 and there was no solicitation in opposition.

          The following directors were elected by the following vote:


                                                       Votes
                                                       -----
                                           For                      Withheld
                                           ---                      --------

Mel Marks                              4,264,988                    317,260
Richard Marks                          4,265,188                    317,060
Karen Brenner                          4,146,080                    436,168
Selwyn Joffe                           4,145,580                    436,668
Mel Moskowitz                          4,265,588                    316,660
Murray Rosenzweig                      4,265,588                    316,660
Gary Simon                             4,145,780                    436,468

          The proposal to approve a proposed amendment to the Company's By-Laws that would classify the Board of Directors into three classes, each of which, after a transitional arrangement, will serve for three years, with one class being elected each year, failed by the following vote:


                    For                                      Against
                    ---                                      -------
                 2,145,702                                  2,162,119

          The proposal to approve a proposed amendment to the Company's By-Laws that would provide that directors may be removed only for cause and only (i) with the approval of the holders of at least 66 2/3% of the voting power of the then outstanding shares of capital stock of the

Company entitled to vote generally in the election of directors, voting together as a single class, or (ii) with the approval of a majority of the entire Board of Directors, failed by the following vote:


                    For                                      Against
                    ---                                      -------
                 2,120,887                                  2,172,849

          The proposal to approve a proposed amendment to the Company's By-Laws that would provide that the shareholder vote required to amend or repeal the foregoing provisions of the By-Laws, or to adopt any provision inconsistent therewith, shall be 66 2/3% of the voting power of the Company entitled to vote generally in the election of directors, failed by the following vote:


                    For                                      Against
                    ---                                      -------
                 2,141,372                                  2,159,249

          The proposal to amend the Company's 1994 Stock Option Plan was approved by the following vote:


                    For                                      Against
                    ---                                      -------
                 4,348,579                                  1,321,075

          The proposal to ratify the appointment of the independent certified public accountant for the fiscal year ending March 31, 1999 was approved by the following vote:


                    For                                      Against
                    ---                                      -------
                 5,676,393                                    9,148

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  10.1 Credit Agreement, dated as of August 1, 1998, by and between the Company and Wells Fargo Bank, National Association.

                  27.1     Financial Data Schedule.

          (b)     Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K during the quarterly period ended September 30, 1998.

                                   SIGNATURES
                                   ----------


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MOTORCAR PARTS & ACCESSORIES, INC.


Dated:    November 13, 1998                    By: /s/  Peter Bromberg
                                                   -----------------------------
                                                        Peter Bromberg
                                                        Chief Financial Officer

                                  EXHIBIT INDEX
                                  --------------


Exhibit
Number                                  Description
-------                                 -----------

10.1                          Credit Agreement, dated as of August
                              1, 1998,  by and between the Company
                              and Wells Fargo Bank, National Association

27.1                          Financial Data Schedule