Form 10-Q
period 1998-12-31
MOTORCAR PARTS & ACCESSORIES INC
filed 1999-02-16
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1998.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)

                       New York                            11-2153962
          ------------------------------                 ---------------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification No.)

2727 Maricopa Street, Torrance, California                     90503
------------------------------------------                     -----
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

                        Yes      [X]           No       [ ]

There were 6,449,705 shares of Common Stock outstanding at February 9, 1999.

                          MOTORCAR PARTS & ACCESSORIES

                                      INDEX



PART I - FINANCIAL INFORMATION                                                                     Page

    Item 1.   Financial Statements

              Balance Sheets as of December 31, 1998 (unaudited)
                      and March 31, 1998............................................................3

              Statements of Operations (unaudited) for the nine and three month periods ended December 31, 1998 and 1997......................................4

              Statements of Cash Flows (unaudited) for the nine month
                      periods ended December 31, 1998 and 1997......................................5

              Notes to Financial Statements (unaudited).............................................7

    Item 2.   Management's Discussion and Analysis
              of Financial Condition and Results of Operations......................................9


PART II - OTHER INFORMATION

    Item 6.   Exhibits and Reports on Form 8-K.....................................................13

              Signatures...........................................................................14


                         PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.
                       MOTORCAR PARTS & ACCESSORIES, INC.
                                 Balance Sheets


                                         A S S E T S                                     December 31,       March 31,
                                                                                             1998             1998
                                                                                         ------------       ---------
                                                                                         (Unaudited)
Current assets:
   Cash and cash equivalents....................................................       $   3,210,000     $  3,108,000
   Accounts receivable - net....................................................          23,631,000       29,591,000
   Inventory....................................................................          71,968,000       54,736,000
   Prepaid expenses and other current assets....................................           1,488,000        1,862,000
                                                                                        ------------     ------------
          Total current assets..................................................         100,297,000       89,297,000

Plant and equipment - net.......................................................          12,052,000        7,141,000
Other assets....................................................................           1,641,000        1,807,000
                                                                                        ------------     ------------
          T O T A L.............................................................        $113,990,000      $98,245,000
                                                                                        ============      ===========

                                    L I A B I L I T I E S
Current liabilities:
   Current portion of capital lease obligations.................................       $     814,000    $     395,000
   Accounts payable and accrued expenses........................................          10,123,000       11,816,000
   Income taxes payable.........................................................           2,955,000        1,592,000
   Deferred income tax liability................................................             211,000          161,000
                                                                                       -------------      ------------
          Total current liabilities.............................................          14,103,000       13,964,000

Long-term debt..................................................................          22,127,000       13,983,000
Other liabilities...............................................................           1,359,000        1,163,000
Capitalized lease obligations less current portion..............................           3,020,000          602,000
Deferred income tax liability...................................................             506,000          406,000
                                                                                       -------------     -------------
          T O T A L.............................................................       $  41,115,000      $30,118,000
                                                                                       -------------     -------------

                                    SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized;
    none issued.................................................................
Common stock; par value $.01 per share, 20,000,000 shares authorized;
    6,450,000 shares issued and outstanding at December 31, 1998 and
    6,428,000 shares issued and outstanding at March 31, 1998...................              64,000           64,000
Additional paid-in capital......................................................          51,115,000       50,927,000
Unearned portion of compensatory stock options..................................                   0          (48,000)
Accumulated foreign currency translation adjustment.............................             (65,000)         (57,000)
Retained earnings...............................................................          21,761,000       17,241,000
                                                                                       -------------      -----------
          Total shareholders' equity............................................          72,875,000       68,127,000
                                                                                       -------------      -----------
          T O T A L.............................................................        $113,990,000      $98,245,000
                                                                                        ============      ===========

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                            Statements of Operations
                                   (Unaudited)



                                                           Nine Months Ended              Three Months Ended
                                                             December 31,                     December 31,
                                                            --------------                   -------------

                                                        1998           1997               1998            1997
                                                       ------         ------             ------           -----

Income:
   Net sales.....................................       $97,522,000    $80,923,000    $30,545,000      $30,468,000
                                                        -----------    -----------    -----------      -----------

Operating expenses:
   Cost of goods sold............................        80,413,000     65,303,000     25,412,000       24,839,000
   Research and development......................           715,000        428,000        210,000          161,000
   Selling, general and administrative...........         7,564,000      6,125,000      2,590,000        2,228,000
   Acquisition costs.............................           336,000              0        336,000                0
                                                        -----------     ----------    -----------     ------------

          Total operating expenses...............        89,028,000     71,856,000     28,548,000       27,228,000
                                                        -----------     ----------    -----------     ------------


Operating income.................................         8,494,000      9,067,000      1,997,000        3,240,000
Interest expense -- net..........................         1,121,000      1,304,000        419,000          412,000
                                                       ------------    -----------    -----------     ------------


Income before income taxes.......................         7,373,000      7,763,000      1,578,000        2,828,000
Provision for income taxes.......................         2,853,000      3,030,000        626,000        1,106,000
                                                       ------------    -----------  -------------     -----------

Net income ......................................        $4,520,000     $4,733,000    $   952,000       $1,722,000
                                                         ==========     ==========    ===========       ==========

Basic net income per share.......................             $0.70          $0.90          $0.15            $0.30
                                                              =====          =====          =====            =====

Weighted average number of shares
    outstanding -- basic.........................         6,431,000      5,254,000      6,436,000        5,704,000

Diluted income per share.........................             $0.70          $0.87          $0.15            $0.29
                                                              =====          =====          =====            =====

Weighted average number of shares                         6,502,000      5,442,000      6,485,000        5,870,000
   outstanding - diluted.........................

                 The accompanying notes to financial statements
                          are an integral part hereof.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                      Statements of Cash Flows (Unaudited)



                                                                                Nine Months Ended December 31,
                                                                                ------------------------------
                                                                                 1998                1997
                                                                                ------              ------

Cash flows from operating activities:
   Net income..........................................................         $4,520,000         $4,733,000
   Adjustments to reconcile net income to net cash
     (used in) operating activities:
     Non-cash charge for compensatory stock options
     issued............................................................             48,000            113,000
       Depreciation and amortization...................................          1,456,000            795,000
       (Increase) decrease in:
         Accounts receivable...........................................          5,960,000         (2,996,000)
         Inventory.....................................................        (17,232,000)       (17,693,000)
         Prepaid expenses and other current assets.....................            374,000           (359,000)
         Other assets..................................................            166,000            542,000
       Increase (decrease) in:
         Accounts payable and accrued expenses.........................         (1,693,000)        (2,748,000)
         Income taxes payable..........................................          1,363,000            382,000
         Other liabilities.............................................            196,000            299,000
         Deferred income taxes.........................................            150,000                  0
                                                                               -----------     --------------

             Net cash (used in) operating activities...................         (4,692,000)       (16,932,000)
                                                                                -----------       ------------


Cash flows from investing activities:
   Purchase of property, plant and equipment...........................         (3,047,000)        (2,556,000)
   Change in investments...............................................                  0          1,874,000
                                                                                -----------       ------------

             Net cash (used in)
                  investing activities.................................         (3,047,000)          (682,000)
                                                                                -----------       ------------

Cash flows from financing activities:
   Net increase (decrease) in line of credit...........................          8,144,000         (3,463,000)
   Payments on capital lease obligation................................           (491,000)          (585,000)



                            (continued on next page)



                                                                                Nine Months Ended December 31,
                                                                                ------------------------------
                                                                                  1998                 1997
                                                                                 -----------        ----------
   Proceeds from exercise of warrants and stock options................              188,000           765,000
   Proceeds from public offerings......................................                    0        19,859,000
                                                                                ------------        ----------

         Net cash provided by financing activities.....................            7,841,000        16,576,000
                                                                                   ---------        ----------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS.....................................................              102,000        (1,038,000)


Cash and cash equivalents - beginning of period........................            3,108,000         3,539,000
Beginning cash balance of pooled entity ...............................                    0           124,000
                                                                                ------------     -------------

CASH AND CASH EQUIVALENTS - END OF
   PERIOD..............................................................           $3,210,000        $2,625,000
                                                                                  ==========        ==========

Supplemental  disclosures  of cash flow  information:
Cash paid during the year for:
     Interest..........................................................           $1,092,000        $1,392,000
     Income taxes......................................................           $1,340,000        $2,726,000
   Noncash investing and financing activities:
     Property acquired under capital lease.............................           $3,328,000        $        0

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

[1]      Principles of consolidation:

         The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries as of December 31, 1998. All significant intercompany accounts and transactions have been eliminated in consolidation.

[2]      Basis of presentation:

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes  required by generally  accepted  accounting  principles  for complete financial statements. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended December 31, 1998 are not necessarily indicative of the results that may be expected for the year ending March 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 1998.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                    Notes to Financial Statements (Unaudited)


(NOTE B)- Inventory:

         Inventory is comprised of the following:

                                                                 December 31, 1998      March 31, 1998
                                                                 -----------------      --------------

           Raw materials..................................           $ 41,458,000         $ 28,609,000

           Work-in-process................................              6,690,000            7,066,000

           Finished goods.................................             23,820,000           19,061,000
                                                                    -------------        -------------

                        T o t a l.........................           $ 71,968,000         $ 54,736,000
                                                                     ============         ============


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.


Results of Operations
---------------------


                                                          Nine Months Ended         Three Months Ended
                                                            December 31,               December 31,
                                                           --------------             -------------

                                                      1998          1997              1998        1997
                                                      ----          ----              ----        ----

Net sales.......................................     100.0%        100.0%            100.0%      100.0%
Cost of goods sold..............................       82.5         80.7              83.2        81.5
                                                     ------        ------             -----      ------

Gross profit....................................       17.5         19.3              16.8        18.5
Research and development........................        0.7          0.5               0.7         0.6
Selling, general and administrative
    expenses....................................        7.8          7.6               8.5         7.3
Acquisition costs...............................        0.3          0.0               1.1         0.0
                                                     ------        ------            ------      ------

Operating income................................        8.7         11.2               6.5        10.6
Interest expense - net of
    interest income.............................        1.1          1.6               1.3         1.3
                                                     ------        ------            ------      ------

Income before income taxes......................        7.6          9.6               5.2         9.3
Provision for income taxes......................        3.0          3.8               2.1         3.6
                                                     ------        ------            ------      ------

Net income......................................       4.6%         5.8%              3.1%        5.7%
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

Three Months Ended December 31, 1998 Compared to Three Months Ended December 31,
--------------------------------------------------------------------------------
1997
----

          Net sales for the three months ended December 31, 1998 were $30,545,000, an increase of $77,000 or 0.3% over the three months ended December 31, 1997. The increased net sales reflects the Company's rapid growth and increased market share in the domestic vehicles business as offset by a one-time re-calendarization of purchasing patterns by a significant customer in the import vehicles business during the third quarter.

          Cost of goods sold increased over the periods by $573,000 or 2.3% from $24,839,000 to $25,412,000. The increase primarily is attributable to additional costs incurred with increased production and sales. As a percentage of net sales, cost of goods sold increased to 83.2% for the three months ended December 31, 1998 as compared to 81.5% for the three months ended December 31, 1997. The increase as a percentage of net sales is attributable to (i) an increase in the Company's product mix of products for domestic vehicles, which tend to carry lower gross margins and (ii) pricing pressures.

          Selling, general and administrative expenses increased over the periods by $362,000 or 16.2% from $2,228,000 for the three months ended December 31, 1997 to $2,590,000 for the three months ended December 31, 1998. The increase resulted principally from the addition of certain personnel in the Company's information systems, sales and accounting departments and generally in connection with the expansion of the Company's operations and increased production. As a percentage of net sales, these expenses increased over the periods from 7.3% to 8.5%, reflecting the increase in the amount of these expenses without any significant increase in net sales, for the reasons discussed above.

          For the three months ended December 31, 1998 interest expense net of interest income was $419,000. This represents an increase of $7,000 or 1.7% over net interest expense of $412,000 for the three months ended December 31, 1997. Interest expense was comprised principally of interest on the Company's revolving credit facility and capital leases.

Nine Months Ended  December 31, 1998 Compared to Nine Months Ended  December 31,
--------------------------------------------------------------------------------
1997
----
          Net sales for the nine months ended December 31, 1998 were $97,522,000, an increase of $16,599,000 or 20.5% over the nine months ended December 31, 1997. The increased net sales reflects the Company's rapid growth and increased market share in the domestic vehicles business as partially offset by a one-time re-calendarization of purchasing patterns by a significant customer in the import vehicles business during the third quarter.

          Cost of goods sold increased over the periods by $15,110,000 or 23.1% from $65,303,000 to $80,413,000. The increase primarily is attributable to additional costs incurred with increased production and sales. As a percentage of net sales, cost of goods sold increased to 82.5% for the nine months ended December 31, 1998 as compared to 80.7% for the nine months ended December 31, 1997. The increase as a percentage of net sales is attributable to (i) an increase in the Company's product mix of products for domestic vehicles, which tend to carry lower gross margins and (ii) pricing pressures.

          Selling, general and administrative expenses increased over the periods by $1,439,000 or 23.5% from $6,125,000 for the nine months ended December 31, 1997 to $7,564,000 for the nine months ended December 31, 1998. The increase resulted principally from the addition of certain personnel in the Company's information systems, sales and accounting departments and generally in connection with the expansion of the Company's operations and increased production. As a percentage of net sales, these expenses increases slightly over the periods from 7.6% to 7.8%.

          For the nine months ended December 31, 1998 interest expense net of interest income was $1,121,000. This represents a decrease of $183,000 or 14.0% over net interest expense of $1,304,000 for the nine months ended December 31, 1997. Interest expense was comprised principally of interest on the Company's revolving credit facility and capital leases.

Liquidity and Capital Resources
-------------------------------

          The Company's recent operations have been financed principally from the net proceeds of the Company's public offering in November 1997, borrowings under its revolving credit facility and cash flow from operations. As of December 31, 1998, the Company's working capital was $86,194,000, including $3,210,000 of cash and cash equivalents.

          Net cash used in operating activities during the nine months ended December 31, 1998 was $4,692,000. The principal use of cash during the nine months related to an increase in inventory of $17,232,000 and a decrease in accounts payable and accrued expenses of $1,693,000 offset by a decrease in accounts receivable of $5,960,000. The increase in inventory and the decrease in accounts receivable was due principally to increased returns of cores from customers.

          Net cash used in investing activities during the nine months ended December 31, 1998 and December 31, 1997 was $3,047,000 and $682,000,
respectively. During the nine months ended December 31, 1998, the Company purchased $6,375,000 of plant and equipment, of which $3,328,000 was acquired under a capital lease.

          Net cash provided by financing activities in the nine months ended December 31, 1998 and December 31, 1997 was $7,841,000 and $16,576,000,
respectively. The net cash provided by financing activities in the quarter ended December 31, 1998 primarily was attributable to increased borrowings of $8,144,000 under the Company's revolving credit facility. The net cash provided by financing activities in the prior nine-month period reflected the receipt of net proceeds in the amount of approximately $19,900,000 from the Company's public offering in November 1997.

          The Company has a credit agreement expiring in August 2001 with Wells Fargo Bank, National Association (the "Bank") that provides for a revolving credit facility in an aggregate principal amount not exceeding $35,000,000, which credit facility is secured by a lien on substantially all of the assets of the Company. The credit facility provides for an interest rate on borrowings at the Bank's prime rate less .25% or LIBOR plus 1.00%. Under the terms of the credit facility and included in the maximum amount thereunder, the Bank will issue letters of credit and banker's acceptances for the account of the Company in an aggregate amount not exceeding $7,500,000. At January 28, 1999, the outstanding balance on the credit facility was approximately $23,500,000.

          The Company's accounts receivable as of December 31, 1999 was $23,631,000, representing a decrease of $5,960,000 or 20.1% from accounts receivable on March 31, 1998. The decrease, notwithstanding the increase in net sales, reflects increased core returns from customers, which returns are credited to the customers against future purchases. The Company partially protects itself from losses due to uncollectible accounts receivable through an insurance policy with an independent credit insurance company at an annual premium of approximately $75,000. The Company's policy generally has been to issue credit to new customers only after the customers have been included to some extent under the coverage of its accounts receivable insurance policy. As of December 31, 1998, the Company's accounts receivable from its largest customer represented approximately 53% of all accounts receivable.

          The Company's inventory as of December 31, 1998 was $71,968,000, representing an increase of $17,232,000 or 31.5% over inventory as of March 31, 1998. This increase, as discussed above, primarily reflects the Company's anticipated growth in net sales in connection with domestic vehicles, increased core returns and, to a lesser extent, increased business from existing customers and the need to have sufficient inventory to support shorter lead times for deliveries to customers. Also, the Company continues to increase the number of SKUs sold requiring the Company to carry raw materials for this wider variety of parts.

Year 2000 Compliance
--------------------

          The Company is working to resolve the potential impact of the year 2000 on the ability of the Company's computerized information systems to accurately process information that may be date-sensitive. Any of the Company's programs that recognize a date using "00" as the year 1900 rather than the year 2000 could result in errors or system failures. The Company utilizes a number of computer programs across its entire operation and has recently selected a new information system, one benefit of which is expected to be year 2000 compliance. The Company has not completed its assessment, but currently believes that costs of addressing this issue will not have a material adverse impact on the Company's financial position. However, if the Company is unable to address this issue in a timely manner, it could result in a material financial risk to the Company. As a backup plan, the Company has spent approximately $40,000 to upgrade its current computer system to meet year 2000 compliance requirements and to ensure that any date recognition problems with its new computer system will not result in errors or system failures. The Company conducts business with a number of third parties and has not completed its assessment of year 2000 compliance with such third parties. If such third parties are unable to address this issue in a timely manner, it could result in a material financial risk to the Company. In order to ensure that this does not occur, the Company plans to devote all resources required to resolve any significant year 2000 issues in a timely manner.

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

                           PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          (a)     Exhibits:

                  27.1 Financial Data Schedule.

          (b)     Reports on Form 8-K

                  The Company has not filed any reports on Form 8-K during the quarterly period ended December 31, 1998.

                                   SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              MOTORCAR PARTS & ACCESSORIES, INC.


Dated:    February 16, 1999                          By: /s/ Peter Bromberg
                                                        ------------------------
                                                         Peter Bromberg
                                                         Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit
Number                             Description
------                             ------------

27.1                          Financial Data Schedule