Form 10-K405
period 2001-03-31
MOTORCAR PARTS & ACCESSORIES INC
filed 2001-06-29
CIK 918251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR - ENDED MARCH 31, 2001.

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

                           Commission File No. 0-23538

                       MOTORCAR PARTS & ACCESSORIES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)

      NEW YORK                                          11-2153962
      --------                                          ----------
    (State or other jurisdiction                      (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

  2929 CALIFORNIA STREET, TORRANCE, CALIFORNIA                  90503
  --------------------------------------------                  -----
   (Address of principal executive offices)                    Zip Code

Registrant's telephone number, including area code:      (310) 212-7910
                                                         --------------

Securities registered under Section 12(b) of the Act:    NONE
                                                         ----

Securities registered under Section 12(g) of the Act:    COMMON STOCK, $.01 PAR
                                                         VALUE
                                                         ----------------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes                 No   X
                                 -----              -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. [X]

Issuer's revenues for its most recent fiscal year: $160,699,000

The aggregate market value, calculated on the basis of the average bid and asked prices of such stock on the National Association of Securities Automated Quotation System, of Common Stock held by non-affiliates of the Registrant as of June 15, 2001 was approximately $8,398,592.

There were 6,460,455 shares of Common Stock outstanding at March 31, 2001.

                       MOTORCAR PARTS & ACCESSORIES, INC.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

The Company is a leading remanufacturer of replacement alternators and starters for imported and domestic cars and light trucks in the United States and Canada. The Company's full line of alternators and starters are remanufactured for vehicles imported from Japan, Germany, Sweden, England, France, Italy and Korea and, more recently, for domestic vehicles. The imported vehicles for which the Company remanufactures alternators and starters also include vehicles produced by General Motors, Chrysler and Ford that are originally equipped with components produced by foreign manufacturers, and "transplants", which are manufactured in the United States by Toyota, Nissan, Honda, Mazda and other foreign manufacturers. The Company also assembles and distributes ignition wire sets for imported and domestic cars and light trucks.

The Company's products are sold throughout the United States to many of the nation's largest chains of retail automotive stores, including AutoZone, CSK Automotive, The Pep Boys, O'Reilly Automotive, and throughout Canada to that country's largest chain of automotive stores, Canadian Tire. The Company also supplies remanufactured alternators and starters to General Motors packaged in General Motors private label, AC Delco. During the last several years, the Company's marketing and sales efforts have been principally geared toward the retail automotive chains, which the Company believes is the fastest growing segment of the automotive after-market industry, and General Motors. During fiscal 2001 and 2000, approximately 97% and 89% respectively, of the Company's sales were to retail automotive chains comprised of approximately 6,000 stores and General Motors. The balances of sales went primarily to large warehouse distributors and smaller retail chains.


THE AUTOMOTIVE AFTER-MARKET INDUSTRY

The automotive after-market for alternators and starters has grown in recent years. The Company believes that this growth has resulted from, among other trends, (I) the increased number of vehicles in use, (II) the increased number of miles driven each year and (III) the growth in the number of vehicles at their prime repair age of four years and older. Based upon market information it has reviewed, the Company believes the average age of vehicles in operation in the United States and Canada has grown to 11.7 years - up from 9.6 years just 5 years ago.

Two distinct groups of end-users buy replacement automotive parts: (I) individual "do-it-yourself" consumers; and (II) professional "do-it-for-me" installers. The individual consumer market is typically supplied through retailers and retail arms of warehouse distributors. Automotive repair shops generally purchase parts through local independent parts wholesalers, through national warehouse distributors and, at a growing rate, through automotive parts retailers. It is through efforts by automotive parts retailers to expand that the Company sees a portion of its future growth being realized.

The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. To respond to this market development, the Company has had to increase the number of inventory items it maintains in stock. The technology used in alternators and starters has become more advanced in response to the installation in vehicles of an increasing number of electrical components such as cellular telephones, electrically powered windows, air conditioning equipment, radio and stereo systems and audio/visual equipment. Consequently, per unit sale prices have increased for such alternators and starters.

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


COMPANY PRODUCTS

The Company's primary products are remanufactured replacement alternators and starters for both imported and domestic cars and light trucks. The Company also assembles and distributes ignition wire sets for the automotive after-market for use in a wide variety of makes and models of vehicles. During fiscal year 2001 and 2000, sales of replacement alternators and starters constituted 99% and 98%, respectively, of the Company's fiscal year 2001 and 2000 total sales. The balance of the Company's sales was attributable to sales of wire sets. Alternators, starters and ignition wire sets are essential components in all makes and models of vehicles. These products constitute non-elective replacement parts, which are required for a vehicle to operate. Approximately 99% of the Company's products are sold for resale under customer private labels, with the remaining 1% being sold under the Company's brand name, which includes the use of its registered trademark, "MPA". Customers that sell the Company's products under private label include, AutoZone, CSK Automotive, The Pep Boys, O'Reilly Automotive, Canadian Tire and General Motors.

The Company's alternators and starters are produced to meet or exceed automobile manufacturer specifications. The Company remanufactures a broad assortment of alternators and starters in order to accommodate the numerous and increasing varieties of these products currently in use. The Company currently provides a full line of approximately 1,165 different alternators and 744 different starters. The Company's alternators and starters are provided for virtually all foreign and domestic manufacturers.


CUSTOMERS AND CUSTOMER CONCENTRATION

The Company's products are marketed throughout the United States and Canada. The Company's customers consist of many of the largest chains of retail automotive stores and automotive warehouse distributors in the United States. The Company also sells its products to Canada's largest chain of retail automotive stores, Canadian Tire. The Company services automotive retail chain store accounts representing approximately 6,000 retail outlets.

Many of the largest chains of retail automotive stores in the United States obtain their imported car alternators and starters from the Company. Consequently, a significant percentage of the Company's sales have been concentrated among a relatively small number of customers. The Company's three largest customers accounted for approximately 53%, 11% and 5%, respectively, of total net sales during fiscal 2001. Similarly, during fiscal 2000, the Company's three largest customers accounted for approximately 48%, 7% and 4%, respectively, of total net sales. During each of the last two fiscal years, AutoZone was the Company's largest customer and CSK Automotive was its second largest customer. There can be no assurance that this concentration of sales among customers will not continue or conversely will increase in the future. The loss of a significant customer or substantial decrease in sales to such a customer would have a material adverse effect on the Company's sales and operating results. In addition, customers may demand price concessions or product returns and allowances from the Company that could adversely affect profit margins. The Company's arrangements with most of its customers are based principally on the receipt of purchase orders; any long-term, written contracts, generally may be terminated by customers upon short notice. As of May 1, 2001, the backlog that the Company believes to be firm was approximately $8,032,000.


OPERATIONS OF THE COMPANY

CORES

In its remanufacturing operations, the Company obtains used alternators and starters, commonly known as "cores", which are sorted by make and model and stored until needed. When needed for remanufacturing, the cores are completely disassembled into component parts. Components, which can be incorporated into the remanufactured product, are thoroughly cleaned, tested and refinished. All components known to be subject to major wear and those components determined not to be reusable or repairable, are replaced by new components. The unit is then reassembled on an assembly line into a finished product. Inspection and testing are conducted at various stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Components of cores which are not used by the Company in its remanufacturing process are sold as scrap.

The majority of the cores remanufactured by the Company are obtained from customers as trade-ins, which are credited against future purchases. The Company's customers encourage consumers to exchange their used units at the time of purchase through the use of credits. To a lesser extent, the Company also purchases cores in the open market from core brokers, who are dealers specializing in buying and selling cores. Although the Company believes that the open market does not and will continue not to be a primary source of cores, this market offers a supplemental source for maintaining stock balance. Other materials and components used in remanufacturing are also purchased in the open market. The ability to obtain cores of the types and quantities required by the Company is essential to the Company's ability to meet demand.

The price of a finished product generally is comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing ("value added"). Upon receipt of a core as a trade-in, credit is generally given to the customer for the core value originally invoiced with respect to that core. Typically, the core value credit given to a customer exceeds the market value of the core accepted as a trade-in. The Company generally limits trade-ins, to cores sold to the specific customer, which are in remanufacturable condition. Core values fluctuate on the basis of several economic factors, including market availability, seasonality and demand.


PRODUCTION PROCESS

The initial step in the Company's remanufacturing process begins with the receipt in boxed quantities of cores from various sources, including trade-ins from customers and purchases in the open market. The cores are assessed and evaluated for inventory control purposes and then sorted by part number upon release for remanufacturing. Each core is completely disassembled into all of its fundamental components. The components are cleaned in a process that employs customized equipment and cleaning materials. The cleaning process is accomplished in accordance with the required specifications of the particular unit.

After the cleaning process is complete, the component parts are inspected and tested as prescribed by the Company's rigorous and QS 9000 approved quality control program. (Note: QS 9000 is an internationally recognized automotive quality system certification.) This program, which is implemented throughout the operational process, is known as statistical process control. Upon passage of all tests, the components are placed on an automatic conveyor for assembly into the required units. The assembly process is monitored by designated quality control personnel. Each fully assembled unit is then subjected to additional testing to ensure performance and quality. Finished products are then either stored in the Company's warehouse facility or packaged for immediate delivery. To maximize manufacturing efficiency, the Company stores component parts ready for assembly in its warehousing facilities. The Company's management information systems, including hardware and software, facilitate the remanufacturing process from cores to finished products. The complete remanufacturing process from receipt of a core, to core disassembly through final assembly and testing takes approximately four days.

The Company generally assembles ignition wires from components manufactured by third parties. The assembly process involves the cutting of predetermined lengths of wire, which have been manufactured to the Company's specifications, and the attaching of terminals to the ends of such wire. The final product is ultimately tested and packaged under the customer's private labels.

The Company conducts business through two, wholly owned foreign subsidiaries, MVR Products Pte Limited ("MVR"), which operates a shipping and receiving warehouse, testing facility and maintains office space in Singapore and Unijoh Sdn, Bhd ("Unijoh"), which conducts remanufacturing operations in Malaysia, similar to those conducted by the Company at its remanufacturing facility in Torrance. These foreign operations are conducted with quality control standards and other internal controls similar to those currently implemented at the Company's remanufacturing facilities in Torrance. The facilities of MVR and Unijoh are located approximately one hour drive apart. The Company believes that the operations of its foreign subsidiaries are important because of the lower labor costs experienced by these entities in the same remanufacturing process. The foreign subsidiaries produced in fiscal year 2001 and 2000 approximately 197,000 and 208,000 units, respectively, or about 9% of the Company's total production for both years.


PRODUCT WARRANTY

The Company has a warranty policy that it believes is typical for the remanufactured automotive replacement parts industry. A manufacturer typically provides a product warranty that is honored whether or not the purchaser continues to do business with the manufacturer. The Company only accepts product warranties from on-going customers. If a customer ceases doing business with the Company, the Company recognizes no further obligations to that customer with respect to product warranties and no additional warranty returns would be accepted by the Company under industry practice. The customer would ordinarily send any returnable products to a new remanufacturer maintaining the same policy, which remanufacturer would accept the product warranty and grant appropriate credits regardless of whether the units were originally purchased from that new remanufacturer. The Company generally follows this industry practice and provides the same warranty and trade-in rights when it takes over businesses that had previously been supported by another remanufacturer.

As a result of the product warranty policy, the Company accounts for product warranties on a current basis. No reserve is made for future product warranties since there is no on-going obligation to accept such warranties in the absence of continuing sales to the returning customer. The Company believes that its warranty rate has been consistent with the defect rates generally experienced in its industry.


MARKETING AND DISTRIBUTION

The Company markets and distributes its products regionally through salaried personnel. The Company's products are sold principally under private label names.

Approximately 97% of the Company's sales are to chains or retail stores, which the Company believes constitutes the dominant distribution channel in the Company's market and General Motors. Products are delivered directly by or on behalf of the Company to the chain's distribution centers which then deliver the merchandise directly to the retail stores for purchase by consumers or, in the case of General Motors, to its Service Parts
Organization for distribution to its dealers. The Company believes that it has obtained significant marketing and distribution, as well as manufacturing, efficiencies by focusing its sales efforts to chains of automotive retail stores.

The Company prepares and publishes a comprehensive catalog of its starters and alternators and a detailed technical glossary and explanation guide. The Company believes that it maintains one of its market's most extensive catalog and product identification systems, offering one of the widest varieties of alternators and starters available in that market. The Company further believes that certain of its customers' use of and reliance on the catalog and product identification system provide incentives to those customers to continue to purchase products from the Company.


CHANGE IN ACCOUNTING FOR INVENTORY; STOCK ADJUSTMENTS

Effective April 1, 1999, management adopted a new methodology for accounting for inventory. Management believes that the new methodology better reflects the economics of its business while providing a better measurement under generally accepted accounting principles. Under the Company's new accounting methodology, in recording core inventory at the lower of cost or market, the Company determines the market value based upon comparisons to current core broker prices. Beginning with fiscal year 2001, management refined this policy to reduce the standard cost for cores when purchases of any particular core is greater than 25% of the total number of that particular core on hand. Such values are normally less than the core value credited to customers' accounts when cores are returned to the Company as trade-ins. In prior years, when the Company valued its inventory at the lower of cost or market, cost was determined using an average weighted cost method and the market value of cores was determined by the weighted average of the repurchase price of cores acquired from the Company's customers and the price of cores purchased from core brokers. Additionally, management reviews core inventory to identify excess quantities and maturing product lines. An allowance for obsolescence is provided to reduce the carrying (market) value of inventory to its estimated market value.

In addition to the change in its Company's policy of accounting for cores, the Company recently modified its accounting for stock adjustments. Under the terms of certain Company agreements with its customers and industry practice, the Company's customers from time to time are allowed stock adjustments when the inventory level of certain product lines exceed their anticipated levels of sales to their end-user customers. These adjustments are made by the Company's acceptance into inventory of these customer's overstocks, and they do not come at any specific time during the year and can have a distorting effect on the financial statements.

Historically, the Company charged a portion of stock adjustment returns against net sales and expensed the balance as cost of goods sold when the returns were made. In the third quarter of fiscal 2001, because of an unprecedented large return from one customer the Company recognized adjustments of $898,000. Due to current and expected changes in customer return practices, in the fourth quarter of fiscal 2001, the Company began to provide for a monthly $75,000 allowance to address the anticipated impact of stock adjustments. The adjustments recognized and the allowance that was established resulted in gross profit and net income decreasing by $1,123,000 during fiscal year 2001. Currently, the Company accrues $75,000 monthly and the costs associated with stock adjustments are charged against this allowance. This allowance will be reviewed quarterly looking back at a rolling 12 months to determine if the monthly accrual should be adjusted. Use of this estimating technique in fiscal 2000 would not have had a material impact on the Company's results of operation.

SEASONALITY OF BUSINESS

Due to the nature and design as well as the current limits of technology, alternators and starters traditionally fail when operating in extreme conditions. That is, during summer months, when the temperature typically increases over a sustained period of time, alternators and starters are more apt to fail and thus, an increase in demand for the Company's products typically occurs. Similarly, during winter months, when the temperature is colder, alternators and starters tend to fail and require replacing immediately, since these parts are mandatory for the operation of the vehicle. As such, summer months tend to show an increase in overall volume with a few spikes in the winter.


COMPETITION

The automotive after-market industry of remanufacturers and rebuilders of alternators and starters for imported and domestic cars and light trucks is highly competitive. The Company's competitors include two other large remanufacturers and a number of small regional rebuilders. In addition, one of the Company's competitors is a division of an entity also engaged in other businesses which has substantially greater resources than those of the Company.

Retailers of replacement automotive parts for sale are constrained to a finite amount of space in which to display and stock products. Consequently, the reputation for quality and customer service, which a supplier enjoys, is a significant factor in a purchaser's decision as to which product lines to carry in the limited space available. The Company believes that these factors favor the Company, which provides quality replacement automotive products, rapid and reliable delivery capabilities and promotional support. In this regard, there is increasing pressure from customers, particularly large ones, for the Company to provide "just-in-time" delivery, which allows delivery on an as-needed basis to promptly meet customer orders. The Company believes that its ability to provide "just-in-time" delivery distinguishes it from many of its competitors and provides a competitive advantage and may also represent a barrier to entry to current or future competitors.

In addition, price is a very important competitive factor. The concentration of the Company's sales among a small group of customers has increasingly limited the Company's ability to negotiate price increases for its products.

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


GOVERNMENTAL REGULATION

The Company's operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. The Company believes that its business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Potentially significant expenditures, however, could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.


EMPLOYEES

The Company has approximately 834 full-time employees. Of the Company's employees, 37 are considered administrative personnel and 9 are sales personnel. None of the Company's employees is a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

ITEM 2.  PROPERTIES

The Company presently maintains facilities in Torrance, California, and Nashville, Tennessee. The Company is in the process of consolidating its Torrance, California operations into one building. Previously, the Company occupied space in two separate facilities in Torrance, containing an aggregate of approximately 350,000 square feet. When the consolidation is complete, the Company will occupy space in one building encompassing approximately 227,000 square feet. The lease on this 227,000 square foot building provides for monthly rent of $64,771 and expires on March 31, 2002 with two (2) exercisable five year extensions. The Company is actively pursuing other tenants to sublease the remaining term of its lease on the building being vacated, which runs through March 31, 2002 and provides for monthly rent of $47,601 per month. The Company believes that cost and efficiencies realized from being located in a single building were equally the reason for this consolidation. When the consolidation is complete, the Company believes that its facilities will be sufficient to satisfy its foreseeable production requirements.

In September 1998, the Company entered into a lease for a 59,000 square foot warehouse and distribution facility in Nashville, Tennessee to service the Company's East Coast and Southern markets. Due to changes in the way the Company conducts business with these customers, the Nashville facility is no longer necessary and is in the process of being closed down. All warehouse and distribution functions have ceased; only the assembly of spark plug wire sets continues, along with an office for support staff, in Nashville. The Company is attempting to find a tenant to sublease the remaining portion of its lease on the Nashville facility, which carries with it a monthly rental of $18,545 and expires on December 31, 2001. There can be no assurance that the Company will be able to release its California and Tennessee facilities before its leases expire.

In connection with the consolidation of the Company's operations described in the preceding paragraphs, the Company established a restructuring reserve of $914,000 at the end of fiscal 2001.

In addition, the Company has facilities at its subsidiary locations in Malaysia and Singapore. The Company is considering moving the assembly of spark plug wire sets to Malaysia during the second half of the current fiscal year.


ITEM 3.  LEGAL PROCEEDINGS

The Company is a defendant in a class action lawsuit pending in the United States District Court, Central District of California, Western Division. The complaint in the class action alleges that, over a three year period, the Company misstated earnings in violation of securities laws. The complaint seeks damages on behalf of all investors who purchased common stock of the Company from August 1, 1996 to July 30, 1999. The Company's directors and officers insurance carrier has also filed a claim against the Company and certain of its officers that seeks to rescind coverage for the claims made against the Company and certain of its officers in the class action lawsuit and the related insurance litigation. The Company, counsel for the class action plaintiffs and counsel for the insurance carrier have entered into a proposed settlement agreement. The terms of the proposed settlement, which is subject to court approval, include payment of $7,500,000 to the plaintiffs in the class action. Of this amount, $6,000,000 would be paid by the Company's directors and officers insurance carrier, and the balance would be paid by the Company. In connection with the payment by the insurance carrier, the Company's directors and officers insurance coverage would be cancelled. In addition, all parties would exchange releases.

To finance the Company's portion of the settlement plan, the Company and Mel Marks, the Company's founder and a board member, have entered into the stock purchase agreement. Under the terms of this agreement, Mr. Marks has agreed to purchase shares of the Company's common stock, and the total purchase price for this stock would be $1,500,000. The price per share is $1.00. The valuation firm that the Company engaged to evaluate the fairness of the transaction concluded that this price per share is fair to the Company's shareholders, from a financial point of view. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date that Mr. Marks agreed to provide $1,500,000 to the Company to finance a portion of the class action settlement. Mr. Marks has deposited the funds to purchase the common stock with the Company. If the settlement is not completed, these funds will be returned to Mel Marks, with interest. While management is hopeful that the settlement can be finalized, there can be no assurances that the settlement would be approved by the court. In the absence of final resolution of the litigation and in view of the position articulated by the directors and officers insurance carrier, continued litigation of the class action lawsuit could have a materially adverse effect on the Company.

On January 20, 2000, the Securities and Exchange Commission issued a formal order of investigation with respect to the Company. In this order, the SEC authorized an investigation into, among other things, the accuracy of the financial information previously filed with the Commission and potential deficiencies in the Company's records and system of internal control. The SEC investigation is proceeding. There can be no assurance with respect to the outcome of the SEC's investigation. In addition, the Company has not filed a number of periodic reports that it is obligated to file under the Securities Exchange Act of 1934. The SEC is aware of this failure and has reminded the Company that it has the authority to revoke or suspend the Company's registration under the Securities Exchange Act of 1934 as a result of this failure, which SEC action would prevent sales of the Company's common stock through broker/dealers.

The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.


The Company's Common Stock, par value $0.01 per share (the "Common Stock"), is currently de-listed from the National Association of Securities Dealers' Automated Quotation ("NASDAQ") system. As such, and until the Company regains listing status, the Company's Common Stock can be tracked on the Internet billboard. Trading on the Internet billboard can be sporadic, and this may not constitute an established trading market for the Common Stock. The following table sets forth the high and low bid prices for the Common Stock during each quarter of fiscal 2000 and 2001 as tracked on the Internet billboard. The prices reflect inter-dealer quotations and may not represent actual transactions and do not include any retail mark-ups, mark-downs or commissions.



                                FISCAL 2000                    FISCAL 2001
                          --------------------------     --------------------------

                             High           Low             High          Low
                          ---------     ---------         --------     --------
First Quarter             $   12.75     $    5.25         $   2.00     $  0.87
Second Quarter                 5.75          1.50             0.99        0.41
Third Quarter                  2.75          0.87             3.00        0.52
Fourth Quarter                 3.75          1.06             1.85        0.66



As of March 31, 2001, there were 6,460,455 shares of Common Stock outstanding held by 44 holders of record.

The Company has never declared or paid dividends on its Common Stock.

The declaration of dividends in the future will be at the election of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, state law requirements and other relevant factors. In addition, the Company's agreement with its lender prohibits payment of dividends without the bank's prior consent, except dividends payable in Common Stock.

During the past three years, the Company has not made any sales of unregistered securities. As noted in the discussion under the caption "Item 3--Legal Proceedings", however, the Company has agreed to sell 1,500,000 shares of its common stock for $1,500,000 in cash to help finance the settlement of the pending class action lawsuit against the Company. These shares of common stock will be sold to Mr. Marks without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933 and Regulation D issued by the Securities and Exchange Commission.


ITEM 6.  SELECTED FINANCIAL DATA.

The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to the fiscal years 2001 and 2000 and the Balance Sheet Data as of March 31, 2001 and 2000 should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere herein.



                                                                             Fiscal Year Ended March 31,
                                                                       ----------------------------------------
INCOME STATEMENT DATA:                                                         2001                  2000
                                                                       ------------------    -----------------
Net Sales                                                                   $ 160,699,000    $   194,293,000
Cost of Goods Sold                                                            148,731,000        188,097,000
                                                                            -------------    ---------------
      Gross Margin                                                             11,968,000          6,196,000

Operating Expenses:
      General and Administrative Expenses                                       8,291,000         11,832,000
      Selling Expenses                                                          1,216,000          1,864,000
      Litigation Settlement                                                     1,500,000                 --
      Restructuring Expenses                                                      914,000                 --
      Research and Development                                                    472,000            714,000
      Provision for Doubtful Accounts                                             (36,000)           321,000
                                                                            -------------    ---------------

          Total Operating Expenses                                             12,357,000         14,731,000
                                                                            -------------    ---------------

Operating Income (Loss)                                                          (389,000)        (8,535,000)
Other Expense (Interest)
      Interest Expense                                                          3,771,000          3,227,000
      Interest Income                                                             (71,000)           (47,000)
                                                                            -------------    ---------------
Loss before Income Taxes and Cumulative Effect of Accounting
      Change                                                                   (4,089,000)       (11,715,000)

Income Tax (Expense) Benefit                                                      (13,000)         1,173,000
                                                                            -------------    ---------------

Loss before Cumulative Effect of Accounting Change                             (4,102,000)       (10,542,000)
Cumulative Effect of Accounting Change                                                 --        (17,702,000)
                                                                            -------------    ---------------

Net Loss                                                                    $  (4,102,000)   $   (28,244,000)
                                                                            =============    ===============

      Basic and Diluted Loss per share before Cumulative Effect of
         Accounting Change                                                  $        (.63)   $         (1.63)
      Cumulative Effect of Accounting Change                                           --              (2.74)
                                                                            -------------    ---------------
      Basic and Diluted Income (Loss) per share                             $        (.63)   $         (4.37)
                                                                            =============    ===============
Weighted Average Common Shares Outstanding                                      6,460,455          6,460,455
                                                                            =============    ===============

BALANCE SHEET DATA:
Total assets                                                                $  60,108,000    $    71,801,000
Working capital                                                                 1,836,000          2,996,000
Long-term debt and capitalized lease obligations - less current
      Portions                                                                  2,099,000          3,062,000
Shareholders' equity                                                           13,298,000         17,393,000



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

RESULTS OF OPERATIONS

                                                                Fiscal Year Ended March 31,
                                                                ----------------------------
                                                                      2001         2000
                                                                     ------       ------
   Net Sales                                                         100.0%       100.0%
   Cost of Goods Sold                                                 92.6%        96.8%
                                                                  ---------     --------
   Gross Profit                                                        7.4%         3.2%
   General and Administrative Expenses                                 5.2%         6.1%
   Selling Expenses                                                    0.8%         0.9%
   Litigation Settlement                                               0.9%           -
   Restructuring Expenses                                              0.5%           -
   Research and Development                                            0.3%         0.4%
   Provision for Doubtful Accounts                                    (0.1%)        0.2%
                                                                  ---------     --------
   Operating Income (Loss)                                            (0.2%)       (4.4%)
                                                                  ---------     --------
   Interest Expense, net of Interest Income                            2.3%         1.6%
   Income (Loss) before Income Taxes and Cumulative
         Effect of accounting change                                  (2.5%)       (6.0%)
   Income Tax Benefit                                                  -            0.6%
                                                                  ---------     --------
   Income (Loss) before Income Taxes and Cumulative Effect of
         accounting change                                            (2.5%)       (5.4%)
   Cumulative Effect of Accounting Change                              -           (9.1%)
                                                                  ---------     --------
   Net Income (Loss)                                                  (2.5%)      (14.5%)
                                                                  =========     ========

The following discussion includes references to certain operating results during the year ended March 31, 1999. While the Company believes these references are helpful for purposes of understanding the discussion of the Company's operating results, the Company has not included financial statements at the period ended March 31, 1999 in this Form 10-K because the Company has not restated these financial statements to give effect to the change in the Company's method of accounting for inventory or any adjustments that might result from an audit or review of these statements.

FISCAL 2001 COMPARED TO FISCAL 2000

Net sales for fiscal 2001 were $160,699,000 a decrease of 17.3% from the prior year sales of $194,293,000. This decrease in net sales was principally the result of the Company eliminating an unprofitable line of domestic business and discontinuing sales to certain warehouse distributor customers.

Gross profit for fiscal year 2001 improved to 7.4% from a gross profit of 3.2% for fiscal year 2000. This improvement is attributed to the Company moving away from an unprofitable line of domestic business plus an increase in manufacturing efficiencies. The improvement in gross profit margin associated with the elimination of an unprofitable product line was partially offset by the recognition of $898,000 in stock adjustments during the third quarter of fiscal 2001, the establishment of a stock adjustment allowance beginning in the fourth quarter of fiscal 2001 and an adjustment of $617,000 to reflect inventory at the lower of cost or market that was recorded during the fourth quarter of fiscal 2001 as a result of fluctuations in core broker prices.

Under the terms of certain agreements with its customers and industry practice, the Company's customers from time to time are allowed stock adjustments when the inventory level of certain product lines exceeds the anticipated level of sales to end-user customers. These adjustments are made when the Company accepts into inventory these customers' overstocks, they do not come at any specific time during the year and they can have a distorting effect of the financial statements. Historically, the Company charged a portion of stock adjustment returns against net sales and expensed the balance as cost of goods sold when the returns were made. In the third quarter of fiscal 2001, based on an unprecedented large return from one customer, the Company recognized adjustments of $898,000. Due to current and expected changes in customer return practices, in the fourth quarter of fiscal 2001, the Company began to provide for a monthly $75,000 allowance to address the anticipated impact of stock adjustments. The adjustments recognized and the allowance that was established resulted in gross profit and net income decreasing by $1,123,000 during fiscal year 2001. Use of this estimating technique in fiscal 2000 would not have had a significant impact on the Company's results of operations. The allowance policy will be reviewed quarterly looking back at a rolling 12 months to determine if the monthly accrual should be adjusted.

General and administrative expenses for fiscal 2001 were $8,291,000, a decrease over fiscal year 2000 of $3,541,000 or 29.9%. The key contributors to this decrease were: (i) a reduction in outside services related to implementation of a new computer system of $780,000, (ii) a one-time adjustment of $1,150,000 to fixed assets and accumulated depreciation based upon a review of the fixed assets register during the audit of the Company's fiscal 2000 financial statements and (iii) a reduction of legal and accounting costs of $1,350,000. The remaining decrease in general and administrative expenses of $261,000 consists of a number of other items including reductions in executive salaries, travel and insurance.

Selling expenses decreased $648,000, or more than 34% in fiscal 2001 over fiscal 2000. These amounts are attributable to the reduction in sales personnel and related expenses and the reduction of expenses related to participating at trade shows. As approximately 99% of the Company's private label sales are to large national retailers, the Company realized there was no need for brand name recognition. By eliminating the cost of these trade shows, the Company saved over $166,000 from the previous year.

In fiscal 2001, the Company established a $1,500,000 reserve in connection with the potential settlement of class action litigation against the Company. For additional information, see the discussion under the caption "Item 3--Legal Proceedings". The Company also recorded $914,000 in restructuring expenses and related asset impairment charges during the year ended March 31, 2001, in connection with the consolidation of its business operations into one location in California from two in California and one in Tennessee. These expenses consist primarily of future rent expense of $738,000 and write-down of tenant improvements of $176,000.

Research and development expenses decreased by $242,000 or 33.9% in fiscal 2001 over fiscal 2000. The key contributors to this decrease were reductions in wages, expendable tools and supplies, which the Company is closely monitoring.

Net interest expense was $3,700,000 for fiscal 2001. This was an increase of $520,000 or 16.4% over fiscal 2000 of $3,180,000. The increase is due to generally higher interest rates, coupled with a 1% interest rate increase charged by the bank in connection with the default waivers that the bank granted the Company in September 2000.


FISCAL 2000 COMPARED TO FISCAL 1999

The 2000 Statement of Operations shows a net loss for the year of $28,244,000. Of this total net loss, $17,702,000 is attributable to the cumulative effect of a change in the Company's method of accounting for inventory. The Company adopted the change effective April 1, 1999. (The Company has not restated previously issued financial statements to give effect to this cumulative change on previously reported results of operation.) As explained in Note D to the audited financial statements included within this Form 10-K, in prior years, when the Company valued its inventory at the lower of cost or market, market was determined by the weighted average of the repurchase price of cores acquired from customers as trade-ins and the price paid for cores purchased from brokers. Under the new method, the Company determines market value based on comparisons to current core broker prices, which prices are normally less than the core values credited to customers' accounts when cores are returned to the Company as trade-ins. In addition, the Company reviews core inventory to identify excess quantities and maturing produce lines. An allowance for obsolescence is provided to reduce the carrying value (market value of inventory) to its estimated net realizable value. Because several of the Company's competitors filed for bankruptcy protection in the late 1990s, the supply of cores has increased considerably. This has tended to drive down the carrying value of the Company's inventory. This change in the Company's method of accounting for inventory resulted in an adjustment to inventory values at March 31, 2000 of $31,052,000.

The Company's net sales of $194,293,000 for the year ended March 31, 2000 represents a significant increase over the historical level of net sales. This increase is attributable to new product lines sold to existing customers totaling approximately $31,000,000 during the year ended March 31, 2000 and increased purchases of existing product lines by its customers. The Company is substantially dependent upon sales to six customers, and any meaningful reduction in the level of sales to any of these customers could have a material adverse effect on the Company.

During the year ended March 31, 2000, cost of goods sold equaled $188,097,000, or 96.8% of net sales. Cost of goods sold for the year reflects the lower gross margins in an unprofitable product line and lower manufacturing efficiencies resulting from rapid growth. The Company discontinued the unprofitable line of business during the fiscal year ended March 31, 2000. Costs of goods sold for fiscal 2000 also represents a significant increase from the historically reported percentage that cost of goods sold represented of the Company's total sales. Downward pressure on prices in the marketplace and a corresponding change in the Company's product mix has contributed to this decrease in historical gross margins.

General and administrative expenses for the year ended March 31, 2000 totaled $11,832,000. This represents a significant increase over the Company's historical levels of general and administrative expenses, and is largely attributable to a one time marketing and advertising cost of $2,000,000 and an increase in professional fees related to the Company's change of accountants and method of accounting for inventory. In addition, the class action litigation, the SEC investigation and the implementation of an upgraded computer system contributed to this increase.

Sales and marketing expenses for the year ended March 31, 2000 totaled $1,864,000, representing a decrease of the total selling expenses from historical periods. This decrease in sales and marketing expenses is primarily related to a reduction in sales personnel.

Research and development expenses decreased by approximately $211,000 during the fiscal year ended March 31, 2000 as compared to the prior fiscal year. This decrease was principally due to a reductions in labor and related expenses that were made as part of the Company's cost-cutting efforts.

Interest expense increased to $3,227,000 for the year ended March 31, 2000. This increase is attributable to higher average outstanding balances on the Company's line of credit during the most recent fiscal year together with generally higher interest rates.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations with cash flow from operations and historically has utilized borrowings under its existing line of credit. Because of the Company's failure to meet certain financial covenants, including maintaining cash flow in excess of the Company's monthly interest and loan obligation or to keep monthly net operating income (loss) within 10% of its projections, the Company was in default under its April 20, 2000 credit agreement on several separate occasions during fiscal 2001. While the Company made net payments on its line of credit totaling $4,250,000 during the fiscal year 2001, in March 2001 the Company requested that the bank waive the requirement to make a $750,000 reduction in its line of credit (to $33 million) that was due to be made by March 31, 2001. The bank agreed to waive this requirement in connection with the March 2001 amendment to the Company's loan agreement discussed below.

In March 2001, the Company notified the bank that it was in default of several provisions of its credit agreement, including the failure to maintain monthly cash flow levels in December 2000 and January 2001 and to provide the bank with certain required financial information. In light of its projected cash flow needs associated with anticipated revenue growth, the Company requested that the bank waive the requirement that the Company use the $1.2 million tax refund it received in February 2001 to make a permanent reduction in its credit facility and the requirement that it deposit $500,000 in a non-interest bearing account as security for the Company's letter of credit facility. The bank granted these waiver requests in connection with the March 2001 amendment to the Company's bank agreement discussed in the following paragraph.

In March 2001, the Company and the bank executed an amendment to the loan agreement. The amendment provided for an extension of the maturity date of the loan from March 31, 2001 to May 31, 2001 and the waiver of principal reductions referred to in the preceding paragraph. The amendment also provided for an increase in the effective rate of interest charged by the bank on credit advances to the Company.

On May 31, 2001 the Company and the bank executed the second amended and restated credit agreement. Under the new credit agreement, the maturity date on the advances made to the Company was extended to April 30, 2002 and the balance due of $33,750,000 was split into two separate credit facilities, a revolving line of credit facility of up to $24,750,000 and a $9,000,000 term loan. The amounts available under the line of credit facility are limited to 75% of Eligible Accounts Receivable and 80% of Appraised Net Recovery Value of inventory, in each case as such terms are defined in the May 31, 2001 amended and restated credit agreement. The line of credit facility and the term note provide for interest rates of 2.75% and 3.00%, respectively, above the bank's prime rate (7.0% at June 25, 2001). Each quarter, the spreads above the bank's prime rate can be reduced to 2.25% and 2.5%, respectively and increased to 3.0% and 3.25%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. The spreads above the bank's prime rate have been reduced by .25% to take into account the Company's establishment and funding of an escrow account to fund the settlement of the class action litigation discussed under the caption "Item 3--Legal Proceedings", and will be reduced by an additional .25% when the class action lawsuit is settled.

The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,000,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin at 3.00% and 3.25%, respectively, and the option to apply the default interest rate margin of 4% above the then-pervailing rate until such default is cured.

In connection with the execution of the April 20, 2000 amended and restated credit agreement, the Company issued the bank a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $2.045 per share. In connection with the execution of the May 31, 2001 second amended and restated credit agreement, the exercise price under the warrant was reduced to $.01 per share.

As noted in the preceding discussion, to date, the bank has been willing to waive defaults by the Company with respect to its obligations under its credit agreement with the bank. There can be no assurance that the bank will be willing to waive any future defaults by the Company, and the refusal by the bank to do so in the future could have a material adverse impact on the Company.


DISCLOSURE REGARDING PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in the Company's relationship with any of its customers, the Company's failure to meet the financial covenants or the other obligations set forth in its bank credit agreement and the bank's refusal to waive any such defaults, the Company's ability to refinance its bank debt at maturity, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs associated with and the anticipated savings from the Company's consolidation of facilities and other factors discusses herein and in the Company's other filings with the Securities and Exchange Commission.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

QUANTITATIVE DISCLOSURES. The Company is subject to interest rate risk on its existing debt and any future financing requirements. The Company's variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of
Operations--Liquidity and Capital Resources").

         The following table presents the weighted-average interest rates expected on the Company's existing debt instruments.


              PRINCIPAL (NOTIONAL) AMOUNT BY EXPECTED MATURITY DATE

                             (AS OF MARCH 31, 2001)



                                                      FISCAL 2002             FISCAL 2003
                                                      -----------             -----------
                                                            (DOLLARS IN THOUSANDS)
LIABILITIES
Bank Debt, including current portion
   Line of Credit Facility....................       $0                      $24,750
         Interest Rate........................       Prime+2.75%*           Prime+2.75%*
   Term Loan..................................       $0                      $ 9,000
         Interest Rate........................       Prime+3.00%*           Prime+3.00%*


*As noted in the discussion under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources", the spread above the bank's prime rate can increase or decrease depending upon changes in the ratio of the Company's funded debt to cash flow, and such spreads will be reduced by .25% when the class action lawsuit is settled.

         QUALITATIVE DISCLOSURES. The Company's primary exposure relates to (1) interest rate risk on its long-term and short-term borrowings, (2) the Company's ability to pay or refinance its borrowings at maturity at market rates and (3) the impact of interest rate movements on the Company's ability to meet interest expense requirements and exceed financial covenants. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management evaluates the Company's financial position on an ongoing basis.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 to F-26 included herein.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


None.

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The directors and executive officers of the Company, their ages and present positions with the Company are as follows:


            Name                       Age                       Position in Company                         Directors Term
     -------------------              ----           ----------------------------------------               ----------------
        Selwyn Joffe*                  43                       Chairman of the Board                              **
        Anthony Souza                  46                President, Chief Executive Officer                        **
          Mel Marks                    73                             Director                                     **
     Murray Rosenzweig*                77               Director/Chairman of Audit Committee                       **
        Steven Kratz                   46                 Sr. Vice President-QA/Engineering                       N/A
       Charles Yeagley                 53                Chief Financial Officer / Secretary                      N/A

------------------------

*     MEMBER OF AUDIT AND COMPENSATION COMMITTEES

** All directors are elected for a term of one-year. Commencement date is the date of the annual shareholders meeting. The Company has not held an annual meeting of shareholders since September 9, 1998. The Company intends to hold the next annual meeting of shareholders during the second quarter of fiscal 2002.


INFORMATION ABOUT DIRECTORS

All directors of the Company hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The officers of the Company are elected by the Board of Directors at the first meeting after each annual meeting of the Company's shareholders and hold office until their resignation, removal from office or death.

The following is a brief summary of the background of each director:

SELWYN JOFFE has served as a director of the Company since June 1994, and as a consultant to the Company from September 1995 through October 1999. In November 1999, Mr. Joffe was elected to his current position as Chairman of the Board of Directors and serves as a member of the Company's audit and compensation committees from June 1994 to present. Currently, Mr. Joffe is President and CEO of NetLock Technologies specializing in securing data in motion. Mr. Joffe served as founder, President and COO of Palace Entertainment which is a successful roll-up of amusement parks. Prior to his founding of Palace Entertainment, Mr. Joffe was President and CEO of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University in Atlanta with degrees in both Business and Law and is a member of the Georgia State Bar as well as a Certified Public Accountant.

ANTHONY SOUZA served as a consultant to the Company from September 1999 through November 1999. In December 1999, Mr. Souza was elected to his current position as President and Chief Executive Officer of the Company responsible for the overall direction of all Company activities relating to Finance, Sales, Marketing, Engineering, and Production Operations as well as their corresponding support functions. From January 1980 to December 1995 Mr. Souza served as the President of TELACU Industries. This entity consisted of numerous subsidiary companies - among them a Thrift and Loan with branch offices, an affordable housing corporation, a commercial real estate development company, a building material company, and an underground utility company. Annual sales for these companies were in excess of $200 million. From January 1996 through August 1999, Mr. Souza was involved in commercial and residential real estate development as well as serving as President of a start-up company in business to sell an innovative potentially life-saving police firearms device. Mr. Souza is a graduate of the University of Southern California and is a Certified Public Accountant.

MEL MARKS founded the Company in 1968. Mr. Marks has served as the Company's Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding the Company, Mr. Marks was employed for over twenty years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to act as an active consultant to the Company since July 1999.

MURRAY ROSENZWEIG is a Certified Public Accountant and has served as director of the Company since February 1994. Since 1973, Mr. Rosenzweig has been the President and Chief Executive Officer of Linden Maintenance Corp., which operates a large fleet of taxicabs in New York City.


INFORMATION ABOUT NON-DIRECTIVE EXECUTIVE OFFICERS

STEVEN KRATZ has been employed by the Company since 1988. Before joining the Company, Mr. Kratz was the General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts. As Senior Vice President - QA/Engineering, Mr. Kratz heads the Company's quality assurance, research and development and engineering departments.

CHARLES YEAGLEY has been the Company's Chief Financial Officer since June 2000, responsible for all Company Finance issues, including investor relations, Product Costing, Cash Flow, Capital Expenditures, Budgeting, Forecasting, and Financial Planning. Mr. Yeagley is also responsible for the management of the Accounting, Purchasing, Information Technology, Material and Human Resource Departments. From February 1995 to June 2000, Mr. Yeagley was the Chief Financial Officer for Goldenwest Diamond Corporation - DBA The Jewelry Exchange, which is the largest privately-held manufacturer and retailer of fine jewelry. From July 1979 to December 1994, Mr. Yeagley was a principal in Faulkinbury and Yeagley, a certified public accounting firm that he co-founded. Mr. Yeagley is a Certified Public Accountant and holds a Bachelor of Business Administration Degree with an emphasis in Accounting from Fort Lauderdale University and a Master of Business Administration Degree from Golden Gate University.


SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended March 31, 2001, there were no late or delinquent filings.


ITEM 11. DIRECTORS COMPENSATION AND EXECUTIVE OFFICERS

The following table sets forth information concerning the annual compensation of the Company's Chief Executive Officer and the other most highly compensated executive officers, whose salary and bonus exceeded $100,000 for the 2001 fiscal year, for services in all capacities to the Company during the Company's 2001, 2000 and 1999 fiscal years.


                                                                                                     Shares
 Name & Position in                                                           Other Annual         Underlying      All Other
       Company            Year                 Salary            Bonus        Compensation          Options       Compensation
--------------------      ----                 ------            -----        -------------        ----------     ------------
Selwyn Joffe - Chairman of the Board (1)
                          2001                       -                -           $160,220             1,500                 -
                          2000                       -                -            $83,667            41,500                 -
                          1999                       -                -            $22,000                 -                 -


Anthony Souza - President & Chief Executive Officer
                          2001                $301,985          $25,000                  -                 -            $8,332(5)
                          2000 (2)            $121,154                -                  -            60,000           $24,996(5)
                          1999                       -                -                  -                 -                 -


Mel Marks - Director
                          2001                 $57,692                -           $105,000                 -           $11,481(6)
                          2000                $269,231                -                  -                 -           $19,336(6)
                          1999                $300,000                -                  -                 -           $19,336(6)


Steven Kratz - Sr. Vice President - Operations
                          2001                $250,000          $10,000                  -                 -            $5,406(6)
                          2000                $250,000                -       $526,423 (4)                 -            $5,406(6)
                          1999                $225,000                -         $8,505 (4)                 -                 -


Charles Yeagley - Chief Financial Officer
                          2001 (3)            $109,644          $10,000                  -            25,000           $18,747(5)
                          2000                       -                -                  -                 -                 -
                          1900                       -                -                  -                 -                 -


Richard Marks - Advisor to the Board and the Chief Executive Officer
                          2001                $298,783          $25,000                  -                 -                 -
                          2000                $391,692                -       $276,474 (4)                 -           $13,904(6)
                          1999                $400,000                -        $15,120 (4)            75,000           $18,178(6)


(1)  Includes payments to Protea Group Inc., a Company wholly-owned by Mr. Joffe
(2)  Employment commenced December 1, 1999
(3)  Employment commenced June 26, 2000
(4)  Represents deferred compensation distribution
(5)  Represents reimbursement for health insurance premiums paid by employee
(6)  Represents value of car allowance


COMPENSATION OF DIRECTORS

Two of the Company's Board members have supplemental compensatory arrangements with the Company. In August 2000, the Company's Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. In recognition of his understanding of the Company and relationships with key participants in the industry, the Board agreed to pay Mr. Marks a consulting fee of $180,000 per year. The Company can terminate this arrangement at any time.

The Company has entered into a consulting agreement with Mr. Selwyn Joffe pursuant to which he is retained as a consultant of the Company. Mr. Joffe is currently serving as the Chairman of the Board. The original agreement, entered into as of December 1, 1999, was scheduled to expire on June 1, 2001. It has been extended by mutual agreement through June 1, 2003 and provides for an annual consulting fee of $160,000. As additional consideration for consulting services to be rendered to the Company, Mr. Joffe was granted, for a period of ten (10) years from the date of grant an option to purchase
40,000 shares of the Company's Stock pursuant to the Company's 1994 Stock Option Plan, of which 20,000 options shall be exerciseable on the date of grant and the remaining options shall fully vest on the first anniversary of the date of grant.

In addition, each of the Company's other non-employee directors receives annual compensation of $10,000, is paid a fee of $2,000 for each meeting of the Board of Directors attended and $500 for each meeting of a Committee of the Board of Directors attended and is reimbursed for reasonable out-of-pocket expenses in connection therewith.

The Company's 1994 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") provides that each non-employee director of the Company will be granted thereunder ten-year options to purchase 1,500 shares of Common Stock upon his or her initial election as a director, which options are fully exercisable on the first anniversary of the date of grant. The exercise price of the option will be equal to the fair market value of the Common Stock on the date of grant. The Non-Employee Director Plan was adopted by the Board of Directors on October 1, 1994, and by the shareholders in August 1995, in order to attract, retain and provide incentive to directors who are not employees of the Company. The Board of Directors does not have the authority, discretion or power to select participants who will receive options pursuant to the Non-Employee Director Plan, to set the number of shares of

Common Stock to be covered by each option, to set the exercise price or period within which the options may be exercised or to alter other terms and conditions specified in such plan.

In addition, the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan") provides that each non-employee director of the Company receive formula grants of stock options as described below. Each person who served as a non-employee director of the Company during all or part of a fiscal year (the "Fiscal Year") of the Company, including March 31 of that Fiscal Year, will receive on the immediately following April 30 (the "Award Date"), as compensation for services rendered in that Fiscal Year, an award under the 1994 Stock Option Plan of immediately exercisable ten-year options to purchase 1,500 shares of Common Stock on the Award Date. Each non-employee director who served during less than all of the Fiscal Year is awarded one-twelfth of a Full Award for each month or portion thereof that he or she served as a non-employee director of the Company. As formula grants under the 1994 Stock Option Plan, the foregoing grants of options to directors are not subject to the determinations of the Board of Directors or the Compensation Committee.


COMPENSATION COMMITTEE; INTERLOCKS AND INSIDER PARTICIPATION

The members of the Compensation Committee during Fiscal 2001 were Mssrs. Joffe, Moskowitz and Rosenzweig. (Mr. Moskowitz resigned from the Board in June 2001.) The Compensation Committee is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of the Company's chief executive officer and other senior Company officers and to make recommendations concerning the salary, bonuses and stock options to be awarded to these Company officers. For a discussion of the contractual rights that certain Company officers have to bonuses and options grants, see "Employment Agreements" below. Although several key officers were not entitled to a bonus under the terms of their respective employment agreements, during the year ended March 31, 2001, the Compensation Committee decided to provide bonuses to key members of management, including the chief executive officer, in order to retain these employees.

No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.


PERFORMANCE GRAPH

         The following graph compares the cumulative return to holders of Common Stock for the five fiscal years ended March 31, 1997, 1998, 1999, 2000 and 2001 with the National Association of Securities Dealers Automated Quotation ("NASDAQ") Market Index and a peer group index of five competing companies for the same periods. The comparison assumes $100 was invested at the close of business on March 31, 1996 in the Common Stock and in each of the comparison groups, and assumes reinvestment of dividends.

                          TOTAL SHAREHOLDER RETURNS

                                  [GRAPH]

                                                   Year Ended March 31,
                       Base Period   --------------------------------------------------
                        31-Mar-96     1997       1998       1999       2000       2001
                        ---------     ----       ----       ----       ----       ----
Motorcar Parts
   & Accessories, Inc.    100.0       89.68      113.10      71.03      12.06     8.57
Peer Group                100.0       97.07      167.51     112.10      89.45    61.68
NASDAQ Index Composite    100.0      110.92      166.67     223.48     415.18   167.08

TOTAL SHAREHOLDER RETURNS - DIVIDENDS REINVESTED


                            ANNUAL RETURN PERCENTAGE


                                                                                 Year Ended March 31,
                                                                -------------------------------------------------------
     COMPANY/INDEX                                              1997         1998         1999        2000        2001
     -------------                                              ----         ----         ----        ----        ----

     Motorcar Parts & Accessories, Inc. ..................   -10.32%       26.11%        -37.19%    -83.02%      -28.95%


     Peer Group ..........................................    -2.93%       72.57%        -33.08%    -20.21%      -31.09%


     NASDAQ...............................................    10.92%       50.26%         34.09%     85.78%      -59.76%




                                 INDEXED RETURNS


                                                                                               Year Ended March 31,
                                                       Base Period            ---------------------------------------------------


     COMPANY/INDEX                                      March 31,         1997         1998         1999        2000        2001
     -------------                                        1996            ----         ----         ----        ----        ----
     Motorcar Parts & Accessories, Inc. .............  100.0               89.68        113.10       71.03       12.06        8.57

     Peer Group .....................................  100.0               97.07        167.51      112.10       89.45       67.68

     NASDAQ..........................................  100.0              110.92        166.67      223.48      415.18      167.08




              PEER GROUP POPULATION
              ----------------------
              Champion Parts Incorporated
              Dana Corporation
              Hastings Manufacturing
              Standard Motor Productions Company
              Superior Industries International, Inc.

OPTION GRANTS IN THE LAST FISCAL YEAR

The following table provides summary information regarding stock options granted during the year ended March 31, 2001 to each of the Company's named executive officers. The potential realizable value is calculated assuming that the fair market value of the Company's Common Stock appreciates at the indicated annual rate compounded annually for the entire term of the option, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent the Company's estimate of the future prices or market value of the Company's Common Stock.



                                         OPTION GRANTS IN THE LAST FISCAL YEAR


                                            PERCENT OF
                                               TOTAL                                  POTENTIAL REALIZABLE VALUE
                             NUMBER OF        OPTIONS                                   AT ASSUMED ANNUAL RATES
                             SECURITIES      GRANTED TO                               OF PRICE APPRECIATION FOR
                             UNDERLYING      EMPLOYEES                                       OPTION TERM
                               OPTIONS       IN FISCAL    EXERCISE                    ------------------------
        NAME                  GRANTED(1)        YEAR       PRICE       EXPIRATION          5%             10%
---------------------------  ------------   ----------    --------     ----------    ----------------------------
Charles Yeagley............    25,000         100%        $.931          6/26/10          $14,650        $37,094


---------------
(1) The options are currently exercisable with respect to 12,500 shares and will become exercisable with respect to the other 12,500 shares commencing June 26, 2001.


AGGREGATED FISCAL YEAR-END OPTION VALUES

No options were exercised during fiscal 2001. The following table sets forth the number and value of exercisable and unexercisable options held as of March 31, 2001 by each of the named executive officers.



                                            FISCAL YEAR-END OPTION VALUES


                                    NUMBER OF SECURITIES
                                   UNDERLYING UNEXERCISED          VALUE OF UNEXERCISED
                                         OPTIONS AT               IN-THE-MONEY OPTIONS AT
                                      MARCH 31, 2001(#)              MARCH 31, 2001($)
                                  --------------------------    --------------------------
             NAME                 EXERCISABLE  UNEXERCISABLE    EXERCISABLE  UNEXERCISABLE
-----------------------------     -----------  -------------    -----------  -------------
Charles Yeagley...........           12,500       12,500           $ 5,875      $ 5,875

     .....................

EMPLOYMENT AGREEMENTS

The Company has entered into an employment agreement with Mr. Anthony Souza pursuant to which he is employed full-time as the Company's President and Chief Executive Officer. The original agreement, entered into on December 1, 1999, which was scheduled to expire on June 1, 2001, has been extended through mutual consent to June 1, 2003 and provides for an annual base salary of $300,000. As additional consideration for services to be rendered, Mr. Souza was granted, for a period of ten years from date of grant (January 31, 2000), an option to purchase 60,000 shares of the Company's Common Stock, pursuant to the terms of the Company's 1994 Stock Option Plan. Mr. Souza also is entitled to receive an incentive bonus ("Bonus") equal to six and two-thirds percent (6 2/3%) of the pre-tax income earned by the Company in each fiscal year. Mr. Souza will not be entitled to a bonus in any fiscal year in which the Company's pre-tax incomes does not exceed $1,500,000. The Company's Board of Directors may also grant supplemental bonuses or increase the base salary payable to Mr. Souza. In addition to his cash compensation, Mr. Souza receives an automobile allowance and other benefits, including those generally provided to other employees of the Company.

The Company has entered into an employment agreement with Mr. Richard Marks pursuant to which he is employed full-time and reports directly to the Board of Directors and Chief Executive Officer of the Company. This agreement was entered into on January 1, 2000 is scheduled to expire on January 1, 2004 and provides for an annual base salary of $300,000. As an incentive, Mr. Marks shall be paid a bonus ("Bonus") equal to five percent (5%) of the pre-tax income earned by the Company in each fiscal year. Mr. Marks will not be entitled to a bonus in any fiscal year in which the Company's pre-tax incomes does not exceed $2,000,000. The Company's Board of Directors may also grant supplemental bonuses or increase the base salary payable to Mr. Marks. In addition to his cash compensation, Mr. Marks receives an automobile allowance and other benefits, including those generally provided to other employees of the Company as well as an allowance for the purpose of obtaining life insurance on Mr. Marks' life and that of his spouse. The agreement further provides, under certain circumstances, that the Company, as liquidated damages or severance pay or both, shall pay Mr. Marks (I) salary through the termination date at the annual rate in effect immediately prior to the termination date and (II) three times the amount of such annual rate.

The Company has entered into an employment agreement with Mr. Charles Yeagley pursuant to which he is employed full-time as the Company's Chief Financial Officer. The agreement, entered into on June 26, 2000 is scheduled to expire on December 1, 2001 and provides for an annual base salary of $175,000. As additional consideration for services to be rendered, Mr. Yeagley was granted, for a period of ten years from date of said grant, an option to purchase 25,000 shares of the Company's Common Stock, pursuant to the terms of the Company's 1994 Stock Option Plan. Furthermore, Mr. Yeagley shall be paid an incentive bonus ("Bonus") equal to one percent (1%) of the pre-tax income (without giving effect to any tax on such income, whether actual or offset by loss carryovers) earned by the Company in each fiscal year. Mr. Yeagley will not be entitled to a bonus in any fiscal year in which the Company's pre-tax incomes does not exceed $2,000,000. The Company's Board of Directors may also grant supplemental bonuses or increase the base salary payable to Mr. Yeagley. In addition to his cash compensation, Mr. Yeagley receives an automobile allowance and other benefits, including those generally provided to other employees of the Company.

The Company has entered into a three year employment agreement dated February 23, 2000 with Mr. Steven Kratz pursuant to which he is employed full-time as the Company's Senior Vice President - QA/Engineering. The agreement expires on February 23, 2003 and provides for an annual base salary of $250,000 and a one year severance agreement which guarantees $300,000 to be paid within 60 days of termination. The Company's Board of Directors may also grant bonuses or increase the base salary payable to Mr. Kratz. In addition to his cash compensation, Mr. Kratz has exclusive use of a Company-owned automobile and he receives additional benefits, including those that are generally provided to other employees of the Company. Pursuant to the agreement, Mr. Kratz also has been granted options under the 1994 Stock Option Plan to purchase (I) 65,000 shares of Common Stock at an exercise price of $7.75 per share, 56,400 of which have been exercised and the remainder of which are fully vested and (II) 55,000 shares of Common Stock at an exercise price of $10.63 per share, all of which are fully vested.

In conformity with the Company's policy, all of its directors and officers execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without prior approval of he Company. The Company's employment agreements with Messrs. Souza, Marks, and Yeagley also contain non-competition provisions that preclude each employee from competing with the Company for a period of two years from the date of termination of his employment. The Company's employment agreement with Mr. Kratz contains a non-competition provision which precludes him from competing with the Company for a period of one year from the date of termination of his employment. Public policy limitations and the difficulty of obtaining injunctive relief may impair the Company's ability to enforce the non-competition and nondisclosure covenants made by its employees.


EXECUTIVE AND KEY EMPLOYEE INCENTIVE BONUS PLAN

In August 1995, the Board of Directors approved the adoption of the Company's Executive and Key Employee Bonus Plan (the "Bonus Plan"). The purpose of the Bonus Plan is to provide an incentive for (I) each officer of the Company elected by the Board of Directors and not excluded by the Compensation Committee, including the executive officers named in the Summary Compensation Table, and (II) each key employee expressly included by the Compensation Committee (collectively, the "Participants") to achieve substantial increases in the profitability of the Company in comparison to the Company's performance in the previous fiscal year by providing bonus compensation tied to such increases in profitability.

The Bonus Plan is administered by the Compensation Committee, which has the power and authority to take all actions and make determinations which it deems necessary or desirable to administer the Bonus Plan, including the power and authority to extend, amend, modify or terminate the Bonus Plan at any time and to change award periods and determine the time or times for payment of bonuses. The Compensation Committee establishes the bonus targets and performance goals and establishes any other measures as may be necessary to meet the objectives of the Bonus Plan.

No bonuses will be awarded under the Bonus Plan unless the earnings before interest and taxes, exclusive of extraordinary items, of a fiscal year exceed such earnings for the prior fiscal year by at least 20%. Under the Bonus Plan, Participants are grouped into four classes, with each class having a different range of bonus payments for achieving specified targets of such earnings. The maximum bonus payments, payable in the event that such earnings for a fiscal year exceed such earnings for the prior fiscal year by 40%, range among the groups from 27% to 50% of base salary.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of June 15, 2001, certain information as to the Common Stock ownership of each of the Company's directors and nominees for director, each of the officers included in the Summary Compensation Table below, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock.



---------------------------------------------------------------------------------------------------------------------------

               Name and Address of                     Amount and Nature of                           Percent of
               Beneficial Shareholder                  Beneficial Ownership (1)                          Class

---------------------------------------------------------------------------------------------------------------------------
      Mel Marks                                               2,149,431                (2)               27.0%
      c/o Motorcar Parts & Accessories, Inc.
      2929 California Street
      Torrance, CA  90503
---------------------------------------------------------------------------------------------------------------------------


      Richard Marks                                             513,566                (3)                7.8%
      c/o Motorcar Parts & Accessories, Inc.
      2929 California Street
      Torrance, CA  90503
---------------------------------------------------------------------------------------------------------------------------


      Anthony Souza                                             120,000                (4)                1.8%
      c/o Motorcar Parts & Accessories, Inc.
      2929 California Street
      Torrance, CA  90503
---------------------------------------------------------------------------------------------------------------------------


      Steven Kratz                                               63,600                (5)                (12)
      c/o Motorcar Parts & Accessories, Inc.
      2929 California Street
      Torrance, CA  90503
---------------------------------------------------------------------------------------------------------------------------


      Selwyn Joffe                                               85,250                (6)                1.3%
      c/o Motorcar Parts & Accessories, Inc.
      2929 California Street
      Torrance, CA  90503
---------------------------------------------------------------------------------------------------------------------------


      Murray Rosenzweig                                          35,500                (7)                (12)
      c/o Linden Maintenance Corp.
      134-02 33rd Avenue
      Flushing, NY  11354
---------------------------------------------------------------------------------------------------------------------------


      Charles Yeagley                                            25,000                (8)                (12)
      c/o Motorcar Parts & Accessories, Inc.
      2929 California Street
      Torrance, CA  90503



---------------------------------------------------------------------------------------------------------------------------

               Name and Address of                     Amount and Nature of                           Percent of
               Beneficial Shareholder                  Beneficial Ownership (1)                          Class

---------------------------------------------------------------------------------------------------------------------------
      Dimensional Fund Advisors, Inc.                         341,700                (9)                5.3%
      1299 Ocean Avenue
      Santa Monica, CA  90401
---------------------------------------------------------------------------------------------------------------------------


      Wells Fargo Bank                                        400,000                (10)               6.2%
      333 S. Grand Avenue, Suite 940
      Los Angeles, CA  90071
---------------------------------------------------------------------------------------------------------------------------


      Directors and executive officers as a                 2,478,781                (11)              27.7%
      group
      (6 persons)
---------------------------------------------------------------------------------------------------------------------------



1. The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of share indicated in the table.

2. Includes 1,500,000 shares of common stock to be issued to Mr. Marks upon the completion of the settlement of the class action lawsuit. For additional information, see the discussion under the caption "Item 3--Legal Proceedings".

3. Includes 125,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan, 142,857 shares held by The Marks Family Trust, of which Richard Marks is a Trustee and a beneficiary and 11,586 shares held by Mr. Marks' wife and their sons.

4. Includes 90,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan as amended.

5. Represents 63,600 shares issuable upon exercise of options exercisable under the 1994 Stock Option Plan.

6. Represents 15,000 shares issuable upon exercise of currently exercisable options granted under the Company's 1996 Stock Option Plan (the "1996 Stock Option Plan") and 68,750 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan.

7. Includes 34,000 shares issuable upon exercise of currently exercisable options granted under the non-Employee Director Plan.

(8) Represents 25,000 shares issuable upon exercise of options currently exercisable or exercisable within one year which were granted under the Company's 1996 Stock Option Plan.

9. The amount and nature of beneficial ownership of these shares by Dimensional Fund Advisors, Inc. is based solely on the Schedule 13G filings, as submitted to the Company. The Company's Board of Directors has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G filings, but has no reason to believe that such information is not complete or accurate.

10. Includes the total number of shares of common stock issuable upon the exercise of the warrants issued to the bank by the Company, pursuant to the existing loan agreement.

11. Includes 166,100 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 15,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 102,750 shares issuable upon exercisable options granted under the Non-Employee Director Plan; and 1,500,000 shares of new common stock to be issued upon the completion of the settlement of the class action lawsuit.

12. Less than 1%.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

The Company has entered into consulting arrangements with two of the members of its Board of Directors, Selwyn Joffe and Mel Marks. For more information, see the discussion under the caption "Item 11--Compensation of Directors".

In connection with the proposed settlement of certain class action litigation, the Company has agreed to sell Mel Marks 1,500,000 shares of its Common Stock for a total cash price of $1,500,000. For additional information, see the discussion the caption "Item 3--Legal Proceedings."

                                     PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

      a. DOCUMENTS FILED AS PART OF THIS REPORT:

         (1)      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:


                  Report of Independent Certified Public Accountants...............F-2
                  Consolidated Balance Sheets......................................F-3
                  Consolidated Statements of Operations............................F-5
                  Consolidated Statement of Shareholders' Equity...................F-6
                  Consolidated Statements of Cash Flow.............................F-7
                  Notes to Consolidated Financial Statements.......................F-9


         (2)      SCHEDULES.

                  Valuation and Qualifying Accounts................................F-26


         (3)      EXHIBITS:




      NUMBER                 DESCRIPTION OF EXHIBIT                            METHOD OF FILING
      ------                 ----------------------                            ----------------

      3.1                 Certificate of Incorporation of the Company.      Incorporated by reference to Exhibit 3.1 to
                                                                            the Company's Registration Statement on Form
                                                                            SB-2 (No. 33-74528) declared effective on
                                                                            March 22, 1994 (the "1994 Registration
                                                                            Statement.").

      3.2                 Amendment to Certificate of Incorporation of      Incorporated by reference to Exhibit 3.2 to
                          the Company.                                      the Company's Registration Statement on
                                                                            Form S-1 (No. 33-97498) declared effective
                                                                            on November 14, 1995 (the "1995
                                                                            Registration Statement").

      3.3                 Amendment to Certificate of Incorporation of      Incorporated by reference to Exhibit 3.3 to
                          the Company.                                      the Company' s Annual Report on Form 10-K
                                                                            for the fiscal year ended
                                                                            March 31, 1997 (the "1997 Form 10-K").

      3.4                 Amendment to Certificate of Incorporation of      Incorporated by reference to Exhibit 3.4 to
                          the Company.                                      the Company's Annual Report on Form 10-K
                                                                            for the fiscal year ended
                                                                            March 31, 1998 (the "1998 Form 10-k").

      3.5                 By-Laws of the Company.                           Incorporated by reference to Exhibit 3.2 to
                                                                            the 1994 Registration Statement.



      NUMBER                 DESCRIPTION OF EXHIBIT                            METHOD OF FILING
      ------                 ----------------------                            ----------------

      4.1                 Specimen Certificate of the Company's Common      Incorporated by reference to Exhibit 4.1 to
                          Stock                                             the 1994 Registration Statement.

      4.2                 Form of Underwriter's Common Stock Purchase       Incorporated by reference to Exhibit 4.2 to
                          Warrant.                                          the 1994 Registration Statement.

      4.3                 1994 Stock Option Plan                            Incorporated by reference to Exhibit 4.3 to
                                                                            the 1994 Registration Statement.

      4.4                 Form of Incentive Stock Option Agreement          Incorporated by reference to Exhibit 4.4.
                                                                            to the 1994 Registration Statement.

      4.5                 1994 Non-Employee Director Stock Option Plan.     Incorporated by reference to Exhibit 4.5 to
                                                                            the Company's Annual Report on Form 10-KSB
                                                                            for the fiscal year ended March 31, 1995.

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

      4.7                 Executive and Key Employee Incentive Bonus        Incorporated by reference to Exhibit 4.6 to
                          Plan.                                             the 1995 Registration Statement.

      4.8                 Rights Agreement, dated as of February 24,        Incorporated by reference to Exhibit 4.8 to 1998
                          1998, by and between the Company and              Registration Statement.
                          Continental Stock Transfer and Trust
                          Company, as rights agent.

      10.1                Credit Agreement, dated as of June 1, 1996,       Incorporated by reference to Exhibit 10.4
                          by and between the Company and Wells Fargo        to the Company's Quarterly Report on Form
                          Bank, N.A.                                        10-Q for the quarter ended December 31,
                                                                            1996 (the "December 31, 1996 Form 10-Q")

      10.2                First Amendment to Credit Agreement, dated        Incorporated by reference to Exhibit 10.2
                          as of November 1, 1996, by and between the        to the 1997 Form 10-K.
                          Company and Wells Fargo Bank, N.A.

      10.3                Second Amendment to Credit Agreement, dated       Incorporated by reference to Exhibit 10.3
                          as of August 8, 1997, by and between the          to the 1997 Registration Statement.
                          Company and Wells Fargo Bank, N.A.



      NUMBER                 DESCRIPTION OF EXHIBIT                            METHOD OF FILING
      ------                 ----------------------                            ----------------

      10.4                Third Amendment to Credit Agreement, dated        Incorporated by reference to Exhibit 10.5
                          as of February 10, 1998, by and between the       to the 1998 Registration Statement.
                          Company and Wells Fargo Bank, N.A.

      10.5                Lease Agreement, dated March 9, 1993, by and      Incorporated by reference to Exhibit 10.3
                          between the Company and Maricopa                  to the 1994 Registration Statement.
                          Enterprises, Ltd., relating to the Company's
                          initial facility located in Torrance,
                          California.

      10.6                Second Amendment to Lease, dated October 1,       Incorporated by reference to Exhibit 10.5
                          1996, by and between the Company and              to the 1997 Form 10-K.
                          Maricopa Enterprises, Ltd., relating to the
                          Company's initial facility located in
                          Torrance, California

      10.7                Amendment to Lease, dated October 3, 1996,        Incorporated by reference to Exhibit 10.17
                          by and between the Company and Golkar             to the December 31, 1996 Form 10-Q.
                          Enterprises, Ltd. relating to additional
                          property in Torrance, California.

      10.8                Amended and Restated Employment Agreement,        Incorporated by reference to Exhibit 10.7
                          dated as of September 1, 1995, by and             to the 1995 Registration Statement.
                          between the Company and Mel Marks.

      10.9                First Amendment to Amended and Restated           Incorporated by reference to Exhibit 10.8
                          Employment Agreement, dated as of April 1,        to the 1997 Form 10-K.
                          1997, by and between the Company and
                          Mel Marks.

      10.10               Amended and Restated Employment Agreement,        Incorporated by reference to Exhibit 10.8
                          dated as of September 1, 1995, by and             to the 1995 Registration Statement.
                          between the Company and Richard Marks.

      10.11               First Amendment to Amended and Restated           Incorporated by reference to Exhibit 10.10
                          Employment Agreement, dated as of April 1,        to the 1997 Form 10-K.
                          1997, by and between the Company and Richard
                          Marks.

      10.12               Employment Agreement, dated as of                 Incorporated by reference to Exhibit 10.7
                          February 1, 1994, by and between the Company      to the 1994 Registration Statement.
                          and Steven Kratz.

      10.13               First Amendment to Employment Agreement,          Incorporated by reference to Exhibit 10.12
                          dated as of September 1, 1995, by and             to the 1995 Registration Statement.
                          between the Company and Steven Kratz.



      NUMBER                 DESCRIPTION OF EXHIBIT                            METHOD OF FILING
      ------                 ----------------------                            ----------------
      10.14               Second Amendment to Employment Agreement,         Incorporated by reference to Exhibit 10.13
                          dated as of April 1, 1997, by and between         to the 1997 Form 10-K.
                          the Company and Steven Kratz.

      10.15               Employment Agreement, dated as of March 1,        Incorporated by reference to Exhibit 10.12
                          1994, by and between the Company and Peter        to the 1994 Registration Statement.
                          Bromberg.

      10.16               First Amendment to Employment Agreement,          Incorporated by reference to Exhibit 10.12
                          dated as of September 1, 1995, by and             to the 1995 Registration Statement.
                          between the Company and Peter Bromberg.

      10.17               Second Amendment to Employment Agreement,         Incorporated by reference to Exhibit 10.16
                          dated as of April 1, 1997, by and between         to the 1997 Form 10-K.
                          the Company and Peter Bromberg.

      10.18               Employment Agreement, dated as of                 Incorporated by reference to Exhibit 10.13
                          September 1, 1995, be and between the             to the 1995 Registration Statement.
                          Company and Eli Makowitz.

      10.19               Employment Agreement, dated as of April 1,        Incorporated by reference to Exhibit 10.18
                          1997, by and among MVR, Unijoh and Vincent        to the 1997 Form 10-K.
                          Quek.

      10.20               Form of Consulting Agreement, dated as of         Incorporated by reference to Exhibit 10.14
                          September 1, 1995, by and between the             to the 1995 Registration Statement.
                          Company and Selwyn Joffe.

      10.21               Form of Employment Agreement, dated as of         Incorporated by reference to Exhibit 10.20
                          October 1, 1997, by and between the Company       to the 1997 Registration Statement.
                          and Karen Brenner.

      10.22               Lease Agreement, dated March 28, 1995, by         Incorporated by reference to Exhibit 10.11
                          and between the Company and Equitable Life        to the Company's Annual Report on
                          Assurance Society of the United States,           Form  10-KSB for the fiscal year ended March 31,
                          relating to the Company's facility located        1995.
                          in Nashville, Tennessee.

      10.23               Lease Agreement, dated September 19, 1995,        Incorporated by reference to Exhibit 10.18
                          by and between Golkar Enterprises, Ltd. and       to the 1995 Registration Statement.
                          the Company relating to the Company's
                          facility located in Nashville, Tennessee.


      NUMBER                 DESCRIPTION OF EXHIBIT                            METHOD OF FILING
      ------                 ----------------------                            ----------------

      10.24               Agreement and Plan of Reorganization, dated       Incorporated by reference to Exhibit 10.22
                          as of April 1, 1997, by and among the Company,    to the 1997 Form 10-K.
                          Mel Marks, Richard Marks and Vincent Quek
                          relating to the acquisition of MVR and Unijoh.

      10.25               Form of Indemnification Agreement for             Incorporated by reference to Exhibit 10.25
                          officers and directors.                           to the 1997 Registration Statement.

      10.26               Employment Agreement, dated December 1,           Filed herewith.
                          1999, by and between the Company and Anthony
                          Souza.

      10.27               Consulting Agreement, dated December 1,           Filed herewith.
                          1999, by and between the Company and Selwyn
                          Joffe.

      10.28               Employment Agreement, dated January 1, 2000,      Filed herewith.
                          by and between the Company and Richard Marks.

      10.29               Warrant to Purchase Common Stock, dated           Filed herewith.
                          April 20, 2000, by and between the Company
                          and Wells Fargo Bank, National Association.

      10.30               Amendment No. 1 to Warrant, dated May 31,         Filed herewith.
                          2001, by and between the Company and Wells
                          Fargo Bank, National Association.

      10.31               Investor Rights Agreement, dated April 20,        Filed herewith.
                          2000, by and between the Company and Wells
                          Fargo Bank, National Association.

      10.32               Second Amended and Restated Credit Agreement,     Filed herewith.
                          dated May 31, 2001, by and between the Company
                          and Wells Fargo Bank, National Association.

      10.33               Term Note, dated May 31, 2001, by and             Filed herewith.
                          between the Company and Wells Fargo Bank,
                          National Association.

      10.34               Revolving Line of Credit Note, dated May 31,      Filed herewith.
                          2001, by and between Wells Fargo Bank,
                          National Association.

      10.35               Memorandum of Employment Contract,                Filed herewith.
                          dated March 23, 2000 by and between
                          the Company and Steven Kratz

      10.36               Employment Contract, dated June 26,               Filed herewith.
                          2000 by and between the Company
                          and Charles Yeagley

      18.1                Preferability Letter to the Company from          Filed herewith.
                          Grant Thornton LLP.



   NUMBER       DESCRIPTION OF EXHIBIT               METHOD OF FILING
   ------       ----------------------               ----------------
      21.1      List of Subsidiaries.                Incorporated by reference to Exhibit 21.1
                                                     to the 1998 Registration Statement.



         B.       REPORTS ON FORM 8-K:

                  Current Report on Form S-K, dated October 12, 2000 reporting on matters covered in Item 5 and including consolidated statement of financial position dated March 31, 2000.

                  Current Report on Form 8-K, dated January 17, 2001 reporting on matters covered in Item 5 and including (i) consolidated financial statements and report of independent certified accountants, March 31, 2000 and 1999, (ii) interim financial information at and for the period ended June 30, 2000 and (iii) interim financial information at and for the period ended September 30, 2000.

                  Current Report on Form 8-K, dated March 28, 2001 reporting on matters covered in Item 5 and including interim financial information at and for the period ended December 31, 2000.

Motor Parts-01-FS.doc
June 25, 2001




 Consolidated Financial Statements and Report of
    Independent Certified Public Accountants

       MOTORCAR PARTS & ACCESSORIES, INC.
                AND SUBSIDIARIES

             March 31, 2001 and 2000


                                 C O N T E N T S



                                                                        Page
                                                                        ----
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                       F-2


CONSOLIDATED FINANCIAL STATEMENTS

      CONSOLIDATED BALANCE SHEETS                                        F-3

      CONSOLIDATED STATEMENTS OF OPERATIONS                              F-5

      CONSOLIDATED STATEMENT OF SHARHEOLDERS' EQUITY                     F-6

      CONSOLIDATED STATEMENTS OF CASH FLOWS                              F-7

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                         F-9

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders
Motorcar Parts & Accessories, Inc.


We have audited the accompanying consolidated balance sheets of Motorcar Parts & Accessories, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcar Parts & Accessories, Inc. and Subsidiaries as of March 31, 2001 and 2000, and the consolidated results of their operations and their consolidated cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Los Angeles, California
June 14, 2001

               Motorcar Parts & Accessories, Inc. and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                    March 31,


                           ASSETS
                                                                    2001                  2000
                                                               ----------------      ---------------
CURRENT ASSETS:
     Cash and cash equivalents                                 $     164,000         $    1,123,000
     Short term investments                                          191,000                224,000
     Accounts receivables, net of allowance for doubtful
        accounts and core/warranty returns of $6,088,000
        and $6,717,000 in 2001 and 2000, respectively              7,324,000             15,263,000
     Inventory                                                    35,209,000             36,246,000
     Restricted deposit                                            1,500,000                      -
     Income tax refund receivable                                          -              1,173,000
     Prepaid expenses and other current assets                       659,000                313,000
                                                               ----------------       ---------------
                 Total current assets                             45,047,000             54,342,000



PLANT AND EQUIPMENT, net                                           9,087,000             11,375,000


DEFERRED TAX ASSET                                                 3,250,000              3,250,000


INCOME TAX REFUND RECEIVABLE                                       2,445,000              2,486,000


OTHER ASSETS                                                         279,000                348,000
                                                               ----------------       ---------------

                                                               $  60,108,000         $   71,801,000
                                                               ================      ===============

        The accompanying notes are an integral part of these statements.

               Motorcar Parts & Accessories, Inc. and Subsidiaries

                                    March 31,

                LIABILITIES AND SHAREHOLDERS' EQUITY
                                                                            2001                   2000
                                                                       ----------------      ---------------
CURRENT LIABILITIES:
     Accounts payable                                                  $   7,216,000         $    9,502,000
     Accrued liabilities                                                   4,151,000              3,843,000
     Line of credit                                                       28,950,000             36,661,000
     Accrued litigation settlement                                         1,500,000                      -
     Deferred compensation                                                   197,000                234,000
     Current portion of capital lease obligations                          1,197,000              1,106,000
                                                                       ----------------      ---------------

                 Total current liabilities                                43,211,000             51,346,000

CAPITALIZED LEASE OBLIGATIONS, less current portion                        2,099,000              3,062,000

DEPOSIT FROM SHAREHOLDER                                                   1,500,000                      -

COMMITMENTS AND CONTINGENCIES                                                      -                      -

SHAREHOLDERS' EQUITY:
     Preferred stock; par value $.01 per share, 5,000,000
        shares authorized; none issued                                             -                      -
     Series A Junior Participating Preferred Stock; no par
        value, 20,000 shares authorized; none issued                               -                      -
     Common Stock; par value $.01 per share, 20,000,000
        shares authorized; 6,460,455 shares issued                            65,000                 65,000
        and outstanding
     Additional paid-in capital                                           51,281,000             51,281,000
     Accumulated other comprehensive loss                                    (88,000)               (95,000)
     Accumulated deficit                                                 (37,960,000)           (33,858,000)
                                                                       ----------------      ---------------

                    Total shareholders' equity                            13,298,000             17,393,000
                                                                       ----------------      ---------------

                                                                       $  60,108,000         $   71,801,000
                                                                       ================      ===============



        The accompanying notes are an integral part of these statements.

               Motorcar Parts & Accessories, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                        Year ended March 31,
                                                               -------------------------------------
                                                                     2001                   2000
                                                               ----------------      ---------------
NET SALES                                                      $  160,699,000        $  194,293,000

COST OF GOODS SOLD                                                148,731,000           188,097,000
                                                               ----------------      ---------------

               Gross margin                                        11,968,000             6,196,000
                                                               ----------------      ---------------

OPERATING EXPENSES
    General and administrative expenses                             8,291,000            11,832,000
    Sales and marketing                                             1,216,000             1,864,000
    Litigation settlement                                           1,500,000                     -
    Restructuring expenses                                            914,000                     -
    Research and development                                          472,000               714,000
    Provision for doubtful accounts                                   (36,000)              321,000
                                                               ----------------      ---------------

               Total operating expenses                            12,357,000            14,731,000
                                                               ----------------      ---------------

OPERATING LOSS                                                       (389,000)           (8,535,000)
                                                               ----------------      ---------------

OTHER EXPENSE (INCOME)
    Interest expense                                                3,771,000             3,227,000
    Interest income                                                   (71,000)              (47,000)
                                                               ----------------      ---------------
                                                                    3,700,000             3,180,000
                                                               ----------------      ---------------

LOSS BEFORE INCOME TAXES AND CUMULATIVE
    EFFECT OF ACCOUNTING CHANGE                                    (4,089,000)          (11,715,000)

    Income tax (expense) benefit                                      (13,000)            1,173,000
                                                               ----------------      ---------------

LOSS BEFORE CUMULATIVE EFFECT OF
    ACCOUNTING CHANGE                                              (4,102,000)          (10,542,000)

    Cumulative effect of accounting change                                  -           (17,702,000)
                                                               ----------------      ---------------

               NET LOSS                                        $   (4,102,000)       $  (28,244,000)
                                                               ================      ===============

Basic and diluted loss per share before cumulative effect
    of accounting change                                       $        (0.63)       $        (1.63)
Cumulative effect of accounting change                                      -                 (2.74)
                                                               ----------------      ---------------
Basic and diluted loss per share                               $        (0.63)       $        (4.37)
                                                               ================      ===============

Weighted average common shares outstanding                          6,460,455             6,460,455
                                                               ================      ===============


        The accompanying notes are an integral part of these statements.

               Motorcar Parts & Accessories, Inc. and Subsidiaries

                 CONSOLIDATED STATEMENTS OF SHAREHOLDER'S EQUITY

                   For the years ended March 31, 2001 and 2000


                                                                         Accumulated
                                        Common Stock         Additional     Other
                                    ---------------------     Paid-in   Comprehensive    Accumulated                Comprehensive
                                      Shares      Amount      Capital       Loss           Deficit        Total           Loss
                                    ----------  ---------  ------------  ----------   -------------   ------------  --------------
Balance at April 1, 1999             6,460,455  $  65,000  $ 51,281,000  $  (72,000)  $  (5,614,000)  $ 45,660,000

     Foreign currency translation            -          -             -       2,000               -          2,000  $        2,000

     Unrealized loss on investments          -          -             -     (25,000)              -        (25,000)        (25,000)

Net loss                                     -          -             -           -     (28,244,000)   (28,244,000)    (28,244,000)
                                    ----------  ---------  ------------  ----------   -------------   ------------  --------------

Comprenhensive loss                                                                                                 $  (28,267,000)
                                                                                                                    ==============
Balance at March 31, 2000            6,460,455     65,000    51,281,000     (95,000)    (33,858,000)    17,393,000

     Foreign currency translation            -          -             -       2,000               -          2,000  $        2,000

     Unrealized gain on investments          -          -             -       5,000               -          5,000           5,000

Net loss                                     -          -             -           -      (4,102,000)    (4,102,000)     (4,102,000)
                                    ----------  ---------  ------------  ----------   -------------   ------------  --------------

Comprenhensive loss                                                                                                 $   (4,095,000)
                                                                                                                    ==============
Balance at March 31, 2001            6,460,455  $  65,000  $ 51,281,000  $  (88,000)  $ (37,960,000)  $ 13,298,000
                                    ==========  =========  ============  ==========   =============   ============


        The accompanying notes are an integral part of these statements.

               Motorcar Parts & Accessories, Inc. and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                  Year ended March 31,
                                                                          -----------------------------------
                                                                                2001                2000
                                                                          --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                              $   (4,102,000)      $  (28,244,000)
    Adjustments to reconcile net loss to net cash provided by
       (used in) operating activities:
          Depreciation and amoritization                                       2,971,000            3,011,000
          Provision for doubtful accounts                                        (36,000)             321,000
          Cumulative effect of accounting change                                       -           17,702,000
          Provision for litigation settlement                                  1,500,000
          Loss on disposal of assets                                             176,000                    -
          Changes in:
            Accounts receivable                                                7,975,000           (3,964,000)
            Inventory                                                          1,037,000           14,389,000
            Income tax refund receivable                                       1,214,000              768,000
            Restricted deposit                                                (1,500,000)                   -
            Prepaid expenses and other current assets                           (346,000)             137,000
            Other assets                                                          69,000              657,000
            Accounts payable                                                  (2,286,000)          (8,743,000)
            Accrued liabilites                                                   308,000             (851,000)
            Deferred compensation obligation                                     (37,000)            (843,000)
                                                                          --------------       --------------

               Net cash provided by (used in) operating activities             6,943,000           (5,660,000)
                                                                          --------------       --------------

CASH FLOWS FROM INVESTING ACTIVITES
    Purchases of property, plant and equipment                                  (726,000)          (1,184,000)
    Liquidation of investments                                                    38,000              721,000
                                                                          --------------       --------------

               Net cash used in investing activities                            (688,000)            (463,000)
                                                                          --------------       --------------


        The accompanying notes are an integral part of these statements.

                            Motorcar Parts & Accessories, Inc. and Subsidiaries

                                                                  Year ended March 31,
                                                          -----------------------------------
                                                               2001                 2000
                                                          --------------       --------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Borrowings under the line of credit                   $   44,050,000       $   54,385,000
    Payments under the line of credit                        (51,761,000)         (46,947,000)
    Advance from major shareholder                             1,500,000                    -
    Payment on capital lease obligations                      (1,005,000)          (1,139,000)
                                                          --------------       --------------

               Net cash  (used in) provided by
                  financing activities                        (7,216,000)           6,299,000
                                                          --------------       --------------

EFFECT OF TRANSLATION ADJUSTMENT ON CASH                           2,000                2,000
                                                          --------------       --------------

NET (DECREASE) INCREASE IN CASH AND
    CASH EQUIVALENTS                                            (959,000)             178,000

Cash and cash equivalents--beginning of year                   1,123,000              945,000
                                                          --------------       --------------

CASH AND CASH EQUIVALENTS--END OF YEAR                    $      164,000       $    1,123,000
                                                          ==============       ==============

SUPPLEMENTAL DISCLOSURES OF CASH
    FLOW INFORMATION:
       Cash paid during the year for:
          Interest                                           $ 3,490,000          $ 3,081,000
                                                          ==============       ==============


          Income taxes                                             $ 800                $ 500
                                                          ==============       ==============

       Noncash investing and financing activities

       Property acquired under capital lease                   $ 133,000            $ 767,000


        The accompanying notes are an integral part of these statements.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             March 31, 2001 and 2000


NOTE A--COMPANY BACKGROUND

      Motorcar Parts & Accessories, Inc. and its subsidiaries (the "Company") remanufactures and distributes alternators and starters and assembles and distributes spark plug wire sets for the automotive aftermarket industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States.

      The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing operations for alternators and starters in California, Singapore and Malaysia. Assembly operations for spark plug wire kits are performed in Tennessee.


NOTE B--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      1. Principles of Consolidation

      The accompanying consolidated balance sheet includes the accounts of Motorcar Parts & Accessories, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

      2. Cash Equivalents

      The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

      3. Inventory

      Inventory is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out (FIFO) method. Market is determined by comparison to core broker prices. The Company provides an allowance for potentially excess and obsolete inventory based upon historical usage and a product's life cycle. Inventory costs include material and core components, labor and overhead.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      4. Income Taxes

      The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax bases of assets and liabilities and their reported amounts in the financial statement. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur. A valuation allowance is provided against deferred tax assets when their estimated realization is uncertain.

      5. Depreciation and Amortization

      Plant and equipment are stated at cost, less accumulated deprecation and amortization. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation and amortization are provided on a straight line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.

      Accelerated depreciation methods are used for tax purposes. A provision for deferred income taxes relating to depreciation temporary differences has been recognized.

      6. Foreign Currency Translation

      For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations are translated at the exchange rate in effect at the balance sheet date. The accumulated foreign currency translation adjustment is presented as a component of other comprehensive loss.

      7. Revenue Recognition

      The Company recognizes revenue when performance by the Company is complete. For products shipped free-on-board ("FOB") shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized two days after date of shipment. Revenue is recognized for the "unit value", representing the remanufactured value-added portion, plus the "core value", representing the assigned value of the core if no warranty or return is obtained.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      7. Revenue Recognition (continued)

      Trade-ins are recorded and a credit is issued upon receipt of cores from customers. An accrual for trade-ins authorized but not received is recorded at the balance sheet date. The difference in the amount of credit provided to the customer and the value of the returned core is charged to cost of goods sold.

      8. Earnings Per Share

      Basic loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock. Diluted loss per share for years ended March 31, 2001 and March 31, 2000, does not include the effect of 653,875 options outstanding at March 31, 2001, nor the effect of 684,750 options outstanding at March 31, 2000, as they were anti-dilutive.

      9. Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

      10.Financial Instruments

      The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and debt approximate their fair value due to the short-term nature of these instruments. The carrying amounts of long-term receivables, capital lease obligations and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

      11.Stock-Based Compensation

      The Financial Accounting Standards Board ("FASB") has issued SFAS No. 123, "Accounting for Stock-Based Compensation", which encourages, but does not require, companies to record compensation cost for stock-based employee compensation under a fair value based method. The Company has elected to continue to account for its stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees" and disclose the pro forma effects on net loss and loss per share had the fair value of such compensation been expensed. Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock.

      12.Credit Risk

      Substantially all of the Company's sales are to leading automotive parts retailers. Credit risk with respect to trade accounts receivable is limited due to the Company's credit evaluation process and the nature of its customers.

      13. Deferred Compensation Plan

      The Company has a deferred compensation plan for certain management. The plan allows participants to defer salary, bonuses and commission. The assets of the plan are held in a trust and are subject to the claims of the Company's general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes.

      The plan's assets consist primarily of mutual funds. The investments are classified as "available for sale" and are recorded at market value with any unrealized gain or loss recorded as a component of shareholders' equity. Adjustments to the deferred compensation obligation are recorded in operating expenses.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2001 and 2000


NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued


      14. Comprehensive Loss

      Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company has presented comprehensive loss on the Consolidated Statement of Shareholders' Equity.


NOTE C - REALIZATION OF ASSETS

      The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has significant pending litigation and investigations (see Note N).

      Recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company. This in turn is dependent upon the Company's ability to meet its financing requirements on a continuing basis, to maintain present financing, and to succeed in its future operations.

      Management has taken steps to revise its operations and financial requirements, which it believes are sufficient to provide the Company with the ability to continue in existence, maintain its financing and return to profitability. These plans include the consolidation of operations and reduction of costs. Management believes that these changes will allow the Company to reduce its inventory levels, reduce manufacturing labor and overhead costs and eliminate low margin products.

      Management is actively pursuing resolution of the pending litigation and investigations. Although there can be assurance as to the financial impact from these matters, management believes that it will be able to conclude these matters in a reasonable period.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                             March 31, 2001 and 2000


NOTE D - INVENTORY

      Effective April 1, 1999, management adopted a new methodology for accounting for inventory. Management believes that the new methodology better reflects the economics of its business while providing a better measurement under generally accepted accounting principles. Under the Company's new accounting methodology, in recording core inventory at the lower of cost or market, the Company determines the market value based on consideration of current core broker prices. Such values are normally less than the core value credited to customers' accounts when cores are returned to the Company as trade-ins. An allowance for obsolescence is provided to reduce the carrying value of inventory to its estimated market value. During the fourth quarter of fiscal year ended 2001, as a result of fluctuations in core broker prices, the Company recorded an adjustment of $617,000 to reflect inventory at the lower of cost or market.


      Inventory is comprised of the following:

                                                                        Year ended March 31,
                                                               ---------------------------------------
                                                                     2001                 2000
                                                               -----------------    ------------------
          Raw materials and cores                              $    23,619,000      $    24,393,000
          Work-in-process                                            1,195,000            1,758,000
          Finished goods                                            14,648,000           15,351,000
                                                               -----------------    ------------------
                                                                    39,462,000           41,502,000
          Less - allowance for excess and obsolete inventory        (4,253,000)          (5,256,000)
                                                               -----------------    ------------------

                                                               $    35,209,000      $    36,246,000
                                                               =================    ==================


NOTE E - PLANT AND EQUIPMENT

      Plant and equipment, at cost, are summarized as follows:

                                                                       Year ended March 31,
                                                              ----------------------------------------
                                                                    2001                  2000
                                                              ------------------    ------------------
           Machinery and equipment                             $    11,703,000      $     11,959,000
           Office equipment and fixtures                             4,697,000             4,452,000
           Leasehold improvements                                    2,630,000             2,373,000
                                                              ------------------    ------------------
                                                                    19,030,000            18,784,000
           Less - accumulated depreciation and amortization         (9,943,000)           (7,409,000)
                                                              ------------------    ------------------

                                                               $     9,087,000      $     11,375,000
                                                              ==================    ==================

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             March 31, 2001 and 2000


NOTE F--CAPITAL LEASE OBLIGATIONS

      The Company leases various machinery and computer equipment under agreements accounted for as capital leases. The cost and accumulated amortization of capital lease assets included in plant and equipment was $5,877,000 and $2,597,000 respectively, at March 31, 2001 and $5,744,000 and $1,731,000 respectively, at March 31, 2000.

      Future minimum lease payments at March 31, 2001 for the capital leases are as follows:

                                 YEAR ENDING MARCH 31,
                                 ---------------------
                                          2002                      $  1,409,000
                                          2003                         1,358,000
                                          2004                           699,000
                                          2005                            43,000
                                          2006                            21,000
                                                                    ------------
           Total minimum lease payments                                3,530,000

                 Less amount representing interest                       234,000
                                                                    ------------

           Present value of future minimum lease payment               3,296,000
                 Less current portion                                  1,197,000
                                                                    ------------

                                                                    $  2,099,000
                                                                    ============


NOTE G--LINE OF CREDIT

      Pursuant to an agreement dated August 1, 1998, as amended and restated, the Company has a revolving line of credit with a bank for a credit facility in an aggregate principal amount not exceeding $36.25 million. The maximum credit facility is reduced to $33 million as of March 31, 2001. Additional permanent reductions shall be made for 100 percent of the net proceeds from (i) the sale of assets outside the ordinary course of business, (ii) the issuance of any debt or equity issued by the Company,
      (iii) any insurance payments received (exclusive of Director's and Officers' insurance) in connection with that certain litigation pending against the company identified as JOSEPH L. SHALANT, IRA ON BEHALF OF HIMSELF AND OTHERS SIMILARLY SITUATED, PLAINTIFF VS. MOTORCAR PARTS AND ACCESSORIES, INC. ET AL, DEFENDANTS, and (iv) all local, state and federal tax refunds received. The agreement is collateralized by a lien on substantially all of the Company's assets. An annual commitment fee of .5% is due monthly on the unused portion of the line of credit. Thee agreement allows the Company to obtain from the bank letters of credit and banker's acceptances in an aggregate amount not exceeding $1,000,000.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             March 31, 2001 and 2000


NOTE G--LINE OF CREDIT--Continued

      While the Company has made net payments on its line of credit totaling $4,250,000 during the year ended March 31, 2001, the Company requested that the bank waive the requirements that the Company make the permanent reduction in its credit facility of $750,000 (to $33 million) that was due to be made by March 31, 2001. The Company has also requested that the bank waive the requirements that the Company use the $1.2 million tax refund it received in February 2001 to make a permanent reduction in the credit facility and the requirement that it deposit $500,000 in a non-interest bearing account as security for the Company's letter of credit facility.

      In March 2001, the Company and the bank executed an amendment to the loan agreement. The amendment provided for an extension of the maturity date of the loan from March 31, 2001 to May 31, 2001 and the waiver of principal reductions referred to in the preceding paragraph. The amendment also provided for an increase in the effective rate of interest charged by the bank on credit advances to the Company. Until the escrow account required as part of the proposed settlement of the class action litigation (see Note N) has been established and fully funded, the interest rate increases from the bank's prime rate plus 1% to prime plus 2.5%. Once the escrow account has been established and funded, the interest rate decreases to prime plus 2.25%. The rate decreases to prime plus 2% when the class action lawsuit has been finally settled. If the loan is not paid in full at maturity, the interest rate would increase to the prime rate plus 4%.

      On May 31, 2001 the Company and the bank executed the second amended and restated credit agreement. Under the new credit agreement, the maturity date on the advances made to the Company was extended to April 30, 2002 and the balance due of $33,750,000 was split into two separate credit facilities, a revolving line of credit facility of up to $24,750,000 and a $9,000,000 term loan. The amounts available under the line of credit facility are limited to 75% of Eligible Accounts Receivable and 80% of Appraised Net Recovery Value of inventory, in each case as such terms are defined in the May 31, 2001 amended and restated credit agreement. The line of credit facility and the term note provide for interest rates of 2.75% and 3.00%, respectively, above the bank's prime rate (7.0% at June 25, 2001). Each quarter, the spreads above the bank's prime rate can be reduced to 2.25% and 2.5%, respectively and increased to 3.0% and 3.25%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. The spreads above the bank's prime rate have been reduced by .25% to take into account the Company's establishment and funding of an escrow account to fund the settlement of the class action litigation discussed under the caption "Item 3--Legal Proceedings", and will be reduced by an additional .25% when the class action lawsuit is settled.

      The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,000,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin at 3.00% and 3.25%, respectively, and the option to apply the default interest rate margin of 4% above the then-pervailing rate until such default is cured.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             March 31, 2001 and 2000


NOTE H--STOCK ADJUSTMENTS

      Stock adjustments are allowed under the terms of certain Company agreements. Customers request stock adjustments when the inventory level of certain product lines exceeds their anticipated sales level to their end-user customers. Some customers perform regular reviews of their inventory and request stock adjustments while others seldom exercise their rights. Historically, the Company charged a portion of these stock adjustments against net revenues at the time of return and expensed the balance as cost of sales when received.

      In December 2000, because of an unprecedented large return from one customer the Company granted significant stock adjustments, resulting in a reduction of (sales or costs) and net income by $898,000. There was no significant impact on prior periods.

      Due to current and expected changes in customer return patterns, the Company now provides an allowance for anticipated stock adjustments monthly. The costs associated with stock adjustments are charged against this allowance. The allowance is reviewed quarterly looking back at a rolling 12 months, together with customer input, to determine if the allowance should be adjusted. At March 31, 2001, the Company has recorded an allowance of $225,000, through changes to cost of goods sold.

NOTE I--ACCUMULATED OTHER COMPREHENSIVE LOSS

      Accumulated other comprehensive income consists of the following components:

                                                        Year ended March 31,
                                                --------------------------------------
                                                      2001                 2001
                                                -----------------    -----------------
             Foreign currency translation       $      (68,000)      $    (70,000)
             Unrealized losses on investments          (20,000)           (25,000)
                                                -----------------    -----------------

                                                $      (88,000)      $    (95,000)
                                                =================    =================

NOTE J--EMPLOYMENT AGREEMENTS AND BONUS PLAN

      The Company has employment agreements with key employees, expiring at various dates through January 1, 2004. The employment agreements provide for annual base salaries aggregating $775,000. In addition, some of these employees were granted options pursuant to the Company's stock option plans for the purchase of 210,000 shares of common stock at exercise prices ranging from $0.93 to $14.69 per share.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             March 31, 2001 and 2000


NOTE J--EMPLOYMENT AGREEMENTS AND BONUS PLAN--Continued

      One such employment agreement provides for the employee to receive an amount equal to three times the annual base salary of $300,000 if the employee voluntarily terminates the agreement for good reason. Good reason is defined by the occurrence of any one of a number of circumstances after a change in control of the Company.

      The Company has established a bonus plan for the benefit of executives and certain key employees. The bonus is calculated as a percentage ranging from 14% to 50% of the base salary. The bonus percentage varies according to the percentage increase in earnings before income taxes and other predetermined parameters. The bonus for the year March 31, 2001 and 2000 was $168,000 and $0, respectively.


NOTE K--COMMITMENTS

      The Company leases office and warehouse facilities in California and Tennessee under operating leases expiring through 2002. Certain leases contain escalation clauses for real estate taxes and operating expenses. At March 31, 2001, the remaining future minimum rental payments under the above operating leases are $1,497,000 for the year ended March 31, 2002.


NOTE L--MAJOR CUSTOMERS

      The Company's three largest customers accounted for the following percentage of accounts receivable and sales for the fiscal year ended:

            Customer       % of Accounts Receivable            % of Net Sales
          -------------   ----------------------------   ----------------------------
                              2001            2000          2001            2000
                          -------------    -----------   ------------    ------------
               A              38%             36%            53%             48%
               B              24%             24%             5%              4%
               C              11%             16%            11%              7%
                          -------------    -----------   ------------    ------------
                              73%             76%            69%             59%
                          =============    ===========   ============    ============

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             March 31, 2001 and 2000


NOTE M--INCOME TAXES

      Deferred income taxes consist of the following at March 31:

                                                       2001                 2000
                                                   ----------------    -----------------
            Assets
                Net operating loss carryforwards   $     4,675,000     $     3,513,000
                Inventory                               13,426,000          14,106,000
                Allowance for bad debts                    527,000             634,000
                Inventory capitalization                    61,000             195,000
                Vacation pay                               218,000             180,000
                Deferred compensation                       82,000                   -
                Accrued professional fees                  870,000             241,000
                Other                                       79,000              28,000
                                                   ----------------    -----------------
                                                        19,938,000          18,897,000
                                                   ----------------    -----------------
             Liabilities
                State taxes                             (1,139,000)         (1,085,000)
                Accelerated depreciation                (1,329,000)         (1,033,000)
                                                   ----------------    -----------------

                        Net deferred tax asset          17,470,000          16,779,000

             Less--valuation allowance                 (14,220,000)        (13,529,000)
                                                   ----------------    -----------------

                                                   $     3,250,000     $     3,250,000
                                                   ================    =================

      The Company has federal and state net operating loss carryforwards of approximately $12,634,000 and $10,625,000, respectively, which expire in varying amounts through 2020. The valuation allowance increased by $691,000 in 2001.

      The difference between the income tax expense at the federal statutory rate and the Company's effective tax rate is as follows:

                                                        2001        2000
                                                 -----------    ----------
             Statutory federal income tax rate          (34%)        (34%)
             State income tax rate                       (5%)         (5%)
             Foreign tax                                0.3%           -
             Valuation allowance                         39%          29%
                                                 -----------    ----------

                                                        0.3%        (10)%
                                                 ===========    ==========

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             March 31, 2001 and 2000


NOTE M--STOCKHOLDERS' EQUITY

      SERIES A JUNIOR PARTICIPATING PREFERRED STOCK

      In a Rights Agreement dated February 24, 1998, between the Company and Continental Stock Transfer & Trust, the Company authorized 20,000 shares of Series A Junior Participating Preferred Stock. The Series A Junior Participating Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock.

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

      The Rights will not be exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, without the prior consent of the Company's Board of Directors, acquires 20% or more of the outstanding shares of the Common Stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $.001 per Right, any time until ten days after a 20% position has been acquired. Under certain circumstances, including the acquisition of 20% of the Common Stock, each Right now owned by a potential Acquiring Person will entitle its holder to received, upon exercise, shares of Common Stock having a value equal to twice the exercise price of the Right.

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

      STOCK OPTIONS

      In January 1994, the Company adopted the 1994 Stock Option Plan (the "1994 Plan"), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants to purchase up to an aggregate of 720,000 shares of the Company's common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years.

              Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                            March 31, 2001 and 2000


NOTE M--STOCKHOLDERS' EQUITY

STOCK OPTIONS (Continued)

      In June 1998, the 1994 Plan was amended to increase the authorized number of shares issued to 960,000. As of March 31, 2001, there were 653,875 options outstanding under the 1994 Plan and 306,125 options were available for grant.


      In August 1995, the Company adopted the Nonemployee Director Stock Option Plan (the "Directors Plan") which provides for the granting of options to directors to purchase a total of 15,000 shares of the Company's common stock. Options to purchase 7,500 shares have been granted under the Directors Plan as of March 31, 2001.

      In September 1997, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), under which it is authorized to issue non-qualified stock options and incentive stock options to key employees, consultants and directors to purchase a total of 30,000 shares of the company's common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. Options to purchase 15,000 shares have been granted under the 1996 Plan as of March 31, 2001.

      Summary of stock option transactions (exclusive of nonemployee director stock option plan) is as follows:

                                                                    Weighted
                                                                     Average
                                              Number of             Exercise
                                                Shares                Price
                                          -------------------      ------------
          Outstanding at 3/31/99                   587,750          $    12.16
               Granted                             185,000          $     3.13
               Exercised                                 -          $        -
               Forfeited                           (88,500)         $    12.18
                                          -------------------

          Outstanding at 3/31/00                   684,750          $     9.71
               Granted                              31,000          $     0.99
               Exercised                                 -                   -
               Forfeited                           (61,875)         $    11.41
                                          -------------------

          Outstanding at 3/31/01                   653,875          $     9.16
                                          ===================

      The stock options granted during fiscal year 2001 and 2000 have $0.99 and $3.13 per share weighted average fair value on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions: risk free interest rate of 5.5%, an expected life of 5 years and volatility of 35%.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             March 31, 2001 and 2000


NOTE M--STOCKHOLDERS' EQUITY--Continued

      STOCK OPTIONS (Continued)

      The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net loss for the year ended March 31, 2001 would have been increased to the pro forma amounts indicated below:

              Net Loss:                              2001              2000
                                                 -------------    --------------
                  As reported                    $(4,102,000)     $(28,244,000)
                  Pro forma                       (4,152,000)      (28,703,000)
                  Loss per Share - As Reported          (.63)            (4.37)
                  Loss per Share - Pro forma            (.64)            (4.44)

      Under SFAS No. 123, compensation cost for options granted is recognized over the four year vesting period. The compensation cost included in the pro forma net loss above represents the cost associated with options granted during 1996 through 2001 which vested during 2001.

      The following table summaries information about the options outstanding at March 31, 2001:


                                      Options Outstanding                      Options Exercisable
                        ----------------------------------------------    ----------------------------
                                               Weighted Average                              Weighted
                                         -----------------------------                       Average
      Range of                             Exercise        Remaining                         Exercise
   Exercise Prices          Shares          Price        Life in years        Shares          Price
--------------------    -------------    -----------    --------------    -------------    -----------
$ .931   to   $ 1.21         31,000         $  0.99           9.21             28,049         $  0.99
$ 2.50   to   $ 2.88        150,000         $  2.63           8.84            142,519         $  2.63
$ 6.00   to   $ 9.00         67,600         $  7.89           3.13             67,600         $  7.89
$10.63   to   $15.63        366,900         $ 11.80           6.30            343,136         $ 11.83
$17.32   to   $19.13         38,375         $ 18.28           6.49             38,375         $ 18.28
                        -------------                                     -------------

                           653,875                                           619,679
                        =============                                     =============

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             March 31, 2001 and 2000


NOTE N--LITIGATION

      The Company is a defendant in a class action lawsuit pending in the United States District Court, Central District of California, Western Division. The complaint in the class action alleges that, over a three year period, the Company misstated earnings in violation of securities laws. The complaint seeks damages on behalf of all investors who purchased common stock of the Company from August 1, 1996 to July 30, 1999. The Company's Directors and Officers insurance carrier has also filed a claim against the Company and certain of its officers that seeks to rescind coverage for the claims made against the Company and certain of its officers in the class action lawsuit and the related insurance litigation. The Company, counsel for the class action plaintiffs and counsel for the insurance carrier are currently engaged in discussions to determine whether the class action lawsuit can be settled. The terms of a tentative settlement that is currently under discussion include the payment of $7,500,000 to the plaintiffs in the class action. Of this amount, $6,000,000 would be paid by the Company's Directors and Officers insurance carrier, and the balance would be paid by the Company. In connection with the payment by the insurance carrier, the Company's Directors and Officers insurance would be cancelled. In addition, all parties would exchange releases.

      To finance the Company's portion of the settlement plan, the Company and Mel Marks, the Company's founder and a board member, have entered into the stock purchase agreement. Under the terms of this agreement, Mr. Marks is expected to purchase shares of the Company common stock, and the total purchase price for this stock would be $1,500,000. The price per share is $1.00. The valuation firm that the Company engaged to evaluate the fairness of the transaction concluded that this price per share is fair to the Company's shareholders, from a financial point of view. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date that Mr. Marks agreed to provide $1,500,000 to the Company to finance a portion of the class action settlement. Mr. Marks has deposited the funds to purchase the common stock with the Company. If the settlement is not completed, these funds will be returned to Mr. Marks with interest.

      The Company has accrued $1.5 million at March 31, 2001 for the settlement. Additionally, the Company has recorded $1.5 million as Restricted Cash and Deposit from Shareholder (a liability) for amounts paid by Mr. Mel Marks into an escrow toward the purchase of additional shares. The deposit from shareholder will be transferred to Shareholders' Equity upon issuance of the shares.

      While management is hopeful that the tentative settlement can be finalized, there can be no assurances that settlement will be finalized or that such a settlement would be approved by the court. In the absence of final resolution of the litigation and in view of the position articulated by the Directors and Officers insurance carrier, continued litigation of the class action lawsuit could have a material adverse effect on the Company.

               Motorcar Parts & Accessories, Inc. and Subsidiaries
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--CONTINUED
                             March 31, 2001 and 2000


NOTE N--LITIGATION--Continued

      The Company is subject to an investigation by the Securities and Exchange Commission (SEC) relating to the same issues involved in the above-mentioned lawsuit. The outcome of these investigations cannot presently be determined.

      The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

NOTE O--RESTRUCTURING EXPENSES AND RELATED ASSET IMPAIRMENT

      During the fiscal year the company restructured its business operations. The Company consolidated the two locations in Torrance California and downsized the operations in Nashville, Tennessee. As a result the company recorded expenses and related asset impairment charges of $914,000. The expenses included:

      o Approximately $738,000 of future lease expense for which the company will receive no benefit.

      o Approximately $176,000 for impairment of fixed assets for which the company will receive no future benefit.

NOTE P - UNAUDITED QUARTERLY FINANCIAL DATA

FY 2001                                                          FIRST         SECOND          THIRD         FOURTH
                                                                QUARTER        QUARTER        QUARTER        QUARTER
                                                              -----------    -----------    -----------    -----------
NET SALES                                                     $41,401,000    $43,964,000    $38,969,000    $36,365,000

COST OF GOODS SOLD                                             37,569,000     40,263,000     35,365,000     35,534,000
                                                              -----------    -----------    -----------    -----------

                                                 Gross margin   3,832,000      3,701,000      3,604,000        831,000
                                                              ===========    ===========    ===========    ===========

OPERATING EXPENSES

General and administrative expenses                             2,086,000      1,724,000      3,804,000        677,000

Sales and marketing                                               318,000        276,000        270,000        352,000

Litigation settlement                                                   -              -              -      1,500,000

Restructuring expenses                                                  -              -              -        914,000

Research and development                                          148,000        118,000         97,000        109,000

Provision for doubtful accounts                                         -              -              -        (36,000)
                                                              -----------    -----------    -----------    -----------
                                     Total operating expenses   2,552,000      2,118,000      4,171,000      3,516,000
                                                              -----------    -----------    -----------    -----------

OPERATING INCOME / (LOSS)                                       1,280,000      1,583,000       (567,000)    (2,685,000)
                                                              -----------    -----------    -----------    -----------

                    Interest expense - net of interest income   1,002,000     10,170,000        957,000      7,240,000
                                                              -----------    -----------    -----------    -----------


INCOME/(LOSS)  BEFORE INCOME TAXES AND CUMULATIVE                 278,000     (8,587,000)    (1,524,000)    (3,409,000)

Income tax (expense) benefit                                            -              -              -        (13,000)
                                                              -----------    -----------    -----------    -----------

                                                    NET INCOME  $ 278,000    $(8,587,000)   $(1,524,000)   $(3,422,000)
                                                              ===========    ===========    ===========    ===========

                                                              -----------    -----------    -----------    -----------
Basic and diluted loss per share                                $    0.04    $      0.09    $     (0.24)   $     (0.53)
                                                              ===========    ===========    ===========    ===========

SCHEDULE II-- VALUATION AND QUALIFYING ACCOUNTS

                            ACCOUNTS RECEIVABLE

                                                                         CHARGED TO        NET
                                                         BALANCE AT      (RECOVERY)      WARRANTY                   BALANCE AT
    FOR THE YEAR                                         BEGINNING OF     BAD DEBTS      AND CORE      ACCOUNTS       END OF
   ENDED MARCH 31      DESCRIPTION                         PERIOD          EXPENSE      RETURNS(1)    WRITTEN OFF     PERIOD

        2001           Accounts receivable allowance      6,717,000        (36,000)       (459,000)     134,000      6,088,000

        2000           Accounts receivable allowance     17,180,000        321,000      (9,965,000)     819,000      6,717,000


(1) Represents a net reduction in return goods authorized but not received


                             INVENTORY

                                               BALANCE AT       RESERVE                       BALANCE AT
                                              BEGINNING OF     CHARGED TO     INVENTORY         END OF
                                                 PERIOD          INCOME      WRITTEN OFF        PERIOD

         2001    Allowance for obsolescence     5,256,000          315,668     1,318,668        4,253,000

         2000    Allowance for obsolescence    17,064,000      (11,325,376)      482,624        5,256,000

SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                              MOTORCAR PARTS & ACCESSORIES, INC.





Dated:   June 28, 2001                      By: /s/ Charles W. Yeagley
                                               --------------------------------
                                               Charles W. Yeagley
                                               Chief Financial Officer,
                                               Vice President and Secretary



                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony Souza his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



            /s/ Anthony Souza                      Chief Executive Officer and Director (Principal      June 28, 2001
         ---------------------------               Executive Officer)
                Anthony Souza


           /s/ Charles Yeagley                     Chief Financial Officer (Principal Financial         June 28, 2001
         ---------------------------               and Accounting Officer)
               Charles Yeagley


           /s/ Selwyn Joffe                        Director                                             June 28, 2001
         ---------------------------
               Selwyn Joffe

           /s/ Mel Marks                           Director                                             June 28, 2001
         ---------------------------
               Mel Marks


           /s/ Murray Rosenzweig                   Director                                             June 28, 2001
         ---------------------------
               Murray Rosenzweig

