Form 10-K405/A
period 2001-03-31
MOTORCAR PARTS & ACCESSORIES INC
filed 2001-07-13
CIK 918251

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A-1

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2001.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO__________.

                           Commission File No. 0-23538
                                               -------

                       MOTORCAR PARTS & ACCESSORIES, INC.
                       ----------------------------------
             (Exact name of registrant as specified in its charter)


         NEW YORK                                     11-2153962
         --------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

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

Securities registered under Section 12(g) of the Act:     COMMON STOCK,
                                                          $.01 PAR VALUE
                                                          --------------


Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                            Yes         No  X
                                                ---        ---

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

There were 6,460,455 shares of Common Stock outstanding at March 31, 2001.

                       MOTORCAR PARTS & ACCESSORIES, INC.

This Amendment No. 1 to the Report on Form 10-K filed by the Company on June 29, 2001 is being made to provide additional explanation concerning developments in the fourth quarter that adversely impacted the Company's gross margins and to correct (i) the unaudited amounts reported for interest expense and net income for the second quarter of fiscal 2001, (ii) the unaudited amounts reported for general and administrative expenses in the third quarter of fiscal 2001 (and to recognize the establishment of a litigation settlement reserve during that quarter) and (iii) the unaudited amounts reported for interest expense and net income for the fourth quarter of fiscal 2001, as such amounts were reported in Note P to the Consolidated Financial Statements included in such Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

In addition to the other factors discussed in the comparison of fiscal 2001 results to fiscal 2000 results, the improvement in gross profit margin associated with the elimination of an unprofitable profit lime was also offset by a charge of $1,200,000 against cost of sales attributable to the fact that the number of units returned by customers during the fourth quarter of fiscal 2001 exceeded the number of units sold during that quarter. (Since the credit given to customers for returned units exceeds the market value of these units, the Company recognizes a charge against net sales when it accepts customer returns. If the number of units sold is substantially equivalent to the number of units returned, there is no meaningful net impact on net sales as a result of this charge. If returns substantially exceed sales, however, the charge against net sales can be significant. Although the number of unit returns and unit sales generally come into balance over time, the differences between these two amounts can cause material fluctuations in periodic earnings.) This improvement in gross profit margin was also partially offset by an adjustment of $820,000 to reflect raw materials and work-in-process inventories at the lower of cost or market that was recorded during the fourth quarter as a result of market developments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The revised Note P to the Company's Consolidated Financial Statements at and for the periods ended March 31, 2001 and March 31, 2000, which statements were included in the Form 10-K filed by the Company on June 29, 2001, is set forth on page F-25A included herein. Except as set forth in such revised Note P, there are no changes to the Consolidated Financial Statements included as pages F-1 to F-26 to the Form 10-K filed by the Company on June 29, 2001.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

     a.   DOCUMENTS FILED AS PART OF THIS REPORT:

          (1)  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS:

               Revised Note P to Consolidated Financial Statements    F-25A

          (2)  SCHEDULES.

               None.

          (3)  EXHIBITS:

               None filed as part of this Amendment No. 1 to the Form 10-K filed by the Company on June 29, 2001.

NOTE P - UNAUDITED QUARTERLY FINANCIAL DATA

FY 2001                                                      FIRST       SECOND        THIRD       FOURTH
                                                            QUARTER      QUARTER      QUARTER      QUARTER
                                                          --------------------------------------------------
NET SALES                                                 $41,401,000  $43,964,000  $38,969,000  $36,365,000

COST OF GOODS SOLD                                         37,569,000   40,263,000   35,365,000   35,534,000
                                                          -----------  -----------  -----------  -----------

                                             Gross margin   3,832,000    3,701,000    3,604,000      831,000
                                                          ===========  ===========  ===========  ===========

OPERATING EXPENSES
General and administrative expenses                         2,086,000    1,724,000    2,304,000    2,177,000
Sales and marketing                                           318,000      276,000      270,000      352,000
Litigation settlement                                               -            -    1,500,000
Restructuring expenses                                              -            -            -      914,000
Research and development                                      148,000      118,000       97,000      109,000
Provision for doubtful accounts                                    -            -            -       (36,000)
                                                          -----------  -----------  -----------  -----------
                                 Total operating expenses   2,552,000    2,118,000    4,171,000    3,516,000
                                                          -----------  -----------  -----------  -----------

OPERATING INCOME/(LOSS)                                     1,280,000    1,583,000     (567,000)  (2,685,000)
                                                          -----------  -----------  -----------  -----------

                Interest expense - net of interest income   1,002,000    1,017,000      957,000      724,000
                                                          -----------  -----------  -----------  -----------


INCOME/(LOSS) BEFORE INCOME TAXES                             278,000      566,000   (1,524,000)  (3,409,000)

Income tax (expense) benefit                                       -            -            -       (13,000)
                                                          ===========  ===========  ===========  ============


                                               NET INCOME   $ 278,000    $ 566,000  $(1,524,000) $(3,422,000)
                                                          ===================================================

                                                          ---------------------------------------------------
Basic and diluted loss per share                               $ 0.04       $ 0.09      $ (0.24)     $ (0.53)
                                                          ===================================================

                                     F-25A

                                   SIGNATURES


Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MOTORCAR PARTS & ACCESSORIES, INC.


Dated: July 13, 2001                   By:  /s/ Charles W. Yeagley
      -----------------------------         --------------------------------
                                            Charles W. Yeagley
                                            Chief Financial Officer, Vice
                                            President and Secretary


                                POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Anthony Souza his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and all amendments to this Amendment No. 1 to the Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:



  /s/ Anthony Souza                Chief Executive Officer and Director
--------------------------         (Principal Executive Officer)             July 13, 2001
      Anthony Souza


 /s/ Charles Yeagley               Chief Financial Officer (Principal
--------------------------         Financial and Accounting Officer)         July 13, 2001
     Charles Yeagley


   /s/ Selwyn Joffe                Director                                  July 13, 2001
--------------------------
       Selwyn Joffe

    /s/ Mel Marks                  Director                                  July 13, 2001
--------------------------
        Mel Marks


--------------------------         Director                                  July __, 2001
    Murray Rosenzweig