Form 10-Q
period 2001-06-30
MOTORCAR PARTS & ACCESSORIES INC
filed 2001-08-06
CIK 918251

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

or

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO               .

Commission File No. 0-23538

MOTORCAR PARTS & ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2153962 (I.R.S. Employer Identification No.)
2929 California Street, Torrance, California (Address of principal executive offices)	90503 Zip Code

Registrant's telephone number, including area code: (310) 212-7910

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    There were 6,460,455 shares of Common Stock outstanding at June 30, 2001.

MOTORCAR PARTS & ACCESSORIES

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2001 (unaudited) and March 31, 2001	3
	Consolidated Statements of Operations (unaudited) for the three months ended June 30, 2001 and 2000	4
	Consolidated Statements of Cash Flows (unaudited) for the three months ended June 30, 2001 and 2000	5
	Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 10-Q	—
	Signatures	—

PART I—FINANCIAL INFORMATION

    Item 1.  Financial Statements.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Balance Sheets

	June 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$87,000	$164,000
Short term investments	147,000	191,000
Accounts receivable—net	17,838,000	7,324,000
Inventory—net	33,249,000	35,209,000
Restricted deposit	1,500,000	1,500,000
Prepaid expenses and other current assets	893,000	659,000

Total current assets	53,714,000	45,047,000
Plant and equipment—net	8,605,000	9,087,000
Deferred tax asset	3,250,000	3,250,000
Income tax refund receivable	2,445,000	2,445,000
Other assets	1,500,000	279,000

TOTAL ASSETS	$69,514,000	$60,108,000

LIABILITIES
Current liabilities:
Accounts payable	$12,962,000	$7,216,000
Accrued liabilities	4,669,000	4,151,000
Line of credit	22,024,000	28,950,000
Term loan	9,000,000	—
Accrued litigation settlement	1,500,000	1,500,000
Deferred compensation	175,000	197,000
Current portion of capital lease obligations	1,197,000	1,197,000

Total current liabilities	51,527,000	43,211,000
Capitalized lease obligations, less current portion	1,918,000	2,099,000
Deposit from shareholder	1,500,000	1,500,000

TOTAL LIABILITIES	54,945,000	46,810,000
SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 6,460,455 shares issued and outstanding at June 30, 2001 and March 31, 2001	65,000	65,000
Additional paid-in capital	51,641,000	51,281,000
Accumulated other comprehensive loss	(101,000)	(88,000)
Accumulated deficit	(37,036,000)	(37,960,000)

Total shareholders' equity	14,569,000	13,298,000

TOTAL	$69,514,000	$60,108,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2001	2000
Net sales	$42,251,000	$41,401,000
Cost of goods sold	37,670,000	37,569,000

Gross margin	4,581,000	3,832,000
Operating expenses:
General and administrative	2,042,000	2,086,000
Sales and marketing	280,000	318,000
Research and development	113,000	148,000

Total operating expenses	2,435,000	2,552,000
Operating income	2,146,000	1,280,000
Interest expense—net	1,237,000	1,002,000

Income before income taxes	909,000	278,000
Provision for income taxes	1,000	—

Net income	$908,000	$278,000

Basic net income per share	$.14	$.04

Diluted net income per share	$.13	$.04

Weighted average number of shares outstanding—basic	6,460,455	6,460,455
Weighted average number of shares outstanding—diluted	6,877,326	6,460,455

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2001	2000
Cash flows from operating activities:
Net income	$908,000	$278,000
Adjustments to reconcile net income to net cash used in operating activities:
Non-cash charge for compensatory stock warrants issued	360,000	—
Depreciation and amortization	711,000	744,000
(Increase) decrease in:
Accounts receivable	(10,514,000)	(4,004,000)
Inventory	1,960,000	457,000
Prepaid expenses and other current assets	(233,000)	(194,000)
Other assets	(1,221,000)	89,000
Increase (decrease) in:
Accounts payable and accrued expenses	6,264,000	1,131,000
Deferred compensation	(22,000)	(16,000)
Income taxes receivable	—	6,000

Net cash used in operating activities	(1,787,000)	(1,509,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(127,000)	(116,000)
Change in investments	44,000	16,000

Net cash used in investing activities	(83,000)	(100,000)

Cash flows from financial activities:
Net borrowings under line of credit	2,074,000	720,000
Payments on capital lease obligation	(284,000)	(254,000)

Net cash provided by financial activities	1,790,000	466,000

Effect of translation adjustment on cash	3,000	20,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(77,000)	(1,123,000)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	164,000	1,123,000

CASH AND CASH EQUIVALENTS—END OF PERIOD	$87,000	$0

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$823,743	$922,871
Income taxes	$1,000	—
Non-cash investing and financing activities:
Property acquired under capital lease	$103,000	—

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Condensed Notes to Consolidated Financial Statements
June 30, 2001 and 2000
(Unaudited)

NOTE A—The Company and its Significant Accounting Policies:

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

    The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing operations for alternators and starters in California, Singapore and Malaysia. Assembly operations for spark plug wire sets are performed in Tennessee.

[1]
Principles of consolidation:

  The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

[2]
Basis of presentation:

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

NOTE B—Inventory

    Inventory is comprised of the following:

	June 30, 2001	March 31, 2001
Raw materials and cores	$23,307,000	$23,619,000
Work-in-process	1,255,000	1,195,000
Finished goods	12,522,000	14,648,000

Total	37,084,000	39,462,000
Less allowance for excess and obsolete inventory	(3,835,000)	(4,253,000)

	$33,249,000	$35,209,000

NOTE C—Line of Credit and Term Loan

    On May 31, 2001 the Company and the bank executed the second amended and restated credit agreement. Under the new credit agreement, the maturity date on the advances made to the Company was extended to April 30, 2002 and the balance due of $33,750,000 was split into two separate credit facilities, a revolving line of credit facility of up to $24,750,000 and a $9,000,000 term loan. The amounts available under the line of credit facility are limited to 75% of Eligible Accounts Receivable and 80% of Appraised Net Recovery Value of inventory, in each case as such terms are defined in the May 31, 2001 amended and restated credit agreement. The line of credit facility and the term note provide for interest rates of 2.75% and 3.00%, respectively, above the bank's prime rate (6.75% at July 25, 2001). Each quarter, the spreads above the bank's prime rate can be reduced to 2.25% and 2.5%, respectively and increased to 3.0% and 3.25%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. The spreads above the bank's prime rate have been reduced by .25% to take into account the Company's establishment and funding of an escrow account to fund the settlement of the class action litigation discussed under "NOTE E" to these financial statements, and will be reduced by an additional .25% when the class action lawsuit is settled.

    The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,000,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin to 3.00% and 3.25%, respectively, and the option to apply the default interest rate margin of 4% above the then-prevailing rate until such default is cured.

    In connection with the execution of the April 20, 2000 amended and restated credit agreement, the Company issued the bank a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $2.045 per share. In connection with the execution of the May 31, 2001 second amended and restated credit agreement, the exercise price under the warrant was reduced to $.01 per share. This resulted in interest expense and additional paid-in capital increasing by $360,000.

NOTE D—Net Income Per Share

    Basic net income per share is computed using the weighted average number of common shares outstanding during the period, and diluted net income per share is computed using the weighted average number of common shares outstanding and potential shares outstanding during the period, if dilutive. The Company only has common stock outstanding. Net income per share data for the three months ended June 30, 2001 and 2000 is as follows:

	June 30, 2001	June 30, 2000
Net Income	$908,000	$278,000
Basic Weighted Average Shares Outstanding	6,460,455	6,460,455
Basic Net Income Per Share	$.14	$.04
Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	6,460,455	6,460,455
Dilutive Effect of Stock Options and Warrants	416,871	—

Dilutive Weighted Average Share Outstanding	6,877,326	6,460,455
Diluted Net Income Per Share	$.13	$.04

    The above computation includes 62,000 of employee stock options authorized by the Board, which are expected to be issued after the Company obtains any necessary approval from California blue sky authorities.

NOTE E—Litigation

    The Company is a defendant in a class action lawsuit pending in the United States District Court, Central District of California, Western Division. The complaint in the class action alleges that, over a three-year period, the Company misstated earnings in violation of securities laws. The complaint seeks damages on behalf of all investors who purchased common stock of the Company from August 1, 1996 to July 30, 1999. The Company's directors and officers insurance carrier has also filed a claim against the Company and certain of its officers that seeks to rescind coverage for the claims made against the Company and certain of its officers in the class action lawsuit and the related insurance litigation. The Company, counsel for the class action plaintiffs and the insurance carrier have entered into a proposed settlement agreement that has received preliminary approval from the court. Management anticipates final court approval by early September 2001; however, no assurance in this regard may be given. The terms of the proposed settlement include payment of $7,500,000 to the plaintiffs in the class action. Of this amount, the Company's directors and officer's insurance carrier would pay $6,000,000, and the balance would be paid by the Company. In connection with the payment by the insurance carrier, the Company's directors and officers insurance coverage would be cancelled. In addition, all parties would exchange releases.

    To finance the Company's portion of the settlement plan, the Company and Mel Marks, the Company's founder and a board member, have entered into a stock purchase agreement. Under the terms of this agreement, Mr. Marks has agreed to purchase shares of the Company's common stock, and the total purchase price for this stock would be $1,500,000. The price per share is $1.00. The valuation firm that the Company engaged to evaluate the fairness of the transaction concluded that this price per share is fair to the Company's shareholders, from a financial point of view. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date that Mr. Marks agreed to provide $1,500,000 to the Company to finance a portion of the class action settlement. Mr. Marks has deposited the funds to purchase the common stock with the Company. If the settlement is not completed, these funds will be returned to Mr. Marks, with interest. The court has given preliminary approval and management is hopeful that the settlement will be finalized; however, there can be no assurances that the settlement will receive final approval by the court. In the absence of final resolution of the litigation and in view of the position articulated by the directors and officers insurance carrier, continued litigation of the class action lawsuit could have a materially adverse effect on the Company.

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

    The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a materially adverse effect on its financial position or future results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Three Months Ended June 30,
	2001	2000
Net sales	100.0%	100.0%
Cost of goods sold	89.2%	90.7%

Gross profit	10.8%	9.3%
General and administrative expenses	4.8%	5.0%
Sales and marketing expenses	0.6%	0.8%
Research and development expenses	0.3%	0.4%

Operating income	5.1%	3.1%
Interest expense—net of interest income	2.9%	2.4%

Income before income taxes	2.2%	0.7%
Provision for income taxes	—	—

Net income	2.2%	0.7%

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

    Net sales for the three months ended June 30, 2001 were $42,251,000, an increase of $850,000 or 2.1% over the three months ended June 30, 2000. This increase in net sales is the net result of sales increasing to the Company's three largest customers which was partially offset by the elimination of an unprofitable line of business. The Company made a decision last year to concentrate its sales and marketing efforts by focusing on large retail chains and ceasing business with its smaller warehouses, where greater service requirements are more costly.

    Cost of goods sold increased over the period by $101,000 or 0.3% to $37,670,000 for the three months ended June 30, 2001 from $37,569,000 for the three months ended June 30, 2000. This increase is primarily attributable to additional costs incurred with increased production and sales. As a percentage of net sales, cost of goods sold decreased to 89.2% for the three months ended June 30, 2001 as compared to 90.7% for the three months ended June 30, 2000. This decrease, as a percentage of net sales, is attributable to (i) a reduction in labor costs; (ii) greater efficiencies due to the Company's consolidation of its facilities; and (iii) the reduction of rent expense in the Maricopa and Nashville facility of $142,803 and $55,635, respectively. These improvements were partially offset by a stock adjustment reserve of $75,000 per month, which was established during the fourth quarter of 2001.

    General and administrative expenses decreased over the periods by $44,000 or 2.1% to $2,042,000 for the three months ended June 30, 2001 from $2,086,000 for the three months ended June 30, 2000. As a percentage of sales, these expenses decreased over the periods to 4.8% from 5.0%, reflecting management's continuing efforts to reduce costs.

    Sales and marketing expenses decreased over the periods by $38,000 or 11.9% to $280,000 for the three months ended June 30, 2001 from $318,000 for the three months ended June 30, 2000. This decrease resulted principally from a reduction in personnel and commissions paid. As a percentage of sales, these expenses decreased over the periods to 0.6% from 0.8%.

    Research and development expenses decreased over the periods by $35,000 or 23.6% to $113,000 for the three months ended June 30, 2001 from $148,000 for the three months ended June 30, 2000. As a percentage of sales, these expenses decreased over the periods to 0.3% from 0.4% and is the result of management's efforts to reduce costs.

    For the three months ended June 30, 2001 interest expense net of interest income was $1,237,000. This represents an increase of $235,000 or 23.5% over net interest expense of $1,002,000 for the three months ended June 30, 2000. This increase is principally the result of the Company renewing its loan agreement with its bank, whereby 400,000 warrants previously issued to the bank were re-priced. This re-pricing resulted in a one-time charge of $360,000. This one-time charge was partially offset by lower interest rates and outstanding loan balance. Interest expense was comprised principally of interest on the Company's revolving credit facility, term loan and capital leases.

Liquidity and Capital Resources

    The Company finances its operations out of cash flow from operations and historically has utilized borrowings under its existing line of credit. On May 31, 2001 the Company and the bank executed the second amended and restated credit agreement. Under the new credit agreement, the maturity date on the advances made to the Company was extended to April 30, 2002 and the balance due of $33,750,000 was split into two separate credit facilities, a revolving line of credit facility of up to $24,750,000 and a $9,000,000 term loan. The amounts available under the line of credit facility are limited to 75% of Eligible Accounts Receivable and 80% of Appraised Net Recovery Value of inventory, in each case as such terms are defined in the May 31, 2001 amended and restated credit agreement. The line of credit facility and the term note provide for interest rates of 2.75% and 3.00%, respectively, above the bank's prime rate (6.75% at July 25, 2001). Each quarter, the spreads above the bank's prime rate can be reduced to 2.25% and 2.5%, respectively and increased to 3.0% and 3.25%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. The spreads above the bank's prime rate have been reduced by .25% to take into account the Company's establishment and funding of an escrow account to fund the settlement of the class action litigation discussed under the caption "Litigation" found in "Note E" to the Consolidated Financial Statements included in Item 1 of this Part I and will be reduced by an additional .25% when the class action lawsuit is settled.

    The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,000,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin at 3.00% and 3.25%, respectively, and the option to apply an additional default interest rate margin of 4% above the then-prevailing rate previously stated, until such default is cured.

    In connection with the execution of the April 20, 2000 amended and restated credit agreement, the Company issued the bank a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $2.045 per share. In connection with the execution of the May 31, 2001 second amended and restated credit agreement, the exercise price under the warrant was reduced to $.01 per share. This resulted in interest expense and additional paid-in capital increasing by $360,000.

    As noted in the preceding discussion, to date the bank has been willing to waive defaults by the Company with respect to its obligations under its credit agreement with the bank. There can be no assurance that the bank will be willing to waive any future defaults by the Company, and the refusal by the bank to do so in the future could have a material adverse impact on the Company. In addition, if the Company is not able to refinance the bank debt at maturity (April 30, 2002), and the bank refuses to extend the maturity date, this could have a material adverse impact upon the Company.

Consolidation of Operations

    At the present time, the consolidation effort pertaining to the Company's facilities in Torrance, California is approximately 95% complete. When this consolidation is completed, the Company believes that its facilities will be sufficient to satisfy its foreseeable production and warehouse requirements. The Company is also in the process of consolidating its Nashville operations into a smaller facility.

    In addition, the Company has facilities at its subsidiary locations in Malaysia and Singapore. The Company is considering moving the assembly of spark plug wire sets to Malaysia during the second half of the current fiscal year.

Customer Concentration

    The Company is substantially dependent upon sales to six major customers. During the three months ended June 30, 2001 sales to these six customers constituted approximately 99% of the Company's total sales. During the same period in fiscal 2000, sales to the Company's top six customers totaled approximately 94% of the Company's total sales. Any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact upon the Company. In addition, the concentration of the Company's sales has increasingly limited the Company's ability to negotiate favorable prices and favorable payment terms for its products.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

    Quantitative Disclosures.  The Company is subject to interest rate risk on its existing debt and any future financing requirements. The Company's variable rate debt relates to borrowings under the Credit Facility (see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources").

    The following table presents the weighted-average interest rates expected on the Company's existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date (As of June 30, 2001)

	Fiscal 2002	Fiscal 2003
	(Dollars in Thousands)
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility	$0	$24,750
Interest Rate	Prime + 2.75%*	Prime + 2.75%*
Term Loan	$0	$9,000
Interest Rate	Prime + 3.00%*	Prime + 3.00%

*
As noted in the discussion under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources", the spread above the bank's prime rate can increase or decrease depending upon changes in the ratio of the Company's funded debt to cash flow, and such spreads will be reduced by .25% when the class action lawsuit is settled.

    Qualitative Disclosures.  The Company's primary exposure relates to (1) interest rate risk on its long-term and short-term borrowings, (2) the Company's ability to pay or refinance its borrowings at maturity at market rates and (3) the impact of interest rate movements on the Company's ability to meet interest expense requirements and exceed financial covenants. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movement will have on its existing debt, management evaluates the Company's financial position on an ongoing basis.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

    This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in the Company's relationship with any of its customers, the Company's failure to meet the financial covenants or the other obligations set forth in its bank credit agreement and the bank's refusal to waive any such defaults, the Company's ability to refinance its bank debt at maturity, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs associated with and the anticipated savings from the Company's consolidation of facilities, the uncertainty of the class action lawsuit against the company and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    See Item 1. Note E to the Consolidated Financial Statements included in Item 1 of this Part I and incorporated by reference to this Item 1 of Part II.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    None

  (b)
  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS & ACCESSORIES, INC.
Dated: August 2, 2001	By:	/s/ CHARLES W. YEAGLEY Charles W. Yeagley Chief Financial Officer

QuickLinks

MOTORCAR PARTS & ACCESSORIES INDEX
PART I—FINANCIAL INFORMATION
MOTORCAR PARTS & ACCESSORIES, INC. Consolidated Balance Sheets
MOTORCAR PARTS & ACCESSORIES, INC. Consolidated Statements of Operations (Unaudited)
MOTORCAR PARTS & ACCESSORIES, INC. Consolidated Statement of Cash Flows (Unaudited)
MOTORCAR PARTS & ACCESSORIES, INC.
Condensed Notes to Consolidated Financial Statements June 30, 2001 and 2000 (Unaudited)
PART II—OTHER INFORMATION
SIGNATURES