Form 10-Q
period 2001-09-30
MOTORCAR PARTS & ACCESSORIES INC
filed 2001-11-13
CIK 918251

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                TO               .

Commission File No. 0-23538

MOTORCAR PARTS & ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

New York	11-2153962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503
(Address of principal executive offices)	Zip Code

Registrant's telephone number, including area code:  (310) 212-7910

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / /  No /x/

    There were 7,960,455 shares of Common Stock outstanding at September 30, 2001.

MOTORCAR PARTS & ACCESSORIES

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2001 (unaudited) and March 31, 2001	3
	Consolidated Statements of Operations (unaudited) for the three and six month periods ended September 30, 2001 and 2000	4
	Consolidated Statements of Cash Flows (unaudited) for the six month periods ended September 30, 2001 and 2000	5
	Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II—OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	14
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		15

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Balance Sheets

	September 30, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$84,000	$164,000
Short term investments	149,000	191,000
Accounts receivable—net	19,554,000	7,324,000
Inventory—net	33,352,000	35,209,000
Restricted deposit	—	1,500,000
Prepaid expenses and other current assets	875,000	659,000

Total current assets	54,014,000	45,047,000
Plant and equipment—net	7,962,000	9,087,000
Deferred tax asset	3,250,000	3,250,000
Income tax refund receivable	2,445,000	2,445,000
Other assets	1,505,000	279,000

TOTAL ASSETS	$69,176,000	$60,108,000

LIABILITIES
Current liabilities:
Accounts payable	$12,612,000	$7,216,000
Accrued liabilities	4,359,000	4,151,000
Line of credit	21,273,000	28,950,000
Term loan	9,000,000	—
Accrued litigation settlement	—	1,500,000
Deferred compensation	257,000	197,000
Current portion of capital lease obligations	1,197,000	1,197,000

Total current liabilities	48,698,000	43,211,000
Capitalized lease obligations, less current portion	1,607,000	2,099,000
Deposit from shareholder	—	1,500,000

Total liabilities	50,305,000	46,810,000
SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 7,960,455 and 6,460,455 shares issued and outstanding at September 30, 2001 and March 31, 2001, respectively	80,000	65,000
Additional paid-in capital	53,126,000	51,281,000
Accumulated other comprehensive loss	(83,000)	(88,000)
Accumulated deficit	(34,252,000)	(37,960,000)

Total shareholders' equity	18,871,000	13,298,000

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$69,176,000	$60,108,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Net sales	$91,480,000	$85,365,000	$49,229,000	$43,964,000
Cost of goods sold	80,521,000	77,832,000	42,851,000	40,263,000

Gross Margin	10,959,000	7,533,000	6,378,000	3,701,000

Operating expenses:
General and administrative	4,246,000	3,810,000	2,204,000	1,724,000
Sales and marketing	542,000	594,000	262,000	276,000
Research and development	271,000	266,000	158,000	118,000

Total operating expenses	5,059,000	4,670,000	2,624,000	2,118,000
Operating income	5,900,000	2,863,000	3,754,000	1,583,000
Interest expense—net	2,191,000	2,019,000	954,000	1,017,000

Income before provision for income taxes	3,709,000	844,000	2,800,000	566,000
Provision for income taxes	1,000	—	—	—

Net income	$3,708,000	$844,000	$2,800,000	566,000

Basic net income per share	$.57	$.13	$.42	$.09

Diluted net income per share	$.53	$.13	$.40	$.09

Weighted average number of shares outstanding
—basic	6,550,619	6,460,455	6,639,803	6,460,455
—diluted	6,990,328	6,460,455	7,014,445	6,460,455

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2001	2000
Cash flows from operating activities:
Net income	$3,708,000	$844,000
Adjustments to reconcile net income to net cash used in operating activities
Non-cash charge for compensatory stock warrants issued	360,000	—
Depreciation and amortization	1,446,000	1,481,000
(Increase) decrease in:
Accounts receivable	(12,230,000)	2,224,000
Inventory	1,857,000	2,294,000
Prepaid expenses and other current assets	(216,000)	(199,000)
Other assets	274,000	142,000
Increase (decrease) in:
Accounts payable and accrued expenses	5,604,000	(2,402,000)
Income taxes payable or refundable	—	8,000
Deferred compensation	60,000	—
Accrued litigation settlement	(1,500,000)	—
Other liabilities	—	11,000

Net cash provided by (used in) operating activities	(637,000)	4,403,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(321,000)	(167,000)
Change in short term investments	42,000	(12,000)

Net cash used in investing activities	(279,000)	(179,000)

Cash flows from financial activities:
Net borrowings (repayments) under line of credit	1,323,000	(4,834,000)
Proceeds from issuance of common stock	1,500,000	—
Payments on capital lease obligation	(492,000)	(522,000)
Deposit from shareholder	(1,500,000)	—

Net cash provided by (used in) financing activities	831,000	(5,356,000)

Effect of exchange rate changes on cash	5,000	9,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(80,000)	(1,123,000)
CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD	164,000	1,123,000

CASH AND CASH EQUIVALENTS—END OF PERIOD	$84,000	$0

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,601,775	$1,882,411
Income taxes	$1,000	—
Non-cash investing and financing activities:
Property acquired under capital lease	$103,000
Issuance of common stock	$1,500,000	—

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Condensed Notes to Consolidated Financial Statements
September 30, 2001 and 2000
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

[2]
Basis of presentation:

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

NOTE B—Inventory

    Inventory is comprised of the following:

	September 30, 2001	March 31, 2001
	(Unaudited)
Raw materials and cores	$24,111,000	$23,619,000
Work-in-process	1,752,000	1,195,000
Finished goods	11,505,000	14,648,000

	37,368,000	39,462,000
Less allowance for excess and obsolete inventory	(4,016,000)	(4,253,000)

	$33,352,000	$35,209,000

NOTE C—Line of Credit and Term Loan

    On May 31, 2001 the Company and the bank executed the second amended and restated credit agreement. Under the new credit agreement, the maturity date on the advances made to the Company was extended to April 30, 2002 and the balance due of $33,750,000 was split into two separate credit facilities, a revolving line of credit facility of up to $24,750,000 and a $9,000,000 term loan. The amounts available under the line of credit facility are limited to 75% of Eligible Accounts Receivable and 80% of Appraised Net Recovery Value of inventory, in each case as such terms are defined in the May 31, 2001 amended and restated credit agreement. The line of credit facility and the term note provide for interest rates of 2.50% and 2.75%, respectively, above the bank's prime rate, which was 6.00% on September 30, 2001. Each quarter, the spreads above the bank's prime rate can be reduced to 1.75% and 2.00%, respectively and increased to 2.50% and 2.75%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. On September 30, 2001, the interest rates for the line of credit facility and the term loan was 7.75% and 8.00% respectively. As of November 7, 2001, the bank's prime rate had dropped to 5.00%, which has resulted in a reduction in the Company's interest rates for both its line of credit facility and its term loan to 6.75% and 7.00% respectively.

    The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,000,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin to 3.00% and 3.25%, respectively, and the option to apply the default interest rate margin of 4% above the then-prevailing rate until such default is cured. Currently, the Company has met all of its financial conditions and restrictive covenants.

NOTE D—Net Income Per Share

    Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and assumes that all dilutive potential shares were converted at the beginning of the year. The Company only has common stock outstanding. Net income per share data for the three months ended September 30, 2001 and 2000 is as follows:

	September 30, 2001	September 30, 2000
	(Unaudited)	(Unaudited)
Net Income	$2,800,000	$566,000
Basic Weighted Average Shares Outstanding	6,639,803	6,460,455
Basic Net Income Per Share	$.42	$.09
Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	6,550,619	6,460,455
Dilutive Effect of Stock Options and Warrants	374,642	—

Dilutive Weighted Average Shares Outstanding	7,014,445	6,460,455
Diluted Net Income Per Share	$.40	$.09

    Net income per share data for the six months ended September 30, 2001 and 2000 is as follows:

	September 30, 2001	September 30, 2000
	(Unaudited)	(Unaudited)
Net Income	$3,708,000	$844,000
Basic Weighted Average Shares Outstanding	6,550,619	6,460,455
Basic Net Income Per Share	$.57	$.13
Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	6,550,619	6,460,455
Dilutive Effect of Stock Options and Warrants	439,709	—

Dilutive Weighted Average Shares Outstanding	6,990,328	6,460,455
Diluted Net Income Per Share	$.53	$.13

    The above computations, for both the three and six month periods ended September 30, 2001 include 62,000 employee stock options authorized by the Board, which are expected to be issued during the period ended December 31, 2001.

NOTE E—Litigation

    The Company has settled the class action lawsuit and related litigation that had been filed against the Company in the United States District Court, Central District of California, Western Division. The class action lawsuit alleged that, over a three-year period, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the class action plaintiffs will receive $7,500,000. Of this amount, the Company's directors and officer's insurance carrier will pay $6,000,000 and the Company will pay the balance. All parties have exchanged releases in connection with this settlement.

    To finance the Company's portion of the settlement agreement, the Company and Mel Marks, the Company's founder and a board member, entered into a stock purchase agreement. Under the terms of this agreement, Mr. Marks purchased shares of the Company's common stock as of September 19, 2001. The total purchase price for the stock was $1,500,000. The price per share was $1.00. The valuation firm that the Company engaged to render a fairness opinion of this transaction, concluded that this price per share was fair to the Company's shareholders, from a financial point of view. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date that Mr. Marks agreed to provide $1,500,000 to the Company to finance a portion of the class action settlement. In recording the final settlement, the Company reclassified the "Deposit from Shareholder" of $1,500,000 to Shareholders' Equity.

    On January 20, 2000, the Securities and Exchange Commission issued a formal order of investigation with respect to the Company. In this order, the SEC authorized an investigation into, among other things; the accuracy of the financial information previously filed with the Commission and potential deficiencies in the Company's records and system of internal control. The SEC investigation is proceeding. There can be no assurance with respect to the outcome of the SEC's investigation. In addition, the Company has not filed a number of periodic reports that it is obligated to file under the Securities Exchange Act of 1934. The SEC is aware of this failure and has reminded the Company that it has the authority to revoke or suspend the Company's registration under the Securities Exchange Act of 1934 as a result of this failure, which SEC action would prevent sales of the Company's common stock through broker/dealers.

    The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a materially adverse effect on its financial position or future results of operations.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

    The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Six Months Ended September 30,		Three Months Ended September 30,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.0%	91.2%	87.0%	91.6%

Gross margin	12.0%	8.8%	13.0%	8.4%
General and administrative expenses	4.6%	4.4%	4.5%	3.9%
Sales and marketing expenses	0.6%	0.7%	0.6%	0.6%
Research and development expenses	0.3%	0.3%	0.3%	0.3%

Operating income	6.5%	3.4%	7.6%	3.6%
Interest expense—net of interest income	2.4%	2.4%	1.9%	2.3%

Net income	4.1%	1.0%	5.7%	1.3%

Six Months Ended September 30, 2001 Compared to Six Months Ended September 30, 2000

    Net sales for the six months ended September 30, 2001 were $91,480,000, an increase of $6,115,000 or 7.2% over the six months ended September 30, 2000. Of this increase in net sales, $2,738,000 was due to the Company's expansion into new product lines; $1,773,000 was a direct result of increased sales to existing customers; and $1,604,000 was related to a decrease in warranty and sales returns attributable to the engineering department focusing on warranty reductions.

    Cost of goods sold increased over the period by $2,689,000 or 3.5% to $80,521,000 for the six months ended September 30, 2001 from $77,832,000 for the six months ended September 30, 2000. This increase is primarily attributable to additional costs incurred with increased production and sales. As a percentage of net sales, cost of goods sold decreased to 88.0% for the six months ended September 30, 2001 as compared to 91.2% for the six months ended September 30, 2000. This percentage decrease is attributable to (i) a reduction in labor costs associated with greater manufacturing efficiencies; (ii) a reduction in material costs, which resulted from the Company obtaining volume discounts from both foreign and domestic suppliers, attributable to a change in the Company's purchasing policies; and (iii) improved productivity due to the Company's consolidation of its facilities.

    General and administrative expenses increased over the periods by $436,000 or 11.4% to $4,246,000 for the six months ended September 30, 2001 from $3,810,000 for the six months ended September 30, 2000. As a percentage of sales, these expenses increased over the periods to 4.6% from 4.4%, and are attributable to an increase in bonus expense associated with the Company's improved performance, which is partially offset by a reduction in salaries and an increase in bad debt expense.

    Sales and marketing expenses decreased over the periods by $52,000 or 8.8% to $542,000 for the six months ended September 30, 2001 from $594,000 for the six months ended September 30, 2000. This decrease resulted principally from a reduction in personnel and commissions paid. As a percentage of sales, these expenses decreased over the periods to 0.6% from 0.7%.

    Research and development expenses increased over the periods by $5,000 or 1.9% to $271,000 for the six months ended September 30, 2001 from $266,000 for the six months ended September 30, 2000. As a percentage of sales, these expenses remained constant at 0.3%.

    For the six months ended September 30, 2001 interest expense net of interest income was $2,191,000. This represents an increase of $172,000 or 8.5% over net interest expense of $2,019,000 for the six months ended September 30, 2000. This increase is principally the result of the Company amending its loan agreement with its bank. As part of the amendment, 400,000 warrants previously issued to the bank were re-priced. This re-pricing resulted in a one-time charge of $360,000. This one-time charge was partially offset by lower interest rates and lower outstanding loan balance(s). Interest expense was comprised principally of interest on the Company's revolving credit facility, term loan and capital leases.

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

    Net sales for the three months ended September 30, 2001 were $49,229,000, an increase of $5,265,000 or 12.0% over the three months ended September 30, 2000. As stated above, this net increase in sales is the result of (i) the Company's expansion into new product lines; (ii) increased sales to existing customers; and (iii) a decrease in warranty and sales returns.

    Cost of goods sold increased over the period by $2,588,000 or 6.4% to $42,851,000 for the three months ended September 30, 2001 from $40,263,000 for the three months ended September 30, 2000. This increase is primarily attributable to additional costs incurred with increased production and sales. As a percentage of net sales, cost of goods sold decreased to 87.0% for the three months ended September 30, 2001 as compared to 91.6% for the three months ended September 30, 2000. This percentage decrease is attributable to (i) a reduction in labor costs associated with greater manufacturing efficiencies; (ii) a reduction in material costs, which resulted from the Company obtaining volume discounts from both foreign and domestic suppliers, attributable to a change in the Company's purchasing policies; and (iii) improved productivity due to the Company's consolidation of its facilities.

    General and administrative expenses increased over the periods by $480,000 or 27.8% to $2,204,000 for the three months ended September 30, 2001 from $1,724,000 for the three months ended September 30, 2000. As a percentage of sales, these expenses increased over the periods to 4.6% from 4.4%, and are attributable to an increase in bonus expense associated with the Company's improved performance, which is partially offset by a reduction in salaries and an increase in bad debt expense.

    Sales and marketing expenses decreased over the periods by $14,000 or 5.1% to $262,000 for the three months ended September 30, 2001 from $276,000 for the three months ended September 30, 2000. This decrease resulted principally from a reduction in personnel and commissions paid. As a percentage of sales, these expenses remained constant at 0.6%.

    Research and development expenses increased over the periods by $40,000 or 33.9% to $158,000 for the three months ended September 30, 2001 from $118,000 for the three months ended September 30, 2000.

    For the three months ended September 30, 2001 interest expense net of interest income was $954,000. This represents a decrease of $63,000 or 6.2% over net interest expense of $1,017,000 for the three months ended September 30, 2000. This decrease is principally the result of lower interest rates and lower outstanding loan balance(s). Interest expense was comprised principally of interest on the Company's revolving credit facility, term loan and capital leases.

Liquidity and Capital Resources

    The Company finances its operations out of cash flow from operations and historically has utilized borrowings under its existing line of credit. On May 31, 2001 the Company and the bank executed the second amended and restated credit agreement. Under the new credit agreement, the maturity date on the advances made to the Company was extended to April 30, 2002 and the balance due of $33,750,000 was split into two separate credit facilities, a revolving line of credit facility of up to $24,750,000 and a $9,000,000 term loan. The amounts available under the line of credit facility are limited to 75% of Eligible Accounts Receivable and 80% of Appraised Net Recovery Value of inventory, in each case as such terms are defined in the May 31, 2001 amended and restated credit agreement. The line of credit facility and the term note provide for interest rates of 2.50% and 2.75%, respectively, above the bank's prime rate, which was 6.00% on September 30, 2001. Each quarter, the spreads above the bank's prime rate can be reduced to 1.75% and 2.00%, respectively and increased to 2.50% and 2.75%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. On September 30, 2001, the interest rates for the line of credit facility and the term loan was 7.75% and 8.00% respectively. As of November 7, 2001, the bank's prime rate had dropped to 5.00%, which has resulted in a reduction in the Company's interest rates for both its line of credit facility and its term loan to drop to 6.75% and 7.00% respectively.

    The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,000,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin at 3.00% and 3.25%, respectively, and the option to apply an additional default interest rate margin of 4% above the then-prevailing rate previously stated, until such default is cured. Currently, the Company has met all of its financial conditions.

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

    As noted in the preceding discussion, to date, the bank has been willing to waive defaults by the Company with respect to its obligations under its credit agreement with the bank. There can be no assurance that the bank will be willing to waive any future defaults by the Company, and the refusal by the bank to do so in the future could have a material adverse impact on the Company. In addition, the Company is in the process of seeking replacement financing. If the Company is not able to refinance the bank debt at maturity (April 30, 2002), and the bank refuses to extend the maturity date, this could have a material adverse impact upon the Company.

    During the six months ended September 30, 2001, the Company's liquidity and need for capital resources was impacted by an increase in accounts receivable from $7,324,000 at March 31, 2001 to $19,554,000 at September 30, 2001. This increase was primarily attributable to the timing of the customer payments and stock adjustments and returns that occurred during the three months ended March 31, 2001 and the overall increase in Company sales during the period ended September 30, 2001. This increase was also attributable to changes in the payment terms provided by the Company to certain of its customers. These changes can be expected to increase the Company's future need for capital.

Consolidation of Operations

    At the present time, the consolidation effort pertaining to the Company's facilities in Torrance, California is approximately 98% complete. When this consolidation is completed, the Company believes that its facilities will be sufficient to satisfy its foreseeable production and warehouse requirements. The Company is also in the process of consolidating its Nashville operations into a smaller facility.

    In addition, the Company has facilities at its subsidiary locations in Malaysia and Singapore. The Company is considering moving the assembly of spark plug wire sets to Malaysia during the second half of the current fiscal year.

Customer Concentration

    The Company is substantially dependent upon sales to six major customers. During the three months ended September 30, 2001 sales to these six customers constituted approximately 99% of the Company's total sales. During the same period in fiscal 2000, sales to the Company's top six customers totaled approximately 97% of the Company's total sales. Any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact upon the Company. In addition, the concentration of the Company's sales has increasingly limited the Company's ability to negotiate favorable prices and favorable payment terms for its products.

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

    The following table presents the weighted-average interest rates expected on the Company's existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date (As of September 30, 2001)

	Fiscal 2002	Fiscal 2003
	(Dollars in Thousands)
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility	$0	$24,750
Interest Rate	Prime + 2.50%*	Prime + 2.50%*
Term Loan	$0	$9,000
Interest Rate	Prime + 2.75%*	Prime + 2.75%

*
As noted in the discussion under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources", the spread above the bank's prime rate can increase or decrease depending upon changes in the ratio of the Company's funded debt to cash flow.

    Qualitative Disclosures.  The Company's primary exposure relates to (1) interest rate risk on its long-term and short-term borrowings, (2) the Company's ability to pay or refinance its borrowings at maturity at market rates and (3) the impact of interest rate movements on the Company's ability to meet interest expense requirements and exceed financial covenants. While the Company cannot predict or manage its ability to refinance existing debt or the impact interest rate movement will have on its existing debt, management evaluates the Company's financial position on an on-going basis.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings

    See Item 1. Note E to the Consolidated Financial Statements included in Item 1 of Part I and incorporated by reference to this Item 1 of Part II.

Item 2.  Changes in Securities and Use of Proceeds

    As noted in the discussion under Note E to the Consolidated Financial Statements included in Item 1 of this Part 1, to finance the Company's portion of the settlement agreement, the Company sold 1,500,000 shares of its common stock to Mel Marks. These shares were sold without registration in reliance upon the exemption from registration provided for under Section 4(2) of the Securities Act of 1933 and Regulation D issued by the Securities and Exchange Commission.

Item 6.  Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

    None

  (b)
  Reports on Form 8-K

    None

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS & ACCESSORIES, INC.

Dated: November 13, 2001	By:	/s/ CHARLES W. YEAGLEY Charles W. Yeagley Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Cash Flows
Condensed Notes to Consolidated Financial Statements
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES