Form 10-Q
period 2001-12-31
MOTORCAR PARTS & ACCESSORIES INC
filed 2002-02-08
CIK 918251

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-23538

MOTORCAR PARTS & ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2153962 (I.R.S. Employer Identification No.)
2929 California Street, Torrance, California (Address of principal executive offices)	90503 Zip Code

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

Yes / /    No /x/

        There were 7,960,455 shares of Common Stock outstanding at December 31, 2001.

MOTORCAR PARTS & ACCESSORIES

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of December 31, 2001 (unaudited) and March 31, 2001	3
	Consolidated Statements of Operations (unaudited) for the nine and three month periods ended December 31, 2001 and 2000	4
	Consolidated Statements of Cash Flows (unaudited) for the nine and three month periods ended December 31, 2001 and 2000	5
	Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
PART II—OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Balance Sheets

	December 31, 2001	March 31, 2001
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$134,000	$164,000
Short term investments	209,000	191,000
Accounts receivable—net	19,471,000	7,324,000
Inventory—net	34,873,000	35,209,000
Restricted deposit	—	1,500,000
Prepaid expenses and other current assets	408,000	659,000

Total current assets	55,095,000	45,047,000
Plant and equipment—net	7,569,000	9,087,000
Deferred tax asset	3,250,000	3,250,000
Income tax refund receivable	2,445,000	2,445,000
Other assets	1,746,000	279,000

TOTAL ASSETS	$70,105,000	$60,108,000

LIABILITIES
Current liabilities:
Accounts payable	$11,781,000	$7,216,000
Accrued liabilities	3,425,000	4,151,000
Line of credit	23,018,000	28,950,000
Term loan	9,000,000	—
Accrued litigation settlement	—	1,500,000
Deferred compensation	221,000	197,000
Current portion of capital lease obligations	1,197,000	1,197,000

Total current liabilities	48,642,000	43,211,000
Capitalized lease obligations, less current portion	1,298,000	2,099,000
Deposit from shareholder	—	1,500,000

Total liabilities	49,940,000	46,810,000
SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 7,960,455 and 6,460,455 shares issued and outstanding at December 31, 2001 and March 31, 2001, respectively	80,000	65,000
Additional paid-in capital	53,126,000	51,281,000
Accumulated other comprehensive loss	(89,000)	(88,000)
Accumulated deficit	(32,952,000)	(37,960,000)

Total shareholders' equity	20,165,000	13,298,000

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$70,105,000	$60,108,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2001	2000	2001	2000
Net sales	$130,317,000	$124,334,000	$38,837,000	$38,969,000
Cost of goods sold	115,607,000	113,197,000	35,084,000	35,365,000

Gross Margin	14,710,000	11,137,000	3,753,000	3,604,000

Operating expenses:
General and administrative	5,554,000	7,614,000	1,251,000	3,804,000
Sales and marketing	810,000	864,000	268,000	270,000
Research and development	399,000	363,000	128,000	97,000

Total operating expenses	6,763,000	8,841,000	1,647,000	4,171,000

Operating income (loss)	7,947,000	2,296,000	2,106,000	(567,000)
Interest expense—net	2,939,000	2,976,000	806,000	957,000

Net income (loss)	$5,008,000	$(680,000)	$1,300,000	$(1,524,000)

Basic net income (loss) per share	$.71	$(.11)	$.16	$(.24)

Diluted net income (loss) per share	$.67	$(.11)	$.15	$(.24)

Weighted average number of shares outstanding
—basic	7,022,273	6,460,455	7,960,455	6,460,455
—diluted	7,490,629	6,460,455	8,460,078	6,460,455

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2001	2000
Cash flows from operating activities:
Net income (loss)	$5,008,000	$(680,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Non-cash charge for compensatory stock warrants issued	360,000	—
Depreciation and amortization	2,180,000	2,200,000
(Increase) decrease in:
Accounts receivable	(12,147,000)	(1,121,000)
Inventory	336,000	3,032,000
Prepaid expenses and other current assets	251,000	(47,000)
Other assets	34,000	24,000
Increase (decrease) in:
Accounts payable and accrued expenses	3,838,000	(754,000)
Deferred compensation	24,000	—
Accrued litigation settlement	(1,500,000)	—

Net cash (used in) provided by operating activities	(1,616,000)	2,654,000

Cash flows from investing activities:
Purchase of plant and equipment	(662,000)	(332,000)
Change in short term investments	(18,000)	14,000

Net cash used in investing activities	(680,000)	(318,000)

Cash flows from financial activities:
Net borrowings (repayments) under line of credit	3,068,000	(2,614,000)
Proceeds from issuance of common stock	1,500,000	—
Payments on capital lease obligation	(801,000)	(798,000)
Deposit from shareholder	(1,500,000)	—

Net cash provided by (used in) financing activities	2,267,000	(3,412,000)

Effect of exchange rate changes on cash	(1,000)	16,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	(30,000)	(1,060,000)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	164,000	1,123,000

CASH AND CASH EQUIVALENTS—END OF PERIOD	$134,000	$63,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$3,105,000	$2,968,000
Income taxes	$1,000	—
Non-cash investing and financing activities:
Property acquired under capital lease	$103,000	—

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Condensed Notes to Consolidated Financial Statements
December 31, 2001 and 2000
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

        The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing operations for alternators and starters in California, Singapore and Malaysia. Assembly operations for spark plug wire sets are performed in California and Malaysia.

[1]
Principles of consolidation:

  The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

[2]
Basis of presentation:

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2001 are not necessarily indicative of the results that may be expected for the year ending March 31, 2002. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2001.

NOTE B—Inventory

        Inventory is comprised of the following:

	December 31, 2001 (Unaudited)	March 31, 2001
Raw materials and cores	$24,943,000	$23,619,000
Work-in-process	1,269,000	1,195,000
Finished goods	12,116,000	14,648,000

	38,328,000	39,462,000
Less allowance for excess and obsolete inventory	(3,455,000)	(4,253,000)

	$34,873,000	$35,209,000

NOTE C—Line of Credit and Term Loan

        On May 31, 2001 the Company and the bank executed the second amended and restated credit agreement. Under the new credit agreement, the maturity date on the advances made to the Company was extended to April 30, 2002 and the balance due of $33,750,000 was split into two separate credit facilities, a revolving line of credit facility of up to $24,750,000 and a $9,000,000 term loan. The amounts available under the line of credit facility are limited to 75% of Eligible Accounts Receivable and 80% of Appraised Net Recovery Value of inventory, in each case as such terms are defined in the May 31, 2001 amended and restated credit agreement. The line of credit facility and the term note provide for interest rates of 2.50% and 2.75%, respectively, above the bank's prime rate, which was 4.75% on December 31, 2001. Each quarter, the spreads above the bank's prime rate can be reduced to 1.75% and 2.00%, respectively and increased to 2.50% and 2.75%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. On December 31, 2001, the interest rates for the line of credit facility and the term loan was 6.50% and 6.75% respectively.

        The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,000,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin to 3.00% and 3.25%, respectively, and the option to apply the default interest rate margin of 4% above the then-prevailing rate until such default is cured. Currently, the Company is in compliance with all of its financial conditions and restrictive covenants.

NOTE D—Net Income Per Share

        Basic net income (loss) per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed using the weighted average number of shares of common stock outstanding and assumes that all dilutive potential shares were converted at the beginning of the year. The Company only has common stock outstanding. Net income (loss) per share data for the three months ended December 31, 2001 and 2000 is as follows:

	December 31, 2001 (Unaudited)	December 31, 2000 (Unaudited)
Net Income (Loss)	$1,300,000	$(1,524,000)
Basic Weighted Average Shares Outstanding	7,960,455	6,460,455
Basic Net Income (Loss) Per Share	$.16	$(.24)
Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	7,960,455	6,460,455
Dilutive Effect of Stock Options and Warrants	499,623	—

Dilutive Weighted Average Shares Outstanding	8,460,078	6,460,455
Diluted Net Income (Loss) Per Share	$.15	$(.24)

        Net income (loss) per share data for the nine months ended December 31, 2001 and 2000 is as follows:

	December 31, 2001 (Unaudited)	December 31, 2000 (Unaudited)
Net Income (Loss)	$5,008,000	$(680,000)
Basic Weighted Average Shares Outstanding	7,022,273	6,460,455
Basic Net Income (Loss) Per Share	$.71	$(.11)
Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	7,022,273	6,460,455
Dilutive Effect of Stock Options and Warrants	468,356	—

Dilutive Weighted Average Shares Outstanding	7,490,629	6,460,455
Diluted Net Income (Loss) Per Share	$.67	$(.11)

        The above computations, for both the three and nine month periods ended December 31, 2001 include 62,000 of employee stock options authorized by the Board, which were issued during the period ended December 31, 2001.

NOTE E—Litigation

        The Company has settled the class action lawsuit and related litigation that had been filed against the Company in the United States District Court, Central District of California, Western Division. The class action lawsuit alleged that, over a four-year period during 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the class action plaintiffs will receive $7,500,000. Of this amount, the Company's directors and officer's insurance carrier will pay $6,000,000 and the Company will pay the balance. All parties have exchanged releases in connection with this settlement.

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

NOTE F—Income Taxes

        There has been no provision for income taxes included in these Financial Statements. The Company has a net operating loss carry-forward from the Fiscal Year ending March 31, 2001 of approximately $26,000,000; therefore, at this time, Management believes that the Company's net operating loss carry-forward will offset any anticipated income tax expense.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Selected Financial Data

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Nine Months Ended December 31,		Three Months Ended December 31,
	2001	2000	2001	2000
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.7%	91.0%	90.4%	90.8%

Gross margin	11.3%	9.0%	9.6%	9.2%
General and administrative expenses	4.3%	6.1%	3.2%	9.8%
Sales and marketing expenses	0.6%	0.7%	0.7%	0.7%
Research and development expenses	0.3%	0.3%	0.3%	0.2%

Operating income (loss)	6.1%	1.9%	5.4%	(1.5)%
Interest expense—net of interest income	2.3%	2.4%	2.1%	2.4%

Net income (loss)	3.8%	(0.5)%	3.3%	(3.9)%

Nine Months Ended December 31, 2001 Compared to Nine Months Ended December 31, 2000

        Net sales for the nine months ended December 31, 2001 were $130,317,000 an increase of $5,983,000 or 4.8% over the nine months ended December 31, 2000. Of this increase in net sales, $3,870,000 was due to the Company's expansion into new product lines; $545,000 was a direct result of increased sales to existing customers; and $1,568,000 was related to a decrease in warranty and sales returns attributable to the engineering department focusing on warranty reductions.

        Cost of goods sold increased over the period by $2,410,000 or 2.1% to $115,607,000 for the nine months ended December 31, 2001 from $113,197,000 for the nine months ended December 31, 2000. This increase is primarily attributable to additional costs incurred with increased production and sales. As a percentage of net sales, cost of goods sold decreased to 88.7% for the nine months ended December 31, 2001 as compared to 91.0% for the nine months ended December 31, 2000. This percentage decrease is principally attributable to a reduction in labor costs associated with greater manufacturing efficiencies and improved productivity due to the Company's consolidation of its facilities.

        General and administrative expenses decreased over the periods by $2,060,000 or 27.1% to $5,554,000 for the nine months ended December 31, 2001 from $7,614,000 for the nine months ended December 31, 2000. As a percentage of sales, these expenses decreased over the periods to 4.3% from 6.1%, and are principally the result of a $1,500,000 decrease in expenses related to the class action settlement and a $915,000 decrease in other non-recurring legal and accounting expenses, which are partially offset by an increase in bonus expense associated with the Company's improved performance and an increase in customer allowances.

        Sales and marketing expenses decreased over the periods by $54,000 or 6.3% to $810,000 for the nine months ended December 31, 2001 from $864,000 for the nine months ended December 31, 2000.

This decrease resulted principally from a reduction in outside commissions paid. As a percentage of sales, these expenses decreased over the periods to 0.6% from 0.7%.

        Research and development expenses increased over the periods by $36,000 or 9.9% to $399,000 for the nine months ended December 31, 2001 from $363,000 for the nine months ended December 31, 2000. As a percentage of sales, these expenses remained constant at 0.3%.

        For the nine months ended December 31, 2001 interest expense net of interest income was $2,939,000. This represents a decrease of $37,000 or 1.2% over net interest expense of $2,976,000 for the nine months ended December 31, 2000. This decrease is principally the result of the Company amending its loan agreement with its bank. As part of the amendment, 400,000 warrants previously issued to the bank were re-priced. This re-pricing resulted in a one-time charge of $360,000. This one-time charge and the increase in the overall level of outstanding debt were partially offset by lower interest rates. Interest expense was comprised principally of interest on the Company's revolving credit facility, term loan and capital leases.

Three Months Ended December 31, 2001 Compared to Three Months Ended December 31, 2000

        Net sales for the three months ended December 31, 2001 were $38,837,000, a decrease of $132,000 or 0.3% over the three months ended December 31, 2000. This net decrease in sales is principally the result of the loss of one of the Company's customers that accounted for approximately 3% of the Company's net sales for the preceding 12-month period. This loss was substantially offset by additional sales to the Company's ongoing customers.

        Cost of goods sold decreased over the period by $281,000 or 0.8% to $35,084,000 for the three months ended December 31, 2001 from $35,365,000 for the three months ended December 31, 2000. This decrease is primarily attributable to a reduction in costs incurred due to lower sales and production costs. As a percentage of net sales, cost of goods sold decreased to 90.4% for the three months ended December 31, 2001 as compared to 90.8% for the three months ended December 31, 2000. This decrease is attributable to a reduction in labor costs associated with greater manufacturing efficiencies and improved productivity due to the Company's consolidation of its facilities.

        General and administrative expenses decreased over the periods by $2,553,000 or 67.1% to $1,251,000 for the three months ended December 31, 2001 from $3,804,000 for the three months ended December 31, 2000. As a percentage of sales, these expenses decreased over the periods to 3.2% from 9.8%, and are principally attributable to a $1,500,000 decrease in expenses related to the class action settlement and a $1,002,000 decrease in other non-recurring legal and accounting expenses.

        Sales and marketing expenses remained relatively flat and decreased over the periods by $2,000 or 0.7% to $268,000 for the three months ended December 31, 2001 from $270,000 for the three months ended December 31, 2000. As a percentage of sales, these expenses remained constant at approximately 0.7%.

        Research and development expenses increased over the periods by $31,000 or 32.0% to $128,000 for the three months ended December 31, 2001 from $97,000 for the three months ended December 31, 2000. As a percentage of sales, these expenses increased by 0.1% for the three months ended December 31, 2001 to 0.3% from 0.2% for the three months ended December 31, 2000 and are the result of increased spending for supplies and equipment.

        For the three months ended December 31, 2001 interest expense net of interest income was $806,000. This represents a decrease of $151,000 or 15.8% over net interest expense of $957,000 for the three months ended December 31, 2000. This decrease is principally the result of lower interest rates, which was partially offset by an increase in the overall level of outstanding debt. Interest expense was comprised principally of interest on the Company's revolving credit facility, term loan and capital leases.

Liquidity and Capital Resources

        The Company finances its operations out of cash flow from operations and historically has utilized borrowings under its existing line of credit. On May 31, 2001 the Company and the bank executed the second amended and restated credit agreement. Under the new credit agreement, the maturity date on the advances made to the Company was extended to April 30, 2002 and the balance due of $33,750,000 was split into two separate credit facilities, a revolving line of credit facility of up to $24,750,000 and a $9,000,000 term loan. The amounts available under the line of credit facility are limited to 75% of Eligible Accounts Receivable and 80% of Appraised Net Recovery Value of inventory, in each case as such terms are defined in the May 31, 2001 amended and restated credit agreement. The line of credit facility and the term note provide for interest rates of 2.50% and 2.75%, respectively, above the bank's prime rate, which was 4.75% on December 31, 2001. Each quarter, the spreads above the bank's prime rate can be reduced to 1.75% and 2.00%, respectively and increased to 2.50% and 2.75%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. On December 31, 2001, the interest rates for the line of credit facility and the term loan was 6.50% and 6.75% respectively.

        The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,000,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin at 3.00% and 3.25%, respectively, and the option to apply an additional default interest rate margin of 4% above the then-prevailing rate previously stated, until such default is cured. Currently, the Company is in compliance with all of its financial conditions.

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

        During the nine months ended December 31, 2001, the Company's liquidity and need for capital resources was impacted by an increase in accounts receivable from $7,324,000 at March 31, 2001 to $19,471,000 at December 31, 2001. This increase was primarily attributable to the timing of customer payments and stock adjustments and returns that occurred during the three months ended March 31, 2001 and the overall increase in Company sales during the period ended December 31, 2001. This increase was also attributable to changes in payment terms provided by the Company to certain of its customers. These changes have significantly increased the Company's need for working capital and this increased capital requirement is expected to continue.

Consolidation of Operations

        At the present time, the consolidation effort pertaining to the Company's facilities in Torrance, California is nearly 100% complete. When this consolidation is completed, the Company believes that its facilities will be sufficient to satisfy its foreseeable production and warehouse requirements. The Company has also completed its consolidation efforts in Nashville and has moved to a smaller facility.

        In addition, the Company has facilities at its subsidiary locations in Malaysia and Singapore.

Customer Concentration

        The Company is substantially dependent upon sales to five major customers. During the three months ended December 31, 2001 sales to these five customers constituted approximately 96% of the Company's total sales. During the same period in fiscal 2000, sales to the Company's top five customers totaled approximately 96% of the Company's total sales. Any meaningful reduction in the level of sales to any of these customers could have a materially adverse impact upon the Company. In addition, the concentration of the Company's sales and the competitive environment in which the Company operates has increasingly limited the Company's ability to negotiate favorable prices for its products.

Seasonality of Business

        Due to the nature and design as well as the current limits of technology, alternators and starters traditionally fail when operating in extreme conditions. That is, during the summer months, when the temperature typically increases over a sustained period of time, alternators and starters are more apt to fail and thus, an increase in demand for the Company's products typically occurs. Similarly, during winter months, when the temperature is colder, alternators and starters tend to fail and require replacing immediately, since these parts are mandatory for the operation of the vehicle. As such, summer months tend to show an increase in overall volume with a few spikes in the winter.

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

        The following table presents the weighted-average interest rates expected on the Company's existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date (As of December 31, 2001)

	Fiscal 2002		Fiscal 2003
	(Dollars in Thousands)
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility	$24,750		$24,750
Interest Rate	Prime + 1.75	%*	Prime + 1.75	%*
Term Loan	$9,000		$9,000
Interest Rate	Prime + 2.00	%*	Prime + 2.00%

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

MOTORCAR PARTS & ACCESSORIES, INC.
Dated: February 8, 2002	By:	/s/ CHARLES W. YEAGLEY Charles W. Yeagley Chief Financial Officer

QuickLinks

INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES