Form 10-K
period 2002-03-31
MOTORCAR PARTS & ACCESSORIES INC
filed 2002-07-01
CIK 918251

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

(310) 212-7910
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-K or any amendment to this Form 10-K. ☒

        Issuer's revenues for its most recent fiscal year: $172,040,000

        The aggregate market value, calculated on the basis of the average bid and asked prices of such stock on the Internet Billboard, of Common Stock held by non-affiliates of the Registrant as of June 12, 2002 was approximately $19,915,235.

        There were 7,960,455 shares of Common Stock outstanding at June 13, 2002.

MOTORCAR PARTS & ACCESSORIES, INC.

PART I

Item 1. Business.

General

        The Company is a leading remanufacturer of replacement alternators and starters for imported and domestic cars and light trucks. These vehicles, which are manufactured both in the United States and overseas, include many of the most recognizable brands from companies such as General Motors, Ford, Chrysler, Toyota, Honda, Nissan, Mazda, and Volkswagen. The Company also assembles and distributes starter ignition wire sets for imported and domestic cars and light trucks.

        The Company's products are sold throughout the United States to many of the nation's largest chains of retail automotive stores, including AutoZone, CSK Automotive, The Pep Boys, and Ozark Automotive. The Company also supplies remanufactured alternators and starters to General Motors. These General Motors units are sold through their Service Parts Operation, which includes distribution throughout the United States and Canada. The Company's products are also sold in Mexico through a number of the retail chain stores' distribution channels. During the last several years, the Company's marketing and sales efforts have been principally geared toward automotive chain stores and General Motors' Service Parts Operation, which the Company believes is the fastest growing segment of the automotive after-market industry, and is consistent with its existing targeted customers. During fiscal 2002, 2001 and 2000, approximately 97%, 97% and 89% respectively, of the Company's sales were to automotive chain stores, which is comprised of approximately 5,500 stores and General Motors. The balance of sales went primarily to large warehouse distributors and smaller retail chains as well as the sale of spark plug wire sets, which the Company assembles both in the United States and Malaysia.

The Automotive After-market Industry

        The automotive after-market for alternators and starters has grown in recent years. The Company believes that this growth has resulted from, among other trends, (1) the increased number of vehicles in use, (2) the increased number of miles driven each year and (3) the growth of vehicles at their prime repair age of four years and older. Based upon market information it has reviewed, the Company believes the average age of vehicles in operation in the United States is 9.1 years.

        Two distinct groups of end-users buy replacement automotive parts: (1) individual "do-it-yourself" consumers; and (2) professional "do-it-for-me" installers. The individual consumer market is typically supplied through retailers and retail arms of warehouse distributors. Automotive repair shops generally purchase parts through local independent parts wholesalers, through national warehouse distributors and, at a growing rate, through commercial account programs with automotive parts retailers, aimed at servicing the professional "do-it-for-me" installers. It is through efforts by automotive parts retailers to expand their sales to the professional "do-it-for-me" installers, that the Company sees a portion of its future growth being realized.

        The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. To respond to this market development, the Company has had to increase the number of inventory items it maintains in stock. The technology used in alternators and starters has become more advanced in response to the installation in vehicles of an increasing number of electrical components such as cellular telephones, electrically powered windows, air conditioning equipment, high-powered radio and stereo systems and audio/visual equipment. Consequently, per unit sale prices have increased for such alternators and starters.

        Remanufacturing, which involves the reuse of parts which might otherwise be discarded, creates a supply of parts at a significantly lower cost to the user than newly manufactured parts, and makes available automotive parts which are no longer being manufactured. By making readily available parts for automotive general use, remanufacturing benefits automotive repair shops by relieving them of the need to rebuild worn parts on an individual basis and conserves material which would otherwise be used to manufacture new replacement parts. Most importantly, however, the Company's remanufactured parts are sold at significantly lower prices than competitive new replacement parts.

Company Products

        The Company's primary products are remanufactured replacement alternators and starters for both imported and domestic cars and light trucks. The Company also assembles and distributes ignition wire sets for the automotive after-market for use in a wide variety of makes and models of foreign and domestic vehicles. During fiscal years ending 2002, 2001 and 2000, sales of replacement alternators and starters constituted 99%, 99% and 98% respectively, of the Company's fiscal year 2002, 2001 and 2000 total sales. The balance of the Company's sales was attributable to sales of wire sets. Alternators, starters and ignition wire sets are essential components in all makes and models of vehicles. These products constitute non-elective replacement parts, which are required for a vehicle to operate. Approximately 99% of the Company's products are sold for resale under customer private labels, with the remaining 1% being sold under the Company's brand name, which includes the use of its registered trademark, "MPA". Customers that sell the Company's products under private label include AutoZone, CSK Automotive, The Pep Boys, Ozark Automotive, and General Motors.

        The Company's alternators and starters are produced to meet or exceed automobile manufacturer specifications. The Company remanufactures a broad assortment of alternators and starters in order to accommodate the proliferation of applications and products in use. Currently, the Company provides a full line of approximately 1,481 different alternators and 923 different starters. The Company's alternators and starters are provided for virtually all foreign and domestic manufacturers.

Customers and Customer Concentration

        The Company's products are marketed throughout the United States, Canada and Mexico. The Company's customers consist of many of the largest retail automotive stores and automotive warehouse distributors and General Motors who all sell the Company's products in the United States. The Company also sells its products throughout Canada and Mexico through the Company's current distribution channels. The Company services automotive retail chain store accounts servicing approximately 5,500 retail outlets.

        Many of the largest chains of retail automotive stores in the United States obtain their imported car alternators and starters from the Company. Consequently, a significant percentage of the Company's sales have been concentrated among a relatively small number of customers. The Company's three largest customers, AutoZone, CSK Automotive and Ozark Automotive, accounted for approximately 86% of total net sales during fiscal 2002. Similarly, during fiscal 2001 and 2000, the Company's three largest customers accounted for approximately 69% and 59% respectively, of total net sales. There can no assurance that this concentration of sales among customers will not continue or conversely will increase in the future. The loss of a significant customer or substantial decrease in sales to such a customer would have a material adverse effect on the Company's sales and operating results. In addition, customers may demand price concessions or product returns and allowances from the Company that could adversely affect profit margins. The Company's arrangements with most of its customers are based principally on the receipt of purchase orders.

Operations of the Company

Cores

        In its remanufacturing operations, the Company obtains used alternators and starters, commonly known as "cores", which are sorted by make and model and stored until needed. When needed for remanufacturing, the cores are completely disassembled into component parts. Components, which can be incorporated into the remanufactured product, are thoroughly cleaned, tested and refinished. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. The unit is then reassembled on an assembly line into a finished product. Inspection and testing are conducted at various stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Components of cores, which are not used by the Company in its remanufacturing process, are sold as scrap.

        The majority of the cores remanufactured by the Company are obtained from customers as trade-ins, which are credited against future purchases. The Company's customers offer consumers a credit to exchange their used units at the time of purchase. To a lesser extent, the Company also purchases cores in the open market from core brokers, who are dealers specializing in buying and selling cores. Although the Company believes that the open market does not and will continue not to be a primary source of cores, this market offers a supplemental source for maintaining stock balance. Other materials and components used in remanufacturing are also purchased in the open market. The ability to obtain cores of the types and quantities required by the Company is essential to the Company's ability to meet demand.

        The price of a finished product sold to the Company's customers is generally comprised of a separately invoiced amount for the core included in the product ("core value") and an amount for remanufacturing ("value added"). Upon receipt of a core from a customer, the Company generally gives a credit to the customer for the core value originally invoiced with respect to that core. Typically, the core value credit given to a customer exceeds the market value of the core accepted as a trade-in. The Company records this difference in cost of sales. The Company generally limits core returns to cores sold to the specific customer, which are in remanufacturable condition. Core values fluctuate on the basis of several economic factors, including market availability, seasonality and demand.

Production Process

        The initial step in the Company's remanufacturing process begins with the receipt of cores from various sources, including trade-ins from customers and purchases in the open market. The cores are assessed and evaluated for inventory control purposes and then sorted by part number. Each core is completely disassembled into all of its fundamental components. The components are cleaned in a process that employs customized equipment and cleaning materials. The cleaning process is accomplished in accordance with the required specifications of the particular component.

        After the cleaning process is complete, the component parts are inspected and tested as prescribed by the Company's rigorous and QS 9000 approved quality control program. (QS 9000, is an internationally recognized, world class, automotive quality system.) This program, which is implemented throughout the operational process, is known as statistical process control. Upon passage of all tests, which are monitored by designated quality control personnel, the components are ready for assembly into required units. Each fully assembled unit is then subjected to additional testing to ensure performance and quality. Finished products are then either stored in the Company's warehouse facility or packaged for immediate delivery. To maximize manufacturing efficiency, the Company stores component parts ready for assembly in its warehousing facilities. The Company's management information systems, including hardware and software, facilitate the remanufacturing process from cores to finished products. The complete remanufacturing process from core disassembly through final assembly and testing takes approximately three days.

        The Company generally assembles ignition wires from components manufactured by third parties. The assembly process involves the cutting of predetermined lengths of wire, which have been manufactured to the Company's specifications, and the attaching of terminals and boots to the ends of such wire. Ultimately, the final product is tested and packaged under the customer's private label.

        The Company also conducts business through two wholly owned foreign subsidiaries, MVR Products Pte Limited ("MVR"), which operates a shipping and receiving warehouse, testing facility and maintains office space in Singapore and Unijoh Sdn, Bhd ("Unijoh"), which conducts remanufacturing operations in Malaysia, similar to those conducted by the Company at its remanufacturing facility in Torrance. These foreign operations are conducted with quality control standards and other internal controls similar to those currently implemented at the Company's remanufacturing facilities in Torrance. The facilities of MVR and Unijoh are located approximately one hour drive apart. The Company believes that the operations of its foreign subsidiaries are important because of the lower labor costs experienced by these entities in the same remanufacturing process. The foreign subsidiaries produced in fiscal 2002, 2001 and 2000 approximately 195,000, 197,000, and 209,000 units, respectively, or about 9% of the Company's total production for each of the last three years.

Product Warranty

        The Company has a warranty policy that it believes is typical for the remanufactured automotive replacement parts industry. Like other re-manufacturers, the Company only accepts product warranties from on-going customers. If a customer ceases doing business with the Company, the Company recognizes no further obligations to that customer with respect to product warranties and hence, no additional warranty returns would be accepted by the Company. This is standard industry practice. The customer would ordinarily send any returnable products to a new remanufacturer maintaining the same policy, which remanufacturer would accept the product warranty and grant appropriate credits regardless of whether the units were originally purchased from that new remanufacturer. The Company generally follows this industry practice and provides the same warranty and trade-in rights when it takes over businesses that had previously been supported by another remanufacturer.

        As a result of this product warranty policy, the Company accounts for product warranties on a current basis. No reserve is made for future product warranties since there is no on-going obligation to accept such warranties in the absence of continuing sales to the returning customer. The Company believes that its warranty rate has been consistent with rates generally experienced in its industry.

Marketing and Distribution

        The Company markets and distributes its products regionally through salaried personnel. The Company's products are sold principally under private label names.

        The Company focuses its sales efforts on automotive retail chains, which the Company believes constitutes the dominant distribution channel in the Company's market. The Company also sells its alternators and starters to General Motors. Products are delivered directly by or on behalf of the Company to the chain's distribution centers which then deliver the merchandise directly to the retail stores for purchase by consumers or, in the case of General Motors, to its Service Parts Operation for distribution. The Company believes that it has obtained significant marketing, distribution and manufacturing efficiencies by focusing its sales efforts on chains of automotive retail stores.

        The Company prepares and publishes a comprehensive catalog of its alternators and starters, and a detailed technical glossary and explanation guide. The Company believes that it maintains one of the market's most extensive catalog and product identification systems, offering one of the widest varieties of alternators and starters available in that market. The Company further believes that certain of its customers' use of and reliance on the catalog and product identification system provide incentives to those customers to continue to purchase products from the Company.

Change in Accounting for Inventory; Stock Adjustments

        Effective April 1, 1999, management adopted a new methodology for accounting for inventory. Management believes that the new methodology better reflects the economics of its business while providing a better measurement under generally accepted accounting principles. Under the Company's new accounting methodology, in recording core inventory at the lower of cost or market, the Company determines the market value based upon comparisons to current core broker prices. Beginning with fiscal year 2001, management refined this policy to reduce the standard cost for cores when purchases of any particular core is greater than 25% of the total number of that particular core on hand. Such values are normally less than the core value credited to customers' accounts when cores are returned to the Company as trade-ins. In prior years, when the Company valued its inventory at the lower of cost or market, cost was determined using an average weighted cost method and the market value of cores was determined by the weighted average of the repurchase price of cores acquired from the Company's customers and the price of cores purchased from core brokers. Additionally, management reviews core inventory to identify excess quantities and maturing product lines. An allowance for obsolescence is provided to reduce the carrying (market) value to its estimated market value.

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

        Historically, the Company charged a portion of stock adjustment returns against net sales and expensed the balance as cost of goods sold when the returns were made. In the third quarter of fiscal 2001, because of an unprecedented large return from one customer the Company recognized adjustments of $898,000. Due to current and expected changes in customer return practices, in the fourth quarter of fiscal 2001, the Company began to provide for a monthly $75,000 allowance to address the anticipated impact of stock adjustments. The adjustments recognized and the allowance that was established resulted in gross profit and net income decreasing by $1,123,000 during fiscal year 2001. Currently, the Company accrues $75,000 monthly and the cost associated with stock adjustments, are charged against this allowance. As of March 31, 2002, the balance in the stock adjustment reserve account was $609,000. This allowance will be reviewed quarterly looking back at a rolling 12 months to determine if the monthly accrual should be adjusted. Use of this estimating technique in fiscal 2000 would not have had a material impact on the Company's results of operation.

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

Competition

        The automotive after-market industry of remanufacturers and rebuilders of alternators and starters for imported and domestic cars and light trucks is highly competitive. The Company's direct competitors include two other large remanufacturers and a number of small regional rebuilders.

        The reputation for quality and customer service, which a supplier enjoys, is a significant factor in a purchaser's decision as to which product lines to carry in the limited space available. The Company believes that these factors favor the Company, which provides quality replacement automotive products, rapid and reliable delivery capabilities and promotional support. In this regard, there is increasing pressure from customers, particularly the large ones that the Company sells to, for suppliers to provide "just-in-time" delivery, which allows delivery on an as-needed basis to promptly meet customer orders. The Company believes that its ability to provide "just-in-time" delivery distinguishes it from many of its competitors and provides a significant competitive advantage and may also represent a barrier to entry to current or future competitors.

        In addition, price is a very important competitive factor. The concentration of the Company's sales among a small group of customers has increasingly limited the Company's ability to negotiate favorable prices for its products.

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

Employees

        The Company has approximately 805 full-time employees. Of the Company's employees, 63 are considered administrative personnel and 7 are sales personnel. None of the Company's employees is a party to any collective bargaining agreement. The Company has not experienced any work stoppages and considers its employee relations to be satisfactory.

Item 2. Properties.

        The Company presently maintains facilities in Torrance, California, and Nashville, Tennessee. The Company has completed the consolidation of its two Torrance facilities into a single building containing an aggregate of approximately 227,000 square feet. The Company recently negotiated a new lease extending the lease term for an additional five years commencing April 1, 2002 and ending March 31, 2007 and providing for a base rental rate of $94,358 per month. This represents an increase of $29,587 per month or a 45.7% increase in the rent the Company had been paying during the prior lease term for the single facility it has continued to utilize. However, when compared to the total monthly rent the Company previously paid for both buildings in Torrance prior to their consolidation, this new rent represents a decrease in total rent payments of $18,014 per month. The Company believes that cost and efficiencies realized from being located in a single building were equally the reason for this consolidation. The Company believes that its facilities are sufficient to satisfy its foreseeable production requirements. In fiscal 2001, the Company recorded restructuring expenses of $914,000, of which $738,000 was related primarily to future rent expense and $176,000 was a write-down of tenant improvements.

        The Company has approximately 1,000 square feet of office space in Nashville, Tennessee. This office is used for managing the purchasing activities of the Company.

        In addition, the Company's subsidiaries have facilities at locations in Singapore and Malaysia. The Company has moved a portion of its operation for the assembly of spark plug wire sets to Malaysia and plans to have essentially all spark plug wire assembly operations moved to Malaysia by the second quarter of fiscal 2003.

Item 3. Legal Proceedings.

        The Company has settled the class action lawsuit that had been filed against the Company in the United States District Court, Central District of California, Western Division. The class action lawsuit alleged that, over a four-year period during 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the class action plaintiffs will receive $7,500,000. Of this amount, the Company's directors and officer's insurance carrier paid $6,000,000 and the Company has paid the balance. Final approval of this settlement was entered into Court Records on September 18, 2001 and all parties have exchanged releases in connection with this settlement.

        To finance the Company's portion of the settlement, the Company and Mel Marks, the Company's founder and a board member, entered into a stock purchase agreement. Under the terms of this agreement, Mr. Marks purchased shares of the Company's common stock, which were issued on September 19, 2001. The total purchase price for the stock was $1,500,000. The price per share was $1.00. The valuation firm that the Company engaged to render a fairness opinion of this transaction concluded that this price per share was fair to the Company's shareholders, from a financial point of view. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date that Mr. Marks agreed to provide $1,500,000 to the Company to finance a portion of the class action settlement. (The Company's stock closed on November 30, 2000 at $1.00 per share.) On that date, the Company did not have the resources to pay their portion of the settlement from operating cash flow and was required to raise these funds from an external source.

        On January 20, 2000, the Securities and Exchange Commission issued a formal order of investigation with respect to the Company. In this order, the SEC authorized an investigation into, among other things; the accuracy of the financial information previously filed with the Commission and potential deficiencies in the Company's records and system of internal control. The SEC investigation is proceeding. There can be no assurance with respect to the outcome of the SEC's investigation. The United States Attorney's Office for the Central District of California is conducting a similar investigation.

        In addition, the Company has not filed a number of periodic reports that it is obligated to file under the Securities Exchange Act of 1934. However, the Company is current with all of its reporting to the SEC for the past 12 months. The SEC is aware of this failure and has reminded the Company that it has the authority to revoke or suspend the Company's registration under the Securities Exchange Act of 1934 as a result of this failure, which SEC action would prevent sales of the Company's common stock through broker/dealers.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        None.

PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

        The Company's Common Stock, par value $0.01 per share (the "Common Stock"), is currently de-listed from the National Association of Securities Dealers' Automated Quotation ("NASDAQ") system. As such, and until the Company regains listing status, the Company's stock can be tracked on the Internet billboard. Trading on the Internet Billboard can be sporadic, and this may not constitute an established trading market for the Common Stock. The following table sets forth the high and low bid prices for the Common Stock during each quarter of fiscal 2000, 2001 and 2002 as tracked on the Internet billboard. The prices reflect inter-dealer quotations and may not represent actual transactions and do not include any retail mark-ups, markdowns or commissions.

	Fiscal 2002		Fiscal 2001		Fiscal 2000
	High	Low	High	Low	High	Low
1st Quarter	$1.40	$1.04	$2.00	$0.87	$12.75	$5.25
2nd Quarter	$2.95	$1.10	$0.99	$0.41	$5.75	$1.50
3rd Quarter	$3.40	$2.33	$3.00	$0.52	$2.75	$0.87
4th Quarter	$5.00	$3.18	$1.85	$0.66	$3.75	$1.06

        As of March 31, 2002, there were 7,960,455 shares of Common Stock outstanding held by 51 holders of record.

        The Company has never declared or paid dividends on its Common Stock.

        The declaration of dividends in the future will be at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, state law requirements and other relevant factors. In addition, the Company's agreement with its lender prohibits payment of dividends without the bank's prior consent, except dividends payable in Common Stock.

        During fiscal year 2002, the Company sold 1,500,000 shares of unregistered securities. As noted in the discussion under the caption "Item 3—Legal Proceedings", the Company sold these 1,500,000 shares of its Common Stock for $1,500,000 in cash. The proceeds of this stock sale were used to pay the Company's portion of the settlement of the class action lawsuit against the Company. The shares were sold to Mr. Marks without registration under the Securities Act of 1933 due to reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933 and Regulation D issued by the Securities and Exchange Commission.

Item 6. Selected Financial Data.

        The following selected financial data has been derived from the Company's audited financial statements. The Income Statement Data relating to the fiscal years 2002, 2001, and 2000 and the Balance Sheet Data as of March 31, 2002 and 2001 should be read in conjunction with the Company's audited financial statements and notes thereto appearing elsewhere herein. The Company has not included financial statements at the period March 31, 1999 and 1998 in this Form 10-K because the Company has not restated these financial statements to give effect to the change in the Company's method of accounting for inventory or any adjustments that might result from an audit or review of these statements.

	Fiscal Year Ended March 31,
	2002	2001	2000
Income Statement Data:
Net Sales	$172,040,000	$160,699,00	$194,293,000
Operating Income (Loss)	11,241,000	(389,000)	(8,535,000)
Income (Loss) before Cumulative Effect of Accounting Change	11,689,000	(4,102,000)	(10,542,000)
Cumulative Effect of Accounting Change(1)	—	—	(17,702,000)
Net Income (Loss)	11,689,000	(4,102,000)	(28,244,000)
Basic Income (Loss) per share before Cumulative Effect of Accounting Change	$1.61	$(.63)	$(1.63)
Diluted Income (Loss) per share	$1.51	$(.63)	$(4.37)

	March 31
	2002	2001	2000
Balance Sheet Data:
Total assets	71,296,000	60,108,000	71,801,000
Working capital	9,404,000	1,836,000	2,996,000
Line of credit	28,029,000	28,950,000	36,661,000
Long-term debt and capitalized lease obligations—less current portions	915,000	2,099,000	3,062,000
Shareholders' equity	26,823,000	13,298,000	17,393,000

(1)
Effective April 1, 1999, the Company changed their method of valuing inventory and recorded a cumulative effect of accounting change of $17,702,000, which is reflected in the March 31, 2002 Consolidated Statement of Operations.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Fiscal Year Ended March 31,
	2002	2001	2000
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	88.0%	92.6%	96.8%

Gross Margin	12.0%	7.4%	3.2%
General and Administrative Expenses	4.2%	5.2%	6.1%
Selling Expenses	0.7%	0.8%	0.9%
Litigation Settlement	—	0.9%	—
Restructuring Expenses	—	0.5%	—
Research and Development	0.3%	0.3%	0.4%
Provision for Doubtful Accounts	0.2%	(0.1)%	0.2%

Operating Income (Loss)	6.6%	(0.2)%	(4.4%)
Interest Expense, net of Interest Income	2.1%	2.3%	1.6%

Income (Loss) Before Income Taxes and Cumulative Effect of Accounting Change	4.5%	(2.5%)	(6.0%)
Income Tax Benefit	2.3%	—	0.6%

Income (Loss) Before Cumulative Effect of Accounting Change	6.8%	(2.5%)	(5.4%)
Cumulative Effect of Accounting Change	—	—	(9.1%)

Net Income (Loss)	6.8%	(2.5%)	(14.5%)

Fiscal 2002 compared to Fiscal 2001

        Net sales for fiscal 2002 were $172,040,000, an increase of $11,341,000 or 7.1% from the prior years' sales of $160,699,000. Of this increase in net sales, $6,200,000 was due to the Company's expansion into new product lines; $1,500,000 was a direct result of increased sales to existing customers; and $3,600,000 was related to a decrease in warranty and sales returns attributable to the engineering department's focus on warranty reductions. The engineering department's focus on quality-related issues includes, but is not limited to: (1) Failure Mode Analysis, (2) Root Cause Analysis and (3) Durability Testing which resulted in improved processes and better quality componentry.

        Cost of goods sold, as a percentage of net sales, decreased in fiscal 2002 to 88.0%—an improvement of 4.6% from 92.6% for fiscal 2001. This percentage decrease is principally attributable to a reduction in material costs, freight costs and labor costs associated with greater manufacturing efficiencies and improved productivity due to the Company's consolidation of its facilities.

        Under the terms of certain agreements with its customers and industry practice, the Company's customers from time to time are allowed stock adjustments when the inventory level of certain product lines exceed the anticipated level of sales to end-user customers. These adjustments are made when the Company accepts into inventory these customers' overstocks, which do not occur at any specific time during the year. Due to current and expected changes in customer return practices, in the fourth quarter of fiscal 2001, the Company began to provide for a monthly allowance to address the anticipated impact of stock adjustments. During the fiscal year 2002, the Company expensed $898,000 in cost of goods sold as an additional allowance for stock adjustments. The allowance for stock adjustments was $609,000 and $225,000 as of March 31, 2002 and 2001 respectively. The allowance policy is reviewed quarterly looking back at a trailing 12 months to determine if the monthly accrual should be adjusted.

        The Company provides for potential excess and obsolete inventory based upon historical usage and a product's life cycle. This reserve account decreased in fiscal 2002 by $428,000 from $3,874,000 in fiscal year 2001 to $3,451,000 in fiscal year 2002. This decrease was due to the increased quality of the inventory on hand and the continued focus on sale or scrap of obsolete inventory.

        The Company adjusts the value of cores in three ways, (1) when purchases constitute 25% or more of quantity on hand, then a weighted average cost is applied, (2) cores not adjusted for purchases in #1, are adjusted every six months by obtaining core broker prices. All cores that have a 35% or greater price difference are adjusted, and (3) a valuation reserve has been set up for those cores not adjusted by the above policies. This reserve is based upon the estimated life cycle for cores of 25 years. This reserve account decreased in fiscal year 2002 by $110,000 from $379,000 in fiscal year 2001 to $264,000 in fiscal 2002. This decrease was principally the result of the Company continuing to decrease its core inventory by selling and scrapping cores.

        General and administrative expense for fiscal 2002 was $7,203,000, which represents a decrease of $1,088,000 or 13%, from the prior year's expense of $8,291,000. As a percentage of net sales, general and administrative expense for fiscal 2002 was 4.2%, which is a decrease of 1% from fiscal year 2001. The key contributors to the $1,088,000 decrease from fiscal 2001 were: (1) a reduction in the Company's legal and accounting fees of nearly $1,400,000, primarily due to the termination of the class action lawsuit during fiscal 2002 and the reduction in the legal fees and significant accounting costs associated with that litigation, (2) a decrease of nearly $500,000 in executive salaries and related expenses, (3) a reduction in rent expense of over $145,000 due to the Company's consolidation of its operations in California into a single facility in fiscal 2002 and accounted for the rent of the vacated building as a restructuring cost totaling $914,000 that was recorded in fiscal 2001, and (4) a decrease in bank fees of $155,000, all of which were partially offset by an increase in bonuses paid to executive officers and other Company employees of nearly $1,300,000.

        Selling expenses decreased $49,000 or 4% in fiscal 2002 to $1,167,000 from $1,216,000 in fiscal 2001. This decrease was principally the result of a reduction in outside commissions paid of over $100,000 and a decrease in other selling expenses offset by an increase in employee bonuses of $90,000.

        In fiscal 2001, the Company established a $1,500,000 reserve in connection with the settlement of the class action litigation against the Company. For additional information, see the discussion under the caption "Item 3—Legal Proceedings". The Company also recorded $914,000 in restructuring expenses and related asset impairment charges during the year ended March 31, 2001 in connection with the consolidation of business operations into one location in California from two in California and one in Tennessee. These expenses consist primarily of future rent expense of $738,000 and write down of tenant improvements of $176,000.

        Research and development expenses increased by $80,000 or 16.9% in fiscal 2002 to $552,000 over the $472,000 spent in fiscal 2001. This increase of $80,000 consists principally of (1) an increase in supplies of nearly $60,000 and (2) an increase of over $20,000 in hourly wages paid.

        Provision for doubtful accounts expense for fiscal 2002 was $412,000 compared to ($36,000) for fiscal 2001. This increase from the prior year of $448,000 was principally the result of the resolution of certain shipping and pricing issues with current and former customers that resulted in a write-down of certain receivables. Approximately $70,000 was the result of one of the Company's customers filing for bankruptcy.

        Net interest expense for fiscal 2002 was $3,556,000. This was a decrease of $144,000 or 3.9% from fiscal 2001, net interest expense of $3,700,000. This decrease is principally the result of (1) generally lower interest rates, and (2) a reduction in the principal balance outstanding; however, these reductions were partially offset when the Company amended its loan agreement with its bank in May, 2001. As part of this amendment, the Company re-priced 400,000 warrants previously issued to the bank. This resulted in a one-time charge of $360,000.

Fiscal 2001 compared to Fiscal 2000

        Net sales for fiscal 2001 were $160,699,000, a decrease of $33,594,000 or 17.3% from the prior years' sales of $194,293,000. This decrease in net sales was principally the result of the Company eliminating an unprofitable line of domestic business and discontinuing sales to certain warehouse distributor customers in fiscal 2001.

        Cost of goods sold for fiscal 2001 decreased as a percentage of net sales by 4.2% to 92.6% in fiscal 2001 from 96.8% in fiscal 2000. This improvement is related to all categories—from material to direct labor to overhead—and is the result of the Company eliminating an unprofitable line of domestic business in fiscal 2001.

        General and administrative expense, for fiscal 2001 was $8,291,000, a decrease from fiscal 2000 of $3,541,000 or 29.9%. The key contributors to this decrease, were: (1) a reduction in outside services related to the implementation of a new computer system of $780,000 in fiscal 2000, (2) a one-time adjustment of $1,150,000 to fixed assets and accumulated depreciation based upon a review of the fixed assets register and (3) a reduction of legal and accounting costs of $1,350,000. The remaining decrease in general and administrative expenses of $261,000 consists of a number of other items including reductions in executive salaries, travel and insurance.

        Selling expenses decreased $648,000 or more than 34% in fiscal 2001 to $1,216,000 from $1,864,000 in fiscal 2000. This decrease is primarily attributable to a reduction in sales personnel and related expenses and the reduction of expenses related to participating at trade shows. Since approximately 99% of the Company's private label sales are to large national retailers, the Company realized there was no need for brand name recognition. By eliminating the cost of these trade shows, the Company saved over $166,000 from the previous year.

        Research and development expenses decreased by $242,000 or 33.9% from $714,000 in fiscal 2000 to $472,000 in fiscal 2001. The key contributors to this decrease were reductions in wages, expendable tools and supplies.

        Provision for doubtful accounts expense for fiscal 2001 was ($36,000) compared to $312,000 for fiscal 2000. The net recovery in fiscal 2001 as compared to fiscal 2000 was the result of the Company favorably settling various customer accounts.

        Net interest expense was $3,700,000 for fiscal 2001. This was an increase of $520,000 or 16.4% over fiscal 2000 of $3,180,000. This increase is due to generally higher interest rates, coupled with a 1% interest rate increase charged by the bank in connection with the default waivers that the bank granted the Company in September 2000.

Liquidity and Capital Resources

        The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. The Company currently has available bank debt of $32,750,000 under two separate credit facilities—a revolving line of credit facility of up to $24,750,000 and an $8,000,000 term loan. The interest rate for these two facilities is 1.75% and 2.00%, respectively, above the bank's prime rate of lending which was 4.75% on March 31, 2002. On March 31, 2002, the interest rates for the line of credit facility and the term loan were 6.50% and 6.75%, respectively.

        On June 25, 2002, the Company and the bank agreed to extend the credit agreement to April 30, 2003. The new agreement calls for a restructuring fee of 3% or $982,500 fully earned, but only $327,500 or 1% of which is payable at closing. The balance of this restructuring fee of $655,000 is deferred until December 15, 2002. If both the term loan of $8,000,000 and the line of credit facility of $24,750,000 are fully repaid before December 15, 2002 then the unpaid restructuring fee of $655,000 will be waived. The term loan provides for principal reduction payments on the 15th of every month of $500,000 each for June 2002 through October 2002; $750,000 each for November and December of 2002; $1,000,000 in January 2003 and $1,500,000 each for February 2003 through April 2003. In addition, $1,000,000 of the April 2003 payment is to be applied to the line of credit facility and both loans provide a 1.5% per annum commitment fee on the unused portion, which is payable monthly.

        The Company's liquidity has also been impacted by the extension in payment terms that it has afforded a number of its key customers. This extension is an important factor behind the $10,551,000 increase in accounts receivable at March 31, 2002 when compared to the accounts receivable balance at March 31, 2001. The Company has recently entered into an agreement with one of its customer's bank whereby the Company may have the option to sell this customer's receivables to the bank, at an agreed upon discount. While this agreement may reduce the Company's working capital needs, there can be no assurance in this regard.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in the Company's relationship with any of its customers, the Company's failure to meet the financial covenants or the other obligations set forth in its bank credit agreement and the bank's refusal to waive any such defaults, the Company's ability to refinance its bank debt at maturity, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs associated with and the anticipated savings from the Company's consolidation of facilities and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

        Quantitative Disclosures.    The Company is subject to interest rate risk on its existing debt and any future financing requirements. The Company's variable rate debt relates to borrowings under the Credit Facility (see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources").

        The following table presents the weighted-average interest rates expected on the Company's existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date

(As of March 31, 2002)

	Fiscal 2003	Fiscal 2004
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility	$24,750,000	$24,750,000
Interest Rate	Prime + 1.75%*	Prime + 1.75%*
Term Loan	$8,000,000
Interest Rate	Prime + 2.00%*

*
As noted in the discussion under the caption "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation—Liquidity and Capital Resources", the spread above the bank's prime rate can increase or decrease depending upon changes in the ratio of the Company's funded debt to cash flow.

        Qualitative Disclosures.    The Company's primary exposure relates to (1) interest rate risk on its long-term and short-term borrowings, (2) the Company's ability to pay or refinance its borrowings at maturity at market rates and (3) the impact of interest rate movements on the Company's ability to meet interest expense requirements and exceed financial covenants. While the Company cannot predict or mange its ability to refinance existing debt or the impact interest rate movements will have on its existing debt, management evaluates the Company's financial position on an on-going basis.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The directors and executive officers of the Company, their ages and present positions with the Company are as follows:

Name	Age	Position in Company	Directors Term
Selwyn Joffe*	44	Chairman of the Board of Directors	**
Anthony Souza	47	President, Chief Executive Officer and Director	**
Mel Marks	74	Director	**
Murray Rosenzweig*	78	Director	**
Steven Kratz	47	Sr. Vice President—QA/Engineering	N/A
Chuck Yeagley	54	Chief Financial Officer	N/A

*
Member of Audit and Compensation Committees
**
All directors are elected for a term of one-year. Commencement date is the date of the annual shareholders meeting.

Information about Directors and Nominees

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

        The following is a brief summary of the background of each director:

        Selwyn Joffe has been a director of the Company since June 1994, a member of the Company's audit and compensation committees since July 1994, and has served as a consultant to the Company since September 1995. In November 1999, Mr. Joffe was elected to his current position as Chairman of the Board of Directors of the Company. Mr. Joffe is currently Chairman and CEO of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and CEO of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, a roll-up of amusement parks and served as its President and COO until August 2000. Prior to founding of Palace Entertainment, Mr. Joffe was the President and CEO of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University in Atlanta with degrees in both Business and Law and is a member of the Georgia State Bar as well as a Certified Public Accountant.

        Anthony Souza served as a consultant to the Company from September 1999 through November 1999. In December 1999, Mr. Souza was elected to his current position as President and Chief Executive Officer of the Company responsible for the overall direction of all Company activities relating to Finance, Sales, Marketing, Engineering, and Production Operations as well as their corresponding support functions. From January 1980 to December 1995 Mr. Souza served as the President of TELACU Industries. This entity consisted of numerous subsidiary companies—among them a: Thrift and Loan with branch offices, an Affordable Housing Corporation, a Commercial Real Estate Development Company, a Building Material Company, and an Underground Utility Company. Annual sales for these companies were in excess of $200 million. From January 1996 through August 1999, Mr. Souza was involved in commercial and residential real estate development as well as serving as President of a start-up company in business to sell an innovative potentially life-saving police firearms device. Mr. Souza is a graduate of the University of Southern California and is a licensed Certified Public Accountant in the state of California.

        Mel Marks founded the Company in 1968. Mr. Marks has served as the Company's Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding the Company, Mr. Marks was employed for over twenty years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to serve as a consultant and director to the Company since July 1999.

        Murray Rosenzweig is a Certified Public Accountant and has served as director of the Company since February 1994. Mr. Rosenzweig serves as the Chairman of both the audit and compensation committees. Since 1973, Mr. Rosenzweig has been the President and Chief Executive Officer of Linden Maintenance Corp., which operates a large fleet of taxicabs in New York City.

Information About Non-Director Executive Officers

        Chuck Yeagley has been the Company's Chief Financial Officer since June 2000, responsible for all Company Finance issues, including investor relations and through support staff, Product Costing, Cash Flow, Capital Expenditures, Budgeting, Forecasting, and Financial Planning. Mr. Yeagley is also responsible for the management of the Accounting, Purchasing, Information Technology, Material and Human Resource Departments. From 1995 to June 2000, Mr. Yeagley was the Chief Financial Officer for Goldenwest Diamond Corporation—DBA The Jewelry Exchange, which is the largest privately-held manufacturer and retailer of fine jewelry. From July 1979 to December 1994, Mr. Yeagley was a principal in Faulkinbury and Yeagley, a certified public accounting firm that he co-founded. Mr. Yeagley is a Certified Public Accountant and holds a Bachelor of Business Administration Degree with an emphasis in Accounting from Fort Lauderdale University and a Master of Business Administration Degree from Golden Gate University.

        Steven Kratz has been employed by the Company since 1988. Before joining the Company, Mr. Kratz was the General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts. As Senior Vice-President—QA/Engineering, Mr. Kratz heads the Company's quality assurance, research and development and engineering departments.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than ten percent of the Company's Common Stock, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company during the fiscal year ended March 31, 2002, there were no late or delinquent filings.

Item 11. Directors Compensation and Executive Officers

        The following table sets forth information concerning the annual compensation of the Company's Chief Executive Officer and the other most highly compensated executive officers and directors, whose salary and bonus exceeded $100,000 for the 2002 fiscal year and for services in all capacities to the Company during the Company's 2002, 2001 and 2000 fiscal years.

Name & Principal Position	Year	Salary	Bonus	Other Annual Compensation		Shares Underlying Options	All Other Compensation (2)
Selwyn Joffe(1)	2002	—	—	$159,996		1,500	—
Chairman of the Board	2001	—	—	$160,220		1,500	—
	2000	—	—	$83,667		41,500	—
Anthony Souza(2)	2002	$293,108	$593,189	—		—	$25,037	(4)
President & CEO	2001	$301,985	$25,000	—		60,000	$8,332	(4)
	2000	$121,154	—	—		60,000	$24,996	(4)
Mel Marks	2002	—	—	$197,500		1,500	—
Director	2001	$57,692	—	$105,000		1,500	$11,481	(5)
	2000	$269,231	—	—		—	$19,336	(5)
Steven Kratz	2002	$219,345	$25,000	—		—	$3,604	(5)
Sr. VP—Engineering	2001	$250,000	$10,000	—		—	$5,604	(5)
	2000	$250,000	—	$526,423	(3)	—	$5,604	(5)
Charles Yeagley	2002	$175,257	$88,974	—		—	$25,037	(4)
Chief Financial Officer	2001	$109,644	$10,000	—		25,000	$18,747	(4)
	2000	—	—	—		—	—
Richard Marks	2002	$318,000	$483,118	—		—	—
Advisor to the Board	2001	$298,783	$25,000	—		—	—
and the CEO	2000	$391,692	—	$276,474	(3)	—	$13,904	(5)

(1)
Includes payments to Protea Group Inc., a Company wholly-owned by Mr. Joffe.
(2)
Employment commenced December 1, 1999.
(3)
Represents deferred compensation distribution.
(4)
Represents reimbursement for health insurance premiums paid by employee.
(5)
Represents value of car allowance.

Compensation of Directors

        Two of the Company's Board members have supplemental compensatory arrangements with the Company. In August 2000, the Company's Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks has 45 years of relevant experience in the industry and the Company and has relationships with key industry executives. Mr. Marks was paid an annual consulting fee of $180,000—which was increased in January, 2002 to $250,000 per year. The Company can terminate this arrangement at any time.

        Effective December 1, 1999, the Company entered into a consulting agreement with Mr. Selwyn Joffe, the Chairman of the Board of the Company, pursuant to which he has been retained as a consultant to provide oversight, management, strategic and other advisory services to the Company. The consulting agreement was scheduled to expire on June 1, 2001 but has been extended by mutual agreement through June 1, 2003 and provides for annual compensation to Mr. Joffe in the amount of $160,000. As additional consideration for the consulting services, Mr. Joffe was granted an option to purchase 40,000 shares of the Company's Common Stock pursuant to the Company's 1994 Stock Option Plan. Of these options, 20,000 options were exercisable on the date of grant and the remaining 20,000 options were fully vested on the first anniversary of the date of grant. The options have an exercise price of $2.20 per share and expire ten (10) years after the grant date. Mr. Joffe is currently serving as the Chairman of the Board of Directors.

        Mr. Joffe and the Company entered into an additional consulting services agreement dated as of May 9, 2002, providing for Mr. Joffe to assist the Company in considering and pursuing potential transactions and relationships intended to enhance stockholder value. In connection with this arrangement, the Company has agreed to pay Mr. Joffe $10,000 per month for one year and 1% of the value of any transactions, which close by the second anniversary of the agreement, less any monthly fees, paid.

        In addition, each of the Company's other non-employee directors receives annual compensation of $10,000, is paid a fee of $2,000 for each meeting of the Board of Directors attended and $500 for each meeting of a Committee of the Board of Directors attended and is reimbursed for reasonable out-of-pocket expenses in connection therewith.

        The Company's 1994 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") provides that each non-employee director of the Company will be granted thereunder ten-year options to purchase 1,500 shares of Common Stock upon his or her initial election as a director, which options are fully exercisable on the first anniversary of the date of grant. The exercise price of the option will be equal to the fair market value of the Common Stock on the date of grant. The Non-Employee Director Plan, was adopted by the Board of Directors on October 1, 1994, and by the shareholders in August 1995, in order to attract, retain and provide incentive to directors who are not employees of the Company. The Board of Directors does not have the authority, discretion or power to select participants who will receive options pursuant to the Non-Employee Director Plan, to set the number of shares of Common Stock to be covered by each option, to set the exercise price or period within which the options may be exercised or to alter other terms and conditions specified in such plan.

        In addition, the Company's 1994 Stock Option Plan (the "1994 Stock Option Plan") provides that each non-employee director of the Company receive formula grants of stock options as described below. Each person who served as non-employee director of the Company during all or part of a fiscal year (the "Fiscal Year") of the Company, including March 31 of that Fiscal Year, will receive in that Fiscal Year, an award under the 1994 Stock Option Plan of immediately exercisable ten-year options to purchase 1,500 shares of Common Stock in the Award Date. Each non-employee director who served during the year less than all of the Fiscal Year is awarded one-twelfth of a Full Award for each month or portion thereof that he or she served as a non-employee director of the Company. As formula grants under the 1994 Stock Option Plan, the forgoing grants of options to directors are not subject to the determinations of the Board of Directors or the Compensation Committee.

Compensation Committee; Interlocks and Insider Participation

        The members of the Compensation Committee during Fiscal 2002 were Mssrs. Joffe and Rosenzweig. The Compensation Committee is responsible for developing and making recommendations to the Board with respect to the Company's executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of the Company's chief executive officer and other senior Company officers and to make recommendations concerning the salary, bonuses and stock options to be awarded to these Company officers. For a discussion of the contractual rights that certain Company officers have to bonuses and option grants, see "Employment Agreements" below. Although several key officers were not entitled to a bonus under the terms of their respective employment agreements, during the year ended March 31, 2002, the Compensation Committee decided to provide bonuses to key members of management, in order to retain these employees.

        No member of the Compensation Committee has a relationship that would constitute as interlocking relationship with executive officers or directors of another entity.

Performance Graph

        The following graph compares the cumulative return to holders of Common Stock for the fiscal years ended March 31, 1998, 1999, 2000, 2001, and 2002 with the National Association of Securities Dealers Automated Quotation ("NASDAQ") Market Index and a peer group index of five competing companies for the same periods. The comparison assumes $100 was invested at the close of business on March 31, 1997 in the Common Stock and in each of the comparison groups, and assumes reinvestment of dividends.

Total Shareholder Returns—Dividends Reinvested

        Annual Return Percentage—Based upon historical performance, the following table depicts the annual percentage return earned in each of the three comparison groups:

	Year Ended March 31,
	1998	1999	2000	2001	2002
Motorcar Parts & Accessories, Inc	26.11%	-37.19%	-83.02%	-28.95%	225.00%
Peer Group	74.48%	-30.76%	-17.73%	-27.97%	32.84%
NASDAQ	51.57%	35.10%	86.03%	-60.01%	0.58%

        Indexed Returns—Based upon historical performance, the following table displays the results of $100 invested at the close of business on March 31, 1997 in the Common Stock of each of the comparison groups and assumes reinvestment of dividends:

	Year Ended March 31,
	Base Period
	31-Mar-97	1998	1999	2000	2001	2002
Motorcar Parts & Accessories, Inc	100.0	126.11	79.21	13.45	9.56	31.06
Peer Group	100.0	174.48	120.81	99.39	71.60	95.11
NASDAQ Index Composite	100.0	151.57	204.77	380.94	152.35	153.23

Note:    Data complete through last fiscal year
Note:    Corporate Performance Graph with peer group uses peer group performance only (excludes only company)
Note:    Peer group indices uses beginning of period market capitalization weighting
Note:    S& P index returns are calculated by Zacks

Peer Group Population

Champion Parts, Incorporated
Dana Corporation
Hastings Manufacturing Company
Standard Motor Production Company
Superior Industries International, Incorporated

Option Grants in the Last Fiscal Year

        The following table provides summary information regarding stock options granted during the year ended March 31, 2002 to each of the Company's named executive officers. The potential realizable value is calculated assuming that the fair market value of the Company's Common Stock appreciates at the indicated annual rate compounded annually for the entire term of the options, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent the Company's estimate of the future prices or market value of the Company's Common Stock.

Option Grants in Last Fiscal Year

					Potential Realizable Value at Assumed Annual Rates of Stock price Appreciate for Option Terms
	Number of Securities Underlying Options Granted
		% of Total Options Granted to Employees in Fiscal 2002
Name			Exercise or Base Price	Expiration Date
					5%($)	10%($)
Anthony Souza	60,000(1)	40.1%	$1.10/share	4/12/2011	$41,507	$105,187

(1)
The options are exercisable immediately.

        During fiscal 2001, the Board of Directors approved a program to give the Company's executives and other key employees an opportunity to cancel previously granted stock options in exchange for the grant of an equal number of new options in the future (the "Exchange Program"). The Company cancelled outstanding stock options (the "initial options") to purchase an aggregate of 232,350 shares of the Company's common stock that had been granted to these executives. The options covered by such cancellations had exercise prices ranging from $7.25 to $19.06 per share, with a weighted average exercise price of $13.30 per share. The Exchange Program was approved by the Compensation Committee based upon the determination that the initial options no longer provided meaningful incentive for these executives. Subject to their continued employment with the Company, these executives were awarded new stock options (the "new options") to purchase an aggregate of 232,350 shares of common stock six months and one day after the date of the cancellation of the executive's initial options. The following table indicates the impact that this re-pricing had on options held by the five most highly compensated executives of the Company:

Name	Date	Securities underlying number of options/SARs reissued or amended(#)	Market price of stock at time of reissuance ($)	Exercise price at time of cancellation ($)	New exercise price	Length of original option term remaining at date of repricing or amendment
Selwyn Joffe	November 15, 2001	1,500	$3.15	$8.00	$3.15	2yrs, 3mos
	November 15, 2001	6,250	$3.15	$13.13	$3.15	3yrs, 2mos
	November 15, 2001	1,500	$3.15	$17.31	$3.15	3yrs, 11mos
	November 15, 2001	15,000	$3.15	$13.44	$3.15	4yrs, 3mos
	November 15, 2001	1,500	$3.15	$15.63	$3.15	4yrs, 11mos
	November 15, 2001	15,000	$3.15	$19.06	$3.15	5yrs, 2mos
	November 15, 2001	1,500	$3.15	$18.38	$3.15	5yrs, 11mos
	November 15, 2001	1,500	$3.15	$11.81	$3.15	6yrs,7mos
Steve Kratz	November 15, 2001	8,600	$3.15	$7.25	$3.15	1yr, 9mos
	November 15, 2001	35,000	$3.15	$13.13	$3.15	3yrs, 2mos
	November 15, 2001	20,000	$3.15	$16.00	$3.15	3yrs, 10mos
Richard Marks	November 15, 2001	50,000	$3.15	$14.69	$3.15	4yrs, 5mos
	November 15, 2001	75,000	$3.15	$11.16	$3.15	6yrs, 7mos

Total		232,350

Employment Agreements

        The Company has entered into an employment agreement with Mr. Anthony Souza pursuant to which he is employed full-time as the Company's President and Chief Executive Officer. The original agreement, entered into on December 1, 1999, which was scheduled to expire on June 1, 2001, has been extended through mutual consent to June 1, 2003 and provides for an annual base salary of $300,000. As additional consideration for services to be rendered, in January 2000, Mr. Souza was granted a ten-year option to purchase 60,000 shares of the Company's Common Stock, at $2.20 per share, pursuant to the terms of the Company's 1994 Stock Option Plan. In April 2001, Mr. Souza was granted an additional ten-year option to purchase 60,000 shares of the Company's Common Stock at $1.10 per share, pursuant to the terms of the Company's 1994 Stock Option Plan. Furthermore, Mr. Souza is entitled to an incentive bonus ("Bonus") equal to six and two-thirds percent (6 2/3%) of the pre-tax income (without giving effect to any tax on such income, whether actual or offset by loss carryovers) earned by the Company in each fiscal year; provided that no bonus shall be payable for any such year unless and until the amount of such pre-tax income in such year shall be at least $1.5 million, without carryover from year to year. The Company's Board of Directors may also grant supplemental bonuses or increase the base salary payable to Mr. Souza. In addition to his cash compensation, Mr. Souza receives an automobile allowance and other benefits, including those generally provided to other employees of the Company.

        The Company has entered into an employment agreement with Mr. Richard Marks pursuant to which he is employed full-time as a direct report to the Board of Directors and Chief Executive Officer of the Company. This agreement entered into on January 1, 2000 is scheduled to expire on January 1, 2004 and provides for an annual base salary of $300,000. As an incentive, Mr. Marks shall be paid a bonus ("Bonus") equal to five percent (5%) of the pre-tax income (without giving effect to any tax on such income, whether actual or offset by loss carryovers) earned by the Company in each fiscal year; provided that no bonus shall be payable for any such year and until the amount of such pre-tax income in such year shall be at least $2 million, without carryover from year to year. The Company's Board of Directors may also grant supplemental bonuses or increase the base salary payable to Mr. Marks. In addition to his cash compensation, Mr. Marks receives an automobile allowance and other benefits, including those generally provided to other employees of the Company as well as an allowance for the purpose of obtaining life insurance on the lives of the Employee and his spouse. The agreement further provides, under certain circumstances, that the Company, as liquidated damages or severance pay or both, shall pay Mr. Marks (I) salary through the termination date at the annual rate in effect immediately prior to the termination date and (II) three times the amount of such annual rate. Mr. Richard Marks is the son of Mr. Mel Marks, the Company's founder and a member of its Board of Directors.

        The Company has entered into an employment agreement with Mr. Chuck Yeagley pursuant to which he is employed full-time as the Company's Chief Financial Officer. The agreement, entered into on June 26, 2000 which was scheduled to expire on June 1, 2001, has been extended through mutual consent to May 31, 2003 and provides for an annual base salary of $175,000. As additional consideration for services to be rendered, Mr. Yeagley was granted, for a period of ten years from date of said grant, an option to purchase 25,000 shares of the Company's Common Stock, at $0.93 per share, pursuant to the terms of the Company's 1994 Stock Option Plan. Furthermore, Mr. Yeagley shall be paid an incentive bonus ("Bonus") equal to one percent (1%) of the pre-tax income (without giving effect to any tax on such income, whether actual or offset by loss carryovers) earned by the Company in each fiscal year of the term of this Agreement, provided that no bonus shall be payable for any such year unless and until the amount of such pre-tax income in such year shall be at least $2 million, without carryover from year to year. The Company's Board of Directors may also grant supplemental bonuses or increase the base salary payable to Mr. Yeagley. In addition to his cash compensation, Mr. Yeagley receives an automobile allowance and other benefits, including those generally provided to other employees of the Company.

        The Company has entered into a three year employment agreement dated February 23, 2000 with Mr. Steven Kratz pursuant to which he is employed full-time as the Company's Senior Vice President—QA/Engineering. The agreement expires on February 23, 2003 and provides for an annual base salary of $250,000 and a one-year severance agreement, which guarantees $300,000 to be paid within 60 days of termination. The Company's Board of Directors may also grant bonuses or increase the base salary payable to Mr. Kratz. In addition to his cash compensation, Mr. Kratz has exclusive use of a Company-owned automobile and he receives additional benefits, including those that are generally provided to other employees of the Company. Mr. Kratz has outstanding, options under the 1994 Stock Option Plan to purchase 63,600 shares of Common Stock at an exercise price of $3.15 per share, all of which are fully vested.

        In conformity with the Company's policy, all of its directors and officers execute confidentiality and nondisclosure agreements upon the commencement of employment with the Company. The agreements generally provide that all inventions or discoveries by the employee related to the Company's business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without prior approval of he Company. The Company's employment agreements with Messrs. Souza, Marks, and Yeagley also contain non-competition provisions that preclude each employee from competing with the Company for a period of two years from the date of termination of his employment. The Company's employment agreement with Mr. Kratz contains a non-competition provision, which precludes him from competing with the Company, for a period of one year from the date of termination of his employment. Public policy limitations and the difficulty of obtaining injunctive relief may impair the Company's ability to enforce the non-competition and nondisclosure covenants made by its employees.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth, as of May 16, 2002, certain information as to the Common Stock ownership of each of the Company's directors and nominees for director, each of the officers included in the Summary Compensation Table below, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Company's Common Stock.

Name and Address of Beneficial Shareholder	Amount and Nature of Beneficial Ownership(1)		Percent of Class
Mel Marks C/o Motorcar Parts & Accessories, Inc. 2929 California Street Torrance, CA 90503	2,152,431	(2)	24.6%
Richard Marks C/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503	513,566	(3)	7.8%
Anthony Souza C/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503	120,000	(4)	1.4%
Steven Kratz C/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503	63,600	(5)	(12)
Selwyn Joffe C/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503	86,750	(6)	1.0%
Murray Rosenzweig C/o Linden Maintenance Corp. 134-02 33rd Avenue Flushing, NY 11354	50,000	(7)	(12)
Charles Yeagley C/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503	25,000	(8)	(12)
Dimensional Fund Advisors, Inc 1299 Ocean Avenue Santa Monica, CA 90401	341,700	(9)	3.9%
Wells Fargo Bank 333 S. Grand Avenue, Suite 940 Los Angeles, CA 90071	400,000	(10)	4.6%
Directors and executive officers as a group—6 persons	2,497,781	(11)	28.5%

1.
The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

2.
Includes 1,500,000 shares of common stock, which was issued to Mr. Marks as part of the settlement of the class action lawsuit and 3,000 shares issuable upon exercise of options under the 1994 Stock Option Plan. For additional information, see the discussion under the caption "Item 3—Legal Proceedings".

3.
Includes 125,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan, 142,857 shares held by The Marks Family Trust, of which Richard Marks is a Trustee and beneficiary and 11,586 shares held by Mr. Marks' wife and their sons.

4.
Includes 120,000 shares issuable upon exercise of options exercisable under the 1994 Stock Option Plan.

5.
Represents 63,600 shares issuable upon exercise of options exercisable under the 1994 Stock Option Plan.

6.
Represents 30,000 shares issuable upon exercise of options exercisable under the 1996 Stock Option Plan (the "1996 Stock Option Plan"); 52,250 shares issuable upon exercise of options exercisable under the 1994 Stock

  Option Plan; and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan.

7.
Includes 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 32,500 shares issuable upon exercise of options exercisable under the 1994 Stock Option Plan and 13,000 shares of common stock which were purchased subsequent to the Company's initial public offering.

8.
Represents 25,000 shares issuable upon exercise of currently exercisable under the 1994 Stock Option Plan.

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

10.
Includes the total number of shares of common stock issuable upon exercise of the warrants issued to the bank by the Company, pursuant to an earlier loan agreement.

11.
Includes 335,350 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 30,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 9,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; and 1,500,000 shares of new common stock issued to Mr. Mel Marks in return for his cash contribution to assist with the settlement of the class action lawsuit.

12.
Less than 1%.

Item 13. Certain Relationships and Related Transactions

        The Company has entered into consulting agreements with two of the members of its Board of Directors, Selwyn Joffe and Mel Marks. For more information, see the discussion under the caption "Item 11—Compensation of Directors".

        In connection with the settlement of the class action lawsuit, the Company agreed to sell Mel Marks 1,500,000 shares of its Common Stock for a total cash price of $1,500,000. The proceeds from the sale of this stock were used to pay the Company's portion of the settlement of the class action lawsuit against the Company. For additional information, see the discussion under the caption "Item 3—Legal Proceedings".

PART IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

  a.
  Documents filed as part of this report:

  (1)
  Index to Consolidated Financial Statements:

    (2)
    Schedules.

      None.

    (3)
    Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form SB-2 (No. 33-74528) declared effective on March 22, 1994 (the "1994 Registration Statement.").
3.2	Amendment to Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the "1995 Registration Statement").
3.3	Amendment to Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.3 to the Company' s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the "1997 Form 10-K").
3.4	Amendment to Certificate of Incorporation of the Company.	Incorporated by reference to Exhibit 3.4 to the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the "1998 Form 10-K").
3.5	By-Laws of the Company.	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.
4.1	Specimen Certificate of the Company's Common Stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.
4.2	Form of Underwriter's Common Stock Purchase Warrant.	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.
4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.
4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4. to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan.	Incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.
4.6	1996 Stock Option Plan.	Incorporated by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the "1997 Registration Statement").
4.7	Executive and Key Employee Incentive Bonus Plan.	Incorporated by reference to Exhibit 4.6 to the 1995 Registration Statement.
4.8	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent.	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.
10.1	Credit Agreement, dated as of June 1, 1996, by and between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the "December 31, 1996 Form 10-Q")
10.2	First Amendment to Credit Agreement, dated as of November 1, 1996, by and between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.2 to the 1997 Form 10-K.
10.3	Second Amendment to Credit Agreement, dated as of August 8, 1997, by and between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.3 to the 1997 Registration Statement.
10.4	Third Amendment to Credit Agreement, dated as of February 10, 1998, by and between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.5 to the 1998 Registration Statement.
10.5	Lease Agreement, dated March 9, 1993, by and between the Company and Maricopa Enterprises, Ltd., relating to the Company's initial facility located in Torrance, California.	Incorporated by reference to Exhibit 10.3 to the 1994 Registration Statement.
10.6	Second Amendment to Lease, dated October 1, 1996, by and between the Company and Maricopa Enterprises, Ltd., relating to the Company's initial facility located in Torrance, California	Incorporated by reference to Exhibit 10.5 to the 1997 Form 10-K.
10.7	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California.	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.8	Amended and Restated Employment Agreement, dated as of September 1, 1995, by and between the Company and Mel Marks.	Incorporated by reference to Exhibit 10.7 to the 1995 Registration Statement.
10.9	First Amendment to Amended and Restated Employment Agreement, dated as of April 1, 1997, by and between the Company and Mel Marks.	Incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K.
10.10	Amended and Restated Employment Agreement, dated as of September 1, 1995, by and between the Company and Richard Marks.	Incorporated by reference to Exhibit 10.8 to the 1995 Registration Statement.
10.11	First Amendment to Amended and Restated Employment Agreement, dated as of April 1, 1997, by and between the Company and Richard Marks.	Incorporated by reference to Exhibit 10.10 to the 1997 Form 10-K.
10.12	Employment Agreement, dated as of February 1, 1994, by and between the Company and Steven Kratz.	Incorporated by reference to Exhibit 10.7 to the 1994 Registration Statement.
10.13	First Amendment to Employment Agreement, dated as of September 1, 1995, by and between the Company and Steven Kratz.	Incorporated by reference to Exhibit 10.12 to the 1995 Registration Statement.
10.14	Second Amendment to Employment Agreement, dated as of April 1, 1997, by and between the Company and Steven Kratz.	Incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K.
10.15	Employment Agreement, dated as of March 1, 1994, by and between the Company and Peter Bromberg.	Incorporated by reference to Exhibit 10.12 to the 1994 Registration Statement.
10.16	First Amendment to Employment Agreement, dated as of September 1, 1995, by and between the Company and Peter Bromberg	Incorporated by reference to Exhibit 10.12 to the 1995 Registration Statement.
10.17	Second Amendment to Employment Agreement, dated as of April 1, 1997, by and between the Company and Peter Bromberg.	Incorporated by reference to Exhibit 10.16 to the 1997 Form 10-K.
10.18	Employment Agreement, dated as of September 1, 1995, be and between the Company and Eli Makowitz.	Incorporated by reference to Exhibit 10.13 to the 1995 Registration Statement.
10.19	Employment Agreement, dated as of April 1, 1997, by and among MVR, Unijoh and Vincent Quek.	Incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K.

10.20	Form of Consulting Agreement, dated as of September 1, 1995, by and between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 10.14 to the 1995 Registration Statement.
10.21	Form of Employment Agreement, dated as of October 1, 1997, by and between the Company and Karen Brenner.	Incorporated by reference to Exhibit 10.20 to the 1997 Registration Statement.
10.22	Lease Agreement, dated March 28, 1995, by and between the Company and Equitable Life Assurance Society of the United States, relating to the Company's facility located in Nashville, Tennessee.	Incorporated by reference to Exhibit 10.11 to the Company's Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.
10.23	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company's facility located in Nashville, Tennessee.	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.
10.24	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh.	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.
10.25	Form of Indemnification Agreement for officers and directors.	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.
10.26	Employment Agreement, dated December 1, 1999, by and between the Company and Anthony Souza.	Incorporated by reference to Exhibit 10.26 to the 2001 10-K.
10.27	Consulting Agreement, dated December 1, 1999, by and between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 10.27 to the 2001 10-K.
10.28	Employment Agreement, dated January 1, 2000, by and between the Company and Richard Marks.	Incorporated by reference to Exhibit 10.28 to the 2001 10-K.
10.29	Warrant to Purchase Common Stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.
10.30	Investor Rights Agreement, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.30 to the 2001 10-K.
10.31	Second Amended and Restated Credit Agreement, dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.31 to the 2001 10-K.
10.32	Amendment No. 1 to Warrant, dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.33	Term Note, dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.33 to the 2001 10-K.
10.34	Revolving Line of Credit Note, dated May 31, 2001, by and between Wells Fargo Bank, National Association.	Incorporated by reference to Exhibit 10.34 to the 2001 10-K.
10.35	Form of Third Amended and Restated Credit Agreement, dated as of June 28, 2002 by and between the Company and Wells Fargo Bank, National Association.	Filed Herewith.
10.36	Form of Term Note, dated June 28, 2002 by the Company in favor of Wells Fargo, National Association.	Filed Herewith.
10.37	Form of Reducing Revolving Line of Credit Note dated June 28, 2002 by the Company in favor of Wells Fargo, National Association.	Filed Herewith.
10.38	Form of Agreement, dated June 5, 2002, by and between the Company and SunTrust Bank.	Filed Herewith.
10.39	Form of Consulting Agreement, dated May 9, 2002 by and between the Company and Selwyn Joffe.	Filed Herewith.
18.1	Preferability Letter to the Company from Grant Thornton LLP.	Incorporated by reference to Exhibit 18.1 to the 2001 10-K.
21.1	List of Subsidiaries.	Incorporated by reference to Exhibit 21.1 to the 1998 Registration Statement.
  b.
  Reports on Form 8-K:

    Current Report on Form 8-K, dated on May 2, 2002.

SIGNATURES

        Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS & ACCESSORIES, INC.

Dated: June 28, 2002	By:	/s/ CHARLES W. YEAGLEY Charles W. Yeagley Chief Financial Officer, Vice President and Secretary

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

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ ANTHONY SOUZA Anthony Souza	Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2002
/s/ CHARLES YEAGLEY Charles Yeagley	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2002
/s/ SELWYN JOFFE Selwyn Joffe	Director	June 28, 2002
/s/ MEL MARKS Mel Marks	Director	June 28, 2002
/s/ MURRAY ROSENZWEIG Murray Rosenzweig	Director	June 28, 2002

Consolidated Financial Statements and Report of
Independent Certified Public Accountants

MOTORCAR PARTS & ACCESSORIES, INC
AND SUBSIDIARIES

March 31, 2002, 2001 and 2000

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Motorcar Parts & Accessories, Inc.

        We have audited the accompanying consolidated balance sheets of Motorcar Parts & Accessories, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Motorcar Parts & Accessories, Inc. and Subsidiaries as of March 31, 2002 and 2001, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited Schedule II of Motorcar Parts and Accessories, Inc. and Subsidiaries for each of the three years in the period ended March 31, 2002. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON, LLP

Los Angeles, California
June 7, 2002 [Except for Note G, as to which the date is June 25, 2002.]

PART IV—FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31

	2002	2001
ASSETS
Current Assets:
Cash and cash equivalents	$92,000	$164,000
Short term investments	272,000	191,000
Accounts receivable, net of allowance for doubtful accounts of $326,000 and $149,000 in 2002 and 2001, respectively	17,922,000	7,324,000
Inventory—net	34,270,000	35,209,000
Restricted deposit	—	1,500,000
Prepaid expenses and other current assets	406,000	659,000

Total current assets	52,962,000	45,047,000
Plant and equipment—net	6,943,000	9,087,000
Deferred tax asset	6,250,000	3,250,000
Income tax refund receivable	3,409,000	2,445,000
Other assets	1,732,000	279,000

	$71,296,000	$60,108,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$11,150,000	$7,216,000
Accrued liabilities	2,794,000	4,151,000
Line of credit	28,029,000	28,950,000
Accrued litigation settlement	—	1,500,000
Deferred compensation	272,000	197,000
Other current liabilities	44,000	—
Current portion of capital lease obligations	1,269,000	1,197,000

Total current liabilities	43,558,000	43,211,000
Capitalized lease obligations less current portion	915,000	2,099,000
Deposit from shareholder	—	1,500,000
Commitments and Contingencies
SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; None issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 7,960,455 and 6,460,455 shares issued and outstanding at March 31, 2002 and 2001, respectively	80,000	65,000
Additional paid-in capital	53,126,000	51,281,000
Accumulated other comprehensive loss	(112,000)	(88,000)
Accumulated deficit	(26,271,000)	(37,960,000)

Total shareholders' equity	26,823,000	13,298,000

	$71,296,000	$60,108,000

The accompanying notes to consolidated financial statements are an integral part hereof

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations

	Year Ended March 31,
	2002	2001	2000
Net Sales	$172,040,000	$160,699,000	$194,293,000
Cost of Goods Sold	151,465,000	148,731,000	188,097,000

Gross Margin	20,575,000	11,968,000	6,196,000
Operating Expenses:
General and administrative	7,203,000	8,291,000	11,832,000
Sales and marketing	1,167,000	1,216,000	1,864,000
Litigation settlement	—	1,500,000	—
Restructuring expenses	—	914,000	—
Research and development	552,000	472,000	714,000
Provision for doubtful accounts	412,000	(36,000)	321,000

Total Operating Expenses	9,334,000	12,357,000	14,731,000

Operating Income (Loss)	11,241,000	(389,000)	(8,535,000)
Other Expense (Income)
Interest expense	3,582,000	3,771,000	3,227,000
Interest income	(26,000)	(71,000)	(47,000)

Income (loss) before income taxes and cumulative effect of accounting change	7,685,000	(4,089,000)	(11,715,000)
Income tax (expense) benefit	4,004,000	(13,000)	1,173,000

Income (loss) before cumulative effect of accounting change	11,689,000	(4,102,000)	(10,542,000)
Cumulative effect of accounting change	—	—	(17,702,000)

Net income (loss)	$11,689,000	$(4,102,000)	$(28,244,000)

Basic income (loss) per share before cumulative effect of accounting change	$1.61	$(0.63)	$(1.63)
Diluted income (loss) per share before cumulative effect of accounting change	$1.51	$(0.63)	$(1.63)
Cumulative effect of accounting change	—	—	$(2.74)

Basic income (loss) per share	$1.61	$(0.63)	$(4.37)
Diluted income (loss) per share	$1.51	$(0.63)	$(4.37)
Weighted average shares outstanding:
Basic	7,253,606	6,460,455	6,460,455
Diluted	7,765,958	6,460,455	6,460,455

The accompanying notes to consolidated financial statements are an integral part hereof

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders' Equity
For the years ended March 31, 2002, 2001 and 2000

	Common Stock			Accumulated Other Comprehensive Loss
			Additional Paid-in Capital		Accumulated Deficit		Comprehensive Income (Loss)
	Shares	Amount				Total
Balance at April 1, 1999	6,460,455	$65,000	$51,281,000	$(72,000)	$(5,614,000)	$45,660,000
Foreign currency translation	—	—	—	2,000	—	2,000	$2,000
Unrealized loss on Investments	—	—	—	(25,000)	—	(25,000)	(25,000)
Net loss	—	—	—	—	(28,244,000)	(28,244,000)	(28,244,000)

Comprehensive Loss							$(28,267,000)

Balance at March 31, 2000	6,460,455	65,000	51,281,000	(95,000)	(33,858,000)	17,393,000
Foreign currency translation	—	—	—	2,000	—	2,000	$2,000
Unrealized gain on Investments	—	—	—	5,000	—	5,000	5,000
Net loss	—	—	—	—	(4,102,000)	(4,102,000)	(4,102,000)

Comprehensive Loss							$(4,095,000)

Balance at March 31, 2001	6,460,455	65,000	51,281,000	(88,000)	(37,960,000)	13,298,000
Sale of Stock	1,500,000	15,000	1,485,000	—	—	1,500,000
Stock Warrants Re-priced			360,000	—	—	360,000
Foreign currency translation	—	—	—	(34,000)	—	(34,000)	$(34,000)
Unrealized gain on Investments	—	—	—	10,000	—	10,000	10,000
Net Income	—	—	—	—	11,689,000	11,689,000	7,689,000

Comprehensive Income							$7,665,000

Balance at March 31, 2002	7,960,455	$80,000	$53,126,000	$(112,000)	$(26,271,000)	$26,823,000

The accompanying notes to consolidated financial statements are an integral part hereof

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows

	Year Ended March 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$11,689,000	$(4,102,000)	$(28,244,000)
Adjustments to reconcile net income (loss) to net cash
Provided by (used in) operating activities:
Depreciation and amortization	2,889,000	2,971,000	3,011,000
Provision for doubtful accounts	412,000	(36,000)	321,000
Cumulative effect of accounting change	—	—	17,702,000
Provision for litigation settlement	—	1,500,000	—
Loss on disposal of assets	11,000	176,000	—
Stock warrants re-priced	360,000	—	—
Changes in:
Accounts receivable	(11,010,000)	7,975,000	(3,964,000)
Inventory	939,000	1,037,000	14,389,000
Income tax refund receivable	(964,000)	1,214,000	768,000
Deferred tax asset	(3,000,000)	—	—
Restricted deposit	—	(1,500,000)	—
Prepaid expenses and other current assets	253,000	(346,000)	137,000
Other assets	(1,453,000)	69,000	657,000
Accounts payable	3,934,000	(2,286,000)	(8,743,000)
Deferred compensation	75,000	(37,000)	(843,000)
Accrued liabilities	(1,357,000)	308,000	(851,000)
Other liabilities	44,000	—	—

Net cash provided by (used in) operating activities	2,822,000	6,943,000	(5,660,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(756,000)	(726,000)	(1,184,000)
Purchase of investments	(81,000)	—	—
Liquidation of investments	—	38,000	721,000

Net cash used in investing activities	(837,000)	(688,000)	(463,000)

Cash flows from financing activities:
Borrowings under the line of credit	49,820,000	44,050,000	54,385,000
Payments under the line of credit	(50,741,000)	(51,761,000)	(46,947,000)
Advance from major shareholder	—	1,500,000	—
Payment on capital lease obligation	(1,112,000)	(1,005,000)	(1,139,000)

Net cash (used in) provided by financing activities	(2,033,000)	(7,216,000)	6,299,000

Effect of translation adjustment on cash	(24,000)	2,000	2,000

Net (decrease) increase in cash and cash equivalents	(72,000)	(959,000)	178,000
Cash and cash equivalents—beginning of year	164,000	1,123,000	945,000

Cash and cash equivalents—end of year	$92,000	$164,000	$1,123,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,678,749	$3,490,000	$3,081,000
Income taxes	$1,000	$500	$500
Non-cash investing and financing activities:
Property acquired under capital lease	$103,000	$133,000	$767,000
Capital stock issued for cash received in FY 2001	$1,500,000	—	—

The accompanying notes to consolidated financial statements are an integral part hereof

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2002, 2001 AND 2000

Note A—Company Background

        Motorcar Parts & Accessories, Inc. and its subsidiaries (the "Company") remanufacture and distribute alternators and starters and assembles and distributes spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States, Canada, and Mexico, as well as after-market alternators and starters to a major automotive manufacturer.

        The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in, California, Singapore and Malaysia. Assembly operations for spark plug wire sets are performed in California and Malaysia, while purchasing operations are headquartered in Tennessee.

Note B—Summary of Significant Accounting Policies

  1.
  Principles of consolidation

    The accompanying consolidated financial statements include the accounts of Motorcar Parts & Accessories, Inc and its wholly owned subsidiaries, MVR Ltd. Pte. and Unijoh Ltd. Pte. All significant inter-company accounts and transactions have been eliminated.

  2.
  Cash Equivalents

    The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

  3.
  Accounts Receivable

    The allowance for doubtful accounts is developed based upon several factors including clients' credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date.

  4.
  Inventory

    Inventory is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out (FIFO) method. Market is determined by comparison to core broker prices. The Company provides an allowance for potentially excess and obsolete inventory based upon historical usage. Inventory costs include material and core components, labor and overhead.

  5.
  Income Taxes

    The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes" which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax base of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur. A valuation allowance is provided against deferred tax assets when their estimated realization is uncertain.

  6.
  Depreciation and Amortization

    Plant and equipment are stated at cost, less accumulated depreciation and amortization. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation and amortization are provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Accelerated depreciation methods are used for tax purposes.

  7.
  Foreign Currency Translation

    For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations are translated at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of other comprehensive loss.

  8.
  Revenue Recognition

    The Company recognizes revenue when performance by the Company is complete. Revenue is recognized when all of the following criteria are met according to SAB 101, Revenue Recognition:

    •
    Persuasive evidence of an arrangement exists,

    •
    Delivery has occurred or services have been rendered,

    •
    The seller's price to the buyer is fixed or determinable,

    •
    Collectibility is reasonably assured.

    For products shipped free-on-board ("FOB") shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized two days after date of shipment. Revenue is recognized for the "unit value", representing the remanufactured value-added portion, plus the "core value", representing the assigned value of the core.

  9.
  Income (loss) Per Share

    Basic income (loss) per share is computed by dividing the net income or (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock including the re-pricing of warrants which occurred in fiscal 2002. Diluted loss per share for years ended March 31, 2001 and March 31, 2000, does not include the effect of 653,875 options outstanding at March 31, 2001, nor the effect of 684,750 options outstanding at March 31, 2000, as they were anti-dilutive.

    The following represents a reconciliation of basic and diluted net income per share.

	March 31
	2002	2001	2000
Net income	$11,689,000	$(4,102,000)	$(28,244,000)
Basic shares	7,253,606	6,460,455	6,460,455
Effect of dilutive options and warrants	512,352	0	0

Diluted shares	7,765,958	6,460,455	6,460,455
Net income per common share:
Basic	$1.61	$(0.63)	$(1.63)
Diluted	$1.51	$(0.63)	$(4.37)

    The effect of dilutive options and warrants excludes approximately 457,875 antidilutive options with exercise prices ranging from $2.875 to $9.13 per share in 2002, 653,875 antidulitive options with exercise prices ranging from $0.93 to $19.13 per share in 2001, and 684,750 antidilutive options with exercise prices ranging from $2.50 to $19.13 per share in 2000.

  10.
  Use of Estimates

    The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates.

    Under the terms of certain agreements with its customers and industry practice, the Company's customers from time to time are allowed stock adjustments when the inventory level of certain product lines exceed the anticipated level of sales to end-user customers. These adjustments are made when the Company accepts into inventory these customers' overstocks, which do not occur at any specific time during the year. Due to current and expected changes in customer return practices, in the fourth quarter of fiscal 2001, the Company began to provide for a monthly allowance to address the anticipated impact of stock adjustments. During the fiscal year 2002, the Company expensed $898,000 in cost of goods sold and reduced the stock adjustment reserve by $513,530 for stock adjustments. The allowance for stock adjustments was $609,000 and $225,000 as of March 31, 2002 and 2001 respectively. The allowance policy is reviewed quarterly looking back at a rolling 12 months to determine if the monthly accrual should be adjusted.

    The Company provides for potential excess and obsolete inventory based upon historical usage and a products life cycle. This reserve account decreased in fiscal 2002 by $428,000 from $3,874,000 in fiscal year 2001 to $3,451,000 in fiscal year 2002. This decrease was due to the increased quality of the inventory on hand and the continued focus on sales of obsolete inventory.

    The Company adjusts the value of cores in three ways, (1) when purchases constitute 25% or more of quantity on hand, then a weighted average cost is applied, (2) cores not changed by the above method are adjusted every six months by obtaining core broker prices. All cores that have a 35% or greater price difference are adjusted, and (3) a valuation reserve has been set up for those cores not adjusted by the above policies. This reserve is based upon on life cycle for cores of 25 years. This reserve account decreased in fiscal year 2002 by $110,000 from $379,000 in fiscal year 2001 to $264,000 in fiscal 2002. This decrease was principally the result of the Company continuing to decrease its core inventory by selling and scrapping cores.

  11.
  Financial Instruments

    The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable, accrued liabilities and debt approximate their fair value due to the short-term nature of these instruments. The carrying amounts of long-term receivables and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

  12.
  Stock-Based Compensation

    The Company accounts for its stock-based employee compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB No. 25"), "Accounting for Stock Issued to Employees". Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation", encourages, but does not require, companies to record compensation cost for stock-based employee compensation under a fair value based method. The Company discloses the pro-forma effect on net income (loss) and per share amounts had the fair value based method been used to measure compensation.

  13.
  Credit Risk

    Substantially all of the Company's sales are to leading automotive parts retailers. Credit risk with respect to trade accounts receivable is limited due to the Company's credit evaluation process and the nature of its customers.

  14.
  Deferred Compensation Plan

    The Company has a deferred compensation plan for certain management. The plan allows participants to defer salary, bonuses and commission. The assets of the plan are held in a trust and are subject to the claims of the Company's general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan's assets consist primarily of mutual funds and are classified as "available for sale". The investments are recorded at market value with any unrealized gain or loss recorded as other comprehensive loss in shareholders' equity. Adjustments to the deferred compensation obligation are recorded in operating expenses.

  15.
  Comprehensive Loss

    Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company has presented comprehensive income (loss) on the Consolidated Statement of Shareholders' Equity.

Note C—Realization of Assets

        The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has significant pending investigations (see Note O). Management is actively pursuing resolution of the pending investigations. Although there can be no assurance as to the future financial impact from these matters on the Company, management believes that it will be able to conclude these matters in a reasonable period.

Note D—Inventory

        Core and raw materials inventory is stated at the lower of cost or market. The Company determines the market value of cores based on consideration of current core broker prices. Such values are normally less than the core value credited to customers' accounts when cores are returned to the Company as trade-ins. Finished goods costs include core, raw materials, labor, overhead and freight. An allowance for obsolescence is provided to reduce the carrying value of inventory to its estimated market value.

        Inventory is comprised of the following at March 31:

	2002	2001
Raw materials and cores	$23,292,000	$23,619,000
Work-in-process	1,286,000	1,195,000
Finished goods	13,407,000	14,648,000

	37,985,000	39,462,000
Less allowance for excess and obsolete inventory	(3,715,000)	(4,253,000)

Total	$34,270,000	$35,209,000

        Effective April 1, 1999, the Company changed their method of valuing inventory and recorded a cumulative effect of accounting change of $17,702,000, which is reflected in the March 31, 2000 Consolidated Statement of Operations.

Note E—Plant and Equipment

        Plant and equipment, at cost, are as follows at March 31:

	2002	2001
Machinery and equipment	$11,949,000	$11,703,000
Office equipment and fixtures	5,031,000	4,697,000
Leasehold improvements	2,782,000	2,630,000

	19,762,000	19,030,000
Less accumulated depreciation and amortization	(12,819,000)	(9,943,000)

Total	$6,943,000	$9,087,000

Note F—Capital Lease Obligations

        The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases. The cost and accumulated amortization of capital lease assets included in plant and equipment was $5,979,000 and $3,506,000, respectively, at March 31, 2002 and $5,877,000 and $2,596,000, respectively at March 31, 2001.

        Future minimum lease payments at March 31, 2002 for the capital leases are as follows:

Year Ending March 31
2003	$1,384,000
2004	823,000
2005	82,000
2006	40,000
2007	2,000

Total minimum lease payments	2,331,000
Less amount representing interest	(147,000)

Present value of future minimum lease payment	2,184,000
Less current portion	(1,269,000)

$915,000

Note G—Line of Credit and Term Loan

        The Company has a credit agreement with a bank expiring on June 28, 2002. The credit agreement provides for a revolving line of credit facility of up to $24,750,000 and an $8,000,000 term loan. Currently, $1,384,300 of the loan is reserved due to the issuance of standby letters of credit for Worker's Compensation Insurance. The amounts available under the line of credit facility are also limited to 75% of Eligible Accounts Receivable and 80% of Appraised Net Recovery Value of inventory, as defined in the May 31, 2001 amended and restated credit agreement. The line of credit facility and the term note provide for interest rates of 1.75% and 2.00%, respectively, above the bank's prime rate (4.75% at April 30, 2002). Each quarter, the spreads above the bank's prime rate can be reduced to 1.75% and 2.00%, respectively, and increased to 2.75% and 3.00%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. The spreads above the bank's prime rate have been reduced by .50% due to the settlement of the class action lawsuit. On March 31, 2002 the interest rates for the line of credit facility and the term loan was 6.50% and 6.75% respectively.

        In connection with the execution of the April 20, 2000 amended and restated credit agreement, the Company issued the bank a warrant to purchase 400,000 shares of the Company's common stock at an exercise price of $2.045 per share. In connection with the execution of the May 31, 2001 second amended and restated credit agreement, the exercise price of the warrant was reduced to $.01 per share, and the Company recognized an expense of $360,000.

        On June 25, 2002, the Company and the bank agreed to extend the credit agreement to April 30, 2003. The new agreement calls for a restructuring fee of 3% or $982,500 fully earned, but only $327,500 or a 1% fee is payable at closing. The balance of this restructuring fee of $655,000 is deferred until December 15, 2002. If both the term loan of $8,000,000 and the line of credit facility of $24,750,000 are fully repaid before December 15, 2002, then the unpaid restructuring fee of $655,000 will be waived. The term loan provides for principal reduction payments on the 15th of every month of $500,000 each for June 2002 through October 2002; $750,000 each for November and December of 2002; $1,000,000 in January 2003 and $1,500,000 each for February 2003 through April 2003. In addition, $1,000,000 of the April 2003 payment is to be applied to the line of credit facility and both loans provide a 1.5% per annum commitment for on the unused portion, which is payable monthly.

        The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,500,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin at 3.00% and 3.25%, respectively, and the option to apply the default interest rate margin of 4% above the then-prevailing rate until such default is cured.

Note H—Stock Adjustments

        Stock adjustments are allowed under the terms of certain Company agreements or in accordance with industry practice. Customer's request stock adjustments when the inventory level of certain product lines exceeds their anticipated sales level to their end-user customers.

        Due to current and expected changes in customer return patterns, the Company now provides an allowance for anticipated stock adjustments. The costs associated with stock adjustments are charged against this allowance. The allowance is reviewed quarterly looking back at a rolling 12 months, together with customer input, to determine if the allowance should be adjusted. The Company has recorded an allowance of $609,000 and $225,000 at March 31, 2002 and 2001, respectively.

Note I—Accumulated Other Comprehensive Loss

        Accumulated other comprehensive loss consists of the following at March 31:

	2002	2001
Foreign currency translation	$(81,000)	$(68,000)
Unrealized losses on investments	(31,000)	(20,000)

	$(112,000)	$(88,000)

Note J—Employment Agreements and Bonus Plan

        The Company has employment agreements with key employees, expiring at various dates through January 1, 2004. The employment agreements provide for annual base salaries aggregating $1,025,000. In addition, some of these employees were granted options pursuant to the Company's stock option plans for the purchase of 333,600 shares of common stock at exercise prices ranging from $0.93 to $3.15 per share.

        One such employment agreement provides for the employee to receive an amount equal to three times the annual base salary of $300,000 if the employee voluntarily terminates the agreement for good reason. Good reason is defined by the occurrence of any one of a number of circumstances after a change in control of the Company.

        The Company has a bonus plan for certain employees. The majority of bonuses are calculated as a percentage of net income before taxes, ranging from 1.0% to 6.67% of this amount. The bonus percentage varies according to the percentage increase in earnings before income taxes and other predetermined parameters. The bonus for the year ended March 31, 2002 and 2001 was $1,682,000 and $168,000 respectively.

Note K—Commitments

        The Company leases office and warehouse facilities in California and Tennessee under operating leases expiring through 2007. Certain leases contain escalation clauses for real estate taxes and operating expenses. At March 31, 2002, the remaining future minimum rental payments under the above operating leases are as follows:

Year ending March 31,
2003	$1,143,000
2004	1,132,000
2005	1,132,000
2006	1,132,000
2007	1,132,000

$5,671,000

        During fiscal years 2002, 2001 and 2000, the Company incurred lease expenses of $1,497,000, $1,688,000 and $1,541,000, respectively.

Note L—Major Customers

        The Company's three largest customers accounted for the following total percentage of accounts receivable and sales for the fiscal year ended:

	2002	2001	2000
Net Sales	86%	69%	59%
Accounts Receivable	75%	73%	76%

Note M—Income Taxes

        The income tax benefit (expense), for the years ended March 31, 2002, 2001 and 2000 is as follows:

	2002	2001	2000
Current tax benefit (expense)
Federal	$1,004,000	$—	$1,173,000
State	—	(13,000)	—

Total current tax benefit (expense)	1,004,000	(13,000)	1,173,000

Deferred tax benefit
Federal	2,610,000	—	—
State	390,000	—	—

Total deferred tax benefit	3,000,000	—	—

Total income tax benefit (expense)	$4,004,000	$(13,000)	$1,173,000

        Deferred income taxes consist of the following at March 31:

	2002	2001
Assets
Net operating loss carry-forwards	$3,542,000	$4,389,000
Inventory valuation	5,619,000	5,827,000
Inventory accounting method change	5,066,000	6,777,000
Allowance for bad debts	475,000	495,000
Inventory capitalization	43,000	57,000
Vacation pay	180,000	205,000
Accrued professional fees	—	817,000
Deferred compensation	107,000	77,000
Accrued bonus	310,000	—
Other	5,000	74,000

	15,347,000	18,718,000

Liabilities
Accelerated depreciation	(848,000)	(1,248,000)

Net deferred tax assets	$14,499,000	$17,470,000
Less: valuation allowance	(8,249,000)	(14,220,000)

	$6,250,000	$3,250,000

        The Company has reduced the valuation allowance for deferred tax assets by $5,971,000 in 2002. At March 31, 2002, the Company had federal and state net operating loss carry forwards of $7,264,000 and $20,528,000, respectively, which expire in varying amounts through 2020. Realization of the deferred tax assets is dependent upon the Company's ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets, net of the valuation allowance at March 31, 2002. Future taxable income is based on management's forecast of the future operating results of the Company, and there can no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results. In the event management determines that sufficient future taxable income may not be generated to fully realize the net deferred tax assets, the Company will adjust the valuation allowance.

        The Job Creation and Work Assistance Act of 2002 (the "Act") was passed by Congress and then signed by the President on March 9, 2002. One of the provisions of the Act extends the carry-back period five years for losses arising in years ending during 2001 and 2002. Under the new tax law, the Company is entitled to a tax refund from the extended carry-back for approximately $1,000,000.

        The difference between the income tax expense at the federal statutory rate and the Company's effective tax rate is as follows:

	2002	2001
Statutory federal income tax rate	34%	(34)%
State income tax rate	5%	(5)%
Change in tax law	(13)%	—
Valuation allowance	(78)%	39%

	(52)%	—%

Note N—Stock Options

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

        In June 1998, the 1994 Plan was amended to increase the authorized number of shares issued to 960,000. As of March 31, 2002, there were 748,875 options outstanding under the 1994 Plan and 5,875 options were available for grant.

        In August 1995, the Company adopted the Non-employee Director Stock Option Plan (the "Directors Plan") which provides for the granting of options to directors to purchase a total of 15,000 shares of the Company's common stock. Options to purchase 15,000 shares have been granted under the Director's Plan as of March 31, 2002.

        In September 1997, the Company adopted the 1996 Stock Option Plan (the "1996 Plan"), under which it is authorized to issue non-qualified stock options and incentive stock options to key employees, consultants and directors to purchase a total of 30,000 shares of the Company's common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. Options to purchase 30,000 shares have been granted under the 1996 Plan as of March 31, 2002.

        Summary of stock option transactions is as follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at 3/31/99	587,750	$12.16
Granted	185,000	$3.13
Exercised	0	$0
Forfeited	(88,500)	$12.18

Outstanding at 3/31/00	684,250	$9.71
Granted	31,000	$0.99
Exercised	0	$0
Forfeited	(61,875)	$11.41

Outstanding at 3/31/01	653,375	$9.16
Granted	591,500	$2.63
Exercised	0	$0
Cancelled	(451,000)	$11.29

Outstanding at 3/31/02	793,875	$2.87

        The following table summarizes, information about the options outstanding at March 31, 2002:

	Options Outstanding			Options Exercisable
		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	Remaining Life in Years	Shares	Weighted Average Exercise Price
$ 0.93 to $ 1.21	186,000	$1.08	9.24	186,000	$1.08
$ 2.20 to $ 3.15	586,000	$3.02	9.17	586,000	$3.02
$ 8.13 to $11.88	10,500	$9.96	4.63	10,500	$9.96
$12.00 to $19.13	11,375	$17.47	5.20	11,375	$17.47

	793,875			793,875

        The Company applies APB Opinion No. 25 in accounting for its Plan and, accordingly, no compensation cost has been recognized for its stock options in the consolidated financial statements. Had the Company determined compensation cost based on the fair value at the grant date for its stock options under SFAS No. 123, the Company's net income for the year ended March 31, 2002 and net loss for the years ended March 31, 2001 and 2000 would have been adjusted to the pro forma amounts indicated below:

	2002	2001	2000
Net Income / (Loss):
Pro forma	$10,663,000	$(4,152,000)	$(28,703,000)
As reported	11,689,000	(4,102,000)	(28,244,000)
Basic income / (loss) per share—pro forma	1.47	(0.64)	(4.44)
Basic income / (loss) per share—as reported	1.61	(0.63)	(4.37)
Dilutive income / (loss) per share—pro forma	1.37	(0.64)	(4.44)
Dilutive income / (loss) per share—as reported	1.51	(0.63)	(4.37)

        Under SFAS No. 123, compensation cost for options granted is recognized over the vesting period. The compensation cost included in the pro forma amounts above represents the cost associated with options granted during 1996 through 2002.

Note O—Litigation

        The Company has settled the class action lawsuit that had been filed against the Company in the United States District Court, Central District of California, Western Division. The class action lawsuit alleged that, over a four-year period during 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the class action plaintiffs will receive $7,500,000. Of this amount, the Company's directors and officer's insurance carrier paid $6,000,000 and the Company has paid the balance. Final approval of this settlement was entered into Court Records on September 18, 2001 and all parties have exchanged releases in connection with this settlement.

        To finance the Company's portion of the settlement, the Company and Mel Marks, the Company's founder and a board member, entered into a stock purchase agreement. Under the terms of this agreement, Mr. Marks purchased shares of the Company's common stock as of September 19, 2001. The total purchase price for the stock was $1,500,000. The price per share was $1.00. The valuation firm that the Company engaged to render a fairness opinion of this transaction concluded that this price per share was fair to the Company's shareholders, from a financial point of view. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date that Mr. Marks agreed to provide $1,500,000 to the Company to finance a portion of the class action settlement. On that date, the Company did not have the resources to pay their portion of the settlement from cash flow from operations and was required to raise these funds from an external source.

        On January 20, 2000, the Securities and Exchange Commission issued a formal order of investigation with respect to the Company. In this order, the SEC authorized an investigation into, among other things; the accuracy of the financial information previously filed with the Commission and potential deficiencies in the Company's records and system of internal control. The SEC investigation is proceeding. There can be no assurance with respect to the outcome of the SEC's investigation. The United States Attorney's Office for the Central District of California is conducting a similar investigation.

        In addition, the Company has not filed a number of periodic reports that it is obligated to file under the Securities Exchange Act of 1934. However, the Company is current with all of its reporting to the SEC for the past 12 months. The SEC is aware of this failure and has reminded the Company that it has the authority to revoke or suspend the Company's registration under the Securities Exchange Act of 1934 as a result of this failure, which SEC action would prevent sales of the Company's common stock through broker/dealers.

        The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

Note P—Related Party Transactions

        The Company has entered into consulting agreements with two of the members of its Board of Directors, Mssrs. Selwyn Joffe and Mel Marks.

        In August 2000, the Company's Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is paid an annual consulting fee of $250,000 per year. The Company can terminate this arrangement at any time.

        Effective December 1, 1999, the Company entered into a consulting agreement with Mr. Selwyn Joffe, the Chairman of the Board of the Company, pursuant to which he has been retained as a consultant to provide oversight, management, strategic and other advisory services to the Company. The consulting agreement was scheduled to expire on June 1, 2001 but has been extended by mutual agreement through June 1, 2003 and provides for annual compensation to Mr. Joffe in the amount of $160,000. As additional consideration for the consulting services, Mr. Joffe was granted an option to purchase 40,000 shares of the Company's Common Stock pursuant to the Company's 1994 Stock Option Plan. Of these options, 20,000 options were exercisable on the date of grant and the remaining 20,000 options were fully vested on the first anniversary of the date of grant. The options have an exercise price of $2.20 per share and expire ten (10) years after the grant date.

        Mr. Joffe and the Company entered into an additional consulting services agreement dated as of May 9, 2002, providing for Mr. Joffe to assist the Company in considering and pursuing potential transactions and relationships intended to enhance stockholder value. In connection with this arrangement, the Company has agreed to pay Mr. Joffe $10,000 per month for one year and 1% of the value of any transactions, which close by the second anniversary of the agreement, less any monthly fees, paid.

Note Q—Unaudited Quarterly Financial Data

        The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2002:

FY 2002	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$42,251,000	$49,229,000	$38,837,000	$41,723,000
Cost of Goods Sold	37,670,000	42,851,000	35,084,000	35,860,000

Gross Margin	4,581,000	6,378,000	3,753,000	5,863,000

Operating Expenses
General and administrative expenses	2,042,000	2,204,000	1,251,000	2,118,000
Sales and marketing	280,000	262,000	268,000	357,000
Research and development	113,000	158,000	128,000	153,000

Total Operating Expenses	2,435,000	2,624,000	1,647,000	2,628,000

Operating Income / (Loss)	2,146,000	3,754,000	2,106,000	3,235,000
Interest expense — net	1,237,000	954,000	806,000	559,000

Income / (Loss) Before Income Taxes and Cumulative	909,000	2,800,000	1,300,000	2,676,000
Income tax (expense) benefit	(1,000)	—	—	4,005,000

Net Income	$908,000	$2,800,000	$1,300,000	$6,681,000

Basic income per share	$0.14	$0.42	$0.16	$0.84
Diluted income per share	$0.13	$0.40	$0.15	$0.79

        Significant 4th Quarter Adjustments:    The Company's fiscal year 2002 operating results were impacted by the Company's recording of a $3,000,000 tax benefit in the fourth quarter of fiscal 2002 associated with its net operating losses in prior years and the passage of the Job Creation and Work Assistance Act of 2002.

        The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2001:

FY 2001	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Net Sales	$41,401,000	$43,964,000	$38,969,000	$36,365,000
Cost of Goods Sold	37,569,000	40,263,000	35,365,000	35,534,000

Gross Margin	3,832,000	3,701,000	3,604,000	831,000

Operating Expenses
General and administrative expenses	2,086,000	1,724,000	2,304,000	2,177,000
Sales and marketing	318,000	276,000	270,000	352,000
Litigation settlement	—	—	1,500,000	—
Restructuring expenses	—	—	—	914,000
Research and development	148,000	118,000	97,000	109,000
Provision for doubtful accounts	—	—	—	(36,000)

Total Operating Expenses	2,552,000	2,118,000	4,171,000	3,516,000

Operating Income / (Loss)	1,280,000	1,583,000	(567,000)	(2,685,000)
Interest expense — net	1,002,000	1,017,000	957,000	724,000

Income / (Loss) Before Income Taxes and Cumulative	278,000	566,000	(1,524,000)	(3,409,000)
Income tax (expense) benefit	—	—	—	(13,000)

Net Income	$278,000	$566,000	$(1,524,000)	$(3,422,000)

Basic and diluted income (loss) per share	$0.04	$0.09	$(0.24)	$(0.53)

Schedule II—Valuation and Qualifying Accounts

Accounts Receivable—Bad Debt Allowance

For the Year Ended March 31	Description	Balance at Beginning of Period	Charged to (Recovery) Bad Debts Expense	Accounts Written Off	Balance at End of Period
2002	Accounts receivable allowance	149,000	412,000	235,000	326,000
2001	Accounts receivable allowance	319,000	(36,000)	134,000	149,000
2000	Accounts receivable allowance	231,000	321,000	233,000	319,000

Inventory

For the Year Ended March 31	Description	Balance at Beginning of Period	Reserve Charged to Income	Inventory Written Off	Balance at End of Period
2002	Allowance for obsolescence	4,253,000	1,440,000	1,978,000	3,715,000
2001	Allowance for obsolescence	5,256,000	316,000	1,319,000	4,253,000
2000	Allowance for obsolescence	8,428,000	1,556,000	4,728,000	5,256,000

QuickLinks

PART I
  Item 1. Business.
  Item 2. Properties.
  Item 3. Legal Proceedings.
  Item 4. Submission of Matters to a Vote of Security Holders.
PART II
  Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.
  Item 6. Selected Financial Data.
  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
  Item 8. Financial Statements and Supplementary Data.
  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
PART III
  Item 10. Directors and Executive Officers of the Registrant.
  Item 11. Directors Compensation and Executive Officers
  Item 12. Security Ownership of Certain Beneficial Owners and Management
  Item 13. Certain Relationships and Related Transactions
PART IV
  Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
SIGNATURES
POWER OF ATTORNEY
CONTENTS
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
PART IV—FINANCIAL INFORMATION
  Item 1. Financial Statements.
Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statement of Shareholders' Equity
Consolidated Statements of Cash Flows
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Note A—Company Background
  Note B—Summary of Significant Accounting Policies
  Note C—Realization of Assets
  Note D—Inventory
  Note E—Plant and Equipment
  Note F—Capital Lease Obligations
  Note G—Line of Credit and Term Loan
  Note H—Stock Adjustments
  Note I—Accumulated Other Comprehensive Loss
  Note J—Employment Agreements and Bonus Plan
  Note K—Commitments
  Note L—Major Customers
  Note M—Income Taxes
  Note N—Stock Options
  Note O—Litigation
  Note P—Related Party Transactions
  Note Q—Unaudited Quarterly Financial Data
Schedule II—Valuation and Qualifying Accounts