Form 10-Q
period 2002-06-30
MOTORCAR PARTS & ACCESSORIES INC
filed 2002-08-12
CIK 918251

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO                             .

Commission File No. 0-23538

MOTORCAR PARTS & ACCESSORIES, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-2153962 (I.R.S. Employer Identification No.)
2929 California Street, Torrance, California (Address of principal executive offices)	90503 (Zip Code)

(310) 212-7910
Registrant's telephone number, including area code

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        There were 7,960,455 shares of Common Stock outstanding at June 30, 2002.

MOTORCAR PARTS & ACCESSORIES

INDEX

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2002 (unaudited) and March 31, 2002	3
	Consolidated Statements of Operations (unaudited) for the three month periods ended June 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows (unaudited) for the three month periods ended June 30, 2002 and 2001	5
	Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	14
Signatures		14

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Balance Sheets

	June 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$113,000	$92,000
Short term investments	257,000	272,000
Accounts receivable—net	28,124,000	17,922,000
Inventory—net	31,588,000	34,270,000
Prepaid expenses and other current assets	1,240,000	406,000

Total current assets	61,322,000	52,962,000
Plant and equipment—net	6,501,000	6,943,000
Deferred tax asset	6,250,000	6,250,000
Income tax refund receivable	3,409,000	3,409,000
Other assets	1,672,000	1,732,000

TOTAL ASSETS	$79,154,000	$71,296,000

LIABILITIES
Current liabilities:
Accounts payable	$11,493,000	$11,150,000
Accrued liabilities	4,181,000	2,794,000
Line of credit	22,057,000	19,029,000
Term loan	8,000,000	9,000,000
Deferred compensation	257,000	272,000
Other current liabilities	2,547,000	44,000
Current portion of capital lease obligations	1,269,000	1,269,000

Total current liabilities	49,804,000	43,558,000
Capitalized lease obligations, less current portion	667,000	915,000

Total liabilities	50,471,000	44,473,000
SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 7,960,455 shares issued and outstanding at June 30, 2002 and March 31, 2001	80,000	80,000
Additional paid-in capital	53,126,000	53,126,000
Accumulated other comprehensive loss	(223,000)	(112,000)
Accumulated deficit	(24,300,000)	(26,271,000)

Total shareholders' equity	28,683,000	26,823,000

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$79,154,000	$71,296,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Net sales	$48,405,000	$42,251,000
Cost of goods sold	43,224,000	37,670,000

Gross Margin	5,181,000	4,581,000

Operating expenses:
General and administrative	2,149,000	2,042,000
Sales and marketing	302,000	280,000
Research and development	142,000	113,000

Total operating expenses	2,593,000	2,435,000

Operating income	2,588,000	2,146,000
Interest expense—net	616,000	1,237,000

Income before income taxes	1,972,000	908,000
Provision for income taxes	1,000	—

Net income	$1,971,000	$908,000

Basic net income per share	$.25	$.14

Diluted net income per share	$.23	$.13

Weighted average number of shares outstanding:
—basic	7,960,455	6,460,455
—diluted	8,633,921	6,877,326

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended June 30,
	2002	2001
Cash flows from operating activities:
Net income	$1,971,000	$908,000
Adjustments to reconcile net income to net cash used in operating activities
Non-cash charge for compensatory stock warrants issued	—	360,000
Depreciation and amortization	606,000	711,000
(Increase) decrease in:
Accounts receivable	(10,202,000)	(10,514,000)
Inventory	2,682,000	1,960,000
Prepaid expenses and other current assets	(834,000)	(233,000)
Other assets	60,000	(1,221,000)
Increase (decrease) in:
Accounts payable and accrued expenses	1,730,000	6,264,000
Deferred compensation	(15,000)	(22,000)
Other liabilities	2,503,000	—

Net cash used in operating activities	(1,499,000)	(1,787,000)

Cash flows from investing activities:
Purchase of plant and equipment	(164,000)	(127,000)
Change in short term investments	15,000	44,000

Net cash used in investing activities	(149,000)	(83,000)

Cash flows from financing activities:
Net borrowings under line of credit	3,028,000	2,074,000
Payments under term loan	(1,000,000)	—
Payments on capital lease obligation	(248,000)	(284,000)

Net cash provided by financing activities	1,780,000	1,790,000

Effect of exchange rate changes on cash	(111,000)	3,000

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	21,000	(77,000)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	92,000	164,000

CASH AND CASH EQUIVALENTS—END OF PERIOD	$113,000	$87,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$555,659	$823,000
Income taxes	$1,000	$1,000
Non-cash investing and financing activities:
Property acquired under capital lease	$—	$103,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Condensed Notes to Consolidated Financial Statements
June 30, 2002 and 2001
(Unaudited)

NOTE A—The Company and its Significant Accounting Policies:

        Motorcar Parts & Accessories, Inc., and its subsidiaries (the "Company"), remanufacture and distribute alternators and starters and assemble and distribute spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States, Canada and Mexico. The Company also sells after-market alternators and starters to a major automotive manufacturer.

        The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for its remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore and Malaysia. Assembly operations for spark plug wire sets are performed in California and Malaysia, while purchasing operations are headquartered in Tennessee.

  [1]
  Principles of consolidation:

    The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, MVR Ltd. Pte. and Unijoh Ltd. Pte. All significant intercompany accounts and transactions have been eliminated in consolidation.

  [2]
  Basis of presentation:

    The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

NOTE B—Inventory

        Inventory is comprised of the following:

	June 30, 2002	March 31, 2002
	(Unaudited)
Raw materials and cores	$23,015,000	$23,292,000
Work-in-process	959,000	1,286,000
Finished goods	10,850,000	13,407,000

	34,824,000	37,985,000
Less allowance for excess and obsolete inventory	(3,236,000)	(3,715,000)

	$31,588,000	$34,270,000

NOTE C—Line of Credit and Term Loan

        The Company's credit agreement provides for a revolving line of credit facility of up to $24,750,000 and an $8,000,000 term loan. On June 28, 2002, the Company and the bank agreed to extend the credit agreement to April 30, 2003. The new agreement calls for a restructuring fee of 3% or $982,500 fully earned, but only $327,500 was paid at the closing on June 28, 2002. The balance of this restructuring fee of $655,000 is deferred until December 15, 2002. If both the term loan of $8,000,000 and the line of credit facility of $24,750,000 are fully repaid before December 15, 2002, then the unpaid restructuring fee of $655,000 will be waived. The full amount of the restructuring fee of $982,500 is being amortized over the extended term of 10 months.

        The term loan provides for principal reduction payments of $500,000 on the 15th of every month for July 2002 through October 2002; $750,000 each for November and December of 2002; $1,000,000 in January 2003 and $1,500,000 each for February 2003 through April 2003. In addition, pursuant to the terms specified in this new agreement, both loans provide a 1.5% per annum commitment for the unused portion, which is payable monthly.

        The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,500,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin to 3.00% and 3.25%, respectively, and the option to apply the default interest rate margin of 4% above the then-prevailing rate until such default is cured. Currently, the Company is in compliance with all of its financial conditions, payment terms and restrictive covenants.

NOTE D—Net Income Per Share

        Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and assumes that all dilutive potential shares were converted at the beginning of the period. The Company only has common stock outstanding. Net income per share data for the three months ended June 30, 2002 and 2001 is as follows (unaudited):

	June 30, 2002	June 30, 2001
Net Income	$1,971,000	$908,000

Basic Weighted Average Shares Outstanding	7,960,455	6,460,455

Basic Net Income Per Share	$.25	$.14

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	7,960,455	6,460,455
Dilutive Effect of Stock Options and Warrants	673,466	416,871

Dilutive Weighted Average Shares Outstanding	8,633,921	6,877,326

Diluted Net Income Per Share	$.23	$.13

NOTE E—Litigation

        The Company has settled the class action lawsuit that had been filed against the Company in the United States District Court, Central District of California, Western Division. The class action lawsuit alleged that, over a four-year period during 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the class action plaintiffs will receive $7,500,000. Of this amount, the Company's directors and officer's insurance carrier paid $6,000,000 and the Company paid the balance. Final approval of this settlement was entered into Court Records on September 18, 2001 and all parties have exchanged releases in connection with this settlement.

        To finance the Company's portion of the settlement, the Company and Mel Marks, the Company's founder and a board member, entered into a stock purchase agreement. Under the terms of this agreement, Mr. Marks purchased shares of the Company's common stock, which were issued on September 19, 2001. The total purchase price for the stock was $1,500,000. The price per share was $1.00. The valuation firm that the Company engaged to render a fairness opinion of this transaction concluded that this price per share was fair to the Company's shareholders, from a financial point of view. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date that Mr. Marks agreed to provide $1,500,000 to the Company to finance a portion of the class action settlement. (The Company's stock closed on November 30, 2000 at $1.00 per share.) On that date, the Company did not have the resources to pay their portion of the settlement from operating cash flow and was required to raise these funds from an external source. The settlement of the class action lawsuit resulted in the bank lowering the spread above its prime rate by .50%.

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

NOTE F—Income Taxes

        There has been no provision for income taxes included for the 3-month periods ended June 30, 2002 and 2001. The Company has a net operating loss carry-forward of approximately $27,792,000. Management believes that the Company's net operating loss carry-forward will offset any anticipated income tax liability attributable to fiscal 2003.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

        The discussion and analysis of the Company's financial condition and results of operations is based upon the Company's consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to the valuation of inventory and stock adjustments, for reasonableness. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

        Management believes that the lower of cost or market valuation of inventory, stock adjustments and reserves for excess and obsolete inventory are among the most critical accounting policies that impact its consolidated financial statements.

        The Company receives cores into inventory at the lower of cost or market. The Company determines the market value based upon comparisons to current core broker prices. Current core broker prices are determined by researching the core broker market and securing prices for cores from a minimum of three core brokers. Beginning with fiscal 2001, management refined this policy to reduce the standard cost for cores when purchases of any particular core is greater than 25% of the total number of that particular core on hand. Such values are normally less than the core value credited to customers' accounts when cores are returned to the Company as trade-ins. The difference is charged against cost of sales. Additionally, management reviews core inventory to identify excess quantities and maturing product lines. Core broker prices can fluctuate dramatically based upon the industry's activity (buying and selling of cores) in the market.

        The Company's customers, from time to time, are allowed stock adjustments when the inventory level of certain product lines exceeds their anticipated levels of sales to their end-user customers. These adjustments are made by the Company's acceptance of these customer's overstocked items into inventory and do not come at any specific time during the year. In addition, these adjustments can have a distorting effect on the financial statements. As such, in the fourth quarter of fiscal 2001, the Company began to provide for a monthly allowance of $75,000 to address the anticipated impact of potential stock adjustments. Costs associated with stock adjustments are charged against this allowance account. As of June 30, 2002 and March 31, 2002, the balance in the stock adjustment reserve account was $827,000 and $609,000 respectively. This allowance is reviewed quarterly, looking back at a trailing 12-month period, and the Company obtains feedback from customers on expected returns, to determine if the accrual is reasonable.

        The Company reserves for potential excess and obsolete inventory based upon historical usage as well as a product's life cycle. This reserve account decreased to $3,236,000 as of June 30, 2002 from $3,715,000 as of March 31, 2002 due to the liquidation of old inventory through scrap sales to core brokers. Management estimates a reserve percentage for the estimated net realizable value of slow moving product based upon the number of years sales on hand. Additionally, management estimates a reserve percentage for the net realizable value of product lines that are reaching their maturity. These estimated reserve percentages can fluctuate dramatically based upon the underlying core broker prices for particular parts and the value of cores to be liquidated in the core market.

Selected Financial Data

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Three Months Ended June 30,
	2002	2001
Net sales	100.0%	100.0%
Cost of goods sold	89.3%	89.2%

Gross margin	10.7%	10.8%
General and administrative expenses	4.4%	4.8%
Sales and marketing expenses	0.6%	0.6%
Research and development expenses	0.3%	0.3%

Operating income	5.4%	5.1%
Interest expense—net of interest income	1.3%	2.9%

Net income	4.1%	2.2%

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Net sales for the three months ended June 30, 2002 were $48,405,000 an increase of $6,154,000 or 14.6% over the three months ended June 30, 2001. Of this increase in net sales, $1,572,000 was due to the Company's expansion into new product lines and $4,582,000 was a direct result of increased sales to existing customers, primarily to the Company's largest customer.

        Cost of goods sold increased over the period by $5,554,000 or 14.7% to $43,224,000 for the three months ended June 30, 2002 from $37,670,000 for the three months ended June 30, 2001. This increase is principally attributable to the increase in total sales. In addition, the Company experienced an increase in material costs associated with the mix of products being produced by the Company. When producing units that require more new replacement parts, the result is an increase in material cost. This increase in material cost was partially offset by greater manufacturing efficiencies and improved productivity due to the Company's consolidation of its facilities and a decrease in freight costs. However, as a percentage of net sales, cost of goods sold remained relatively the same at 89.3% for the three months ended June 30, 2002 compared to 89.2% for the three months ended June 30, 2001.

        General and administrative expense increased over the periods by $107,000 or 5.2% to $2,149,000 for the three months ended June 30, 2002 from $2,042,000 for the three months ended June 30, 2001. This increase is principally the result of increases in the following areas: professional fees of $115,000; salaries and bonuses of $255,000; bank fees of $68,000; and general insurance of $32,000. These increases were partially offset by a decrease of $111,000 in other general and administrative expense—particularly rental equipment, supplies and travel. However, as a percentage of sales, general and administrative expenses decreased over the periods to 4.4% from 4.8%.

        Sales and marketing expenses increased over the periods by $22,000 or 7.9% to $302,000 for the three months ended June 30, 2002 from $280,000 for the three months ended June 30, 2001. This increase resulted principally from an increase in bonuses paid of $48,000, which were partially offset by reductions in travel and advertising expenses paid. As a percentage of sales, sales and marketing expenses remained constant over the periods at 0.6%.

        Research and development expenses increased over the periods by $29,000 or 25.7% to $142,000 for the three months ended June 30, 2002 from $113,000 for the three months ended June 30, 2001. This increase resulted principally from an increase in salaries paid and supplies purchased, which were partially offset by a reduction in expenses paid to outside contractors for repairs and maintenance. As a percentage of sales, these expenses remained constant at 0.3%.

        For the three months ended June 30, 2002 interest expense net of interest income was $616,000. This represents a decrease of $621,000 or 50.2% over net interest expense of $1,237,000 for the three months ended June 30, 2001. Of this decrease, $360,000 is the result of a charge to interest expense made during the three months ended June, 2001 in connection with the re-pricing of 400,000 warrants previously issued to the bank. The remaining $260,000 is the result of lower interest rates and lower outstanding loan balance(s). Interest expense was comprised principally of interest on the Company's revolving credit facility, term loan and capital leases.

Liquidity and Capital Resources

        The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. The Company currently has available bank debt of $32,750,000 under two separate credit facilities—a revolving line of credit facility of up to $24,750,000 and an $8,000,000 term loan. At June 30, 2002, $2,193,000 was available under the bank credit facility, of this amount, $1,384,300 is reserved due to the issuance of standby letters of credit for Worker's Compensation insurance. The interest rate for these two facilities is 1.75% and 2.00%, respectively, above the bank's prime rate of lending, which was 4.75% on June 30, 2002. Each quarter, the spreads above the bank's prime rate can be reduced to (maintained at) 1.75% and 2.00%, respectively, and increased to 2.50% and 2.75%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. On June 30, 2002, the interest rates for the line of credit facility and the term loan were 6.50% and 6.75%, respectively.

        On June 28, 2002, the Company and the bank agreed to extend the credit agreement to April 30, 2003. The new agreement calls for a restructuring fee of 3% or $982,500 fully earned, but only $327,500 was paid at the closing on June 28, 2002. The balance of this restructuring fee of $655,000 is deferred until December 15, 2002. If both the term loan of $8,000,000 and the line of credit facility of $24,750,000 are fully repaid before December 15, 2002, then the unpaid restructuring fee of $655,000 will be waived. The term loan provides for principal reduction payments on the 15th of every month of $500,000 each for July 2002 through October 2002; $750,000 each for November and December of 2002; $1,000,000 in January 2003 and $1,500,000 each for February 2003 through April 2003. In addition, pursuant to the terms specified in this new agreement, both loans provide a 1.5% per annum commitment for the unused portion, which is payable monthly.

        The Company's liquidity has also been impacted by the extension in payment terms it has afforded a number of its key customers. This extension is an important factor behind the $10,202,000 increase in accounts receivable at June 30, 2002 when compared to the accounts receivable balance at March 31, 2002. The Company has recently entered into an agreement with one of its customer's banks whereby the Company may have the option to sell this customer's receivables to the bank, at an agreed upon discount set at the time the receivables are sold to the bank. While this arrangement may reduce the Company's working capital needs, there can be no assurance in this regard.

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

Consolidation of Operations

        At the present time, the consolidation effort pertaining to the Company's facilities in Torrance, California is complete. The Company is presently located in a single 225,000 square foot building, which houses manufacturing, warehousing and administrative offices. The consolidation has afforded the Company some efficiencies while providing sufficient space to satisfy its foreseeable production and warehouse requirements. The Company has also completed its consolidation efforts in Nashville and has moved to a smaller facility.

        In addition, the Company has facilities at its subsidiary locations in Malaysia and Singapore.

Customer Concentration

        The Company is substantially dependent upon sales to five major customers. During the three months ended June 30, 2002 sales to these five customers constituted approximately 99.5% of the Company's total sales. During the same period in fiscal 2001, sales to the Company's top five customers totaled approximately 99.0% of the Company's total sales. Any meaningful reduction in the level of sales to any of these customers or the loss of a customer could have a materially adverse impact upon the Company. In addition, the concentration of the Company's sales and the competitive environment in which the Company operates has increasingly limited the Company's ability to negotiate favorable prices for its products.

Seasonality of Business

        Due to the nature and design as well as the current limits of technology, alternators and starters traditionally fail when operating in extreme conditions. That is, during the summer months, when the temperature typically increases over a sustained period of time, alternators and starters are more apt to fail and thus, an increase in demand for the Company's products typically occurs. Similarly, during winter months, when the temperature is colder, but not to the same extent as summer months, alternators and starters tend to fail and require replacing immediately, since these parts are mandatory for the operation of the vehicle. As such, summer months tend to show an increase in overall volume with a few spikes in the winter.

Subsequent Events

        The Company has recently entered into an agreement with one of its customer's banks, whereby invoices due from said customer would be combined or packaged on a regular basis and sold to the bank at an agreed upon discounted rate. This program, also known as the vendor program, is designed to assist the Company with its cash flow position and should be accomplished at a minimal cost to the Company; however, there can no assurance in this regard.

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

        The following table presents the weighted-average interest rates expected on the Company's existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date (As of June 30, 2002)

	Fiscal 2003	Fiscal 2004
	(Dollars in Thousands)
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility	$24,750	$24,750
Interest Rate	Prime + 1.75%*	Prime + 1.75%*
Term Loan	$8,000
Interest Rate	Prime + 2.00%*

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in the Company's relationship with any of its customers, the Company's failure to meet the financial covenants or the other obligations set forth in its bank credit agreement and the bank's refusal to waive any such defaults, the Company's ability to refinance its bank debt at maturity, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs associated with and the anticipated savings from the Company's consolidation of facilities, the uncertainty of the governmental investigations into the company and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

Item 1.    Legal Proceedings

        See Item 1. Note E to the Consolidated Financial Statements included in Item 1 of Part I and incorporated by reference to this Item 1 of Part II.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

  99.1
  Certification of Chief Executive Officer

  99.2
  Certification of Chief Financial Officer

  (b)
  Reports on Form 8-K

    None

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS & ACCESSORIES, INC.

Dated: August 9, 2002	By:	/s/ CHARLES W. YEAGLEY Charles W. Yeagley Chief Financial Officer

QuickLinks

FORM 10-Q
INDEX
PART I—FINANCIAL INFORMATION
  Item 1. Financial Statements.
Consolidated Balance Sheets
Consolidated Statements of Operations (Unaudited)
Consolidated Statement of Cash Flows (Unaudited)
Condensed Notes to Consolidated Financial Statements
  NOTE A—The Company and its Significant Accounting Policies
  NOTE B—Inventory
  NOTE C—Line of Credit and Term Loan
  NOTE D—Net Income Per Share
  NOTE E—Litigation
  NOTE F—Income Taxes
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES