Form 10-Q
period 2002-09-30
MOTORCAR PARTS & ACCESSORIES INC
filed 2002-11-14
CIK 918251

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.

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

Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒.

        There were 7,960,455 shares of Common Stock outstanding at November 13, 2002.

MOTORCAR PARTS & ACCESSORIES

INDEX

PART I—FINANCIAL INFORMATION

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2002 (unaudited) and March 31, 2002	3
	Consolidated Statement of Operations (unaudited) for the three and six month periods ended September 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows (unaudited) for the six month periods Ended September 30, 2002 and 2001	5
	Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	16
Signatures

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Balance Sheets

	September 30, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$4,156,000	$92,000
Short term investments	269,000	272,000
Accounts receivable—net	13,280,000	17,922,000
Inventory—net	30,766,000	34,270,000
Prepaid expenses and other current assets	1,129,000	406,000

Total current assets	49,600,000	52,962,000
Plant and equipment—net	5,935,000	6,943,000
Deferred tax asset	6,250,000	6,250,000
Income tax refund receivable	3,409,000	3,409,000
Other assets	1,177,000	1,732,000

TOTAL ASSETS	$66,371,000	$71,296,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$8,516,000	$11,150,000
Accrued liabilities	3,471,000	2,794,000
Line of credit	14,890,000	28,029,000
Term loan	6,500,000	—
Deferred compensation	269,000	272,000
Other current liabilities	882,000	44,000
Current portion of capital lease obligations	1,269,000	1,269,000

Total current liabilities	35,797,000	43,558,000
Capitalized lease obligations, less current portion	340,000	915,000
SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 7,960,455 and 6,460,455 shares issued and outstanding at September 30, 2002 and March 31, 2002, respectively	80,000	80,000
Additional paid-in capital	53,126,000	53,126,000
Accumulated other comprehensive loss	(216,000)	(112,000)
Accumulated deficit	(22,756,000)	(26,271,000)

Total shareholders' equity	30,234,000	26,823,000

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$66,371,000	$71,296,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Net sales	$92,861,000	$91,480,000	$44,456,000	$49,229,000
Cost of goods sold	82,822,000	80,521,000	39,598,000	42,851,000

Gross Margin	10,039,000	10,959,000	4,858,000	6,378,000

Operating expenses:
General and administrative	4,179,000	4,246,000	2,030,000	2,204,000
Sales and marketing	572,000	542,000	270,000	262,000
Research and development	284,000	271,000	142,000	158,000

Total operating expenses	5,035,000	5,059,000	2,442,000	2,624,000

Operating income	5,004,000	5,900,000	2,416,000	3,754,000
Interest expense—net	1,488,000	2,191,000	872,000	954,000

Income before provision for income taxes	3,516,000	3,709,000	1,544,000	2,800,000
Provision for income taxes	1,000	1,000	—	—

Net income	$3,515,000	$3,708,000	$1,544,000	$2,800,000

Basic net income per share	$.44	$.57	$.19	$.42

Diluted net income per share	$.41	$.53	$.18	$.40

Weighted average number of shares outstanding
—basic	7,960,455	6,550,619	7,960,455	6,639,803
—diluted	8,589,820	6,990,328	8,542,299	7,014,455

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2002	2001
Cash flows from operating activities:
Net income	$3,515,000	$3,708,000
Adjustments to reconcile net income to net cash used in operating activities
Non-cash charge for compensatory stock warrants issued	—	360,000
Depreciation and amortization	1,212,000	1,446,000
(Increase) decrease in:
Accounts receivable	4,642,000	(12,230,000)
Inventory	3,504,000	1,857,000
Prepaid expenses and other current assets	(723,000)	(216,000)
Other assets	555,000	274,000
Increase (decrease) in:
Accounts payable and accrued expenses	(1,957,000)	5,604,000
Deferred compensation	(3,000)	60,000
Accrued litigation settlement	—	(1,500,000)
Other liabilities	825,000	—

Net cash provided by (used in) operating activities	11,570,000	(637,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(204,000)	(321,000)
Change in short term investments	3,000	42,000

Net cash used in investing activities	(201,000)	(279,000)

Cash flows from financial activities:
Net borrowings (repayments) under line of credit	(6,639,000)	1,323,000
Proceeds from issuance of common stock	—	1,500,000
Payments on capital lease obligation	(575,000)	(492,000)
Deposit from shareholder	—	(1,500,000)

Net cash provided by (used in) financing activities	(7,214,000)	831,000

Effect of exchange rate changes on cash	(91,000)	5,000

NET DECREASE IN CASH AND CASH EQUIVALENTS	4,064,000	(80,000)
CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD	92,000	164,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$4,156,000	$84,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,485,378	$1,601,775
Income taxes	—	$1,000
Non-cash investing and financing activities:
Property acquired under capital lease	—	$103,000
Issuance of common stock	—	$1,500,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2002 and 2001
(Unaudited)

NOTE A—The Company and its Significant Accounting Policies:

        Motorcar Parts & Accessories, Inc., and its subsidiaries (the "Company"), remanufactures and distributes alternators and starters and assembles and distributes spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States, Canada and Mexico. The Company also sells after-market alternators and starters to a major automotive manufacturer.

        The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for its remanufacturing operations. The Company has remanufacturing operations for alternators and starters in California and Malaysia. Assembly operations for spark plug wire sets are performed in California and Malaysia, while purchasing operations are headquartered in Tennessee.

[1]
Principles of consolidation:

  The accompanying consolidated financial statements include accounts of the Company and its wholly owned subsidiaries MVR Ltd. Pte. and Unijoh Ltd. Pte. All significant inter-company accounts and transactions have been eliminated in consolidation.

[2]
Basis of presentation:

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

[3]
Basis of presentation:

  In June 2001, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement requires that a liability for a cost associated with and exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

NOTE B—Accounts Receivable

	September 30, 2002	March 31, 2002
	(Unaudited)
Account Receivable	$19,282,000	$22,398,000
Less Allowance for bad debts	(190,000)	(326,000)
Customer Allowances	(2,302,000)	(1,493,000)
Return goods authorizations	(3,510,000)	(2,657,000)

Balance at end of period	$13,280,000	$17,922,000

NOTE C—Inventory

        Inventory is comprised of the following:

	September 30, 2002	March 31, 2002
	(Unaudited)
Raw materials and cores	$21,014,000	$23,292,000
Work-in-process	916,000	1,286,000
Finished goods	11,980,000	13,407,000

	33,910,000	37,985,000
Less allowances for excess and obsolete inventory	(3,144,000)	(3,715,000)

	$30,766,000	$34,270,000

NOTE D—Line of Credit and Term Loan

        The Company's credit agreement provides for a revolving line of credit facility of up to $24,750,000 and a $6,500,000 term loan. On June 28, 2002, the Company and the bank agreed to extend the credit agreement to April 30, 2003. Borrowings outstanding under the revolving line of credit bear interest at 6.5%, while the term loan bears interest at 6.75%. On November 7, 2002 the bank decreased its rates to 6% and 6.25% respectively on company's loans. The new agreement calls for a restructuring fee of 3% or $982,500 fully earned, but only $327,500 was paid at the closing on June 28, 2002. The balance of this restructuring fee of $655,000 is deferred until December 15, 2002. If both the term loan and the line of credit facility are fully repaid before December 15, 2002, then the unpaid restructuring fee will be waived. The full amount of the restructuring fee of $982,500 is included in prepaid expense and is being amortized over the extended term of 10 months.

        The term loan provides for principal reduction payments on the 15th of October of $500,000; $750,000 each for November and December of 2002; $1,000,000 in January 2003 and $1,500,000 each for February 2003 through April 2003. In addition, pursuant to the terms specified in this new agreement, both the revolving line of credit and the loan provide a 1.5% per annum commitment for the unused portion, which is payable monthly.

        The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,500,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin to 3.00% and 3.25%, respectively, and the option to apply the default interest rate margin of 4% above the then-prevailing rate until such default is cured. The

Company notified the bank it was in default of certain terms and compliance requirements of its loan agreement, and has obtained a waiver of these defaults from the bank with no adjustments in interest rates.

NOTE E—Net Income Per Share

        Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and assumes that all dilutive potential shares were converted at the beginning of the period. The Company only has common stock outstanding.

        Net income per share data for the three months ended September 30, 2002 and 2001 is as follows (unaudited):

	September 30, 2001	September 30, 2002
Net Income	$1,544,000	$2,800,000

Basic Weighted Average Shares Outstanding	7,960,455	6,639,803

Basic Net Income Per Share	$.19	$.42

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	7,960,455	6,639,803
Dilutive Effect of Stock Options and Warrants	581,844	374,642

Dilutive Weighted Average Shares Outstanding	8,542,299	7,014,445

Diluted Net Income Per Share	$.18	$.40

        Net income per share data for the six months ended September 30, 2002 and 2001 is as follows (unaudited):

	September 30, 2002	September 30, 2001
Net Income	$3,515,000	$3,708,000

Basic Weighted Average Shares Outstanding	7,960,455	6,550,619

Basic Net Income Per Share	$.44	$.57

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	7,960,455	6,550,619
Dilutive Effect of Stock Options and Warrants	629,365	439,709

Dilutive Weighted Average Shares Outstanding	8,589,820	6,990,328

Diluted Net Income Per Share	$.41	$.53

NOTE F—Factoring Agreement

        The Company's liquidity has been positively impacted by an agreement with one of its customer's banks, whereby the Company has the option to sell this customer's receivables to the bank at an agreed upon discount set at the time the receivables are sold. The discount has ranged from 1.05% to 1.28% during 2002, and has allowed the Company to accelerate collection of the customer's receivables aggregating $13,000,000 by an average of 53 days. This agreement is an important factor behind the $4,642,000 decrease in accounts receivable at September 30, 2002 when compared to the accounts receivable balance at March 31, 2002. While this arrangement has reduced the Company's working capital needs, there can be no assurance that this arrangement will continue in the future.

NOTE G—Litigation

        On September 18, 2002, the Securities and Exchange Commission filed a civil suit against the Company and its former chief financial officer, Peter Bromberg, arising out of the SEC's investigation into the Company "s financial statements and reporting practices for fiscal years 1997 and 1998.

        Simultaneously with the filing of the SEC Complaint, the Company agreed to settle the SEC's action without admitting or denying the allegations in the Complaint. Under the terms of the settlement agreement, the Company is subject to a permanent injunction barring the Company from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon the Company in connection with this settlement with the SEC. The SEC's case against Bromberg has not been settled.

        In addition, the United States Attorney's Office for the Central District of California filed criminal charges against Bromberg on September 18, 2002 relating to his alleged role in the actions that form the basis for the SEC's Complaint. Bromberg has entered into a plea agreement with the government with respect to these criminal charges.

        The United States Attorney's Office has informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC's action.

        The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

NOTE H—Income Taxes

        Income tax expense represents the minimum tax due in California. There has been no provision for federal income taxes included for the 6-month periods ended September 30, 2002 and 2001. The Company has a net operating loss carry-forward of approximately $26,248,000. Management believes that the Company's net operating loss carry-forward will offset any anticipated income tax liability attributable to fiscal 2003.

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

        The Company values cores in inventory at the lower of cost or market. Company policy is to reduce the standard cost for cores when purchases of any particular core is greater than 25% of the total number of that particular core on hand. Such values are normally less than the core value credited to customers' accounts when cores are returned to the Company as trade-ins. The difference is charged against cost of sales. For those cores not valued through purchases, the Company determines the market value based on comparisons to current core broker prices. Current core broker prices are determined by researching the core broker market and securing prices for cores from a minimum of three core brokers. Additionally, management reviews core inventory to identify excess quantities and maturing product lines. Core broker prices can fluctuate dramatically based upon the Industry's activity (buying and selling of cores) in the market.

        The Company's customers, from time to time, are allowed stock adjustments when the inventory level of certain product lines exceeds their anticipated levels of sales to their end-user customers. These adjustments are made by the Company's acceptance of these customer's overstocked items into inventory and do not come at any specific time during the year. In addition, these adjustments can have a distorting effect on the financial statements. The Company provides for a monthly allowance of $75,000 to address the anticipated impact of potential stock adjustments. Costs associated with stock adjustments are charged against this allowance account. As of September 30, 2002 and March 31, 2002, the balance in the stock adjustment reserve account was $1,037,000 and $609,000 respectively. This allowance is reviewed quarterly, looking back at a trailing 12-month period and the Company obtains feedback from customers on expected returns, to determine if the accrual is reasonable.

        The Company reserves for potential excess and obsolete inventory based upon historical usage as well as a product's life cycle. This reserve account decreased to $3,144,000 as of September 30, 2002 from $3,715,000 as of March 31, 2002 due to the liquidation of old inventory through scrap sales and management's decision to adjust yields in the remanufacturing process. Management estimates a reserve percentage for the estimated net realizable value of slow moving product based upon the number of years sales on hand. Additionally, management estimates a reserve percentage for the net realizable value of product lines that are reaching their maturity. These estimated reserve percentages could fluctuate dramatically based upon the underlying core broker prices for particular parts and the value of cores to be liquidated in the core market.

Selected Financial Data

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Six Months Ended September 30,		Three Months Ended September 30,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	89.2%	88.0%	89.1%	87.0%

Gross margin	10.8%	12.0%	10.9%	13.0%
General and administrative expenses	4.5%	4.6%	4.6%	4.5%
Sales and marketing expenses	0.6%	0.6%	0.6%	0.6%
Research and development expenses	0.3%	0.3%	0.3%	0.3%

Operating income	5.4%	6.5%	5.4%	7.6%
Interest expense—net of interest income	1.6%	2.4%	1.9%	1.9%

Net income	3.8%	4.1%	3.5%	5.7%

Six Months Ended September 30, 2002 Compared to Six Months Ended September 30, 2001

        Net sales for the six months ended September 30, 2002 were $92,861,000, an increase of $1,381,000 or 1.5% over the six months ended September 30, 2001. This increase in net sales is due to increased sales to existing customers.

        Cost of goods sold, as a percentage of net sales, increased to 89.2% for the six months ended September 30, 2002 as compared to 88.0% for the six months ended September 30, 2001. This percentage increase is principally attributable to an increase in material costs associated with the mix of products being produced by the Company as well as the effect of declining core broker prices during the period of approximately $775,000. Additionally, there was a decrease of $305,000 in finished goods inventory due to a reduction in the standards for finished goods. The Company also achieved greater manufacturing efficiencies and improved productivity due to the Company's initiation of "lean manufacturing" practices in a number of work cells and a decrease in freight costs.

        General and administrative expenses decreased over the periods by $67,000 or 1.6% to $4,179,000 for the six months ended September 30, 2002 from $4,246,000 for the six months ended September 30, 2001. This decrease is principally the result of decreases in the following areas: bad debt expense of $487,000; salaries and bonuses of $143,000; and general accounting costs of $57,000. These decreases were partially offset by increases in the following areas: legal fees of $300,000; non-interest bank fees of $105,000; and insurance costs of $99,000. As a percentage of sales, general and administrative expenses decreased over the periods to 4.5% from 4.6%.

        Sales and marketing expenses increased over the periods by $30,000 or 5.5% to $572,000 for the six months ended September 30, 2002 from $542,000 for the six months ended September 30, 2001. This increase is the result of an increase in salaries and bonuses of $86,000 and an increase in catalog expenses of $6,000, which were partially offset by reductions in commissions paid of $40,000, advertising expenses of $18,000 and travel expenses of $10,000. As a percentage of sales, sales and marketing expenses remained constant over the periods at 0.6%.

        Research and development expenses increased over the periods by $13,000 or 4.8% to $284,000 for the six months ended September 30, 2002 from $271,000 for the six months ended September 30, 2001. This increase resulted principally from an increase in salaries for additional personnel and was partially offset by a reduction in expenses paid to outside contractors for repairs and maintenance. As a percentage of sales, research and development expenses remained constant at 0.3%.

        For the six months ended September 30, 2002 interest expense net of interest income was $1,488,000. This represents a decrease of $703,000 or 32.1% over net interest expense of $2,191,000 for the six months ended September 30, 2001. Of this decrease, $360,000 is the result of a charge to interest expense made during the six months ended September 30, 2001 in connection with the re-pricing of 400,000 warrants previously issued to the bank and $652,000 is principally the result of lower interest rates and lower outstanding loan balance(s), offset by a net increase of $309,000 in loan fee amortization. Interest expense was comprised principally of interest on the Company's revolving line of credit facility, term loan, customer vendor program and capital leases.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Net sales for the three months ended September 30, 2002 were $44,456,000, a decrease of $4,773,000 or 9.7% over the three months ended September 30, 2001. This decrease is due to lower than expected sales to three of the Company's customers.

        Cost of goods sold, as a percentage of net sales, increased to 89.1% for the three months ended September 30, 2002 as compared to 87.0% for the three months ended September 30, 2001. This percentage increase is principally attributable to an increase in material costs associated with the mix of products being produced by the Company as well as the effect of declining core broker prices on cores during the period of approximately $775,000, partially offset by greater manufacturing efficiencies and improved productivity due to the Company's initiation of "lean manufacturing" practices in a number of work cells and a decrease in freight costs.

        General and administrative expenses decreased over the periods by $174,000 or 7.9% to $2,030,000 for the three months ended September 30, 2002 from $2,204,000 for the three months ended September 30, 2001. This decrease is principally the result of decreases in the following areas: bad debt expense of $235,000; salaries and bonuses of $295,000; and general accounting costs of $16,000. These decreases were partially offset by increases in the following areas: legal fees of $232,000; non-interest bank fees of $37,000; and insurance costs of $66,000. As a percentage of sales, these expenses increased to 4.6% from 4.5%.

        Sales and marketing expenses increased over the periods by $8,000 or 3.1% to $270,000 for the three months ended September 30, 2002 from $262,000 for the three months ended September 30, 2001. This increase resulted principally from an increase in salaries and bonuses of $39,000, which was partially offset by a decrease in commissions paid of $32,000. As a percentage of sales, these expenses remained constant at 0.6%.

        Research and development expenses decreased over the periods by $16,000 or 10.1% to $142,000 for the three months ended September 30, 2002 from $158,000 for the three months ended September 30, 2001. This decrease resulted principally from a reduction in supplies of $11,000 and a decrease in expenses paid to outside contractors for repairs and maintenance of $9,000, which were partially offset by an increase in salaries paid for new personnel of $7,000. As a percentage of sales, research and development expenses remained constant at 0.3%.

        For the three months ended September 30, 2002 interest expense net of interest income was $872,000. This represents a decrease of $82,000 or 8.6% over net interest expense of $954,000 for the three months ended September 30, 2001. Of this decrease, $314,000 is the result of lower interest rates and lower outstanding loan balance(s), offset by a net increase of $232,000 in loan fee amortization.

Interest expense was comprised principally of interest on the Company's revolving credit facility, term loan, customer vendor program and capital leases.

Liquidity and Capital Resources

        The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. The Company currently has available bank debt of $31,250,000 under two separate credit facilities—a revolving line of credit facility of up to $24,750,000 and a $6,500,000 term loan. At September 30, 2002, $9,860,000 was available under the bank credit facility. Of this amount, $1,384,300 is reserved due to the issuance of standby letters of credit for Worker's Compensation insurance. The interest rate for these two facilities is 1.75% and 2.00%, respectively, above the bank's prime rate of lending, which was 4.75% on September 30, 2002; however, on November 7, 2002 the bank's prime rate was reduced to 4.25%. Each quarter, the spreads above the bank's prime rate can be reduced to (maintained at) 1.75% and 2.00%, respectively, and increased to 2.50% and 2.75%, respectively, depending upon changes in the ratio of the Company's funded debt to cash flow. On September 30, 2002, the interest rates for the line of credit facility and the term loan were 6.50% and 6.75%, respectively. As of November 13, 2002 the interest rate for the Company's credit facility and term loan were reduced to 6.00% and 6.25%, respectively.

        On June 28, 2002, the Company and the bank agreed to extend the credit agreement to April 30, 2003. The new agreement calls for a restructuring fee of 3% or $982,500 fully earned, but only $327,500 was paid at the closing on June 28, 2002. The balance of this restructuring fee of $655,000 is deferred until December 15, 2002. If both the term loan of $6,500,000 and the line of credit facility of $24,750,000 are fully repaid before December 15, 2002, then the unpaid restructuring fee of $655,000 will be waived. The term loan provides for principal reduction payments on the 15th of October of $500,000; $750,000 each for November and December of 2002; $1,000,000 in January 2003 and $1,500,000 each for February 2003 through April 2003. In addition, pursuant to the terms specified in this new agreement, both loans provide a 1.5% per annum commitment for the unused portion, which is payable monthly.

        The bank loan agreement includes various financial conditions, including minimum levels of monthly and 12-month cash flow, monthly net operating income (and maximum levels of any net operating loss), tangible net worth and gross sales, and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures in excess of $1,500,000 in any 12-month period. If the Company is in default with any of its financial reporting obligations, the bank has the option of increasing the applicable line of credit margin and the applicable term loan margin to 3.00% and 3.25%, respectively, and the option to apply the default interest rate margin of 4% above the then-prevailing rate until such default is cured. The Company notified the bank that it was in default of certain terms and compliance requirements of its loan agreement, and has obtained a waiver of these defaults from the bank with no adjustment of interest rates.

        The Company's liquidity has been positively impacted by an agreement with one of its customer's banks, whereby the Company has the option to sell this customer's receivables to the bank, at an agreed upon discount set at the time the receivables are sold. The discount has ranged from 1.05% to 1.28% during 2002, and has allowed the Company to accelerate collection of the customer's receivables aggregating $13,000,000 by an average of 53 days. This agreement is an important factor behind the $4,642,000 decrease in accounts receivable at September 30, 2002 when compared to the accounts receivable balance at March 31, 2002. While this arrangement has reduced the Company's working capital needs, there can be no assurance that this arrangement will continue in the future.

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

Customer Concentration

        The Company is substantially dependent upon sales to five major customers. During the six months ended September 30, 2002 sales to these five customers constituted approximately 99.25% of the Company's total sales. During the same period in fiscal 2001, sales to the Company's top five customers totaled approximately 99.0% of the Company's total sales. Any meaningful reduction in the level of sales to any of these customers or the loss of a customer could have a materially adverse impact upon the Company. In addition, the concentration of the Company's sales and the competitive environment in which the Company operates has increasingly limited the Company's ability to negotiate favorable prices for its products.

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

        The following table presents the weighted-average interest rates expected on the Company's existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date (As of September 30, 2002)

	Fiscal 2003	Fiscal 2004
	(Dollars in Thousands)
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility	$24,750	$24,750
Interest Rate	Prime + 1.75%*	Prime + 1.75%*
Term Loan	$6,500
Interest Rate	Prime + 2.00%*

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

Item 4. Controls and Procedures

        Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

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

  99.1
  Certification of Chief Executive Officer

  99.2
  Certification of Chief Financial Officer

  (b)
  Reports on Form 8-K:

    On August 20, 2002, the Company filed a current report on Form 8-K announcing its first quarter earnings.

    On September 4, 2002, the Company filed a current report on Form 8-K announcing a tentative settlement in connection with the SEC's investigation into the Company's financial statements and reporting practices for fiscal years 1997 and 1998.

    On September 19, 2002, the Company filed a current report on Form 8-K, announcing a settlement with the SEC in connection with the SEC's investigation into the Company's financial statements and reporting practices for fiscal 1997 and 1998.

    On October 10, 2002, the Company filed a current report on Form 8-K announcing the appointment of two new directors to the Company's Board of Directors.

Item 4. Controls and Procedures

        As further discussed in Note E to the financial statements, on September 18, 2002, the Company settled an SEC action against the Company arising out of the SEC's investigation into the Company's financial statements and reporting practices for fiscal years 1997 and 1998. No monetary fine or penalty was imposed upon the Company in connection with this settlement.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS & ACCESSORIES, INC.

Dated: November 13, 2002	By:	/s/ CHARLES W. YEAGLEY Charles W. Yeagley Chief Financial Officer

CERTIFICATIONS

        I, Anthony Souza, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Motorcar Parts & Accessories, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ ANTHONY SOUZA Anthony Souza Chief Executive Officer

CERTIFICATIONS

        I, Charles Yeagley, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of Motorcar Parts & Accessories, Inc.;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a.    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b.    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c.    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a.    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b.    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ CHARLES W. YEAGLEY Charles W. Yeagley Chief Financial Officer

QuickLinks

FORM 10-Q
MOTORCAR PARTS & ACCESSORIES INDEX
PART I—FINANCIAL INFORMATION
Consolidated Balance Sheets
Consolidated Statements of Operations (Unaudited)
Consolidated Statement of Cash Flows (Unaudited)
MOTORCAR PARTS & ACCESSORIES, INC. Condensed Notes to Consolidated Financial Statements September 30, 2002 and 2001 (Unaudited)
  NOTE A—The Company and its Significant Accounting Policies
  NOTE B—Accounts Receivable
  NOTE C—Inventory
  NOTE D—Line of Credit and Term Loan
  NOTE E—Net Income Per Share
  NOTE F—Factoring Agreement
  NOTE G—Litigation
  NOTE H—Income Taxes
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 6. Exhibits and Reports on Form 8-K
  Item 4. Controls and Procedures
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS