Form 10-Q/A
period 2002-09-30
MOTORCAR PARTS & ACCESSORIES INC
filed 2002-11-19
CIK 918251

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

MOTORCAR PARTS & ACCESSORIES

INDEX

PART I—FINANCIAL INFORMATION

		Page
PART I—FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2002 (unaudited) and March 31, 2002	3
	Consolidated Statement of Operations (unaudited) for the three and six month periods ended September 30, 2002 and 2001	4
	Consolidated Statements of Cash Flows (unaudited) for the six month periods Ended September 30, 2002 and 2001	5
	Condensed Notes to Consolidated Financial Statements (unaudited)	6
PART II—OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	10
Signatures		11

        This Amendment to Form 10-Q is being filed to amend Note E. The table heading for the net income per share data for the three months ended September 30, 2002 and 2001 were reversed due to a printer's error.

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

PART II—OTHER INFORMATION

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

MOTORCAR PARTS & ACCESSORIES, INC.

Dated: November 18, 2002	By:	/s/ CHARLES W. YEAGLEY Charles W. Yeagley Chief Financial Officer

CERTIFICATIONS

        I, Anthony Souza, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of Motorcar Parts & Accessories, Inc.;

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

Date: November 18, 2002	/s/ ANTHONY SOUZA Anthony Souza Chief Executive Officer

CERTIFICATIONS

        I, Charles Yeagley, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q/A of Motorcar Parts & Accessories, Inc.;

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

Date: November 18, 2002	/s/ CHARLES W. YEAGLEY Charles W. Yeagley Chief Financial Officer

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
  NOTE C—Inventory
  NOTE D—Line of Credit and Term Loan
  NOTE E—Net Income Per Share
  NOTE F—Factoring Agreement
  NOTE G—Litigation
  NOTE H—Income Taxes
PART II—OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS