Form 10-Q
period 2002-12-31
MOTORCAR PARTS & ACCESSORIES INC
filed 2003-02-14
CIK 918251

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒        No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act). Yes ☐        No ☒

        There were 7,960,455 shares of Common Stock outstanding at February 10, 2003.

MOTORCAR PARTS & ACCESSORIES

INDEX
PART I—FINANCIAL INFORMATION

MOTORCAR PARTS & ACCESSORIES, INC.

Consolidated Balance Sheets

	December 31, 2002	March 31, 2002
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$457,000	$92,000
Short term investments	311,000	272,000
Accounts receivable—net	13,092,000	17,922,000
Inventory—net	28,519,000	34,270,000
Prepaid expenses and other current assets	432,000	406,000

Total current assets	42,811,000	52,962,000
Plant and equipment—net	5,497,000	6,943,000
Deferred tax asset	6,250,000	6,250,000
Income tax refund receivable	63,000	3,409,000
Other assets	1,140,000	1,732,000

TOTAL ASSETS	$55,761,000	$71,296,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$7,020,000	$11,150,000
Accrued liabilities	2,580,000	2,794,000
Line of credit	10,782,000	28,029,000
Deferred compensation	311,000	272,000
Other current liabilities	282,000	44,000
Current portion of capital lease obligations	1,024,000	1,269,000

Total current liabilities	21,999,000	43,558,000
Capital lease obligations, less current portion	309,000	915,000
SHAREHOLDERS' EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 7,960,455 shares issued and outstanding at December 31, 2002 and March 31, 2002, respectively	80,000	80,000
Additional paid-in capital	53,126,000	53,126,000
Accumulated other comprehensive loss	(220,000)	(112,000)
Accumulated deficit	(19,533,000)	(26,271,000)

Total shareholders' equity	33,453,000	26,823,000

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$55,761,000	$71,296,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001
Net sales	$132,976,000	$130,317,000	$40,115,000	$38,837,000
Cost of goods sold	117,743,000	115,607,000	34,921,000	35,084,000

Gross Margin	15,233,000	14,710,000	5,194,000	3,753,000

Operating expenses:
General and administrative	6,704,000	5,554,000	2,525,000	1,251,000
Sales and marketing	857,000	810,000	285,000	268,000
Research and development	411,000	399,000	127,000	128,000

Total operating expenses	7,972,000	6,763,000	2,937,000	1,647,000

Operating income	7,261,000	7,947,000	2,257,000	2,106,000
Net interest expense (income)	1,218,000	2,939,000	(270,000)	806,000

Income before income tax benefit	6,043,000	5,008,000	2,527,000	1,300,000
Income tax benefit	695,000	—	695,000	—

Net income	$6,738,000	$5,008,000	$3,222,000	$1,300,000

Basic net income per share	$.85	$.71	$.40	$.16

Diluted net income per share	$.79	$.67	$.38	$.15

Weighted average number of shares outstanding
—basic	7,960,455	7,022,273	7,960,455	7,960,455
—diluted	8,561,875	7,490,629	8,454,600	8,460,078

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income	$6,738,000	$5,008,000
Adjustments to reconcile net income to net cash used in operating activities
Non-cash charge for compensatory stock warrants issued	—	360,000
Depreciation and amortization	1,790,000	2,180,000
(Increase) decrease in:
Accounts receivable	4,830,000	(12,147,000)
Inventory	5,751,000	336,000
Prepaid expenses and other current assets	(26,000)	251,000
Income tax refund receivable	3,346,000	—
Other assets	592,000	34,000
Increase (decrease) in:
Accounts payable and accrued expenses	(4,344,000)	3,838,000
Deferred compensation	39,000	24,000
Accrued litigation settlement	—	(1,500,000)
Other liabilities	238,000	—

Net cash provided by (used in) operating activities	18,954,000	(1,616,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(344,000)	(662,000)
Change in short term investments	(39,000)	(18,000)

Net cash used in investing activities	(383,000)	(680,000)

Cash flows from financing activities:
Net (repayments) borrowings under prior line of credit	(28,029,000)	3,068,000
Borrowings under new line of credit	10,782,000	—
Proceeds from issuance of common stock	—	1,500,000
Payments on capital lease obligation	(851,000)	(801,000)
Deposit from shareholder	—	(1,500,000)

Net cash provided by (used in) financing activities	(18,098,000)	2,267,000

Effect of exchange rate changes on cash	(108,000)	(1,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	365,000	(30,000)
CASH AND CASH EQUIVALENTS—BEGINNING OF PERIOD	92,000	164,000

CASH AND CASH EQUIVALENTS—END OF PERIOD	$457,000	$134,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,205,000	$3,106,000
Income taxes	$32,000	$1,000
Non-cash investing and financing activities:
Property acquired under capital lease	—	$103,000
Issuance of common stock	—	1,500,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Condensed Notes to Consolidated Financial Statements
December 31, 2002 and 2001
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

[2]
Basis of presentation:

  The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended December 31, 2002 are not necessarily indicative of the results that may be expected for the year ending March 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended March 31, 2002.

[3]
New accounting pronouncements:

  In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses accounting and reporting costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This statement requires that a liability for a cost associated with an exit or disposal activity shall be recognized and measured initially at its fair value in the period that the liability is incurred. This statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of SFAS 146 will have a significant impact on its financial statements.

NOTE B—Accounts Receivable

	December 31, 2002	March 31, 2002
	(Unaudited)
Accounts Receivable	$19,660,000	$22,398,000
Less—allowance for bad debts	(86,000)	(326,000)
—customer allowances	(2,476,000)	(1,493,000)
—return goods authorizations	(4,006,000)	(2,657,000)

Balance at end of period	$13,092,000	$17,922,000

NOTE C—Inventory

        Inventory is comprised of the following:

	December 31, 2002	March 31, 2002
	(Unaudited)
Raw materials and cores	$20,881,000	$23,292,000
Work-in-process	691,000	1,286,000
Finished goods	10,146,000	13,407,000

	31,718,000	37,985,000
Less allowances for excess and obsolete inventory	(3,199,000)	(3,715,000)

	$28,519,000	$34,270,000

NOTE D—Credit Facility / Line of Credit

        On December 20, 2002, the Company replaced its $24,750,000 revolving line of credit and its $6,500,000 term loan with a new source of credit. Under the terms of the new loan agreement, the Company can borrow up to the lesser of (i) $25,000,000 or (ii) its borrowing base, which consists of 75% of the Company's qualified accounts receivable plus up to $10,000,000 of qualifying inventory. A portion of the funds from this new credit facility was used to pay in full the previous revolving line of credit and term loan. The Company paid the lender a loan origination fee of $125,000. Pursuant to an earlier understanding, the Company's previous lender waived restructuring fees in the amount of $655,000 which were incurred in connection with an earlier restructuring of the Company's prior lending arrangement and which were to be paid if the Company did not secure a new lending source by December 31, 2002. The unamortized balance resulted in a reduction of $208,000 in interest expense during the three months ended December 31, 2002.

        At December 31, 2002 the Company's borrowing base was $17,283,000, and the Company had borrowed $10,782,000 of this amount and reserved an additional $1,171,000 in connection with the issuance of standby letters of credit for worker's compensation insurance. As such, the Company had availability under its line of credit facility of $5,330,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds rate plus 1/2 of 1% or the bank's prime rate, in each case adjusted by a margin of between -.25% and .25% that fluctuates based upon the Company's cash flow coverage ratio or (ii) LIBOR or IBOR, as adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon the Company's cash flow coverage ratio. At December 31, 2002, $5,000,000 of the Company's available credit facility was calculated based upon the six-month LIBOR + 2.50% and $5,782,000 was calculated based upon the bank's prime rate + .25%. On December 31, 2002 LIBOR was 1.75% while the bank's prime rate was 4.25%; therefore, the Company's interest rates for the LIBOR and the prime rate portions of the credit facility were 4.25% and 4.50%, respectively. As of January 28, 2003 the interest rates for both portions of the credit facility remained unchanged.

        The bank loan agreement includes various financial covenants, including minimum levels of tangible net worth, cash flow coverage and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and a limit on capital expenditures and loans to officers and/or affiliates. In addition, the Company has agreed to pay a fee on any difference between the Commitment and the outstanding amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period. The fee is equal to 0.25% per year.

        This new line of credit facility expires on December 30, 2005.

        A copy of the loan agreement and security agreement entered into in connection with the Company's new credit facility are attached to this Form 10-Q as Exhibits 10.40 and 10.41, respectively.

NOTE E—Net Income Per Share

        Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and assumes that all potential dilutive shares were converted at the beginning of the period.

        Net income per share data for the three months ended December 31, 2002 and 2001 is as follows (unaudited):

	December 31, 2002	December 31, 2001
Net Income	$3,222,000	$1,300,000

Basic Weighted Average Shares Outstanding	7,960,455	7,960,455

Basic Net Income Per Share	$.40	$.16

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	7,960,455	7,960,455
Dilutive Effect of Stock Options and Warrants	494,145	499,623

Dilutive Weighted Average Shares Outstanding	8,454,600	8,460,078

Diluted Net Income Per Share	$.38	$.15

        Net income per share data for the nine months ended December 31, 2002 and 2001 is as follows (unaudited):

	December 31, 2002	December 31, 2001
Net Income	$6,738,000	$5,008,000

Basic Weighted Average Shares Outstanding	7,960,455	7,022,273

Basic Net Income Per Share	$.85	$.71

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	7,960,455	7,022,273
Dilutive Effect of Stock Options and Warrants	601,420	468,356

Dilutive Weighted Average Shares Outstanding	8,561,875	7,490,629

Diluted Net Income Per Share	$.79	$.67

NOTE F—Factoring Agreement

        The Company's liquidity has been positively impacted by an agreement executed on June 26, 2002 with one of its customer's banks, whereby the Company has the option to sell this customer's receivables to the bank at an agreed upon discount set at the time the receivables are sold. The discount has ranged from 1.02% to 1.28% of receivables sold during 2002. This has allowed the Company to accelerate collection of the customer's receivables aggregating $19,777,000 by an average of 50 days. This agreement is an important factor behind the $4,830,000 decrease in accounts receivable at December 31, 2002 when compared to the accounts receivable balance at March 31, 2002. While this arrangement has reduced the Company's working capital needs, there can be no assurance that this arrangement will continue in the future.

NOTE G—Litigation

        On September 18, 2002, the Securities and Exchange Commission filed a civil suit against the Company and its former chief financial officer, Peter Bromberg, arising out of the SEC's investigation into the Company's financial statements and reporting practices for fiscal years 1997 and 1998. Simultaneously with the filing of the SEC Complaint, the Company agreed to settle the SEC's action without admitting or denying the allegations in the Complaint. Under the terms of the settlement agreement, the Company is subject to a permanent injunction barring the Company from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon the Company in connection with this settlement with the SEC. The SEC's case against Bromberg has not been settled. In addition, the United States Attorney's Office for the Central District of California filed criminal charges against Bromberg on September 18, 2002 relating to his alleged role in the actions that form the basis for the SEC's Complaint. Bromberg has entered into a plea agreement with the government with respect to these criminal charges.

        The United States Attorney's Office has informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint. The U.S. Attorney's Office is, however, continuing its investigation into the events involved in the SEC's Complaint. The Company has been informed that the U.S. Attorney's Office has named Richard Marks as a target of its investigation. During the 1997 and 1998 periods under investigation, Mr. Marks served as the Company's President and COO. Mr. Marks is currently an advisor to the Company's Chief Executive Officer and Board of Directors.

        The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

NOTE H—Income Taxes/Benefits

        In the third quarter ended December 31, 2002, the Company received income tax refunds of $4,073,000. Of this amount, $727,000 is the result of the federal tax refund being greater than previously anticipated. This refund was the direct result of the conclusion of an Internal Revenue Service examination and the passing of the Job Creation and Work Assistance Act of 2002, by Congress and enacted into Law on March 9, 2002. One of the provisions of this Act extended the carry-back period for five years resulting from losses arising in years ending 2001. There is no provision for Federal Income Taxes, since the Company has a net operating loss carry-forward of approximately $26,730,370. Management believes that the Company's net operating loss carry-forward will offset any anticipated income tax liability attributable to fiscal 2003. The Company has recognized State Income Tax Expense of $32,000 in these financial statements.

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

        Management believes that the lower of cost or market valuation of inventory, stock adjustments, reserves for excess and obsolete inventory and valuation of deferred tax assets are among the most critical accounting policies that impact its consolidated financial statements.

        The Company values cores in inventory at the lower of cost or market. Company policy is to value cores based upon the last purchase price when purchases of any particular core is greater than 25% of the total number of that particular core on hand. Such values are normally less than the core value credited to customers' accounts when cores are returned to the Company as trade-ins. The difference is charged against cost of sales. For those cores not valued through purchases, the Company determines the market value based on comparisons to current core broker prices. Current core broker prices are determined by researching the core broker market and securing prices for cores from a minimum of three core brokers. Additionally, management reviews core inventory to identify excess quantities and maturing product lines. Core broker prices can fluctuate dramatically based upon the industry's activity (buying and selling of cores) in the market.

        The Company's customers, from time to time, are allowed stock adjustments when their inventory level of certain product lines exceeds their anticipated levels of sales to their end-user customers. These adjustments are made by the Company's acceptance of these customer's overstocked items into inventory and do not come at any specific time during the year. In addition, these adjustments can have a distorting effect on the financial statements. The Company provides a monthly allowance of $75,000 to address the anticipated impact of potential stock adjustments. The establishment of this monthly allowance results in a charge against cost of sales. Costs associated with stock adjustments are charged against this allowance account. As of December 31, 2002 and March 31, 2002, the balance in the stock adjustment reserve account was $1,212,000 and $609,000 respectively. This allowance is reviewed quarterly, looking back at a trailing 12-month period and the Company obtains feedback from customers on expected returns, to determine if the accrual is reasonable.

        The Company reserves for potential excess and obsolete inventory based upon historical usage as well as a product's life cycle. This reserve account decreased to $3,199,000 as of December 31, 2002 from $3,715,000 as of March 31, 2002 due to the liquidation of inventory through scrap sales resulting from management's decision to adjust production yields when comparing the cost of new versus remanufactured component parts. Management establishes an inventory valuation allowance to reflect the estimated net realizable value of slow moving product based upon the number of years sales on hand. Additionally, management estimates a reserve percentage for the net realizable value of product lines that are reaching their maturity. These estimated reserve percentages could fluctuate dramatically based upon the underlying core broker prices for particular parts and the value of cores to be liquidated in the core market.

Selected Financial Data

        The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Nine Months Ended December 31,		Three Months Ended December 31,
	2002	2001	2002	2001
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	88.5%	88.7%	87.1%	90.3%

Gross margin	11.5%	11.3%	12.9%	9.7%
General and administrative expenses	5.0%	4.3%	6.3%	3.2%
Sales and marketing expenses	0.7%	0.6%	0.7%	0.7%
Research and development expenses	0.3%	0.3%	0.3%	0.4%

Operating income	5.5%	6.1%	5.6%	5.4%
Interest expense—net of interest income	..9%	2.3%	(0.7)%	2.1%

Income before income tax benefit	4.6%	3.8%	6.3%	3.3%
Income tax benefit	0.5%	—	1.7%	—

Net income	5.1%	3.8%	8.0%	3.3%

Nine Months Ended December 31, 2002 Compared to Nine Months Ended December 31, 2001

        Net sales for the nine months ended December 31, 2002 were $132,976,000, an increase of $2,659,000 or 2.0% over the nine months ended December 31, 2001. This increase in net sales is due to increased sales to existing customers.

        Cost of goods sold, as a percentage of net sales, remained relatively flat for the nine months ended December 31, 2002. For the nine months ended December 31, 2002, there was a 0.2% decrease to 88.5% as compared to 88.7% for the nine months ended December 31, 2001. This percentage decrease is principally attributable to decreases in: (1) direct labor costs of $855,000 resulting from greater manufacturing efficiencies and improved productivity due to the Company's initiation of "lean manufacturing" practices in a number of work cells; (2) freight costs of $686,000 due to the negotiation of more favorable ocean cargo shipping rates; and (3) an increase in recycling sales of $225,000. These decreases were partially offset by increases in: (1) material costs associated with the mix of products being produced of $1,427,000; and (2) production administration costs of $156,000.

        General and administrative expenses increased over the periods by $1,150,000 or 20.7% to $6,704,000 for the nine months ended December 31, 2002 from $5,554,000 for the nine months ended December 31, 2001. This increase is principally the result of additional expenses as follows: (1) extraordinary legal fees of $779,000 which relates to the indemnification of Company individuals relating to the SEC's and United States Attorney's Office's investigations; (2) salaries and bonuses of $237,000 which were paid to key executives pursuant to their respective employment agreements; (3) insurance and benefit cost increases of $188,000; (4) directors' fees of $165,000 which is the result of adding two new members to the Company's board and a change to the consulting agreement of one of the Company's board members; (5) bank fees of $134,000 which were paid to the Company's former lender; and (6) investment banker fees of $108,000 which were incurred in connection with an evaluation of the Company's strategic options. These increases were partially offset by decreases in the following areas: (1) bad debt reserve of $471,000 and (2) computer supplies and services of $80,000. As a percentage of sales, general and administrative expenses increased over the periods to 5.0% from 4.3%.

        Sales and marketing expenses increased over the periods by $47,000 or 5.8% to $857,000 for the nine months ended December 31, 2002 from $810,000 for the nine months ended December 31, 2001. This increase is the result of increases in: (1) salaries and bonuses of $107,000 which were paid to key sales executives as the result of increased profits; (2) catalog and trade show expenses of $4,000; and (3) benefits and insurance costs of $9,000. These increases were partially offset by reductions in: (1) hourly wages of $49,000; (2) commissions paid of $41,000; (3) advertising expenses of $26,000 and (4) travel expenses of $16,000. As a percentage of sales, sales and marketing expenses increased by 0.1% to 0.7% for the period ending December 31, 2002 as compared to 0.6% for the same period a year earlier.

        Research and development expenses increased over the periods by $12,000 or 3.0% to $411,000 for the nine months ended December 31, 2002 from $399,000 for the nine months ended December 31, 2001. This increase resulted principally from an increase in salaries for additional personnel and was partially offset by a reduction in expenses paid to outside contractors for repairs and maintenance. As a percentage of sales, research and development expenses remained constant at 0.3%.

        For the nine months ended December 31, 2002, interest expense net of interest income was $1,218,000. This represents a decrease of $1,721,000 or 58.6% from net interest expense of $2,939,000 for the nine months ended December 31, 2001. Of this decrease, $360,000 is the result of a one-time charge to interest expense made during the nine months ended December 31, 2001 in connection with the re-pricing of 400,000 warrants previously issued to the bank, $208,000 represents the unamortized restructuring fee waived by the Company's prior lender as a result of the new credit arrangement put in place on December 20, 2002 and $525,000 is principally the result of lower interest rates and lower outstanding loan balance(s) in 2002. In addition, the Company realized an increase of interest income of $628,000, principally due to interest income paid by the Internal Revenue Service and the California Franchise Tax Board related to tax refunds received during quarter ended December 31, 2002. Interest expense was comprised principally of interest on the Company's revolving line of credit facility, term loan, customer vendor program and capital leases.

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

        Net sales for the three months ended December 31, 2002 were $40,115,000, an increase of $1,278,000 or 3.3% over the three months ended December 31, 2001. This increase in net sales is the result of increased sales to existing customers.

        Cost of goods sold, as a percentage of net sales, decreased to 87.1% for the three months ended December 31, 2002 as compared to 90.3% for the three months ended December 31, 2001. This percentage decrease is principally attributable to decreases in: (1) direct labor costs of $474,000 resulting from greater manufacturing efficiencies and improved productivity due to the Company's initiation of "lean manufacturing" practices in a number of work cells; (2) indirect labor costs of $178,000 attributable to "lean" practices; and (3) freight costs of $194,000 due to the negotiation of more favorable ocean cargo shipping rates. These decreases were partially offset by an increase in material costs of $281,000 associated with the mix of products being produced by the Company.

        General and administrative expenses increased over the periods by $1,274,000 or 101.8% to $2,525,000 for the three months ended December 31, 2002 from $1,251,000 for the three months ended December 31, 2001. This increase is principally the result of additional expenses as follows: (1) extraordinary legal fees of $334,000 which relates to the indemnification of Company individuals relating to the SEC's and the United States Attorney's Office's investigations; (2) salaries and bonuses of $265,000 which were paid to key executives pursuant to their respective employment agreements;

(3) directors' fees of $137,000 which is the result of adding two new members to the Company's board and a change to the consulting agreement of one of the Company's board members; (4) investment banker fees of $108,000 which were incurred in connection with an evaluation of the Company's strategic options; (5) insurance and benefit costs of $70,000; (6) bank fees of $30,000 which were paid to the Company's former lender; (7) various service fees of $17,000; and (8) bad debt reserve of $16,000. As a percentage of sales, general and administrative expenses increased over the periods to 6.3% from 3.2%.

        Sales and marketing expenses increased over the periods by $17,000 or 6.3% to $285,000 for the three months ended December 31, 2002 from $268,000 for the three months ended December 31, 2001. This increase resulted principally from increases in the following areas: (1) salaries and bonuses of $25,000 which were paid to key sales executives as the result of increased profits; (2) travel expenses of $5,000 and (3) benefit costs of $4,000. These increases were partially offset by decreases in the following areas: (1) advertising and catalog costs of $13,000; and (2) supplies and subscriptions of $14,000. As a percentage of sales, these expenses remained constant at 0.7%.

        Research and development expenses remained relatively flat for the three months ended December 31, 2002 as compared to the three months ended December 31, 2001.

        For the three months ended December 31, 2002 interest income was greater than interest expense by $270,000. This compares to net interest expense of $806,000 for the three months ended December 31, 2001. Of this difference, $208,000 represents the unamortized restructuring fee waived by the Company's prior lender as a result of the new credit arrangement put in place on December 20, 2002, $262,000 is the result of lower interest rates and lower outstanding loan balance(s) and $606,000 resulted from an increase in interest income, principally due to interest income paid by the Internal Revenue Service and the California Franchise Tax Board related to Tax Refunds received during this period. Interest expense was comprised principally of interest on the Company's revolving line of credit facility, term loan, customer vendor program and capital leases.

Liquidity and Capital Resources

        The Company has financed its working capital needs through the use of its bank credit facility and through cash flow generated from operations.

        On December 20, 2002, the Company replaced its then existing $24,750,000 revolving line of credit and its $6,500,000 term loan with a new line of credit. Under the terms of the loan agreement, the Company can borrow up to the lesser of (i) $25,000,000 or (ii) its borrowing base, which consists of 75% of the Company's qualified accounts receivable plus up to $10,000,000 of qualifying inventory. A portion of the funds from this new loan was used to pay in full the previous revolving line of credit and term loan. The Company paid the new lender a loan origination fee of $125,000. Pursuant to an earlier understanding the Company's previous lender waived restructuring fees in the amount of $655,000 which were incurred in connection with an earlier restructuring of the Company's prior lending arrangement and which were to be paid if the Company did not secure a new lending source by December 31, 2002.

        At December 31, 2002 the Company's borrowing base was $17,283,000, and the Company had borrowed $10,782,000 of this amount and reserved an additional $1,171,000 in connection with the issuance of standby letters of credit for worker's compensation insurance. As such, the Company had availability under its line of credit of $5,330,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds rate plus 1/2 of 1% or the bank's prime rate, in each case adjusted by a margin of between -.25% and ..25% that fluctuates based upon the Company's cash flow coverage ratio or (ii) LIBOR or IBOR, as adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon the Company's cash flow coverage ratio. At December 31, 2002, $5,000,000 of the Company's available credit facility was calculated based upon the six-month LIBOR + 2.50% and $5,782,000 was calculated based upon the bank's prime rate + .25%. On December 31, 2002 LIBOR was 1.75% while the bank's prime rate was 4.25%; therefore, the Company's interest rates for the LIBOR and the prime rate portions of the credit facility were 4.25% and 4.50%, respectively. As of January 28, 2003 the interest rates for both portions of the credit facility remained unchanged.

        The bank loan agreement includes various financial conditions, including minimum levels of tangible net worth, cash flow coverage and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, pursuant to the terms specified in this new loan agreement the Company agrees to pay a fee of .25% per year on any difference between the Commitment and the outstanding amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period.    The fee is equal to .25% per year.

        The Company's liquidity has been positively impacted by an agreement executed on June 26, 2002 with one of its customer's banks, whereby the Company has the option to sell this customer's receivables to the bank, at an agreed upon discount set at the time the receivables are sold. The discount has ranged from 1.05% to 1.28% during 2002, and has allowed the Company to accelerate collection of the customer's receivables aggregating $13,000,000 by an average of 53 days. This agreement is an important factor behind the $5,751,000 decrease in accounts receivable at December 31, 2002 when compared to the accounts receivable balance at March 31, 2002. While this arrangement has reduced the Company's working capital needs, there can be no assurance that this arrangement will continue in the future.

Customer Concentration

        For the nine months ended December 31, 2002, the Company was substantially dependent upon sales to three major customers. During this period (third quarter FY 2003), sales to these three customers constituted approximately 91% of the Company's total sales. During the same period in fiscal 2002, sales to the Company's top three customers totaled approximately 85% of the Company's total sales. Any meaningful reduction in the level of sales to any of these customers or the loss of one of these customers could have a materially adverse impact on the Company. In addition, the concentration of the Company's sales and the competitive environment in which the Company operates has increasingly limited the Company's ability to negotiate favorable prices and terms for its products.

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

        The following table presents the weighted-average interest rates expected on the Company's existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date (As of December 31, 2002)

	Fiscal 2003	Fiscal 2004
	(Dollars in Thousands)
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility	$25,000	$25,000
Interest Rate	Prime + .25%*	Prime + .25%*

*
As noted in the discussion under the caption "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources", the spread above the bank's prime rate can increase or decrease depending upon changes in the ratio of the Company's funded debt to cash flow. Under its credit agreement, the Company may also borrow funds at a rate that is tied to LIBOR or IBOR, plus a margin of between 2.00% and 2.50% that fluctuates depending upon changes in the ratio of the Company's funded debt to cash flow.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

        This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, the increasing pressure from customers for more favorable pricing and payment terms, changes in the Company's relationship with any of its customers, the Company's failure to meet the financial covenants or the other obligations set forth in its bank credit agreement and the bank's refusal to waive any such defaults, the Company's ability to refinance its bank debt at maturity, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs associated with and the anticipated savings from the Company's consolidation of facilities, the uncertainty of the government investigations into certain former officers and employees of the Company and other factors discussed herein and in the Company's other filings with the Securities and Exchange Commission.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings

        See Item 1. Note G to the Consolidated Financial Statements included in Item 1 of Part I and incorporated by reference to this Item 1 of Part II.

Item 5. Other Information

        In February, 2003, Anthony Souza, the Company's President and Chief Executive Officer informed the Company's Board of Directors that he would resign as the Company's President and Chief Executive Officer and member of the Company's Board of Director's effective February 14, 2003. The Company and Mr. Souza have agreed that Mr. Souza will receive the compensation he is entitled to under his current employment agreement through June 1, 2003, its expiration date, and will be a consultant to the Company during this period. In addition, Mr. Souza shall remain as a consultant to the Company for a one-year period beginning June 1, 2003 and will be paid a fee of $15,000 per month during that year.

        The Board of Directors has appointed Selwyn Joffe, the Company's Chairman, to replace Mr. Souza as Chief Executive Officer, effective February 14, 2003.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits:

10.40	Business Loan Agreement (Receivables and Inventory) dated December 20, 2002, by and between the Company and Bank of America, N.A.
10.41	Security Agreement dated December 20, 2002, by and between the Company and Bank of America, N.A.
99.1	Certification of Chief Executive Officer
99.2	Certification of Chief Financial Officer
  (b)
  Reports on Form 8-K:

          On October 10, 2002, the Company filed a current report on Form 8-K announcing the appointment of two new directors to the Company's Board of Directors

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS & ACCESSORIES, INC.

Dated: February 13, 2003	By:	/s/ Charles W. Yeagley Charles W. Yeagley Chief Financial Officer

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

Date: February 13, 2003	/s/ ANTHONY SOUZA Anthony Souza Chief Executive Officer

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

Date: February 13, 2003	/s/ CHARLES YEAGLEY Charles Yeagley Chief Financial Officer

QuickLinks

MOTORCAR PARTS & ACCESSORIES INDEX PART I—FINANCIAL INFORMATION
MOTORCAR PARTS & ACCESSORIES, INC. Consolidated Balance Sheets
MOTORCAR PARTS & ACCESSORIES, INC. Consolidated Statements of Operations (Unaudited)
MOTORCAR PARTS & ACCESSORIES, INC. Consolidated Statement of Cash Flows (Unaudited)
MOTORCAR PARTS & ACCESSORIES, INC. Condensed Notes to Consolidated Financial Statements December 31, 2002 and 2001 (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II—OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
CERTIFICATIONS