Form 10-K
period 2003-03-31
MOTORCAR PARTS & ACCESSORIES INC
filed 2003-06-30
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No.  0-23538

MOTORCAR PARTS & ACCESSORIES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (310) 212-7910

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes  No X

The aggregate market value, calculated on the basis of the average bid and asked prices of such stock on the Internet Billboard, of Common Stock held by non-affiliates of the Registrant as of September 30, 2002 was approximately $14,229,205.

There were 7,960,455 shares of Common Stock outstanding at June 25, 2003.

PART I
PART II
PART III
PART IV
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
EXHIBIT 10.42
EXHIBIT 10.43
EXHIBIT 10.44
EXHIBIT 10.45
EXHIBIT 10.46
EXHIBIT 10.47
EXHIBIT 10.48
EXHIBIT 99.1
EXHIBIT 99.2

MOTORCAR PARTS & ACCESSORIES, INC.

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” and “our” refer to Motorcar Parts & Accessories, Inc. and its subsidiaries. This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in any forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth under “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K generally.

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. We are in the process of making our SEC filings available on our website (www.mpaa-inc.com) which we hope to accomplish by September 2003. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.

Item 1.	Business

General

     Motorcar Parts & Accessories, Inc. is a leading remanufacturer of replacement alternators and starters for imported and domestic cars and light trucks. These vehicles, which are manufactured both in the United States and overseas, include many of the most recognizable brands from companies such as General Motors, Ford, Chrysler, Toyota, Honda, Nissan, Mazda, and Volkswagen. Our company also assembles and distributes starter ignition wire sets for imported and domestic cars and light trucks.

     Our products are sold throughout the United States to some of the nation’s largest chains of retail automotive stores, including AutoZone, CSK Automotive, and O’Reilly Automotive. The Company also supplies remanufactured alternators and starters to General Motors. These General Motors units are sold through their Service Parts Operation, which includes distribution throughout the United States and Canada. Our marketing and sales efforts have been principally geared toward automotive chain stores as well as General Motors’ Service Parts Operation. We believe that chain stores represent the fastest growing segment of the automotive after-market industry, which is consistent with our existing targeted customers. During fiscal 2003, 2002 and 2001, approximately 99%, 97% and 97% respectively, of the Company’s sales were to automotive chain stores, which is comprised of approximately 5,500 stores, and the General Motors distribution network. The balance of sales went primarily to warehouse distributors and smaller retail chains.

     Presently, we believe that automotive retail chains control approximately 40% of the automotive after-market for alternators and starters. Of the remaining 60%, 52% is controlled by traditional warehouse distributors and organized buying groups, mostly focused on the professional installer market. We believe we are well-positioned to penetrate this segment of the market through our affiliation with General Motors’ Service Parts Operation which is currently supplying a portion of this market, and through other channels. In addition, we see potential growth through the efforts made by our existing retail chain store customers in the professional installer marketplace who are pursuing this market by providing products directly to these professionals.

The Automotive After-market Industry

     The automotive after-market for alternators and starters has grown in recent years. Management believes that this growth has resulted from, among other trends, (1) the increased number of vehicles in use, (2) the increased number of miles driven each year and (3) the growth of vehicles at their prime repair age of seven years and older. Based upon market information it has reviewed, management believes the average age of vehicles in operation in the United States is 9.1 years.

     Two distinct groups of end-users buy replacement automotive parts: (1) individual “do-it-yourself” [DIY] consumers; and (2) professional “do-it-for-me” [DIFM] installers. The individual consumer market is typically supplied through retailers and retail arms of warehouse distributors. Automotive repair shops generally purchase parts through local independent parts wholesalers, through national warehouse distributors and, at a growing rate, through commercial account programs with automotive parts retailers aimed at servicing the professional “DIFM” installers. We believe we are well-positioned for potential growth in both the DIY market through increased sales to our existing retail chain store customers and the DIFM market through the efforts of automotive parts retailers to expand their sales to professional installers.

     The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. To respond to this market development, we have increased the number of items we carry.

     The technology used in our products, particularly alternators, has become more advanced in response to the installation in vehicles of an increasing number of electrical components such as cellular telephones, power windows and mirrors, heated rear windows and seats, air conditioning equipment, high-powered radio and stereo systems and audio/visual equipment. As a result of this increased electrical demand, alternators are more technologically advanced and per unit sales prices have increased accordingly.

     Remanufacturing, which involves the reuse of parts which might otherwise be discarded, creates a supply of parts at a lower cost to the end user than newly manufactured parts, and makes available automotive parts which are no longer being manufactured. Remanufacturing benefits automotive repair shops by relieving them of the need to rebuild worn parts on an individual basis and conserves material which would otherwise be used to manufacture new replacement parts. Our remanufactured parts are sold at competitively lower prices than most new replacement parts.

Company Products

     Our primary products consist of remanufactured replacement alternators and starters for both imported and domestic cars and light trucks. We also assemble and distribute ignition wire sets for the automotive after-market for use in a wide variety of makes and models of foreign and domestic vehicles. During fiscal years 2003, 2002 and 2001, sales of replacement alternators and starters constituted 99% of our fiscal year total sales. Alternators, starters and ignition wire sets are essential components in all makes and models of vehicles. These products constitute non-elective replacement parts, which are required for a vehicle to operate. Approximately 99% of our products are sold for resale under customer private labels, with the remaining 1% being sold under our brand name, which includes the use of our trademark, “Quality Built to Last"®. Customers that sell our products under private label include AutoZone, CSK Automotive, O’Reilly Automotive, and General Motors.

     Our alternators and starters are produced to meet or exceed automobile manufacturer specifications. We remanufacture a broad assortment of alternators and starters in order to accommodate the proliferation of applications and products in use. Currently, we provide a full line of approximately 1,500 different alternators and 1,000 different starters. Our alternators and starters are provided for virtually all foreign and domestic vehicle manufacturers.

Customers and Customer Concentration

     Our products are marketed throughout the United States and Canada. Our customers consist of some of the largest retail automotive chain stores along with some small to medium-sized automotive warehouse distributors and General Motors who all sell our products in the United States. The Company also sells its products throughout Canada via General Motor’s distribution network channels. Currently, we service automotive retail chain store accounts totaling approximately 5,500 retail outlets.

     A significant percentage of our sales are concentrated among a relatively small number of customers. Our three largest customers, Auto Zone, CSK Automotive and O’Reilly Automotive, accounted for approximately 91% of total net sales during fiscal 2003. Similarly, during fiscal 2002 and 2001, our three largest customers accounted for approximately 86% and 69% respectively, of total net sales. In fiscal 2003, we lost one automotive retail chain store customer and in fiscal 2002 we lost one retail chain store customer. There can be no assurance that this concentration trend among customers will change in the future. The loss of a significant customer or substantial decrease in sales to such a customer could have a material adverse effect on our sales and operating results. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions and more favorable payment terms. AutoZone, our largest customer, has begun to move towards a system where it takes our inventory on consignment and does not accept responsibility to pay for this inventory until it has sold the relevant inventory item to one of its customers. The increased pressure we have experienced from our customers has adversely impacted our profit margins and may be expected to do so in the foreseeable future.

Operations of the Company

Cores

     In our remanufacturing operations, we obtain used alternators and starters, commonly known as “cores”, which are sorted by make and model and stored until needed. When needed for remanufacturing, the cores are completely disassembled into component parts. Components, which can be incorporated into the remanufactured product, are thoroughly cleaned, tested and refinished. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. The unit is then reassembled on an assembly line into a finished product. Inspection and testing are conducted at various stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Components of cores which are not used by us in our remanufacturing process are sold as scrap.

     The majority of the cores remanufactured by us are obtained from customers as trade-ins, which are credited against future purchases. Our customers offer consumers a credit to exchange their used units at the time of purchase. To a lesser extent, we also purchase cores in the open market from core brokers, who are dealers specializing in buying and selling cores. Although we believe that the open market does not and will continue to not be a primary source of cores, this market offers a supplemental source for maintaining stock balance. Other materials and components used in remanufacturing are also purchased in the open market. The ability to obtain cores of the types and quantities required by us is essential to our ability to meet demand.

     The price of a finished product sold to our customers is generally comprised of a separately invoiced amount for the core included in the product (“core value”) and an amount for remanufacturing (“value added”). Upon receipt of a core from a customer, we generally give a credit to the customer for the core value originally invoiced with respect to that core. Typically, the core value credit given to a customer exceeds the market value of the core accepted as a trade-in. We record this difference in cost of sales. We generally limit core returns to cores sold to the specific customer which are in remanufacturable condition. Core values fluctuate on the basis of several economic factors, including market availability, seasonality and demand.

Production Process

     The initial step in our remanufacturing process begins with the receipt of cores. The cores are assessed and evaluated for inventory control purposes and then sorted by part number. Each core is completely disassembled into all of its fundamental components. The components are cleaned in a process that employs customized equipment and cleaning materials. The cleaning process is accomplished in accordance with the required specifications of the particular component.

     After the cleaning process is complete, the component parts are inspected and tested as prescribed by the Company’s QS-9000 approved quality control program. (QS-9000 is an internationally recognized, world class, automotive quality system.) This program, which is implemented throughout the operational process, is known as statistical process control. Upon passage of all tests, which are monitored by designated quality control personnel, the components are ready for assembly into required units. Each fully assembled unit is then subjected to additional testing to ensure performance and quality. Finished products are then either stored in the Company’s warehouse facility or packaged for immediate delivery. To maximize manufacturing efficiency, the Company stores component parts ready for assembly in its warehousing facilities. The Company’s management information systems, including hardware and software, facilitate the remanufacturing process from cores to finished products.

     We continue to explore opportunities for improving efficiencies in our manufacturing process. During fiscal 2003, we reorganized our manufacturing processes to combine product families with similar configurations into dedicated factory work cells. This change impacted approximately 80% of our production volume.

     We assemble ignition wires from components manufactured by third parties. The assembly process involves the cutting of predetermined lengths of wire, which have been manufactured to our specifications, and then attaching terminals and boots to the ends of such wire. Ultimately, the final product is tested and packaged under our customer’s private label.

     We also conduct business through two wholly owned foreign subsidiaries, MVR Products Pte. Limited (“MVR”), which operates a shipping and receiving warehouse, testing facility and maintains office space in Singapore and Unijoh Sdn. Bhd. (“Unijoh”), which conducts remanufacturing operations in Malaysia, similar to those conducted by MPA at our remanufacturing facility in Torrance. These foreign operations are conducted with quality control standards similar to those currently implemented at the Company’s remanufacturing facilities in Torrance. The facilities of MVR and Unijoh are located approximately two hours apart by car. We believe that the operations of our foreign subsidiaries are important because of the lower labor costs experienced by these entities for the same remanufacturing process. The foreign subsidiaries produced in fiscal 2003, 2002 and 2001 approximately 160,000, 195,000, and 197,000 units, or 7%, 9% and 9% respectively of our total production for each of the last three years. These units are distributed by the Company from our US facilities.

Product Warranty

     We have a warranty policy that we believe is typical for the remanufactured automotive replacement parts industry. Like other re-manufacturers, we only accept product warranties from on-going customers. If a customer ceases doing business with us, we recognize no further obligations to that customer with respect to product warranties and hence, no additional warranty returns would be accepted by us. This is standard industry practice. The customer would ordinarily send any returnable products to a new remanufacturer maintaining the same policy, which remanufacturer would accept the product warranty and grant appropriate credits regardless of whether the units were originally purchased from that new remanufacturer. We generally follow this industry practice and provide the same warranty and trade-in rights when we take over businesses that had previously been supported by another remanufacturer.

     As a result of this product warranty policy, we account for product warranties on a current basis. No reserve is made for future product warranties since there is no on-going obligation to accept such warranties in the absence of continuing sales to the returning customer. We believe that our warranty rate has been consistent with rates generally experienced in our industry.

Sales, Marketing and Distribution

     We market and distribute our products nationally. Our products are sold principally under our customers’ private labels.

     We focus our sales efforts on automotive retail chains, which we believe constitutes the dominant distribution channel in our market. We also sell our alternators and starters to General

Motors. Products are delivered directly to the chain’s distribution centers which then deliver the merchandise directly to the retail stores for purchase by consumers or, in the case of General Motors, to its Service Parts Operation for distribution. We also satisfy our retailers and General Motors needs for special and timely products by producing individual units and shipping those units for overnight delivery via our special order programs. We believe we have obtained significant marketing, distribution and manufacturing efficiencies by focusing our sales efforts on chains of automotive retail stores. In addition, we are attempting to expand our customer base by exploring options to solicit new outlets for our products.

     We publish for print and electronic distribution a catalog with part numbers and applications of our alternators and starters, along with a detailed technical glossary and explanation database. We believe that we maintain one of the market’s most extensive catalog and product identification systems, offering one of the widest varieties of alternators and starters available in the market.

Accounting for Inventory

     We record core inventory at the lower of cost or market. Market value for cores is based upon comparisons to current core broker prices. Beginning with fiscal year 2001, we refined this policy to reduce the standard cost for cores when purchases of any particular core is greater than 25% of the total number of that particular core on hand. Such values are normally less than the core value credited to customers’ accounts when cores are returned to us as trade-ins. Additionally, we review core inventory to identify excess quantities and maturing product lines. An allowance for obsolescence is provided to reduce core carrying value to its estimated market value. These adjustments to core inventory values result in a corresponding charge against cost of goods sold.

     In addition to our policy of accounting for cores, in fiscal 2001 we modified our accounting for stock adjustments. Under the terms of certain agreements with our customers and consistent with industry practice, our customers from time to time are allowed stock adjustments when the inventory level of certain product lines in their stock exceed their anticipated levels of sales to their end-user customers. These adjustments are made by our acceptance into inventory of these customer’s overstocks, and they do not come at any specific time during the year and can have a substantial effect on our financial statements.

     Historically, we charged a portion of stock adjustment returns against net sales and expensed the balance as cost of goods sold when the returns were made. In the third quarter of fiscal 2001, because of an unprecedented large return from one customer, the Company recognized adjustments of $898,000. Therefore, in the fourth quarter of fiscal 2001, we began to provide for a monthly $75,000 allowance to address the anticipated impact of stock adjustments. The stock adjustments and the allowance amounts we recognized in fiscal 2001 reduced our gross profit and net income by $1,123,000. The allowance amounts we recognized in fiscal 2002 and 2003 resulted in gross profit and net income decreasing by $898,000 and $962,000, respectively. Currently, we accrue $80,000 monthly, and the costs associated with stock adjustments, are charged against this allowance. As of March 31, 2003 and 2002, the balance in the stock adjustment reserve account was $794,000 and $609,000 respectively. This allowance is reviewed quarterly to determine if the monthly accrual should be adjusted. The stock adjustments accepted by the Company were $777,000 and $513,000 in 2003 and 2002, respectively.

Seasonality of Business

     Due to the nature and design as well as the current limits of technology, alternators and starters traditionally fail when operating in extreme conditions. That is, during summer months, when the temperature typically increases over a sustained period of time, alternators are more apt to fail and thus, an increase in demand for our products typically occurs. Similarly, during winter months, when there is typically a period of sustained cold weather, starters are more apt to fail and thus, an increase for our products occurs again. Since these are both non-elective replacement parts which are mandatory for the operation of the vehicle, they require replacing immediately. As such, summer months tend to show an increase in overall volume – particularly for alternators, with a few spikes in the winter – particularly for starters.

Competition

     The automotive after-market industry of remanufacturers and rebuilders of alternators and starters for imported and domestic cars and light trucks is highly competitive. Our direct competitors include two other large remanufacturers as well as half dozen medium-sized re-builders and a large number of small regional and specialty remanufacturers.

     The reputation for quality and customer service which a supplier enjoys is a significant factor in a purchaser’s decision as to which product lines to carry in the limited space available. We believe that these factors favor MPA, which provides quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support. In this regard, there is increasing pressure from customers, particularly the large ones that we sell to, for suppliers to provide “just-in-time” delivery, which allows delivery on an as-needed basis to promptly meet customer orders. We believe that our ability to provide “just-in-time” delivery distinguishes us from many of our competitors and provides a significant competitive advantage and may also represent a barrier to entry to current or future competitors.

     Price and payment terms are very important competitive factors. The concentration of our sales among a small group of customers has increasingly limited our ability to negotiate favorably for our products. As such, we are pursuing other outlets to market our products.

     Our products have not been patented nor do we believe that our products are patentable. We will continue to attempt to protect our proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of our employees and other persons who have access to our proprietary processes and other information.

Governmental Regulation

     Our operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our business, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Potentially significant expenditures, however, could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

Employees

     We have approximately 700 full-time employees at our Torrance, California and Nashville, Tennessee facilities. Of our employees, 53 are administrative personnel and 7 are sales personnel. In addition, we employ approximately 125 people at our wholly owned subsidiary companies in Singapore and Malaysia. None of our employees is a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be satisfactory.

Evaluation of Strategic Options

     We are continuing to evaluate strategic options that we might pursue to enhance shareholder value. These could include an acquisition of another company or a sale of our company to a third party. We have hired an investment banking firm to assist us in these efforts, which are ongoing. There is no assurance, however, that we will enter into any transaction as a result of our efforts in this regard.

Item 2.	Properties

     We presently lease facilities in Torrance, California, and Nashville, Tennessee. In fiscal 2002 we completed the consolidation of our two Torrance facilities into a single building containing an aggregate of approximately 227,000 square feet and negotiated a new lease extending the lease term for an additional five years commencing April 1, 2002 and ending March 31, 2007 and providing for a base rental rate of $94,358 per month. This represents an increase of $29,587 per month or a 45.7% increase in the rent we had been paying during the prior lease term for the single facility we have continued to utilize. However, when compared to the total monthly rent we previously paid for our two buildings in Torrance prior to its consolidation, this new rent represents a decrease in total rent payments of $18,014 per month. Efficiencies realized from being located in a single facility is another benefit of this consolidation. We believe that our facilities are sufficient to satisfy our foreseeable production requirements.

     We have approximately 1,200 square feet of leased office space in Nashville, Tennessee. This office is used for managing our purchasing activities.

     In addition, our subsidiaries have facilities at leased locations in Singapore and Malaysia which occupy nearly 50,000 square feet of manufacturing, warehousing, and office space.

Item 3.	Legal Proceedings

     On September 18, 2002, the Securities and Exchange Commission filed a civil suit against the Company and its former chief financial officer, Peter Bromberg, arising out of the SEC’s investigation into the Company’s financial statements and reporting practices for fiscal years 1997 and 1998. Simultaneously with the filing of the SEC Complaint, the Company agreed to settle the SEC’s action without admitting or denying the allegations in the Complaint. Under the terms of the settlement agreement, the Company is subject to a permanent injunction barring the Company from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon the Company in connection with this settlement with the SEC. The SEC’s case against Bromberg has not been settled. In addition, the United States Attorney’s Office for the Central District of California filed criminal charges against Bromberg on September 18, 2002 relating to his alleged role in the actions that form the basis for the SEC’s Complaint. Bromberg has pled guilty to these charges and is awaiting sentencing.

     The United States Attorney’s Office had previously informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint. On February 13, 2003, the Company received a letter from the U.S. Attorney’s Office confirming this information. The Company has been informed that the U.S. Attorney’s Office has advised Richard Marks that he is a target of its investigation. During the 1997 and 1998 periods under investigation, Mr. Marks served as the Company’s President and COO. Mr. Marks is currently an advisor to the Company’s Chief Executive Officer and Board of Directors.

     Based upon the terms of agreements we previously entered into with Richard Marks and Peter Bromberg, we have been paying the costs they have incurred in connection with the SEC and U.S. Attorney’s Office’s investigation. During fiscal 2003, we incurred costs of approximately $603,000 and $165,000, respectively, on behalf of Richard Marks and Peter Bromberg.

     While we are now current with respect to our SEC filings, we did not file a number of periodic reports we were obligated to file in prior periods. The SEC is aware of this fact and has reminded the Company that it has the authority to revoke or suspend the Company’s registration under the Securities Exchange Act of 1934 as a result of this non-compliance situation, which SEC action would prevent sales of the Company’s common stock through broker/dealers.

     The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5.	Market for Registrant’s Common Equity and Related Stockholder Matters

     Our Common Stock, par value $0.01 per share (the “Common Stock”), is currently traded on the Internet Billboard. Since trading on the Billboard can be sporadic, it may not constitute an established trading market for our Common Stock. The following table sets forth the high and low bid prices for our Common Stock during each quarter of fiscal 2003 and 2002 as tracked on the Internet billboard. The prices reflect inter-dealer quotations and may not represent actual transactions and do not include any retail mark-ups, markdowns or commissions.

	Fiscal 2003		Fiscal 2002

	High	Low	High	Low

1st Quarter	$4.05	$3.20	$1.40	$1.04
2nd Quarter	$4.00	$2.65	$2.95	$1.10
3rd Quarter	$2.95	$2.65	$3.40	$2.33
4th Quarter	$3.00	$2.13	$5.00	$3.18

     As of June 26 2003, according to Continental Stock Transfer & Trust Company, there were 7,960,455 shares of Common Stock outstanding held by 48 holders of record.

     We have never declared or paid dividends on our Common Stock. The declaration of dividends in the future is at the discretion of the Board of Directors and will depend upon the earnings, capital requirements and financial position of the Company, general economic conditions, state law requirements and other relevant factors. In addition, our agreement with our lender prohibits payment of dividends without the bank’s prior consent, except dividends payable in Common Stock.

     During fiscal year 2002, we sold 1,500,000 shares of Common Stock to Mr. Mel Marks, our founder and a board member. The total purchase price for the stock was $1,500,000 at a price per share of $1.00. The valuation firm that we engaged to render a fairness opinion of this transaction concluded that this price per share was fair to our shareholders from a financial point of view. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date that Mr. Marks agreed to provide $1,500,000 to us to finance a portion of the class action settlement. (The Company’s stock closed on November 30, 2000 at $1.00 per share). On that date, we did not have the resources to pay our portion of the settlement from operating cash flow and were required to raise these funds from an external source. The shares were sold to Mel Marks without registration under the Securities Act of 1933 in reliance upon an exemption from registration provided under Section 4(2) of the Securities Act of 1933 and Regulation D of the Securities Act of 1933, as amended.

Equity Compensation Plan Information

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warranties and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by securities holders	940,375	$2.82	54,375 (1)
Equity compensation plans not approved by security holders	—	N/A	N/A
Total	940,375	$2.82	54,375

(1)	Consist of options issued pursuant to our 1994 Employee Stock Option Plan, as amended, our 1996 Employee Stock Option Plan and shares issued under the Director’s Plan.

Item 6.	Selected Financial Data

     The following selected historical consolidated financial information as of March 31, 2003 and March 31, 2002 and for each of the years ended March 31, 2003, March 31, 2002 and March 31, 2001, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report. Because of the significant costs that would have been incurred by the Company, we elected not to restate our financial statements for fiscal 1999 to reflect the new method for valuing inventory that we adopted at the beginning of fiscal 2000. As a result, we are only including four years of selected financial data.

	Fiscal Year Ended March 31,

Income Statement Data:	2003	2002	2001	2000

Net sales	$167,566,000	$172,040,000	$160,699,000	$194,293,000
Operating income (loss)	6,944,000	11,241,000	(389,000)	(8,535,000)
Income (loss) before cumulative effect of accounting change	10,625,000	11,689,000	(4,102,000)	(10,542,000)
Cumulative effect of accounting change (1)	—	—	—	(17,702,000)
Net income (loss)	10,625,000	11,689,000	(4,102,000)	(28,244,000)
Basic income (loss) per share	$1.33	$1.61	$(.63)	$(1.63)
Diluted income (loss) per share	$1.24	$1.51	$(.63)	$(4.37)

	Fiscal Year Ended March 31

	2003	2002	2001	2000

Balance Sheet Data:
Total assets	59,282,000	71,296,000	60,108,000	71,801,000
Working capital	20,801,000	9,404,000	1,836,000	2,996,000
Line of credit	9,932,000	28,029,000	28,950,000	36,661,000
Long-term debt and capitalized lease obligations – less current portions	209,000	915,000	2,099,000	3,062,000
Shareholders’ equity	37,453,000	26,823,000	13,298,000	17,393,000

(1)	Effective April 1, 1999, the Company changed its method of valuing inventory and recorded a cumulative effect of accounting change of $17,702,000, which is reflected in the March 31, 2000 Consolidated Statement of Operations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in the Company’s relationship with any of its customers, including the increasing customer pressure for lower prices and more favorable payment terms, the Company’s failure to meet the financial covenants or the other obligations set forth in its bank credit agreement and the bank’s refusal to waive any such defaults, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

General

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

     Under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when the inventory level of certain product lines exceed the anticipated level of sales to end-user customers. These adjustments are made when we accept into inventory these customers’ overstocks, which do not occur at any specific time during the year. During fiscal year 2003 we expensed $962,000 in cost of goods sold as an additional allowance for stock adjustments. The allowance reserve for stock adjustments was $794,000 and $609,000 as of March 31, 2003 and March 31, 2002, respectively. This allowance is reviewed quarterly to determine if the monthly accrual should be adjusted.

     We have taken a systematic approach in establishing a reserve for excess and obsolete inventory. The reserve is based upon our knowledge of the industry, communication with core brokers and suppliers, scrap values and discussions with our customers and is computed based upon historical usage and a product’s life cycle. This reserve account decreased in fiscal 2003 by $150,000 from $3,715,000 in fiscal year 2002 to $3,565,000 in fiscal year 2003. In fiscal 2002, this account decreased by $159,000 from $3,874,000 in fiscal year 2001 to $3,715,000 in fiscal year 2002. Both of these decreases were due to the increased quality of our inventory on hand and the continued focus on sales of obsolete inventory.

     We adjust the value of cores in three ways, (1) when purchases constitute 25% or more of quantity on hand, then a weighted average cost is applied, (2) cores not adjusted for purchases in #1, are adjusted every six months based on a comparison to core broker prices. All cores that have a difference between the carrying value and the quoted core broker price of 35% or greater are adjusted to reflect the change in market value, and (3) a valuation reserve is maintained for those cores not adjusted by the above policies. This reserve is based upon the inherent value of cores which we estimate have a life cycle of 20 years. This reserve account decreased in fiscal year 2003 by $227,000 from $264,000 in fiscal year 2002 to $37,000 in fiscal 2003. In fiscal year 2002, this reserve account decreased by $110,000 from $379,000 in fiscal year 2001 to $264,000 in fiscal year 2002. The decrease in both years was principally the result of the Company continuing to decrease our core inventory by selling and scrapping cores.

     The valuation allowance for deferred tax assets is based upon management’s estimate of current and future taxable income. Due to the seasonality of our business, the passage of the Job Creation and Work Assistance Act of 2002 and an examination of our tax returns for the fiscal years 1996 through 2000, we have been unable to compute with any certainty our deferred tax asset on a quarterly basis for fiscal 2002 and 2003. During the fourth quarter of fiscal 2003 and 2002, we recognized a tax benefit of $4,331,000 and $4,005,000, respectively.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS no. 145 eliminates the requirement to classify gains and losses from the extinguishments of indebtedness as extraordinary, requires certain lease modifications to be treated the same as a sale-lease back transaction, and makes other non-substantive technical corrections to existing pronouncements. The Company has adopted SFAS No. 145 in 2002 and classified the net gain on settlement of debt as a component of reorganization expenses on the accompanying consolidated financial statements.

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS 146 effective January 1, 2003, did not have a material impact on the Company’s financial statements.

     In December 2002, the FASB issued SFAS No. 148, An Amendment to SFAS No. 123, Accounting for Stock-Based Compensation, which gives companies electing to expense employee stock options three methods to do so. In addition, the statement amends the disclosure requirements to require more prominent disclosure about the method of accounting for stock-based employee compensation and the effect of the method used on reported results in both annual and interim financial statements. The Company has elected to continue to use the intrinsic value method of accounting for stock-based compensation. Therefore, the amendment to SFAS No. 123 will not have any effect on the Company’s financial statements. SFAS No. 148 also requires companies to include prominent disclosure of the method of accounting used and potential effect of the method used on reported results in both annual and interim financial statements. These disclosures are included in Note 12 — “Stock-Based Compensation” on the financial statements.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has been issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions for the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, the Company did not have any outstanding guarantees.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The interpretation also requires disclosures about variable interest entities that the company is not required consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is in the process of evaluating the disclosures and possible impact of adopting Interpretation No. 46 and does not believe such adoption will have a material impact on its financial statements.

Results of Operations

	Fiscal Year Ended March 31,

	2003	2002	2001

Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	89.6%	88.0%	92.6%

Gross Margin	10.4%	12.0%	7.4%
General and Administrative Expenses	5.4%	4.2%	5.2%
Selling Expenses	0.7%	0.7%	0.8%
Litigation Settlement	—	—	0.9%
Restructuring Expenses	—	—	0.5%
Research and Development	0.3%	0.3%	0.3%
Provision for Doubtful Accounts	(0.1%)	0.2%	(0.1%)

Operating Income (Loss)	4.1%	6.6%	(0.2%)
Interest Expense, net of Interest Income	0.8%	2.1%	2.3%

Income (Loss) Before Income Taxes	3.3%	4.5%	(2.5%)
Income Tax Benefit	3.0%	2.3%	—

Net Income (Loss)	6.3%	6.8%	(2.5%)

Fiscal 2003 compared to Fiscal 2002

     Net sales for fiscal year ended March 31, 2003 were $167,566,000, a decrease of $4,474,000 or 2.6% from the prior years’ sales of $172,040,000. This decrease in net sales is principally related to the loss of two customers which resulted in a reduction in net sales of approximately $3,500,000. The decrease in sales to these customers was partially offset by an increase in sales to our continuing customers of approximately $1,800,000. Our net sales for fiscal 2003 were also reduced by an increase in the marketing allowances we provide our customers from approximately $1,500,000 in fiscal 2002 to approximately $4,300,000 in fiscal 2003. Approximately $1,626,000 of this increase is attributable to those allowances granted to a customer as part of a five-year contract that we executed with that customer in March 2003. We anticipate that this contract will increase our overall marketing allowances by approximately $2,982,000 over its five-year term. (In connection with this agreement, we also agreed to assume responsibility for up to $1,500,000 of the cost of testing equipment that this customer may install in its stores. Any such cost that is incurred by us would be recognized over a five-year period as an additional marketing allowance.) The balance of the increase in marketing allowances is attributable to the increasing pressure we are receiving from our customers for more favorable pricing terms. Warranty returns and allowances which are also netted against sales, remained relatively flat at 19.9% of sales for fiscal 2003 as compared to 19.8% in fiscal 2002.

     As a percentage of net sales, cost of goods sold increased in fiscal 2003 to 89.6% which represents an increase of 1.6% when compared to fiscal 2002. This increase was largely attributable to reductions in the carrying values of our inventory that were made throughout the year to reflect our current estimate of the market value of our inventory and the lower production costs that we are realizing from our manufacturing efficiencies. Adjustments to inventory in fiscal 2003 totaled $3,658,000 compared to $2,417,000 in fiscal 2002. These expenses were partially off set by a reduction in freight costs of $477,000 when comparing fiscal 2003 to fiscal 2002.

     General and administrative expense for fiscal 2003 was $8,916,000, which represents an increase of $1,713,000 or 23.8%, from the prior year’s expense of $7,203,000. This increase is principally attributable to several factors. Our total legal fees increased from $299,000 in fiscal 2002 to $1,347,000 in fiscal 2003. Of this amount, approximately $560,000 and $156,000 represent increased legal fees we incurred pursuant to our indemnification agreements with Richard Marks and Peter Bromberg, respectively, in connection with the SEC’s and the U.S. Attorney’s Office’s investigation of these two former officers. In addition, we incurred $230,000 in additional legal fees for attorneys we hired to represent us, Mel Marks, one of our Board members, or other employees who were interviewed in connection with these investigations. In addition, we increased the compensation we paid to Selwyn Joffe by approximately $120,000 to reflect the expanded duties he assumed prior to his appointment as our CEO in February 2003 and increased the compensation we paid to Mel Marks by $115,000. We also recorded $267,500 of additional expenses associated with the departure of Anthony Souza, our former CEO, from the Company. General and administrative expenses also increased as a result of (1) increased directors’ fees of $60,000 which is the result of adding new members to the Company’s board; (2) investment banking fees of nearly $110,000 which were incurred in connection with an evaluation of the Company’s strategic options; (3) insurance and benefit cost increases of nearly $275,000; and (4) bank fees and charges of approximately $130,000 paid to both the Company’s current and former lenders in connection with the replacement of our lending facility. These increases were partially offset by a decrease of approximately $300,000 in salaries and bonuses paid to key executives, largely attributable to a decline in our pre-tax profits. As a percentage of net sales, general and administrative expense for fiscal 2003 was 5.3%, which is an increase of 1.1% from fiscal year 2002.

     Selling expenses decreased $96,000 or 8.2% in fiscal 2003 to $1,071,000 from $1,167,000 in fiscal 2002. This decrease was largely the result of declines in net personnel costs (including commissions paid) of approximately $41,000, advertising costs of approximately $35,000 and supplies of approximately $20,000.

     Research and development expenses increased by $12,000 or 2.2% in fiscal 2003 to $564,000 over the $552,000 spent in fiscal 2002. This increase is principally attributable to increases in our supply costs, workers’ compensation payments and travel expenses, which were partially offset by declines in hourly and temporary wage costs and repair costs.

     In fiscal 2003 we were able to recover $104,000 of bad debts, which had previously been expensed, due to aggressive collection actions with respect to a former customer and the favorable resolution of certain shipping and pricing discrepancy issues.

     Interest expense for fiscal 2003 was $1,980,000. This was a decrease of $1,602,000 or 44.7% from fiscal 2002 interest expense of $3,582,000. Of this total decrease, $360,000 reflects the interest expense we recorded in fiscal 2002 as the result of our re-pricing of 400,000 warrants issued to Wells Fargo Bank in May 2001. The balance is principally the result of lower interest rates, a reduction in the principal balance outstanding and recognition of approximately $208,000 of unamortized bank fees that were waived because we were able to replace our bank lender by December 31, 2002.

     Interest income for fiscal 2003 was $636,000. This is an increase of $610,000 or 234.6% when compared to interest income for fiscal 2002. This increase is due to the interest paid to us by both the Federal and State of California taxing authorities as a result of a favorable determination following an examination of the Company’s 1996 through 2000 income tax returns.

Fiscal 2002 compared to Fiscal 2001

     Net sales for fiscal 2002 were $172,040,000, an increase of $11,341,000 or 7.1% from the prior years’ sales of $160,699,000. Of this increase in net sales, $6,200,000 was due to our expansion into new product lines; $1,500,000 was a direct result of increased sales to existing customers; and $3,600,000 was related to a decrease in warranty and sales returns attributable to the engineering department’s focus on warranty reductions. The engineering department’s focus on quality-related issues includes, but is not limited to: (1) Failure Mode Analysis, (2) Root Cause Analysis and (3) Durability Testing which resulted in improved processes and better quality component parts.

     Cost of goods sold, as a percentage of net sales, decreased in fiscal 2002 to 88.0% — an improvement of 4.6% from 92.6% for fiscal 2001. This percentage decrease is principally attributable to a reduction in material costs, freight costs and labor costs associated with greater manufacturing efficiencies and improved productivity due to our consolidation of our facilities.

     Under the terms of certain agreements with its customers and industry practice, our customers from time to time are allowed stock adjustments when the inventory level of certain product lines exceed their anticipated level of sales to end-user customers. These adjustments are made when we accept into inventory these customers’ overstocks, which do not occur at any specific time during the year. Due to current and expected changes in customer return practices, in the fourth quarter of fiscal 2001, we began to provide for a monthly allowance of $75,000 per month to address the anticipated impact of stock adjustments. During fiscal 2002, we expensed $898,000 in cost of goods sold as an additional allowance for stock adjustments. Stock adjustments accepted from customers are then charged against this allowance account. The reserve for stock adjustments was $609,000 and $225,000 as of March 31, 2002 and 2001 respectively. The allowance policy is reviewed quarterly to determine if the monthly accrual should be adjusted.

     We provide for potential excess and obsolete inventory based upon historical usage and a product’s life cycle. This reserve account decreased in fiscal 2002 by $428,000 from $3,874,000 in fiscal year 2001 to $3,451,000 in fiscal year 2002. This decrease was due to the increased quality of the inventory on hand and the continued focus on sale or scrap of obsolete inventory.

     We adjust the value of cores in three ways, (1) when purchases constitute 25% or more of quantity on hand, then a weighted average cost is applied, (2) cores not adjusted for purchases in #1, are adjusted every six months by obtaining core broker prices. All cores that have a 35% or greater price difference are adjusted, and (3) a valuation reserve has been set up for those cores not adjusted by the above policies. This reserve is based upon our prior estimated life cycle for cores of 25 years. This reserve account decreased in fiscal year 2002 by $110,000 from $379,000 in fiscal year 2001 to $264,000 in fiscal 2002. This decrease was principally the result of our continuing efforts to decrease our core inventory by selling and scrapping cores.

     General and administrative expense for fiscal 2002 was $7,203,000, which represents a decrease of $1,088,000 or 13%, from the prior year’s expense of $8,291,000. As a percentage of net sales, general and administrative expense for fiscal 2002 was 4.2%, which is a decrease of 1% from fiscal year 2001. The key contributors to the $1,088,000 decrease from fiscal 2001 were: (1) a reduction in our legal and accounting fees of nearly $1,400,000, primarily due to the termination of the class action lawsuit during fiscal 2002 and the reduction in the legal fees and significant accounting costs associated with that litigation, (2) a decrease of nearly $500,000 in executive salaries and related expenses, (3) a reduction in rent expense of over $145,000 due to the consolidation of our operations in California into a single facility in fiscal 2002 and we accounted for the rent of the vacated building as a restructuring cost totaling $914,000 that was recorded in fiscal 2001, and (4) a decrease in bank fees of $155,000, all of which were partially offset by an increase in bonuses paid to executive officers and other Company employees of nearly $1,300,000. The increase in bonus expenses was principally attributable to increases in our pre-tax profits and the agreements we have with certain of our officers and employees to pay them a percentage of our pre-tax profits.

     Selling expenses decreased $49,000 or 4% in fiscal 2002 to $1,167,000 from $1,216,000 in fiscal 2001. This decrease was principally the result of a reduction in outside commissions paid of over $100,000 and a decrease in other selling expenses offset by an increase in employee bonuses of $90,000.

     In fiscal 2001, we established a $1,500,000 reserve in connection with the settlement of the class action litigation against the Company. The Company also recorded $914,000 in restructuring expenses and related asset impairment charges during the year ended March 31, 2001 in connection with the consolidation of business operations into one location in California from two in California and one in Tennessee. These expenses consist primarily of future rent expense of $738,000 and write down of tenant improvements of $176,000.

     Research and development expenses increased by $80,000 or 16.9% in fiscal 2002 to $552,000 over the $472,000 spent in fiscal 2001. This increase of $80,000 consists principally of an increase in supplies of nearly $60,000 and an increase of over $20,000 in hourly wages paid.

     Provision for doubtful accounts expense for fiscal 2002 was $412,000 compared to ($36,000) for fiscal 2001. This increase from the prior year of $448,000 was principally the result of the resolution of certain shipping and pricing issues with current and former customers that resulted in a write-down of certain receivables. Approximately $70,000 was the result of one of our customers filing for bankruptcy.

     Net interest expense for fiscal 2002 was $3,556,000. This was a decrease of $144,000 or 3.9% from fiscal 2001 net interest expense of $3,700,000. This decrease is principally the result of (1) generally lower interest rates, and (2) a reduction in the principal balance outstanding; however, these reductions were partially offset when we amended the loan agreement with our bank in May, 2001. As part of this amendment, we re-priced 400,000 warrants previously issued to the bank. This resulted in a one-time charge to interest expense of $360,000.

Liquidity and Capital Resources

We have financed our working capital needs through the use of our bank credit facility and the cash flow generated from operations. On December 20, 2002, we replaced our then existing $24,750,000 revolving line of credit and our $6,500,000 term loan with a new line of credit. Under the terms of the new loan agreement, we can borrow up to the lesser of (i) $25,000,000 or (ii) our borrowing base, which consists of 75% of our qualified accounts receivable plus up to $10,000,000 of qualifying inventory. A portion of the funds from this new loan was used to pay in full the previous revolving line of credit and term loan. We paid the new lender a loan origination fee of $125,000. Pursuant to an earlier understanding our previous lender waived restructuring fees in the amount of $655,000 which were incurred in connection with an earlier restructuring of our prior lending arrangement and which were to be paid if we did not secure a new lending source by December 31, 2002.

     At March 31, 2003 our borrowing base was $19,080,000, and we had borrowed $9,932,000 of this amount and reserved an additional $1,971,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. As such, we had available under our line of credit a total of $7,177,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds rate plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between –. 25% and .25% that fluctuates based upon our cash flow coverage ratio or (ii) LIBOR or IBOR, as adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon our cash flow coverage ratio. At March 31, 2003, $6,000,000 of our available credit facility was calculated based upon the six-month IBOR + 2.00% and $3,932,000 was calculated based upon the bank’s prime rate + .25%. On March 31, 2003 IBOR was 1.32% while the bank’s prime rate was 3.75%; therefore, our interest rates for the IBOR and the prime rate portions of the credit facility were 3.32% and 4.00%, respectively. As of June 24, 2003, the interest rate for the IBOR portion of the facility was 2.97% and the prime rate portion of the credit facility was at 3.75%.

     The bank loan agreement includes various financial conditions, including minimum levels of tangible net worth, cash flow coverage and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, pursuant to the terms specified in this new loan agreement we agree to pay a fee of .25% per year on any difference between the Commitment and the outstanding amount of credit we actually use, determined by the average of the daily amount of credit outstanding during the specified period.

     Our liquidity has been positively impacted by an agreement executed on June 26, 2002 with one of our customer’s banks. Under this agreement, we have the option to sell this customer’s receivables to the bank, at an agreed upon discount set at the time the receivables are sold. The discount has ranged from .53% to 1.51% during 2003, and has allowed us to accelerate collection of the customer’s receivables aggregating $24,000,000 by an average of 51 days. This agreement is an important factor behind the $3,943,000 decrease in accounts receivable and $1,215,000 increase in cash at March 31, 2003. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future.

     Our customers continue to aggressively seek extended payment terms, consignment inventory arrangements, price concessions and other terms that could adversely affect our liquidity. In this regard we are working with our bank and other financial institutions to increase our liquidity and financial capabilities and, where appropriate, modify the provisions of our bank agreement to accommodate the demands of our customers. There can no assurance that these initiatives will be successful.

     Management believes that cash flow from operations together with availability under our credit agreement will be sufficient to meet our working capital needs during fiscal 2004.

Item 7A	Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Disclosures. We are subject to interest rate risk on our existing debt and any future financing requirements. Our variable rate debt relates to borrowings under the Credit Facility (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

     The following table presents the weighted-average interest rates expected on our existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date

(As of March 31, 2003)

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008

Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility*	$25,000,000	$25,000,000	—	—	—
Interest Rate*	3.32%/4.00%	3.32%/4.00%	—	—	—
Capital lease obligations	$855,000	$112,000	$74,000	$33,000	$6,000
Interest Rate	6.96-11.46%	8.45-10.36%	9.07-10.36%	9.07-10.36%	9.07-9.10%

*	The maximum amount we can borrow under this facility is the lesser of $25,000,000 or our borrowing base. At March 31, 2003, our borrowing base was $19,080,000, and the amount outstanding was $9,932,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds rate plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between –. 25% and .25% that fluctuates based upon our cash flow coverage ratio or (ii) LIBOR or IBOR, as adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon our cash flow coverage ratio.

     Qualitative Disclosures. Our primary exposure relates to (1) interest rate risk on our long-term and short-term borrowings, (2) Our ability to pay or refinance our borrowings at maturity at market rates and (3) the impact of interest rate movements on our ability to meet interest expense requirements and exceed financial covenants. While we cannot predict or mange our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we evaluate our financial position on an on-going basis.

     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in two foreign currencies which affect our operations; the Malaysian Ringit, which has been fixed in relation to the U.S. dollar and the Singapore dollar. During the past three years, we have experienced a $5,000 gain, a $34,000 loss and a $2,000 gain, in fiscal years 2003, 2002 and 2001 respectively, relative to our transactions involving these two foreign currencies.

Item 8.	Financial Statements and Supplementary Data

     The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

     The directors and executive officers of our Company, their ages and present positions with the Company are as follows:

Name	Age	Position in Company	Directors Term

Selwyn Joffe [1]	45	Chairman of the Board of Directors, President and Chief Executive Officer	*
Mel Marks	75	Director	*
Murray Rosenzweig [2]	79	Director	*
Douglas Horn [3]	75	Director	*
Irv Siegel [4]	57	Director	*
Steven Kratz	48	Sr. Vice President – QA/Engineering	N/A
Chuck Yeagley	55	Chief Financial Officer / Secretary	N/A

[1]	Member of Compensation Committee

[2]	Member of Audit and Compensation Committees

[3]	Chairman of Audit, Compensation and Ethics Committees

[4]	Member of Audit and Ethics Committees

*	All directors are elected to serve until the next annual meeting of shareholders and until their successors have been elected and qualified. Commencement date is the date of the annual shareholders meeting.

Information about Directors and Nominees

     All directors of our Company hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The officers of our Company are elected by the Board of Directors at the first meeting after each annual meeting of our shareholders and hold office until their resignation, removal from office or death.

     The following is a brief summary of the background of each director:

     Selwyn Joffe has been our Chairman of the Board, President and Chief Executive Officer since February 2003. He has been a director of our Company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he also served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and CEO of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and CEO of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, a roll-up of amusement parks and served as its

President and COO until August 2000. Prior to the founding of Palace Entertainment, Mr. Joffe was the President and CEO of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the Georgia State Bar as well as a Certified Public Accountant.

     Mel Marks founded the Company in 1968. Mr. Marks has served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding the Company, Mr. Marks was employed for over twenty years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to serve as a consultant and director to the Company since July 1999.

     Murray Rosenzweig is a Certified Public Accountant and has served on our Board of Directors since February 1994. Mr. Rosenzweig serves on our Audit and Compensation Committees. Since 1973, Mr. Rosenzweig has been the President and Chief Executive Officer of Linden Maintenance Corp., which operates a large fleet of taxicabs in New York City.

     Doug Horn joined our Board of Director’s on October 8, 2002 and was recently selected to serve as the Chairman of our Audit, Compensation and Ethics Committees. Mr. Horn is a retired certified public accountant and attorney and was a revenue agent for the Internal Revenue Service. Mr. Horn worked as a staff accountant for Peat Marwick, was a senior partner of Douglas Horn & Company, a certified public accounting firm, and was a senior partner in the law firm of Horn & Spiro specializing in tax law until he retired in 1991. Mr. Horn also served as the treasurer of the American Diabetes Association for the New York Chapter.

     Irv Siegel joined our Board of Director’s on October 8, 2002 and serves on our Audit and Ethics Committees. Mr. Siegel is a retired attorney admitted to the bar of the state of New Jersey with a background in corporate finance. Since 1993, Mr. Siegel has been the principal owner of Siegel Company, a full service commercial real estate firm, and Mr. Siegel has also served as the director of real estate for Wolfgang Puck Food Company since 1992.

     Both Messrs. Horn and Rosenzweig are financial experts, independent from our management, and serve on our Audit Committee.

     Our Board of Directors formally approved the creation of our Ethics Committee and on May 8, 2003 adopted a Code of Business Conduct and Ethics, which applies to all our employees. This committee is currently comprised of Mr. Doug Horn, who was appointed to serve as Chairman, and Mr. Irv Siegel.

Information About Non-Director Executive Officers

     Steven Kratz, our Sr. Vice President- QA/Engineering, has been employed by our Company since 1988. Before joining us, Mr. Kratz was the General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts. As Senior Vice-President – QA/Engineering, Mr. Kratz heads our quality assurance, research and development and engineering departments.

     Chuck Yeagley has been our Chief Financial Officer since June 2000, responsible for all Finance issues, including Investor Relations, Product Costing, Cash Flow, Capital Expenditures,

Budgeting, Forecasting, and Financial Planning. Mr. Yeagley is also responsible for the management of the Accounting, Purchasing, Information Technology, and Human Resource Departments. From 1995 to June 2000, Mr. Yeagley was the Chief Financial Officer for Goldenwest Diamond Corporation – DBA The Jewelry Exchange, which is the largest privately-held manufacturer and retailer of fine jewelry. From July 1979 to December 1994, Mr. Yeagley was a principal in Faulkinbury and Yeagley, a certified public accounting firm that he co-founded. Mr. Yeagley is a Certified Public Accountant and holds a Bachelor of Business Administration Degree with an emphasis in Accounting from Fort Lauderdale University and a Master of Business Administration Degree from Golden Gate University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of our Company. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no Form 4s were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during 2003 fiscal year, except that timely filings were not made of (i) a Statement of Changes in Beneficial Ownership on Form 4 for Mr. Joffe upon the grant of stock options in connection with his appointment as President and Chief Executive Officer of the Company and (ii) Statements of Changes in Beneficial Ownership on Form 4 reporting annual stock option grants to each of Messrs. Joffe, Marks, Rosenzweig, Horn and Siegel for 2003 fiscal year and the 2002 fiscal year. All such Section 16(a) filings have now been made.

Item 11.	Directors Compensation and Executive Officers

     The following table sets forth information concerning the annual compensation of our Chief Executive Officer and the other four most highly compensated executive officers, whose salary and bonus exceeded $100,000 for the 2003 fiscal year and for services in all capacities to the Company during our 2003, 2002 and 2001 fiscal years.

						Shares
Name & Principal					Other Annual	Underlying	All Other
Position	Year	Salary		Bonus	Compensation	Options	Compensation

Selwyn Joffe	2003	—	(1)	—	$379,998 (1)	101,500 (2)		4,164	(4)
Chairman of the Board	2002	—		—	$159,996	1,500		—
President & CEO	2001	—		—	$160,220	1,500		—

Anthony Souza(3)	2003	$300,000		$420,587	—	—		$25,037	(4)(6)
Former President & CEO	2002	$293,108		$593,189	—	60,000		$25,037	(4)
	2001	$301,985		$25,000	—	60,000		$8,332	(4)

Mel Marks	2003	—		—	$312,500	1,500	$
Director	2002	—		—	$197,500	1,500		—
	2001	$57,692		—	$105,000	1,500		$11,481	(5)

Steven Kratz	2003	$225,000		$20,000	—	—		—
Sr. VP – Engineering	2002	$219,345		$25,000	—	—		$3,604	(5)
	2001	$250,000		$10,000	—	—		$5,604	(5)

Charles Yeagley	2003	$178,846		$63,089	—	—		$25,037	(4)
Chief Financial Officer	2002	$175,257		$88,974	—	—		$25,037	(4)
	2001	$109,644		$10,000	—	25,000		$18,747	(4)

Richard Marks	2003	$300,000		$315,418	—	—		$12,000	(5)
Advisor to the Board	2002	$318,000		$483,118	—	—		—
and the CEO	2001	$298,783		$25,000	—	—		—

(1)	Mr. Joffe became the Company’s President and Chief Executive Officer in February 2003. The salary amount shown is based upon an annualized salary rate of $500,000. The other compensation amounts include the amounts paid to Protea Group Inc., a consulting company wholly-owned by Mr. Joffe. Our contract with Protea was terminated when Mr. Joffe became the Company’s President and Chief Executive Officer.

(2)	Includes 100,000 options granted on March 3, 2003 of which 50,000 are exercisable immediately and 50,000 are exercisable on March 3, 2004.

(3)	Mr. Souza resigned from the positions of President and Chief Executive Officer in February 2003.

(4)	Represents reimbursement for health insurance premiums paid by employee.

(5)	Represents value of car allowance.

(6)	Does not include $230,000 of expenses that we recorded in connection with Anthony Souza’s departure and consulting services which may be provided by Mr. Souza after his departure.

Compensation of Directors

     Three of our Board members have supplemental compensatory arrangements with the Company. In August 2000, our Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks has 45 years of relevant experience in the industry and the Company and has relationships with key industry executives. Mr. Marks was paid an annual consulting fee of $180,000 – which was increased in January, 2002 to $250,000 per year, increased to $300,000 per year in December 2002 and subsequently increased to $350,000 per year at the April 25, 2003 Board of Director’s meeting. The Board also authorized $50,000 of supplemental compensation to Mr. Marks in fiscal 2003. The Company can terminate its consulting arrangement with Mr. Marks at any time.

     Effective December 1, 1999, we entered into a consulting agreement with Protea Group, Inc., a consulting company wholly-owned by Mr. Selwyn Joffe, the Chairman of the Board of the Company, pursuant to which he was retained as a consultant to provide oversight, management, strategic and other advisory services to us. The consulting agreement was scheduled to expire on June 1, 2001 but was extended by mutual agreement through June 1, 2003 and provides for annual compensation to Mr. Joffe in the amount of $160,000. As additional consideration for the consulting services, Mr. Joffe was granted an option to purchase 40,000 shares of our Common Stock pursuant to our 1994 Stock Option Plan. Of these options, 20,000 options were exercisable on the date of grant and the remaining 20,000 options were fully vested on the first anniversary of the date of grant. The options have an exercise price of $2.20 per share and expire ten (10) years after the grant date.

Protea Group, Inc. and the Company entered into an additional consulting services agreement dated as of May 9, 2002. Under the terms of this agreement, Mr. Joffe agreed to assist us in considering and pursuing potential transactions and relationships intended to enhance stockholder value. In connection with this arrangement, we agreed to pay Mr. Joffe an additional $10,000 per month for one year and 1% of the value of any transactions, which close by the second anniversary of the agreement, less any monthly fees paid. This agreement remained in effect until February 14, 2003 at which time Mr. Joffe accepted his current position as Chairman of the Board of Directors, President and Chief Executive Officer and the agreements with Protea Group were terminated. Mr. Joffe’s current agreement was entered into as of February 14, 2003 and negotiated on our behalf by Mel Marks and Douglas Horn, provides for an annual salary of $500,000 and continuation for the term of the employment agreement of the 1% transaction fee along with a car allowance and other compensation generally provided to our other executive staff members. This Employment Agreement terminates on March 31, 2006. In addition, Mr. Joffe was awarded 100,000 Stock Options effective March 3, 2003 at a strike price of $2.16, 50,000 of which vested on the date of grant and 50,000 of which are exercisable on the first anniversary of the date of grant.

     We agreed to pay Mr. Horn $120,000 per year for serving on our Board of Directors as well as assuming the responsibility for being the Chairman of our Audit, Compensation and Ethics Committees, respectively.

     In addition, each of our non-employee directors other than Mr. Horn receives annual compensation of $10,000, and is paid a fee of $2,000 for each meeting of the Board of Directors attended. Furthermore, each non-employee director other than Mr. Horn receives $2,000 for each meeting of the Audit Committee attended; $500 for each meeting of any other Committee of the Board of Directors attended and is reimbursed for reasonable out-of-pocket expenses in connection therewith.

     The Company’s 1994 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provides that each non-employee director of the Company will be granted thereunder ten-year options to purchase 1,500 shares of Common Stock upon his or her initial election as a director, which options are fully exercisable on the first anniversary of the date of grant. The exercise price of the option will be equal to the fair market value of the Common Stock on the date of grant. The Non-Employee Director Plan was adopted by the Board of Directors on October 1, 1994, and by the shareholders in August 1995, in order to attract, retain and provide incentive to directors who are not employees of the Company. The Board of

Directors does not have the authority, discretion or power to select participants who will receive options pursuant to the Non-Employee Director Plan, to set the number of shares of Common Stock to be covered by each option, to set the exercise price or period within which the options may be exercised or to alter other terms and conditions specified in such plan.

     In addition, the Company’s 1994 Stock Option Plan (the “1994 Stock Option Plan”) provides that each non-employee director of the Company receive formula grants of stock options as described below. Each person who served as a non-employee director of the Company during all of a fiscal year (the “Fiscal Year”) of the Company, including March 31 of that Fiscal Year, will receive in that Fiscal Year, an award under the 1994 Stock Option Plan of immediately exercisable ten-year options to purchase 1,500 shares of Common Stock in the Award Date. Each non-employee director who served during the year less than all of the Fiscal Year is awarded one-twelfth of a Full Award for each month or portion thereof that he or she served as a non-employee director of the Company. As formula grants under the 1994 Stock Option Plan, the forgoing grants of options to directors are not subject to the determinations of the Board of Directors or the Compensation Committee.

Compensation Committee; Interlocks and Insider Participation

     The members of the Compensation Committee during Fiscal 2003 were Messrs. Joffe and Rosenzweig until October, 2002 at which time Mr. Horn was appointed to the committee and elected to serve as the Chairman. The Compensation Committee is responsible for developing and making recommendations to the Board with respect to our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our chief executive officer and our other senior officers and to make recommendations concerning the salary, bonuses and stock options to be awarded to these individuals. For a discussion of the contractual rights that certain of our officers have relative to bonuses and option grants, see “Employment Agreements” below.

     The terms of the employment agreement with Mr. Joffe entered into as of February 14, 2003 were determined by negotiations between representatives of ours and Mr. Joffe. In this connection we reviewed statistical and other material available to us. The negotiated terms reflect the results of our review and understanding of what a chief executive officer earns at comparable positions, the unique background Mr. Joffe has with our company, and in marketing and management generally, and what we understand an executive of Mr. Joffe’s stature could otherwise earn in the employment market. The Board and the Compensation Committee recognize that we operate in a challenging business environment and are confident with Mr. Joffe as our Chief Executive Officer.

     No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Performance Graph

     The following graph compares the cumulative return to holders of Common Stock for the fiscal years ended March 31, 1999, 2000, 2001, 2002 and 2003 with the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Market Index and a peer group index of five competing companies for the same periods. The comparison assumes $100 was invested at the close of business on March 31, 1998 in the Common Stock and in each of the comparison groups, and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2003
Dollars
$300.00
$250.00
$200.00
$150.00
$100.00
$50.00
$0.00
1998
1999
2000
2001
2002
2003
Motorcar Parts & Accessories, Inc.
NASDAQ US
Peer Group

Annual Return Percentage – Based upon historical performance, the following table depicts the annual percentage return earned in each of the three comparison groups:

Total Shareholder Returns—Dividends Reinvested

Annual Return Percentage

	Year Ended March 31, 2003

Company/Index	1999	2000	2001	2002	2003

Motorcar Parts & Accessories, Inc.	-37.19%	-83.02%	-28.95%	225.00%	-50.55%
Peer Group	-30.76%	-17.73%	-27.97%	32.84%	-53.87%
NASDAQ	35.10%	86.03%	-60.01%	0.62%	-27.17%

Indexed Returns – Based upon historical performance, the following table displays the results of $100 invested at the close of business on March 31, 1998 in the Common Stock of each of the comparison groups and assumes reinvestment of dividends:

Indexed Returns

		Year Ended March 31, 2003
	Base Period
Company/Index	31-Mar-98	1999	2000	2001	2002	2003

Motorcar Parts & Accessories, Inc.	100.0	62.81	10.66	7.58	24.63	12.18
Peer Group	100.0	69.24	56.97	41.03	54.51	25.31
NASDAQ Index Composite	100.0	135.10	251.32	100.51	101.13	73.65

		1998	1999	2000	2001	2002	2003

Motorcar Parts & Accessories, Inc.	Return %		-37.19	-83.02	-28.95	225.00	-	50.55
	Cum $	$100.00	$62.81	$10.66	$7.58	$24.63		$12.18
NASDAQ US	Return %		35.10	86.03	-60.01	0.62	-	27.17
	Cum $	$100.00	$135.10	$251.32	$100.51	$101.13		$73.65
Peer Group Only	Return %		-30.76	-17.73	-27.97	32.84	-	53.57
	Cum $	$100.00	$69.24	$56.97	$41.03	$54.51		$25.31
Peer Group + MPAA	Return %		-30.86	-18.37	-27.97	32.84	-	53.55
	Cum $	$100.00	$69.14	$56.44	$40.65	$54.00		$25.09

NOTE: Data complete through last fiscal year.

NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).

NOTE: Peer group indices use beginning of period market capitalization weighting.

Peer Group Population

Champion Parts, Incorporated
Dana Corporation
Hastings Manufacturing Company
Standard Motor Production Company
Superior Industries International, Incorporated

Option Grants in the Last Fiscal Year

     The following table provides summary information regarding stock options granted during the year ended March 31, 2003 to each of the Company’s named executive officers. The potential realizable value is calculated assuming that the fair market value of the Company’s Common Stock appreciates at the indicated annual rate compounded annually for the entire term of the options, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent the Company’s estimate of the future prices or market value of the Company’s Common Stock.

Option Grants in Last Fiscal Year

						Potential Realizable
						Value at Assumed
						Annual Rates of Stock
						price Appreciate for
						Option Terms

	Number of		% of Total
	Securities		Options
	Underlying		Granted to
	Options		Employees in	Exercise or	Expiration
Name	Granted		Fiscal 2003	Base Price	Date	5% ($)	10% ($)

Selwyn Joffe	1,500	(1)	1.00%	$3.60/share	4/30/2012	$3,396	$8,606
Mel Marks	1,500	(1)	1.00%	$3.60/share	4/30/2012	$3,396	$8,606
Murray Rosenzweig	1,500	(1)	1.00%	$3.60/share	4/30/2012	$3,396	$8,606
Doug Horn	25,000	(1)	16.15%	$2.70/share	12/5/2012	$56,601	$143,601
Irv Siegel	25,000	(1)	16.15%	$2.70/share	12/5/2012	$56,601	$143,601
Selwyn Joffe	100,000	(2)	64.70%	$2.16/share	3/3/2013	$135,841	$344,248
Totals	154,500		100.00%

(1)	The options are exercisable immediately.

(2)	One-half of these options are exercisable immediately with the remaining exercisable on the first anniversary of the date the options were granted.

Employment Agreements

     We have entered into an employment agreement with Mr. Selwyn Joffe pursuant to which he is employed full-time as our President and Chief Executive Officer in addition to serving as our Chairman of the Board of Directors. This agreement, entered into on February 14, 2003 is scheduled to expire on March 31, 2006. All prior consulting agreements between the Company and Protea Group terminated as of February 14, 2003 except that Mr. Joffe is still entitled to receive the agreed upon transaction fee of 1.0% of the “total consideration” of any equity his efforts bring to the our Company. This agreement provides for an annual base salary of $500,000 and Mr. Joffe shall participate in our Executive Bonus Program as adopted and amended from time to time by our Board of Directors. Our Executive Bonus Program shall be adopted and effective no later than with respect to fiscal periods beginning April 1, 2003. As additional consideration for services to be rendered, we granted Mr. Joffe a ten-year option to purchase 100,000 shares of our Common Stock, pursuant to our 1994 Stock Option Plan, at an exercise price of $2.16 per share, 50,000 of which vested on the date of grant and 50,000 of which are exercisable on the first anniversary of the date of grant. In addition to his cash consideration, Mr. Joffe receives an automobile allowance and other benefits including those generally provided to other employees of our Company.

     We entered into an employment agreement with Mr. Richard Marks in January 2000 pursuant to which he is employed full-time and reports directly to the Board of Directors and Chief Executive Officer of our Company. This agreement entered into on January 1, 2000 is scheduled to expire on January 1, 2004 and provides for an annual base salary of $300,000. As an incentive, Mr. Marks is paid a bonus (“Bonus”) equal to five percent (5%) of the pre-tax income (without giving effect to any tax on such income, whether actual or offset by loss carryovers) earned by our Company in each fiscal year; provided that no bonus shall be payable for any such year and until the amount of such pre-tax income in such year shall be at least $2 million, without carryover from year to year. Our Board of Directors may also grant supplemental bonuses or increase the base salary payable to Mr. Marks. In addition to his cash compensation, Mr. Marks receives an automobile allowance and other benefits, including those generally provided to other employees of our Company as well as an allowance for the purpose of obtaining life insurance on the lives of the Employee and his spouse. The agreement further provides, under certain circumstances, that the Company, as liquidated damages or severance pay or both, shall pay Mr. Marks (I) salary through the termination date at the annual rate in effect immediately prior to the termination date and (II) three times the amount of such annual rate. Mr. Richard Marks is the son of Mr. Mel Marks, our Company’s founder and member of our Board of Directors.

     We have entered into an employment agreement with Mr. Chuck Yeagley pursuant to which he is employed full-time as our Company’s Chief Financial Officer. The agreement, entered into on June 26, 2000 which was scheduled to expire on June 1, 2001, was extended through mutual consent to May 31, 2003 and provides for an annual base salary of $175,000. As additional consideration for services to be rendered, Mr. Yeagley was granted, for a period of ten years from date of said grant, an option to purchase 25,000 shares of our Common Stock, at $0.93 per share, pursuant to the terms of our 1994 Stock Option Plan. Furthermore, Our Board of Directors may also grant supplemental bonuses or increase the base salary payable to Mr. Yeagley. In addition to his cash compensation, Mr. Yeagley receives an automobile allowance and other benefits, including those generally provided to other employees of our Company. Mr. Yeagley and the Company entered into a new contract on April 1, 2003 calling for a base salary of $215,000 per year and expiring on March 31, 2006.

     In conformity with our policy, all of our directors and officers execute confidentiality and nondisclosure agreements upon the commencement of employment. The agreements generally provide that all inventions or discoveries by the employee related to our business and all confidential information developed or made known to the employee during the term of employment shall be the exclusive property of the Company and shall not be disclosed to third parties without prior approval of the Company. Our employment agreements with Messrs. Marks, and Yeagley also contain non-competition provisions that preclude each employee from competing with the Company for a period of two years from the date of termination of his employment. Public policy limitations and the difficulty of obtaining injunctive relief may impair our ability to enforce the non-competition and nondisclosure covenants made by its employees.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of June 25, 2003, certain information as to the Common Stock ownership of each of our Company’s directors and nominees for director, all executive officers and directors as a group and all persons known by the Company to be the beneficial owners of more than five percent of the Company’s Common Stock.

Name and Address of	Amount and Nature of		Percent of
Beneficial Shareholder	Beneficial Ownership (1)		Class

Mel Marks	2,153,931	(2)	24.2%
c/o Motorcar Parts & Accessories, Inc. 2929 California Street Torrance, CA 90503
Richard Marks	513,566	(3)	5.8%
c/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503
Steven Kratz	63,600	(4)	(12)
c/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503
Selwyn Joffe	188,250	(5)	2.1%
c/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503
Murray Rosenzweig	51,500	(6)	(12)
c/o Linden Maintenance Corp. 134-02 33rd Avenue Flushing, NY 11354
Douglas Horn	204,700	(7)	2.3%
c/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503
Irv Siegel	25,000	(8)	(12)
c/o Motorcar Parts & Accessories 2929 California Street Torrance, CA 90503
Charles Yeagley	25,000	(9)	(12)
c/o Motorcar Parts & Accessories, Inc 2929 California Street Torrance, CA 90503
Dimensional Fund Advisors, Inc	329,000	(10)	4.1%
1299 Ocean Avenue Santa Monica, CA 90401
Directors and executive officers	2,711,981	(11)	30.5%
as a group – 7 persons

1.	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

2.	Includes 1,500,000 shares of common stock, which was issued to Mr. Marks as part of the settlement of the class action lawsuit and 4,500 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan.

3.	Includes 125,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan, 142,857 shares held by The Marks Family Trust, of which Richard Marks is a Trustee and beneficiary and 11,586 shares held by Mr. Marks’ wife and their sons.

4.	Represents 63,600 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan.

5.	Represents 30,000 shares issuable upon exercise of options exercisable under the 1996 Stock Option Plan (the “1996 Stock Option Plan”); 103,750 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan.

6.	Includes 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 34,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 13,000 shares of common stock which were purchased subsequent to the Company’s initial public offering.

7.	Includes 25,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan and 179,700 shares of common stock which were purchased prior to joining the Company’s Board of Director’s in October of 2002.

8.	Includes 25,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option.

9.	Represents 25,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan.

10.	The amount and nature of beneficial ownership of these shares by Dimensional Fund Advisors, Inc. is based solely on the Schedule 13G filings, as submitted to the Company. The Company’s Board of Directors has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G filings, but has no reason to believe that such information is not complete or accurate.

11.	Includes 592,850 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 30,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 9,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; and 1,500,000 shares of new common stock issued to Mr. Mel Marks in return for his cash contribution to assist with the settlement of the class action lawsuit.

12.	Less than 1%.

Item 13.	Certain Relationships and Related Transactions

     We have entered into a consulting agreement with Mel Marks, our founder, Board member and largest stockholder. We currently pay Mr. Mel Marks a consulting fee of $350,000 per year under this arrangement. We have also agreed to pay Douglas Horn, a member of our Board of Directors, $120,000 per year for his service as a member of the Board and Chairman of our Audit, Compensation and Ethics Committees. For additional information, see the discussion under the caption “Item 11 – Compensation of Directors”.

     As described under the caption “Item 11 — Employment Agreements”, we have an employment agreement with Richard Marks, Mel Mark’s son and holder of approximately 5.8% or our outstanding stock. In accordance with the terms of this agreement, we have been advancing to Mr. Richard Marks the costs he has incurred in connection with the SEC’s and the U.S. Attorney’s investigation into his activities during his tenure as our President and COO. For more information, see the discussion under the caption “Item 3 – Legal Proceedings”. During fiscal 2003, we incurred costs of approximately $603,000 on his behalf.

Item 14.	Controls and Procedures

     Within the past ninety days prior to the date of this report, the Company has completed an evaluation under the supervision and with the participation of the Company’s chief executive officer and chief financial officer of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that, the Company’s disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries.

     There have been no significant changes in the Company’s internal controls or other factors that could significantly affect the internal controls subsequent to the date the Company completed this evaluation.

PART IV

Item 15.       Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

None.

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 (No. 33-74528) declared effective on March 22, 1994 (the “1994 Registration Statement.”)

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”)

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”)

Number	Description of Exhibit	Method of Filing

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”)

3.5	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s Common Stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4. to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”)

4.7	Executive and Key Employee Incentive Bonus Plan	Incorporated by reference to Exhibit 4.6 to the 1995 Registration Statement.

Number	Description of Exhibit	Method of Filing

4.8	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

10.1	Credit Agreement, dated as of June 1, 1996, by and between the Company and Wells Fargo Bank, N.A	Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1996 (the “December 31, 1996 Form 10-Q”)

10.2	First Amendment to Credit Agreement, dated as of November 1, 1996, by and between the Company and Wells Fargo Bank, N.A	Incorporated by reference to Exhibit 10.2 to the 1997 Form 10-K.

10.3	Second Amendment to Credit Agreement, dated as of August 8, 1997, by and between the Company and Wells Fargo Bank, N.A	Incorporated by reference to Exhibit 10.3 to the 1997 Registration Statement.

10.4	Third Amendment to Credit Agreement, dated as of February 10, 1998, by and between the Company and Wells Fargo Bank, N.A	Incorporated by reference to Exhibit 10.5 to the 1998 Registration Statement.

10.5	Lease Agreement, dated March 9, 1993, by and between the Company and Maricopa Enterprises, Ltd., relating to the Company’s initial facility located in Torrance, California	Incorporated by reference to Exhibit 10.3 to the 1994 Registration Statement.

10.6	Second Amendment to Lease, dated October 1, 1996, by and between the Company and Maricopa Enterprises, Ltd., relating to the Company’s initial facility located in Torrance, California	Incorporated by reference to Exhibit 10.5 to the 1997 Form 10-K.

10.7	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.8	Amended and Restated Employment Agreement, dated as of September 1, 1995, by and between the Company and Mel Marks	Incorporated by reference to Exhibit 10.7 to the 1995 Registration Statement.

10.9	First Amendment to Amended and Restated Employment Agreement, dated as of April 1, 1997, by and between the Company and Mel Marks	Incorporated by reference to Exhibit 10.8 to the 1997 Form 10-K.

Number	Description of Exhibit	Method of Filing

10.10	Amended and Restated Employment Agreement, dated as of September 1, 1995, by and between the Company and Richard Marks	Incorporated by reference to Exhibit 10.8 to the 1995 Registration Statement.

10.11	First Amendment to Amended and Restated Employment Agreement, dated as of April 1, 1997, by and between the Company and Richard Marks	Incorporated by reference to Exhibit 10.10 to the 1997 Form 10-K.

10.12	Employment Agreement, dated as of February 1, 1994, by and between the Company and Steven Kratz	Incorporated by reference to Exhibit 10.7 to the 1994 Registration Statement.

10.13	First Amendment to Employment Agreement, dated as of September 1, 1995, by and between the Company and Steven Kratz	Incorporated by reference to Exhibit 10.12 to the 1995 Registration Statement.

10.14	Second Amendment to Employment Agreement, dated as of April 1, 1997, by and between the Company and Steven Kratz	Incorporated by reference to Exhibit 10.13 to the 1997 Form 10-K.

10.15	Employment Agreement, dated as of March 1, 1994, by and between the Company and Peter Bromberg	Incorporated by reference to Exhibit 10.12 to the 1994 Registration Statement.

10.16	First Amendment to Employment Agreement, dated as of September 1, 1995, by and between the Company and Peter Bromberg	Incorporated by reference to Exhibit 10.12 to the 1995 Registration Statement.

10.17	Second Amendment to Employment Agreement, dated as of April 1, 1997, by and between the Company and Peter Bromberg	Incorporated by reference to Exhibit 10.16 to the 1997 Form 10-K.

10.18	Employment Agreement, dated as of September 1, 1995, be and between the Company and Eli Makowitz	Incorporated by reference to Exhibit 10.13 to the 1995 Registration Statement.

10.19	Employment Agreement, dated as of April 1, 1997, by and among MVR, Unijoh and Vincent Quek	Incorporated by reference to Exhibit 10.18 to the 1997 Form 10-K.

10.20	Form of Consulting Agreement, dated as of September 1, 1995, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.14 to the 1995 Registration Statement.

10.21	Form of Employment Agreement, dated as of October 1, 1997, by and between the Company and Karen Brenner	Incorporated by reference to Exhibit 10.20 to the 1997 Registration Statement.

Number	Description of Exhibit	Method of Filing

10.22	Lease Agreement, dated March 28, 1995, by and between the Company and Equitable Life Assurance Society of the United States, relating to the Company’s facility located in Nashville, Tennessee	Incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

10.23	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Nashville, Tennessee	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.24	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.25	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.26	Employment Agreement, dated December 1, 1999, by and between the Company and Anthony Souza	Incorporated by reference to Exhibit 10.26 to the 2001 10-K.

10.27	Consulting Agreement, dated December 1, 1999, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.27 to the 2001 10-K.

10.28	Employment Agreement, dated January 1, 2000, by and between the Company and Richard Marks	Incorporated by reference to Exhibit 10.28 to the 2001 10-K.

10.29	Warrant to Purchase Common Stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

10.30	Investor Rights Agreement, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.30 to the 2001 10-K.

10.31	Second Amended and Restated Credit Agreement, dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.31 to the 2001 10-K.

10.32	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

Number	Description of Exhibit	Method of Filing

10.33	Term Note, dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.33 to the 2001 10-K.

10.34	Revolving Line of Credit Note, dated May 31, 2001, by and between Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.34 to the 2001 10-K.

10.35	Form of Third Amended and Restated Credit Agreement, dated as of June 28, 2002 by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.35 to the 2002 10-K.

10.36	Form of Term Note, dated June 28, 2002 by the Company in favor of Wells Fargo, National Association	Incorporated by reference to Exhibit 10.36 to the 2002 10-K.

10.37	Form of Reducing Revolving Line of Credit Note dated June 28, 2002 by the Company in favor of Wells Fargo, National Association	Incorporated by reference to Exhibit 10.37 to the 2002 10-K

10.38	Form of Agreement, dated June 5, 2002, by and between the Company and SunTrust Bank	Incorporated by reference to Exhibit 10.38 to the 2002 10-K

10.39	Form of Consulting Agreement, dated May 9, 2002 by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.39 to the 2002 10-K

10.40	Business Loan Agreement (Receivable and Inventory) dated December 20, 2002, by and between the Company and Bank of America, N.A	Incorporated by reference to Exhibit 10.40 to the December 31, 2002 10-Q.

10.41	Security Agreement dated December 20, 2002 by and between the Company and Bank of America, N.A	Incorporated by reference to Exhibit 10.41 to the December 31, 2002 10-Q.

10.42	Form of Employment Agreement dated February 14, 2003 by and between the Company and Selwyn Joffe.	Filed herewith.

10.43	Letter Agreement dated July 17, 2002 by and between the Company and Houlihan Lokey Howard & Zukin Capital.	Filed herewith.

10.44	Second Amendment to Lease dated March 15, 2002 between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Filed herewith.

Number	Description of Exhibit	Method of Filing

10.45	Separation Agreement and Release, dated February 14, 2003, between the Company and Anthony Souza	Filed herewith.

10.46	Employment Agreement, dated April 1, 2003 between the Company and Charles Yeagley.	Filed herewith.

10.47	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Filed herewith.

10.48	Code of Business Conduct and Ethics	Filed herewith.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 10-K.

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to the 1998 Registration Statement.

99.1	Certification of Chief Executive Officer	Filed herewith.

99.2	Certification of Chief Financial Officer	Filed herewith.

      b.            Reports on Form 8-K:

      On May 1, 2003, the Company filed a current report on Form 8-K announcing the repurchase by the Company of a warrant to acquire 400,000 shares of the Company’s common stock for $700,000 from Wells Fargo Bank.

SIGNATURES

      Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS & ACCESSORIES, INC

Dated:	June 27, 2003	By:	/s/ Charles W. Yeagley

Charles W. Yeagley Chief Financial Officer, Vice President and Secretary

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Selwyn Joffe his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and all amendments to this Report on Form 10-K and to file same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	June 27, 2003

/s/ Charles Yeagley Charles Yeagley	Chief Financial Officer (Principal Financial and Accounting Officer)	June 27, 2003

/s/ Mel Marks Mel Marks	Director	June 27, 2003

/s/ Murray Rosenzweig Murray Rosenzweig	Director	June 27, 2003

/s/ Douglas Horn Douglas Horn	Director	June 27, 2003

/s/ Irv Siegel Irv Siegel	Director	June 27, 2003

CERTIFICATIONS

      I, Selwyn Joffe, certify that:

      1.        I have reviewed this annual report on Form 10-K of Motorcar Parts & Accessories, Inc.;

      2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                   b.       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                   c.       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                   a.      all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                   b.      any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.         The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	/s/ Selwyn Joffe

Selwyn Joffe Chief Executive Officer

CERTIFICATIONS

      I, Charles Yeagley, certify that:

      1.        I have reviewed this annual report on Form 10-K of Motorcar Parts & Accessories, Inc.;

      2.         Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.         Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.         The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

                   a.       designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                   b.       evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

                   c.       presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.         The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

                   a.       all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

                   b.       any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.         The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 27, 2003	/s/ Charles Yeagley

Charles Yeagley Chief Financial Officer

Consolidated Financial Statements and Report of
Independent Certified Public Accountants

MOTORCAR PARTS & ACCESSORIES, INC
AND SUBSIDIARIES

March 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Motorcar Parts & Accessories, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts & Accessories, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2003. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Motorcar Parts & Accessories, Inc. and Subsidiaries as of March 31, 2003 and 2002, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Motorcar Parts and Accessories, Inc. and Subsidiaries for each of the three years in the period ended March 31, 2003. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

/s/GRANT THORNTON, LLP

Los Angeles, California
June 23, 2003

PART IV — FINANCIAL INFORMATION

Item 1.     Financial Statements.

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31

	2003	2002

ASSETS
Current Assets:
Cash and cash equivalents	$1,307,000	$92,000
Short term investments	162,000	272,000
Accounts receivable, net of allowance for doubtful accounts of $87,000 and $326,000 in 2003 and 2002, respectively	12,764,000	17,922,000
Inventory – net	27,583,000	34,270,000
Income tax refund receivable	28,000	—
Prepaid expenses and other current assets	577,000	406,000

Total current assets	42,421,000	52,962,000
Plant and equipment – net	5,228,000	6,943,000
Deferred tax asset	10,521,000	6,250,000
Income tax refund receivable	—	3,409,000
Other assets	1,112,000	1,732,000

	$59,282,000	$71,296,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,082,000	$11,150,000
Accrued liabilities	2,559,000	2,794,000
Line of credit	9,932,000	28,029,000
Deferred compensation	214,000	272,000
Other current liabilities	18,000	44,000
Current portion of capital lease obligations	815,000	1,269,000

Total current liabilities	21,620,000	43,558,000
Capitalized lease obligations less current portion	209,000	915,000
Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; None Issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 7,960,455 and 7,960,455 shares issued and outstanding at March 31, 2003 and 2002, respectively	80,000	80,000
Additional paid-in capital	53,126,000	53,126,000
Accumulated other comprehensive loss	(107,000)	(112,000)
Accumulated deficit	(15,646,000)	(26,271,000)

Total shareholders’ equity	37,453,000	26,823,000

	$59,282,000	$71,296,000

The accompanying notes to consolidated financial statements are an integral part hereof

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Year Ended March 31,

	2003	2002	2001

Net Sales	$167,566,000	$172,040,000	$160,699,000
Cost of Goods Sold	150,175,000	151,465,000	148,731,000

Gross Margin	17,391,000	20,575,000	11,968,000
Operating Expenses:
General and administrative	8,916,000	7,203,000	8,291,000
Sales and marketing	1,071,000	1,167,000	1,216,000
Litigation settlement	—	—	1,500,000
Restructuring expenses	—	—	914,000
Research and development	564,000	552,000	472,000
Provision for doubtful accounts	(104,000)	412,000	(36,000)

Total Operating Expenses	10,447,000	9,334,000	12,357,000

Operating Income (Loss)	6,944,000	11,241,000	(389,000)
Other Expense (Income)
Interest expense	1,980,000	3,582,000	3,771,000
Interest income	(636,000)	(26,000)	(71,000)

Income (loss) before income tax (expense) benefit	5,600,000	7,685,000	(4,089,000)
Income tax (expense) benefit	5,025,000	4,004,000	(13,000)

Net income (loss)	$10,625,000	$11,689,000	$(4,102,000)

Basic income (loss) per share	$1.33	$1.61	$(0.63)
Diluted income (loss) per share	$1.24	$1.51	$(0.63)
Weighted average shares outstanding:
Basic	7,960,455	7,253,606	6,460,455
Diluted	8,540,560	7,765,958	6,460,455

The accompanying notes to consolidated financial statements are an integral part hereof

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

Consolidated Statement of Shareholders’ Equity

For the years ended March 31, 2003, 2002 and 2001

				Accumulated
	Common Stock		Additional	Other
			Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Total	Income (Loss)

Balance at March 31, 2000	6,460,455	$65,000	$51,281,000	$(95,000)	$(33,858,000)	$17,393,000
Foreign currency translation	—	—	—	2,000	—	2,000	$2,000
Unrealized gain on Investments	—	—	—	5,000	—	5,000	5,000
Net loss	—	—	—	—	(4,102,000)	(4,102,000)	(4,102,000)

Comprehensive Loss							$(4,095,000)

Balance at March 31, 2001	6,460,455	65,000	51,281,000	(88,000)	(37,960,000)	13,298,000
Sale of Stock	1,500,000	15,000	1,485,000	—	—	1,500,000
Stock Warrants Re-priced			360,000	—	—	360,000
Foreign currency translation	—	—	—	(34,000)	—	(34,000)	$(34,000)
Unrealized gain on Investments	—	—	—	10,000	—	10,000	10,000
Net Income	—	—	—	—	11,689,000	11,689,000	11,689,000

Comprehensive Income							$11,665,000

Balance at March 31, 2002	7,960,455	80,000	53,126,000	(112,000)	(26,271,000)	26,823,000
Foreign currency translation	—	—	—	5,000	—	5,000	$5,000
Net Income	—	—	—	—	10,625,000	10,625,000	10,625,000

Comprehensive Income							$10,630,000

Balance at March 31, 2003	7,960,455	$80,000	$53,126,000	$(107,000)	$(15,646,000)	$37,453,000

The accompanying notes to consolidated financial statements are an integral part hereof

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year Ended March 31,

	2003	2002	2001

Cash flows from operating activities:
Net income (loss)	$10,625,000	$11,689,000	($4,102,000)
Adjustments to reconcile net income (loss) to net cash Provided by (used in) operating activities:
Depreciation and amortization	2,384,000	2,889,000	2,971,000
Provision for doubtful accounts	(104,000)	412,000	(36,000)
Provision for litigation settlement	—	—	1,500,000
Benefit for deferred income tax	(4,271,000)	(3,000,000)	—
Loss on disposal of assets	—	11,000	176,000
Stock warrants re-priced	—	360,000	—
Changes in:
Accounts receivable	5,262,000	(11,010,000)	7,975,000
Inventory	6,686,000	939,000	1,037,000
Income tax refund receivable	3,381,000	(964,000)	1,214,000
Restricted deposit	—	—	(1,500,000)
Prepaid expenses and other current assets	(171,000)	253,000	(346,000)
Other assets	620,000	(1,453,000)	69,000
Accounts payable	(2,909,000)	3,934,000	(2,286,000)
Deferred compensation	(58,000)	75,000	(37,000)
Accrued liabilities	(254,000)	(1,357,000)	308,000
Other liabilities	(165,000)	44,000	—

Net cash provided by operating activities	21,026,000	2,822,000	6,943,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(669,000)	(756,000)	(726,000)
Purchase of investments	—	(81,000)	—
Liquidation of investments	110,000	—	38,000

Net cash used in investing activities	(559,000)	(837,000)	(688,000)

Cash flows from financing activities:
Borrowings under the line of credit	60,281,000	49,820,000	44,050,000
Payments under the line of credit	(78,378,000)	(50,741,000)	(51,761,000)
Advance from major shareholder	—	—	1,500,000
Payment on capital lease obligation	(1,160,000)	(1,112,000)	(1,005,000)

Net cash used in financing activities	(19,257,000)	(2,033,000)	(7,216,000)

Effect of translation adjustment on cash	5,000	(24,000)	2,000

Net (decrease) increase in cash and cash equivalents	1,215,000	(72,000)	(959,000)
Cash and cash equivalents – beginning of year	92,000	164,000	1,123,000

Cash and cash equivalents – end of year	$1,307,000	$92,000	$164,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,131,698	$2,678,749	$3,490,000
Income taxes	$32,000	$1,000	$500
Non-cash investing and financing activities:
Property acquired under capital lease	—	$103,000	$133,000
Capital stock issued for cash received in FY 2001	—	$1,500,000	—

The accompanying notes to consolidated financial statements are an integral part hereof

MOTORCAR PARTS & ACCESSORIES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003 AND 2002

Note A — Company Background

      Motorcar Parts & Accessories, Inc. and its subsidiaries (the “Company”) remanufacture and distribute alternators and starters and assembles and distributes spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada. The Company also sells after-market replacement alternators and starters to a major automotive manufacturer.

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

Note B – Summary of Significant Accounting Policies

1.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts & Accessories, Inc and its wholly owned subsidiaries, MVR Products Pte. Ltd. and Unijoh Sdn. Bhd. All significant inter-company accounts and transactions have been eliminated.

2.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions location in Southern California, which at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash equivalents. Total amounts uninsured at March 31, 2003 and 2002 were approximately $1,047,000 and $0, respectively.

3.	Accounts Receivable

The allowance for doubtful accounts is developed based upon several factors including customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date.

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

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” which requires the use of the liability method of accounting for income taxes. The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax base of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur. A valuation allowance is provided against deferred tax assets when their estimated realization is uncertain.

6.	Plant and Equipment

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

The Company recognizes revenue when performance by the Company is complete. Revenue is recognized when all of the following criteria are met according to SAB 101, Revenue Recognition:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable,

•	Collectibility is reasonably assured.

For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized two days after date of shipment. Revenue is recognized for the “unit value”, representing the remanufactured value-added portion, plus the “core value”, representing the assigned value of the core.

9.	Income (loss) Per Share

Basic income (loss) per share is computed by dividing the net income or (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock, including the re-pricing of warrants which occurred in fiscal 2002. Diluted income (loss) per share for the years ended March 31, 2003, 2002 and 2001 does not include the effect of 57,475, 457,825 and 653,875 options respectively, as they were anti-dilutive.

The following represents a reconciliation of basic and diluted net income (loss) per share.

	Year end March 31
	2003	2002	2001

Net income (loss)	$10,625,000	$11,689,000	$(4,102,000)

Basic shares	7,960,455	7,253,606	6,460,455
Effect of dilutive options and warrants	580,105	512,352	0

Diluted shares	8,540,560	7,765,958	6,460,455

Net income (loss) per common share:
Basic	$1.33	$1.61	$(0.63)
Diluted	$1.24	$1.51	$(0.63)

The effect of dilutive options and warrants excludes approximately 57,475 options with exercise prices ranging from $3.60 to $19.13 per share in 2003; 457,875 options with exercise prices ranging from $2.875 to $19.13 per share in 2002; and 653,875 options with exercise prices ranging from $0.93 to $19.13 per share in 2001 – all of which were anti-dilutive.

10.	Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement. Actual results could differ from those estimates. The following are significant estimates affecting inventory.

Under the terms of certain agreements with its customers and industry practice, the Company’s customers from time to time may be allowed stock adjustments when their inventory level of certain product lines exceed the anticipated level of sales to end-user customers. These adjustments are made when the Company accepts into inventory these customers’ overstocks, which do not occur at any specific time during the year. Due to current and expected changes in customer return practices, in the fourth quarter of fiscal 2001, the Company began to provide for a monthly allowance to address the anticipated impact of stock adjustments. During the fiscal year 2003 and 2002, the Company expensed $962,000 and $898,000, respectively, in cost of goods sold and reduced the stock adjustment reserve by $777,000 and $513,000 for fiscal years 2003 and 2002, respectively, for stock adjustments. The reserve for stock adjustments was $794,000, $609,000 and $225,000 as of March 31, 2003, 2002 and 2001, respectively. The allowance policy is reviewed quarterly looking back at a rolling 12 months to determine if the monthly accrual should be adjusted.

The Company provides for potential excess and obsolete inventory based upon historical usage and a products life cycle. This reserve account decreased in fiscal 2003 by $150,000 from $3,715,000 in fiscal year 2002 to $3,565,000 in fiscal year 2003. This decrease was due to the increased quality of the inventory on hand and the continued focus on sales of obsolete inventory. In fiscal 2002, this account decreased by $159,000 from $3,874,000 in fiscal year 2001 to $3,715,000 in fiscal year 2002.

The Company adjusts the carrying value of cores in three ways, (1) when purchases constitute 25% or more of quantity on hand, then a weighted average cost of recent purchases is applied, (2) core values not updated by the above method are adjusted every six months based on a comparison to core broker prices. All cores that have a difference between the carrying value and the quoted core broker price of 35% or greater are adjusted to reflect the change in market value, and (3) a valuation reserve has been set up for those cores not adjusted by the above policies. This reserve account is based upon the inherent value of cores, which the Company estimates has a life cycle of 20 years. This reserve account decreased in fiscal year 2003 by $227,000 from $264,000 in fiscal year 2002 to $37,000 in fiscal 2003. This decrease was principally the result of the Company continuing to decrease its core inventory by selling and scrapping cores. In fiscal year 2002, this reserve account decreased by $115,000 from $379,000 in fiscal year 2001 to $264,000 in fiscal year 2002.

The Company eliminated the valuation allowance for deferred tax assets of $8,429,000 in fiscal year 2003. Management believes that it is more likely than not, based on projected taxable income, that the deferred tax assets will be fully realized before their expiration.

11.	Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the line of credit and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

12.	Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion No. 25 (“APB No. 25”), Accounting for Stock Issued to Employees and has adopted the disclosure provisions of Financial Accounting Standards 123, Accounting for Stock-Based Compensation (“SFAS 123”) and Statement of Financial Standards 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of FAS 123 (“SFAS 148”).

Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. The following table presents pro forma net income (loss) had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS 123.

	2003	2002	2001

Net Income/(Loss):
Pro forma	$10,456,000	$10,663,000	$(4,152,000)
As reported	10,625,000	11,689,000	(4,102,000)
Basic income/(loss) per share – pro forma	1.31	1.47	(0.64)
Basic income/(loss) per share – as reported	1.33	1.61	(0.63)
Dilutive income/(loss) per share – pro forma	1.22	1.37	(0.64)
Dilutive income/(loss) per share – as reported	1.24	1.51	(0.63)

Under SFAS No. 123, compensation cost for options granted is recognized over the vesting period. The compensation cost included in the pro forma amounts above represents the cost associated with options granted during 1996 through 2003. The following assumptions were used in the Black-Scholes pricing model; expected dividend yield 0%, risk-free interest rate 2.23%, expected volatility factor of 53%, and an expected life of 5 years.

13.	Credit Risk

Substantially all of the Company’s sales are to leading automotive parts retailers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers.

14.	Deferred Compensation Plan

The Company has a deferred compensation plan for certain management. The plan allows participants to defer salary, bonuses and commission. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale”. The investments are recorded at market value with any unrealized gain or loss recorded as other comprehensive loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses.

15.	Comprehensive Loss

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company has presented comprehensive income (loss) on the Consolidated Statement of Shareholders’ Equity.

16.	Marketing Allowances

The Company records the cost of marketing allowances in accordance with the Emerging Issues Task Force (EITF) 01-9 “Accounting for Consideration Given by a Vendor to a Customer”. Under the EITF, voluntary marketing allowances related to a single exchange of product are recorded as a reduction of sales in the period the related revenues are recognized. Other marketing allowances are recorded as a reduction of revenues over the life of the contract.

17.	Recent Pronouncements.

In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections” (“SFAS 145”). SFAS 145 updates and clarifies existing accounting pronouncements related to gains and losses from extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. The adoption of SFAS 145 effective January 1, 2003, did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes Emerging Issues Task Force (EITF) Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS 146 effective January 1, 2003, did not have a material impact on the Company’s financial statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosure” (“SFAS 148”), an amendment of SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS 123”). SFAS 148 amends SFAS 123 to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The interim transition and annual disclosure requirements of SFAS 148 are effective for the Company’s fiscal year 2003. The Company does not expect SFAS 148 to have a material impact on its consolidated results of operations or financial position.

In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has been issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions for the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, the Company did not have any outstanding guarantees.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The interpretation also requires disclosures about variable interest entities that the company is not required consolidate but in which it has a significant variable interest. The consolidation requirements of Interpretation No. 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is in the process of evaluating the disclosures and possible impact of adopting Interpretation No. 46 and does not believe such adoption will have a material impact on its financial statements.

Note C – Realization of Assets

      The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has significant pending investigations (see Note Q). Management is actively pursuing resolution of the pending investigations. Although there can be no assurance as to the future financial impact from these matters on the Company, management believes that it will be able to conclude these matters in a reasonable period.

Note D – Inventory

      Core and raw materials inventory are stated at the lower of cost or market. The Company determines the market value of cores based on consideration of current core broker prices. Such values are normally less than the core value credited to customers’ accounts when cores are returned to the Company as trade-ins. Finished goods costs include core, raw materials, labor, and overhead. An allowance for obsolescence is provided to reduce the carrying value of inventory to its estimated market value.

Inventory is comprised of the following at March 31:

	2003	2002

Raw materials and cores	$20,197,000	$23,292,000
Work-in-process	719,000	1,286,000
Finished goods	10,232,000	13,407,000

	31,148,000	37,985,000
Less allowance for excess and obsolete inventory	(3,565,000)	(3,715,000)

Total	$27,583,000	$34,270,000

Note E – Plant and Equipment

      Plant and equipment, at cost, are as follows at March 31:

	2003	2002

Machinery and equipment	$12,412,000	$11,949,000
Office equipment and fixtures	4,539,000	5,031,000
Leasehold improvements	2,619,000	2,782,000

	19,570,000	19,762,000
Less accumulated depreciation and amortization	(14,342,000)	(12,819,000)

Total	$5,228,000	$6,943,000

Note F – Capital Lease Obligations

      The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases. The cost and accumulated amortization of capital lease assets included in plant and equipment was $6,104,000 and $4,414,000, respectively, at March 31, 2003 and $5,979,000 and $3,506,000, respectively at March 31, 2002.

      Future minimum lease payments at March 31, 2003 for the capital leases are as follows:

Year Ending March 31

2004	$855,000
2005	112,000
2006	74,000
2007	33,000
2008	6,000

Total minimum lease payments	1,080,000
Less amount representing interest	56,000

Present value of future minimum lease payment	1,024,000
Less current portion	(209,000)

$815,000

Note G – Line of Credit

      On December 20, 2002, the Company obtained a new line of credit which provides for borrowings up to the lesser of (i) $25,000,000 or (ii) its borrowing base, which consists of 75% of the Company’s qualified accounts receivable plus up to $10,000,000 of qualifying inventory. The Company paid the new lender a loan origination fee of $125,000 which has been deferred and is being amortized over 36 months. As a result of this refinancing, the Company’s previous lender waived restructuring fees in the amount of $655,000 which were incurred in connection with an earlier restructuring of the Company’s prior lending arrangement and which were to be paid if the Company did not secure a new lending source by December 31, 2002. The unamortized portion of the refinancing fee of $447,000 and the related liability of $655,000 were recorded in the income statement, resulting in a net credit of $208,000 recorded to interest expense.

      At March 31, 2003 the Company’s borrowing base was $19,080,000, and the Company had borrowed $9,932,000 of this amount and reserved an additional $1,971,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. As such, the Company had availability under its line of credit of $7,177,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds rate plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between –. 25% and .25% that fluctuates based upon the Company’s cash flow coverage ratio or (ii) LIBOR or IBOR, as adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon the Company’s cash flow coverage ratio. At March 31, 2003, $6,000,000 of the Company’s available credit facility was calculated based upon the six-month IBOR + 2.00% and $3,932,000 was calculated based upon the bank’s prime rate + .25%. On March 31, 2003 IBOR was 1.32% while the bank’s prime rate was 3.75%; therefore, the Company’s interest rates for the IBOR and the prime rate portions of the credit facility were 3.32% and 4.00%, respectively.

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

      The Company has an agreement executed on June 26, 2002 with one of its customer’s banks, whereby the Company has the option to sell this customer’s receivables to the bank, at an agreed upon discount set at the time the receivables are sold. The discount has ranged from .53% to 1.51% during 2003, and has allowed the Company to accelerate collection of the customer’s receivables aggregating $24,000,000 by an average of 51 days. The Company has benefited from this agreement by reducing its line-of-credit by more than $3,000,000.

Note H – Stock Adjustments

      Stock adjustments are allowed under the terms of certain Company agreements or in accordance with industry practice. Customer’s request stock adjustments when the inventory level of certain product lines exceeds their anticipated sales level to their end-user customers.

      Due to current and expected changes in customer return patterns, the Company now provides an allowance for anticipated stock adjustments. The costs associated with stock adjustments are charged against this allowance. The allowance is reviewed quarterly, together with customer input, to determine if the allowance should be adjusted. The Company has recorded an allowance of $794,000 and $609,000 at March 31, 2003 and 2002, respectively.

Note I – Accumulated Other Comprehensive Loss

      Accumulated other comprehensive loss consists of the following at March 31:

	2003	2002	2001

Foreign currency translation	$(76,000)	$(81,000)	$(68,000)
Unrealized losses on investments	(31,000)	(31,000)	(20,000)

	$(107,000)	$(112,000)	$(88,000)

Note J – Employment Agreements and Bonus Plan

      The Company has employment agreements with key employees, expiring at various dates through March 31, 2006. The employment agreements provide for annual base salaries aggregating $1,033,000. In addition, some of these employees were granted options pursuant to the Company’s stock option plans for the purchase of 338,250 shares of common stock at exercise prices ranging from $0.93 to $3.60 per share.

      The Company has a bonus plan for certain employees. The majority of bonuses are calculated as a percentage of net income before taxes, ranging from 1.0% to 6.67% of this amount. The bonus percentage varies according to the percentage increase in earnings before income taxes and other predetermined parameters. The bonus for the years ended March 31, 2003, 2002 and 2001 was $1,494,000, $1,682,000 and $168,000, respectively.

Note K — Commitments

      The Company leases office and warehouse facilities in California and Tennessee under operating leases expiring through 2007. Certain leases contain escalation clauses for real estate taxes and operating expenses. At March 31, 2003, the remaining future minimum rental payments under the above operating leases are as follows:

Year ending March 31,

2004	1,152,000
2005	1,153,000
2006	1,146,000
2007	1,132,000
Thereafter	—

$4,583,000

      During fiscal years 2003, 2002 and 2001, the Company incurred total lease expenses of $1,150,000, $1,497,000 and $1,688,000, respectively.

      The Company entered into a five-year agreement with one of its major customers in March, 2003 whereby the Company was designated as the primary supplier for all remanufactured Import alternators and starters purchased by this customer. In consideration for this contract, the Company agreed to issue credits to this customer of approximately $5,014,000 at various times over the life of this five-year period. With the execution of this agreement, the Company recognized a charge against gross revenues of $1,626,000 in fiscal 2003, received inventory valued at $406,000 and an update order from this customer and agreed to assist this customer with their efforts to reduce their warranties by participating in a warranty reduction program. The balance of the marketing allowance of $2,982,000 will be recognized as a charge against gross revenues over a five-year period.

Note L — Major Customers

     The Company’s three largest customers accounted for the following total percentage of accounts receivable and sales for the fiscal year ended:

	2003	2002	2001

Net Sales	91%	86%	69%
Accounts Receivable	93%	75%	73%

Note M – Income Taxes

     The income tax benefit (expense), for the years ended March 31, 2003, 2002 and 2001 is as follows:

	2003	2002	2001

Current tax benefit (expense)
Federal	$821,000	$1,004,000	$—
State	(67,000)	—	(13,000)

Total current tax benefit (expense)	754,000	1,004,000	(13,000)

Deferred tax benefit
Federal	3,703,000	2,610,000	—
State	568,000	390,000	—

Total deferred tax benefit	4,271,000	3,000,000	—

Total income tax benefit (expense)	$5,025,000	$4,004,000	$(13,000)

     Deferred income taxes consist of the following at March 31:

	2003	2002

Assets
Net operating loss carry-forwards	$6,356,000	$3,542,000
Inventory valuation	4,183,000	5,619,000
Inventory accounting method change	—	5,066,000
Allowance for customer discounts and bad debts	690,000	475,000
Inventory capitalization	54,000	43,000
Vacation pay	194,000	180,000
Deferred compensation	90,000	107,000
Accrued bonus	132,000	310,000
Other	5,000	5,000

	11,704,000	15,347,000

Liabilities
Deferred state tax	(457,000)	—
Accelerated depreciation	(726,000)	(848,000)

Net deferred tax assets	10,521,000	$14,499,000
Less: valuation allowance	—	(8,249,000)

	$10,521,000	$6,250,000

     The Company eliminated the valuation allowance for deferred tax assets of $8,249,000 in 2003 and reduced the allowance by $5,971,000 in 2002. In 2001, the valuation allowance increased by $691,000. Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the future operating results of the Company, and there can no assurance that such results will be achieved. Management continually reviews such forecasts in comparison with actual results. At March 31, 2003, the Company had federal and state net operating loss carry forwards of $17,110,000 and $6,795,000, respectively, which expire in varying amounts through 2023.

     The Job Creation and Work Assistance Act of 2002 (the “Act”) was passed by Congress and then signed by the President on March 9, 2002. One of the provisions of the Act extends the carry-back period five years for losses arising in years ending during 2001 and 2002. Under the new tax law, the Company received $821,000 in tax refunds that were recorded in fiscal 2003 related to the five-year carry-back provision of the act.

     The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	2003	2002	2001

Statutory federal income tax rate	34%	34%	(34)%
State income tax rate	5%	5%	(5)%
Change in tax law	(15)%	(13)%	(13)%
Valuation allowance	(114)%	(78)%	39%

	(90)%	(52)%	(52)%

Note N — Stock Options

     In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years.

     At the Company’s Annual Meeting of Shareholders held on November 8, 2002 the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2003, there were 895,375 options outstanding under the 1994 Plan and 54,375 options were available for grant.

     In August 1995, the Company adopted the Non-employee Director Stock Option Plan (the “Directors Plan”) which provides for the granting of options to directors to purchase a total of 15,000 shares of the Company’s common stock. Options to purchase 15,000 shares have been granted under the Director’s Plan as of March 31, 2003.

     In September 1997, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), under which it is authorized to issue non-qualified stock options and incentive stock options to key employees, consultants and directors to purchase a total of 30,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. Options to purchase 30,000 shares have been granted under the 1996 Plan as of March 31, 2003.

     Summary of stock option transactions is as follows:

		Weighted Average
	Number of Shares	Exercise Price

Outstanding at 3/31/00	684,250	$9.71
Granted	31,000	$0.99
Exercised	0	$0
Forfeited	(61,875)	$11.41

Outstanding at 3/31/01	653,375	$9.16
Granted	591,500	$2.63
Exercised	0	$0
Cancelled	(451,000)	$11.29

Outstanding at 3/31/02	793,875	$2.87
Granted	154,500	$2.38
Exercised	0	$0
Cancelled	(8,000)	$1.87

Outstanding at 3/31/03	940,375	$2.82

     The following table summarizes information about the options outstanding at March 31, 2003:

	Options Outstanding			Options Exercisable

					Weighted
		Weighted Average			Average
					Exercise
Range of Exercise Prices	Shares	Exercise Price	Remaining Life in Years	Shares	Price

$0.93 to $1.21	178,500	$1.08	8.24	178,500	$1.08
$2.20 to $3.15	734,000	$2.88	8.51	734,000	$2.88
$8.13 to $11.88	15,000	$8.05	3.75	15,000	$8.05
$12.00 to $19.13	12,875	$17.56	4.24	12,875	$17.56

	940,375			940,375

Note O — Litigation

     On September 18, 2002, the Securities and Exchange Commission filed a civil suit against the Company and its former chief financial officer, Peter Bromberg, arising out of the SEC’s investigation into the Company’s financial statements and reporting practices for fiscal years 1997 and 1998. Simultaneously with the filing of the SEC Complaint, the Company agreed to settle the SEC’s action without admitting or denying the allegations in the Complaint. Under the terms of the settlement agreement, the Company is subject to a permanent injunction barring the Company from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon the Company in connection with this settlement with the SEC. The SEC’s case against Bromberg has not been settled. In addition, the United States Attorney’s Office for the Central District of California filed criminal charges against Bromberg on September 18, 2002 relating to his alleged role in the actions that form the basis for the SEC’s Complaint. Bromberg has pled guilty to these criminal charges and is awaiting sentencing.

     The United States Attorney’s Office has informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint. The U.S. Attorney’s Office is, however, continuing its investigation into the events involved in the SEC’s Complaint. The Company has been informed that the U.S. Attorney’s Office has named Richard Marks as a target of its investigation. During the 1997 and 1998 periods under investigation, Mr. Marks served as the Company’s President and COO. Mr. Marks is currently an advisor to the Company’s Chief Executive Officer and Board of Directors.

     The Company has settled the class action lawsuit that had been filed against the Company in the United States District Court, Central District of California, Western Division. The class action lawsuit alleged that, over a four-year period during 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the class action plaintiffs have received $7,500,000. Of this amount, the Company’s directors and officer’s insurance carrier paid $6,000,000 and the Company has paid the balance. Final approval of this settlement was entered into Court Records on September 18, 2001 and all parties have exchanged releases in connection with this settlement.

     To finance the Company’s portion of the settlement, the Company and Mel Marks, the Company’s founder and a board member, entered into a stock purchase agreement. Under the terms of this agreement, Mr. Marks purchased shares of the Company’s common stock as of September 19, 2001. The total purchase price for the stock was $1,500,000. The price per share was $1.00. The valuation firm that the Company engaged to render a fairness opinion of this transaction concluded that this price per share was fair to the Company’s shareholders, from a financial point of view. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date that Mr. Marks agreed to provide $1,500,000 to the Company to finance a portion of the class action settlement. On that date, the Company did not have the resources to pay their portion of the settlement from cash flow from operations and was required to raise these funds from an external source.

     On January 20, 2000, the Securities and Exchange Commission issued a formal order of investigation with respect to the Company. In this order, the SEC authorized an investigation into, among other things; the accuracy of the financial information previously filed with the Commission and potential deficiencies in the Company’s records and system of internal control. The SEC investigation is proceeding. There can be no assurance with respect to the outcome of the SEC’s investigation. The United States Attorney’s Office for the Central District of California is conducting a similar investigation.

     We are current with respect to filing all of our required reports to the SEC on time for the past 24 months. However, only four years of financial data is available due to a required restatement of our financials for fiscal year ended 2000. At that time, due to cost and time constraints, only the balance sheet was restated for fiscal year 1999 and therefore, only four years of financial information is available. The SEC is aware of this fact and has reminded the Company that it has the authority to revoke or suspend the Company’s registration under the Securities Exchange Act of 1934 as a result of this non-compliance situation, which SEC action would prevent sales of the Company’s common stock through broker/dealers.

     The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

     Note P – Related Party Transactions

     The Company has entered into agreements with three members of its Board of Directors, Messrs. Selwyn Joffe, Mel Marks and Doug Horn.

     In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is paid an annual consulting fee of $350,000 per year. The Company can terminate this arrangement at any time.

     Effective December 1, 1999, the Company entered into a consulting agreement with Mr. Selwyn Joffe, the Chairman of the Board of the Company, pursuant to which he has been retained as a consultant to provide oversight, management, strategic and other advisory services to the Company. The consulting agreement was scheduled to expire on June 1, 2001 but has been extended by mutual agreement through June 1, 2003 and provides for annual compensation to Mr. Joffe in the amount of $160,000. As additional consideration for the consulting services, Mr. Joffe was granted an option to purchase 40,000 shares of the Company’s Common Stock pursuant to the Company’s 1994 Stock Option Plan. Of these options, 20,000 options were exercisable on the date of grant and the remaining 20,000 options were fully vested on the first anniversary of the date of grant. The options have an exercise price of $2.20 per share and expire ten (10) years after the grant date.

     Mr. Joffe and the Company entered into an additional consulting services agreement dated as of May 9, 2002, providing for Mr. Joffe to assist us in considering and pursuing potential transactions and relationships intended to enhance stockholder value. In connection with this arrangement, we agreed to pay Mr. Joffe an additional $10,000 per month for one year and 1% of the value of any transactions, which close by the second anniversary of the agreement, less any monthly fees, paid. This agreement remained in effect until February 14, 2003 at which time Mr. Joffe accepted his current position as President and Chief Executive Officer in addition to serving as the Chairman of the Board of Directors. Mr. Joffe’s current agreement calls for an annual salary of $500,000, the continuation of his prior agreement relative to payment of 1% of the value of any transactions which close by March 31, 2006 along with a car allowance and other compensation generally provided to our other executive staff members. In addition, Mr. Joffe was awarded 100,000 Stock Options effective March 3, 2003 at a strike price of $2.16. Unless otherwise extended, this contract expires on March 31, 2006.

     The Company has agreed to pay Mr. Horn $120,000 per year for serving as the Chairman of the Company’s Audit, Compensation and Ethics Committees respectively.

Note Q – Unaudited Quarterly Financial Data

     The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2003:

	First	Second	Third	Fourth
FY 2003	Quarter	Quarter	Quarter	Quarter
Net Sales	$48,405,000	$44,456,000	$40,115,000	$34,550,000
Gross Margin	5,181,000	4,858,000	5,194,000	2,158,000
Total Operating Expenses	2,593,000	2,442,000	2,937,000	2,475,000
Operating Income / (Loss)	2,588,000	2,416,000	2,257,000	(317,000)
Interest expense — net	616,000	872,000	(270,000)	126,000
Income tax (expense) benefit	(1,000)	—	695,000	4,331,000

Net Income	$1,971,000	$1,544,000	$3,222,000	$3,888,000

Basic income per share	$0.25	$0.19	$0.40	$0.49
Diluted income per share	$0.23	$0.18	$0.38	$0.45

Significant 4th Quarter Adjustments: The Company’s fiscal year 2003 operating results were impacted by the Company’s recording of a $4,331,000 tax benefit in the fourth quarter of fiscal 2003 associated with a reduction in the valuation allowance for net deferred tax assets.

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2002:

	First	Second	Third	Fourth
FY 2002	Quarter	Quarter	Quarter	Quarter
Net Sales	$42,251,000	$49,229,000	$38,837,000	$41,723,000
Gross Margin	4,581,000	6,378,000	3,753,000	5,863,000
Total Operating Expenses	2,435,000	2,624,000	1,647,000	2,628,000
Operating Income	2,146,000	3,754,000	2,106,000	3,235,000
Interest expense — net	1,237,000	954,000	806,000	559,000
Income tax (expense) benefit	(1,000)	—	—	4,005,000

Net Income	$908,000	$2,800,000	$1,300,000	$6,681,000

Basic income per share	$0.14	$0.42	$0.16	$0.84
Diluted income per share	$0.13	$0.40	$0.15	$0.79

Significant 4th Quarter Adjustments: The Company’s fiscal year 2002 operating results were impacted by the Company’s recording of a $3,000,000 tax benefit in the fourth quarter of fiscal 2002 associated with a reduction in the valuation allowance for net deferred tax assets.

Schedule II – Valuation and Qualifying Accounts

     Accounts Receivable – Bad Debt Allowance

			Charged to
		Balance at	(Recovery)		Balance at
For the Year		Beginning	Bad Debts	Accounts	End of
Ended March 31	Description	of Period	Expense	Written Off	Period

2003	Accounts receivable allowance	$326,000	$(104,000)	$135,000	$87,000
2002	Accounts receivable allowance	149,000	412,000	235,000	326,000
2001	Accounts receivable allowance	319,000	(36,000)	134,000	149,000

     Inventory

For the Year		Balance at
Ended		Beginning of	Reserve Charged	Inventory	Balance at
March 31	Description	Period	to Income	Written Off	End of Period

2003	Allowance for obsolescence	$3,715,000	$1,550,000	$1,700,000	$3,565,000
2002	Allowance for obsolescence	4,253,000	1,440,000	1,978,000	3,715,000
2001	Allowance for obsolescence	5,256,000	316,000	1,319,000	4,253,000