Form 10-Q
period 2003-06-30
MOTORCAR PARTS & ACCESSORIES INC
filed 2003-08-14
CIK 918251

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-23538

MOTORCAR PARTS & ACCESSORIES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code

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

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.)

Yes [   ] No [X]

There were 8,012,155 shares of Common Stock outstanding at August 11, 2003.

MOTORCAR PARTS & ACCESSORIES

INDEX

Page

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of June 30, 2003 (unaudited) and March 31, 2003	3
Consolidated Statements of Operations (unaudited) for the three month periods ended June 30, 2003 and 2002	4
Consolidated Statements of Cash Flows (unaudited) for the three month periods ended June 30, 2003 and 2002	5
Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Market Risk Disclosure	16
Item 4. Controls and Procedures	16
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K	17
Signatures	17

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Balance Sheets

	June 30,	March 31,
	2003	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$998,000	$1,307,000
Short term investments	205,000	162,000
Accounts receivable — net	11,035,000	12,764,000
Inventory — net	26,008,000	27,583,000
Income tax refund receivable	28,000	28,000
Prepaid expenses and other current assets	734,000	577,000

Total current assets	39,008,000	42,421,000

Plant and equipment — net	5,216,000	5,228,000
Deferred tax asset	10,177,000	10,521,000
Other assets	1,108,000	1,112,000

TOTAL ASSETS	$55,509,000	$59,282,000

LIABILITIES
Current liabilities:
Accounts payable	$8,895,000	$8,082,000
Accrued liabilities	3,344,000	2,559,000
Line of credit	4,450,000	9,932,000
Deferred compensation	205,000	214,000
Other current liabilities	40,000	18,000
Provision for income taxes	80,000	—
Current portion of capital lease obligations	608,000	815,000

Total current liabilities	17,622,000	21,620,000
Capitalized lease obligations, less current portion	438,000	209,000

Total liabilities	18,060,000	21,829,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,020,455 and 7,960,455 shares issued and outstanding at June 30, 2003 and March 31, 2003	80,000	80,000
Additional paid-in capital	52,819,000	53,126,000
Accumulated other comprehensive loss	(144,000)	(107,000)
Accumulated deficit	(15,306,000)	(15,646,000)

Total shareholders’ equity	37,449,000	37,453,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$55,509,000	$59,282,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Net sales	$37,102,000	$48,405,000
Cost of goods sold	33,000,000	43,224,000

Gross Margin	4,102,000	5,181,000

Operating expenses:
General and administrative	2,362,000	2,149,000
Sales and marketing	293,000	302,000
Research and development	144,000	142,000

Total operating expenses	2,799,000	2,593,000

Operating income	1,303,000	2,588,000
Interest expense — net	293,000	616,000

Income before income taxes	1,010,000	1,972,000
Provision for income taxes	330,000	1,000

Net income	$680,000	$1,971,000

Basic net income per share	$.08	$.25

Diluted net income per share	$.08	$.23

Weighted average number of shares outstanding:
- basic	8,001,334	7,960,455
- diluted	8,082,152	8,633,921

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income	$680,000	$1,971,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities
Depreciation and amortization	604,000	606,000
Provision for deferred income taxes	344,000	—
(Increase) decrease in:
Accounts receivable	1,729,000	(10,202,000)
Inventory	1,575,000	2,682,000
Prepaid expenses and other current assets	(157,000)	(834,000)
Other assets	4,000	60,000
Increase (decrease) in:
Accounts payable and accrued expenses	1,598,000	1,730,000
Deferred compensation	(9,000)	(15,000)
Other liabilities	103,000	2,503,000

Net cash provided by (used in) operating activities	6,471,000	(1,499,000)

Cash flows from investing activities:
Purchase of plant and equipment	(593,000)	(164,000)
Change in short term investments	(43,000)	15,000

Net cash used in investing activities	(636,000)	(149,000)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	(5,482,000)	3,028,000
Payments under term loan	—	(1,000,000)
Payments on capital lease obligation	22,000	(248,000)
Repurchase of warrants and stock options	(647,000)	—

Net cash (used in) provided by financing activities	(6,107,000)	1,780,000

Effect of exchange rate changes on cash	(37,000)	(111,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(309,000)	21,000
CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD	1,307,000	92,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$998,000	$113,000

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$293,000	$556,000
Income taxes	$1,000	$1,000
Non-cash investing and financing activities:
Property acquired under capital lease	$277,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Condensed Notes to Consolidated Financial Statements
June 30, 2003 and 2002
(Unaudited)

NOTE A — The Company and its Significant Accounting Policies:

     Motorcar Parts & Accessories, Inc., and its subsidiaries (the “Company”), remanufacture and distribute alternators and starters and assemble and distribute spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada. The Company also sells after-market alternators and starters to a major automotive manufacturer.

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

The accompanying consolidated financial statements include the accounts of Motorcar Parts & Accessories, Inc. and its wholly owned subsidiaries, MVR Products Pte. Ltd. and Unijoh Sdn. Bhd. All significant intercompany accounts and transactions have been eliminated.

[2]	Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

[3]	Revenue Recognition:

The Company recognizes revenue when performance by the Company is complete. Revenue is recognized when all of the following criteria are met according to SAB 101, Revenue Recognition:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable,

•	Collectibility is reasonably assured.

For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized two days after the date of shipment. Revenue is recognized for the “unit value”, representing the remanufactured value-added portion, plus the “core value”, representing the assigned value of the core.

During the three months ended June 30, 2003, we began to make available products on consignment. For consignment inventory, revenue is recognized when the customer notifies us that it has sold a specifically identified product to another person or entity. Our customer bears risk of loss of any consigned product from any cause whatsoever, from the time possession is taken until a third party customer purchases the product.

NOTE B — Inventory

     Inventory is comprised of the following:

	June 30,	March 31,
	2003	2003

	(Unaudited)
Raw materials and cores	$19,301,000	$20,197,000
Work-in-process	693,000	719,000
Finished goods	9,988,000	10,232,000

	29,982,000	31,148,000
Less allowance for excess and obsolete inventory	(3,974,000)	(3,565,000)

	$26,008,000	$27,583,000

     At June 30, 2003 the Company had consignment inventory of $1,927,000 related to a new product line.

NOTE C — Line of Credit; Factoring Agreement

     The Company’s three year line of credit facility provides for borrowings up to the lesser of (i) $25,000,000 or (ii) its borrowing base, which consists of 75% of the Company’s qualified accounts receivable plus up to $10,000,000 of qualifying inventory. The Company paid the lender a loan origination fee in December 2002 of $125,000 which has been deferred and is being amortized over 36 months.

     At June 30, 2003 the Company’s borrowing base was $16,028,000 and the Company had borrowed $4,450,000 of this amount and reserved an additional $1,971,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. As such, the Company had availability under its line of credit of $9,607,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds rate plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between -.25% and .25% that fluctuates based upon the Company’s cash flow coverage ratio or (ii) LIBOR or IBOR, adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon the Company’s cash flow coverage ratio. At June 30, 2003, $3,000,000 of the Company’s outstanding borrowings was calculated based upon six-month IBOR + 2.00% and $1,450,000 was calculated based upon the bank’s prime rate. On June 30, 2003 IBOR was .97% while the bank’s prime rate was 3.75%; therefore, the Company’s interest rates for the IBOR and the prime rate portions of the credit facility were 2.97% and 3.75% respectively.

     The bank loan agreement includes various financial conditions, including minimum levels of tangible net worth, cash flow coverage and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, the Company pays a fee of ..25% per year on any difference between the commitment and the outstanding amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period.

     The Company has an agreement executed on June 26, 2002 with one of its customer’s banks, whereby the Company has the option to sell this customer’s receivables to the bank, at an agreed upon discount set at the time the receivables are sold. The discount has ranged from .12% to 1.43% during the three months ended June 30, 2003 and has allowed the Company to accelerate collection of the customer’s receivables aggregating $13,228,000 by approximately 120 days. On an annualized basis, the weighted average discount rate on the receivables sold to the bank during the three months ended June 30, 2003 was 3.01%.

NOTE D — Net Income Per Share

     Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and assumes that all potential dilutive securities were converted at the beginning of the period. Net income per share data for the three months ended June 30, 2003 and 2002 is as follows (unaudited):

	June 30, 2003	June 30, 2002

Net Income	$680,000	$1,971,000

Basic Weighted Average Shares Outstanding	8,001,334	7,960,455

Basic Net Income Per Share	$.08	$.25

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	8,001,334	7,960,455
Dilutive Effect of Stock Options and Warrants	80,818	673,466

Dilutive Weighted Average Shares Outstanding	8,082,152	8,633,921

Diluted Net Income Per Share	$.08	$.23

NOTE E — Litigation

     On September 18, 2002, the Securities and Exchange Commission filed a civil suit against the Company and its former chief financial officer, Peter Bromberg, arising out of the SEC’s investigation into the Company’s financial statements and reporting practices for fiscal years 1997 and 1998. Simultaneously with the filing of the SEC Complaint, the Company agreed to settle the SEC’s action without admitting or denying the allegations in the Complaint. Under the terms of the settlement agreement, the Company is subject to a permanent injunction barring the Company from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon the Company in connection with this settlement with the SEC. The Company has been advised that a settlement between the SEC and Mr. Bromberg is pending. In addition, the United States Attorney’s Office for the Central District of California filed criminal charges against Mr. Bromberg on September 18, 2002 relating to his alleged role in the actions that form the basis of the SEC’s Complaint. Mr. Bromberg has pled guilty to these criminal charges and is awaiting sentencing.

     The United Statement Attorney’s Office has informed the Company that is does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint. The U.S. Attorney’s Office is, however, continuing its investigation into the events involved in the SEC Complaint. The Company has been informed that the U.S. Attorney’s Office has named Richard Marks as a target of its investigation. During the 1997 and 1998 periods under investigations, Mr. Marks served as the Company’s President & COO. Mr. Marks is currently an advisor to the Company’s Chief Executive Officer and Board of Directors.

     The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

NOTE F — Shareholders’ Equity

     During the three months ended June 30, 2003, the Company paid to its former lender $700,000 to cancel a warrant to purchase 400,000 shares of its stock. This transaction resulted in a reduction of $340,000 in retained earnings and $360,000 in additional paid in capital.

     During the three months ended June 30, 2003, options to purchase 60,000 shares of stock at $1.10 per share were exercised. Additionally, the Company paid $12,000 to its former CEO to cancel an option to purchase 60,000 shares at $2.50 per share.

     The following table shows the effect of these transactions on additional paid in capital:

Beginning balance April 1, 2003	$53,126,000
Purchase and cancellation of a warrant to purchase 400,000 shares	(360,000)
Exercise of an option to purchase 60,000 shares	65,000
Purchase and cancellation of an option to purchase 60,000 shares	(12,000)

Ending balance June 30, 2003	$52,819,000

NOTE G — Marketing Allowance

     The Company records the cost of marketing allowances in accordance with the Emerging Issues Task Force (EITF) 01-9 “Accounting for Consideration Given by a Vendor to a Customer”. Under the EITF, voluntary marketing allowances related to a single exchange of product are recorded as a reduction of sales in the period the related revenues are recognized. Other marketing allowances are recorded as a reduction over the life of the contract. For the three months ended June 30, 2003, the Company recorded a reduction in revenues of $703,000 attributable to marketing allowances. Additional marketing allowances of $2,263,000 will be recognized monthly through January 2008 as credits are issued to the customer and the related revenues are recognized.

NOTE H — Income Taxes

     The provision for income taxes for the three months ended June 30, 2003 represents estimated federal and state income taxes of $343,000 and $80,000, respectively, which was reduced by a $93,000 federal income tax refund for the fiscal year ended March 31, 1997 as a result of net operating loss carry-back provisions provided by the Job Creation and Work Assistance Act of 2002. The estimated federal tax liability has been offset by the deferred tax asset.

NOTE I — Customer Concentration

     The Company is substantially dependent upon sales to four major customers. During the three months ended June 30, 2003 sales to these four customers constituted approximately 99.2% of the Company’s total sales. During the same period in fiscal 2003, sales to the Company’s top five customers totaled approximately 95.1% of the Company’s total sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon the Company. In addition, the concentration of the Company’s sales and the competitive environment in which the Company operates has increasingly limited the Company’s ability to negotiate favorable prices and terms for its products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Critical Accounting Policies

     The discussion and analysis of the Company’s financial condition and results of operations is based upon the Company’s consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, the Company evaluates estimates, including those related to the valuation of inventory and stock adjustments, for reasonableness. The Company bases its estimates on historical experience and on various other assumptions that management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

     Management believes that the stock adjustments, reserves for excess and obsolete inventory and the lower of cost or market valuation of core inventory are among the most critical accounting policies that impact the Company’s consolidated financial statements.

     Under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory level of certain product lines exceed the anticipated level of sales to end-user customers. These adjustments are made when we accept into inventory these customers’ overstocks, which do not occur at any specific time during the year. During the three months ended June 30, 2003 we expensed $374,000 in cost of goods sold and reduced the stock adjustment reserve by $785,000. The reserve for stock adjustments was $383,000 and $794,000 as of June 30, 2003 and March 31, 2003, respectively. The allowance policy is reviewed quarterly looking back at a rolling 12 months to determine if the accrual should be adjusted.

     We take a systematic approach in establishing a reserve for our excess and obsolete inventory. The reserve is based upon our knowledge of the industry, communication with core brokers and suppliers, scrap value and discussions with our customers, and is computed based upon historical usage and a product’s life cycle. This reserve account increased during the first quarter of fiscal 2004 by $409,000 from $3,565,000 as of March 31, 2003 to $3,974,000 as of June 30, 2003. This increase is the result of excess and slow moving inventory received from our customers during the three months ended June 30, 2003.

     We adjust the value of cores in three ways, (1) when purchases constitute 25% or more of quantity on hand, then a weighted average cost is applied, (2) cores not adjusted for purchases in (1), are adjusted every six months based on a comparison to core broker prices. All cores that have a difference between the carrying value and the quoted core broker price of 35% or greater are adjusted to reflect the change in market value, and (3) a valuation reserve is maintained for those cores not adjusted by the above policies. This reserve is based upon the inherent value of cores, which we estimate have a life cycle of 20 years. This reserve account increased in the first quarter of 2004 by $112,000 from $37,000 as of March 31, 2003 to $149,000 as of June 30, 2003. This valuation allowance is combined with excess and obsolete inventory reserve for financial reporting purposes.

Recent Accounting Pronouncements

     In May 2003 FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial position or results of its operations.

     In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003. Management believes the implementation of EITF 00-21 will not have a material effect on the Company’s financial statements.

Selected Financial Data

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Three Months Ended
	June 30,

	2003	2002

Net sales	100.0%	100.0%
Cost of goods sold	88.9%	89.3%

Gross margin	11.1%	10.7%
General and administrative expenses	6.4%	4.4%
Sales and marketing expenses	0.8%	0.6%
Research and development expenses	0.4%	0.3%

Operating income	3.5%	5.4%
Interest expense — net of interest income	0.8%	1.3%
Provision for income taxes	0.9%	—

Net income	1.8%	4.1%

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

     Net sales for the three months ended June 30, 2003 were $37,102,000 a decrease of $11,303,000 or 23.4% over the three months ended June 30, 2002 sales of $48,405,000. This decrease reflects the following factors: (1) with respect to one major customer, the consignment of inventory agreement we entered into for a new product line resulted in what we expect will be a shift of approximately $3,900,000 of sales to subsequent periods; (2) management believes that the same customer did not place an anticipated update order while implementing its consignment program, resulting in lost or possibly deferred sales of $1,600,000; (3) the loss of $3,348,000 of sales to a customer’s distribution center and its supported retail stores, a distribution center the Company supplied in fiscal 2003 and no longer supplies; and (4) the loss of $2,395,000 representing sales made in the first quarter of fiscal 2003 to a customer that has since been lost. In addition, we believe that first quarter 2004 sales were negatively impacted by a meaningful but unknown amount, reflecting the lack of extremely hot weather conditions during this period.

     Net sales were reduced by a marketing allowance of $703,000 we provided to one of our customers during the three months ended June 30, 2003 as part of an agreement for a five year contract. For the three months ended June 30, 2003, sales to this customer increased by $1,438,000 over the same period in 2002. The remaining balance of the marketing allowance of $2,269,000 will be recognized monthly as credits are issued through January 31, 2008.

     Reflecting in part product and process improvement initiatives, warranty returns and allowances, which are netted against sales, improved to 19.5% of sales for the three months ended June 30, 2003 as compared to 21.2% of sales for the three months ended June 30, 2002. We are unable to estimate whether this improvement in warranty returns and allowances can be sustained.

     As a percentage of net sales, cost of goods sold decreased during the three months ended June 30, 2003 to 88.9% when compared to 89.3% for the three months ended June 30, 2002. This decrease is principally attributable to lowered production costs that we are realizing from our manufacturing efficiencies and improved productivity due to the Company’s initiation of “Lean Manufacturing” practices. As of June 30, 2003 the Company was producing 85% of product in lean cells.

     General and administrative expenses for the three months ended June 30, 2003 amounted to $2,362,000 which represents an increase of $213,000 or 9.9% from the prior year three months ended June 30, 2002 of $2,149,000. This represents increased legal fees of $348,000 we incurred pursuant to indemnification agreements entered into in conjunction with the SEC’s and the U.S. Attorney’s investigations and $40,000 of software upgrade costs we incurred during the first quarter of fiscal 2004. This was offset by a decrease in executive salaries during the three months ended June 30, 2003 of $202,000.

     Sales and marketing expenses decreased over the periods by $9,000 or 3.0% to $293,000 for the three months ended June 30, 2003 from $302,000 for the three months ended June 30, 2002. Research and development expenses increased over the periods by $2,000 or 1.4% to $144,000 for the three months ended June 30, 2003 from $142,000 for the three months ended June 30, 2002. The expenses in both these departments remained relatively the same from quarter to quarter.

     For the three months ended June 30, 2003, we recognized income tax expense of $423,000, which was reduced by a $93,000 federal income tax refund from the fiscal year ended March 31, 1997. By comparison, the Company had net operating losses for book purposes, which it was able to use for the three months ended June 30, 2002. Therefore, only $1,000 of minimum state tax was recognized for that period. For income tax purposes, the Company has available $17,000,000 in net operating losses for fiscal 2004 and future years.

     For the three months ended June 30, 2003 interest expense net of interest income was $293,000. This represents a decrease of $323,000 or 52.4% over net interest expense of $616,000 for the three months ended June 30, 2002. This decrease is the result of lower interest rates and lower outstanding loan balances. Our outstanding loan balances were $5,496,000 as of June 30, 2003 as compared to $31,993,000 as of June 30, 2002 a reduction of $26,497,000 over the twelve month period. Interest expense was comprised principally of interest on the Company’s line of credit facility and capital leases. During the three months ended June 30, 2003, we reduced our outstanding loan balances by $5,460,000 from $10,956,000 to $5,496,000.

Liquidity and Capital Resources

     The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. At June 30, 2003 the Company’s borrowing base was $16,028,000 and the Company had borrowed $4,450,000 of this amount and reserved an additional $1,971,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. As such, the Company had availability under its line of credit of $9,607,000.

     Our liquidity has positively impacted by an agreement executed on June 26, 2002 with one of our customer’s banks. Under this agreement, we have the option to sell this customer’s receivables to the bank, at an agreed upon discount set at the time the receivables are sold. This discount has ranged from .12% to 1.43% during the three months ended June 30, 2003, and has allowed the Company to accelerate collection of the customer’s receivables aggregating $13,228,000 by approximately 120 days. On an annualized basis, the weighted average discount rate on the receivables sold to the bank during the three months ended June 30, 2003 was 3.01%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future.

     Our customers continue to aggressively seek extended payment terms, consignment inventory arrangements, prices concessions and other terms that could adversely affect our liquidity. In this regard we are working with our bank and other financial institutions to increase our liquidity and financial capabilities and, where appropriate, modify the provisions of our bank agreement to accommodate the demands of our customers. There can be no assurance that it will continue in the future.

     Management believes that cash flow from operations together with availability under our credit agreement will be sufficient to meet our working capital needs through fiscal year ended March 31, 2004.

Customer Concentration

     The Company is substantially dependent upon sales to four major customers. During the three months ended June 30, 2003 sales to these four customers constituted approximately 99.2% of the Company’s total sales. During the same three months ended June 30, 2002, sales to the Company’s top five customers totaled approximately 95.1% of the Company’s total sales. Any meaningful reduction in the level of sales to any of these customers or the loss of a customer, deterioration of any Customer’s financial condition could have a materially adverse impact upon the Company. In addition, the concentration of the Company’s sales and the competitive environment in which the Company operates has increasingly limited the Company’s ability to negotiate favorable prices and terms for its products.

Seasonality of Business

     Due to the nature and design as well as the current limits of technology, alternators and starters traditionally fail when operating in extreme conditions. That is, during the summer months, when the temperature typically increases over a sustained period of time, alternators and starters are more apt to fail and thus, an increase in demand for the Company’s products typically occurs. Similarly, during winter months, when the temperature is colder, but not to the same extent as summer months, alternators and starters tend to fail and require replacing immediately, since these parts are mandatory for the operation of the vehicle. As such, summer months tend to show an increase in overall volume with a few spikes in the winter.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in the Company’s relationship with any of its customers, the Company’s failure to meet the financial covenants or the other obligations set forth in its bank credit agreement and the bank’s refusal to waive any such defaults, the Company’s ability to refinance its bank debt at maturity, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs associated with and the anticipated savings from the Company’s consolidation of facilities, the uncertainty of the governmental investigations into the company and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

Item 3. Quantitative and Qualitative Market Risk Disclosure

     Quantitative Disclosures. We are subject to interest rate risk on our existing debt and any future financial requirements. Our variable rate debt relates to borrowings under the Credit Facility (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

     The following table represents the weighted-average interest rates expected on our existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date
(As of June 30, 2003)

	Fiscal 2004	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008

Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility *	$25,000,000	$25,000,000	—	—	—
Interest Rate*	2.97%/3.75%	2.97%/3.75%	—	—	—
Capital lease obligations	$909,000	$187,000	$148,000	$114,000	$14,000
Interest Rate	4.55-11.46%	4.55-10.36%	4.55-10.36%	4.55-10.36%	4.55-9.10%

*	The maximum amount we can borrow under this facility is the lesser of $25,000,000 or our borrowing base. At June 30, 2003, our borrowing base was $16,028,000, and the amount outstanding was $4,450,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between - .25% and .25% that fluctuates based upon our cash flow coverage ratio or (ii) LIBOR or IBOR, as adjusted to take into account any bank reserve requirements, plus a martin of between 2.00% and 2.50% that fluctuates based upon our cash flow coverage ratio.

     Qualitative Disclosures. Our primary exposure relates to (1) interest rate risk on our long-term and short-term borrowings, (2) our ability to pay or refinance our borrowings at maturity at market rates and (3) the impact of interest rate movements on our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we evaluate our financial position on an on-going basis.

     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in two foreign currencies which affect our operations; the Malaysian Ringit, which has been fixed in relation to the U.S. dollar and the Singapore dollar. During the three months ended June 30, 2003, we have experienced a $37,000 loss relative to our transactions involving these two foreign currencies.

Item 4. Controls and Procedures

     The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)), that the Company’s disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it related to the Company and its subsidiaries as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Item 1. Note E to the Consolidated Financial Statements included in Item 1 of Part I and incorporated by reference to this Item 1 of Part II.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b)  Reports on Form 8-K

Current report on Form 8-K dated April 30, 2003 reporting the repurchase of a warrant to purchase 400,000 shares of common stock from Wells Fargo Bank.

Current report on Form 8-K dated June 27, 2003 which reported the Company’s earnings for the fiscal year ended March 31, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS & ACCESSORIES, INC.

Dated: August 14, 2003	By:	/s/ Charles W. Yeagley

Charles W. Yeagley Chief Financial Officer