Form 10-Q
period 2003-09-30
MOTORCAR PARTS & ACCESSORIES INC
filed 2003-11-14
CIK 918251

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO___________.

Commission File No. 0-23538

MOTORCAR PARTS & ACCESSORIES, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code

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

Yes _____ No X .

There were 7,963,201 shares of Common Stock outstanding at November 14, 2003.

MOTORCAR PARTS & ACCESSORIES

INDEX
PART I — FINANCIAL INFORMATION

MOTORCAR PARTS & ACCESSORIES, INC.
Consolidated Balance Sheets

	September 30,	March 31,
	2003	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$8,661,000	$1,307,000
Short term investments	223,000	162,000
Accounts receivable – net	7,683,000	12,764,000
Inventory – net	25,328,000	27,583,000
Income tax refund receivable	—	28,000
Prepaid expenses and other current assets	577,000	577,000

Total current assets	42,472,000	42,421,000
Plant and equipment – net	5,302,000	5,228,000
Deferred tax asset	9,060,000	10,521,000
Other assets	1,068,000	1,112,000

TOTAL ASSETS	$57,902,000	$59,282,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,734,000	$8,082,000
Accrued liabilities	3,545,000	2,559,000
Line of credit	3,000,000	9,932,000
Deferred compensation	229,000	214,000
Other current liabilities	897,000	18,000
Income taxes payable	172,000	—
Current portion of capital lease obligations	412,000	815,000

Total current liabilities	17,989,000	21,620,000
Capitalized lease obligations, less current portion	836,000	209,000

Total liabilities	18,825,000	21,829,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 7,946,955 and 7,960,455 shares issued and outstanding at September 30, 2003 and March 31, 2003	80,000	80,000
Additional paid-in capital	52,825,000	53,126,000
Common stock held in treasury, at cost (79,000 shares)	(296,000)
Accumulated other comprehensive loss	(124,000)	(107,000)
Accumulated deficit	(13,408,000)	(15,646,000)

Total shareholders’ equity	39,077,000	37,453,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$57,902,000	$59,282,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	$83,526,000	$92,861,000	$46,424,000	$44,456,000
Cost of goods sold	72,388,000	82,822,000	39,388,000	39,598,000

Gross Margin	11,138,000	10,039,000	7,036,000	4,858,000

Operating expenses:
General and administrative	5,283,000	4,179,000	2,921,000	2,030,000
Sales and marketing	707,000	572,000	414,000	270,000
Research and development	281,000	284,000	137,000	142,000

Total operating expenses	6,271,000	5,035,000	3,472,000	2,442,000

Operating income	4,867,000	5,004,000	3,564,000	2,416,000
Interest expense – net	581,000	1,488,000	288,000	872,000

Income before provision for income taxes	4,286,000	3,516,000	3,276,000	1,544,000
Provision for income taxes	1,708,000	1,000	1,378,000	—

Net income	$2,578,000	$3,515,000	$1,898,000	$1,544,000

Basic net income per share	$.32	$.44	$.24	$.19

Diluted net income per share	$.32	$.41	$.23	$.18

Weighted average number of shares outstanding
- basic	7,998,326	7,960,455	7,995,350	7,960,455
- diluted	8,125,339	8,589,820	8,227,735	8,542,299

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.

Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,

	2003	2002

Cash flows from operating activities:
Net income	$2,578,000	$3,515,000
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	1,195,000	1,212,000
Provision for deferred income taxes	1,461,000	—
(Increase) decrease in:
Accounts receivable	5,081,000	4,642,000
Inventory	2,255,000	3,504,000
Prepaid expenses and other current assets	—	(723,000)
Income tax refund receivable	28,000	—
Other assets	44,000	555,000
Increase (decrease) in:
Accounts payable and accrued expenses	2,638,000	(1,957,000)
Deferred compensation	15,000	(3,000)
Income taxes payable	172,000	—
Other liabilities	879,000	825,000

Net cash provided by operating activities	16,346,000	11,570,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(642,000)	(204,000)
Change in short term investments	(61,000)	3,000

Net cash used in investing activities	(703,000)	(201,000)

Cash flows from financing activities:
Net repayments under line of credit	(6,932,000)	(6,639,000)
Proceeds from options exercised	72,000	—
Net re-payments on capital lease obligation	(403,000)	(575,000)
Repurchase of warrants, stock options and shares	(1,009,000)	—

Net cash used in financing activities	(8,272,000)	(7,214,000)

Effect of exchange rate changes on cash	(17,000)	(91,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,354,000	4,064,000
CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD	1,307,000	92,000

CASH AND CASH EQUIVALENTS – END OF PERIOD	$8,661,000	$4,156,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$586,485	$1,485,378
Income taxes	$142,259	—
Non-cash investing and financing activities:
Property acquired under capital lease	$755,000	—

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS & ACCESSORIES, INC.
Condensed Notes to Consolidated Financial Statements
September 30, 2003 and 2002
(Unaudited)

NOTE A — The Company and its Significant Accounting Policies:

     Motorcar Parts & Accessories, Inc., and its subsidiaries (the “Company”), remanufacture and distribute alternators and starters and assemble and distribute spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States and Canada. The Company also sells after-market alternators and starters to a major automotive manufacturer.

     The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for its remanufacturing operations. The Company has remanufacturing warehousing and shipping/receiving operations for alternators and starters in California, Singapore and Malaysia. Assembly operations for spark plug wire sets are performed in California and Malaysia, while purchasing operations are headquartered in Tennessee.

[1]	Principles of consolidation:

The accompanying consolidated financial statements include the accounts of Motorcar Parts & Accessories, Inc. and its wholly owned subsidiaries MVR Products Pte. Ltd. and Unijoh Sdn. Bhd. All significant inter-company accounts and transactions have been eliminated.

[2]	Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

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

For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipping FOB destination, revenues are recognized two days after the date of shipment. Revenue is recognized for the “unit value”, representing the remanufactured value-added portion, plus the “core value”, representing the assigned value of the core.

During the six months ended September 30, 2003, we began to make available product on consignment. For consignment inventory, revenue is recognized when the customer has notified us that it has sold a specifically identified product to another person or entity. Our customer bears risk of loss of any consigned product from any cause whatsoever from the time possession is taken until a third party customer purchases the product.

NOTE B — Inventory

     Inventory is comprised of the following:

	September 30,	March 31,
	2003	2003

	(Unaudited)
Raw materials and cores	$17,871,000	$20,197,000
Work-in-process	384,000	719,000
Finished goods	10,603,000	10,232,000

	28,858,000	31,148,000
Less allowances for excess and obsolete inventory	(3,530,000)	(3,565,000)

	$25,328,000	$27,583,000

At September 30, 2003, finished good inventory includes consignment inventory of $2,716,000 related to a new product line.

NOTE C – Line of Credit and Term Loan

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

     At September 30, 2003 the Company’s borrowing base was $10,386,000 and the Company had borrowed $3,000,000 of this amount and reserved an additional $1,971,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. As such, the Company had availability under its line of credit of $5,415,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds rate plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between -.25% and .25% that fluctuates based upon the Company’s cash flow coverage ratio or (ii) LIBOR or IBOR, adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon the Company’s cash flow coverage ratio. At September 30, 2003 interest on the Company’s outstanding borrowings of $3,000,000 was calculated based upon six month IBOR + 2.00% or 2.97%. In addition, the Company pays a fee of .25% per year on any difference between the commitment and the outstanding amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period.

     The bank loan agreement includes various financial conditions, including minimum levels of tangible net worth, cash flow coverage and a number of restrictive covenants, including prohibition against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates.

     The Company has an agreement executed on June 26, 2002 with one of its customer’s banks, whereby the Company has the option to sell this customer’s receivables to the bank, at an agreed upon discount set at the time the receivables are sold. This discount has ranged from .12% to 1.51% during the six months ended September 30, 2003, and has allowed the Company to accelerate collection of the customer’s purchases aggregating $28,605,000 by approximately 148 days during the six month periods ended September 30, 2003. On an annualized basis, the weighted average discount rate on the receivables sold to the bank during the six months ended September 30, 2003 was 2.97%.

NOTE D – Net Income Per Share

     Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and assumes that all potential dilutive securities were converted at the beginning of the period.

     Net income per share data for the three months ended September 30, 2003 and 2002 is as follows (unaudited):

	September 30, 2003	September 30, 2002

Net Income	$1,898,000	$1,544,000

Basic Weighted Average Shares Outstanding	7,995,350	7,960,455

Basic Net Income Per Share	$.24	$.19

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	7,995,350	7,960,455

Dilutive Effect of Stock Options and Warrants	232,385	581,844

Dilutive Weighted Average Shares Outstanding	8,227,735	8,542,299

Diluted Net Income Per Share	$.23	$.18

     Net income per share data for the six months ended September 30, 2003 and 2002 is as follows (unaudited):

	September 30, 2003	September 30, 2002

Net Income	$2,578,000	$3,515,000

Basic Weighted Average Shares Outstanding	7,998,326	7,960,455

Basic Net Income Per Share	$.32	$.44

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	7,998,326	7,960,455

Dilutive Effect of Stock Options and Warrants	127,013	629,365

Dilutive Weighted Average Shares Outstanding	8,125,339	8,589,820

Diluted Net Income Per Share	$.32	$.41

NOTE E – Stock-Based Compensation

     The company accounts for stock-based employee compensations as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Account for Stock-Based Compensation – Transition and Disclosure – an amendment SFAS No. 123” (“SFAS No. 148”). SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.

     The following table presents pro forma net income had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS No. 123 (in thousands, except per share data):

	Six Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income as reported	$2,578,000	$3,515,000	$1,898,000	$1,544,000
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(4,000)	(8,000)	—	—

Pro forma net income	$2,574,000	$3,507,000	$1,898,000	$1,544,000
Basic earnings as reported	$0.32	$0.44	$0.24	$0.19
Per share pro forma	$0.32	$0.44	$0.24	$0.19
Diluted earnings as reported	$0.32	$0.41	$0.23	$0.18
Per share pro forma	$0.32	$0.41	$0.23	$0.18

NOTE F – Litigation

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

NOTE F – Litigation (Continued)

Bromberg on September 18, 2002 relating to his alleged role in the actions that form the basis of the SEC’s Compliant. Mr. Bromberg has pled guilty to these criminal charges and is awaiting sentencing.

     The United States Attorney’s Office has informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint. On February 13, 2003, the Company received a letter from the United States Attorney’s Office confirming this information. The Company has been informed that the U.S. Attorney’s Office has named Richard Marks as a target of its investigation. During the 1997 and 1998 periods under investigation, Mr. Marks served as the Company’s President & Chief Operating Officer. On September 23, 2003, at the request of the Board of Directors, Mr. Marks submitted his resignation as an Advisor to the Board and to the Chief Executive Officer. In connection with Richard Marks resignation, the Company paid Mr. Marks $400,000 in recognition of the amounts that were due him under the terms of his employment agreement, which was scheduled to expire on December 31, 2003.

     The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

NOTE G – Shareholders’ Equity

     During the three months ended June 30, 2003, the Company paid its former lender $700,000 to cancel a warrant to purchase 400,000 shares of its stock. This transaction resulted in a reduction of $340,000 in retained earnings and $360,000 in additional paid in capital. During the six months ended September 30, 2003, options to purchase 60,000 shares of stock at $1.10 per share and options to purchase 5,500 shares of stock at an average purchase price of $1.14 were exercised, and the Company paid $12,000 to its former Chief Executive Officer to cancel an option to purchase 60,000 shares at $2.50 per share.

     The following table shows the effect of these transactions on additional paid-in capital:

Beginning balance April 1, 2003	$53,126,000
Purchase and cancellation of warrant to purchase 400,000 shares	(360,000)
Exercise of options to purchase 65,500 shares	71,000
Purchase and cancellation of an option to purchase 60,000 shares	(12,000)

Ending balance September 30, 2003	$52,825,000

     The following table shows the roll forward of the accumulated deficit.

Beginning balance April 1, 2003	$(15,646,000)
Purchase and cancellation of warrant to purchase 400,000 shares	(340,000)
Net income for six months ended September 30, 2003	2,578,000

Accumulated deficit September 30, 2003	$(13,408,000)

During the three months ended September 30, 2003, the Company also bought back 79,000 shares of its stock for $296,490 which is recorded as common stock held in treasury.

NOTE H – Marketing Allowance

     The Company records the cost of marketing allowances in accordance with the Emerging Issues Task Force (EITF) 01-9 “Accounting for Consideration Given by a Vendor to a Customer”. Under the EITF, voluntary marketing allowances related to a single exchange of product are recorded as a reduction of sales in the period the related revenues are recognized. Other marketing allowances are recorded as a reduction over the term of the contract. For the six months ended September 30, 2003, the Company recorded a reduction in revenues of $836,000 attributable to marketing allowances. Additional marketing allowances of $2,150,000 will be recognized monthly through January 2008 as customer credits are issued and the related revenues are recognized.

NOTE I – Income Taxes

     The provision for income taxes for the three months ended September 30, 2003 represents estimated federal and state income taxes of $1,461,000 and $340,000, respectively, which was reduced by a $93,000 federal income tax refund for the fiscal year ended March 31, 1997 as a result of net operating loss carry-back provisions provided by the Job Creation and Work Assistance Act of 2002. The estimated federal tax liability has been offset by the deferred tax asset.

NOTE J – Customer Concentration

     The Company is substantially dependent upon sales to four major customers. During the six months ended September 30, 2003 sales to the Company’s largest customer constituted approximately 66% of the Company’s total sales and sales to the four largest customers constituted approximately 99.4% of the Company’s total sales. During the same six months ended September 30, 2002, sales to the Company’s top five customers totally approximately 99.3% of the Company’s total sales. Any meaningful reduction in the level of sales to any of these customers or the loss of a customer, deterioration of any Customer’s financial condition could have a materially adverse impact upon the Company. In addition, the concentration of the Company’s sales and the competitive environment in which the Company operates has increasingly limited the Company’s ability to negotiate favorable prices and terms for its products.

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

     Under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory level of certain product lines exceeds the anticipated level of sales to end-user customers. These adjustments are made when we accept into inventory these customers’ overstocks, which do not occur at any specific time during the year. During the six months ended September 30, 2003 we accrued $682,000 for stock adjustments and accepted returns totaling $1,371,000. The reserve for stock adjustments was $105,000 and $794,000 as of September 30, 2003 and March 31, 2003, respectively. The allowance policy is reviewed quarterly looking back at a rolling 12 months to determine if the accrual should be adjusted.

     We take a systematic approach in establishing a reserve for our excess and obsolete inventory. The reserve is based upon our knowledge of the industry, communication with core brokers and suppliers, scrap value and discussions with our customers and is computed based upon historical usage and product’s life cycle. This reserve account decreased during the six months ended September 30, 2003 by $35,000 from $3,565,000 as of March 31, 2003 to $3,530,000 as of September 30, 2003. This decrease resulted from the disposition of certain obsolete inventory.

     We adjust the value of cores in three ways, (1) when purchases constitute 25% or more of quantity on hand, then a weighted average cost is applied, (2) cores not adjusted for purchases in (1), are adjusted every six months based on a comparison to core broker prices. All cores that have a difference between the carrying value and the quoted core broker price of 35% or greater are adjusted to reflect the change in market value, and (3) a valuation reserve is maintained for those cores not adjusted by the above polices. This reserve is based upon the inherent value of cores, which we estimate have a life cycle of 20 years. This reserve account increased during the six months ended September 30, 2003 by $2,000 from $37,000 as of March 31, 2003 to $39,000 as of September 30, 2003. This valuation allowance is combined with excess and obsolete inventory reserve for financial reporting purposes.

Recent Account Pronouncements

     In May 2003 FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liability and Equity,” which requires that certain financial instruments previously presented as equity or temporary equity be presented as liabilities. Such instruments include mandatory redeemable preferred and common stock, and certain options and warrants. SFAS 150 is effective for financial instruments issued, entered into or modified after May 31, 2003 and is generally effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material effect on the Company’s financial position or results of its operations.

     In November 2002, the EITF reached a consensus on Issue 00-21, titled “Accounting for Revenue Arrangements with Multiple Deliverables,” which addresses how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangements meet the following criteria: (1) the delivered item has value to the customer on standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered items is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The new standard is required to be adopted for all new applicable revenue arrangements no later than the third quarter of 2003. Management believes the implementation of EITF 00-21 will not have a material effect on the Company’s financial statements.

Selected Financial Data

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Six Months Ended		Three Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.7%	89.2%	84.8%	89.1%

Gross margin	13.3%	10.8%	15.2%	10.9%
General and administrative expenses	6.3%	4.5%	6.3%	4.6%
Sales and marketing expenses	0.9%	0.6%	0.9%	0.6%
Research and development expenses	0.3%	0.3%	0.3%	0.3%

Operating income	5.8%	5.4%	7.7%	5.4%
Interest expense – net of interest income	0.7%	1.6%	0.6%	1.9%
Provision for income tax	2.0%	—	3.0%	—

Net income	3.1%	3.8%	4.1%	3.5%

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002

     Net sales for the six months ended September 30, 2003 were $83,526,000 a decrease of $9,335,000 or 10.1% over the six months ended September 30, 2002 sales of $92,861,000. This decrease reflects the following factors: (1) due to the mild weather this summer, sales for a particular product line that typically spikes during the hot summer months were down by $2,986,000 when compared to the comparable six month period during the prior year; (2) a decrease of $4,426,000 representing sales made during the six months ended September 30, 2002 to a customer that has since been lost; (3) the loss of $6,947,000 of sales to a customer’s distribution center and its supported retail stores, a distribution center the Company supplied in fiscal 2003 and no longer supplies; and (4) net sales were also reduced by a marketing allowance of $836,000 we provided to one of our customers during the six months ended September 30, 2003 as part of an agreement for a five year contract. For the six months ended September 30, 2003, net sales to this customer after marketing allowance increased by $2,575,000 over the same period in 2002. The remaining balance of the marketing allowance of $2,150,000 will be recognized monthly through January 31, 2008.

     Offsetting the decreases were sales to two of our major customers who collectively increased their purchases from us by over $2,863,000. Reflecting in part product and process improvement initiatives, reductions in warranty returns and allowances, which are netted against sales, improved to 19.7% of sales for the six months ended September 30, 2003 as compared to 20.5% of sales for the six months ended September 30, 2002. This equates to approximately a $422,000 increase in net sales for the period. We are unable to estimate whether this improvement in warranty returns and allowances can be sustained.

     As a percentage of net sales, cost of goods sold decreased during the six months ended September 30, 2003 to 86.7% as compared to 89.2% for the six months ended September 30, 2002. The decrease is principally attributable to lowered production costs that we are realizing from our manufacturing efficiencies and improved productivity. This resulted in a savings in costs of goods sold of approximately $813,000 for the period. We also were able to obtain discounts for prompt payment totaling $122,000 for the six months ended September 30, 2003.

     General and administrative expenses for the six months ended September 30, 2003 amounted to $5,283,000 which represents an increase of $1,104,000 or 26.4% from the prior year six months ended September 30, 2002 of $4,179,000. This increase reflects the following factors: (1) increased legal fees of $386,000 we incurred pursuant to indemnification agreement with Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations; (2) $400,000 contract settlement payment to Richard Marks, who at the request of the Board of Directors, submitted his registration as an Advisor to the Board and the Chief Executive Officer; (3) an increase of $167,000 in legal expenses primarily incurred in connection with pursuing various new initiatives; (4) $93,000 in increased travel expenses incurred by company personnel in visiting customers and suppliers; and (5) $45,000 for a bonus due the Company’s prior President and Chief Executive Officer.

     Sales and marketing expenses increased over the period by $135,000 or 23.6% to $707,000 for the six months ended September 30, 2003 from $572,000 for the six months ended September 30, 2002. This increase is principally attributable to our investigation of a new brand name and our participation in various trade shows.

Six Months Ended September 30, 2003 Compared to Six Months Ended September 30, 2002 (Continued)

     Research and development expenses remained relatively flat during the six months ended September 30, 2003 at $281,000 a decrease of $3,000 when compared to the September 30, 2002 amount of $284,000.

     For the six months ended September 30, 2003, we recognized income tax expense of $1,801,000, which was reduced by a $93,000 federal income tax refund from the fiscal year ended March 31, 1997. During the six months ended September 30, 2002, we had net operating losses for book purposes that effectively eliminated our book income tax expense during that period (other than $1,000 of minimum state taxes). For income tax purposes, we have available $17,000,000 in net operating losses for fiscal 2004 and future years.

     For the six months ended September 30, 2003 interest expense net of interest income was $581,000. This represents a decrease of $907,000 or 61.0% over net interest expense of $1,488,000 for the six months ended September 30, 2002. This decrease is the result of lower interest rates and lower outstanding loan balances. Our outstanding loan balance was $4,248,000 as of September 30, 2003 as compared to $22,999,000 as of September 30, 2002, a reduction of $18,751,000 over the twelve month period. Interest expense was comprised principally of interest on our line of credit facility, capital leases and the receivable discount program we have with one of our customers.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

     Net sales for the three months ended September 30, 2003 were $46,424,000, an increase of $1,968,000 or 4.4% over the three months ended September 30, 2002 sales of $44,456,000. Overall net sales to our continuing customers increased by $7,560,000 of which $3,684,000 represented sales of consignment inventory we have with a major customer. This increase in sales was offset by a loss of $1,993,000 which represented sales made during the three months ended September 30, 2002 to a customer that has since been lost. Sales of $3,599,000 were lost due to the mild weather this summer which resulted in a decrease in sales for a particular product line that typically spikes during the hot summer months and lost sales to a customer’s distribution center and its supported retail stores, a distribution center the Company supplied in fiscal 2003 and no longer supplies.

     Cost of goods sold, as a percentage of net sales decreased to 84.8% for the three months ended September 30, 2003 as compared to 89.1% for the three months ended September 30, 2002. This decrease is principally attributable to lowered production costs that we are realizing from our manufacturing efficiencies and improved productivity. As of September 30, 2003 we were producing 87% of our product in lean cells. We were also able to reduce our material costs by working with our suppliers to obtain cost concessions, resulting in savings of approximately $394,000 for the period. We were also able to obtain discounts for prompt payment totaling $119,000 during the three months ended September 30, 2003.

     General and administrative expenses increased over the periods by $891,000 or 43.9% to $2,921,000 for the three months ended September 30, 2003 from $2,030,000 for the three months ended September 30, 2002. This increase reflects the following factors: (1) $400,000 contract settlement payment to Richard Marks, who at the request of the Board of Directors, submitted his resignation as an Advisor to the Board and the Chief Executive Officer; (2) $172,000 increase in salary and bonuses; (3) an increase of $65,000 in legal expenses primarily incurred in connection with pursuing various new initiatives; (4) $45,000 for a bonus due the Company’s prior President and Chief Operating Officer; (5) $74,000 in software and computer consulting services related to a new consignment inventory program and a new bar scan program; (6)

$39,000 in increased legal fees incurred pursuant to indemnification agreements entered into in conjunction with the SEC’s and the U.S. Attorney’s investigations.

     Sales and marketing expenses increased over the period by $144,000 or 53.3% to $414,000 for the three months ended September 30, 2003 from $270,000 for the three months ended September 30, 2002. This increase is principally attributable to our investigation of a new brand name and our participation in various trade shows.

     Research and development expenses remained relatively the same during the three months ended September 30, 2003 at $137,000 a decrease of $5,000 when compared to the September 30, 2002 amount of $142,000.

     For the three months ended September 30, 2003, we recognized income tax expense of $1,378,000. By comparison, the Company had net operating losses for book purposes which it was able to use for the three months ended September 30, 2002. Therefore, no income tax was recognized for that period.

     For the three months ended September 30, 2003 interest expense net of interest income was $288,000. This represents a decrease of $584,000 or 67.0% over net interest expense of $872,000 for the three months ended September 30, 2002. This decrease is a result of lower interest rates, lower outstanding loan balances and a receivable discount program we have with one of our customers.

Liquidity and Capital Resources

     The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. At September 30, 2003, the Company’s borrowing base was $10,386,000 and the Company had borrowed $3,000,000 of this amount and reserved an additional $1,971,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. As such, the Company had availability under its line of credit of $5,415,000.

     Our liquidity has been positively impacted by an agreement executed on June 26, 2002 with one of our customer’s banks. Under this agreement, we have the option to sell this customer’s receivables to the bank, at an agreed upon discount set at the time the receivables are sold. This discount has ranged from .12% to 1.51% during the six months ended September 30, 2003, and has allowed the Company to accelerate collection of the customer’s purchases aggregating $28,605,000 by approximately 148 days during the six months ended September 30, 2003. On an annualized basis, the weighted average discount rate on the receivables sold to the bank during the six months ended September 30, 2003 was 2.97%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future.

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

     Management believes that cash flow from operations together with availability under our credit agreement will be sufficient to meet our working capital needs through the fiscal year ended March 31, 2004.

Customer Concentration

     The Company is substantially dependent upon sales to four major customers. During the six months ended September 30, 2003 sales to the Company’s largest customer constituted approximately 66% of the Company’s total sales and sales to the four largest customers constituted approximately 99.4% of the Company’s total sales. During the same six months ended September 30, 2002, sales to the Company’s top five customers totally approximately 99.3% of the Company’s total sales. Any meaningful reduction in the level of sales to any of these customers or the loss of a customer, deterioration of any Customer’s financial condition could have a materially adverse impact upon the Company. In addition, the concentration of the Company’s sales and the competitive environment in which the Company operates has increasingly limited the Company’s ability to negotiate favorable prices and terms for its products.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Disclosures. The Company is subject to interest rate risk on its existing debt and any future financing requirements. The Company’s variable rate debt relates to borrowings under the Credit Facility (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”).

     The following table presents the weighted-average interest rates expected on the Company’s existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date
(As of September 30, 2003)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2005	2006	2007	2008

Liabilities
Bank Debt, Including Current Portion			—	—	—
Line of Credit Facility*	$25,000,000	$25,000,000	—	—	—
Interest Rate*	2.97%/3.75%	2.97%/3.75%	—	—	—
Capital lease obligations	$646,000	$247,000	$235,000	$205,000	$108,000
Interest Rate	4.28-11.46%	4.28-10.36%	4.28-10.36%	4.28-10.36%	4.28-9.10%

*	The maximum amount we can borrow under this facility is the lesser of $25,000,000 or our borrowing base. At September 30, 2003, our borrowing base was $10,386,000, and the amount outstanding was $3,000,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between -.25% and .25% that fluctuates based upon our cash flow coverage ratio or (ii) LIBOR or IBOR, as adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon our cash flow coverage ratio.

     Qualitative Disclosures. Our primary exposure relates to (1) interest rate risk on our long-term and short-term borrowings, (2) our ability to pay or refinance our borrowings at maturity at market rates and (3) the impact of interest rate movements on our ability to refinance existing debt or the impact interest rate movements will have on our existing debt. We evaluate our financial position on an on-going basis.

     We are also exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in two foreign currencies which affect our operations; the Malaysian Ringit, which has been fixed in relation to the U.S. dollar, and the Singapore dollar. During the six months ended September 30, 2003, we experienced a $17,000 loss relative to our transactions involving these two foreign currencies.

Item 4. Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)), that the Company’s disclosure controls and procedures were effective with respect to timely communicating to them all material information required to be disclosed in this report as it relates to the Company and its subsidiaries as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that have materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 5. Legal Proceedings

     See Item 1. Note F to the Consolidated Financial Statements included in Item 1 of Part I and incorporated by reference to this Item 5 of Part II.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Current report of Form 8-K dated July 9, 2003 which reported that the Board of Directors had authorized the repurchase of up to $300,000 of the Company’s common stock.

Current report on Form 8-K dated August 15, 2003 which reported our earnings for the three months ended June 30, 2003.

Current report on Form 8-K dated September 23, 2003 which reported that Richard Marks, advisor to the Board of Directors and Chief Executive Officer and until late 1999 the Company’s President and Chief Operating Officer, resigned at the request of the Board.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS & ACCESSORIES, INC.

Dated: November 14, 2003	By:	/s/ Charles W. Yeagley

Charles W. Yeagley
Chief Financial Officer