Form 10-Q
period 2003-12-31
MOTORCAR PARTS  AMERICA INC
filed 2004-02-17
CIK 918251

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO .

Commission File No. 0-23538

MOTORCAR PARTS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (310) 212-7910

MOTORCAR PARTS & ACCESSORIES, INC.
Former name, changed since last report on Form 10-Q

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

Yes [   ] No [X]

There were 8,077,955 shares of Common Stock outstanding at February 17, 2004.

MOTORCAR PARTS OF AMERICA, INC.
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)

INDEX
PART I — FINANCIAL INFORMATION

MOTORCAR PARTS OF AMERICA, INC.
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Balance Sheets

	December 31,	March 31,
	2003	2003

	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$9,333,000	$1,307,000
Short term investments	272,000	162,000
Accounts receivable – net	10,349,000	12,764,000
Inventory – net	24,353,000	27,583,000
Income tax refund receivable	—	28,000
Prepaid expenses and other current assets	573,000	577,000

Total current assets	44,880,000	42,421,000
Plant and equipment – net	5,114,000	5,228,000
Deferred tax asset	8,525,000	10,521,000
Other assets	1,023,000	1,112,000

TOTAL ASSETS	$59,542,000	$59,282,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,774,000	$8,082,000
Accrued liabilities	3,010,000	2,559,000
Line of credit	3,000,000	9,932,000
Deferred compensation	274,000	214,000
Other current liabilities	1,793,000	18,000
Income taxes payable	209,000	—
Current portion of notes payable and capital lease obligations	429,000	815,000

Total current liabilities	17,489,000	21,620,000
Notes payable and capital lease obligations, less current portion	1,426,000	209,000

Total liabilities	18,915,000	21,829,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,077,955 and 7,960,455 shares issued and outstanding at December 31, 2003 and March 31, 2003	81,000	80,000
Additional paid-in capital	53,227,000	53,126,000
Common stock held in treasury, at cost (79,000 shares)	(296,000)	—
Accumulated other comprehensive loss	(102,000)	(107,000)
Accumulated deficit	(12,283,000)	(15,646,000)

Total shareholders’ equity	40,627,000	37,453,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$59,542,000	$59,282,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC.
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales	$119,104,000	$132,976,000	$35,578,000	$40,115,000
Cost of goods sold	102,797,000	117,743,000	30,409,000	34,921,000

Gross Margin	16,307,000	15,233,000	5,169,000	5,194,000

Operating expenses:
General and administrative	7,683,000	6,704,000	2,400,000	2,525,000
Sales and marketing	1,437,000	857,000	730,000	285,000
Research and development	420,000	411,000	139,000	127,000

Total operating expenses	9,540,000	7,972,000	3,269,000	2,937,000

Operating income	6,767,000	7,261,000	1,900,000	2,257,000
Net interest expense (income)	724,000	1,218,000	143,000	(270,000)

Income before provision (benefit) for income taxes	6,043,000	6,043,000	1,757,000	2,527,000
Provision (Benefit) for income taxes	2,340,000	(695,000)	632,000	(695,000)

Net income	$3,703,000	$6,738,000	$1,125,000	$3,222,000

Basic net income per share	$.46	$.85	$.14	$.40

Diluted net income per share	$.45	$.79	$.13	$.38

Weighted average number of shares outstanding
- basic	8,005,089	7,960,455	8,018,542	7,960,455
- diluted	8,212,654	8,561,875	8,340,502	8,454,600

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC.
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,

	2003	2002

Cash flows from operating activities:
Net income	$3,703,000	$6,738,000
Adjustments to reconcile net income to net cash
Provided by operating activities:
Depreciation and amortization	1,763,000	1,790,000
Provision for deferred income taxes	1,996,000	—
(Increase) decrease in:
Accounts receivable	2,415,000	4,830,000
Inventory	3,230,000	5,751,000
Prepaid expenses and other current assets	4,000	(26,000)
Income tax refund receivable	28,000	3,346,000
Other assets	89,000	592,000
Increase (decrease) in:
Accounts payable and accrued expenses	1,143,000	(4,344,000)
Deferred compensation	60,000	39,000
Income taxes payable	209,000	—
Other current liabilities	1,775,000	238,000

Net cash provided by operating activities	16,415,000	18,954,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,340,000)	(344,000)
Change in short term investments	(110,000)	(39,000)

Net cash used in investing activities	(1,450,000)	(383,000)

Cash flows from financing activities:
Repayments under line of credit	(6,932,000)	(28,029,000)
Borrowings under line of credit	—	10,782,000
Proceeds from options exercised	473,000	—
Payments on notes payable and capital lease obligations	(746,000)	(851,000)
Borrowings on notes payable and capital lease obligations	1,269,000	—
Repurchase of warrants, stock options and shares	(1,008,000)	—

Net cash used in financing activities	(6,944,000)	(18,098,000)

Effect of exchange rate changes on cash	5,000	(108,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	8,026,000	365,000
CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD	1,307,000	92,000

CASH AND CASH EQUIVALENTS – END OF PERIOD	$9,333,000	$457,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$748,419	$1,840,000
Income taxes	$202,259	$32,000
Non-cash investing and financing activities:
Property acquired under notes payable and capital lease obligations	$1,268,000	—

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC.
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Condensed Notes to Consolidated Financial Statements
December 31, 2003 and 2002
(Unaudited)

NOTE A — The Company and its Significant Accounting Policies:

     Motorcar Parts of America, Inc., and its subsidiaries (the “Company”), remanufacture and distribute alternators and starters and assemble and distribute spark plug wire sets for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chains and warehouse distributors throughout the United States and Canada. The Company also sells after-market alternators and starters to a major automotive manufacturer. The Company changed its name on January 8, 2004 from Motorcar Parts & Accessories, Inc..

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

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries MVR Products Pte. Ltd. and Unijoh Sdn. Bhd. All significant inter-company accounts and transactions have been eliminated.

[2]	Basis of presentation:

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended December 31, 2003 are not necessarily indicative of the results that may be expected for the year ending March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2003.

[3]	Revenue Recognition:

The Company recognizes revenue when performance by the Company is complete. Revenue is recognized when all of the following criteria established by SAB 101, Revenue Recognition have been met:

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

During the nine months ended December 31, 2003, we began to make available product on consignment. For consignment inventory, revenue is recognized when the customer has notified us that it has sold a specifically identified product to another person or entity. Our customer bears risk of loss of any consigned product from any cause whatsoever from the time possession is taken until a third party customer purchases the product. Net sales from consignment inventory were $4,070,791 for the nine months ended December 31, 2003.

In certain transactions the Company may record revenue based on unit value excluding the core charge.

[4]	Stock-Based Compensation

     The Company accounts for stock-based employee compensations as prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and Statement of Financial Accounting Standards No. 148, “Account for Stock-Based Compensation – Transition and Disclosure – an amendment SFAS No. 123” (“SFAS No. 148”). SFAS No. 123 requires pro forma disclosures of net income (loss) and net income (loss) per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation expense is recorded based on the value of the award at the grant date and is recognized over the service period.

     The following table presents pro forma net income had compensation expense been determined using the fair value method at the date of grant for awards under the plan in accordance with SFAS No. 123:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net income as reported	$3,703,000	$6,738,000	$1,125,000	$3,222,000
Deduct: Total stock based employee compensation expense determined under fair value method for all awards, net of tax	(4,000)	(35,000)	—	(30,000)

Pro forma net income	$3,699,000	$6,703,000	$1,125,000	$3,192,000

Basic earnings as reported	$0.46	$0.85	$0.14	$0.40
Per share pro forma	$0.46	$0.84	$0.14	$0.40
Diluted earnings as reported	$0.45	$0.79	$0.13	$0.38
Per share pro forma	$0.45	$0.78	$0.13	$0.38

NOTE B — Inventory

     Inventory is comprised of the following:

	December 31,	March 31,
	2003	2003

	(Unaudited)
Raw materials and cores	$17,111,000	$20,197,000
Work-in-process	344,000	719,000
Finished goods	10,085,000	10,232,000

	27,540,000	31,148,000
Less allowances for excess and obsolete inventory	(3,187,000)	(3,565,000)

	$24,353,000	$27,583,000

At December 31, 2003, finished goods inventory includes consignment inventory held by customers of $2,480,000 related to a new product line.

NOTE C – Line of Credit and Term Loan

     The Company’s line of credit facility provides for borrowings up to the lesser of (i) $25,000,000 or (ii) its borrowing base, which consists of 75% of the Company’s qualified accounts receivable plus up to $10,000,000 of qualifying inventory. The Company paid the lender a loan origination fee in December 2002 of $125,000 which has been deferred and is being amortized over 36 months. This facility is scheduled to expire in December 2005.

     At December 31, 2003 the Company’s borrowing base was $12,470,000 and the Company had borrowed $3,000,000 of this amount and reserved an additional $1,971,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. As such, the Company had availability under its line of credit of $7,499,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds rate plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between -.25% and .25% that fluctuates based upon the Company’s cash flow coverage ratio or (ii) LIBOR or IBOR, adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon the Company’s cash flow coverage ratio. At December 31, 2003 interest on the Company’s outstanding borrowings of $3,000,000 was calculated based upon one month IBOR + 2.00% or 3.14%. In addition, the Company pays a fee of .25% per year on any difference between the commitment and the outstanding amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period.

     The bank loan agreement includes various financial conditions, including minimum levels of tangible net worth, cash flow coverage and a number of restrictive covenants, including prohibition against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates.

     Under an agreement executed on June 26, 2002 with one of its customer’s banks, the Company has the option to sell this customer’s receivables to the bank, at an agreed upon discount set at the time the receivables are sold. This discount has ranged from .12% to 1.51% during the nine months ended December 31, 2003, and this arrangement has allowed the Company to accelerate collection of the customer’s purchases aggregating $39,507,000 by approximately 140 days during the nine month periods ended December 31, 2003. On an annualized basis, the weighted average discount rate on the receivables sold to the bank during the nine months ended December 31, 2003 was 2.96%. The amount of the discount on these receivables is recorded as interest expense.

NOTE D – Net Income Per Share

     Basic net income per share is computed using the weighted average number of shares of common stock outstanding during the period. Diluted net income per share is computed using the weighted average number of shares of common stock outstanding and assumes that all potential dilutive securities were converted at the beginning of the period.

     Net income per share data for the three months ended December 31, 2003 and 2002 is as follows (unaudited):

	December 31, 2003	December 31, 2002

Net Income	$1,125,000	$3,222,000

Basic Weighted Average Shares Outstanding	8,018,542	7,960,455

Basic Net Income Per Share	$.14	$.40

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	8,018,542	7,960,455

Dilutive Effect of Stock Options and Warrants	321,960	494,145

	December 31, 2003	December 31, 2002

Dilutive Weighted Average Shares Outstanding	8,340,502	8,454,600

Diluted Net Income Per Share	$.13	$.38

     Net income per share data for the nine months ended December 31, 2003 and 2002 is as follows (unaudited):

	December 31, 2003	December 31, 2002

Net Income	$3,703,000	$6,738,000

Basic Weighted Average Shares Outstanding	8,005,089	7,960,455

Basic Net Income Per Share	$.46	$.85

Effect of Dilutive Securities:
Basic Weighted Average Shares Outstanding	8,005,089	7,960,455

Dilutive Effect of Stock Options and Warrants	207,565	601,420

Dilutive Weighted Average Shares Outstanding	8,212,654	8,561,875

Diluted Net Income Per Share	$.45	$.79

NOTE E – Litigation

     On September 23, 2003, at the request of the Board of Directors, Richard Marks submitted his resignation as an Advisor to the Board and to the Chief Executive Officer. In connection with Mr. Marks resignation, the Company paid Mr. Marks $400,000 in recognition of the amounts that were due him under the terms of his employment agreement, which was scheduled to expire on December 31, 2003. On December 17, 2003, Mr. Marks agreed to plead guilty to two felony criminal charges filed by the United States Attorney’s Office and settled the related civil charges that were simultaneously filed by the Securities and Exchange Commission. Mr. Marks was charged with engaging in fraudulent accounting practices and falsifying the Company’s books and records during the fiscal years 1997 and 1998. The charges arose out of investigations into the Company’s financial statements and reporting practices for those periods. During those periods Mr. Marks served as President and Chief Operating Officer of the Company.

     On September 18, 2002, the Securities and Exchange Commission filed a civil suit against the Company and its former Chief Financial Officer, Peter Bromberg, arising out of the SEC’s investigation into the Company’s financial statements and reporting practices for fiscal years 1997 and 1998. Simultaneously with the filing of the SEC Complaint, the Company agreed to settle the SEC’s action without admitting or denying the allegations in the Complaint. Under the terms of the settlement agreement, the Company is subject to a permanent injunction barring the Company from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon the Company in connection with this settlement with the SEC. Also, the Company has been advised that Mr. Bromberg has now settled his case with the SEC. In addition, on September 18, 2002, the United States Attorney’s Office for the Central District of California filed criminal charges against Mr. Bromberg relating to his alleged role in the actions that form the basis of the SEC’s Compliant. Mr. Bromberg has pled guilty to these criminal charges and is awaiting sentencing.

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

NOTE F – Shareholders’ Equity

During the nine months ended December 31, 2003, the Company paid its former lender $700,000 to cancel a warrant to purchase

400,000 shares of its stock. This transaction resulted in a reduction of $340,000 in retained earnings and a reduction of $360,000 in additional paid in capital. During this period, the Company also paid $12,000 to its former Chief Executive Officer to cancel an option to purchase 60,000 shares at $2.50 per share.

     For the nine months ended December 31, 2003, options to purchase 66,000 shares of stock at $1.10 per share, options to purchase 5,500 shares of stock at an average purchase price of $1.14 and options to purchase 125,000 shares of stock at $3.15 were exercised. The Company received a total of $472,620 due to the exercise of these options.

     The following table shows the effect of these transactions on additional paid-in capital:

Beginning balance April 1, 2003	$53,126,000
Purchase and cancellation of warrant to purchase 400,000 shares	(360,000)
Exercise of options to purchase 196,500 shares	473,000
Purchase and cancellation of an option to purchase 60,000 shares	(12,000)

Ending balance December 31, 2003	$53,227,000

     The following table shows the effect of these transactions and the Company’s net income during the nine months ended December 31, 2003 on the Company’s accumulated deficit.

Beginning balance April 1, 2003	$(15,646,000)
Purchase and cancellation of warrant to purchase 400,000 shares	(340,000)
Net income for nine months ended December 31, 2003	3,703,000

Accumulated deficit December 31, 2003	$(12,283,000)

     During the nine months ended December 31, 2003, the Company also repurchased 79,000 shares of its common stock for $296,490. These shares are held as treasury stock.

NOTE G – Marketing Allowance

     The Company records the cost of marketing allowances in accordance with the Emerging Issues Task Force (EITF) 01-9 “Accounting for Consideration Given by a Vendor to a Customer”. Under the EITF, voluntary marketing allowances related to a single exchange of product are recorded as a reduction of sales in the period the related revenues are recognized. Other marketing allowances are recorded as a reduction over the term of the contract. For the nine months ended December 31, 2003, the Company recorded a reduction in revenues of $960,000 attributable to marketing allowances. Additional marketing allowances of $2,026,000 will be recognized monthly through January 2008 as customer credits are issued and the related revenues are recognized.

NOTE H – Income Taxes

     The provision for income taxes for the nine months ended December 31, 2003 represents estimated federal and state income taxes of $2,065,000 and $368,000, respectively, which was reduced by a $93,000 federal income tax refund for the fiscal year ended March 31, 1997 as a result of net operating loss carry-back provisions provided by the Job Creation and Work Assistance Act of 2002. The estimated federal tax liability has been offset by the deferred tax asset.

NOTE I – Customer Concentration

     The Company is substantially dependent upon sales to four major customers. During the nine months ended December 31, 2003, sales to the Company’s largest customer constituted approximately 65% of the Company’s total sales and sales to the four largest customers constituted approximately 99.3% of the Company’s total sales. During the same nine months ended December 31, 2002, sales to the Company’s largest customer constituted approximately 68% of the Company’s total sales and sales to the Company’s top five customers constituted approximately 99.1% of the Company’s total sales. Any meaningful reduction in the level of sales to any of these customers or the loss of a customer or deterioration of any customer’s financial condition could have a materially adverse impact upon the Company. In addition, the concentration of the Company’s sales and the competitive environment in which the Company operates has increasingly limited the Company’s ability to negotiate favorable prices and terms for its products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management Overview

     The Company operates in a very competitive environment, and its customers expect the Company to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, the Company has focused on regular changes and improvements to make its manufacturing processes more efficient, and the Company’s movement to lean manufacturing cells, increased production in Malaysia and pursuit of other off-shore opportunities, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. The Company’s key customers regularly seek more favorable pricing, delivery and payment terms as a condition to the continuation of existing business or expansion of a particular customer’s business. To partially offset some of these customer demands, the Company is seeking to position itself as a preferred supplier by working closely with its key customers to satisfy their unique needs and enter into long-term exclusive supply agreements with these customers. To reduce its dependence on a few key customers, the Company is seeking opportunities to broaden its retail distribution network and has begun to target sales to the traditional warehouse and professional installer markets.

     The Company’s management pays particular attention to the cash generated by its operations and views this as a key measure of the Company’s performance. Management also looks for ways to enhance shareholder value by assuring that invested capital is efficiently deployed. As part of this strategy, the Company has from time to time repurchased shares of common stock or options or warrants to purchase the common stock upon terms that were accretive to Company earnings.

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

     Under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory level of certain product lines exceeds the anticipated level of sales to end-user customers. These adjustments are made when we accept into inventory these customers’ overstocks, which do not occur at any specific time during the year. During the nine months ended December 31, 2003, we accrued $1,137,000 for stock adjustments and accepted returns totaling $1,797,000. The reserve for stock adjustments was $134,000 and $794,000 as of December 31, 2003 and March 31, 2003, respectively. The allowance policy is reviewed quarterly looking back at a rolling 12 months to determine if the accrual should be adjusted. In December 2003, we increased the amount of the monthly accrual to this reserve from $112,000 to $134,000.

     We take a systematic approach in establishing a reserve for our excess and obsolete inventory. The reserve is based upon our knowledge of the industry, communication with core brokers and suppliers, scrap value and discussions with our customers and is computed based upon historical usage and product life cycle. This reserve account decreased during the nine months ended December 31, 2003 by $378,000 from $3,565,000 as of March 31, 2003 to $3,187,000 as of December 31, 2003. This decrease resulted from the disposition of certain obsolete inventory.

     We adjust the value of cores in three ways: (1) when purchases constitute 25% or more of quantity on hand, then a weighted average cost is applied; (2) cores not adjusted for purchases in (1), are adjusted every six months based on a comparison to core broker prices, and all cores that have a difference between the carrying value and the quoted core broker price of 35% or greater are adjusted to reflect the change in market value; and (3) a general valuation reserve is maintained for those cores not adjusted by the other polices. The general valuation reserve is based upon the inherent value of cores, which we estimate have a life cycle of 20 years. This reserve account increased during the nine months ended December 31, 2003 by $109,000 from $37,000 as of March 31, 2003 to $146,000 as of December 31, 2003.

     In order to properly reflect the matching of core sales with core costs we assume that for every sale of product we will receive back a used core. At March 31, 2003 this reserve account had a zero balance, which is consistent with the Company’s accounting practice with respect to this reserve, and at December 31, 2003 we have reserved $1,464,000 for under-return of cores.

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

Selected Financial Data

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Nine Months Ended		Three Months Ended
	December 31,		December 31,

	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	86.3%	88.5%	85.5%	87.1%

Gross margin	13.7%	11.5%	14.5%	12.9%
General and administrative expenses	6.5%	5.0%	6.7%	6.3%
Sales and marketing expenses	1.2%	0.7%	2.1%	0.7%
Research and development expenses	0.4%	0.3%	0.4%	0.3%

Operating income	5.7%	5.5%	5.3%	5.6%
Interest expense – net of interest (income)	0.6%	0.9%	0.4%	(0.7%)
Provision (Benefit) for income tax	2.0%	(0.5%)	1.8%	(1.7%)

Net income	3.1%	5.1%	3.2%	8.0%

Nine Months Ended December 31, 2003 Compared to Nine Months Ended December 31, 2002

     Net sales for the nine months ended December 31, 2003 were $119,104,000 a decrease of $13,872,000 or 10.4% over the nine months ended December 31, 2002 sales of $132,976,000. This decrease reflects the following factors: (1) a decrease of $5,472,000 representing sales made during the nine months ended December 31, 2002 to a customer we no longer do business with; (2) the loss of $5,149,000 in sales made to two distribution centers (and their supported retail stores) that the Company supplied during the nine months ended December 31, 2002 and no longer supplies; (3) the shipment of inventory on consignment at a net sales price of approximately $4,071,000 which remained unsold as of December 31, 2003 and would have been included in net sales prior to the initiation of consignment sales during fiscal 2004; (4) the mild summer in 2003 reduced sales of a particular product line that usually fails during the hot summer, by approximately $2,986,000, and (5) net sales were also reduced by amortization of a marketing allowance of $960,000 we provided to one of our customers during the nine months ended December 31, 2003 as part of an agreement for a five year contract. For the nine months ended December 31, 2003, net sales to this customer after marketing allowance increased by $2,093,000 over the same period in 2002. The remaining balance of the marketing allowance of $2,026,000 will be recognized monthly through January 31, 2008.

     Offsetting the decreases were sales to two of our major customers who collectively increased their purchases from us by over $4,766,000. Due to engineering and quality control initiatives warranty returns and allowances, which are netted against sales, improved to 18.9% of sales for the nine months ended December 31, 2003 as compared to 19.7% of sales for the nine months ended December 31, 2002. This equates to approximately a $619,000 increase in net sales for the period. We are unable to estimate whether this improvement in warranty returns and allowances can be sustained.

     As a percentage of net sales, cost of goods sold decreased during the nine months ended December 31, 2003 to 86.3% as compared to 88.5% for the nine months ended December 31, 2002. The decrease is principally attributable to lowered production costs that we are realizing from the manufacturing efficiencies and improved productivity realized from our implementation of lean manufacturing cells. This resulted in a savings in costs of goods sold of approximately $1,680,000 for the period. We also realized raw material cost savings of $932,000 which was principally due to price concessions we realized from our suppliers. This resulted in gross margins increasing to 13.7% from 11.5% or a 19.1% increase in gross margins for the nine months ended December 31, 2003. Although it did not have a material affect on cost of goods sold during the nine months ended December 31, 2003, we have increased the production of units at our Malaysian facilities during the period and continue to pursue other off-shore initiatives to decrease production costs.

     General and administrative expenses for the nine months ended December 31, 2003 amounted to $7,683,000 which represents an increase of $979,000 or 14.6% from the prior year nine months ended December 31, 2002 of $6,704,000. This increase reflects the following factors: (1) an increase in the amount of legal fees we incurred pursuant to an indemnification agreement with Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations from $894,000 for the nine months ended December 31, 2002 to $1,068,000 for the nine months ended December 31, 2003; (2) a $400,000 contract settlement payment to this former officer, who at the request of the Board of Directors, submitted his resignation as an Advisor to the Board and the Chief Executive Officer; (3) an increase of $209,000 in legal expenses primarily incurred in connection with pursuing various initiatives to expand our customer base and product line; (4) $151,000 in increased travel expenses incurred by Company personnel in attending trade shows, visiting customers and suppliers; and (5) $45,000 for a bonus due the Company’s prior President and Chief Executive Officer.

     Sales and marketing expenses increased over the period by $580,000 or 67.7% to $1,437,000 for the nine months ended December 31, 2003 from $857,000 for the nine months ended December 31, 2002. This increase is principally attributable to costs incurred in connection with various initiatives to focus our Company on sales and marketing (including preparation of primary and collateral sales and marketing materials, costs incurred in connection with our name change, our participation in various trade shows which we had not participated in recent years, development of materials relating to our new brand introduction, “Quality Built” (QB), to the traditional warehouse market, and the hiring of a new senior sales executive).

     For the nine months ended December 31, 2003 interest expense net of $21,000 in interest income was $724,000. This represents a decrease of $494,000 or 40.6% over net interest expense of $1,218,000 (which was net of interest income of $634,000) for the nine months ended December 31, 2002. This decrease is the result of lower interest rates and lower outstanding loan balances. The decrease was partially offset by an increase of $268,000 in the amount of discounts we accepted in connection with the receivable discount program we have with one of our customers. Our outstanding loan balance was $3,000,000 as of December 31, 2003 as compared to $10,782,000 as of December 31, 2002, a reduction of $7,782,000 over the twelve month period. Interest expense was comprised principally of interest on our line of credit facility, capital leases (and related notes payable) and the receivable discount program we have with one of our customers.

     For the nine months ended December 31, 2003, we recognized income tax expense of $2,433,000, which was reduced by a $93,000 federal income tax refund from the fiscal year ended March 31, 1997. During the nine months ended December 31, 2002, we did not record any income tax expense and we received federal income tax refunds in excess of what was anticipated in the amount of $727,000 due to the passing of the Job Creation and Work Assistance Act of 2002. For income tax purposes, we have available $17,249,000 in net operating losses for fiscal 2004 and future years.

     Reported net income declined from $6,738,000 for the nine months ended December 31, 2002 to $3,702,000 for the nine months ended December 31, 2003. The reduction in net income reflects the effect of accounting for income taxes. The Company had net operating losses for book purposes for the nine month period ended December 31, 2002 and did not have similar losses for book purposes for the nine months ended December 31, 2003. Specifically, in the nine month period ended December 31, 2002 the Company had an income tax benefit of $695,000 whereas in the comparable later period the Company booked an income tax expense of $2,433,000 which was partially offset by a $93,000 tax refund from the fiscal year ended March 31, 1997. The income tax charge is a non-cash expense, because of the Company’s tax loss carryforward.

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

     Net sales for the three months ended December 31, 2003 were $35,578,000, a decrease of $4,537,000 or 11.3% over the three months ended December 31, 2002 sales of $40,115,000. This decrease in sales reflects the following factors: (1) a decrease of $2,169,000 representing sales made during the three months ended December 31, 2002 to a customer we no longer due business with and (2) the loss of $2,987,000 in sales made to two distribution centers (and their supported retail stores) that the Company supplied during the three months ended December 31, 2002 and no longer supplies. Offsetting these decreases were increased sales of $619,000 to other customers. The shipment of inventory on consignment did not affect sales during the three months ended December 31, 2003.

     Cost of goods sold, as a percentage of net sales decreased to 85.5% for the three months ended December 31, 2003 as compared to 87.1% for the three months ended December 31, 2002. This decrease is principally attributable to lowered production costs that we are realizing from our manufacturing efficiencies and improved productivity. As of December 31, 2003 we were producing 100% of our product in lean cells. We believe increased efficiency associated with this shift to lean manufacturing resulted in approximately $358,000 in savings. We also realized raw material cost savings of $221,000 which was principally due to price concessions and discounts we received from our suppliers during the three months ended December 31, 2003. This resulted in gross margins increasing to 14.5% from 12.9% or a 12.4% increase in gross margins for the three months ended December 31, 2003. Although it did not have a material affect on cost of goods sold during the three months ended December 31, 2003 we have increased the production of units at our Malaysian facilities during the period and continue to pursue other off-shore initiatives to decrease production costs.

     General and administrative expenses decreased $125,000 or 5% to $2,400,000 for the three months ended December 31, 2003 from $2,525,000 for the three months ended December 31, 2002. This decrease reflects the following factors: (1) $248,000 in reduced salary and bonus expenses reflecting the resignation of the Company’s prior President and Chief Executive Officer and the resignation of Richard Marks as Advisor to the Board and Chief Executive Officer during the first six months of fiscal 2004 and (2) a $213,000 decrease in legal fees incurred pursuant to indemnification agreements entered into in conjunction with the SEC’s and the U.S. Attorney’s investigations. These decrease were principally off-set by increase in the following areas: (1) $88,000 in bad debt related to the loss of a customer; (2) $74,000 in software and computer consulting fees related to a new consignment inventory program and new bar scan program; (3) $48,000 increase in expenses related to workers compensation claims; (4) $68,000 in increased professional fees incurred in connection with pursuing various initiatives to expand our customer base and product line; and (5) $58,000 in executive travel related to trade shows, overseas operations and customer visits.

     Sales and marketing expenses increased over the period by $445,000 or 156% to $730,000 for the three months ended December 31, 2003 from $285,000 for the three months ended December 31, 2002. This increase is principally attributable to costs incurred in connection with various initiatives to focus our Company on sales and marketing (including preparation of primary and collateral sales and marketing materials, costs incurred in connection with name change, our participation in various trade shows which we had not participated in recent years, development of materials relating to our new brand introduction, “Quality Built” (QB), to the traditional warehouse market and the hiring of a new senior sales executive).

     For the three months ended December 31, 2003 interest expense net of interest income was $143,000 which compares to interest income of $270,000 during the three months ended December 31, 2002. While our net interest expense was positively impacted by a decrease in our line of credit balance from $10,782,000 as of December 31, 2002 to $3,000,000 as of December 31, 2003 and a reduction of interest rates of more than 1.25% over that period, the results for the three months ended December 31, 2002 included $606,000 in interest income related to federal and state income tax refunds received during that period. Interest expense was impacted during the three months ended December 31, 2003, by an increase of $65,000 in the amount of discounts we accepted in connection with the receivable discount program we have with one of our customer.

     For the three months ended December 31, 2003, we recognized income tax expense of $632,000. By comparison, during the three months ended December 31, 2002 we received federal income tax refunds in excess of what was anticipated in the amount of $727,000 due to the passing of the Job Creation and Work Assistance Act of 2002.

Liquidity and Capital Resources

     The Company has financed its working capital needs through the use of its bank credit facility and the cash flow generated from operations. At December 31, 2003, the Company’s borrowing base was $12,470,000 and the Company had borrowed $3,000,000 of this amount and reserved an additional $1,971,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. As such, the Company had availability under its line of credit of $7,499,000. This line of credit expires in December 2005.

     Our liquidity has been positively impacted by an agreement executed on June 26, 2002 with one of our customer’s banks. Under this agreement, we have the option to sell this customer’s receivables to the bank, at an agreed upon discount set at the time the receivables are sold. This discount has ranged from .12% to 1.51% during the nine months ended December 31, 2003, and has allowed the Company to accelerate collection of the customer’s purchases aggregating $39,507,000 by approximately 140 days during the nine months ended December 31, 2003. On an annualized basis, the weighted average discount rate on the receivables sold to the bank during the nine months ended December 31, 2003 was 2.96%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. In addition, any significant increase in prevailing interest rates could have a similar impact on the interest expense we recognize in connection with this discounting arrangement.

     From a liquidity standpoint, we have also benefited from the utilization of our net operating loss carryforward to eliminate federal income taxes that we would otherwise pay. We currently have available $17,249,000 in net operating losses that are available to offset federal taxes payable in fiscal 2004 and future years.

     Our customers continue to aggressively seek extended payment terms, consignment inventory arrangements, price concessions and other terms that could adversely affect our liquidity. In January 2004, we signed an eight-year supply agreement with one of our customers. Under this agreement (which went into effect as of October 1, 2003), we have agreed to significantly extend the payment terms provided to this customer. The receivables generated from sales to this customer are expected to be eligible for discounting under an agreement similar to the June 26, 2002 agreement described above. We have also provided this customer a marketing allowance that will be amortized at a monthly amount of $86,000 over eight years. The changes are expected to increase our working capital needs, and the use of any discount arrangements will also increase our interest expense. These terms could have an adverse effect on our profit margins. In addition, we have agreed to sell our products to this customer net of a core charge but subject to monthly reconciliation. While this can be expected to reduce our per unit revenues from sales to this customer, this change will not itself reduce the per unit gross margins on these sales. In this regard we are working with banks and other financial institutions to increase our liquidity and financial capabilities. There can be no assurance that the Company will be successful in this regard.

     Management believes that cash flow from operations together with availability under our credit agreement will be sufficient to meet our working capital needs through the fiscal year ended March 31, 2004. Our working capital needs and liquidity could be significantly impacted by (i) our potential new relationship with the Company’s largest customer (discussed below) and (ii) pursuit of off-shore manufacturing initiatives. The Company believes that either or both of these circumstances will require it to enter into a new bank line of credit.

Prospective Relationship with the Company’s Largest Customer

     The Company’s largest customer has initiated a program in connection with which it will take title to the Company’s product immediately prior to the sale to the ultimate customer (POS program). In early February 2004 in connection with the rollout of its POS program, that customer informed the Company that it expected to name the Company as the lead supplier for the import alternator and starter product categories. If this designation is finalized, in addition to being primarily responsible for managing the import alternator and starter product categories for this customer, the Company’s revenues will substantially increase and the Company will become the largest supplier of import alternators and starters in the U.S. As part of this arrangement, the Company will purchase substantially all of the customer’s inventory of import alternators, starters and certain other units on long-term financing terms, and substantially expand its sales support staff to service the business. Management believes that this arrangement will have a material impact on the Company, including increasing its working capital needs. There is no assurance that this prospective relationship will ultimately be formalized, and it remains subject to documentation of the definitive terms.

Customer Concentration

     The Company is substantially dependent upon sales to four major customers. During the nine months ended December 31, 2003, sales to the Company’s largest customer constituted approximately 65% of the Company’s total sales and sales to the four largest customers constituted approximately 99.3% of the Company’s total sales. During the same nine months ended December 31, 2002, sales to the Company’s largest customer constituted approximately 68% of the Company’s total sales and sales to the Company’s top five customers constituted approximately 99.1% of the Company’s total sales. Any meaningful reduction in the level of sales to any of these customers or the loss of a customer, deterioration of any Customer’s financial condition could have a materially adverse impact upon the Company. In addition, the concentration of the Company’s sales and the competitive environment in which the Company operates has increasingly limited the Company’s ability to negotiate favorable prices and terms for its products.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements with respect to the future performance of the Company that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in the Company’s relationship with any of its customers, the nature and outcome of the anticipated relationship with our largest customer described above, the Company's ability to maintain or improve its gross margins in an increasing competitive environment, the Company’s failure to meet the financial covenants or the other obligations set forth in its bank credit agreement and the bank’s refusal to waive any such defaults, the Company’s ability to refinance its bank debt at maturity, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs associated with and the anticipated savings from the Company’s consolidation of facilities, the uncertainty of the governmental investigations into the Company and other factors discussed herein and in the Company’s other filings with the Securities and Exchange Commission.

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

     The following table presents the weighted-average interest rates expected on the Company’s existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date
(As of December 31, 2003)

	Fiscal	Fiscal	Fiscal	Fiscal	Fiscal
	2004	2005	2006	2007	2008

Liabilities
Bank Debt, Including Current Portion			—	—	—
Line of Credit Facility*	$25,000,000	$25,000,000	—	—	—
Interest Rate*	2.97%/3.75%	2.97%/3.75%	—	—	—
Capital lease obligations	$681,000	$394,000	$392,000	$371,000	$285,000
Interest Rate	4.28-11.46%	4.28-10.36%	4.28-10.36%	4.28-10.36%	4.28-9.10%

* The maximum amount we can borrow under this facility is the lesser of $25,000,000 or our borrowing base. At December 31, 2003, our borrowing base was $12,470,000, and the amount outstanding was $3,000,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between -.25% and .25% that fluctuates based upon our cash flow coverage ratio or (ii) LIBOR or IBOR, as adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon our cash flow coverage ratio.

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

     We are also exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in two foreign currencies which affect our operations; the Malaysian Ringit, which has been fixed in relation to the U.S. dollar, and the Singapore dollar. During the nine months ended December 31, 2003, we experienced a $5,000 gain relative to our transactions involving these two foreign currencies.

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

(b) Reports on Form 8-K:

Current report on Form 8-K dated November 11, 2003 which reported our earnings for the six months ended September 30, 2003.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.
Dated: February 17, 2004	By:	/s/ Charles W. Yeagley

Charles W. Yeagley
Chief Financial Officer