Form 10-K
period 2004-03-31
MOTORCAR PARTS  AMERICA INC
filed 2004-06-29
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2004.

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-23538

MOTORCAR PARTS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (310) 212-7910

MOTORCAR PARTS & ACCESSORIES, INC.
Former name, changed since last report on Form 10-K

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]   No [  ]

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [  ]  No [X]

The aggregate market value, calculated on the basis of the price at which the stock was last sold on the Internet Billboard, of Common Stock held by non-affiliates of the Registrant as of September 30, 2003 was approximately $29,403,734.

There were 8,113,955 shares of Common Stock outstanding at June 25, 2004.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant to be filed within 120 days of March 31, 2004, pursuant to Regulation 14A under the Securities Exchange Act of 1934, for the 2004 Annual Meeting of Shareholders, are incorporated by reference into Part III of this Form 10-K.

MOTORCAR PARTS OF AMERICA, INC.

PART I

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries. This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. The Company’s actual results may differ significantly from the results discussed in any forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth under “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K generally.

     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at http://www.sec.gov. Our SEC filings are also available on our website http://www.motorcarparts.com. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.

Item 1. Business

General

     Motorcar Parts of America, Inc. is a leading remanufacturer of replacement alternators and starters for import and domestic cars and light trucks. These vehicles, which are manufactured both in the United States and overseas, include many of the most recognizable brands from companies such as General Motors, Ford, DaimlerChrysler, Toyota, Honda, Nissan, Mazda, Mitsubishi, Hyundai, Kia and Volkswagen.

     Our products are sold throughout the United States to some of the nation’s largest chains of retail automotive stores, including AutoZone, CSK Automotive, and O’Reilly Automotive. Our marketing and sales efforts are geared toward both the automotive chain stores and the traditional warehouse distributors. We believe that chain stores represent the fastest growing segment of the automotive after-market industry, which is consistent with our existing targeted customers. During fiscal 2004, 2003 and 2002, approximately 96%, 99% and 97% respectively, of our sales were to automotive chain stores consisting of approximately 5,500 stores. We also supply remanufactured alternators and starters to General Motors that are distributed through GM’s Service Parts Operation to warehouse distributors and smaller retail chains in the United States and Canada.

     Presently, we believe that automotive retail chains control approximately 40% of the automotive after-market for alternators and starters. Of the remaining 60%, 52% is controlled by traditional warehouse distributors and organized buying groups, mostly focused on the professional installer market. We believe we are well-positioned to penetrate this segment of the market through our affiliation with General Motors’ Service Parts Operation which is currently supplying a portion of this market and through the launch of our “Quality-Built”™ line of alternators and starters targeted to the traditional market. During the year, we hired a senior sales executive to head up our entry into the traditional warehouse market and organized buying group business. In addition, we see potential growth through the efforts that our existing retail chain store customers are making to target the professional installer marketplace by providing products directly to those professionals.

The Automotive After-market Industry

     The automotive after-market for alternators and starters has grown in recent years. We believe that this growth has resulted from, among other trends, (1) the increased number of vehicles in use, (2) the increased number of miles driven each year and (3) the growth of vehicles at their prime repair age of seven years and older. Conversely, higher gasoline prices over a sustained period may negatively affect the after-market. Based upon market information it has reviewed, management believes the average age of vehicles in operation in the United States is approximately 9 years.

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

     The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. To respond to this market development, we have increased the number of items we carry from approximately 2,400 SKUs in fiscal 2003 to approximately 2,800 SKUs in fiscal 2004.

     The technology used in our products, particularly alternators, has become more advanced in response to the installation in vehicles with an increasing number of electrical components such as cellular telephones, power windows and mirrors, heated rear windows and seats, air conditioning equipment, high-powered radio and stereo systems and audio/visual equipment. As a result of this increased electrical demand, alternators are more technologically advanced and per unit sales prices have increased accordingly.

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

Company Products

     Our products principally consist of remanufactured replacement alternators and starters for both imported and domestic cars and light trucks. During fiscal 2004, 2003 and 2002, sales of replacement alternators and starters constituted 99% of total sales. Alternators and starters are essential components in all makes and models of vehicles. These products constitute non-elective replacement parts and are required for a vehicle to operate. Approximately 99% of our products are sold for resale under customer private labels, with the remaining 1% being sold under our brand name, which includes the use of our trademark, “Quality Built to Last”™. Customers that sell our products under private label include AutoZone, CSK Automotive, O’Reilly Automotive, and General Motors. During 2004 we lost our only customer of ignition wire sets. We will continue to offer this ancillary product for sale. Sales of ignition wire sets totaled $485,000 in fiscal 2004.

     Our alternators and starters are produced to meet or exceed automobile manufacturer specifications. We remanufacture a broad assortment of alternators and starters in order to accommodate the proliferation of applications and products in use. Currently, we provide a full line of approximately 1,700 different alternators and 1,100 different starters. Our alternators and starters are provided for virtually all foreign and domestic vehicle manufacturers.

Customers and Customer Concentration

     Our products are marketed throughout the United States and Canada. Our customers consist of some of the largest retail automotive chain stores along with some small to medium-sized automotive warehouse distributors. Currently, we service automotive retail chain store accounts that have approximately 5,500 retail outlets. The Company also sells its products in Canada and the United States via General Motor’s distribution network channels.

     A significant percentage of our sales are concentrated among a relatively small number of customers, and this level of concentration has been increasing. Our three largest customers, AutoZone, CSK Automotive and O’Reilly Automotive, accounted for approximately 95% of total net sales during fiscal 2004. During fiscal 2003 and 2002, these three largest customers accounted for approximately 91% and 86% respectively, of total net sales. The loss of a significant customer or substantial decrease in sales to any of these three customers could have a material adverse effect on our sales and operating results. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions and more favorable payment terms. The increased pressure we have experienced from our customers may adversely impact our profit margins in the future.

Longer-term Multi-Year Agreement with Largest Customer; Other Arrangements

     We expect our customer concentration to continue as a result of the May 2004 agreement we signed with AutoZone to become its primary supplier of import alternators and starters for its eight distribution centers, up from the three we currently supply. As part of this four year agreement, we entered into a pay-on-scan (POS) arrangement with AutoZone. Under this arrangement, AutoZone will not be obligated to purchase the merchandise we have shipped to AutoZone that is covered by the POS arrangement until that merchandise is ultimately sold to AutoZone’s customers. We also agreed to purchase approximately $24 million of AutoZone’s current inventory of import starters and alternators transitioning to the POS program at the price AutoZone originally paid for this inventory. We will pay for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to AutoZone. The contract requires that we continue to meet our historical performance and competitive standards. We have also agreed to work with AutoZone to transition all of the products we sell to AutoZone to the POS arrangement by April 2006. If that is not accomplished, we expect to acquire an additional $24 million of AutoZone inventory to be covered by the expanded POS arrangement. We will then provide AutoZone with an additional $24 million of credits, to be taken in equal monthly installments over a 24-month period beginning in May 2006, and the contract will be extended for an additional two years through May 2010.

     We signed multi-year agreements with our other two large customers. In each case, we must continue to meet our historical performance and competitive standards.

     In October 2003, we entered into an agreement with one of our major customers to provide units to that customer net of an upfront core charge. This agreement requires the customer to return a core to the Company for every sale made. If a core is not returned, the customer is obligated to pay for it. This agreement will have the effect of reducing our revenues for each unit sold to this customer. Our gross profit per unit, however, will be unaffected by this arrangement.

Operations of the Company

Cores

     In our remanufacturing operations, we obtain used alternators and starters, commonly known as “cores”, from our customers or core brokers. When needed for remanufacturing, the cores are completely disassembled into component parts. Components which can be incorporated into the remanufactured product, are thoroughly cleaned, tested and refinished. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. The unit is then reassembled in a work cell or assembly line into a finished product. Inspection and testing are conducted at multiple stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Components of cores, which are not used by us in our remanufacturing process, are sold as scrap.

     The majority of the cores remanufactured by us are obtained from customers as trade-ins, which are credited against accounts receivable. Our customers offer consumers a credit to exchange their used units at the time of purchase. We purchase approximately 15% of our cores in the open market from core brokers who specialize in buying and selling cores. Although we believe that the open market is not a primary source of cores, it does offer us a supplemental source for maintaining stock balances. Other materials and components used in remanufacturing are purchased in the open market. The ability to obtain cores of the types and quantities required by us is essential to our ability to meet demand.

     The price of a finished product sold to our customers is generally comprised of a separately invoiced amount for the core included in the product (“core value”) and an amount for remanufacturing (“value added”).

Production Process; Offshore Manufacturing

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

     After the cleaning process is complete, the component parts are inspected and tested as prescribed by our QS-9000 approved quality control program, which is implemented throughout the production process. (QS-9000 is an internationally recognized, world class, automotive quality system.)

Upon passage of all tests, which are monitored by designated quality control personnel, the components are assembled into required units. Each fully assembled unit is then subjected to additional testing to ensure performance and quality. Finished products are either stored in our warehouse facility or packaged for immediate delivery. To maximize manufacturing efficiency, we store component parts ready for assembly in its warehousing facilities. Our management information systems, including hardware and software, facilitate the remanufacturing process from cores to finished products.

     We continue to explore opportunities for improving efficiencies in our manufacturing process. During fiscal 2004, we continued with the reorganization of our manufacturing processes to combine product families with similar configurations into dedicated factory work cells. This manufacturing process, known as lean manufacturing, replaced the more traditional assembly line approach we had previously utilized and eliminated the need to move and track inventory throughout our remanufacturing facility. This change impacted approximately 100% of our production volume in California and 50% of our production volume in Malaysia. Because of this “lean manufacturing” approach, we have reduced the time it takes to produce a finished product significantly.

     We also conduct business through two wholly owned foreign subsidiaries, MVR Products Pte. Limited (“MVR”), which operates a shipping and receiving warehouse, testing facility and maintains office space in Singapore and Unijoh Sdn. Bhd. (“Unijoh”), which conducts remanufacturing operations in Malaysia. These foreign operations are conducted with quality control standards similar to those currently implemented at our remanufacturing facilities in Torrance. The facilities of MVR and Unijoh are located approximately two hours apart by car. We believe that the operations of our foreign subsidiaries are important because of the lower labor costs experienced by these entities for the same remanufacturing process. The foreign subsidiaries produced in fiscal 2004, 2003 and 2002 approximately 211,000, 160,000 and 195,000 units, or 9%, 7% and 9% respectively of our total production for each of the last three years. We distribute these units from our US facilities.

     To take further advantage of the production savings associated with manufacturing outside the United States, we have continued to evaluate the establishment of a production facility in northern Mexico. Although we have not made a final decision to establish a Mexican facility, we anticipate doing so in the first quarter of calendar 2005.

Product Warranty

     As is standard in the industry, we only accept warranties from on-going customers. If a customer ceases doing business with us, we have no further obligations to that customer with respect to product warranties, and no additional warranty returns are accepted by us. Similarly, if we gain a new customer, we would accept product warranty and grant appropriate credits. This obligation to accept warranties from our customer does not result in decreased liquidity or increased expenses since we only accept one used core for each unit sold to the new customer. For additional information see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

Sales, Marketing and Distribution

     We market and distribute our products nationally. Our products are sold principally under our customers’ private labels. Products are delivered directly to the chain’s distribution centers which then deliver the merchandise directly to the retail stores for purchase by consumers. We also sell our alternators and starters to General Motors Service Parts Operation for distribution throughout the United States and Canada. During fiscal 2004, we expanded our sales efforts beyond automotive retail chains to include the traditional warehouse distribution centers. We satisfy our customers’ needs for special and timely products by producing individual units and shipping those units for overnight delivery via our special order programs. We believe we have obtained significant marketing, distribution and manufacturing efficiencies by focusing our sales efforts on chains of automotive retail stores. As we enter into longer-term contracts with customers in this market segment, we are attempting to expand our customer base by exploring options to solicit new outlets for our products.

     We publish for print and electronic distribution a catalog with part numbers and applications of our alternators and starters, along with a detailed technical glossary and explanation database. We believe that we maintain one of the market’s most extensive catalog and product identification systems, offering one of the widest varieties of alternators and starters available in the market. Included in sales are royalties we received from the license of our intellectual property specifications, for rotating electrical products (alternators and starters), we had developed over many years.

Seasonality of Business

     Due to the nature and design as well as the current limits of technology, alternators and starters traditionally fail when operating in extreme conditions. That is, during summer months, when the temperature typically increases over a sustained period of time, alternators are more apt to fail and thus, an increase in demand for our products typically occurs. Similarly, during winter months, when there is typically a period of sustained cold weather, starters are more apt to fail and thus, an increase for our products occurs again. Since alternators and starters are mandatory for the operation of the vehicle, they require replacing immediately. As such, summer months tend to show an increase in overall volume – particularly for alternators, with a few spikes in the winter – particularly for starters. A mild summer or winter can have a negative impact on our sales.

Competition

     The automotive after-market industry for remanufacturers and rebuilders of alternators and starters for imported and domestic cars and light trucks is highly competitive. Our direct competitors include two other large remanufacturers as well as several medium-sized rebuilders and a large number of small regional and specialty remanufacturers.

     The reputation for quality and customer service that a supplier enjoys is a significant factor in a purchaser’s decision as to which product lines to carry in the limited space available. We believe that these factors favor our Company, which provides quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support. In this regard, there is increasing pressure from customers, particularly the large ones that we sell to, for suppliers to provide “just-in-time” delivery, which allows delivery on an as-needed basis to promptly meet customer orders. We believe that our ability to provide “just-in-time” delivery distinguishes us from many of our competitors and provides a competitive advantage that may represent a barrier to entry to current or future competitors.

     Price and payment terms are very important competitive factors. The concentration of our sales among a small group of customers has increasingly limited our ability to negotiate favorable terms for sales of our products. As such, we are pursuing other outlets to market our products.

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

Employees

     We have approximately 900 full-time employees in the United States, substantially all of whom are located in Torrance, California. Of our employees, 60 are administrative personnel and 10 are sales personnel. In addition, we employ approximately 240 people at our wholly owned subsidiary companies in Singapore and Malaysia. In the fourth quarter of fiscal 2004, we increased our employee count by approximately 300 employees in anticipation of the new business we were awarded from one of our major customers. None of our employees is a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be satisfactory.

Evaluation of Strategic Options

     We are continuing to evaluate strategic options that we might pursue to enhance shareholder value. These could include an acquisition of another company or a sale of our company to a third party. We have hired an investment-banking firm to assist us in these efforts, which are ongoing. There is no assurance, however, that we will enter into any transaction as a result of our efforts in this regard.

Item 2. Properties

     We presently lease facilities in Torrance, California, Nashville, Tennessee and Charlotte, North Carolina. In fiscal 2002 we completed the consolidation of our two Torrance facilities into a single building containing an aggregate of approximately 227,000 square feet. As part of this consolidation, we negotiated a new lease extending the lease term for an additional five years through March 31, 2007 and providing for a base rent of $94,358 per month. We believe that our facilities are sufficient to satisfy our foreseeable production requirements. We have also entered into an agreement to lease an additional 4,005 square feet of office space adjacent to our current facility in Torrance, California. This new lease was effective June 1, 2004, its term coincides with our current Torrance lease and it provides for a base rent of $3,400 per month.

     On December 31, 2003 we entered into an agreement to sublease approximately 1,171 square feet of office space in Charlotte, North Carolina at a base rent of $1,561 per month. The term of this sublease expires on July 14, 2006. This office is used to manage our sales activities focusing on the traditional warehouse distribution centers.

     Subsequent to March 31, 2004 we entered into an agreement to lease an additional 860 square feet of office space in Nashville, Tennessee effective June 1, 2004. With this expansion, we now lease approximately 2,100 square feet at a base rent of $2,820 per month. This office is used to manage our purchasing activities.

     In addition, our subsidiaries have facilities at leased locations in Singapore and Malaysia which occupy nearly 50,000 square feet of manufacturing, warehousing, and office space. There are eight separate leases which expire on various dates through March 14, 2005. The average monthly lease expense for all properties is $6,010. As the leases expire, we expect to renew the leases of these properties with minor price increases.

Item 3. Legal Proceedings

     On September 18, 2002, the Securities and Exchange Commission filed a civil suit against the Company and our former chief financial officer, Peter Bromberg, arising out of the SEC’s investigation into our financial statements and reporting practices for fiscal years 1997 and 1998. Simultaneously with the filing of the SEC Complaint, we agreed to settle the SEC’s action without admitting or denying the allegations in the Complaint. Under the terms of the settlement agreement, we are subject to a permanent injunction barring us from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon us in connection with this settlement with the SEC.

     On May 20, 2004, the SEC and the United States Attorney’s Office announced that Peter Bromberg had been sentenced to ten months, including five months of incarceration and five months of home detention, for making false and misleading statements about our financial condition and performance in our 1997 and 1998 Forms 10-K filed with the SEC. Mr. Bromberg also consented to the entry of judgment that ordered payment of $76,275 in disgorgement plus prejudgment interest.

     The United States Attorney’s Office had previously informed us that it does not intend to pursue criminal charges against us arising from the events involved in the SEC Complaint. On February 13, 2003, we received a letter from the U.S. Attorney’s Office confirming this information.

     In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. Mr. Marks agreed to plead guilty to the criminal charges, and we anticipate he will be sentenced in the near future. To settle the SEC’s civil fraud action, Mr. Marks paid over $1.2 million in fines and was permanently barred from serving as an officer or director of a public company.

     The SEC’s complaint and the Justice Department’s criminal charges alleged that Mr. Bromberg and Mr. Marks engaged in fraudulent accounting practices and falsified our books and records, thereby causing us to issue false and misleading financial information to the investing public. The SEC’s complaint alleged that we overstated our pre-tax earnings for fiscal year 1997 by $3,391,000 (59.8%) and for fiscal year 1998 by $3,576,000 (49.6%) in our annual reports on Form 10-K filed with the SEC for the fiscal years ended March 31, 1997 and 1998, and that we included our false 1997 financial statements in a registration statement filed with the SEC in October 1997, for an offering that raised $19.8 million.

     Based upon the terms of agreements we previously entered into with Mr. Bromberg and Mr. Marks, we have been paying the costs they have incurred in connection with the SEC and U.S. Attorney’s Office’s investigation. During fiscal 2004, 2003 and 2002 we incurred costs of approximately $966,000, $603,000 and $165,000 respectively on their behalf.

     We are subject to various other lawsuits and claims in the normal course of business. We do not believe that the outcome of these matters will have a material adverse effect on our financial position or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

     Our Common Stock is currently traded on the Internet Billboard. Since trading on the Billboard can be sporadic, it may not constitute an established trading market for our Common Stock. The following table sets forth the high and low bid prices for our Common Stock during each quarter of fiscal 2004 and 2003 as tracked on the Internet billboard. The prices reflect inter-dealer quotations and may not represent actual transactions and do not include any retail mark-ups, markdowns or commissions.

	Fiscal 2004		Fiscal 2003
	High	Low	High	Low
1st Quarter	$2.49	$2.40	$4.05	$3.20
2nd Quarter	$3.75	$3.68	$4.00	$2.65
3rd Quarter	$4.97	$4.89	$2.95	$2.65
4th Quarter	$7.04	$6.89	$3.00	$2.13

     At June 25, 2004, there were 8,113,955 shares of Common Stock outstanding held by 43 holders of record. We have never declared or paid dividends on our Common Stock. The declaration of dividends in the future is at the discretion of the Board of Directors and will depend upon our earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. In addition, our agreement with our lender prohibits payment of dividends without the bank’s prior consent, except dividends payable in Common Stock.

Preferred Stock

     In February 24, 1998, we entered into a Rights Agreement with Continental Stock Transfer & Trust Company. As part of this agreement, we established 20,000 shares of Series A Junior Participating Preferred Stock, par value $.01 per share. The Series A Junior Participating Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock.

     On February 24, 1998, we also declared a dividend distribution to the March 12, 1998 holders of record of one Right for each share of Common Stock held. Each Right, when exercisable, entitles its holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock at a price of $65 per one one-thousandth of a share (subject to adjustment).

     The Rights are not exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement acquires 20% or more of the outstanding shares of the Common Stock or announces a tender offer that would result in 20% ownership, in each case without the prior consent of our Board of Directors. We are entitled to redeem the Rights, at $.001 per Right, any time until ten days after a 20% position has been acquired. Under certain circumstances, including the acquisition of 20% of our Common Stock, each Right not owned by a potential Acquiring Person will entitle its holder to receive, upon exercise, shares of Common Stock having a value equal to twice the exercise price of the Right.

     Holders of a Right will be entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20% or more of our outstanding Common Stock, we are involved in a merger or other business combination transaction with another person in which we are not the surviving company, our common shares are changed or converted, or we sell 50% or more of our assets or earning power to another person. The Rights expire on March 12, 2008 unless earlier redeemed by the Company.

     The Rights make it more difficult for a third party to acquire a controlling interest in the Company without our Board’s approval. As a result, the existence of the Rights could have an adverse impact on the market for our Common Stock.

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category.	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options warranties and rights	Number of securities remaining available for future issuance under equity compensation plans [excluding securities reflected in column (a)]
Equity compensation plans approved by securities holders	793,250(1)	$3.31	1,200,000(2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	793,250	$3.31	1,200,000

(1)	Consists of options issued pursuant to our 1994 Employee Stock Option Plan, as amended, our 1996 Employee Stock Option Plan and our Director’s Plan.

(2)	At our Annual Meeting of Shareholders held on December 17, 2003 the shareholders approved our 2003 Long-Term Incentive Plan (Incentive Plan) which had been adopted by our Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of our Common Stock have been reserved for grants of Incentive Awards and all of our employees are eligible to participate.

Item 6. Selected Financial Data

     The following selected historical consolidated financial information as of and for each of the years ended March 31, 2004, March 31, 2003, March 31, 2002, March 31, 2001 and March 31, 2000, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto included elsewhere in this report.

	Fiscal Year Ended March 31,
Income Statement Data	2004	2003	2002	2001	2000
Net sales	$152,636,000	$167,566,000	$172,040,000	$160,699,000	$194,293,000
Operating income (loss)	10,965,000	6,944,000	11,241,000	(389,000)	(8,535,000)
Income (loss) before cumulative effect of accounting change	6,482,000	10,625,000	11,689,000	(4,102,000)	(10,542,000)
Cumulative effect of accounting change (1)	—	—	—	—	(17,702,000)
Net income (loss)	6,482,000	10,625,000	11,689,000	(4,102,000)	(28,244,000)
Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$.81	$1.33	$1.61	$(.63)	$(1.63)
Cumulative effect of accounting change	—	—	—	—	(2.74)

Net income (loss) per share	$.81	$1.33	$1.61	$(.63)	$(4.37)

Diluted income (loss) per share	$.77	$1.24	$1.51	$(.63)	$(4.37)

(1)	Effective April 1, 1999, we changed our method of valuing inventory and recorded a cumulative effect of accounting change of $17,702,000, which is reflected in the March 31, 2000 Consolidated Statement of Operations.

	Fiscal Year Ended March 31
Balance Sheet Data	2004	2003	2002	2001	2000
Total assets	$65,996,000	$59,282,000	$71,296,000	$60,108,000	$71,801,000
Working capital	40,426,000	20,801,000	9,404,000	1,836,000	2,996,000
Line of credit	3,000,000	9,932,000	28,029,000	28,950,000	36,661,000
Long-term debt and capitalized lease obligations – less current portions	1,247,000	209,000	915,000	2,099,000	3,062,000
Shareholders’ equity	43,595,000	37,453,000	26,823,000	13,298,000	17,393,000

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment terms, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the Securities and Exchange Commission.

Management Overview

     Both the retail and traditional markets in our rotating electrical category are continuing to grow in size; however, both markets continue to experience consolidation. We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on regular changes and improvements to make our manufacturing processes more efficient, and our movement to lean manufacturing cells, increased production in Malaysia and pursuit of a production facility in northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. Our sales are increasingly concentrated among a very few customers, and these key customers regularly seek more favorable pricing, delivery and payment terms as a condition to the continuation of existing business or expansion of a particular customer’s business. To partially offset some of these customer demands, we have sought to position ourselves as a preferred supplier by working closely with our key customers to satisfy their particular needs and entering into longer-term preferred supplier agreements.

To grow our revenue base, we have been seeking to broaden our retail distribution network and have begun to target sales to the traditional warehouse and professional installer markets. We continue to expand our product offerings to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics.

     Our management pays particular attention to the cash generated by operations and views this as a key measure of our performance. Management also looks for ways to enhance shareholder value by assuring that invested capital is efficiently deployed. As part of this strategy, we have from time to time repurchased shares of Common Stock or options or warrants to purchase Common Stock upon terms that were accretive to our earnings. To strengthen our customer relationships, we have structured attractive purchase arrangements for these customers and entered into agreements with our customers and financial institutions to reduce the working capital costs associated with these arrangements.

General

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

     Revenue Recognition. We recognize revenue when our performance is complete and all of the following criteria established by SAB 104, Revenue Recognition, have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

     For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized two days after the date of shipment based on our experience regarding the length of transit duration. We include shipping and handling charges in the gross invoice price to customers and classify the total amount as revenue in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are recorded in cost of sales.

     The price of a finished product sold to customers and recorded as revenue is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). Core value revenue is recorded based on the assigned value of the core as agreed upon with customers. Unit value revenue is recorded based on our price list, which is revised from time-to-time, net of applicable discounts and allowances. The terms of one customer agreement provide that the invoice price is based on unit value only, excluding the core charge. In that case, we record only unit value revenue based on our price list, net of any applicable discounts or allowances. This agreement will have the effect of reducing our revenues for each unit sold to this customer. Our gross profit per unit, however, will be unaffected by this arrangement. Under this arrangement, profit or loss from the sales of cores to this customer is recognized on a monthly basis based upon a reconciliation of the number of units sold to the number of cores returned.

     As discussed under the caption “Business — Multi-year Agreement with Largest Customer; Other Arrangements,” in fiscal 2004, we began to offer products on a pay-on-scan (POS) basis. For POS inventory, revenue is recognized when the customer has notified us that it has sold a specifically identified product to another person or entity. Our customer bears the risk of loss of any POS product from any cause whatsoever from the time possession is taken until a third party customer purchases the product. Net sales from POS inventory were $10,372,000 for the fiscal year ended March 31, 2004.

     We record sales incentives, concessions and allowances as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Sales incentive amounts are recorded based on the value of the incentive provided.

     Product Warranty. We generally have two types of warranty policies: (a) an advance warranty discount policy, which is a reduction taken on the invoice and (b) an authorized warranty return program which is generally given upon a request from a customer:

Advance Warranty Discount Policy: For products under this warranty policy, we deduct from the invoice an agreed-upon warranty adjustment, which is typically a percentage of the invoice price. In accordance with SAB 104, we record revenue at the time of sale based on the agreed-upon price, which is net of the warranty adjustment.

Authorized Warranty Return Policy: This policy allows ongoing customers to return parts that have been returned to them under their return policies by a consumer purchaser regardless of whether the parts are defective. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” we reduce revenue at the time of sale based on estimated future returns.

     With respect to the Authorized Return Warranty Policy, we estimate returns in the same period in which the revenue is recorded. The estimates are based on historical analysis, customer agreements and currently known factors that arise in the normal course of business. Since the warranty charge impacts revenues, if estimated returns vary from actual returns, our revenues will be higher or lower than previously recorded.

     Stock Adjustments. Under the terms of certain agreements with our customers and consistent with industry practice, our customers from time to time are allowed stock adjustments when their inventory level of certain product lines in their stock exceed their anticipated levels of sales to their end-user customers. Stock adjustment returns are not recorded unless and until they are authorized by the Company, and they do not occur at any specific time during the year.

In fiscal 2001 we modified our accounting for stock adjustments. Historically, when the returns were made we charged a portion of stock adjustment returns against net sales and expensed the balance as cost of goods sold. In the third quarter of fiscal 2001, because of an unprecedented large return from one customer, we recognized adjustments to net sales and cost of goods sold of $898,000. Therefore, in the fourth quarter of fiscal 2001, we began to provide for a monthly $75,000 allowance to cost of goods sold to address the anticipated impact of stock adjustments. We review the reasonableness of this accounting estimate every quarter by evaluating the stock adjustment returns received in the last twelve months as well as information obtained from customers concerning inventory levels and perceived demand in specific locations and/or specific part numbers. Accordingly, we increased the monthly accrual from $80,000 to $112,000 per month in March 2003. In January 2004, as a result of a special stock adjustment of $263,000 we allowed in December 2003, we increased the allowance by that amount and increased the monthly accrual to $134,000 per month. The provision for stock adjustments we accrued in fiscal 2004, 2003, and 2002 resulted in gross profit decreasing by $1,561,000, $962,000 and $898,000, respectively. The stock adjustments accepted by the Company were $1,882,000, $778,000 and $513,000 in 2004, 2003 and 2002, respectively, and these amounts were charged against the stock adjustment allowance. As of March 31, 2004, 2003 and 2002, the balance in the stock adjustment reserve account was $473,000, $794,000 and $610,000 respectively. The following table summarizes our reserve for stock adjustments:

For the Year Ended March 31	Balance at Beginning of Period	Stock Adjustment Accrual Charged To Income	Stock Adjustments Received	Balance at End of Period
2004	$794,000	$1,561,000	$1,882,000	$473,000
2003	$610,000	$962,000	$778,000	$794,000
2002	$225,000	$898,000	$513,000	$610,000

     In fiscal 2004, we also agreed to accept a stock adjustment of approximately $490,000 to assist our largest customer in its acquisition of a major commercial customer. This adjustment was charged against the allowance for stock adjustments.

     The stock adjustment allowance is reviewed quarterly based on information received from customers to determine if the allowance should be adjusted. This accrual reflects the fact that the amount of the credit for inventory overstocks is negotiated with our customers, and this credit may be different than the price charged the customer for the returned inventory.

     Inventory Reserve. We have taken a systematic approach in establishing a reserve for excess and obsolete inventory. The reserve is based upon our knowledge of the industry, communication with core brokers and suppliers, scrap values and discussions with our customers and is computed based upon historical usage and a product’s life cycle.

     The excess and obsolete inventory reserve account decreased by $611,000 to $2,954,000 in fiscal 2004 from $3,565,000 in fiscal year 2003. In fiscal 2003, this account decreased by $150,000 from $3,715,000 in fiscal year 2002. The decrease in fiscal 2004 was principally due to the scrapping of 52,000 pieces of import alternator cores which reduced the reserve for excess and obsolete inventory by $465,000. In addition, we sold certain domestic starters which were previously reserved for in the amount of $155,000. Each quarter, we review the last 12 months of activities of each part number to determine the usage for these parts. Based on this activity, we then determine the number of months of inventory on hand and in general establish reserves at rates ranging from 10% to 80% of the cost of inventory on hand for that particular item of inventory.

     Acquisition of Cores; Related Marketing Allowance. Upon receipt of a core from a customer, we generally give a credit to the customer for the contractually agreed-upon core value for the respective part number, which is typically the same as the amount invoiced at the time of a sale. This amount generally exceeds the market value of the core accepted as a trade-in, and we record this difference in cost of sales. We generally limit core returns to cores sold to the specific customer that are in remanufacturable condition.

     Core Valuation. We record core inventory at the lower of cost or market. We adjust the carrying value of cores in three ways:

(1)	When purchases constitute 25% or more of quantity on hand, a weighted average cost is applied. We believe that purchases from core brokers that represent 25% or more of the quantity on hand represent a quantity that is sufficiently large enough to derive a market value for that particular core.

(2)	Cores not adjusted for purchases as described in (1), are adjusted every six months based on a comparison to core broker prices. All cores that have a difference between the carrying value and the quoted core broker price of 35% or greater are adjusted to reflect the change in market value. The 35% amount was determined to be the approximate range in the fluctuation of market prices observed based on seasonal factors and differences in pricing between brokers. Core values fluctuate on the basis several economic factors, including market availability, seasonality and demand. Broker prices are determined individually by the broker based on the quantity available to the broker and its expectation of demand.

(3)	A valuation reserve is maintained for those cores not adjusted by the above policies. This reserve is based upon the inherent value of cores, which we estimate have a life cycle of 20 years. This reserve account, which is part of the reserve for excess and obsolete inventory, decreased in fiscal year 2004 by $3,000 from $37,000 at fiscal year-end 2003 to $34,000 at fiscal year-end 2004. In fiscal year 2003, this reserve account decreased by $227,000 from $264,000 at fiscal year-end 2002 to $37,000 at fiscal year-end 2003. The decrease in both years was principally the result of our continued efforts to decrease the quantity of core inventory by selling and scrapping obsolete cores.

     These adjustments to core inventory values result in a corresponding adjustment to cost of goods sold.

     Accounting for Over/Under Returns of Cores. Based on our experience, contractual arrangements with customers and inventory management practices, on an annual basis we receive and purchase a used but remanufacturable core from customers for almost every remanufactured alternator or starter we sell to customers. However, both the sales and receipts of cores throughout the year are seasonal with the receipts of used cores lagging sales significantly. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). To account for this lag and match sales with the associated liability to receive and purchase used cores, on a monthly basis we either (a) record deferred revenue (a liability) if core receipts are less than sales or (b) record a debit entry to deferred revenue if core receipts are greater than sales. In addition to matching sales to associated returns, this policy is conservative because we do not record any gain from under-returns of used cores until the last quarter of the fiscal year, which marks the end of the period during which we typically experience an over-return of cores. The amount of the adjustment taken at the end of fiscal years 2004, 2003, and 2002, was $981,477, $0 and $630,200, respectively. This year-end adjustment has the effect of increasing our gross revenues.

     Accounting for Deferred Taxes. The valuation allowance for deferred tax assets was based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” Based on SFAS 109, the seasonality of our earnings stream and numerous other factors discussed below, management considered it appropriate to defer recognition of tax benefits to the fourth quarters of fiscal 2003 and 2002 when we recognized a tax benefit of $4,331,000 and $4,005,000, respectively.

     In preparing our fiscal 2002 financial statements, we considered the weight of the available evidence to determine whether it was “more likely than not” that a portion of the deferred tax asset would not be realized. In particular, management identified two positive factors impacting realization of the deferred tax assets that did not exist in fiscal 2001 – our improved profitability in fiscal 2002 and the resulting increased confidence in management’s ability to rely on future earnings to forecast the utilization of more of the deferred tax benefits. Due to ongoing concerns about pending income tax audits and financing contingencies, however, management still concluded it was “more likely than not” that a portion of the deferred tax asset would not be realized. Accordingly, for fiscal 2002, we calculated the amount of the valuation allowance based on projected future taxable income beyond the next two fiscal years (thus the amount of the net deferred tax asset was based on projected fiscal 2003 and 2004 income) and the resulting income tax benefit was recorded in the fourth quarter of fiscal 2002.

     In the fourth quarter of fiscal 2003, the IRS approved our treatment of the amount to be deducted relating to the fiscal 2000 change in accounting for inventory and allowed us to deduct the entire amount in one year (2003) instead of the four years originally anticipated. In addition, the IRS concluded its audits. Furthermore, we resolved our financing contingency and signed an agreement with a new bank. These positive factors, as well as another year’s history of operating profits, lead us to conclude that a valuation allowance was no longer required. Thus, the balance in the allowance was eliminated in the fourth quarter of fiscal 2003.

     No valuation allowance is reflected in the fiscal 2004 financial statements, based on our evaluation of the deferred tax assets using the accounting guidance in SFAS 109.

Results of Operations

	Fiscal Year Ended March 31,
	2004	2003	2002
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	84.8%	89.6%	88.0%

Gross Margin	15.2%	10.4%	12.0%
General and Administrative Expenses	6.3%	5.4%	4.2%
Selling Expenses	1.3%	0.7%	0.7%
Research and Development	0.4%	0.3%	0.3%
Provision for Doubtful Accounts	.0%	(0.1%)	0.2%

Operating Income	7.2%	4.1%	6.6%
Interest Expense, net of Interest Income	0.6%	0.8%	2.1%

Income Before Income Taxes	6.6%	3.3%	4.5%
Income Tax (Expense) Benefit	(2.3%)	3.0%	2.3%

Net Income	4.3%	6.3%	6.8%

Fiscal 2004 compared to Fiscal 2003

     Net sales for fiscal year ended March 31, 2004 were $152,636,000, a decrease of $14,930,000 or 8.9% from the prior years’ sales of $167,566,000. This decrease principally reflects: (1) a decrease of $5,472,000 representing sales made during fiscal 2003 to a customer we lost in February 2003; (2) the loss of $6,496,000 in sales made to two distribution centers (and their supported retail stores) that we supplied during fiscal 2003 but no longer supply (as noted in the following paragraph we subsequently gained incremental business in excess of what we had previously lost from this customer); (3) inventory of approximately $3,911,000 which remained unsold as of March 31, 2004 and would have been included in net sales prior to the initiation during fiscal 2004 of the pay-on-scan arrangement with our largest customer; (4) the mild summer in 2003 that resulted in reduced sales of a particular product line that often fails during the hot summer by approximately $3,000,000; (5) a decrease in revenues of $6,163,000 because we began selling products to one of our customers net of a core charge, as of October 1, 2003 and (6) recognition of $1,084,000 as a reduction to net sales from amortization of a marketing allowance and a $325,000 reduction to net sales reflecting testing equipment we paid for as part of a marketing allowance. Both amounts were provided to one of our customers as part of an agreement for a five year contract. The remaining balance of the marketing allowance of $1,939,000 will be recognized monthly through January 31, 2008.

     Offsetting the decrease in sales were increases in sales of $2,724,000 to the customer that we began to sell products to net of a core charge and, although we stopped supplying one of our customer’s two distribution centers during fiscal 2004, sales to this customer for those distribution centers we continued to supply increased by $7,465,000. In addition, due to programs implemented with our customers and engineering and quality control initiatives, warranty returns and allowances, which reduce gross revenues, improved to 18.8% of gross revenues for fiscal 2004 as compared to 19.9% of gross revenues for fiscal 2003. This equates to approximately a $1,318,000 increase in gross revenues for the period. We are unable to estimate whether this improvement in warranty returns and allowances can be sustained.

     As a percentage of net sales, cost of goods sold decreased in fiscal 2004 to 84.8%, which represents a decrease of 4.8% when compared to fiscal 2003. Our improved gross margin is primarily due to: (1) a reduction in cost of sales of $6,163,000 reflecting our agreement with one customer to sell goods net of a cost charge; (2) lowered production costs associated with a number of manufacturing efficiencies we have adopted, which we estimate saved approximately $3,000,000 in production costs when compared to fiscal 2003; (3) the under-return of cores by our customers of $981,000 which we recognized as a reduction to cost of sales in the fourth quarter of fiscal 2004 in accordance with our accounting policy for core over/under returns; (4) a decrease in our adjustments to inventory values, which increase cost of sales, to $2,976,000 in fiscal 2004 from $3,658,000 in fiscal 2003; (5) raw material cost savings of $1,394,000 from price concessions we realized from our suppliers over the amount realized in fiscal 2003; (6) cost savings of $337,000 that we realized by increasing production in our Malaysian facilities; and (7) royalty income of $215,000 from the licensing of our proprietary product identification intellectual property as part of a confidential licensing agreement entered into in fiscal 2004 for which there was no related expenses. These reductions in cost of sales were offset by an increase in the stock adjustment return allowance to $1,561,000 in fiscal 2004 from $962,000 in fiscal 2003. This increase resulted in a corresponding increase in cost of sales.

     General and administrative expense for fiscal 2004 was $9,616,000, which represents an increase of $700,000 or 7.9%, from the prior year’s expense of $8,916,000. This increase reflects the following factors: (1) an increase in the amount of legal fees we incurred, from $560,000 in fiscal 2003 to $966,000 in fiscal 2004, pursuant to an indemnification agreement with Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations; (2) a $240,000 increase in expenses relating to the implementation of an automated inventory tracking system and increased staffing in our information technology department; (3) $155,000 in increased travel expenses incurred in connection with greater trade show participation, visiting customers and suppliers; and (4) an increase of $25,000 in other miscellaneous expenses. These increases were offset by a decrease in bank fees of $126,000 recognized in fiscal 2003 associated with the financing which we obtained in December 2002.

     Sales and marketing expenses increased by $906,000 or 84.6% to $1,977,000 in fiscal 2004 from $1,071,000 in fiscal 2003. This increase is principally attributable to costs incurred in connection with various marketing initiatives to strengthen our overall presence in the marketplace and increase our sales to the traditional warehouse market (including preparation of primary and collateral sales and marketing materials, costs incurred in connection with our name change, our participation in various trade shows in which we had not participated in recent years, development of materials relating to our new brand introduction, “Quality-Built”, and the hiring of a new senior sales executive).

     Interest expense for fiscal 2004 was $968,000. This was a decrease of $1,012,000 or 51.1% from fiscal 2003 interest expense of $1,980,000. This decrease is the result of lower interest rates and lower outstanding loan balances. Our outstanding loan balance was $3,000,000 as of March 31, 2004 as compared to $9,932,000 as of March 31, 2003, a reduction of $6,932,000 over the twelve month period. The decrease was partially offset by an increase of $318,000 in the amount of discounts we accepted in connection with the receivable discount programs we have with two of our customers. This increase is largely attributable to an increase of $15,506,000 in the amount of receivables that we discounted under these programs. In addition, in fiscal 2003, only one of our customers participated in the receivable discount program, compared to two in fiscal 2004. Interest expense was comprised principally of interest on our line of credit facility, capital leases (and related notes payable) and our receivable discount programs.

     Interest income for fiscal 2004 was $37,000. This is a decrease of $599,000 or 94.2% when compared to interest income of $636,000 for fiscal 2003. This decrease is principally related to the $606,000 of interest income we received from federal and California taxing authorities as a result of a favorable determination following an examination of our 1996 through 2001 income tax returns.

     Although our fiscal 2004 pre-tax income increased by 79.2%, when compared to our results for fiscal 2003, our net income for fiscal 2004 declined by 39%, when compared to our fiscal 2003 net income. In fiscal 2004, we recognized book tax expense of $3,552,000. By contrast, in fiscal 2003, we recognized a tax benefit of $5,025,000 due to the elimination of the deferred income tax valuation allowance of $4,331,000 and a federal income tax refund of $694,000 from the successful conclusion of a tax examination of our income tax returns covering fiscal years 1996 to 2001. For tax purposes, we have federal and state net operating loss carry forwards of $11,709,000 and $7,492,000, respectively, which expire in varying amounts through 2023.

Fiscal 2003 compared to Fiscal 2002

     Net sales for fiscal year ended March 31, 2003 were $167,566,000, a decrease of $4,474,000 or 2.6% from the prior years’ sales of $172,040,000. This decrease in net sales is principally related to the loss of two customers which resulted in a reduction in net sales of approximately $3,500,000. The decrease in sales to these customers was partially offset by an increase in sales to our continuing customers of approximately $1,800,000. Our net sales for fiscal 2003 were also reduced by an increase in the marketing allowances we provide our customers from approximately $1,500,000 in fiscal 2002 to approximately $4,300,000 in fiscal 2003. Approximately $1,626,000 of this increase is attributable to those allowances granted to a customer as part of a five-year contract that we executed with that customer in March 2003. (In connection with this agreement, we also agreed to assume responsibility for up to $1,500,000 of the cost of testing equipment that this customer may install in its stores. Any such cost that is incurred by us will be recognized over a five-year period as an additional marketing allowance.) The balance of the increase in marketing allowances is attributable to the increasing pressure we are receiving from our customers for more favorable pricing terms. Warranty returns and allowances, which are also netted against sales, remained relatively flat at 19.9% of sales for fiscal 2003 as compared to 19.8% in fiscal 2002.

     As a percentage of net sales, cost of goods sold increased in fiscal 2003 to 89.6%, which represents an increase of 1.6% when compared to fiscal 2002. This increase was largely attributable to reductions in the carrying values of our inventory that were made throughout the year to reflect our current estimate of the market value of our inventory and the lower production costs that we are realizing from our manufacturing efficiencies. Adjustments to inventory in fiscal 2003 totaled $3,658,000 compared to $2,417,000 in fiscal 2002. These expenses were partially off set by a reduction in freight costs of $477,000 when comparing fiscal 2003 to fiscal 2002.

     General and administrative expense for fiscal 2003 was $8,916,000, which represents an increase of $1,713,000 or 23.8%, from the prior year’s expense of $7,203,000. This increase is principally attributable to several factors. Our total legal fees increased from $299,000 in fiscal 2002 to $1,347,000 in fiscal 2003. Of this amount, approximately $560,000 and $156,000 represent increased legal fees we incurred pursuant to our indemnification agreements with Richard Marks and Peter Bromberg, respectively, in connection with the SEC’s and the U.S. Attorney’s Office’s investigation of these two former officers. In addition, we incurred $230,000 in additional legal fees for attorneys we hired to represent us, Mel Marks, one of our Board members, and other employees who were interviewed in connection with these investigations.

In addition, we increased the compensation we paid to Selwyn Joffe by approximately $120,000 to reflect the expanded duties he assumed prior to his appointment as our CEO in February 2003 and increased by $115,000 the compensation we paid to Mel Marks, one of our directors and our single largest shareholder. We also recorded $267,500 of additional expenses associated with the departure of Anthony Souza, our former CEO. General and administrative expenses also increased as a result of (1) increased directors’ fees of $60,000 resulting from the addition of new members to our Board; (2) investment banking fees of nearly $110,000 which were incurred in connection with an evaluation of our strategic options; (3) insurance and benefit cost increases of nearly $275,000; and (4) bank fees and charges of approximately $130,000 paid to both our current and former lenders in connection with the replacement of our lending facility. These increases were partially offset by a decrease of approximately $300,000 in salaries and bonuses paid to key executives, largely attributable to a decline in our pre-tax profits.

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

     Interest income for fiscal 2003 was $636,000. This is an increase of $610,000 when compared to interest income for fiscal 2002. This increase is due to the interest paid to us by both the federal and California taxing authorities as a result of a favorable determination following an examination of the Company’s 1996 through 2001 income tax returns.

Liquidity and Capital Resources

     We have financed our working capital needs through the use of our bank credit facility, the receivable discount programs we have established with two of our customers and the cash flow generated from operations. Under the terms of our December 2002 loan agreement which we recently replaced, we could borrow up to the lesser of (i) $25,000,000 or (ii) our borrowing base, which consisted of 75% of our qualified accounts receivable plus up to $10,000,000 of qualifying inventory. At March 31, 2004 our borrowing base was $19,080,000, and we had borrowed $3,000,000 of this amount and reserved an additional $3,100,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. The interest on the amount outstanding at March 31, 2004 was calculated based upon the 90 day IBOR rate plus 2% or 3.11% and matured on April 22, 2004.

     In May 2004, we entered into a new loan agreement that replaced the facility we established in December 2002. Under this new agreement, we can borrow up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin of 2.00%. At June 25, 2004 we had no borrowings outstanding under the facility. This new loan agreement expires on October 2, 2006.

     The new loan agreement includes various financial conditions, including minimum levels of tangible net worth, cash flow, fixed charge coverage ratio and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer our CEO. Pursuant to the new loan agreement, we have agreed to pay a fee of 3/8% per year on any difference between the $15,000,000 commitment and the outstanding amount of credit we actually use, determined by the average of the daily amount of credit outstanding during the specified period.

     During fiscal 2004, we increased our working capital by $12,872,000, or 46.7%, over working capital at fiscal year-end 2003. In addition, we were able to reduce our line of credit debt by $6,932,000 and improve our cash on hand by $6,323,000, in each case comparing the amounts at fiscal year-end 2004 to those at fiscal year-end 2003.

     Our inventory levels increased by approximately $1,161,000 from fiscal year-end 2003 to fiscal year-end 2004. Because of our improved inventory management, we were able to reduce our raw materials inventory by $4,899,000 during this period. Our finished goods inventory increased by approximately $5,547,000 as a result of our decision to build up inventories in anticipation of the incremental business we were recently awarded by our largest customer.

     Accounts receivable increased by $1,862,000 during fiscal 2004. Trade receivables decreased by $1,665,000. This decrease was offset by: (i) a $1,746,000 reduction in the accrued for slotting fees; (ii) a $1,460,000 reduction in authorized returns; and (iii) a decrease of $321,000 in the stock adjustment reserve.

     Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell a customer’s receivables to the bank at an agreed upon discount set at the time the receivables are sold. The discount has ranged from .12% to 2.06% during fiscal 2004, and has allowed us to accelerate collection of two of our customer’s receivables aggregating $39,506,000 by an average of 149 days.

This agreement is an important factor behind the $6,323,000 increase in cash at March 31, 2004. In the current fiscal year, we established a similar arrangement for one of our other key customers. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. In addition, the cost of this program will increase as interest rates increase.

     Our liquidity was also positively impacted by the increase in accounts payable of $5,374,000. This increase is the result of obtaining extended payment terms with our vendors during fiscal 2004. In addition our cash flow was positively impacted by $3,398,000 in deferred income taxes as the result of federal and state net operating loss carry forwards to fiscal 2004. At March 31, 2004, we had federal and state net operating loss carry forwards of $11,704,000 and $7,492,000, respectively, which expire in varying amounts through 2023.

     Under the terms of the agreement discussed under the caption “Business — Multi-year Agreement with Largest Customer”, we have agreed to purchase approximately $24 million of inventory from AutoZone through the issuance of monthly credits, over a 24-month period, against receivables generated by sales to AutoZone. We have also agreed that, with respect to merchandise covered by our pay-on-scan arrangement, AutoZone will not be obligated to purchase the goods we ship to it until that merchandise is purchased by one of its customers. While these arrangements will defer recognition of income from sales to AutoZone, we do not believe they will ultimately have an adverse impact our liquidity. In addition, although we have increased our inventory levels and our employee base to accommodate the incremental business we received from AutoZone, we believe that this incremental business will improve our overall liquidity and cash flow from operations.

     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, price concessions and other terms that could adversely affect our liquidity. In this regard we are working with our bank and other financial institutions to increase our liquidity and financial capabilities. There can no assurance that these initiatives will be successful.

     Management believes that cash flow from operations, availability under our credit agreement and our participation in the receivable discount program we have established with two of our customers will be sufficient to meet our working capital needs during fiscal 2005.

Recent Accounting Pronouncements

     In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations — Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on our consolidated financial statements.

     In April 2002, the FASB issued SFAS 145, “Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 updates and clarifies existing accounting pronouncements related to gains and losses from extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. The adoption of SFAS 145 effective January 1, 2003, did not have a material impact on our financial statements.

     In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS 146, effective January 1, 2003, did not have a material impact on our financial statements.

     In November 2002, the EITF reached a consensus on EITF 00-21, ”Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on our financial statements because our revenue arrangements do not have multiple deliverables.

     In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 amends SFAS 123 to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The interim transition and annual disclosure requirements of SFAS 148 are effective for the fiscal year 2003. The adoption of SFAS 148 did not have a material impact on our financial statements.

     In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has been issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions for the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, we did not have any outstanding guarantees.

     In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and result of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The interpretation also requires disclosures about variable interest entities that the company is not required consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted the requirements of this Interpretation with respect to all variable interest entities created on or before January 31, 2003 as of June 30, 2003. The adoption of this Interpretation did not have a material effect on our financial statements.

     In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. We do not have any derivative instruments nor does we engage in hedging activities. The adoption of SFAS 149 did not have a material effect on our financial statements.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 generally requires that instruments that have characteristics of both a liability and equity be classified as a liability. SFAS 150 specifies that three categories of freestanding financial instruments (mandatorily redeemable instruments, obligations to repurchase and entity’s equity shares by transferring assets and certain obligations to issue a variable number of equity shares) be classified as liabilities or, in certain instances, as assets. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. We do not have any financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a material impact on our financial statements.

     In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities” with respect to variable interest entities created before January 2003, which among other issues, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. We currently have no SPEs. The adoption of this statement did not have a material impact on our financial statements.

     On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded by the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged in SAB 104. The adoption of SAB 104 did not affect our revenue recognition policies, nor the results of operations, financial position or cash flows.

     In December 2003, the FASB issued SFAS 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and postretirement plans are required to be made in our financial statements for the year ended March 31, 2004. Annual disclosures relating to our non-U.S. plans will be required for the year ending March 31, 2005. We have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans.

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

     The following table presents the weighted-average interest rates expected on our debt instruments in effect at March 31, 2004.

Principal (Notional) Amount by Expected Maturity Date

(As of March 31, 2004)

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility*	$15,000,000	$15,000,000	$15,000,000	—	—
Interest Rate*	3.58%/4.00%	3.58%/4.00%	3.58%/4.00%	—	—
Capital lease obligations	$409,000	$393,000	$371,000	$290,000	$193,000
Interest Rate	4.28-10.36%	4.28-10.36%	4.28-10.36%	4.28-10.36%	4.28-6.08%

*	On May 28, 2004, we secured a new $15,000,000 credit facility with a new bank. The new revolving credit line, which replaces our existing asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at our option. The new loan agreement matures on October 2, 2006. At June 25, 2004, there was no outstanding loan balance.

     Qualitative Disclosures. Our primary exposure relates to (1) interest rate risk on our long-term and short-term borrowings, (2) our ability to pay or refinance our borrowings at maturity and (3) the impact of interest rate movements on the cost of the receivable discount program we have established with two of our customers. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we evaluate our financial position on an on-going basis. An increase in interest rates of 1% would have the effect of reducing our results from operations by approximately $50,000, based on interest-bearing debt and capitalized lease obligations at March 31, 2004 of $4,656,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.

     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in two foreign currencies which affect our operations; the Malaysian Ringit, which has been fixed in relation to the U.S. dollar, and the Singapore dollar.

During the past three years, we have experienced a $8,000 gain, $5,000 gain, and a $34,000 loss, in fiscal years 2004, 2003 and 2002 respectively, relative to our transactions involving these two foreign currencies. Our total foreign assets were $647,000 as of March 31, 2004. A change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.

Item 8. Financial Statements and Supplementary Data

     The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 included herein.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

     We have has completed an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this report, pursuant to the Securities and Exchange Act of 1934, as amended, Rule 13a-14c. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective with respect to timely communicating to them of all material information required to be disclosed in this report as it related to the Company and its subsidiaries.

There have been no changes in our internal control. over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

     Our definitive proxy statement for our 2004 annual meeting of shareholders will be filed with SEC no later than July 29, 2004. To accommodate this schedule, shareholder proposals for consideration at our 2004 annual meeting should be delivered to our offices at 2929 California Street, Torrance, California 90503, Attention: Secretary, no later than July 20, 2004.

Item 10. Directors and Executive Officers of the Registrant.

     See the information set forth in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for the 2004 annual meeting of shareholders to be filed with the SEC no later than July 29, 2004, which is incorporated herein by reference.

Item 11. Executive Compensation.

     See the information set forth in section entitled “Executive Compensation” in the 2004 proxy statement, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     See the information set forth in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the 2004 proxy statement, which is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

     See the information set forth in the sections entitled “Related Party Transactions” and “Election of Directors – Compensation Committee Interlocks and Insider Participation” in the 2004 Proxy Statement, which is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services.

     See the information set forth in the section entitled “Principal Accountant Fees and Services” in the 2004 proxy statement, which is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

None.

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement.”)

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”)

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3

Number	Description of Exhibit	Method of Filing
to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”)

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”)

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s Common Stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing
4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4. to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”)

4.7	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

Number	Description of Exhibit	Method of Filing
10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

Number	Description of Exhibit	Method of Filing
1997 Form 10-K.
10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Warrant to Purchase Common Stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

10.6	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.7	Form of Employment Agreement dated February 14, 2003 by and between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 10.42 to the 2003 10-K

10.8	Letter Agreement dated July 17, 2002 by and between the Company and Houlihan Lokey Howard & Zukin Capital.	Incorporated by reference to Exhibit 10.43 to the 2003 10-K

10.9	Second Amendment to Lease dated March 15, 2002 between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K

10.10	Separation Agreement and Release, dated February 14, 2003, between the	Incorporated by reference to Exhibit

Number	Description of Exhibit	Method of Filing
	Company and Anthony Souza	10.45 to the 2003 10-K

10.11	Employment Agreement, dated April 1, 2003 between the Company and Charles Yeagley.	Incorporated by reference to Exhibit 10.46 to the 2003 10-K.

10.12	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.47 to the 2003 10-K

10.13	Form of Agreement, dated June 5, 2002, by and between the Company and Sun Trust Bank.	Incorporated by reference to Exhibit 10.38 to the 2002 10-K.

10.14	Credit Agreement, dated May 28, 2004, between the Company and Union Bank of California, N.A.	Filed herewith.

10.15*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company.	Filed herewith.

10.16	Employment Agreement, dated November 1, 2003, between the Company and Bill Laughlin.	Filed herewith.

10.17	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Filed herewith.

10.18	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California.	Filed herewith.

10.19	Stock Purchase Agreement, dated February 28, 2001 between the Company and Mel Marks.	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 29, 2001.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 10-K.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 10-K.

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to the 1998 Registration Statement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

* Portions of this exhibit are subject to a request for confidential treatment. These portions have been redacted and filed separately with the SEC.

     b. Reports on Form 8-K:

     On January 14, 2004, the Company filed a current report on Form 8-K announcing that it had changed its name from Motorcar Parts & Accessories, Inc. to Motorcar Parts of America, Inc.

     On February 18, 2004, the Company filed a current report on Form 8-K announcing its results for the fiscal period that ended on December 31, 2003.

SIGNATURES

     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: June 29, 2004	By:	/s/ Charles W. Yeagley
Charles W. Yeagley
Chief Financial Officer and Secretary

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 29, 2004
(Principal Executive Officer)
Selwyn Joffe

/s/ Charles Yeagley	Chief Financial Officer (Principal	June 29, 2004
Financial and Accounting Officer)
Charles Yeagley

/s/ Mel Marks	Director	June 29, 2004

Mel Marks

/s/ Murray Rosenzweig	Director	June 29, 2004

Murray Rosenzweig

/s/ Douglas Horn	Director	June 29, 2004

Douglas Horn

/s/ Irv Siegel	Director	June 29, 2004

Irv Siegel

Consolidated Financial Statements and Report of
Independent Certified Public Accountants

MOTORCAR PARTS OF AMERICA, INC
AND SUBSIDIARIES

March 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Motorcar Parts of America, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc.(formerly Motorcar Parts & Accessories, Inc.) and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material aspects, the consolidated financial position of Motorcar Parts of America, Inc. and Subsidiaries as of March 31, 2004 and 2003, and the consolidated results of their operations and their consolidated cash flows for each of the three years in the period ended March 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited Schedule II of Motorcar Parts of America, Inc. and Subsidiaries for each of the three years in the period ended March 31, 2004. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

/s/GRANT THORNTON LLP

Los Angeles, California
June 21, 2004

PART IV — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Balance Sheets
March 31

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,630,000	$1,307,000
Short term investments	288,000	162,000
Accounts receivable, net of allowance for doubtful accounts of $14,000 and $87,000 in 2004 and 2003, respectively	14,626,000	12,764,000
Inventory – net	28,744,000	27,583,000
Deferred income tax asset	8,124,000	6,753,000
Prepaid income tax	172,000	28,000
Prepaid expenses and other current assets	880,000	577,000

Total current assets	60,464,000	49,174,000
Plant and equipment – net	4,758,000	5,228,000
Deferred income taxes		3,768,000
Other assets	774,000	1,112,000

TOTAL ASSETS	$65,996,000	$59,282,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,456,000	$8,082,000
Accrued liabilities	2,851,000	2,559,000
Line of credit	3,000,000	9,932,000
Deferred compensation	260,000	214,000
Other current liabilities	62,000	18,000
Current portion of capital lease obligations	409,000	815,000

Total current liabilities	20,038,000	21,620,000
Deferred income taxes	1,016,000	—
Deferred income	100,000	—
Capital lease obligations, less current portion	1,247,000	209,000

Total Liabilities	22,401,000	21,829,000

Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; None Issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,085,955 and 7,960,455 shares issued and outstanding at March 31, 2004 and 2003, respectively	81,000	80,000
Additional paid-in capital	53,096,000	53,126,000
Accumulated other comprehensive loss	(78,000)	(107,000)
Accumulated deficit	(9,504,000)	(15,646,000)

Total shareholders’ equity	43,595,000	37,453,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$65,996,000	$59,282,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Statements of Operations
Year Ended March 31,

	2004	2003	2002
Net sales	$152,636,000	$167,566,000	$172,040,000
Cost of goods sold	129,500,000	150,175,000	151,465,000

Gross margin	23,136,000	17,391,000	20,575,000
Operating expenses:
General and administrative	9,616,000	8,916,000	7,203,000
Sales and marketing	1,977,000	1,071,000	1,167,000
Research and development	565,000	564,000	552,000
Provision for doubtful accounts	13,000	(104,000)	412,000

Total operating expenses	12,171,000	10,447,000	9,334,000

Operating income	10,965,000	6,944,000	11,241,000
Other expense (income)
Interest expense	968,000	1,980,000	3,582,000
Interest income	(37,000)	(636,000)	(26,000)

Income before income tax (expense) benefit	10,034,000	5,600,000	7,685,000
Income tax (expense) benefit	(3,552,000)	5,025,000	4,004,000

Net income	$6,482,000	$10,625,000	$11,689,000

Basic income per share	$0.81	$1.33	$1.61
Diluted income per share	$0.77	$1.24	$1.51
Weighted average shares outstanding:
Basic	8,023,228	7,960,455	7,253,606
Diluted	8,388,129	8,540,560	7,765,958

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Statement of Shareholders’ Equity

For the years ended March 31, 2004, 2003 and 2002

				Accumulated
	Common Stock		Additional Paid-in	Other Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Total	Income
Balance at March 31, 2001	6,460,455	$65,000	$51,281,000	$(88,000)	$(37,960,000)	$13,298,000
Sale of Stock	1,500,000	15,000	1,485,000	—	—	1,500,000
Stock Warrants Re-priced	—	—	360,000	—	—	360,000
Foreign currency translation	—	—	—	(34,000)	—	(34,000)	$(34,000)
Unrealized gain on Investments	—	—	—	10,000	—	10,000	10,000
Net Income	—	—	—	—	11,689,000	11,689,000	11,689,000

Comprehensive Income							$11,665,000

Balance at March 31, 2002	7,960,455	80,000	53,126,000	(112,000)	(26,271,000)	26,823,000
Foreign currency translation	—	—	—	5,000	—	5,000	$5,000
Net Income	—	—	—	—	10,625,000	10,625,000	10,625,000

Comprehensive Income							$10,630,000

Balance at March 31, 2003	7,960,455	80,000	53,126,000	(107,000)	(15,646,000)	37,453,000
Purchase and cancellation of warrants and options	—	—	(372,000)	—	(340,000)	(712,000)
Exercise of options	204,500	2,000	498,000	—	—	500,000
Tax benefit from employee stock options	—	—	139,000	—	—	139,000
Purchase of common stock	(79,000)	(1,000)	(295,000)	—	—	(296,000)
Unrealized gain on investments	—	—	—	21,000	—	21,000	$21,000
Foreign currency translation	—	—	—	8,000	—	8,000	8,000
Net Income	—	—	—	—	6,482,000	6,482,000	6,482,000

Comprehensive Income							$6,511,000

Balance at March 31, 2004	8,085,955	$81,000	$53,096,000	$(78,000)	$(9,504,000)	$43,595,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Statements of Cash Flows
Year Ended March 31,

	2004	2003	2002
Cash flows from operating activities:
Net income	$6,482,000	$10,625,000	$11,689,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,369,000	2,384,000	2,889,000
Provision for inventory reserves and stock adjustments	2,473,000	2,512,000	2,338,000
Provision for doubtful accounts	13,000	(104,000)	412,000
(Benefit) Expense for deferred income taxes	3,413,000	(4,271,000)	(3,000,000)
Tax benefit from employee stock options	139,000	—	—
Loss on disposal of assets	—	—	11,000
Stock warrants re-priced	—	—	360,000
Changes in:
Accounts receivable	(1,870,000)	5,262,000	(11,010,000)
Inventory	(3,626,000)	4,174,000	(1,399,000)
Prepaid income tax	(144,000)	3,381,000	(964,000)
Prepaid expenses and other current assets	(303,000)	(171,000)	253,000
Other assets	338,000	620,000	(1,453,000)
Accounts payable	5,379,000	(2,909,000)	3,934,000
Accrued liabilities	299,000	(254,000)	(1,357,000)
Deferred compensation	46,000	(58,000)	75,000
Other liabilities	44,000	(165,000)	44,000
Deferred income	100,000	—	—

Net cash provided by operating activities	15,152,000	21,026,000	2,822,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(322,000)	(669,000)	(756,000)
Purchase of investments	(126,000)	—	(81,000)
Liquidation of investments	—	110,000	—

Net cash used in investing activities	(448,000)	(559,000)	(837,000)

Cash flows from financing activities:
Borrowings under the line of credit	8,068,000	60,281,000	49,820,000
Payments under the line of credit	(15,000,000)	(78,378,000)	(50,741,000)
Repurchase of warrants, stock options and treasury shares	(1,008,000)	—	—
Proceeds from options exercised	500,000	—	—
Payment on capital lease obligation	(945,000)	(1,160,000)	(1,112,000)

Net cash used in financing activities	(8,385,000)	(19,257,000)	(2,033,000)

Effect of translation adjustment on cash	4,000	5,000	(24,000)

Net increase (decrease) in cash and cash equivalents	6,323,000	1,215,000	(72,000)
Cash and cash equivalents – beginning of year	1,307,000	92,000	164,000

Cash and cash equivalents – end of year	$7,630,000	$1,307,000	$92,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$968,000	$2,132,000	$2,679,000
Income taxes	$253,000	$32,000	$1,000
Non-cash investing and financing activities:
Property acquired under capital lease	$1,577,000	$—	$103,000
Capital stock issued	$—	$—	$1,500,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004 AND 2003

Note A — Company Background

     Motorcar Parts of America, Inc. and its subsidiaries (the “Company”) remanufacture and distribute alternators and starters for import and domestic cars and light trucks. (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada. The Company also sells after-market replacement alternators and starters to a major automotive manufacturer.

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

     The Company changed its name to Motorcar Parts of America, Inc. on January 8, 2004.

Note B – Summary of Significant Accounting Policies

1.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc and its wholly owned subsidiaries, MVR Products Pte. Ltd. and Unijoh Sdn. Bhd. All significant inter-company accounts and transactions have been eliminated.

2.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions located in Southern California. At times, the cash balances may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash equivalents. Total amounts uninsured at March 31, 2004 and 2003 were approximately $6,930,000 and $1,047,000, respectively.

3.	Accounts Receivable

The allowance for doubtful accounts is developed based upon several factors including customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date.

4.	Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out (FIFO) method. Market for cores is determined by comparison to core broker prices. The Company provides an allowance for potentially excess and obsolete inventory based upon historical usage. Inventory costs include core value, material and core components, labor and overhead. The Company records occasional discounts on supplier invoices at the time of payment by reducing related accounts payable and inventory.

5.	Income Taxes

The Company accounts for income taxes in accordance with guidance issued by the Financial Accounting Standard Board (“FASB”) in Statement of Financial Accounting Standards No. 109 (“SFAS”), “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes.

The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax base of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur. A valuation allowance is provided to reduce deferred tax assets when it is more likely than not that a portion of the deferred tax asset would not be realized.

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

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations are translated into the reporting currency (U. S. dollar) at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year in accordance with SFAS 52, “Foreign Currency Translation.” The accumulated foreign currency translation adjustment is presented as a component of Other Comprehensive Income in the Consolidated Statement of Stockholders’ Equity.

8.	Revenue Recognition

The Company recognizes revenue when performance by the Company is complete. Revenue is recognized when all of the following criteria established by the Staff of the Securities and Exchange Commission in Staff Accounting Bulletin (“SAB”) 104, “Revenue Recognition,” have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipping FOB destination, revenues are recognized two days after the date of shipment based on the Company’s experience regarding the length of transit duration. The Company includes shipping and handling charges in its gross invoice price to customers and classifies the total amount as revenue in accordance with Emerging Issues Task Force Issue (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are recorded as cost of sales.

The price of a finished product sold to customers and recorded as revenue is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). Core value revenue is recorded based on the contractual price of the core as agreed upon with customers. Unit value revenue is recorded based on the Company’s price list, which is revised from time-to-time, net of applicable discounts and allowances.

The terms of one customer agreement provide that the Company’s invoice price is based on unit value only, excluding the core charge. In that case, the Company records only unit value revenue based on the Company’s price list, net of any applicable discounts or allowances. Profit or loss from the sales of cores to this customer are recognized on a monthly basis based upon a reconciliation of the number of units sold to the number of cores returned.

During fiscal 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. This customer bears the risk of loss of any consigned product from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in a cycle or physical inventory count. Net sales from consignment inventory were $10,372,000 for the fiscal year ended March 31, 2004.

Sales Incentives

The Company records sales incentives, concessions and allowances as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Sales incentive amounts are recorded based on the value of the incentive provided.

The Company generally has two types of warranty policies: (a) an advance warranty discount policy (“AWD”), which is a reduction taken on the invoice and (b) an authorized warranty return program which is generally given upon a request from a customer:

Advance Warranty Discount Policy: For products under this warranty policy, in lieu of repairing or exchanging defective units, the Company deducts from the invoice a warranty adjustment of 19.5%. In accordance with SAB 104, the Company records revenue at the time of sale based on the agreed-upon price, which is net of the warranty discount.

Authorized Return Warranty Policy: This policy allows ongoing customers to return parts that have been returned to them under their return policies by a consumer purchaser regardless of whether the parts are defective. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” the Company reduces revenue at the time of sale based on estimated future returns.

With respect to the Authorized Return Warranty Policy, we estimate returns in the same period in which the revenue is recorded. The estimates are based on historical analysis, customer agreements and/or currently known factors that arise in the normal course of business. If estimated returns vary from actual returns, actual revenues could be higher or lower than the amount previously recorded.

The Company’s payment terms vary depending upon contractual arrangements with individual customers.

9.	Income Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock, including the re-pricing of warrants which occurred in fiscal 2002.

The following represents a reconciliation of basic and diluted net income per share.

	Year end March 31
	2004	2003	2002
Net income	$6,482,000	$10,625,000	$11,689,000

Basic shares	8,023,228	7,960,455	7,253,606
Effect of dilutive options and warrants	364,901	580,105	512,352

Diluted shares	8,388,129	8,540,560	7,765,958

Net income per common share:
Basic	$0.81	$1.33	$1.61
Diluted	$0.77	$1.24	$1.51

The effect of dilutive options and warrants excludes 127,250 options with exercise prices ranging from $6.35 to $19.13 per share in 2004; 57,475 options with exercise prices ranging from $3.60 to $19.13 per share in 2003; and 457,875 options with exercise prices ranging from $2.88 to $19.13 per share in 2002 – all of which were anti-dilutive. The compution of dilutive income per share excludes any potentially issuable Series A Junior Participating Preferred Stock (See Note I).

10.	Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates. The following are significant estimates affecting cost of goods sold, inventory and other current liabilities.

Under the terms of certain agreements with its customers and industry practice, the Company’s customers from time to time may be allowed stock adjustments when their inventory quantity of certain product lines exceeds the anticipated quantity of sales to end-user customers. These adjustments are made when the Company accepts into inventory these customers’ overstocks, which do not occur at any specific time during the year. Due to current and expected changes in customer return practices, in the fourth quarter of fiscal 2001, the Company began to provide for a monthly allowance to address the anticipated impact of stock adjustments. This accrual is based on the estimated impact on gross margin due to the following factors:

•	The amount of the credit for inventory overstocks is negotiated between the Company and its customers. Thus the amount credited to the customer by the Company may be different than the total sales value of the inventory returned based on the Company’s price lists;

•	The product mix of inventory overstocks often varies from the product mix sold; and

•	The standard costs of inventory received will vary based on the part numbers received.

During fiscal 2004, 2003 and 2002, the Company expensed $1,561,000, $962,000 and $898,000, respectively, in cost of goods sold and reduced the stock adjustment reserve by $1,882,000, $778,000 and $513,000 for fiscal 2004, 2003 and 2002, respectively, for stock adjustments. The reserve for stock adjustments was $473,000 and $794,000 as of March 31, 2004 and 2003, respectively. The allowance is reviewed quarterly based on review of the past twelve-month period and discussions with customers to determine whether the monthly accrual should be adjusted. In January 2004, the Company increased the reserve from $100,275 to $133,023 per month.

The Company provides for potential excess and obsolete inventory based upon historical usage and a product’s life cycle. Each quarter the Company reviews the last 12 months of activities of each part number to determine the usage for these parts. Based on this activity the Company then determines the number of month’s inventory on hand and in general reserves at rates ranging from 10% to 80%.

The Company changed its estimate of the life cycle of cores from 25 years to 20 years in October 2002 based on new information about the average age of US automobiles. The reserve account for excess and obsolete inventory decreased at fiscal year-end 2004 by $611,000 from $3,565,000 at fiscal year-end 2003 to $2,954,000 in fiscal year 2004. The decrease in fiscal 2004 was principally due to the scrapping of 52,000 import alternator cores which reduced the reserve for excess and obsolete inventory by $465,000 and the sale of domestic starters which decreased the reserve by $155,000. In fiscal 2003, this account decreased by $150,000 from $3,715,000 at fiscal year-end 2002 to $3,565,000 at fiscal year-end 2003.

The Company adjusts the carrying value of cores in three ways, (1) when purchases constitute 25% or more of quantity on hand, then a weighted average cost of recent purchases is applied, (2) core values not updated by the above method are adjusted every six months based on a comparison to core broker prices. All cores that have a difference between the carrying value and the quoted core broker price of 35% or greater are adjusted to reflect the change in market value, and (3) a valuation reserve has been set up for those cores not adjusted by the above policies. This reserve account is based upon the inherent value of cores, which the Company now estimates has a life cycle of 20 years. This reserve account, which is part of the reserve for excess and obsolete inventory, decreased in fiscal year 2004 by $3,000 from $37,000 in fiscal year 2003 to $34,000 in fiscal 2004. In fiscal year 2003, this reserve account decreased by $227,000 from $264,000 in fiscal year 2002 to $37,000 in fiscal year 2003. The decrease in both years was principally the result of the Company continuing to decrease core inventory by selling and scrapping cores.

Upon receipt of a core from a customer, the Company generally gives a credit to the customer for the core value originally invoiced with respect to that core. Typically, the core value credit given to a customer exceeds the market value of the core accepted as a trade-in. We record this difference in cost of sales. The Company generally limits core returns to cores sold to the specific customer which are in remanufacturable condition.

Core values fluctuate on the basis of several economic factors, including market availability, seasonality and demand.

The Company assumes that on an annual basis customers will return used but remanufacturable cores equal to an estimated percentage of the total annual number of remanufactured units sold. The estimated percentage is based on historical and current experience. However, both the sales and receipts of cores throughout the year are seasonal with the receipts of used cores lagging sales significantly. To account for this lag and match sales with the associated liability to receive and purchase used cores, on a monthly basis the Company either (a) records a credit to deferred income, which is included in Other Current Liabilities if core receipts are less than sales or (b) records a debit entry to reduce deferred income if core receipts are greater than sales. The Company eliminated any remaining balance in the deferred income account as of the end of the fiscal year as management has estimated that no continuing liability exists for such unreturned cores.

The Company eliminated the valuation allowance for deferred tax assets of $8,429,000 at fiscal year-end 2003. Management believes that it is more likely than not, based on projected taxable income, that the deferred tax assets will be fully realized before their expiration. As a result, there is no valuation allowance for deferred tax assets at fiscal year-end 2004

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

The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.”

Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. The following table presents pro forma net income had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS 123.

	2004	2003	2002
Net Income as reported:	$6,482,000	$10,625,000	$11,689,000
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects:	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	(198,000)	(169,000)	(1,026,000)

Pro forma net income:	$6,284,000	$10,456,000	$10,663,000

Basic income per share – as report	0.81	1.33	1.61
Basic income per share – pro forma	0.78	1.31	1.47
Diluted income per share – as reported	0.77	1.24	1.51
Diluted income per share – pro forma	0.75	1.22	1.37

The weighted average estimated fair value of employee stock options granted during fiscal 2004, 2003 and 2002 was $1.76, $1.16 and $1.71, respectively.

Under SFAS 123, compensation cost for options granted is recognized over the vesting period. The compensation cost included in the pro forma amounts above represents the cost associated with options granted during fiscal 1996 through fiscal 2004. The following assumptions were used in the Black-Scholes pricing model to estimate stock-based compensation:

	2004	2003	2002
Risk free interest rate	3.28%	2.23%	4.46%
Expected life (years)	5	5	5
Expected volatility	51%	53%	77%
Expected dividend yield	0%	0%	0%

13.	Credit Risk

Substantially all of the Company’s sales are to leading automotive parts retailers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should our customers experience significant cash flow problems, the Company’s financial position and results of operations could be significantly affected.

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

15.	Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income, foreign currency translation adjustments and unrealized gain/losses. The Company has presented Comprehensive Income on the Consolidated Statement of Shareholders’ Equity.

16.	Recent Pronouncements.

In August 2001, the FASB issued SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” and the accounting and reporting provisions of APB No. 30, “Reporting the Results of Operations – Reporting the Effects of a Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,” for the disposal of a segment of a business (as previously defined in that Opinion). SFAS 144 was effective January 1, 2002. The adoption of SFAS 144 did not have a material impact on the Company’s consolidated financial statements.

In April 2002, the FASB issued SFAS 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” SFAS 145 updates and clarifies existing accounting pronouncements related to gains and losses from extinguishment of debt and requires that certain lease modifications be accounted for in the same manner as sale-leaseback transactions. The adoption of SFAS 145 effective January 1, 2003, did not have a material impact on the Company’s financial statements.

In July 2002, the FASB issued SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses financial accounting and reporting for costs associated with exit or disposal activities and supersedes EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity,” a liability for an exit cost was recognized at the date of an entity’s commitment to an exit plan. SFAS 146 also establishes that the liability should initially be measured and recorded at fair value. The adoption of SFAS 146, effective January 1, 2003, did not have a material impact on the Company’s financial statements.

In November 2002, the EITF reached a consensus on EITF 00-21, “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The adoption of EITF 00-21 did not have a material effect on the Company’s financial statements because the Company’s revenue arrangements do not have multiple deliverables.

In December 2002, the FASB issued SFAS 148, “Accounting for Stock-Based Compensation Transition and Disclosure,” an amendment of SFAS 123, “Accounting for Stock-Based Compensation.” SFAS 148 amends SFAS 123 to provide alternative methods for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures for both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the methods used on reported results. The interim transition and annual disclosure requirements of SFAS 148 are effective for the Company’s fiscal year 2003. The adoption of SFAS 148 did not have a material impact on the Company’s financial statements.

In November 2002, the FASB issued Interpretation No. (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” which elaborates on the disclosures to be made in interim and annual financial statements of a guarantor about its obligations under certain guarantees that it has been issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing a guarantee. Initial recognition and measurement provisions for the interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. As of December 31, 2002, the Company did not have any outstanding guarantees.

In January 2003, the FASB issued FIN 46, “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities. Consolidation by a primary beneficiary of the assets, liabilities and results of activities of variable interest entities will provide more complete information about the resources, obligations, risks and opportunities of the consolidated company. The interpretation also requires disclosures about variable interest entities that the company is not required consolidate but in which it has a significant variable interest.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. We adopted the requirements of this Interpretation with respect to all variable interest entities created on or before January 31, 2003 as of June 30, 2003. The adoption of this Interpretation did not have a material effect on the accompanying consolidated financial statements.

In April 2003, FASB issued SFAS 149, “Amendment of Statement 133 on Derivative instruments and Hedging Activities.” SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is effective for contracts and hedging relationships entered into or modified after June 30, 2003. The Company does not have any derivative instruments nor does it engage in hedging activities. The adoption of SFAS 149 did not have a material effect on the accompanying consolidated financial statements.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” SFAS 150 generally requires that instruments that have characteristics of both a liability and equity be classified as a liability. SFAS 150 specifies that three categories of freestanding financial instruments (mandatorily redeemable instruments, obligations to repurchase an entity’s equity shares by transferring assets and certain obligations to issue a variable number of equity shares) be classified as liabilities or, in certain instances, as assets. SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003. The Company does not have any financial instruments with characteristics of both liabilities and equity. The adoption of this statement did not have a material impact on the accompanying consolidated financial statements.

In December 2003, the FASB issued FIN 46R, “Consolidation of Variable Interest Entities” with respect to variable interest entities created before January 2003, which among other issues, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). The consolidation requirements apply to all SPE’s in the first fiscal year or interim period ending after December 15, 2003. The Company currently has no SPEs. The adoption of this statement did not have a material impact on its consolidated financial statements.

On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin No. (“SAB”) 104, “Revenue Recognition,” which supersedes SAB 101, “Revenue Recognition in Financial Statements.” SAB 104’s primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded by the issuance of EITF 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables.” Additionally, SAB 104 rescinds the SEC’s Revenue Recognition in Financial Statements Frequently Asked Questions and Answers (the FAQ) issued with SAB 101 that had been codified in SEC Topic 13, Revenue Recognition. Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged in SAB 104. The adoption of SAB 104 did not affect the Company’s revenue recognition policies, nor the results of operations, financial position or cash flows.

In December 2003, the FASB issued SFAS 132R, “Employers’ Disclosure about Pensions and Other Postretirement Benefits.” SFAS 132R requires additional disclosures about defined benefit pension plans and other postretirement benefit plans. The standard requires, among other things, additional disclosures about the assets held in employer sponsored pension plans, disclosures relating to plan asset investment policy and practices, disclosure of expected contributions to be made to the plans and expected benefit payments to be made by the plans. Annual disclosures applicable to our U.S. pension and postretirement plans are required to be made in our financial statements for the year ended March 31, 2004. Annual disclosures relating to our non-U.S. plans will be required for the year ending March 31, 2005. We have adopted this pronouncement as of December 31, 2003 for all of our U.S. plans.

Note C – Short-Term Investments

     The short-term investments account contains the assets of the Company’s deferred compensation plan. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. The plan’s assets consist primarily of mutual funds and are classified as available for sale. As of March 31, 2004 and 2003 the fair market value of the short-term investments was $288,000 and $162,000 and the cost basis was $253,000 and $162,000, respectively. As of March 31, 2004 and 2003, related deferred compensation plan liabilities were $260,000 and $214,000, respectively.

Note D – Inventory

     Core and raw materials inventory are stated at the lower of cost or market. The Company determines the market value of cores based on consideration of current core broker prices. Such values are normally less than the core value credited to customers’ accounts when cores are returned to the Company. Finished goods costs include the costs of cores, raw materials, labor, and overhead. An allowance for obsolescence is provided to reduce the carrying value of inventory to its estimated market value.

Inventory is comprised of the following at March 31:

	2004	2003
Raw materials and cores	$15,298,000	$20,197,000
Work-in-process	621,000	719,000
Finished goods	13,379,000	10,232,000

	29,298,000	31,148,000
Less allowance for excess and obsolete inventory	(2,954,000)	(3,565,000)

	26,344,000	27,583,000
Finished goods on consignment	2,400,000	—

Total	$28,744,000	$27,583,000

Note E – Plant and Equipment

     Plant and equipment, at cost, are as follows at March 31:

	2004	2003
Machinery and equipment	$13,564,000	$12,412,000
Office equipment and fixtures	4,718,000	4,539,000
Leasehold improvements	1,099,000	2,619,000

	19,381,000	19,570,000
Less accumulated depreciation and amortization	(14,623,000)	(14,342,000)

Total	$4,758,000	$5,228,000

Note F – Capital Lease Obligations

     The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and are included in plant and equipment as follows:

	2004	2003
Cost	$7,681,000	$5,498,000
Less accumulated amortization	(5,498,000)	(4,414,000)

Total	$2,183,000	$1,084,000

     Future minimum lease payments at March 31, 2004 for the capital leases are as follows:

Year Ending March 31
2005	$487,000
2006	456,000
2007	408,000
2008	310,000
2009	196,000

Total minimum lease payments	1,857,000
Less amount representing interest	(201,000)

Present value of future minimum lease payment	1,656,000
Less current portion	(409,000)

$1,247,000

Note G – Line of Credit

     On December 20, 2002, the Company obtained a new line of credit which provides for borrowings up to the lesser of (i) $25,000,000 or (ii) its borrowing base, which consists of 75% of the Company’s qualified accounts receivable plus up to $10,000,000 of qualifying inventory. The Company paid the new lender a loan origination fee of $125,000 which has been deferred and is being amortized over 36 months. As a result of this refinancing, the Company’s previous lender waived restructuring fees in the amount of $655,000 which were incurred in connection with an earlier restructuring of the Company’s prior lending arrangement and which were to be paid if the Company did not secure a new lending source by December 31, 2002. The unamortized portion of the refinancing fee of $447,000 and the related liability of $655,000 were recorded in the income statement, resulting in a net credit of $208,000 recorded to interest expense in 2003.

     At March 31, 2004 the Company’s borrowing base was $19,616,000, and the Company had borrowed $3,000,000 of this amount and reserved an additional $3,100,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. As such, the Company had availability under its line of credit of $13,516,000. The interest rate on this credit facility fluctuates and is based upon the (i) higher of the federal funds rate plus 1/2 of 1% or the bank’s prime rate, in each case adjusted by a margin of between –. 25% and .25% that fluctuates based upon the Company’s cash flow coverage ratio or (ii) LIBOR or IBOR, as adjusted to take into account any bank reserve requirements, plus a margin of between 2.00% and 2.50% that fluctuates based upon the Company’s cash flow coverage ratio. At March 31, 2004 interest on the Company’s outstanding borrowings of $3,000,000 was calculated based upon one month IBOR +2% or 3.11%. In addition the Company pays a fee of .25% per year on any difference between the commitment and the outstanding amount of credit it actually uses, determined by the average of the daily amount of credit outstanding during the specified period.

     The bank loan agreement includes various financial conditions, including minimum levels of tangible net worth, cash flow coverage and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. The Company was in compliance with its bank covenants at March 31, 2004.

     On May 28, 2004 the Company secured a new $15,000,000 credit facility with a new bank. The new revolving credit line, which replaces the Company’s existing asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. The new loan agreement matures on October 2, 2006.

     The new bank loan agreement includes various financial conditions of which the major compliance requirements are tangible net worth of not less than $39,000,000 increased by 75% of net profit after taxes each quarter, EBITDA of not less than $3,000,000 for each quarter for a total of $14,000,000 for the fiscal year, fixed charge ratio of not less than 1.25 to 1.00 as of the last day of each quarter, quick ratio of not less than .65 to 1.00 as of the close of each quarter, capital expenditures in excess of $2,500,000 and permit to exist operating lease obligation of more than $2,000,000.

     Under two separate agreements, executed on June 26, 2002 and August 21, 2003 with two different customers involving the same bank, the Company may sell those customers’ receivables to the bank, at an agreed-upon discount set at the time the receivables are sold. The discount has ranged from .12% to 2.06% during fiscal 2004, and .53% to 1.51% during fiscal 2003 and has allowed the Company to accelerate collection of the customer’s receivables aggregating $39,506,000 in fiscal 2004 and $24,000,000 in fiscal 2003 by an average of 149 days and 51 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the bank during the year ended March 31, 2004 and 2003 was 3% and 7.8%, respectively. The amount of the discount on these receivables, $588,000 and $267,000 in fiscal 2004 and fiscal 2003, respectively was recorded in interest expense.

Note H – Stock Adjustments

     Stock adjustments are allowed under the terms of certain Company agreements or in accordance with industry practice. Customer’s request stock adjustments when the inventory level of certain product lines exceeds their anticipated sales level to their end-user customers. The Company provides an allowance for anticipated stock adjustments and the costs associated with stock adjustments are charged against this allowance. The allowance is reviewed quarterly, together with customer input, to determine if the allowance should be adjusted. The allowance for stock adjustments was $473,000 and $794,000 at March 31, 2004 and 2003, respectively. The following table summarizes the Company’s reserve for stock adjustments for the years ended March 31, 2004, 2003 and 2002:

For the Year	Balance at		Stock
Ended	Beginning of	Reserve Charged	Adjustments	Balance at
March 31	Period	to Income	Received	End of Period
2004	$794,000	$1,561,000	$1,882,000	$473,000
2003	610,000	962,000	778,000	794,000
2002	225,000	898,000	513,000	610,000

In fiscal 2004, the Company accepted a stock adjustment of approximately $490,000 to assist its largest customer in its acquisition of a major commercial account.

Note I- Shareholders’ Equity

      In connection with the execution of the April 20, 2000 amended and restated credit agreement with its lender, the Company issued the bank a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.045 per share. In connection with the execution of the May 31, 2001 second amended and restated credit agreement, the exercise price of the warrant was reduced to $.01 per share, and the Company recognized an expense of $360,000 in fiscal 2002. During fiscal 2004, the Company obtained replacement financing and paid its former lender $700,000 to cancel the warrant to purchase 400,000 shares of its stock. This transaction resulted in a reduction of $340,000 in retained earnings and a reduction of $360,000 in additional paid in capital.

      During the twelve months ended March 31, 2004, the Company also repurchased 79,000 shares of its common stock for $296,000. These shares have been retired and are no longer outstanding.

     Preferred Stock

     On February 24, 1998, the Company entered into a Rights Agreement with Continental Stock Transfer & Trust Company. As part of this agreement, the Company established 20,000 shares of Series A Junior Participating Preferred Stock, par value $.01 per share. The Series A Junior Participating Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock.

      On February 24, 1998, the Company also declared a dividend distribution to the March 12, 1998 holders of record of one Right for each share of Common Stock held. Each Right, when exercisable, entitles its holder to purchase one one-thousandth of a share of our Series A Junior Participating Preferred Stock at a price of $65 per one one-thousandth of a share (subject to adjustment).

      The Rights are not exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, without the prior consent of our Board of Directors, acquires 20% or more of the outstanding shares of the Common Stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $.001 per Right, any time until ten days after a 20% position has been acquired. Under certain circumstances, including the acquisition of 20% of the Company’s common stock, each Right not owned by a potential Acquiring Person will entitle its holder to receive, upon exercise, shares of Common Stock having a value equal to twice the exercise price of the Right.

      Holders of a Right will be entitled to buy stock of an Acquiring Person at a similar discount if, after the acquisition of 20% or more of the Company’s outstanding Common Stock, the Company is involved in a merger or other business combination transaction with another person in which it is not the surviving company, the Company’s common stock is changed or converted, or the Company sells 50% or more of its assets or earning power to another person.

The Rights expire on March 12, 2008 unless earlier redeemed by the Company.

      The Rights make it more difficult for a third party to acquire a controlling interest in the Company without the approval of the Company’s Board. As a result, the existence of the Rights could have an adverse impact on the market for the Company’s Common Stock.

Note J – Accumulated Other Comprehensive Loss

     Accumulated other comprehensive loss consists of the following at March 31:

	2004	2003	2002
Foreign currency translation loss	$(68,000)	$(76,000)	$(81,000)
Unrealized losses on investments	(10,000)	(31,000)	(31,000)

	$(78,000)	$(107,000)	$(112,000)

Note K – Employment Agreements and Bonus Plan

     The Company has employment agreements with two employees, expiring on March 31, 2006. The employment agreements provide for annual base salaries aggregating $715,000. In addition, these employees were granted options in fiscal 2001 through 2004 pursuant to the Company’s stock option plans for the purchase of 314,750 shares of common stock at exercise prices ranging from $0.93 to $6.35 per share.

Note L — Commitments

     The Company leases office and warehouse facilities in California, Tennessee, North Carolina, Malaysia and Singapore under operating leases expiring through 2007. Certain leases contain escalation clauses for real estate taxes and operating expenses. At March 31, 2004, the remaining future minimum rental payments under the above operating leases are as follows:

Year ending March 31,
2005	$1,283,000
2006	1,313,000
2007	1,300,000
2008	6,000
Thereafter	—

$3,902,000

     During fiscal years 2004, 2003 and 2002, the Company incurred total lease expenses of $1,263,000, $1,226,000 and $1,805,000, respectively.

     The Company entered into a five-year agreement with one of its major customers in March 2003 whereby the Company was designated as the primary supplier for all remanufactured Import alternators and starters purchased by this customer. In consideration for this contract, the Company agreed to issue credits to this customer of approximately $5,014,000 at various times over the life of this five-year period. With the execution of this agreement, the Company recognized a charge against gross revenues of $1,626,000 in fiscal 2003 related to a write-down of core inventory which was recorded as a marketing allowance in accordance with EITF 01-9, received inventory valued at approximately $365,000 and an update order from this customer for $8,329,000 and agreed to assist this customer with their efforts to reduce their warranties by participating in a warranty reduction program. In fiscal 2004 and 2003, the Company recognized total charges against gross revenues of $1,084,000 and $1,626,000, respectively.

The balance of the marketing allowance $1,939,000 will be recognized as a charge against gross revenues over the remaining term of the contract as follows:

Year ending March 31,
2005		$495,000
2006		495,000
2007		495,000
2008		454,000

	Total	$1,939,000

     The Company supplemented the agreement in January 2004 and agreed to provide a $500,000 marketing allowance to this customer. The funds for the marketing allowance are being credited to this customer in 12 equal monthly amounts of $41,666, which began in January 2004 and will end in December 2004. These credits will be charged against gross revenues ratably over the twelve-month period, in accordance with EITF 01-09 as the credits do not result in a single exchange transaction and are dependent upon the customer’s continuing relationship with the Company. The Company also agreed to accept a stock adjustment of $550,000 from this customer, which was accounted for as a charge to the stock adjustment reserve.

     The Company entered into an eight-year agreement with one of its major customers in October 2003 whereby the Company was designated as the exclusive supplier of all remanufactured Import alternators and starters for a customer. In consideration for this contract, the Company agreed to issue credits to this customer of approximately $8,294,000 to be issued as monthly credits over the 96-month term of the contract. The Company also agreed to provide one-time incentive credits when new stores and distribution stores are opened. In fiscal 2004, the Company recognized total charges against gross revenues under this contract of $518,000. The balance of the marketing allowance of $7,776,000 will be recognized as a charge against gross revenues over the remaining term of the contract in accordance with EITF 01-09 as follows:

Year ending March 31,
2005		$1,037,000
2006		1,037,000
2007		1,037,000
2008		1,037,000
2009		1,037,000
2010		1,037,000
2011		1,037,000
2012		517,000

	Total	$7,776,000

The Company is partially self-insured for Workers Compensation Insurance and is liable for the first $250,000 of each claim, with an aggregate amount of $2,500,000 per year.

Note M — Major Customers

     The Company’s three largest customers accounted for the following total percentage of accounts receivable and sales for the fiscal year ended:

Sales	2004	2003	2002
Customer A	65%	65%	62%
Customer B	16%	14%	13%
Customer C	14%	12%	11%

Accounts Receivable	2004	2003
Customer A	61%	48%
Customer B	17%	33%
Customer C	15%	12%

Note N – Income Taxes

     The income tax (expense) benefit for the years ended March 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
Current tax (expense) benefit
Federal	$(125,000)	$821,000	$1,004,000
State	(7,000)	(67,000)	—
Foreign	(7,000)	—	—

Total current tax (expense) benefit	(139,000)	754,000	1,004,000

Deferred tax (expense) benefit
Federal	(3,155,000)	3,703,000	2,610,000
State	(258,000)	568,000	390,000

Total deferred tax benefit	(3,413,000)	4,271,000	3,000,000

Total income tax (expense) benefit	$(3,552,000)	$5,025,000	$4,004,000

     Deferred income taxes consist of the following at March 31:

	2004	2003
Assets
Net operating loss carry-forwards	$4,527,000	$6,356,000
Inventory valuation	2,364,000	4,183,000
Allowance for customer discounts and bad debts	1,018,000	690,000
Inventory capitalization	57,000	54,000
Vacation pay	177,000	194,000
Deferred compensation	91,000	90,000
Accrued bonus	—	132,000
Other	26,000	5,000

	8,260,000	11,704,000

Liabilities
Deferred state tax	(116,000)	(457,000)
Deferred tax on unrealized gain	(14,000)	—
Accelerated depreciation	(1,022,000)	(726,000)

Net deferred tax assets	$7,108,000	$10,521,000

     The difference between the income tax expense (benefit) at the federal statutory rate and the Company’s effective tax rate is as follows:

	2004	2003	2002
Statutory federal income tax rate	34%	34%	34%
State income tax rate	5%	5%	5%
State income tax credits	(3)%	—	—
Change in tax law	(1)%	(15)%	(13)%
Valuation allowance	—	(114)%	(78)%

	35%	(90)%	(52)%

     The primary components of the Company’s income tax provision (benefit) are (i) the current liability or refund due for federal, state and foreign income taxes, including the effect of the tax net operating loss carryback provisions of the Job Creation and Work Assistance Act of 2002 and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.

     The Job Creation and Work Assistance Act of 2002 (the “Act”) was passed by Congress and then signed by the President on March 9, 2002. One of the provisions of the Act extends the carry-back period five years for losses arising in years ending during 2001 and 2002. Under the new tax law, the Company received tax refunds of $93,000 in fiscal 2004 and $821,000 in fiscal 2003 related to the five-year carry-back provision of the Act. In the fourth quarter of fiscal 2003, the IRS approved the Company’s treatment of the amount to be deducted relating to the fiscal 2000 change in accounting for inventory and allowed the Company to deduct the entire amount in one year (2003) instead of the four years requested. In addition, the IRS concluded its audits. Furthermore, the Company resolved its financing contingency and signed an agreement with a new bank. These positive factors, as well as another year’s history of operating profits, lead management to conclude that a valuation allowance was no longer required. Thus, the valuation allowance balance of $8,249,000 was eliminated in fiscal 2003.

     At March 31, 2004, the Company had federal and state net operating loss carry forwards of $11,709,000 and $7,492,000, respectively, which expire in varying amounts through 2023.

     Realization of these deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the future operating results of the Company. Management periodically reviews such forecasts in comparison with actual results and there can be no assurance that such results will be achieved.

Note O — Defined Contribution Plan

     As of June 18, 2001, the Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of the employees contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $47,979, $33,948 and $25,184 for the fiscal years ended March 31, 2004, 2003 and 2002, respectively.

Note P — Stock Options

     In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002 the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2004, there were 793,250 options outstanding under the 1994 Plan and 0 options were available for grant.

     In August 1995, the Company adopted the Non-employee Director Stock Option Plan (the “Directors Plan”) which provides for the granting of options to directors to purchase a total of 15,000 shares of the Company’s common stock. Options to purchase 15,000 shares were granted under the Director’s Plan and were exercised prior to March 31, 2001. There are no options outstanding as of March 31, 2004.

     In September 1997, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), under which it is authorized to issue non-qualified stock options and incentive stock options to key employees, consultants and directors to purchase a total of 30,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. Options to purchase 30,000 shares were granted under the 1996 Plan and were exercised prior to March 31, 2001. There are no options outstanding as of March 31, 2004.

At the Company’s Annual Meeting of Shareholders held on December 17, 2003 the shareholders approved the Company’s proposed 2003 Long-Term Incentive Plan (Incentive Plan) which had been adopted by our Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of our Common Stock have been reserved for grants of Incentive Awards and all of our employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by our Board of Directors. No options have been granted under this plan as of March 31, 2004.

     A summary of stock option transactions follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at 3/31/01	653,375	$9.16
Granted	591,500	$2.63
Exercised	0	$0
Cancelled	(451,000)	$11.29

Outstanding at 3/31/02	793,875	$2.87
Granted	154,500	$2.38
Exercised	0	$0
Cancelled	(8,000)	$1.87

Outstanding at 3/31/03	940,375	$2.82
Granted	112,875	$6.04
Exercised	(204,500)	$2.44
Cancelled	(55,500)	$2.77

Outstanding at 3/31/04	793,250	$3.31

     The following table summarizes information about the options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average			Weighted Average
					Exercise
Range of Exercise Prices	Shares	Exercise Price	Remaining Life in Years	Shares	Price
$0.931 to $1.800	121,500	$1.115	6.95	121,500	$1.115
$2.160 to $3.150	540,000	$2.786	7.67	540,000	$2.786
$3.600 to $11.813	120,375	$6.554	9.10	120,375	$6.554
$15.625 to $19.125	11,375	$17.469	3.20	11,375	$17.469

	793,250			793,250

     The stock options exercisable at end of year fiscal 2004, 2003 and 2002 are 793,250, 940,375 and 793,875, respectively.

Note Q — Litigation

     In fiscal 2002, the Company settled the class action lawsuit that had been filed against the Company in the United States District Court, Central District of California, Western Division. The class action lawsuit alleged that, over a four-year period during 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the class action plaintiffs received $7,500,000. Of this amount, the Company’s directors and officer’s insurance carrier paid $6,000,000 and the Company paid the balance. Final approval of this settlement was entered into Court Records on September 18, 2001 and all parties have exchanged releases in connection with this settlement. The consummation of this stock sale was conditioned upon the pending approval by the court of a class action settlement as well as the delivery of an opinion from an independent valuation firm that the price per share of the stock to be sold Mr. Mel Marks, the Company’s founder and a board member, was fair to the Company’s shareholders from a financial point of view. Mr. Marks also agreed that, if the independent valuation firm opined that the $1.00 price per share was not fair, the price per share would increase to a price the valuation firm opined to be fair. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000. On that date, the Company did not have the resources to pay their portion of the settlement from cash flow from operations and was required to raise these funds from an external source.

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

     On May 20, 2004, the SEC and the United States Attorney’s Office announced that Peter Bromberg was sentenced to ten months, including five months of incarceration and five months of home detention, for making false and misleading statements about Motorcar’s financial condition and performance in its 1997 and 1998 Forms 10-K filed with the SEC. Mr. Bromberg consented to the entry of judgment that ordered payment of $76,275 in disgorgement plus prejudgment interest. The SEC waived all but $50,000 of this amount and did not order a civil penalty based upon sworn representation in his Statement of Financial Condition and other documents submitted to the SEC.

     The United States Attorney’s Office had previously informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint. On February 13, 2003, the Company received a letter from the U.S. Attorney’s Office confirming this information.

     In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. Mr. Marks agreed to plead guilty to the criminal charges, and will be sentenced on August 9, 2004. In settlement of the SEC’s civil fraud action, Mr. Marks paid over $1.2 million and was permanently barred from serving as an officer or director of a public company.

     The SEC’s complaint and the Justice Department’s criminal charges alleged that the defendants, Mr. Bromberg and Mr. Marks, engaged in fraudulent accounting practices and falsified Motorcar’s books and records, thereby causing Motorcar to issue false and misleading financial information to the investing public. The SEC’s complaint alleged that the Company overstated pre-tax earnings for fiscal year 1997 by $3,391,000 (59.8%) and for fiscal year 1998 by $3,576,000 (49.6%), that the overstated earnings figures were reported to the public in the Company’s annual reports on Form 10-K filed with the SEC for the fiscal years ended March 31, 1997 and 1998, and that the Company included false 1997 financial statements in a registration statement filed with the SEC in October 1997, for an offering that raised $19.8 million.

     Based upon the terms of agreements we previously entered into with Mr. Marks, we have been paying the costs he has incurred in connection with the SEC and U.S. Attorney’s Office’s investigation. During fiscal 2004, 2003 and 2002 we incurred costs of approximately $966,000, $560,000 and $73,000 respectively on his behalf.

     The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

Note R – Related Party Transactions

     The Company has entered into agreements with three members of its Board of Directors, Messrs. Selwyn Joffe, Mel Marks and Doug Horn.

     In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is paid an annual consulting fee of $350,000 per year. During fiscal 2004 he was paid $350,000 plus a $50,000 bonus. The Company can terminate this arrangement at any time.

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

     Mr. Joffe and the Company entered into an additional consulting services agreement dated as of May 9, 2002, providing for Mr. Joffe to assist us in considering and pursuing potential transactions and relationships intended to enhance stockholder value. In connection with this arrangement, we agreed to pay Mr. Joffe an additional $10,000 per month for one year and 1% of the value of any transactions, which close by the second anniversary of the agreement, less any monthly fees, paid. This agreement remained in effect until February 14, 2003 at which time Mr. Joffe accepted his current position as President and Chief Executive Officer in addition to serving as the Chairman of the Board of Directors. Mr. Joffe’s current agreement calls for an annual salary of $500,000, the continuation of his prior agreement relative to payment of 1% of the value of any transactions which close by March 31, 2006 along with a car allowance and other compensation generally provided to our other executive staff members. In addition, Mr. Joffe was awarded 100,000 Stock Options effective March 3, 2003 at a strike price of $2.16, 1,500 Stock Options effective April 30, 2003 at a strike price of $1.80 and 100,000 Stock Options effective January 14, 2004 at a strike price of $6.34. Unless otherwise extended, his contract expires on March 31, 2006.

Effective April 1, 2003, the Company entered into an employment agreement with Mr. Charles W. Yeagley, the Chief Financial Officer of the Company. Mr. Yeagley’s current agreement calls for an annual salary of $215,000 along with a car allowance and other compensation generally provided to our other executive staff members. In addition, Mr. Yeagley was awarded 25,000 Stock Options effective June 26, 2000 at a strike price of $.93 and 15,000 Stock Options effective May 11, 2004 at a strike price of $8.70. Unless otherwise extended, his contract expires on March 31, 2006.

     The Company has agreed to pay Mr. Horn $120,000 per year for serving as the Chairman of the Company’s Audit, Compensation and Ethics Committees.

Note S – Subsequent Events

     In May 2004, the Company entered into an agreement with AutoZone to become its primary supplier of import alternators and starters for its eight distribution centers. As part of this four year agreement, the Company entered into a pay-on-scan (POS) arrangement with AutoZone. Under this arrangement, AutoZone will not be obligated to purchase the merchandise the Company has shipped to AutoZone that is covered by the POS arrangement until that merchandise is ultimately sold to AutoZone’s customers. The Company also agreed to purchase approximately $24 million of AutoZone’s current inventory of import starters and alternators transitioning to the POS program at the price AutoZone originally paid for this inventory. The Company will pay for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to AutoZone. The contract requires that the Company continue to meet its historical performance and competitive standards. The Company also agreed to work with AutoZone to transition all of the products it sells to AutoZone to the POS arrangement by April 2006. If that is not accomplished, the Company expects to acquire an additional $24 million of AutoZone inventory to be covered by the expanded POS arrangement. The Company will then provide AutoZone with an additional $24 million of credits, to be taken in equal monthly installments over a 24-month period beginning in May 2006, and the contract will be extended for an additional two years through May 2010.

Note T – Unaudited Quarterly Financial Data

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2004:

	First	Second	Third	Fourth
FY 2004	Quarter	Quarter	Quarter	Quarter
Net Sales	$37,102,000	$46,424,000	$35,578,000	$33,532,000
Gross Margin	4,102,000	7,036,000	5,169,000	6,829,000
Total Operating Expenses	2,799,000	3,472,000	3,269,000	2,631,000
Operating Income / (Loss)	1,303,000	3,564,000	1,900,000	4,198,000
Interest expense — net	293,000	288,000	143,000	207,000
Income tax (expense) benefit	(330,000)	(1,378,000)	(632,000)	(1,212,000)

Net Income	680,000	1,898,000	1,125,000	2,779,000
Basic income per share	$0.08	$0.24	$0.14	$0.34
Diluted income per share	$0.08	$0.23	$0.13	$0.32

In the fourth quarter we benefited from the under-return of cores by our customers, which resulted in $625,000 in cost savings attributable to the difference in costs from obtaining cores from core brokers compared to obtaining cores from our customers and $356,000 in additional revenue due the elimination of warranty reserve related to the under-returns which reduced net sales. These items increased our gross margins by 2.9% in the fourth quarter.

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2003:

	First	Second	Third	Fourth
FY 2003	Quarter	Quarter	Quarter	Quarter
Net Sales	$48,405,000	$44,456,000	$40,115,000	$34,550,000
Gross Margin	5,181,000	4,858,000	5,194,000	2,158,000
Total Operating Expenses	2,593,000	2,442,000	2,937,000	2,475,000
Operating Income / (Loss)	2,588,000	2,416,000	2,257,000	(317,000)
Interest expense — net	616,000	872,000	(270,000)	126,000
Income tax (expense) benefit	(1,000)	—	695,000	4,331,000

Net Income	1,971,000	1,544,000	3,222,000	3,888,000
Basic income per share	$0.25	$0.19	$0.40	$0.49
Diluted income per share	$0.23	$0.18	$0.38	$0.45

Significant 4th Quarter Adjustments: The Company’s fiscal year 2003 operating results were impacted by the Company’s recording of a $4,331,000 tax benefit in the fourth quarter of fiscal 2003 associated with a reduction in the valuation allowance for net deferred tax assets.

Schedule II – Valuation and Qualifying Accounts

     Accounts Receivable – Bad Debt Allowance

			Charged to
		Balance at	(Recovery)		Balance at
For the Year		Beginning	Bad Debts	Accounts	End of
Ended March 31	Description	of Period	Expense	Written Off	Period
2004	Accounts receivable allowance	$87,000	$13,000	$86,000	$14,000
2003	Accounts receivable allowance	326,000	(104,000)	135,000	87,000
2002	Accounts receivable allowance	149,000	(412,000)	235,000	326,000

Inventory

For the Year		Balance at
Ended		Beginning of	Reserve Charged	Inventory	Balance at
March 31	Description	Period	to Income	Written Off	End of Period
2004	Allowance for excess and obsolete inventory	$3,565,000	$912,000	$1,523,000	$2,954,000
2003	Allowance for excess and obsolete inventory	3,715,000	1,550,000	1,700,000	3,565,000
2002	Allowance for excess and obsolete inventory	4,253,000	1,440,000	1,978,000	3,715,000