Form 10-K/A
period 2004-03-31
MOTORCAR PARTS  AMERICA INC
filed 2004-07-30
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

There were 8,138,455 shares of Common Stock outstanding at July 26, 2004.

DOCUMENTS INCORPORATED BY REFERENCE:   None

Explanatory Note: This amendment is being filed to provide (1) a table of contractual obligations in Management’s Discussion and Analysis of Financial Condition and Results of Operations; and (2) certain information concerning our executive officers and directors and principal accountants as required by Part III of Form 10-K. This amendment does not amend any other information previously filed in the Company’s 10-K for the fiscal year ended March 31, 2004, including its consolidated statements of income, balance sheets, statements of cash flow or statements of shareholders’ equity. All references to the Company’s Form 10-K herein refer to the Company’s Form 10-K for the fiscal year ended March 31, 2004, as amended by this Form 10-K/A.

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

     The following summarizes our contractual obligations and other commitments at March 31, 2004, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$1,656,000	$409,000	$764,000	$483,000	—
Operating Lease Obligations	$3,902,000	$1,283,000	$2,613,000	$6,000	—
Purchase Obligations	—	—	—	—	—
Other Long-Term Obligations	$9,715,000	$1,532,000	$3,064,000	$2,528,000	$2,591,000
Total	$15,273,000	$3,224,000	$6,441,000	$3,017,000	$2,591,000

     Capital Lease Obligations represent amounts due under leases of various types of machinery and computer equipment that are accounted for as capital leases.

     Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, North Carolina, Malaysia and Singapore.

     Other Long-Term Obligations represents commitments we have with certain customers to provide a marketing allowance in consideration for supply agreements to provide products over a defined period.

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

PART III

Item 10. Directors and Executive Officers of the Registrant

     The directors and executive officers of our Company, their ages and present positions with the Company as of July 26, 2004 are as follows:

Name	Age	Position in Company
Selwyn Joffe [1]	46	Chairman of the Board of Directors,
		President and Chief Executive Officer
Mel Marks	76	Director
Murray Rosenzweig [2]	80	Director
Douglas Horn [3]	76	Director
Irv Siegel [4]	58	Director
Steven Kratz	49	Sr. Vice President – QA/Engineering
Chuck Yeagley	56	Chief Financial Officer / Secretary
Michael Umansky	63	Vice President and General Counsel

[1]	Member of Compensation Committee until resignation from committee on October 31, 2003.

[2]	Member of Audit and Compensation Committees

[3]	Chairman of Audit, Compensation and Ethics Committees

[4]	Member of Audit, Compensation and Ethics Committees

Information about Directors

     All of our directors hold office until the next annual meeting of shareholders and until their successors have been elected and qualified. The officers of our Company are elected by the Board of Directors at the first meeting after each annual meeting of our shareholders and hold office at the discretion of the Board of Directors until their successors are duly appointed by the Board or until their resignation, removal from office or death.

     The following is a brief summary of the background of each director:

     Selwyn Joffe has been our Chairman of the Board, President and Chief Executive Officer since February 2003. He has been a director of our Company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he also served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and CEO of Protea Group, Inc., a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and CEO of Netlock Technologies, a company that specialized in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, a roll-up of amusement parks and served as its President and COO until August 2000. Prior to the founding of Palace Entertainment, Mr. Joffe was the President and CEO of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the Georgia State Bar as well as a Certified Public Accountant.

     Mel Marks founded the Company in 1968. Mr. Marks served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding the Company, Mr. Marks was employed for over twenty years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to serve as a consultant and director to the Company since July 1999.

     Murray Rosenzweig is a Certified Public Accountant and has served on our Board of Directors since February 1994. Mr. Rosenzweig also serves on our Audit and Compensation Committees. Since 1973, Mr. Rosenzweig has been the

President and Chief Executive Officer of Linden Maintenance Corp., which operates a large fleet of taxicabs in New York City.

     Doug Horn joined our Board of Directors on October 8, 2002 and serves as the Chairman of our Audit, Compensation and Ethics Committees. Mr. Horn is a retired certified public accountant and attorney and was a revenue agent for the Internal Revenue Service. Mr. Horn worked as a staff accountant for Peat Marwick, was a senior partner of Douglas Horn & Company, a certified public accounting firm, and was a senior partner in the law firm of Horn & Spiro specializing in tax law until he retired in 1991. Mr. Horn also served as the treasurer of the American Diabetes Association for the New York Chapter.

     Irv Siegel joined our Board of Director’s on October 8, 2002 and serves on our Audit, Compensation and Ethics Committees. Mr. Siegel is a retired attorney admitted to the bar of the state of New Jersey with a background in corporate finance. Since 1993, Mr. Siegel has been the principal owner of Siegel Company, a full service commercial real estate firm, and Mr. Siegel has also served as the director of real estate for Wolfgang Puck Food Company since 1992.

     The audit committee to our Board is composed of Messrs. Horn, Rosenzweig and Siegel, with Mr. Horn serving as the chairman of the committee. All of the audit committee members are independent within the meaning of the applicable SEC rules. Our Board has determined that both Messrs. Horn and Rosenzweig are financial experts within the meaning of applicable SEC rules.

Code of Ethics

     Our Board of Directors formally approved the creation of our Ethics Committee and on May 8, 2003 adopted a Code of Business Conduct and Ethics, which applies to all our employees. This committee is currently comprised of Mr. Horn, who was appointed to serve as Chairman, and Mr. Siegel.

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

     Michael Umansky has been our Vice President and General Counsel since January 2004, responsible for all legal matters. Mr. Umansky was a partner of Stroock & Stroock & Lavan LLP, and the founding and managing partner of its Los Angeles office from 1975 until 1997 and was Of Counsel to that firm from 1998 to July 2001. Immediately prior to joining our company, Mr. Umansky was in the private practice of law, and during 2002 and 2003 he provided legal services to us. From February 2000 until March 2001, Mr. Umansky was Vice President, Administration and Legal, of Hiho Technologies, Inc., a venture capital financed producer of workforce management software. Mr. Umansky is admitted to practice law in California and New York and is a graduate of The Wharton School of the University of Pennsylvania and Harvard Law School.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our Common Stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no Form 4s were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during our 2004 fiscal year, except that timely filings were not made of (i) a Statement of Changes in Beneficial Ownership on Form 4 for Mr. Joffe upon the grant of stock options on January 14, 2004, (ii) a Statement of Changes in Beneficial Ownership on Form 4 for Mr. Kratz upon the exercise of stock options and the sale of the underlying shares of common stock on March 31, 2004, (iii) an Initial Statement of Beneficial Ownership of Securities on Form 3 for Mr. Umansky and (iv) Statements of Changes in Beneficial Ownership on Form 4 reporting annual stock option grants to each of Messrs. Joffe, Marks, Rosenzweig, Horn and Siegel for our 2004 fiscal year. All such Section 16(a) filings have since been made.

Item 11. Executive Compensation

     The following table sets forth information concerning the annual compensation of our Chief Executive Officer and the other five most highly compensated executive officers and other individuals for whom disclosure is required, whose salary and bonus exceeded $100,000 for the 2004 fiscal year and for services in all capacities to the Company during our 2004, 2003 and 2002 fiscal years. We refer to these individuals as our named executive officers.

						Shares
Name & Principal					Other Annual	Underlying	All Other
Position	Year	Salary		Bonus	Compensation	Options	Compensation
Selwyn Joffe(1)	2004	$456,946		$500,000	$88,526	101,500	$28,481	(3)
Chairman of the Board	2003	—		—	379,998	101,500 (2)	4,164	(3)
President & CEO	2002	—		—	159,996	1,500	—
Mel Marks	2004	—		$50,000	$350,000	1,500	—
Director and Consultant	2003	—		—	312,500	1,500	—
	2002	—		—	197,500	1,500	—
Steven Kratz	2004	$291,728		$19,100	—	—	—
Sr. VP – Engineering	2003	225,000		19,000	—	—	—
	2002	219,345		25,000	—	—	$3,604	(4)
Charles Yeagley	2004	$238,889		$65,000	—	—	$28,481	(3)
Chief Financial Officer	2003	178,846		63,089	—	—	25,037	(3)
	2002	175,257		88,974	—	—	25,037	(3)
Michael Umansky	2004	$100,000	(5)	—	—	—	$300,000	(6)
Vice President & General Counsel	2003	—		—	—	—	—
	2002	—		—	—	—	—
Richard Marks(7)	2004	$608,297		$37,875	—	—	—
Advisor to the Board	2003	300,000		315,418	—	—	$12,000	(4)
and the CEO	2002	318,000		483,118	—	—	—

(1)	Mr. Joffe became the Company’s President and Chief Executive Officer in February 2003. The salary amount shown is based upon an annualized salary rate of $524,000, Mr. Joffe’s current salary level. The other compensation amounts include the amounts paid to Protea Group Inc., a consulting company wholly-owned by Mr. Joffe. Our contract with Protea was terminated when Mr. Joffe became our President and Chief Executive Officer.

(2)	Includes 100,000 options granted on March 3, 2003 of which 50,000 were exercisable immediately and 50,000 became exercisable on March 3, 2004.

(3)	Represents reimbursement for health insurance premiums paid by employee.

(4)	Represents value of car allowance.

(5)	Mr. Umansky became our Vice President and General Counsel on January 1, 2004. The salary amount shown for fiscal 2004 is based upon an annualized salary of $400,000, Mr. Umansky’s current salary level.

(6)	Represents legal fees paid with respect to the period from April 1, 2003 to December 31, 2003.

(7)	In connection with Richard Marks’ resignation as an advisor to our Board of Directors and CEO in September 2003, we paid Richard Marks $400,000 in recognition of the remaining amounts that were due to him under the terms of his employment agreement, which was scheduled to expire on December 31, 2003.

Compensation of Directors

     We have supplemental compensatory arrangements with two of our Board members. In August 2000, our Board of Directors agreed to engage Mel Marks to provide consulting services to the Company. Mr. Marks has 45 years of relevant experience in the industry and the Company and has relationships with key industry executives. Mr. Marks was paid an annual consulting fee of $180,000 – which was increased in January, 2002 to $250,000 per year, increased to $300,000 per year in December 2002 and subsequently increased to $350,000 per year on April 25, 2003. In addition, the Compensation Committee and the Board also authorized a bonus payable to Mr. Marks with respect to fiscal 2004 of $50,000. We can terminate our consulting arrangement with Mr. Marks at any time.

     We pay Mr. Horn $120,000 per year for serving on our Board of Directors as well as assuming the responsibility for being the Chairman of our Audit, Compensation and Ethics Committees, respectively.

     In addition, each of our non-employee directors other than Mr. Horn receives annual compensation of $20,000, and is paid a fee of $2,000 for each meeting of the Board of Directors attended, $2,000 for each meeting of the Audit Committee attended and $500 for each meeting of any other Board Committee attended. Each director is also reimbursed for reasonable out-of-pocket expenses to attend Board or Board Committee meetings.

     Our 1994 Non-Employee Director Stock Option Plan (the “Non-Employee Director Plan”) provides that each non-employee director of the Company will be granted thereunder ten-year options to purchase 1,500 shares of common stock upon his or her initial election as a director, which options are fully exercisable on the first anniversary of the date of grant. The exercise price of the option will be equal to the fair market value of the common stock on the date of grant. In addition, our 1994 Stock Option Plan (the “1994 Stock Option Plan”) provides that each of our non-employee directors who served as a non-employee director during an entire fiscal year, through March 31 of that fiscal year, will receive in that fiscal year, an award of immediately exercisable ten-year options to purchase 1,500 shares of common stock. The formula grants under the 1994 Stock Option Plan are not subject to the determinations of the Board of Directors or the Compensation Committee.

Compensation Committee; Interlocks and Insider Participation

     The members of the Compensation Committee during fiscal 2004 were Messrs. Horn, Rosenzweig and Siegel. Mr. Horn was chairman of the Compensation Committee. The Compensation Committee is responsible for developing and making recommendations to the Board with respect to our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our chief executive officer and our other senior officers and to make recommendations concerning the salary, bonuses and stock options to be awarded to these individuals. For a discussion of the contractual rights that certain of our officers have relative to bonuses and option grants, see “Employment Agreements” below.

     The terms of the employment agreement with Mr. Joffe entered into as of February 14, 2003 were determined by negotiations between representatives of ours and Mr. Joffe. In this regard we reviewed statistical and other material available to us. The negotiated terms reflect the results of our review and understanding of what a chief executive officer earns at comparable positions, the unique background Mr. Joffe has with our company, and in marketing and management generally, and what we understand an executive of Mr. Joffe’s stature could otherwise earn in the employment market. In connection with the Compensation Committee’s award of 100,000 options to Mr. Joffe in January 2004 and the award of an additional 200,000 option in July 2004, as described under the caption “Employment Agreements” below, the Compensation Committee also considered the recommendations of an independent executive compensation consultant. The Board and the Compensation Committee recognize that we operate in a challenging business environment and are confident with Mr. Joffe as our Chief Executive Officer.

     No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with executive officers or directors of another entity.

Option Grants in the Last Fiscal Year

     The following table provides summary information regarding stock options granted during the year ended March 31, 2004 to each of our named executive officers. The potential realizable value is calculated assuming that the fair market value of our common stock appreciates at the indicated annual rate compounded annually for the entire term of the options, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate of the future prices or market value of our common stock.

	Number of	% of Total			Potential Realizable
	Securities	Options			Value at Assumed
	Underlying	Granted to			Annual Rates of Stock price
	Options	Employees in	Exercise or	Expiration	Appreciate for Option Terms
Name	Granted*	Fiscal 2004	Base Price	Date	5%($)	10%($)
Mel Marks	1,500	1.33%	$1.80/share	4/30/2013	$1,698	$4,303
Selwyn Joffe	1,500	1.33%	$1.80/share	4/30/2013	1,698	4,303
Selwyn Joffe	100,000	88.59%	$6.345/share	1/14/2014	$399,034	$1,011,230

Totals	103,000	91.25%

*	All options are exercisable immediately.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

     Except as set forth in the preceding table, no options were exercised during fiscal 2004. The following table sets forth the number and value of exercisable and unexercisable options held as of March 31, 2004 by each of our named executive officers.

			Number of Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options
	Acquired on	Value	March 31, 2004		at March 31, 2004
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Selwyn Joffe	—	—	289,750	—	$1,310,000	—
Richard Marks	125,000	$266,000	—	—	—	—
Charles Yeagley	—	—	25,000	—	$184,000	—
Steven Kratz	8,000	$41,000	55,600	—	$285,000	—
Mel Marks	—	—	6,000	—	$38,000	—

Employment Agreements

     We have entered into an employment agreement with Selwyn Joffe pursuant to which he is employed full-time as our President and Chief Executive Officer in addition to serving as our Chairman of the Board of Directors. This agreement, which was negotiated on our behalf by Mel Marks and Douglas Horn and entered into on February 14, 2003, is scheduled to expire on March 31, 2006. The February 14, 2003 agreement provides for an annual base salary of $524,000, and Mr. Joffe participates in our executive bonus program. Mr. Joffe remains entitled to receive a transaction fee of 1.0% of the “total consideration” of any equity transaction his efforts bring to us that we previously agreed to provide to him as part of a prior consulting agreement with Protea Group, Mr. Joffe’s company. In connection with the February 14, 2003 employment agreement, Mr. Joffe was awarded an option to purchase 100,000 shares of common stock effective March 3, 2003 at a strike price of $2.16, 50,000 of which vested on the date of grant and 50,000 of which became exercisable on the first anniversary of the date of grant. In January 2004, we granted Mr. Joffe a ten-year option to purchase 100,000 shares of our common stock at an exercise price of $6.345 per share and a ten year option to purchase 1,500 shares at an exercise price of $1.80. On July 20, 2004, Mr. Joffe was granted an additional option to purchase 200,000 shares of our common stock. These options are immediately exercisable, provide for an exercise price of $9.27 per share and have a ten year term. Mr. Joffe also receives an automobile allowance and other benefits including those generally provided to other employees.

     We entered into an employment agreement with Richard Marks in January 2000 pursuant to which he was employed full-time and reported directly to our Board of Directors and Chief Executive Officer. This agreement was scheduled to expire on January 1, 2004. However, in the third quarter of fiscal 2004, we paid $400,000 in settlement of this contract with Mr. Marks, who at the request of the Board of Directors, submitted his resignation in September 2003. Based upon the terms of this agreement, we have been paying the costs Mr. Marks has incurred in connection with the SEC and U.S. Attorney’s Office’s investigation described under the caption “Legal Proceedings”. During fiscal 2004, we incurred costs of approximately $949,000 on his behalf. Richard Marks is the son of Mel Marks, our founder and member of our Board of Directors.

     We entered into a new employment contract with Charles Yeagley on April 1, 2003 calling for a base salary of $215,000 per year and expiring on March 31, 2006. This contract replaced the previous employment agreement pursuant to which Mr. Yeagley received an annual base salary of $175,000. Under the previous employment agreement, Mr. Yeagley was granted a ten-year option to purchase 25,000 shares of our common stock, at $0.93 per share. On May 11, 2004, Mr. Yeagley was granted an additional ten-year option to purchase 10,000 shares of our common stock at an exercise price of $8.70. In addition to his cash compensation, Mr. Yeagley receives an automobile allowance and other benefits, including those generally provided to other employees.

     In conformity with our policy, all of our directors and officers execute confidentiality and nondisclosure agreements upon the commencement of employment. The agreements generally provide that all inventions or discoveries by the employee related to our business and all confidential information developed or made known to the employee during the term of employment shall be our exclusive property and shall not be disclosed to third parties without our prior approval. Our employment agreement with Mr. Yeagley also contains non-competition provisions that seek to preclude Mr. Yeagley from competing with us for a period of two years from the date of termination of his employment. Public policy limitations and the difficulty of obtaining injunctive relief may impair our ability to enforce the non-competition and nondisclosure covenants made by our employees.

Performance Graph

     The following graph compares the cumulative return to holders of common stock for the fiscal years ended March 31, 2000, 2001, 2002, 2003 and 2004 with the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Market Index and an index for two peer groups – one “old” and one “new” – comprised of five companies each for the same periods. In fiscal 2004, we determined that the “old” peer group should be amended to include entities that are more closely aligned with our relative size and type of business. For purposes of comparison, we have included both the “old” peer group and the “new” peer group; one member (Standard Motor) remains from the “old” peer group. We believe that the “new” peer group now consists of companies that are more comparable to us. The comparison assumes $100 was invested at the close of business on March 31, 1999 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Annual Return Percentage – Based upon historical performance, the following table depicts the annual percentage return earned in each of the four comparison groups:

Total Shareholder Returns—Dividends Reinvested

Annual Return Percentage

	Year Ended March 31,
Company/Index	2000	2001	2002	2003	2004
Motorcar Parts of America, Inc.	-83.02%	-28.95%	225.00%	-50.55%	271.11%
“Old” Peer Group	-17.73%	-27.97%	32.84%	-53.57%	31.45%
“New” Peer Group	-2.60%	-40.78%	129.03%	-27.09%	42.37%
NASDAQ	86.24%	-59.67%	0.62%	-26.97%	49.60%

Indexed Returns – Based upon historical performance, the following table displays the results of $100 invested at the close of business on March 31, 1999 in the Common Stock of each of the comparison groups and assumes reinvestment of dividends:

ZACKS TOTAL RETURN ANNUAL COMPARISON
5 YEAR CUMULATIVE TOTAL RETURN SUMMARY
March 2004

		1999	2000	2001	2002	2003	2004
Motorcar Parts	Return %		-83.02	-28.95	225.00	-50.55	271.11
	Cum $	$100.00	$16.98	$12.06	$39.21	$19.39	$71.95
NASDAQ	Return %		86.24	-59.67	0.62	-26.97	49.60
	Cum $	$100.00	$186.24	$75.11	$75.58	$55.19	$82.57
Old Peer Group	Return %		-17.73	-27.97	32.84	-53.57	91.45
	Cum $	$100.00	$82.27	$59.26	$78.73	$36.55	$69.98
New Peer Group	Return %		-2.60	-40.78	129.03	-27.09	42.34
	Cum $	$100.00	$97.40	$57.68	$132.10	$96.32	$137.10

NOTE: Data complete through last fiscal year.
NOTE: Corporate Performance Graph with peer group uses peer group only performance (excludes only company).
NOTE: Peer group indices use beginning of period market capitalization weighting.
NOTE: S&P index returns are calculated by Zacks.

“Old” Peer Group:

•	Champion Parts, Incorporated

•	Dana Corporation

•	Hastings Manufacturing Company

•	Standard Motor Production Company

•	Superior Industries International, Incorporated

“New” Peer Group:

•	Standard Motor Production Company

•	Transpro, Incorporated

•	Edelbrock Corporation

•	R & B, Incorporated

•	Aftermarket Technologies Corporation

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth, as of July 26, 2004, certain information as to the common stock ownership of each of our named executive officers, our directors, all executive officers and directors as a group, and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 8,138,455 shares of common stock outstanding as of July 26, 2004.

     Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 26, 2004 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

Name and Address of	Amount and Nature of		Percent of
Beneficial Shareholder	Beneficial Ownership (1)		Class
Mel Marks	2,000,463	(2)	24.6%
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503
Richard Marks	526,050	(3)	6.5%
11718 Barrington Court
P.O. Box 102
Los Angeles, CA 90049
Steven Kratz	58,100	(4)	*
c/o Motorcar Parts of America, Inc
2929 California Street
Torrance, CA 90503
Selwyn Joffe	489,750	(5)	5.7%
c/o Motorcar Parts of America, Inc
2929 California Street
Torrance, CA 90503
Murray Rosenzweig	53,000	(6)	*
c/o Linden
Maintenance Corp.
134-02 33rd Avenue
Flushing, NY 11354
Douglas Horn	192,200	(7)	2.4%
c/o Motorcar Parts of America, Inc
2929 California Street
Torrance, CA 90503
Irv Siegel	26,500	(8)	*
c/o Motorcar Parts of America, Inc
2929 California Street
Torrance, CA 90503
Charles Yeagley	40,000	(9)	*
c/o Motorcar Parts of America, Inc
2929 California Street
Torrance, CA 90503
Michael Umansky	—		—
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503
Advisory Research, Inc.	481,300	(10)	5.9%
180 N Stetson Street Ste 5780
Chicago, IL 60601
Directors and executive officers	2,860,013	(11)	32.4%
as a group – 8 persons

* Less than 1% of the outstanding common stock.

1.	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

2.	Includes 6,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan.

3.	Includes 142,857 shares held by The Marks Family Trust, of which Richard Marks is a Trustee and beneficiary and 45,699 shares held by Mr. Marks’ wife and their sons.

4.	Represents 55,600 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 2,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan .

5.	Represents 30,000 shares issuable upon exercise of options exercisable under the 1996 Stock Option Plan (the “1996 Stock Option Plan”); 255,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan and 200,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

6.	Includes 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 35,500 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan, and 13,000 shares of common stock which were purchased subsequent to the Company’s initial public offering.

7.	Includes 26,500 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan, and 165,700 shares of common stock which were purchased prior to joining the Company’s Board of Director’s in October of 2002.

8.	Includes 26,500 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan.

9.	Represents 25,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan and 15,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

10.	The amount and nature of beneficial ownership of these shares by Advisory Research, Inc. is based solely on the Schedule 13G filings, as researched by to the Company. The Company’s Board of Directors has no independent knowledge of the accuracy or completeness of the information set forth in such Schedule 13G filings, but has no reason to believe that such information is not complete or accurate.

11.	Includes 405,350 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 30,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 9,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; and 217,500 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan.

Item 13. Certain Relationships and Related Transactions

     We have entered into a consulting agreement with Mel Marks, our founder, Board member and largest stockholder. We currently pay Mel Marks a consulting fee of $350,000 per year under this arrangement. We have also agreed to pay Douglas Horn, a member of our Board of Directors, $120,000 per year for his service as a member of the Board and Chairman of our

Audit, Compensation and Ethics Committees. For additional information, see the discussion under the caption “Item 11 – Compensation of Directors”.

     In addition, see “Item 3 – Legal Proceedings” and “Item 11 — Employment Agreements” with respect to Richard Marks.

Item 14. Principal Accountant Fees and Services

     The following table summarizes the total fees paid to our independent certified public accountants, Grant Thornton LLP for professional services provided during the twelve month periods ended March 31:

	2004	2003
Audit Fees	$282,000	$255,000
Audit Related Fees	21,923	—
Tax Fees	—	—
All Other Fees	—	—

     Audit fees billed in fiscal 2004 and 2003 consisted of (i) the audit of our annual financial statements and (ii) the reviews of our quarterly financial statements.

     Audit related fees billed in fiscal 2004 consisted of (i) review for accounting treatment of long-term customer contracts and (ii) professional services rendered in connection with the S-8 registration statement for our 2003 Long Term Incentive Plan.

     Our audit committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit fees in fiscal 2003 and 2004 were approved by the Audit Committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

None.

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement.”)

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”)

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3

Number	Description of Exhibit	Method of Filing
to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”)

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”)

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s Common Stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing
4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4. to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”)

4.7	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

Number	Description of Exhibit	Method of Filing
10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

Number	Description of Exhibit	Method of Filing
1997 Form 10-K.
10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Warrant to Purchase Common Stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

10.6	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.7	Form of Employment Agreement dated February 14, 2003 by and between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 10.42 to the 2003 10-K

10.8	Letter Agreement dated July 17, 2002 by and between the Company and Houlihan Lokey Howard & Zukin Capital.	Incorporated by reference to Exhibit 10.43 to the 2003 10-K

10.9	Second Amendment to Lease dated March 15, 2002 between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K

10.10	Separation Agreement and Release, dated February 14, 2003, between the	Incorporated by reference to Exhibit

Number	Description of Exhibit	Method of Filing
	Company and Anthony Souza	10.45 to the 2003 10-K

10.11	Employment Agreement, dated April 1, 2003 between the Company and Charles Yeagley.	Incorporated by reference to Exhibit 10.46 to the 2003 10-K.

10.12	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.47 to the 2003 10-K

10.13	Form of Agreement, dated June 5, 2002, by and between the Company and Sun Trust Bank.	Incorporated by reference to Exhibit 10.38 to the 2002 10-K.

10.14	Credit Agreement, dated May 28, 2004, between the Company and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the “2004 10-K”).

10.15*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company.	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.16	Employment Agreement, dated November 1, 2003, between the Company and Bill Laughlin.	Incorporated by reference to Exhibit 10.16 to the 2004 10-K.

10.17	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.18	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California.	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.19	Stock Purchase Agreement, dated February 28, 2001 between the Company and Mel Marks.	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 29, 2001.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 10-K.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 10-K.

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to the 1998 Registration Statement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

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

MOTORCAR PARTS OF AMERICA, INC
Dated: July 29, 2004	By:	/s/ Charles W. Yeagley
Charles W. Yeagley
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

*	Chief Executive Officer and Director	July 29, 2004
(Principal Executive Officer)
Selwyn Joffe

/s/ Charles Yeagley	Chief Financial Officer (Principal	July 29, 2004
Financial and Accounting Officer)
Charles Yeagley

*	Director	July 29, 2004

Mel Marks

*	Director	July 29, 2004

Murray Rosenzweig

*	Director	July 29, 2004

Douglas Horn

*	Director	July 29, 2004

Irv Siegel

*	/s/ Selwyn Joffe Selwyn Joffe Attorney-in-fact

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

Schedule II – Valuation and Qualifying Accounts

     Accounts Receivable – Bad Debt Allowance

			Charged to
		Balance at	(Recovery)		Balance at
For the Year		Beginning	Bad Debts	Accounts	End of
Ended March 31	Description	of Period	Expense	Written Off	Period
2004	Accounts receivable allowance	$87,000	$13,000	$86,000	$14,000
2003	Accounts receivable allowance	326,000	(104,000)	135,000	87,000
2002	Accounts receivable allowance	149,000	(412,000)	235,000	326,000

Inventory

For the Year		Balance at
Ended		Beginning of	Reserve Charged	Inventory	Balance at
March 31	Description	Period	to Income	Written Off	End of Period
2004	Allowance for excess and obsolete inventory	$3,565,000	$912,000	$1,523,000	$2,954,000
2003	Allowance for excess and obsolete inventory	3,715,000	1,550,000	1,700,000	3,565,000
2002	Allowance for excess and obsolete inventory	4,253,000	1,440,000	1,978,000	3,715,000

Schedule II – Valuation and Qualifying Accounts

     Accounts Receivable – Bad Debt Allowance

			Charged to
		Balance at	(Recovery)		Balance at
For the Year		Beginning	Bad Debts	Accounts	End of
Ended March 31	Description	of Period	Expense	Written Off	Period
2004	Accounts receivable allowance	$87,000	$13,000	$86,000	$14,000
2003	Accounts receivable allowance	326,000	(104,000)	135,000	87,000
2002	Accounts receivable allowance	149,000	412,000)	235,000	326,000

     Inventory

For the Year		Balance at
Ended		Beginning of	Reserve Charged	Inventory	Balance at
March 31	Description	Period	to Income	Written Off	End of Period
2004	Allowance for excess and obsolete inventory	$3,565,000	$912,000	$1,523,000	$2,954,000
2003	Allowance for excess and obsolete inventory	3,715,000	1,550,000	1,700,000	3,565,000
2002	Allowance for excess and obsolete inventory	4,253,000	1,440,000	1,978,000	3,715,000