Form 10-Q
period 2004-06-30
MOTORCAR PARTS  AMERICA INC
filed 2004-08-16
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-23538

MOTORCAR PARTS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (310) 212-7910

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

There were 8,173,955 shares of Common Stock outstanding at August 16, 2004.

MOTORCAR PARTS OF AMERICA, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	June 30,	March 31,
	2004	2004
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$10,332,000	$7,630,000
Short term investments	371,000	288,000
Accounts receivable — net	14,726,000	14,626,000
Inventory — net	38,657,000	28,744,000
Deferred income tax asset	7,974,000	8,124,000
Prepaid Income tax	20,000	172,000
Prepaid expenses and other current assets	910,000	880,000

Total current assets	72,990,000	60,464,000

Plant and equipment — net	4,416,000	4,758,000
Other assets	759,000	774,000

TOTAL ASSETS	$78,165,000	$65,996,000

LIABILITIES
Current liabilities:
Accounts payable	$21,733,000	$13,456,000
Accrued liabilities	2,811,000	2,851,000
Line of credit	—	3,000,000
Deferred compensation	336,000	260,000
Other current liabilities	605,000	62,000
Credit due to customer	6,529,000	—
Current portion of capital lease obligations	378,000	409,000

Total current liabilities	32,392,000	20,038,000
Deferred income taxes	714,000	1,016,000
Deferred income	145,000	100,000
Capitalized lease obligations, less current portion	1,159,000	1,247,000

Total liabilities	34,410,000	22,401,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,118,455 and 8,085,955 shares issued and outstanding at June 30, 2004 and March 31, 2004	81,000	81,000
Additional paid-in capital	53,166,000	53,096,000
Accumulated other comprehensive loss	(79,000)	(78,000)
Accumulated deficit	(9,413,000)	(9,504,000)

Total shareholders’ equity	43,755,000	43,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$78,165,000	$65,996,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Net sales	$41,128,000	$37,102,000
Cost of goods sold	37,429,000	33,000,000

Gross Margin	3,699,000	4,102,000

Operating expenses:
General and administrative	2,405,000	2,362,000
Sales and marketing	622,000	293,000
Research and development	179,000	144,000

Total operating expenses	3,206,000	2,799,000

Operating income	493,000	1,303,000
Interest expense — net	351,000	293,000

Income before income taxes	142,000	1,010,000
Provision for income taxes	51,000	330,000

Net income	$91,000	$680,000

Basic income per share	$.01	$.08

Diluted income per share	$.01	$.08

Weighted average number of shares outstanding:
— basic	8,094,450	8,001,334
— diluted	8,575,210	8,082,152

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$91,000	$680,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578,000	604,000
Provision for deferred income taxes	51,000	344,000
(Increase) decrease in:
Accounts receivable	(100,000)	1,729,000
Inventory	(9,917,000)	1,575,000
Prepaid expenses and other current assets	(77,000)	(157,000)
Other assets	7,000	4,000
Increase (decrease) in:
Accounts payable and accrued expenses	8,237,000	1,598,000
Deferred compensation	76,000	(9,000)
Liability to customer	6,529,000	—
Other liabilities	589,000	103,000

Net cash provided by operating activities	6,064,000	6,471,000

Cash flows from investing activities:
Purchase of plant and equipment	(231,000)	(593,000)
Change in short term investments	(83,000)	(43,000)

Net cash used in investing activities	(314,000)	(636,000)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	(3,000,000)	(5,482,000)
Payments on capital lease obligation	(117,000)	22,000
Exercise of stock options	70,000	66,000
Repurchase of warrants and stock options	—	(713,000)

Net cash (used in) provided by financing activities	(3,047,000)	(6,107,000)

Effect of exchange rate changes on cash	(1,000)	(37,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,702,000	(309,000)
CASH AND CASH EQUIVALENTS- BEGINNING OF PERIOD	7,630,000	1,307,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$10,332,000	$998,000

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$351,000	$293,000
Income taxes	$50,000	$1,000
Non-cash investing and financing activities:
Property acquired under capital lease	—	$277,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
June 30, 2004 and 2003
(Unaudited)

NOTE A — The Company and its Significant Accounting Policies:

     Motorcar Parts of America, Inc. and its subsidiaries (the “Company”) remanufacture and distribute alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada. The Company also sells after-market replacement alternators and starters to a major automotive manufacturer.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, as amended on Form 10-K/A.

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

For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipping FOB destination, revenues are recognized two days after the date of shipment based on the Company’s experience regarding the length of transit duration. The Company includes shipping and handling costs in its gross invoice price to customers and classifies the total amount as revenue in accordance with Emerging Issues Task Force Issue (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are recorded as cost of goods sold.

The price of a finished product sold to customers and recorded as revenue is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). Core value revenue is recorded based on the contractual price of the core as agreed upon with customers. Unit value revenue is recorded based on the Company’s prices, which are revised from time-to-time, net of applicable discounts and allowances.

The terms of one customer agreement provide that the Company’s invoice price is based on unit value only, excluding the core charge. In that case, the Company records only unit value revenue, net of any applicable discounts or allowances. Profit or loss from the sales of cores to this customer are recognized on a monthly basis based upon a reconciliation of the number of units sold to the number of cores returned.

During fiscal 2004, the Company began to deliver products to AutoZone on pay-on-scan (“POS”) arrangement. For POS inventory, revenue is recognized when AutoZone notifies the Company that it has sold a specifically identified product to another person or entity. AutoZone bears the risk of loss of any POS inventory from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in an inventory count. Net sales from POS inventory were $3,402,000 and $48,000 for the three months ended June 30, 2004 and June 30, 2003, respectively.

[4]	Stock-based Compensation:

The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method of accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. The compensation cost included in the pro forma amounts above represents the cost associated with options that are vested at the grant date. The following table presents pro forma net income had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS 123.

	Three Months Ended
	June 30,
	2004	2003
	(Unaudited)
Net Income as reported:	$91,000	$680,000
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects:	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	(380,000)	(4,000)

Pro forma net (loss) income:	$(289,000)	$676,000

Basic income per share – as reported	0.01	0.08
Basic (loss) income per share – pro forma	(.04)	0.08
Diluted income per share – as reported	0.01	0.08
Diluted (loss) income per share – pro forma	(.04)	0.08

The weighted average estimated fair value of employee stock options before tax granted during the three months ended June 30, 2004 and June 30, 2003 was $3.89 and $0.86, respectively.

The following assumptions were used in the Black-Scholes pricing model to estimate stock-based compensation:

	Three Months Ended
	June 30,
	2004	2003
	(Unaudited)
Risk free interest rate	3.03%	3.28%
Expected life (years)	5	5
Expected volatility	47%	51%
Expected dividend yield	0%	0%

NOTE B — Inventory

     Inventory is comprised of the following:

	June 30,	March 31,
	2004	2004
	(Unaudited)
Raw materials and cores	$19,681,000	$15,298,000
Work-in-process	403,000	621,000
Finished goods	14,217,000	13,379,000

	34,301,000	29,298,000
Less allowance for excess and obsolete inventory	(2,951,000)	(2,954,000)

	31,350,000	26,344,000
Pay-on-scan inventory	7,307,000	2,400,000

	$38,657,000	$28,744,000

NOTE C — Multi-Year Exclusive Arrangement and Inventory Transaction with AutoZone

     In May 2004, the Company entered into an agreement with AutoZone to become AutoZone’s exclusive supplier of certain models of import alternators and starters for its eight distribution centers and to supply certain of those selected products on a pay-on-scan (POS) basis. Approximately 12% of sales to AutoZone during the period ended June 30, 2004, were recognized on a POS basis with the remaining 88% recognized on a FOB basis.

     As part of the four-year agreement, the Company agreed to acquire up to $24 million of specifically identified products (which at all times remain in the possession and control of AutoZone) at AutoZone’s average cost as paid to MPA or other suppliers. In exchange, the Company will issue specified credit memos, on a monthly basis, not to exceed $24 million in the aggregate that will be applied to AutoZone’s current receivables over a two-year period ending April 2006. As of June 30, 2004, the Company had acquired $21,231,000 of inventory from AutoZone.

     As the Company works with AutoZone to transition sales to the POS arrangement, the Company will not recognize revenues from the sale of inventory that it has acquired from AutoZone as part of this transition (the “transition inventory”). In addition, since the Company has agreed to issue credits in an amount equal to the transition inventory, neither the transition inventory nor the associated obligation to issue credits was recorded on the Company’s balance sheet at the initiation of this transaction. As the issuance of credit memos generally lags sales of this transition inventory, the Company receives cash in the early months of the agreement which will be offset in the future by lower cash collections resulting from credits issued to AutoZone. The Company records an obligation to AutoZone to reflect this timing difference.

     In connection with this POS arrangement, the Company recognized a liability of approximately $460,000 to reflect that the price the Company is paying for the cores included within the non-MPA portion of the transition inventory is greater than the market value of these cores.

     During the first quarter of fiscal 2005, AutoZone sold $7,129,000 of the transition inventory and MPA issued credit memos of $600,000, resulting in a net obligation to AutoZone of $6,529,000 as reflected on the Company’s June 30, 2004 balance sheet. The Company has agreed to issue credit memos to AutoZone in the following amounts:

Fiscal Quarter
Q2 2005	$1,200,000
Q3 2005	$2,600,000
Q4 2005	$2,700,000
Q1 2006	$3,180,000
Q2 2006	$3,270,000
Q3 2006	$3,270,000
Q4 2006	$3,270,000
Q1 2007	$1,141,000

Total	$20,631,000

     The Company also agreed to cooperate with AutoZone to use reasonable commercial efforts to convert all products sold by MPA to AutoZone to the POS arrangement by April 2006. In the event the conversion is not accomplished by April 2006, the Company agreed to amend the agreement to acquire an additional $24 million of inventory and to provide AutoZone with an additional $24 million of credit memos to be issued and applied in equal monthly installments to current receivables over a 24-month period ending April 2008.

NOTE D — Line of Credit; Factoring Agreement

     On May 28, 2004 the Company secured a new $15,000,000 credit facility with a new bank. The new revolving credit line, which replaced the Company’s previous asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. As of June 30, 2004, no amounts were outstanding under this line of credit and the Company had reserved $3,100,000 of the line for standby letters of credit for worker’s compensation insurance. The new loan agreement matures on October 2, 2006.

     The new bank loan agreement includes various financial conditions of which the major compliance requirements are tangible net worth of not less than $39,000,000 increased by 75% of net profit after taxes each quarter, EBITDA of not less than $3,000,000 for each quarter and $14,000,000 for the four most recent fiscal quarters, fixed charge ratio of not less than 1.25 to 1.00 as of the last day of each quarter, quick ratio of not less than .65 to 1.00 as of the close of each quarter, capital expenditures of less than $2,500,000 and operating lease obligations of not more than $2,000,000. The Company was in default for failure to achieve EBITDA of not less than $3,000,000 for the quarter ended June 30, 2004 and $14,000,000 in EBITDA for the four fiscal quarters ended June 30, 2004. On August 13, 2004 the bank waived the Company’s breach of these EBITDA covenants.

     Under two separate agreements, executed on June 26, 2002 and August 21, 2003 with two customers and their respective banks, we may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold. This discount arrangement has allowed the Company to accelerate collection of the customers’ receivables aggregating $20,713,000 for the three months ended June 30, 2004 and $13,228,000 for the three months ended June 30, 2003 by an average of 156 days and 120 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the three months ended June 30, 2004 and 2003 was 3.3% and 3%, respectively. The amount of the discount on these receivables, $297,000 and $132,000 for the three months ended June 30, 2004 and June 30, 2003, respectively, was recorded as interest expense.

NOTE E — Net Income Per Share

The following represents a reconciliation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2004	2003
	(Unaudited)
Net Income	$91,000	$680,000
Basic Shares	8,094,450	8,001,334
Effect of dilutive stock options	480,760	80,818
Diluted shares	8,575,210	8,082,152
Basic	$0.01	$0.08
Diluted	$0.01	$0.08

The effect of dilutive options and warrants excludes 170,025 options with exercise prices ranging from $8.700 to $19.125 per share in the three months ended June 30, 2004; 561,875 options with exercise prices ranging from $2.700 to $19.125 per share in the three months ended June 30, 2003, all of which were anti-dilutive.

NOTE F — Litigation

     In fiscal 2002, the Company settled the class action lawsuit that had been filed against the Company in the United States District Court, Central District of California, Western Division. The class action lawsuit alleged that, over a four-year period during 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the class action plaintiffs received $7,500,000. Of this amount, the Company’s directors and officers’ insurance carrier paid $6,000,000 and the Company paid the balance.

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

     On May 20, 2004, the SEC and the United States Attorney’s Office announced that Peter Bromberg was sentenced to ten months, including five months of incarceration and five months of home detention, for making false and misleading statements about the Company’s financial condition and performance in its 1997 and 1998 Forms 10-K filed with the SEC. Mr. Bromberg consented to the entry of judgment that ordered payment of $76,275 in disgorgement plus prejudgment interest. The SEC waived all but $50,000 of this amount and did not order a civil penalty based upon sworn representation in his Statement of Financial Condition and other documents submitted to the SEC.

     The United States Attorney’s Office has informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint.

     In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. Mr. Marks agreed to plead guilty to the criminal charges, and is scheduled to be sentenced on September 27, 2004. In settlement of the SEC’s civil fraud action, Mr. Marks paid over $1.2 million and was permanently barred from serving as an officer or director of a public company.

     Based upon the terms of agreements it had previously entered into with Mr. Marks, the Company has been paying the costs he has incurred in connection with the SEC and U.S. Attorney’s Office’s investigation. During the three months ended June 30, 2004 and 2003, the Company incurred costs of approximately $223,000 and $514,000, respectively, on his behalf.

     The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

NOTE G — Shareholders’ Equity

     During the three months ended June 30, 2004, options to purchase 32,500 shares of stock at prices ranging from $1.10 to $3.15 per share were exercised. The following table shows the increase in additional paid in capital as a result of the exercise of those options:

Beginning balance April 1, 2004	$53,096,000
Exercise of an option to purchase 32,500 shares	70,000

Ending balance June 30, 2004	$53,166,000

NOTE H — Income Taxes

     The provision for income taxes for the three months ended June 30, 2004 represents estimated federal and state income taxes of $48,000 and $3,000, respectively. The Company has net operating loss carryforwards of $11,709,000 and $7,492,000 for federal and state purposes, respectively.

NOTE I — Marketing Allowances

     The Company records the cost of all marketing allowances provided to its customers in accordance with the Emerging Issues Task Force (EITF) 01-9 “Accounting for Consideration Given by a Vendor to a Customer”. Under the EITF, voluntary marketing allowances related to a single exchange of product are recorded as a reduction of sales in the period the related revenues are recognized. Other marketing allowances are recorded as a reduction over the life of the contract. For the three months ended June 30, 2004 and 2003, the Company recorded a reduction in revenues of $878,000 and $703,000, respectively, attributable to marketing allowances.

NOTE J — Customer Concentration

     The Company is substantially dependent upon sales to four major customers. During the three months ended June 30, 2004 sales to these four customers constituted approximately 99.1% of the Company’s total sales. During the same period in fiscal 2004, sales to the Company’s top five customers totaled approximately 99.2% of the Company’s total sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon the Company. In addition, the concentration of the Company’s sales and the competitive environment in which the Company operates has increasingly limited the Company’s ability to negotiate favorable prices and terms for its products.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment terms, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, increases in interest rates, changes in the financial condition of any of our major customers, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the Securities and Exchange Commission.

Management Overview

We operate in a very competitive environment, and our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on regular changes and improvements to make our manufacturing processes more efficient, and our movement to lean manufacturing cells, increased production in Malaysia and pursuit of a potential production facility in Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. Our sales are increasingly concentrated among very few customers, and these key customers regularly seek more favorable pricing, delivery and payment terms as a condition to the continuation of existing business or expansion of a particular customer’s business. To partially offset some of these customer demands, we have sought to position ourselves as a preferred supplier by working closely with our key customers to satisfy their particular needs and entering into longer-term preferred supplier agreements. To reduce our dependence on a few key customers, we have also been seeking to broaden our retail distribution network and have begun to target sales to the traditional warehouse and professional installer markets.

Our expanded relationship with AutoZone, as more fully described in this report, is expected to have an ongoing and meaningful impact on our operations, financial results and capital requirements. We have expanded our operations and built-up our inventory to meet requirements, and we have incurred certain transition costs associated with this build-up.

Our management pays particular attention to the cash generated by operations and views this as a key measure of our performance. Management also looks for ways to enhance shareholder value by assuring that invested capital is efficiently deployed. To strengthen our customer relationships, we have structured attractive purchase arrangements for these customers and entered into agreements with our customers, their financial institutions and our suppliers to reduce the working capital costs associated with these arrangements.

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

     For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized two days after the date of shipment based on our experience regarding the length of transit duration. We include shipping and handling costs in the gross invoice price to customers and classify the total amount as revenue in accordance with EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are recorded in cost of goods sold.

     The price of a finished product sold to customers and recorded as revenue is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). Core value revenue is recorded based on the assigned value of the core as agreed upon with customers. Unit value revenue is recorded based on our price list, which is revised from time-to-time, net of applicable discounts and allowances. The terms of one customer agreement that we entered into in October 2003 provide that the invoice price is based on unit value only, excluding the core charge. In that case, we record only unit value revenue based on our prices, net of any applicable discounts or allowances. This agreement has the effect of reducing our revenues for each unit sold to this customer. Our gross profit per unit, however, is unaffected by this arrangement. Under this arrangement, profit or loss from the sales of cores to this customer is recognized on a monthly basis based upon a reconciliation of the number of units sold to the number of cores returned. Sales to this customer during the three months ended June 30, 2004 equaled approximately $3,700,000.

     As discussed in footnote C “Multi-Year Exclusive Arrangement and Inventory Transaction with AutoZone,” in fiscal 2004 we began to deliver products to our largest customer on a pay-on-scan (POS) basis. For POS inventory, revenue is generally recognized when the customer has notified us that it has sold a specifically identified product to another person or entity. The customer bears the risk of loss of any POS product from any cause whatsoever from the time possession is taken until a third party customer purchases the product. Net sales from POS inventory was $3,402,000 for the three months ended June 30, 2004.

     As part of this four-year agreement, we agreed to acquire up to $24 million of specifically identified products at the customer average cost as paid to us or other suppliers. In exchange, we will issue specified credit memos, on a monthly basis, not to exceed $24 million that will be applied to the customer’s current receivables over a two-year period ending April 2006. As of June 30, 2004, we had acquired $21,231,000 of inventory under this arrangement.

     As we transition to the POS arrangement, we will not recognize revenues from the sale of inventory that we have acquired as part of this transition (the “transition inventory”). In addition, since we have agreed to issue credits in an amount equal to the transition inventory, neither the transition inventory nor the associated obligation to issue credits was recorded on our balance sheet at the initiation of this transaction. Since the issuance of credit memos generally lags sales of this transition inventory, we receive cash in the early months of the agreement which will be offset in the future by lower cash collections resulting from credits issued to AutoZone. We record an obligation to AutoZone to reflect this timing difference.

     We record sales incentives, concessions and marketing allowances as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Sales incentive amounts are recorded based on the value of the incentive provided.

     Product Warranty. We generally have two types of warranty policies: (a) an advance warranty discount policy, which is a reduction taken on the invoice, and (b) an authorized warranty return program which is generally given upon a request from a customer:

Advance Warranty Discount Policy: For products under this warranty policy, we deduct from the invoice an agreed-upon warranty adjustment, which is typically a percentage of the invoice price. In accordance with SAB 104, we record revenue at the time of sale based on the agreed-upon price, which is net of the warranty adjustment. We ended this policy in May 2004.

Authorized Warranty Return Policy: This policy allows ongoing customers to return parts that have been returned to them under their return policies by a consumer purchaser regardless of whether the parts are defective. In accordance with SFAS 48, “Revenue Recognition When Right of Return Exists,” we reduce revenue at the time of sale based on estimated future returns.

     With respect to the authorized warranty return policy, we estimate returns in the same period in which the revenue is recorded. The estimates are based on historical analysis, customer agreements and currently known factors that arise in the normal course of business. Since the warranty charge impacts revenues, if estimated returns vary from actual returns, our revenues will be higher or lower than previously recorded.

     Stock Adjustments. Under the terms of certain agreements with our customers and consistent with industry practice, our customers from time to time are allowed stock adjustments when their inventory level of certain product lines in their stock exceed their anticipated levels of sales to their end-user customers. Stock adjustment returns are recorded when we issue a return goods authorization (RGA) and they do not occur at any specific time during the year. To account for anticipated stock adjustments, we accrue a stock adjustment allowance on a monthly basis, and the monthly additions to this allowance reduce our gross profit. We review the reasonableness of our stock adjustment allowance every quarter by evaluating our historical stock adjustment returns as well as information obtained from customers concerning inventory levels and perceived demand in specific locations and/or specific part numbers. The stock adjustments we recognized during the three months ended June 30, 2004 and 2003, including the amounts added to our allowance through the monthly accrual, decreased our gross profit by $1,753,000 and $374,000, respectively. During the three months ended June 30, 2004 and 2003, we accepted stock adjustments of $1,513,000 and $785,000, respectively. To take into account our most recent experience with respect to stock adjustments, we increased the monthly accrual to $399,000 per month. The allowance for stock adjustments at June 30, 2004 and June 30, 2003 was $713,000 and $383,000, respectively.

     Inventory Reserve. We have taken a systematic approach in establishing a reserve for excess and obsolete inventory. The reserve is based upon our knowledge of the industry, communication with core brokers and suppliers, scrap values and discussions with our customers and is computed based upon historical usage and a product’s life cycle.

     The excess and obsolete inventory reserve account decreased by $3,000 to $2,951,000 for the three months ended June 30, 2004. Each quarter, we review the last 12 months of activities of each part number to determine the usage for these parts. Based on this activity, we then determine the number of months of inventory on hand and in general establish reserves at rates ranging from 10% to 80% of the cost of inventory on hand for that particular item of inventory.

     Acquisition of Cores; Upon receipt of a core from a customer, we generally give a credit to the customer for the contractually agreed-upon core value for the respective part number, which is typically the same as the amount invoiced at the time of a sale. This amount generally exceeds the market value of the core accepted as a trade-in, and we record this difference in cost of goods sold at the time the unit including the core is sold. We generally limit core returns to cores sold to the specific customer that are in remanufacturable condition.

     Core Valuation. We record core inventory at the lower of cost or market. We adjust the carrying value of cores in three ways:

(1)	When purchases constitute 25% or more of quantity on hand, a weighted average cost is applied. We believe that purchases from core brokers that represent 25% or more of the quantity on hand represent a quantity that is sufficiently large enough to derive a market value for that particular core.

(2)	Cores not adjusted for purchases as described in (1), are adjusted every six months based on a comparison to core broker prices. All cores that have a difference between the carrying value and the quoted core broker price of 35% or greater are adjusted to reflect the change in market value. The 35% amount was determined to be the approximate range in the fluctuation of market prices observed based on seasonal factors and differences in pricing between brokers. Core values fluctuate on the basis several economic factors, including market availability, seasonality and demand. Broker prices are determined individually by the broker based on the quantity available to the broker and its expectation of demand.

(3)	A valuation reserve is maintained for those cores not adjusted by the above policies. This reserve is based upon the inherent value of cores, which we estimate have a life cycle of 20 years. This reserve account, which is part of the reserve for excess and obsolete inventory, increased during the three months ended June 30, 2004 by $102,000 from $34,000 at fiscal year-end March 31, 2004 to $136,000 at June 30, 2004.

     These adjustments to core inventory values result in a corresponding adjustment to cost of goods sold.

     Accounting for Over/Under Returns of Cores. Based on our experience, contractual arrangements with customers and inventory management practices, on an annual basis we receive and purchase a used but remanufacturable core from customers for almost every remanufactured alternator or starter we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of used cores lagging sales significantly. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). To account for this lag and match sales with the associated liability to receive and purchase used cores, on a monthly basis we either (a) record deferred revenue (a liability) if core receipts are less than sales or (b) record a debit entry to deferred revenue if core receipts are greater than sales. In addition to matching sales to associated returns, this policy is conservative because we do not record any gain from under-returns of used cores until the last quarter of the fiscal year, which marks the end of the period during which we typically experience an over-return of cores. Because customers have historically returned fewer cores than they purchased, during the three months ended June 30, 2004 we reduced our estimate of returned cores from 100% to 98.3% for purposes of calculating this reserve. The amount reserved for the under-return of cores as of June 30, 2004 and 2003 was $538,000 and $1,293,000, respectively.

Selected Financial Data

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

Results of Operations

	Three Months Ended
	June 30,
	2004	2003
	(Unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	91.0%	88.9%

Gross margin	9.0%	11.1%
General and administrative expenses	5.9%	6.4%
Sales and marketing expenses	1.5%	0.8%
Research and development expenses	0.4%	0.4%

Operating income	1.2%	3.5%
Interest expense — net of interest income	0.8%	0.8%
Provision for income taxes	0.2%	0.9%

Net income	0.2%	1.8%

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

     Net sales for the three months ended June 30, 2004 were $41,128,000, an increase of $4,026,000 or 10.9% over the three months ended June 30, 2003 sales of $37,102,000. This increase in net sales was principally attributable to the new agreement we entered into with AutoZone on May 8, 2004. Net sales were reduced by marketing allowances of $878,000 that we recognized during the three months ended June 30, 2004 as part of agreements for long-term contracts ranging from 4 to 8 years that we entered into in fiscal 2004. During the three months ended June 30, 2003, we provided a marketing allowance of $703,000.

     Net sales were also reduced by stock adjustments we authorized during the three months ended June 30, 2004 as part of our commitment to assist our customers in managing our product category and realign the appropriate product mix in an effort to maximize their sales and in turn ours. During the three months ended June 30, 2004 and June 30, 2003, we charged $1,753,000 and $374,000 in stock adjustments against net sales, respectively.

     The increase in net sales for the three months ended June 30, 2004 did not fully reflect the increased volume in products that we have shipped to our largest customer. While the number of units shipped to this customer during the three months ended June 30, 2004 increased by 21.7% over the three months ended June 30, 2003, substantially all of this increase reflected shipments of inventory that is being sold on a pay-on-scan basis. These shipments resulted in an increase in our pay-on-scan inventory from $2,400,000 at June 30, 2003 to $7,307,000 at June 30, 2004. In addition, sales of transition inventory that we purchased from AutoZone in connection with the expanded pay-on-scan arrangement are not being accounted for as sales, and transition inventory is not included in our balance sheet inventory. (For additional information, see Note C to the Consolidated Financial Statements included in this Form 10-Q.)

     As a percentage of net sales, cost of goods sold increased during the three months ended June 30, 2004 to 91%, which represents an increase of 2.1% when compared to the three months ended June 30, 2003. Our cost of goods sold was negatively affected by certain additional costs that we incurred during the quarter in connection with the transition to our expanded supply arrangements with our largest customer. These additional costs included (i) increased overtime costs of approximately $700,000 that we incurred to achieve the inventory build-up necessary to meet our increased production requirements, (ii) approximately $200,000 of costs that we incurred to ship POS inventory in advance of the recognition of the related sales revenue and (iii) the expected cost of approximately $460,000 to reflect that the price we are paying for the cores included within the non-MPA portion of the transition inventory exceeds the market value of these cores. These adverse effects were offset by an improvement in our gross margin of approximately 0.8% as a result of selling approximately $3,700,000 of goods net of an upfront core charge.

     General and administrative expense for the three months ended June 30, 2004 was $2,405,000, which represents an increase of $43,000 or 1.8%, from the prior three months ended June 30, 2003 of $2,362,000. This increase is principally due to the following factors: (1) a $51,000 increase in payroll related to additional programmers and personal in the information technology department and a $33,000 increase related to human resource department to handle expansion, (2) a $40,000 increase in the accounting department payroll related to the addition of a new controller and other accounting personnel, (3) a $97,000 increase in bank fees related to the new credit facility, including annual letter of credit fees for workers compensation, with our new bank and (4) an increase of $146,000 in legal and accounting fees associated with our SEC filings. These increases were offset by a decrease of $291,000 in the amount of legal fees we incurred, pursuant to an indemnification agreement with Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations. Those legal bills decreased from $514,000 for the three months ended June 30, 2003 to $223,000 for the three months ended June 30, 2004.

     Sales and marketing expenses increased over the periods by $329,000 or 112% to $622,000 for the three months ended June 30, 2004 from $293,000 for the three months ended June 30, 2003. This increase is principally attributable to costs incurred in connection with various marketing initiatives undertaken to strengthen our overall market presence and increase our sales to the traditional warehouse market. These initiatives included an update to, and electronic conversion of, our product catalog, and the development of an interactive website for consumer use. In addition, in November 2003 we hired a new senior sales executive, and related support staff, to target the traditional warehouse market.

     Research and development expenses increased over this period by $35,000 or 24.3% to $179,000 for the three months ended June 30, 2004 from $144,000 for the three months ended June 30, 2003. This increase was attributable to the adding of new personnel to assist with the new business we have realized.

     For the three months ended June 30, 2004 and June 30, 2003, we recognized income tax expense of $51,000 and $330,000, respectively. For income tax purposes, we have available $11,709,000 and $7,492,000 of federal and state net operating loss carryforwards for fiscal 2005 and future years, respectively.

     For the three months ended June 30, 2004 interest expense net of interest income was $351,000. This represents an increase of $58,000 over net interest expense of $293,000 for the three months ended June 30, 2003. This increase was principally attributable to an increase of $6,485,000 in the amount of accounts receivables that we discounted under our factoring arrangements. This increase was offset by the elimination of any outstanding loan balances under our line of credit that occurred during the three months ended June 30, 2004. Our outstanding loan balance was $4,450,000 as of June 30, 2003. Interest expense is comprised principally of discounts recognized in connection with our receivables discounting arrangements, interest on our line of credit facility and capital leases.

Liquidity and Capital Resources

     Line of Credit. In May 2004, we entered into a new loan agreement that replaced the facility we established in December 2002. Under this new agreement, we can borrow up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin of 2.00%. As of August 9, 2004 we had reserved $3,100,000 of our line for standby letters of credit for worker’s compensation insurance, and no amounts were outstanding under this line of credit. This new loan agreement expires on October 2, 2006.

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

     We were in default under our credit agreement for failure to achieve EBITDA of at least $3,000,000 for the quarter ended June 30, 2004 and $14,000,000 in EBITDA for the four fiscal quarters ended June 30, 2004. On August 13, 2004, the bank waived our breach of these EBITDA covenants.

     Discounting Program. Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at an agreed upon discount set at the time the receivables are sold. The discount has ranged from .59% to 2.14% during the three months ended June 30, 2004 and has allowed us to accelerate collection of two of our customers’ receivables aggregating $20,713,000 by an average of 156 days. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. In addition, the cost of this program will increase as interest rates rise.

     Supply Arrangements. We significantly expanded our production during the most recent fiscal quarter. This increased production is the principal reason why our inventories increased by approximately $9,913,000 and our accounts payable increased by approximately $8,277,000 during the just completed fiscal quarter. Because we are collecting cash for the transition inventory before we issue the monthly credits to purchase this inventory, this transaction helps finance our inventory build-up to meet production requirements. While we have not recorded the $21,231,000 of transition inventory that we purchased from AutoZone or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net liability to this customer of $6,529,000 at June 30, 2004. (For an explanation of this accounting treatment, see Note C to the Condensed Financial Statements included in this report.) This liability will be satisfied through the issuance of monthly credit memos ending in April 2006.

     Our customers continue to aggressively seek extended payment terms, consignment inventory arrangements, price concessions and other terms that could adversely affect our liquidity. In this regard we are working with our bank and other financial institutions to increase our liquidity and financial capabilities and, where appropriate, modify the provisions of our bank agreement to accommodate the demands of our customers. There can be no assurance that it will continue in the future. Management believes that cash flow from operations together with availability under our credit agreement will be sufficient to meet our working capital needs through the fiscal year ended March 31, 2005.

Customer Concentration

     We are substantially dependent upon sales to four major customers. During the three months ended June 30, 2004 sales to these four customers constituted approximately 99.1% of our total sales. During the same period in fiscal 2004, sales to our top five customers totaled approximately 99.2% of our total sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operates has increasingly limited our ability to negotiate favorable prices and terms for its products.

Offshore Manufacturing

To take further advantage of the production savings associated with manufacturing outside the United States, we continue to pursue the establishment of a production facility in northern Mexico. In this regard, we have hired a full-time consultant and presently intend to commence limited manufacturing operations in Mexico during the first quarter of calendar 2005.

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

Contractual obligations

     The following summarizes our contractual obligations and other commitments at June 30, 2004, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$1,656,000	$409,000	$764,000	$483,000	—
Operating Lease Obligations	$3,902,000	$1,283,000	$2,613,000	$6,000	—
Purchase Obligations	$20,631,000	$9,680,000	$10,951,000	—	—
Other Long-Term Obligations	$9,715,000	$1,532,000	$3,064,000	$2,528,000	$2,591,000
Total	$35,904,000	$12,904,000	$17,392,000	$3,017,000	$2,591,000

     Capital Lease Obligations represent amounts due under leases of various types of machinery and computer equipment that are accounted for as capital leases.

     Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, North Carolina, Malaysia and Singapore.

     Purchase Obligations represent our obligation to issue credits to our largest customer for the acquisition of transition inventory from that customer. See Note C to the Consolidated Financial Statements included in this Form 10-Q.

     Other Long-Term Obligations represents commitments we have with certain customers to provide a marketing allowance in consideration for supply agreements to provide products over a defined period.

Recent Accounting Pronouncements

     In April 2003, FASB issued Statement of Financial Accounting Standards (“SFAS”) 149, Amendment of Statement 133 on Derivative instruments and Hedging Activities. Since we do not have any derivative instruments or engage in hedging activities, the adoption of Statement No. 149 did not have a material effect on our consolidated financial statements.

     In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” which is generally effective for all financial instruments entered into or modified after May 31, 2003. Because we do not have any financial instruments with characteristics of both liabilities and equity, the adoption of this statement did not have any impact on the accounting for our financial instruments.

     In December 2003, the FASB issued FIN 46R with respect to variable interest entities created before January 2003, which among other things, revised the implementation date to the first fiscal year or interim period ending after March 15, 2004, with the exception of Special Purpose Entities (“SPE”). Although we adopted the provisions of FIN 46R effective December 29, 2003, this did not have a material impact on our consolidated financial statements since we currently have no SPE’s.

     On December 17, 2003, the Staff of the SEC issued Staff Accounting Bulletin (“SAB”) 104 Revenue Recognition, which supersedes SAB 101, “Revenue Recognition in Financial Statements” and rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements. The adoption of SAB 104 did not affect our revenue recognition policies, nor the results of operations, financial position or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Quantitative Disclosures. We are subject to interest rate risk on our existing debt and any future financial requirements. Our variable rate debt relates to borrowings under the Credit Facility (see “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources”).

     The following table represents the weighted-average interest rates expected on our existing debt instruments.

Principal (Notional) Amount by Expected Maturity Date
(As of June 30, 2004)

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility*	$15,000,000	$15,000,000	$15,000,000	—	—
Interest Rate*	3.58%/4.00%	3.58%/4.00%	3.58%/4.00%	—	—
Capital lease obligations	$290,000	$393,000	$371,000	$290,000	$193,000
Interest Rate	4.28-10.36%	4.28-10.36%	4.28-10.36%	4.28-10.36%	4.28-6.08%

*	On May 28, 2004, we secured a new $15,000,000 credit facility with a new bank. The new revolving credit line, which replaces our existing asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at our option. The new loan agreement matures on October 2, 2006. As of August 9, 2004 we had reserved $3,100,000 of our line for standby letters of credit for worker’s compensation insurance, and no amounts were outstanding under this line of credit. This new loan agreement expires on October 2, 2006.

     Qualitative Disclosures. Our primary exposure relates to (1) interest rate risk on our long-term and short-term borrowings, (2) our ability to pay or refinance our borrowings at maturity and (3) the impact of interest rate movements on the cost of the receivable discount program we have established with two of our customers. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we evaluate our financial position on an on-going basis. An increase in interest rates of 1% would have the effect of reducing our results from operations by approximately $15,000, based on interest-bearing debt and capitalized lease obligations at June 30, 2004 of $1,537,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.

     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in two foreign currencies which affect our operations: the Malaysian Ringit, which has been fixed in relation to the U.S. dollar, and the Singapore dollar, and may transact business in the Mexico peso in the future. During the past three years, we have experienced a $8,000 gain, $5,000 gain, and a $34,000 loss, in fiscal years 2004, 2003 and 2002 respectively, relative to our transactions involving these two foreign currencies. During the three months ended June 30, 2004 we experienced a loss of $1,000. Our total foreign assets were $747,000 as of June 30, 2004. A change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.

Item 4. Controls and Procedures

     The Company’s chief executive officer and chief financial officer have concluded, based on an evaluation of the Company’s disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(c)), that the Company’s disclosure controls and procedures were effective with respect to timely communicating all material information required to be disclosed in this report as it related to the Company and its subsidiaries as of the end of the period covered by this report. No change in the Company’s internal control over financial reporting occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Item 1. Note F to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q and incorporated by reference to this Item 1 of Part II.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: August 16, 2004	By:	/s/ Charles W. Yeagley

Charles W. Yeagley
Chief Financial Officer