Form 10-K/A
period 2004-03-31
MOTORCAR PARTS  AMERICA INC
filed 2005-06-10
CIK 918251

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A

(Amendment No. 2)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED MARCH 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-23538

MOTORCAR PARTS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (310) 212-7910

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No☑

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

The aggregate market value, calculated on the basis of the price at which the stock was last sold on the Internet Billboard, of Common Stock held by non-affiliates of the Registrant as of September 30, 2003 was approximately $29,403,734.

There were 8,183,955 shares of Common Stock outstanding at June 7, 2005.

DOCUMENTS INCORPORATED BY REFERENCE: None

Explanatory Note: This amendment amends our Report on Form 10-K for the year ended March 31, 2004 and includes our audited, restated financial statements for fiscal years ended March 31, 2004, 2003 and 2002. As more fully described below and in this amendment, our consolidated financial statements have been restated to (i) effect a change in accounting policy with respect to accounting for sales to customers on a net-of-core-value basis and the recognition of the related core revenues and costs, (ii) correct our policy with respect to the accrual for stock adjustments and other returns, including the future returns of finished goods and cores, with an additional correction of an error which resulted in the double-counting of a core charge associated with product returns, and (iii) effect a change in our method for valuing cores.

Net-of-core-value Basis – Previously, upon a sale, we included the core value in our gross revenues and cost of sales. In using the net method of reporting sales, the core value has been eliminated in reporting both sales and cost of goods sold. The core refers to the portion of the used alternator or starter that is typically returned by the aftermarket customer and is a key component of the remanufacturing process. We now account for revenues and cost of sales on a net-of-core-value basis.

Stock Adjustment and Other Returns – Previously, to reflect the return, we recorded in cost of goods sold the difference between the unit plus core selling price and the standard cost of a finished good, which was an error in the application of GAAP. In making this accrual, we now reduce sales for the estimated gross selling price of future returns and record an associated reduction to cost of goods sold. In addition, we determined that certain allowances for future returns of finished goods and cores from our customers had not previously been recorded correctly. We now have included these allowances as contra-accounts receivable. We also discovered an error in our accounting system that resulted in double counting of the core charge in returns, causing an equal understatement of gross profit.

Inventory Valuation Adjustment – The Company values cores at the lower of cost or market. Previously, in the month of March, we would determine that market value equated to the highest core broker price plus a factor representing the fluctuation of core values during the year. Because March generally represents the high point in the core broker market, we have corrected our method of valuation and now only use the high core broker price without the factor. We continue to value our cores in September at high core broker price plus a factor to allow for the temporary decrease in market value during the off-season. In our restated financial statements, we also eliminated our general valuation reserve amounts that were based on the useful life expectancy of automobiles.

Recording revenue on a net-of-core value basis results in a material decrease in net revenues and cost of sales but have no impact on gross margin, operating profit, net income or cash flow from operations. The net effect of the stock adjustment and other returns, and inventory valuation adjustment was a reduction to gross margin and operating profit of $1,100,000 for the fiscal year ended March 31, 2004, and an increase to gross margin and operating profit of $151,000 and $228,000 for the fiscal years ended March 31, 2003, and 2002, respectively. Working capital decreased by $4,608,000 and $1,964,000 and shareholders’ equity decreased by $3,214,000 and $2,543,000 as of March 31, 2004 and 2003, respectively. All references to the Company’s Form 10-K herein refer to the Company’s Form 10-K for the fiscal year ended March 31, 2004, as amended by the Form 10-K/A filed on July 29, 2004 and this Form 10-K/A (Amendment No. 2).

The review of our accounting policies, and the resulting restatement of our financial statements, was precipitated in part by comments that we received from the Securities and Exchange Commission’s Division of Corporation Finance in connection with the SEC’s review of the financial information contained in our prior periodic report filings. We may make additional changes, including adjusting certain items in the restated financial statements, if requested to do so by the SEC based on the results of the SEC’s review.

MOTORCAR PARTS OF AMERICA, INC.

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

     This amendment should be read in conjunction with our previously filed Report on Form 10-K, as amended by the Form 10-K/A filed on July 29, 2004.

PART II

Item 6. Selected Financial Data

     The following selected historical consolidated financial information as of and for each of the years ended March 31, 2004, March 31, 2003, March 31, 2002, March 31, 2001 and March 31, 2000, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

	RESTATED
	Fiscal Year Ended March 31,
Income Statement Data	2004	2003	2002	2001	2000
Net sales	$80,548,000	$83,969,000	$87,059,000	$76,779,000	$93,648,000
Operating income (loss)	9,865,000	7,095,000	11,469,000	89,000	(13,562,000)
Income (loss) before cumulative effect of accounting change	5,811,000	10,718,000	11,828,000	(3,811,000)	(13,608,000)
Cumulative effect of accounting change (1)	—	—	—	—	(17,702,000)

Net income (loss)	5,811,000	10,718,000	11,828,000	(3,811,000)	(31,310,000)
Basic income (loss) per share:
Income (loss) before cumulative effect of accounting change	$.72	$1.35	$1.63	$(.59)	$(2.11)
Cumulative effect of accounting change	—	—	—	—	(2.74)

Net income (loss) per share	$.72	$1.35	$1.63	$(.59)	$(4.85)

Diluted income (loss) per share	$.69	$1.25	$1.52	$(.59)	$(4.85)

(1)	Effective April 1, 1999, we changed our method of valuing inventory and recorded a cumulative effect of accounting change of $17,702,000, which is reflected in the March 31, 2000 Consolidated Statement of Operations.

	RESTATED
	Fiscal Year Ended March 31,
Balance Sheet Data	2004	2003	2002	2001	2000
Total assets	$61,766,000	$56,739,000	$68,661,000	$57,333,000	$68,735,000
Working capital	35,818,000	25,590,000	5,083,000	(2,713,000)	(2,031,000)
Line of credit	3,000,000	9,932,000	28,029,000	28,950,000	36,661,000
Capital lease obligations – less current portion	1,247,000	209,000	915,000	2,099,000	3,062,000
Shareholders’ equity	40,381,000	34,910,000	24,188,000	10,523,000	14,327,000

     Our consolidated financial statements have been restated to (i) effect a change in accounting policy with respect to accounting for sales to customers on a net-of-core-value basis and the recognition of the related core revenues and costs, (ii) correct our policy with respect to the accrual for stock adjustments and other returns, including the future returns of finished goods and cores, with an additional correction of an error which resulted in the double-counting of a core charge associated with product returns, and (iii) effect a change in our method for valuing cores.

     Historically, we included in revenues and cost of sales the core charge associated with the cores shipped to customers as part of a finished product. We have determined that revenues and cost of sales should be accounted for on a net-of-core-value basis in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”).

     We have also determined that the accrual for stock adjustments and other returns was incorrectly recorded in previous financial statements. Previously, we recorded in cost of goods sold the gross profit of the anticipated stock adjustments and other returns, which was an error in the application of GAAP. SFAS 48 indicates that both the revenue and cost of goods sold related to returns must be eliminated, rather than just eliminating the gross profit. We also discovered an error in our accounting system that resulted in double counting of the core charge in returns, causing an equal understatement of gross profit.

     We evaluated our inventory valuation policies and processes in order to conform to the lower-of-cost-or-market approach set forth in Accounting Research Bulletin 43. The Company values cores at the lower of cost or market. Previously, in the month of March, we would determine that market value equated to the highest core broker price plus a factor representing the fluctuation of core values during the year. Because March generally represents the high point in the core broker market, we have corrected our method of valuation and now only use the high core broker price without the factor. We continue to value our cores in September at high core broker price plus a factor to allow for the temporary decrease in market value during the off-season. We also eliminated our general valuation reserve amounts that were based on the useful life expectancy of automobiles.

     Recording revenue on a net-of-core-value basis results in a material decrease in net revenues and cost of sales but has no impact on gross margin, operating profit, net income or cash flow from operations. The net effect of the stock adjustment and other returns, and inventory valuation adjustment was a reduction to gross margin and operating profit of $1,100,000 for the fiscal year ended March 31, 2004, and an increase to gross margin and operating profit of $151,000 and $228,000 for the fiscal years ended March 31, 2003, and 2002, respectively. All references to the Company’s Form 10-K herein refer to the Company’s Form 10-K for the fiscal year ended March 31, 2004, as amended by the Form 10-K/A filed on July 29, 2004 and this Form 10-K/A (Amendment No. 2).

     For more complete information concerning this restatement, see Note B of the Notes to Consolidated Financial Statements.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, potential future changes in our accounting policies that may be made as the SEC’s review of our previously filed public reports proceeds, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, increases in interest rates, changes in the financial condition of any of our major customers, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts remanufacturing industry, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the Securities and Exchange Commission.

Management Overview

     Both the retail and traditional markets in our rotating electrical category are continuing to grow in size; however, both markets continue to experience consolidation. We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on regular changes and improvements to make our manufacturing processes more efficient, and our movement to lean manufacturing cells, increased production in Malaysia and establishment of a production facility in northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment.

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

     Our expanded relationship with AutoZone and our new relationship with one of the largest automobile manufacturers in the world, as more fully described in this report, is expected to have an ongoing and meaningful impact on our operations, financial results and capital requirements. We have expanded our operations and built-up our inventory to meet the requirements of these new or expanded relationships, and we have incurred certain transition costs associated with this build-up.

     A significant amount of management’s time has been focused on responding to the SEC’s questions and comments with respect to our previously reported financial reports, and we have incurred significant general and administrative expenses in connection with this response and the associated restatement of our financial statements. These efforts are ongoing.

General

     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.

Critical Accounting Policies

     As previously noted, this amendment to our Form 10-K for the year ended March 31, 2004 is being filed to restate our financial statements to reflect a correction to certain of our accounting policies. The discussion of our accounting policies and management’s discussion and analysis of financial results set forth below incorporates these changes.

     It is possible that additional changes to our reported results will be made as the SEC’s review of our public filings proceeds.

     Revenue Recognition. We recognize revenue when our performance is complete, and all of the following criteria established by Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.

     For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized two days after the date of shipment based on our experience regarding the length of transit duration. We include shipping and handling charges in the gross invoice price to customers and classify the total amount as revenue in accordance with Emerging Issues Task Force (“EITF”) 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are recorded in cost of sales.

     The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). Only the unit value is recorded as revenue in accordance with our net-of-core-value revenue recognition policy. This revenue is recorded based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, we anticipate that substantially all of the cores shipped to customers will ultimately be returned. At year-end, we recognize additional sales and cost of goods sold when customers return fewer cores than they have been purchased. This year-end revenue and cost recognition at fiscal year-end 2004, 2003, and 2002, increased our revenues by $3,120,000, $3,850,000, and $3,700,000 and increased our gross margin by approximately $2,278,000 $2,464,000 and $2,072,000, respectively.

     In fiscal 2004, we began to offer products on a pay-on-scan (POS) basis. For POS inventory, revenue is recognized when the customer has notified us that it has sold a specifically identified product to another person or entity. Our customer bears the risk of loss of any POS product from any cause whatsoever from the time possession is taken until a third party customer purchases the product. Net sales from POS inventory were $5,561,000 for the fiscal year ended March 31, 2004.

     We record sales incentives, concessions and allowances as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” Sales incentive amounts are recorded based on the value of the incentive provided.

     Reserve for Stock Adjustments and Other Returns. Under the terms of certain agreements with our customers and industry practice, our customers from time to time may be allowed stock adjustments when their inventory quantity of certain product lines exceeds the anticipated quantity of sales to end-user customers. Stock adjustment returns are not recorded unless and until they are authorized by the Company and they do not occur at any specific time during the year. We provide for a monthly allowance to address the anticipated impact of stock adjustments. Our estimate of the impact on revenues and cost of goods sold of future inventory overstocks is made at the time revenue is recognized for individual sales and is based on the following factors:

▪	The amount of the credit granted to a customer for inventory overstocks is negotiated between our customers and us and may be different than the total sales value of the inventory returned based on our price lists;

▪	The product mix of anticipated inventory overstocks often varies from the product mix sold; and

▪	The standard costs of inventory received will vary based on the part numbers received.

     In addition to stock adjustment returns, we also allow our customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of customer returns, including slow moving and other inventory, to 20% of unit sales. We provide for such returns of inventory in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists.” We reduce revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.

     Inventory Reserve. We take a systematic and reasonable approach to establishing reserves for excess and obsolete inventory. On a monthly basis, management reviews inventory to identify excess quantities and maturing product lines. We then review the last 12 months of sales activity or usage for each affected part number to evaluate the demand for these products. Based on this activity, we estimate the number of months of inventory on hand. The reserve is based upon our knowledge of the industry, communication with core brokers and suppliers, scrap values and discussions with our customers and is computed based upon historical usage and a product’s life cycle. In general we establish reserves at rates ranging from 10% (when more than one year of inventory is on hand) to up to 80% (if more than three years of inventory is on hand) of the cost of that particular item of inventory.

     The reserve account for excess and obsolete inventory decreased during 2004 by $512,000 from $3,149,000 at March 31, 2003 to $2,637,000 at March 31, 2004. The decrease in fiscal 2004 was principally due to the scrapping of import alternator cores and the sale of obsolete domestic starters. In fiscal 2003, this reserve account increased by $277,000 from $2,872,000 at March 31, 2002 to $3,149,000 at March 31, 2003.

     Core Valuation. We record core inventory at the lower of cost or market. We lower the carrying value of cores in two ways:

(1)	When purchases from brokers of a particular part number constitute 25% or more of quantity on hand, a weighted average cost is applied. We believe that purchases from core brokers that represent 25% or more of the quantity on hand represent a quantity that is sufficiently large enough to derive a market value for that particular core.

(2)	The carrying value of cores not adjusted for purchases as described in (1), is subject to adjustment every six months based on a comparison to core broker list prices. In March, we adjust our core carrying values to the highest quoted broker price because cores in general are more expensive in March, which is the beginning of the busy season. In September, the core carrying value is adjusted to the highest quoted core broker list price plus a factor rounded up or down to the nearest dollar to allow for the temporary decrease in core market value during the off-season. The factor was determined to be the approximate range in the fluctuation of market prices observed based on the impact that core purchase in the quantities we need have on broker list prices, seasonal factors and differences in pricing between brokers. Broker list prices are determined individually by the broker based on the quantity available to the broker and its expectation of demand.

     These adjustments to core inventory values result in a corresponding charge to cost of goods sold.

     Accounting for Over/Under Returns of Cores. Based on our experience, contractual arrangements with customers and inventory management practices, on an annual basis we receive and purchase a used but remanufacturable core from customers for almost every remanufactured alternator or starter we sell to customers. However, both the sales and receipts of cores throughout the year are seasonal with the receipt of used cores lagging sales. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an inventory unreturned deposit for the standard cost of the core we expect to be returned. Through March 31, 2004, at the end of each fiscal year, we recorded the core charge as revenue and eliminated any remaining inventory unreturned deposit for under-return of cores during the cycle. The amount of core charges recognized in the financial statements as revenue for years 2004, 2003, and 2002 to reflect the under-return of cores was $3,120,000, $3,850,000, and $3,700,000, respectively, and the related cost of goods sold recognized at year-end was $842,000, $1,386,000 and $1,628,000, respectively.

     Accounting for Deferred Taxes. The valuation allowance for deferred tax assets was based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” Based on SFAS 109, the seasonality of our earnings stream and numerous other factors discussed below, management considered it appropriate to defer recognition of tax benefits to the fourth quarters of fiscal 2003 and 2002 when we recognized a tax benefit of $4,331,000 and $4,005,000, respectively. For fiscal 2004, management determined that there was no valuation allowance necessary for deferred tax assets.

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

     In the fourth quarter of fiscal 2003, the IRS approved our treatment of the amount to be deducted relating to a fiscal 2000 change in accounting for inventory and allowed us to deduct the entire amount in one year (2003) instead of the four years originally anticipated. In addition, the IRS concluded its audits. Furthermore, we resolved our financing contingency and signed an agreement with a new bank. These positive factors, as well as another year’s history of operating profits, lead us to conclude that a valuation allowance was no longer required. Thus, the balance in the allowance was eliminated in the fourth quarter of fiscal 2003.

     No valuation allowance is reflected in the fiscal 2004 financial statements, based on our evaluation of the deferred tax assets using the accounting guidance in SFAS 109.

Results of Operations

     The following table summarizes our key operating data for the periods indicated:

	Fiscal Year Ended March 31,
	2004	2003	2002
Finished good units produced	2,372,000	2,389,000	2,390,000
Total finished good units sold	2,316,000	2,462,000	2,530,000
Finished good returns as a percentage of finished good sales	18.2%	19.3%	19.7%
Cores returned as a percentage of core shipped	95.7%	100.4%	98.4%
Average net sales price per unit sold (1)	$33.43	$32.54	$32.94

(1)	Average sales price per unit sold is calculated by dividing total net sales by total units sold.

     Following is our restated historical results of operation, reflected as a percentage of net sales:

	RESTATED
	Fiscal Year Ended March 31,
	2004	2003	2002
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	72.6%	79.1%	76.1%

Gross Margin	27.4%	20.9%	23.9%
General and Administrative Expenses	11.9%	10.6%	8.3%
Selling Expenses	2.5%	1.3%	1.3%
Research and Development	0.7%	0.6%	0.6%
Provision for Doubtful Accounts	0.0%	(0.1%)	0.5%

Operating Income	12.3%	8.5%	13.2%
Interest Expense, net of Interest Income	1.2%	1.6%	4.1%

Income Before Income Taxes	11.1%	6.9%	9.1%
Income Tax (Expense) Benefit	(3.9%)	5.9%	4.5%

Net Income	7.2%	12.8%	13.6%

Fiscal 2004 compared to Fiscal 2003

     Net sales for fiscal year ended March 31, 2004 were $80,548,000, a decrease of $3,421,000 or 4.1% from the prior years’ sales of $83,969,000. This decrease principally reflects: (1) a decrease of $3,221,000 representing sales made during fiscal 2003 to a customer we lost in February 2003; (2) the loss of $5,499,000 in sales made to two distribution centers (and their supported retail stores) that we supplied during fiscal 2003 but no longer supply (as noted in the following paragraph we subsequently gained incremental business in excess of what we had previously lost from this customer); (3) the mild summer in 2003 that resulted in reduced sales of a particular product line that often fails during the hot summer by approximately $1,360,000; (4) a decrease of $1,242,000 representing the increase in the allowances for future returns of finished goods and cores from our customers from fiscal year ended 2003 to 2004; and (5) an increase of $625,000 in amortized marketing allowances and one-time incentive credits for items such as testing equipment.

     Offsetting the decrease in sales were increases in sales of $2,617,000 to one of our primary customers. Sales to another customer increased for those distribution centers we continued to supply, even though we stopped supplying two of their distribution centers during fiscal 2004, by $4,798,000. In addition, due to programs implemented with our customers and engineering and quality control initiatives, returns and allowances, which reduce revenues, improved to 18.2% of sales for fiscal 2004 as compared to 19.3% of sales for fiscal 2003. This equates to approximately a $1,100,000 increase in revenues for the period. We are unable to estimate whether this improvement in warranty returns and allowances can be sustained.

     As a percentage of net sales, cost of goods sold decreased in fiscal 2004 to 72.6%, which represents a decrease of 6.5% when compared to 79.1% for fiscal 2003. Our improved gross margin is primarily due to: (1) lowered production costs associated with a number of manufacturing efficiencies we have adopted, which we estimate saved approximately $3,400,000 when compared to fiscal 2003; (2) raw material cost savings of $1,394,000 from price concessions we realized from our suppliers in excess of the amount realized in fiscal 2003 and (3) cost savings of $337,000 that we realized by increasing production in our Malaysian facilities.

     General and administrative expense for fiscal 2004 was $9,616,000, which represents an increase of $700,000 or 7.9%, from the prior year’s expense of $8,916,000. This increase reflects the following factors: (1) an increase in the amount of legal fees we incurred, from $560,000 in fiscal 2003 to $966,000 in fiscal 2004, pursuant to an indemnification agreement with Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations; (2) a $240,000 increase in expenses relating to the implementation of an automated inventory tracking system and increased staffing in our information technology department; (3) $155,000 in increased travel expenses incurred in connection with greater trade show participation, visiting customers and suppliers; and (4) an increase of $25,000 in other miscellaneous expenses. These increases were offset by a decrease in bank fees of $126,000 recognized in fiscal 2003 associated with the financing that we obtained in December 2002.

     Sales and marketing expenses increased by $906,000, or 84.6%, to $1,977,000 in fiscal 2004 from $1,071,000 in fiscal 2003. This increase is principally attributable to costs incurred in connection with various marketing initiatives to strengthen our overall presence in the marketplace and increase our sales to the traditional warehouse market (including preparation of primary and collateral sales and marketing materials, costs incurred in connection with our name change, our participation in various trade shows in which we had not participated in recent years, development of materials relating to our new brand introduction, “Quality-Built,” and the hiring of a new senior sales executive).

     Research and development expenses remained consistent at $565,000 in fiscal 2004 compared to $564,000 spent in fiscal 2003. Research and development activities primarily relate to design and development of new products and test systems.

     Provision for doubtful accounts was $13,000 in fiscal 2004, compared to a recovery of $104,000 in fiscal 2003 that had previously been expensed. Because we have a small number of key customers, we are able to effectively manage our bad debt.

     Interest expense for fiscal 2004 was $968,000. This was a decrease of $1,012,000 or 51.1% from fiscal 2003 interest expense of $1,980,000. This decrease is the result of lower interest rates and lower outstanding loan balances. Our outstanding loan balance was $3,000,000 as of March 31, 2004 as compared to $9,932,000 as of March 31, 2003, a reduction of $6,932,000 over the twelve-month period. The decrease was partially offset by an increase of $318,000 in the amount of discounts we accepted in connection with the receivable discount programs we have with two of our customers. This increase is largely attributable to an increase of $15,506,000 in the amount of receivables that we discounted under these programs. In addition, in fiscal 2003, only one of our customers participated in the receivable discount program, compared to two in fiscal 2004. Interest expense was comprised principally of interest on our line of credit, capital leases (and related notes payable) and our receivable discount programs.

     Interest income for fiscal 2004 was $37,000. This is a decrease of $599,000 or 94.2% when compared to interest income of $636,000 for fiscal 2003. This decrease is principally related to the $606,000 of interest income we received from federal and California taxing authorities as a result of a favorable determination following an examination of our 1996 through 2001 income tax returns.

     Although our fiscal 2004 pre-tax income increased by 55.3%, when compared to our results for fiscal 2003, our net income for fiscal 2004 declined by 45.8%, when compared to our fiscal 2003 net income. In fiscal 2004, we recognized book tax expense of $3,123,000. By contrast, in fiscal 2003, we recognized a tax benefit of $4,967,000 due to the elimination of the deferred income tax valuation allowance of $4,331,000 and federal income tax refunds of $821,000 and $694,000 from the Job Creation and Work Assistance Act of 2002 related to the five-year carry-back provision and the successful conclusion of a tax examination of our income tax returns covering fiscal years

1996 to 2001. For tax purposes, as of March 31, 2004, we have federal and state net operating loss carry forwards of $15,401,000 and $8,984,000, respectively, which expire in varying amounts through 2023.

Fiscal 2003 compared to Fiscal 2002

     Net sales for fiscal year ended March 31, 2003 were $83,969,000, a decrease of $3,090,000 or 3.5% from the prior years’ sales of $87,059,000. This decrease in net sales is principally related to the loss of two customers that resulted in a reduction in net sales of approximately $3,670,000. The decrease in sales to these customers was partially offset by an increase in sales to our continuing customers of approximately $3,380,000. Our net sales for fiscal 2003 were also reduced by an increase in the marketing allowances we provide our customers from approximately $1,500,000 in fiscal 2002 to approximately $4,300,000 in fiscal 2003. Approximately $1,651,000 of this increase is attributable to those allowances granted to a customer as part of a five-year contract that we executed with that customer in March 2003. (In connection with this agreement, we also agreed to assume responsibility for up to $1,500,000 of the cost of testing equipment that this customer may install in its stores. Any such cost that is incurred by us will be recognized over a five-year period as an additional marketing allowance.) The balance of the increase in marketing allowances is attributable to the increasing pressure we are receiving from our customers for more favorable pricing terms. Returns and allowances, which also reduce sales, remained relatively flat at 19.3% of sales for fiscal 2003 as compared to 19.7% in fiscal 2002.

     As a percentage of net sales, cost of goods sold increased in fiscal 2003 to 79.1%, which represents an increase of 3.0% when compared to fiscal 2002. This increase was largely attributable to reductions in the carrying values of our inventory that were made throughout the year to reflect our current estimate of the market value and was partially offset by the lower production costs that we are realizing from our manufacturing efficiencies. These adjustments to inventory in fiscal 2003 totaled $4,780,000 compared to $2,346,000 in fiscal 2002. The net effect of the method in which we reserve for stock adjustments for fiscal 2003 was a decrease to cost of goods sold of $241,000 compared to $1,020,000 for fiscal 2002.

     General and administrative expense for fiscal 2003 was $8,916,000, which represents an increase of $1,713,000 or 23.8%, from the prior year’s expense of $7,203,000. This increase is principally attributable to increased legal fees, compensation and benefits, and banking fees. Our total legal fees increased from $299,000 in fiscal 2002 to $1,347,000 in fiscal 2003. Of this amount, approximately $560,000 and $156,000 represent legal fees we incurred pursuant to our indemnification agreements with Richard Marks and Peter Bromberg, respectively, in connection with the SEC’s and the U.S. Attorney’s Office’s investigation of these two former officers. In addition, we incurred $230,000 in additional legal fees for attorneys we hired to represent us, Mel Marks, one of our Board members, and other employees who were interviewed in connection with these investigations.

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

     Sales and marketing expenses decreased $96,000 or 8.2% in fiscal 2003 to $1,071,000 from $1,167,000 in fiscal 2002. This decrease was largely the result of declines in net personnel costs (including outside-commissions paid) of approximately $41,000, advertising costs of approximately $35,000 and supplies of approximately $20,000.

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

     Although our fiscal 2003 pre-tax income decreased by 27.3%, when compared to our results for fiscal 2002, our net income for fiscal 2003 declined by only 9.4%, when compared to our fiscal 2002 net income. In fiscal 2003, we recognized a tax benefit of $4,967,000 due to the elimination of the deferred income tax valuation allowance of $4,331,000 and a federal income tax refunds of $821,000 and $694,000 from the Job Creation and Work Assistance Act of 2002 related to the five-year carry-back provision and the successful conclusion of a tax examination of our income tax returns covering fiscal years 1996 to 2001. In fiscal 2002, we recognized a tax benefit of $3,915,000 due primarily to the reduction of the deferred income tax valuation allowance by $5,971,000. For tax purposes, at March 31, 2003, we had federal and state net operating loss carry forwards of $15,264,000 and $8,951,000, respectively, which expire in varying amounts through 2023.

Liquidity and Capital Resources

     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, and when necessary, the use of our bank credit facility Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations and the availability under our bank credit facility will be sufficient to satisfy our currently expected working capital, commitment and capital expenditure obligations over the next year.

     Our bank has informed us that they will not allow us to draw down any amounts under our line of credit until we are current with our SEC filings. In light of the cash we generate from operations, we do not believe this decision will have an adverse impact on our overall liquidity.

Working Capital and Net Cash Flow

     At March 31, 2004, we had working capital of $35,818,000, a ratio of current assets to current liabilities of 2.79:1, and cash and cash equivalents of $7,630,000, which compares to working capital of $25,590,000, a ratio of current assets to current liabilities of 2.18:1, and cash and cash equivalents of $1,307,000 at March 31, 2003. Working capital increased primarily due to cash generated from operations and a $6,932,000 reduction of the outstanding bank line of credit.

     Our net cash provided by operating activities was $15,152,000 for the year ended March 31, 2004, compared to $21,026,000 for the year ended March 31, 2003, and $2,822,000 for the year ended March 31, 2002. The decrease from 2003 to 2004 was primarily due to a $4,907,000 decrease in our net income and an $8,175,000 decrease resulting from changes in our current assets and liabilities, offset by a change of $7,197,000 in the provision for deferred income taxes from fiscal 2003 to fiscal 2004.

     Net inventory at March 31, 2004 was $25,595,000, an increase of $1,021,000 from March 31, 2003. The increase in inventory primarily relates to an increase in finished goods inventory of approximately $3,371,000 as a result of our decision to build up inventories in anticipation of the incremental business we were recently awarded by our largest customer. Based on this new business we had $2,346,000 of pay-on-scan inventory at our customer’s locations. Our allowance for excess and obsolete inventory decreased from $3,149,000 at March 31 2003 to $2,637,000 at March 31 2004, causing an increase of $512,000 to the net inventory balance. These increases were offset by our improved inventory management, in which we were able to reduce our raw materials inventory by $5,110,000 during this period.

     Net accounts receivable increased by $626,000 during fiscal 2004. The increase was primarily due to a $1,469,000 increase in trade receivables and a reduction in the stock adjustment allowance and allowance for doubtful accounts of $326,000 and $73,000, respectively, during fiscal 2004. This increase was offset by a $1,242,000 increase in the estimated sales returns account during fiscal 2004.

     Accounts payable at March 31, 2004 were $13,456,000 compared to $8,082,000 at March 31, 2003. The $5,374,000 increase in accounts payable primarily relates to obtaining extended payment terms with our vendors during fiscal 2004.

     Deferred income tax provision of $2,984,000 also positively impacted our cash flow. Deferred income taxes were the result of federal and state net operating loss carry forwards to fiscal 2004. At March 31, 2004, we had federal and state net operating loss carry forwards of $15,401,000 and $8,984,000, respectively, which expire in varying amounts through 2023.

     We used net cash in investing activities for each of the years ended March 31, 2004, 2003 and 2002. Investing activities are primarily related to capital expenditures and the purchase and sale of investments. We expect to use cash in investing activities for the foreseeable future.

     We used cash in financing activities for each of the years ended March 31, 2004, 2003 and 2002. Financing activities are primarily related to proceeds from our line of credit, repayments of our line of credit and payments on capital lease obligations. Our financing activity uses for the year ended March 31, 2004 consisted primarily of repayments under our line of credit totaling $15,000,000, repurchase of warrants, stock options and treasury shares of $1,008,000 and payments on our capital lease obligations of $945,000, offset by borrowings under our line of credit of $8,068,000 and proceeds from options exercised of $500,000. For future expected line of credit and capital lease payments, see the contractual obligation table included below.

Capital Resources

Line of Credit

     Under the terms of our December 2002 loan agreement, which we replaced in May 2004, we could borrow up to the lesser of (i) $25,000,000 or (ii) our borrowing base, which consisted of 75% of our qualified accounts receivable plus up to $10,000,000 of qualifying inventory. At March 31, 2004, our borrowing base was $19,080,000, and we had borrowed $3,000,000 of this amount and reserved an additional $3,100,000 in connection with the issuance of standby letters of credit for worker’s compensation insurance. The interest on the amount outstanding at March 31, 2004 was calculated based upon the 90 day LIBOR rate plus 2% or 3.11% and matured on April 22, 2004.

     In May 2004, we entered into a new loan agreement that replaced the facility we established in December 2002. Under this new agreement, we can borrow up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin of 2.00%. At May 15, 2005, we had no borrowings outstanding under the facility. This new loan agreement expires on October 2, 2006.

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

     The Company was in compliance with its bank covenants at March 31, 2004. Subsequently, the Company was in default for failure to achieve EBITDA of not less than $14,000,000 for the four fiscal quarters ended December 31, 2004. On February 18, 2005 the bank waived the Company’s breach of this EBITDA covenant. See Note I to our consolidated financial statements included in this Form 10-K.

     However, our bank has informed us that they will not allow us to draw down any amounts under our line of credit until we are current with our SEC filings.

Receivable Discount Program

     Receivable discount programs we have established with two of our customers have positively impacted our liquidity. Under this program, we have the option to sell a customer’s receivables to the bank at an agreed upon discount set at the time the receivables are sold. The discount has ranged from .12% to 2.06% during fiscal 2004, and has allowed us to accelerate collection of two of our customer’s receivables aggregating $48,679,000 by an average of 149 days.

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

Multi-year Vendor Agreements

     Under the terms of the agreement discussed in Note S to our consolidated financial statements included in this Form 10-K, we have agreed to purchase approximately $24 million of inventory from AutoZone through the issuance of monthly credits, over a 24-month period, against receivables generated by sales to AutoZone. We have also agreed that, with respect to merchandise covered by our pay-on-scan arrangement, AutoZone will not be obligated to purchase the goods we ship to it until that merchandise is purchased by one of its customers. While these arrangements will defer recognition of income from sales to AutoZone, we do not believe they will ultimately have an adverse impact our liquidity. In addition, although we have increased our inventory levels and our employee base to accommodate the incremental business we receive from AutoZone, we believe that this incremental business will improve our overall liquidity and cash flow from operations.

     In fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starter for the North American marketplace. As with the AutoZone arrangement, we have expanded our operations and built-up our inventory to meet requirements, and we have incurred certain transition costs associated with this build-up. Our cash flow has been adversely impacted as we take the operational stops necessary to respond to this opportunity. We believe, however, that this new business will improve our overall liquidity over time.

     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, price concessions and other terms that could adversely affect our liquidity. In this regard we are working with our bank and other financial institutions to increase our liquidity and financial capabilities. There can no assurance that these initiatives will be successful.

Capital Expenditures and Commitments

     Our capital expenditures were $322,000 for the year ended March 31, 2004. The majority of these expenditures related to maintenance capital expenditures. We expect to spend approximately $2,500,000 for capital expenditures in 2005. Approximately $1,300,000 of these expected expenditures are planned for building the Mexico production facility, with the remainder to be spent to handle increased capacity to meet our new five-year agreement with one of the largest automobile manufacturers in the world and maintenance capital expenditures. The amount and timing of capital expenditures may vary depending on the build-out schedule for the Mexico production facility.

Contractual Obligations

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

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Related Party Transactions

     Our related party transactions primarily consist of employment and director agreements, and stock purchase agreements. For a further discussion of these agreements, we refer you to Note R of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

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

     The following table presents the weighted-average interest rates expected on our debt instruments in effect at March 31, 2004.

Principal (Notional) Amount by Expected Maturity Date
(As of March 31, 2004)

	Fiscal 2005	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009
Liabilities
Bank Debt, Including Current Portion
Line of Credit Facility*	$15,000,000	$15,000,000	$15,000,000	—	—
Interest Rate*	3.58%/4.00%	3.58%/4.00%	3.58%/4.00%	—	—
Capital lease obligations	$409,000	$393,000	$371,000	$290,000	$193,000
Interest Rate	4.28-10.36%	4.28-10.36%	4.28-10.36%	4.28-10.36%	4.28-6.08%

*	On May 28, 2004, we secured a new $15,000,000 credit facility with a new bank. The new revolving credit line, which replaces our existing asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at our option. The new loan agreement matures on October 2, 2006. At May 25, 2005, there was $10,699,000 available on our line of credit facility, $4,301,000 was reserved for workers compensation letters of credit.

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

Item 9A. Controls and Procedures

     In connection with the Annual Report on Form 10-K for the year ended March 31, 2004 that we filed on June 29, 2004, we completed an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by that report, pursuant to the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by that report, our disclosure controls and procedures were effective.

     As noted in other portions of this Form 10-K/A, we have been in the process of reviewing a number of our accounting policies, including our revenue recognition policies and our policies for recording our allowance for stock adjustments and other returns, and our inventory valuation policies. This review was precipitated in part by comments we received from the SEC with respect to our prior public filings. During the course of this review, we concluded that our policy of including the core charge in our revenues and cost of sales was inconsistent with generally accepted accounting principles and that our policy of only charging cost of sales for the gross profit impact of stock adjustments and other returns in connection with the accrual for future stock adjustments and returns was in error. We also revised our inventory valuation method utilized during the beginning of the peak season and eliminated a general valuation reserve which was based on the useful life expectancy of automobiles. Accordingly, we decided to restate our financial statements to account for revenues and cost of sales on a net-of-core-value basis, to record the accrual for stock adjustments and other returns by reducing sales for the estimated gross selling price of future returns and making an associated reduction to cost of goods sold, and correct our inventory valuation policies.

     During their audit of our restated financial statements included in this Form 10-K/A, Grant Thornton LLP, our current independent auditing firm and the independent auditors of our financial statements for each of the last five fiscal years, notified management and our Audit Committee that they had identified significant deficiencies involving our internal controls that, in the aggregate, constitute a material weakness in these internal controls. In particular, Grant Thornton noted that our internal control over the application of accounting principles with respect to revenue recognition, the return of products under warranty programs, stock adjustments, the valuation of inventory (including the utilization of broker prices), the computation of valuation allowances, and the accrual for estimated returns of finished goods and used cores was not sufficient. Grant Thornton further noted that, in their view, our financial reporting and accounting personnel did not have the necessary level of expertise of accounting principles. With regard to more complex customer agreements, Grant Thornton indicated that we were heavily dependent on outside consultants in connection with the interpretation and application of accounting literature. Grant Thornton also expressed their view that we did not have adequate controls over the Excel spreadsheets that we use to maintain a large portion of our accounting analysis. Grant Thornton also expressed their view that the foregoing deficiencies were indicative of a control environment that lacks a sufficient level of control consciousness.

     As part of their review of the financial statements for the three months ended June 30, 2004 included in the Form 10-Q we filed for that period, Grant Thornton notified our Audit Committee that Grant Thornton had concluded that the accounting treatment we initially proposed with respect to the AutoZone inventory transaction, after consultation with outside accounting experts, was in error. While Grant Thornton recognized the complexity associated with an analysis of this accounting treatment, they expressed their view that our need to change the proposed accounting treatment to adopt the accounting treatment may indicate a weakness in the operational effectiveness of our control process.

     As part of our current evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer, we undertook a comprehensive review of our accounting policies and procedures and the relevant accounting literature and pronouncements, including those related to revenue recognition and the accounting for stock adjustments and other returns, and considered Grant Thornton’s views in this regard, the views of outside accounting consultants that we have engaged together with our own observations. Based upon this evaluation, we have concluded that there are material deficiencies in our disclosure controls and procedures, as summarized above.

     To remedy these deficiencies, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls, strengthened our internal audit function and are in the process of hiring an experienced accounting professional who will focus on remaining current with the relevant accounting literature and official pronouncements and assuring that our disclosure controls and procedures remain up-to-date. We believe that changes to our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met.

     Except as noted in the preceding paragraphs, there have been no changes in our internal control, over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect financial reporting.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     a. Documents filed as part of this report:

          (1) Index to Consolidated Financial Statements:

          (2) Schedules.

               None.

          (3) Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement.”)

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”)

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”)

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”)

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s Common Stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing
4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4. to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”)

4.7	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	1997 Form 10-K. Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Warrant to Purchase Common Stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

10.6	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.7	Form of Employment Agreement dated February 14, 2003 by and between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 10.42 to the 2003 10-K

10.8	Letter Agreement dated July 17, 2002 by and between the Company and Houlihan Lokey Howard & Zukin Capital.	Incorporated by reference to Exhibit 10.43 to the 2003 10-K

Number	Description of Exhibit	Method of Filing
10.9	Second Amendment to Lease dated March 15, 2002 between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K

10.10	Separation Agreement and Release, dated February 14, 2003, between the Company and Anthony Souza	Incorporated by reference to Exhibit 10.45 to the 2003 10-K

10.11	Employment Agreement, dated April 1, 2003 between the Company and Charles Yeagley.	Incorporated by reference to Exhibit 10.46 to the 2003 10-K.

10.12	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.47 to the 2003 10-K

10.13	Form of Agreement, dated June 5, 2002, by and between the Company and Sun Trust Bank.	Incorporated by reference to Exhibit 10.38 to the 2002 10-K.

10.14	Credit Agreement, dated May 28, 2004, between the Company and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the “2004 10-K”).

10.15*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company.	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.16	Employment Agreement, dated November 1, 2003, between the Company and Bill Laughlin.	Incorporated by reference to Exhibit 10.16 to the 2004 10-K.

10.17	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.18	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California.	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.19	Stock Purchase Agreement, dated February 28, 2001 between the Company and Mel Marks.	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 29, 2001.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 10-K.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 10-K.

21.1	List of Subsidiaries	Incorporated by reference to Exhibit 21.1 to the 1998 Registration Statement.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

Number	Description of Exhibit	Method of Filing
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

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

MOTORCAR PARTS OF AMERICA, INC

Dated: June 10, 2005	By:	/s/	Charles W. Yeagley

Charles W. Yeagley
Chief Financial Officer and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director
	(Principal Executive Officer)	June 10, 2005
Selwyn Joffe

/s/ Charles Yeagley	Chief Financial Officer
	(Principal Financial and Accounting Officer)	June 10, 2005
Charles Yeagley

*
	Director	June 10, 2005
Mel Marks

*
	Director	June 10, 2005
Rudolph Borneo

*
	Director	June 10, 2005
Philip Gay

*
	Director	June 10, 2005
Irv Siegel

* /s/	Selwyn Joffe

Selwyn Joffe
Attorney-in-fact

MOTORCAR PARTS OF AMERICA, INC
AND SUBSIDIARIES

March 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Motorcar Parts of America, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. (formerly Motorcar Parts & Accessories, Inc.) and Subsidiaries as of March 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

As discussed in Note B to the consolidated financial statements, the Company has restated the accompanying financial statements.

Los Angeles, California
June 21, 2004, except for Note B, as to which the date is April 29, 2005

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)

Consolidated Balance Sheets
March 31
(RESTATED)

	2004	2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,630,000	$1,307,000
Short term investments	288,000	162,000
Accounts receivable, net of allowance for doubtful accounts of $14,000 and $87,000 in 2004 and 2003, respectively	9,789,000	9,163,000
Inventory – net	25,595,000	24,574,000
Deferred income tax asset	8,786,000	8,959,000
Prepaid income tax	172,000	28,000
Inventory unreturned	2,716,000	2,440,000
Prepaid expenses and other current assets	880,000	577,000

Total current assets	55,856,000	47,210,000
Plant and equipment – net	4,758,000	5,228,000
Deferred income taxes	378,000	3,189,000
Other assets	774,000	1,112,000

TOTAL ASSETS	$61,766,000	$56,739,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,456,000	$8,082,000
Accrued liabilities	2,851,000	2,559,000
Line of credit	3,000,000	9,932,000
Deferred compensation	260,000	214,000
Other current liabilities	62,000	18,000
Current portion of capital lease obligations	409,000	815,000

Total current liabilities	20,038,000	21,620,000
Deferred income	100,000	—
Capital lease obligations, less current portion	1,247,000	209,000

Total Liabilities	21,385,000	21,829,000

Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; None Issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,085,955 and 7,960,455 shares issued and outstanding at March 31, 2004 and 2003, respectively	81,000	80,000
Additional paid-in capital	53,096,000	53,126,000
Accumulated other comprehensive loss	(78,000)	(107,000)
Accumulated deficit	(12,718,000)	(18,189,000)

Total shareholders’ equity	40,381,000	34,910,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$61,766,000	$56,739,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)

Consolidated Statements of Operations
Year Ended March 31,
(RESTATED)

	2004	2003	2002
Net sales	$80,548,000	$83,969,000	$87,059,000
Cost of goods sold	58,512,000	66,427,000	66,256,000

Gross profit	22,036,000	17,542,000	20,803,000

Operating expenses:
General and administrative	9,616,000	8,916,000	7,203,000
Sales and marketing	1,977,000	1,071,000	1,167,000
Research and development	565,000	564,000	552,000
Provision for doubtful accounts	13,000	(104,000)	412,000

Total operating expenses	12,171,000	10,447,000	9,334,000

Operating income	9,865,000	7,095,000	11,469,000
Other (expense) income
Interest expense	(968,000)	(1,980,000)	(3,582,000)
Interest income	37,000	636,000	26,000

Income before income tax (expense) benefit	8,934,000	5,751,000	7,913,000
Income tax (expense) benefit	(3,123,000)	4,967,000	3,915,000

Net income	$5,811,000	$10,718,000	$11,828,000

Basic income per share	$0.72	$1.35	$1.63
Diluted income per share	$0.69	$1.25	$1.52
Weighted average shares outstanding:
Basic	8,023,228	7,960,455	7,253,606
Diluted	8,388,129	8,540,560	7,765,958

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)

Consolidated Statement of Shareholders’ Equity
For the years ended March 31, 2004, 2003 and 2002
(RESTATED)

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Total	Income
Balance at March 31, 2001, as originally reported	6,460,455	$65,000	$51,281,000	$(88,000)	$(37,960,000)	$13,298,000
Net restatement adjustment (see Note B)	—	—	—	—	(2,775,000)	(2,775,000)

Balance at March 31, 2001, as restated	6,460,455	65,000	51,281,000	(88,000)	(40,735,000)	10,523,000
Sale of Stock	1,500,000	15,000	1,485,000	—	—	1,500,000
Stock Warrants Re-priced	—	—	360,000	—	—	360,000
Foreign currency translation	—	—	—	(34,000)	—	(34,000)	$(34,000)
Unrealized gain on Investments	—	—	—	10,000	—	10,000	10,000
Net Income	—	—	—	—	11,828,000	11,828,000	11,828,000

Comprehensive Income							$11,804,000

Balance at March 31, 2002	7,960,455	80,000	53,126,000	(112,000)	(28,907,000)	24,187,000
Foreign currency translation	—	—	—	5,000	—	5,000	$5,000
Net Income	—	—	—	—	10,718,000	10,718,000	10,718,000

Comprehensive Income							$10,723,000

Balance at March 31, 2003	7,960,455	80,000	53,126,000	(107,000)	(18,189,000)	34,910,000
Purchase and cancellation of warrants and options	—	—	(372,000)	—	(340,000)	(712,000)
Exercise of options	204,500	2,000	498,000	—	—	500,000
Tax benefit from employee stock options	—	—	139,000	—	—	139,000
Purchase of common stock	(79,000)	(1,000)	(295,000)	—	—	(296,000)
Unrealized gain on investments	—	—	—	21,000	—	21,000	$21,000
Foreign currency translation	—	—	—	8,000	—	8,000	8,000
Net Income	—	—	—	—	5,811,000	5,811,000	5,811,000

Comprehensive Income							$5,840,000

Balance at March 31, 2004	8,085,955	$81,000	$53,096,000	$(78,000)	$(12,718,000)	$40,381,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)

Consolidated Statements of Cash Flows
Year Ended March 31,
(RESTATED)

	2004	2003	2002
Cash flows from operating activities:
Net income	$5,811,000	$10,718,000	$11,828,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,369,000	2,384,000	2,889,000
Provision for inventory reserves and stock adjustments	2,566,000	2,796,000	1,891,000
Provision for (recovery of) doubtful accounts	13,000	(104,000)	412,000
Provision for deferred income taxes	2,984,000	(4,213,000)	(2,911,000)
Tax benefit from employee stock options	139,000	—	—
Loss on disposal of assets	—	—	11,000
Stock warrants re-priced	—	—	360,000
Changes in:
Accounts receivable	(628,000)	4,189,000	(10,913,000)
Inventory	(3,585,000)	4,866,000	(822,000)
Prepaid income tax	(144,000)	3,381,000	(964,000)
Inventory unreturned	(276,000)	(54,000)	(455,000)
Prepaid expenses and other current assets	(303,000)	(171,000)	253,000
Other assets	338,000	620,000	(1,453,000)
Accounts payable	5,379,000	(2,909,000)	3,934,000
Accrued liabilities	299,000	(254,000)	(1,357,000)
Deferred compensation	46,000	(58,000)	75,000
Other current liabilities	44,000	(165,000)	44,000
Deferred income	100,000	—	—

Net cash provided by operating activities	15,152,000	21,026,000	2,822,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(322,000)	(669,000)	(756,000)
Purchase of investments	(126,000)	—	(81,000)
Liquidation of investments	—	110,000	—

Net cash used in investing activities	(448,000)	(559,000)	(837,000)

Cash flows from financing activities:
Borrowings under the line of credit	8,068,000	60,281,000	49,820,000
Payments under the line of credit	(15,000,000)	(78,378,000)	(50,741,000)
Repurchase of warrants, stock options and treasury shares.	(1,008,000)	—	—
Proceeds from options exercised	500,000	—	—
Payment on capital lease obligation	(945,000)	(1,160,000)	(1,112,000)

Net cash used in financing activities	(8,385,000)	(19,257,000)	(2,033,000)

Effect of translation adjustment on cash	4,000	5,000	(24,000)

Net increase (decrease) in cash and cash equivalents	6,323,000	1,215,000	(72,000)
Cash and cash equivalents – beginning of year	1,307,000	92,000	164,000

Cash and cash equivalents – end of year	$7,630,000	$1,307,000	$92,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$968,000	$2,132,000	$2,679,000
Income taxes	$253,000	$32,000	$1,000
Non-cash investing and financing activities:
Property acquired under capital lease	$1,577,000	$—	$103,000
Capital stock issued	$—	$—	$1,500,000

The accompanying notes to consolidated financial statements are an integral part hereof.

Note A – Company Background

     Motorcar Parts of America, Inc. and its subsidiaries (the “Company”) remanufacture and distribute alternators and starters for import and domestic cars and light trucks for the automotive after-market industry (replacement parts sold for use on vehicles after initial purchase). These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada. The Company also sells after-market replacement alternators and starters to a major automotive manufacturer.

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

     The Company changed its name to Motorcar Parts of America, Inc. on January 8, 2004.

Note B – Restatement of Financial Statements

     The accompanying consolidated financial statements have been restated to correct errors in the Company’s previous accounting policy with respect to accounting for sales to customers and the recognition of the related core revenues and costs. The Company has determined that revenues and cost of goods sold should be accounted for on a net-of-core-value basis in a manner similar to Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). This change results in a material decrease in the Company’s net revenues and cost of sales, but has no impact on its gross profit, operating profit, net income or cash flow from operations.

     In addition, the Company has determined that the accrual for stock adjustments and other returns was incorrectly recorded in previous financial statements. When recording the estimate for stock adjustments and other returns, the Company previously increased cost of goods sold by the gross profit of the anticipated stock adjustments and other returns. SFAS 48 requires that both the revenue and cost of goods sold related to returns must be eliminated, rather than just eliminating the gross profit.

     We also discovered an error in the calculation of gross profit margins used to record estimated stock adjustment returns. Correction of the error therefore results in a change to previously-reported gross profit.

     We also corrected an error in our inventory valuation policies and processes in order to conform to the lower-of-cost-or-market approach set forth by Accounting Research Bulletin 43. As a result, the Company eliminated its general valuation reserve amounts and changed our method of determining market value of core inventory. At each March 31, the Company now compares the carrying cost of cores to the highest quoted broker prices and reduces all cores that have a carrying value that is greater than the highest quoted core broker price. The Company previously used the highest core broker price plus a factor to adjust the carrying value of cores at each March 31. At each September 30, the Company estimates market price to be the highest core broker price, which takes into account seasonal fluctuations.

     The Company’s review of its accounting policies, and this resulting reissuance, was precipitated in part by comments that the Company received from the Securities and Exchange Commission’s Division of Corporation Finance in connection with the SEC’s review of the Company’s financial information

Note B – Restatement of Financial Statements (continued)

contained in prior periodic report filings. The Company may make additional changes, or even adjust certain items in this restatement, if requested to do so by the SEC based on the results of its review.

     The above revisions impacted the consolidated balance sheets as of March 31, 2004 and 2003, and the consolidated statements of operations and consolidated statements of cash flows for each of the three years in the period ended March 31, 2004. The impact of these restatements, which have been reflected throughout the consolidated financial statements and accompanying notes, are as follows:

Consolidated Balance Sheets

	March 31, 2004
	Originally
	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$7,630,000	$—	$7,630,000
Short term investments	288,000	—	288,000
Accounts receivable, net of allowance for doubtful accounts	14,626,000	(4,837,000)	9,789,000
Inventory – net	28,744,000	(3,149,000)	25,595,000
Deferred income tax asset	8,124,000	662,000	8,786,000
Prepaid income tax	172,000	—	172,000
Inventory unreturned	—	2,716,000	2,716,000
Prepaid expenses and other current assets	880,000	—	880,000

Total current assets	60,464,000	(4,608,000)	55,856,000
Plant and equipment – net	4,758,000	—	4,758,000
Deferred income taxes	—	378,000	378,000
Other assets	774,000	—	774,000

TOTAL ASSETS	$65,996,000	$(4,230,000)	$61,766,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$13,456,000	$—	$13,456,000
Accrued liabilities	2,851,000	—	2,851,000
Line of credit	3,000,000	—	3,000,000
Deferred compensation	260,000	—	260,000
Other current liabilities	62,000	—	62,000
Current portion of capital lease obligations	409,000	—	409,000

Total current liabilities	20,038,000	—	20,038,000
Deferred income taxes	1,016,000	(1,016,000)	—
Deferred income	100,000	—	100,000
Capital lease obligations, less current portion	1,247,000	—	1,247,000

Total Liabilities	22,401,000	(1,016,000)	21,385,000

Commitments and Contingencies	—	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; None Issued	—	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,085,955 and 7,960,455 shares issued and outstanding at March 31, 2004 and 2003, respectively	81,000	—	81,000
Additional paid-in capital	53,096,000	—	53,096,000
Accumulated other comprehensive loss	(78,000)	—	(78,000)
Accumulated deficit	(9,504,000)	(3,214,000)	(12,718,000)

Total shareholders’ equity	43,595,000	(3,214,000)	40,381,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$65,996,000	$(4,230,000)	$61,766,000

Note B – Restatement of Financial Statements (continued)

	March 31, 2003
	Originally
	Reported	Adjustments	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$1,307,000	$—	$1,307,000
Short term investments	162,000	—	162,000
Accounts receivable, net of allowance for doubtful accounts	12,764,000	(3,601,000)	9,163,000
Inventory – net	27,583,000	(3,009,000)	24,574,000
Deferred income tax asset	6,753,000	2,206,000	8,959,000
Prepaid income tax	28,000	—	28,000
Inventory unreturned	—	2,440,000	2,440,000
Prepaid expenses and other current assets	577,000	—	577,000

Total current assets	49,174,000	(1,964,000)	47,210,000
Plant and equipment – net	5,228,000	—	5,228,000
Deferred income taxes	3,768,000	(579,000)	3,189,000
Other assets	1,112,000	—	1,112,000

TOTAL ASSETS	$59,282,000	$(2,543,000)	$56,739,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$8,082,000	$—	$8,082,000
Accrued liabilities	2,559,000	—	2,559,000
Line of credit	9,932,000	—	9,932,000
Deferred compensation	214,000	—	214,000
Other current liabilities	18,000	—	18,000
Current portion of capital lease obligations	815,000	—	815,000

Total current liabilities	21,620,000	—	21,620,000
Capital lease obligations, less current portion	209,000	—	209,000

Total Liabilities	21,829,000	—	21,829,000

Commitments and Contingencies	—	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; None Issued	—	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,085,955 and 7,960,455 shares issued and outstanding at March 31, 2004 and 2003, respectively	80,000	—	80,000
Additional paid-in capital	53,126,000	—	53,126,000
Accumulated other comprehensive loss	(107,000)	—	(107,000)
Accumulated deficit	(15,646,000)	(2,543,000)	(18,189,000)

Total shareholders’ equity	37,453,000	(2,543,000)	34,910,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$59,282,000	$(2,543,000)	$56,739,000

Note B – Restatement of Financial Statements (continued)

Consolidated Statements of Operations

	Year ended March 31, 2004
	Originally
	Reported	Adjustments	Restated
Net sales, as originally reported	$152,636,000
Eliminate sales of cores		$(71,173,000)
Adjustment for estimated inventory returns		(1,242,000)
Adjustment for gross profit on stock adjustment returns		327,000

Net sales, as restated		(72,088,000)	$80,548,000

Cost of goods sold, as originally reported	129,500,000
Eliminate cost of goods sold — core		(71,173,000)
Adjustment for estimated inventory returns		(577,000)
Adjustment for gross profit on stock adjustment returns		622,000
Core inventory valuation adjustment		140,000

Cost of goods sold, as restated		(70,988,000)	58,512,000

Gross profit	23,136,000	(1,100,000)	22,036,000

Operating expenses:
General and administrative	9,616,000	—	9,616,000
Sales and marketing	1,977,000	—	1,977,000
Research and development	565,000	—	565,000
Provision for doubtful accounts	13,000	—	13,000

Total operating expenses	12,171,000	—	12,171,000

Operating income	10,965,000	(1,100,000)	9,865,000
Other (expense) income
Interest expense	(968,000)	—	(968,000)
Interest income	37,000	—	37,000

Income before income tax expense, as restated	10,034,000	(1,100,000)	8,934,000

Income tax expense, as originally reported	(3,552,000)
Income tax adjustment		429,000

Income tax expense, as restated		429,000	(3,123,000)

Net income	$6,482,000	$(671,000)	$5,811,000

Basic income per share	$0.81	$(0.09)	$0.72

Diluted income per share	$0.77	$(0.08)	$0.69

Weighted average shares outstanding:
Basic	8,023,228		8,023,228

Diluted	8,388,129		8,388,129

Note B – Restatement of Financial Statements (continued)

	Year ended March 31, 2003
	Originally
	Reported	Adjustments	Restated
Net sales, as originally reported	$167,566,000
Eliminate sales of cores		(84,629,000)
Adjustment for estimated inventory returns		1,073,000
Adjustment for gross profit on stock adjustment returns		(41,000)

Net sales, as restated		(83,597,000)	83,969,000

Cost of goods sold, as originally reported	150,175,000
Eliminate cost of goods sold — core		(84,629,000)
Adjustment for estimated inventory returns		3,000
Adjustment for gross profit on stock adjustment returns		(241,000)
Core inventory valuation adjustment		1,119,000

Cost of goods sold, as restated		(83,748,000)	66,427,000

Gross profit	17,391,000	151,000	17,542,000

Operating expenses:
General and administrative	8,916,000	—	8,916,000
Sales and marketing	1,071,000	—	1,071,000
Research and development	564,000	—	564,000
Provision for doubtful accounts	(104,000)	—	(104,000)

Total operating expenses	10,447,000	—	10,447,000

Operating income	6,944,000	151,000	7,095,000
Other (expense) income
Interest expense	(1,980,000)	—	(1,980,000)
Interest income	636,000	—	636,000

Income before income tax benefit, as restated	5,600,000	151,000	5,751,000

Income tax benefit, as originally reported	5,025,000
Income tax adjustment		(58,000)

Income tax benefit, as restated		(58,000)	4,967,000

Net income	$10,625,000	$93,000	$10,718,000

Basic income per share	$1.33	$0.02	$1.35

Diluted income per share	$1.24	$0.01	$1.25

Weighted average shares outstanding:

Basic	7,960,455		7,960,455

Diluted	8,540,560		8,540,560

Note B – Restatement of Financial Statements (continued)

	Year ended March 31, 2002
	Originally
	Reported	Adjustments	Restated
Net sales, as originally reported	$172,040,000
Eliminate sales of cores		$(84,118,000)
Adjustment for estimated inventory returns		(97,000)
Adjustment for gross profit on stock adjustment returns		(766,000)

Net sales, as restated		(84,981,000)	$87,059,000

Cost of goods sold, as originally reported	151,465,000
Eliminate cost of goods sold — core		(84,118,000)
Adjustment for estimated inventory returns		(96,000)
Adjustment for gross profit on stock adjustment returns		(1,020,000)
Core inventory valuation adjustment		25,000

Cost of goods sold, as restated		(85,209,000)	66,256,000

Gross profit	20,575,000	228,000	20,803,000

Operating expenses:
General and administrative	7,203,000	—	7,203,000
Sales and marketing	1,167,000	—	1,167,000
Research and development	552,000	—	552,000
Provision for doubtful accounts	412,000	—	412,000

Total operating expenses	9,334,000	—	9,334,000

Operating income	11,241,000	228,000	11,469,000
Other (expense) income
Interest expense	(3,582,000)	—	(3,582,000)
Interest income	26,000	—	26,000

Income before income tax benefit, as restated	7,685,000	228,000	7,913,000

Income tax benefit, as originally reported	4,004,000
Income tax adjustment		(89,000)

Income tax benefit, as restated		(89,000)	3,915,000

Net income	$11,689,000	$139,000	$11,828,000

Basic income per share	$1.61	$0.02	$1.63

Diluted income per share	$1.51	$0.01	$1.52

Weighted average shares outstanding:

Basic	7,253,606		7,253,606

Diluted	7,765,958		7,765,958

The increase of $2,775,000 to the accumulated deficit balance at March 31, 2001 in the consolidated statement of shareholders’ equity results from the prior period effect of the adjustments set forth above in this Note B.

Note B – Restatement of Financial Statements (continued)

Consolidated Statements of Cash Flows

	Year ended March 31, 2004
	Originally
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$6,482,000	$(671,000)	$5,811,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,369,000	—	2,369,000
Provision for inventory reserves and stock adjustments	2,473,000	93,000	2,566,000
Provision for doubtful accounts	13,000	—	13,000
Expense (benefit) for deferred income taxes	3,413,000	(429,000)	2,984,000
Tax benefit from employee stock options	139,000	—	139,000
Changes in:
Accounts receivable	(1,870,000)	1,242,000	(628,000)
Inventory	(3,626,000)	41,000	(3,585,000)
Prepaid income tax	(144,000)	—	(144,000)
Inventory unreturned	—	(276,000)	(276,000)
Prepaid expenses and other current assets	(303,000)	—	(303,000)
Other assets	338,000	—	338,000
Accounts payable	5,379,000	—	5,379,000
Accrued liabilities	299,000	—	299,000
Deferred compensation	46,000	—	46,000
Other liabilities	44,000	—	44,000
Deferred income	100,000	—	100,000

Net cash provided by operating activities	$15,152,000	$—	$15,152,000

	Year ended March 31, 2003
	Originally
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$10,625,000	$93,000	$10,718,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,384,000	—	2,384,000
Provision for inventory reserves and stock adjustments	2,512,000	284,000	2,796,000
Recovery of doubtful accounts	(104,000)	—	(104,000)
(Benefit) expense for deferred income taxes	(4,271,000)	58,000	(4,213,000)
Changes in:
Accounts receivable	5,262,000	(1,073,000)	4,189,000
Inventory	4,174,000	692,000	4,866,000
Prepaid income tax	3,381,000	—	3,381,000
Inventory unreturned	—	(54,000)	(54,000)
Prepaid expenses and other current assets	(171,000)	—	(171,000)
Other assets	620,000	—	620,000
Accounts payable	(2,909,000)	—	(2,909,000)
Accrued liabilities	(254,000)	—	(254,000)
Deferred compensation	(58,000)	—	(58,000)
Other liabilities	(165,000)	—	(165,000)

Net cash provided by operating activities	$21,026,000	$—	$21,026,000

Note B – Restatement of Financial Statements (continued)

	Year ended March 31, 2002
	Originally
	Reported	Adjustments	Restated
Cash flows from operating activities:
Net income	$11,689,000	$139,000	$11,828,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,889,000	—	2,889,000
Provision for inventory reserves and stock adjustments	2,338,000	(447,000)	1,891,000
Provision for doubtful accounts	412,000	—	412,000
(Benefit) expense for deferred income taxes	(3,000,000)	89,000	(2,911,000)
Loss on disposal of assets	11,000	—	11,000
Stock warrants re-priced	360,000	—	360,000
Changes in:
Accounts receivable	(11,010,000)	97,000	(10,913,000)
Inventory	(1,399,000)	577,000	(822,000)
Prepaid income tax	(964,000)	—	(964,000)
Inventory unreturned	—	(455,000)	(455,000)
Prepaid expenses and other current assets	253,000	—	253,000
Other assets	(1,453,000)	—	(1,453,000)
Accounts payable	3,934,000	—	3,934,000
Accrued liabilities	(1,357,000)	—	(1,357,000)
Deferred compensation	75,000	—	75,000
Other liabilities	44,000	—	44,000

Net cash provided by operating activities	$2,822,000	$—	$2,822,000

There were no changes to previously reported cash flows from investing and financing activities.

     The Company was in default for failure to achieve EBITDA of not less than $14,000,000 for the four fiscal quarters ended December 31, 2004. On February 18, 2005 the bank waived the Company’s breach of this EBITDA covenant. See Note I.

Note C – Summary of Significant Accounting Policies

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

Note C – Summary of Significant Accounting Policies (continued)

3.	Accounts Receivable

The allowance for doubtful accounts is developed based upon several factors including customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. See Note C8.

4.	Inventory

Inventory is stated at the lower of cost or market. The standard cost of inventory is based upon the direct costs of material and labor and an allocation of indirect costs. The standard cost of inventory is continuously evaluated and adjusted to reflect current cost levels. Standard costs are determined for each of the three classifications of inventory as follows:

Finished goods cost includes the cost of cores, raw materials, labor, and overhead. Standard cost is determined using the standard costs of cores and raw materials and allocations of labor and overhead.

Work in process inventory historically comprises less than 3% of the total inventory balance. Work in process is in various stages of production and, on average, is 50% complete. Work in process is valued at 50% of a finished good at standard cost.

Core and other raw materials inventory are stated at the lower of cost or market. The Company determines the market value of cores based on purchases of core and core broker prices lists. The Company provides an allowance for potentially excess and obsolete inventory based upon historical usage.

Inventory unreturned represents cores and finished goods stated at the lower of cost or market. Upon product shipment, the Company establishes the inventory unreturned asset account and reduces the inventory account accordingly. The inventory unreturned asset account reflects the value of cores and finished goods expected to be returned.

The Company applies discounts on supplier invoices by reducing related accounts payable and inventory at the time of payment.

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

Note C – Summary of Significant Accounting Policies (continued)

deferred income tax asset, including the effect of any change in the valuation allowance.

By eliminating the entire valuation allowance as of March 31, 2003, the Company has recorded deferred tax assets on (i) federal and state net operating loss carry forwards of $15,264,000 and $8,951,000, respectively, which expire in varying amounts through 2023 and (ii) other net temporary differences deductible in the future. Realization of these deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the future operating results of the Company. Management periodically reviews such forecasts in comparison with actual results and there can be no assurance that such results will be achieved.

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

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations are translated into the reporting currency (U.S. dollar) at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year in accordance with SFAS 52, “Foreign Currency Translation.” The accumulated foreign currency translation adjustment is presented as a component of Other Comprehensive Income in the Consolidated Statement of Stockholders’ Equity.

Note C – Summary of Significant Accounting Policies (continued)

8.	Revenue Recognition

The Company recognizes revenue when performance by the Company is complete. Revenue is recognized when all of the following criteria established by the Staff of the Securities and Exchange Commission in Staff Accounting Bulletin 104, “Revenue Recognition,” have been met:

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

The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in the return to the Company of substantially all used cores. Accordingly, management excludes the value of cores from revenue in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Core values charged to customers and not included in revenues totaled $71,173,000, $84,629,000, and $84,118,000 for the fiscal years ended March 31, 2004, 2003, and 2002, respectively. On receipt of a core, the Company grants the customer a credit based on the core value charged. The Company generally limits core returns based on the number of similar cores previously sold to each customer.

Unit value revenue is recorded based on the Company’s price list, which is revised from time-to-time, net of applicable discounts and allowances.

The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”. The Company reduces revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.

During fiscal 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. Net sales from POS inventory were $5,561,000 for the fiscal year ended March 31, 2004.

POS inventory represents inventory held on consignment at customer locations. This customer bears the risk of loss of any POS inventory from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in a cycle or physical inventory count.

Note C – Summary of Significant Accounting Policies (continued)

The Company also maintains accounts to track unit and core returns. These accounts reduce accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows at
March 31:

	2004	2003
Estimated sales returns	$992,000	$702,000
Estimated core inventory returns	3,852,000	2,900,000

The amount of revenue recognized for core under returns for the periods ending March 31, 2004, 2003 and 2002 were $3,120,000, $3,850,000 and $3,700,000, respectively.

9.	Sales Incentives

The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues over the life of the contract using the straight-line method. Sales incentive amounts are recorded based on the value of the incentive provided. For the years ended March 31, 2004 and 2003, the Company recorded a reduction in revenues of $2,276,000 and $1,651,000, respectively, attributable to marketing allowances. There were no material contractual sales incentives granted in 2002.

10.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following represents a reconciliation of basic and diluted net income per share.

	Year end March 31
	2004	2003	2002
Net income, as restated	$5,811,000	$10,718,000	$11,828,000

Basic shares	8,023,228	7,960,455	7,253,606
Effect of dilutive options and warrants	364,901	580,105	512,352

Diluted shares	8,388,129	8,540,560	7,765,958

Net income per common share:
Basic, as restated	$0.72	$1.35	$1.63
Diluted, as restated	$0.69	$1.25	$1.52

Note C – Summary of Significant Accounting Policies (continued)

The effect of dilutive options and warrants excludes 127,250 options with exercise prices ranging from $6.35 to $19.13 per share in 2004; 57,475 options with exercise prices ranging from $3.60 to $19.13 per share in 2003; and 457,875 options with exercise prices ranging from $2.88 to $19.13 per share in 2002 – all of which were anti-dilutive. The computation of diluted income per share excludes any potentially issuable Series A Junior Participating Preferred Stock. See Note J.

11.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation allowances for receivables, inventories, and deferred income taxes; accrued liabilities; and litigation and disputes.

The Company uses significant estimates in the calculation of sales returns. These estimates are based on the Company’s historical return rates and specific evaluation of customers.

The Company’s calculation of inventory reserves involves significant estimates. The basis for the inventory reserve is a comparison of inventory on hand to historical sales volumes.

The Company uses significant estimates in the calculation of its income tax provision or benefit by using forecasts to estimate whether it will have sufficient future taxable income to realize its deferred tax assets. There can be no assurances that the Company’s taxable income will be sufficient to realize such deferred tax assets.

A change in the assumptions used in the estimates for sales returns, inventory reserves and income taxes could result in a difference in the related amounts recorded in the Company’s consolidated financial statements.

12.	Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the line of credit and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

13.	Stock-Based Compensation

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

Note C – Summary of Significant Accounting Policies (continued)

the value of the award at the grant date and is recognized over the service period. The following table presents pro forma net income had compensation costs been determined on the fair value at the date of grant for awards under the plan in accordance with SFAS 123.

	2004	2003	2002
Restated net income, as reported:	$5,811,000	$10,718,000	$11,828,000
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects:	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	(198,000)	(169,000)	(1,026,000)

Pro forma net income:	$5,613,000	$10,549,000	$10,802,000

Restated basic income per share – as reported	0.72	1.35	1.63
Basic income per share – pro forma	0.70	1.33	1.49
Restated diluted income per share – as reported	0.69	1.25	1.52
Diluted income per share – pro forma	0.67	1.24	1.39

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

Under SFAS 123, compensation cost for options granted is recognized over the vesting period. The compensation cost included in the pro forma amounts above represents the cost associated with options granted during fiscal 1996 through fiscal 2004. The following assumptions were used in the Black-Scholes pricing model to estimate stock-based compensation:

	2004	2003	2002
Risk free interest rate	3.28%	2.23%	4.46%
Expected life (years)	5	5	5
Expected volatility	51%	53%	77%
Expected dividend yield	0%	0%	0%

14.	Credit Risk

Substantially all of the Company’s sales are to leading automotive parts retailers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should our customers experience significant cash flow problems, the Company’s financial position and results of operations could be adversely affected.

15.	Deferred Compensation Plan

The Company has a deferred compensation plan for certain management. The plan allows participants to defer salary, bonuses and commission. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The carrying value of plan assets was $288,000 and $162,000, and deferred compensation obligation was $259,000 and $214,000 at March 31, 2004 and 2003, respectively. See Note D.

Note C – Summary of Significant Accounting Policies (continued)

16.	Comprehensive Income

SFAS 130, “Reporting Comprehensive Income,” established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income, foreign currency translation adjustments and unrealized gains/losses. The Company has presented Comprehensive Income on the Consolidated Statement of Shareholders’ Equity.

17.	Recent Pronouncements

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

Note C – Summary of Significant Accounting Policies (continued)

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

In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123® requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The requirements of SFAS No.123R are effective for fiscal end periods beginning after December 15, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. We have not yet completed our analysis of the impact of adopting SFAS 123R, but based upon current estimates of fair value, net income would have been reduced by approximately $198,000 for the period ending March 31, 2004.

Note D – Short-Term Investments

     The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. As of March 31, 2004 and 2003, the fair market value of the short-term investments was $288,000 and $162,000, and the cost basis was $267,000 and $162,000, respectively.

Note E – Inventory

     Inventory is comprised of the following at March 31:

	2004	2003
	(Restated)	(Restated)
Raw materials and cores	$12,645,000	$17,755,000
Work-in-process	621,000	719,000
Finished goods	12,620,000	9,249,000

	25,886,000	27,723,000

Less allowance for excess and obsolete inventory	(2,637,000)	(3,149,000)

	23,249,000	24,574,000

Pay-on-scan inventory	2,346,000	—

Total	$25,595,000	$24,574,000

Note F – Inventory Unreturned

     Inventory unreturned is comprised of the following at March 31:

	2004	2003
Cores	$2,379,000	$1,801,000
Finished goods	337,000	639,000

Total	$2,716,000	$2,440,000

Note G – Plant and Equipment

     Plant and equipment, at cost, are as follows at March 31:

	2004	2003
Machinery and equipment	$13,564,000	$12,412,000
Office equipment and fixtures	4,718,000	4,539,000
Leasehold improvements	1,099,000	2,619,000

	19,381,000	19,570,000
Less accumulated depreciation and amortization	(14,623,000)	(14,342,000)

Total	$4,758,000	$5,228,000

Note H – Capital Lease Obligations

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

$1,247,000

Note I – Line of Credit

     On December 20, 2002, the Company obtained a new line of credit which provides for borrowings up to the lesser of (i) $25,000,000 or (ii) its borrowing base, which consists of 75% of the Company’s qualified accounts receivable plus up to $10,000,000 of qualifying inventory (the Commitment). The Company paid the new lender a loan origination fee of $125,000 which has been deferred and is being amortized over 36 months. As a result of this refinancing, the Company’s previous lender waived restructuring fees in the amount of $655,000 which were incurred in connection with an earlier restructuring of the Company’s prior lending arrangement and which were to be paid if the Company did not secure a new lending source by December 31, 2002. The unamortized portion of the refinancing fee of $447,000 and the related liability of $655,000 were recorded in the income statement, resulting in a net credit of $208,000 recorded to interest expense in 2003.

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

     The new bank loan agreement includes various financial conditions of which the major compliance requirements are tangible net worth of not less than $39,000,000 increased by 75% of net profit after taxes each quarter, EBITDA of not less than $3,000,000 for each quarter, EBITDA of not less than $14,000,000 for the prior twelve months, fixed charge ratio of not less than 1.25 to 1.00 as of the last day of each quarter, quick ratio of not less than .65 to 1.00 as of the close of each quarter, capital expenditures to not exceed $2,500,000 and permit operating lease obligations of not more than $2,000,000. See Note B

     Under two separate agreements, executed on June 26, 2002 and August 21, 2003 with two different customers involving the same bank, the Company may sell those customers’ receivables to the bank, at an agreed-upon discount set at the time the receivables are sold. The discount has ranged from .12% to 2.06% during fiscal 2004, and .53% to 1.51% during fiscal 2003 and has allowed the Company to accelerate collection of the customer’s. On an annualized basis the weighted average discount rate on the receivables sold to the bank during the year ended March 31, 2004 and 2003 was 3% and 7.8%, respectively. The amount of the discount on these receivables, $588,000 and $267,000 in fiscal 2004 and fiscal 2003, respectively was recorded in interest expense.

Note J – Shareholders’ Equity

     In connection with the execution of the April 20, 2000 amended and restated credit agreement with its existing lender, the Company issued the bank a warrant to purchase 400,000 shares of the Company’s common stock at an exercise price of $2.045 per share. In connection with the execution of the May 31, 2001 second amended and restated credit agreement, the exercise price of the warrant was reduced to $.01 per share, and the Company recognized an expense of $360,000 in fiscal 2002. During fiscal 2004, the Company obtained replacement financing and paid its former lender $700,000 to cancel the warrant to purchase 400,000 shares of its stock. This transaction resulted in a reduction of $340,000 in retained earnings and a reduction of $360,000 in additional paid in capital.

     During the twelve months ended March 31, 2004, the Company also repurchased at market value 79,000 shares of its common stock for $296,000. These shares have been retired and are no longer outstanding.

     In fiscal year 2002, the Company sold Mr. Mel Marks 1,500,000 shares of common stock for $1,500,000. For further discussion, refer to Note Q – Litigation.

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

     The Company entered into a five-year agreement with one of its major customers in March 2003 whereby the Company was designated as the primary supplier for all remanufactured import alternators and starters purchased by this customer. In consideration for this contract, the Company agreed to issue credits to this customer of approximately $5,014,000 at various times over the life of this five-year period. With the execution of this agreement, the Company recognized a charge against revenues of $1,626,000 in fiscal 2003 related to a write-down of core inventory which was recorded as a marketing allowance in accordance with EITF 01-9, received inventory valued at approximately $365,000 and an update order from this customer for $8,329,000 and agreed to assist this customer with their efforts to reduce their warranties by participating in a warranty reduction program. In fiscal 2004 and 2003, the Company recognized total incentives against revenues, regarding this agreement, of $1,084,000 and $1,626,000, respectively.

     The Company supplemented the agreement in March 2003 and agreed to provide up to $1,500,000 for testing equipment to this customer. The funds for the testing equipment allowance are being credited to this customer in 60 equal monthly amounts of $25,000, which began in March 2003 and will end in February 2008. These credits will be charged against gross revenues ratably over the sixty-month period, in accordance with EITF 01-09 as the credits do not result in a single exchange transaction and are dependent upon future sales to the customer.

     The Company again supplemented the agreement in January 2004 and agreed to provide a $500,000 marketing allowance to this customer. The funds for the marketing allowance are being credited to this customer in 12 equal monthly amounts of $41,666, which began in January 2004 and will end in December 2004. These credits will be charged against gross revenues ratably over the twelve-month period, in accordance with EITF 01-09 as the credits do not result in a single exchange transaction and are dependent upon future sales to the customer. The Company also agreed to accept a stock adjustment of $550,000 from this customer.

Note L — Commitments (continued)

The following table presents the outstanding commitments for all sales incentives for this customer and will be recognized as a charge against revenues over the remaining term of the contract or subsequent agreement as follows:

Year ending March 31,
2005	$1,170,000
2006	795,000
2007	795,000
2008	729,000

Total	$3,489,000

     The Company entered into an eight-year agreement with one of its major customers in October 2003 whereby the Company was designated as the exclusive supplier of all remanufactured import alternators and starters for the customer. In consideration for this contract, the Company agreed to issue credits to this customer of approximately $8,294,000 to be issued as monthly credits over the 96-month term of the contract. The Company also agreed to provide one-time incentive credits when new stores and distribution stores are opened. In fiscal 2004, the Company recognized total incentives against gross revenues under this contract of $518,000. The balance of the marketing allowance of $7,776,000 will be recognized as a charge against gross revenues over the remaining term of the contract in accordance with EITF 01-09 as follows:

Year ending March 31,
2005	$1,037,000
2006	1,037,000
2007	1,037,000
2008	1,037,000
2009	1,037,000
2010	1,037,000
2011	1,037,000
2012	517,000

Total	$7,776,000

The following table reflects activities related to sales incentives:

			Amount
Year end	Beginning	New	Charged to	Ending
March 31,	Balance	Commitments	Sales	Balance
2003	$0	$6,148,000	$1,651,000	$4,497,000
2004	4,497,000	9,044,000	2,276,000	11,265,000

There were no material commitments for contractual sales incentives prior to 2003, the year we began to enter into long-term contracts with our major customers.

The Company is partially self-insured for workers compensation insurance and is liable for the first $250,000 of each claim, with an aggregate amount of $2,500,000 per year.

Note M – Major Customers

     The Company’s three largest customers accounted for the following total percentage of accounts receivable and sales for the fiscal year ended:

Sales	2004	2003	2002
Customer A	64%	67%	62%
Customer B	16%	11%	9%
Customer C	13%	13%	8%

Accounts Receivable	2004	2003
Customer A	61%	48%
Customer B	17%	33%
Customer C	15%	12%

Note N – Income Taxes

     The income tax (expense) benefit for the years ended March 31, 2004, 2003 and 2002 is as follows:

	2004	2003	2002
	(Restated)	(Restated)	(Restated)
Current tax (expense) benefit
Federal	$(125,000)	$821,000	$1,004,000
State	(7,000)	(67,000)	—
Foreign	(7,000)	—	—

Total current tax (expense) benefit	(139,000)	754,000	1,004,000

Deferred tax (expense) benefit
Federal	(2,781,000)	3,653,000	2,531,000
State	(203,000)	560,000	380,000

Total deferred tax (expense) benefit	(2,984,000)	4,213,000	2,911,000

Total income tax (expense) benefit	$(3,123,000)	$4,967,000	$3,915,000

     Deferred income taxes consist of the following at March 31:

	2004	2003
	(Restated)	(Restated)
Assets
Current assets
Net operating loss carry-forwards	$4,383,000	$3,140,000
Inventory valuation	2,349,000	4,167,000
Estimate for returns	890,000	487,000
Allowance for customer incentives	833,000	690,000
Inventory capitalization	57,000	54,000
Vacation pay	177,000	194,000
Deferred compensation	91,000	90,000
Accrued bonus	—	132,000
Other	6,000	5,000

Total current deferred income tax	8,786,000	8,959,000

Long-term assets
Net operating loss carry-forwards	1,663,000	4,493,000
Other	20,000	—

Total deferred tax assets	10,469,000	13,452,000

Liabilities
Deferred state tax	(269,000)	(578,000)
Deferred tax on unrealized gain	(14,000)	—
Accelerated depreciation	(1,022,000)	(726,000)

Total deferred tax liabilities	(1,305,000)	(1,304,000)

Net deferred tax assets	$9,164,000	$12,148,000

Note N — Income Taxes (continued)

	2004	2003
	(Restated)	(Restated)
Net current deferred income tax asset	$8,786,000	$8,959,000
Net long-term deferred income tax asset	378,000	3,189,000

Total	$9,164,000	$12,148,000

     The difference between the income tax expense (benefit) at the federal statutory rate and the Company’s effective tax rate is as follows:

	2004	2003	2002
Statutory federal income tax rate	34%	34%	34%
State income tax rate	5%	5%	5%
State income tax credits	(3)%	—	—
Change in tax law	(1)%	(15)%	(13)%
Valuation allowance	—	(110)%	(75)%

	35%	(86)%	(49)%

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

     At March 31, 2004, the Company had federal and state net operating loss carry forwards of $15,401,000 and $8,984,000, respectively, which expire in varying amounts through 2023.

Note O — Defined Contribution Plan

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

Note P — Stock Options

     In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a

Note P — Stock Options (continued)

term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002 the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2004, there were 793,250 options outstanding under the 1994 Plan and 0 options were available for grant.

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

     At the Company’s Annual Meeting of Shareholders held on December 17, 2003 the shareholders approved the Company’s proposed 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by our Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of our Common Stock have been reserved for grants of Incentive Awards and all of our employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by our Board of Directors. No options have been granted under this plan as of March 31, 2004.

     A summary of stock option transactions follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 31, 2001	653,375	$9.16
Granted	591,500	$2.63
Exercised	0	$0
Cancelled	(451,000)	$11.29
Outstanding at March 31, 2002	793,875	$2.87
Granted	154,500	$2.38
Exercised	0	$0
Cancelled	(8,000)	$1.87

Outstanding at March 31, 2003	940,375	$2.82
Granted	112,875	$6.04
Exercised	(204,500)	$2.44
Cancelled	(55,500)	$2.77

Outstanding at March 31, 2004	793,250	$3.31

     The followings table summarizes information about the options outstanding at March 31, 2004:

	Options Outstanding			Options Exercisable
			Weighted Average
		Weighted Average	Remaining Life		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	In Years	Shares	Exercise Price
$0.931 to $1.800	121,500	$1.115	6.95	121,500	$1.115
$2.160 to $3.150	540,000	$2.786	7.67	540,000	$2.786
$3.600 to $11.813	120,375	$6.554	9.10	120,375	$6.554
$15.625 to $19.125	11,375	$17.469	3.20	11,375	$17.469

	793,250			793,250

     The stock options exercisable at end of year fiscal 2004, 2003 and 2002 are 793,250, 940,375 and 793,875, respectively.

Note Q — Litigation

     On September 10, 2001, the Company settled the class action lawsuit that had been filed against the Company in the United States District Court, Central District of California, Western Division. The class action lawsuit alleged that, over a four-year period during 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the class action plaintiffs received $7,500,000. Of this amount, the Company’s directors and officer’s insurance carrier paid $6,000,000 and the Company paid the balance. Final approval of this settlement was entered into Court Records on September 18, 2001 and all parties have exchanged releases in connection with this settlement. The consummation of the stock sale to Mr. Mel Marks, the Company’s founder and a board member, which financed the Company’s $1,500,000 portion of the settlement, was conditioned upon the pending approval by the court of a class action settlement as well as the delivery of an opinion from an independent valuation firm that the price per share of the stock to be sold to Mr. Marks was fair to the Company’s shareholders from a financial point of view. Mr. Marks also agreed that, if the independent valuation firm opined that the $1.00 price per share was not fair, the price per share would increase to a price the valuation firm opined to be fair. For purposes of this determination, the fairness of the transaction was evaluated as of November 30, 2000, the date Mr. Marks agreed to purchase the shares. On that date, the Company did not have the resources to pay their portion of the settlement from cash flow from operations and was required to raise these funds from an external source.

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

     The United States Attorney’s Office has previously informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint. On February 13, 2003, the Company received a letter from the U.S. Attorney’s Office confirming this information.

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

     The SEC’s complaint and the Justice Department’s criminal charges alleged that the defendants, Mr. Bromberg and Mr. Marks, engaged in fraudulent accounting practices and falsified the Company’s books and records, thereby causing the Company to issue false and misleading financial information to the investing public. The SEC’s complaint alleged that the Company overstated pre-tax earnings for fiscal year 1997 by $3,391,000 (59.8%) and for fiscal year 1998 by $3,576,000 (49.6%), that the overstated earnings

Note Q – Litigation (continued)

figures were reported to the public in the Company’s annual reports on Form 10-K filed with the SEC for the fiscal years ended March 31, 1997 and 1998, and that the Company included false 1997 financial statements in a registration statement filed with the SEC in October 1997, for an offering that raised $19.8 million.

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

Note R – Related Party Transactions

     The Company has entered into agreements with three members of its Board of Directors, Messrs. Mel Marks, Selwyn Joffe and Doug Horn.

     In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is paid an annual consulting fee of $350,000 per year. During fiscal 2004 he was paid $350,000 plus a $50,000 bonus. The Company can terminate this arrangement at any time.

     Effective December 1, 1999, the Company entered into a consulting agreement with Mr. Selwyn Joffe, the Chairman of the Board of the Company, pursuant to which he has been retained as a consultant to provide oversight, management, strategic and other advisory services to the Company. The consulting agreement was scheduled to expire on June 1, 2001 but was extended by mutual agreement through June 1, 2003 and provided for annual compensation to Mr. Joffe in the amount of $160,000. As additional consideration for the consulting services, Mr. Joffe was granted an option to purchase 40,000 shares of the Company’s Common Stock pursuant to the Company’s 1994 Stock Option Plan. Of these options, 20,000 options were exercisable on the date of grant and the remaining 20,000 options were fully vested on the first anniversary of the date of grant. The options have an exercise price of $2.20 per share and expire ten (10) years after the grant date.

     Mr. Joffe and the Company entered into an additional consulting services agreement dated as of May 9, 2002, providing for Mr. Joffe to assist the Company in considering and pursuing potential transactions and relationships intended to enhance stockholder value. In connection with this arrangement, the Company agreed to pay Mr. Joffe an additional $10,000 per month for one year and 1% of the value of any transactions, which close by the second anniversary of the agreement, less any monthly fees, paid. This agreement remained in effect until February 14, 2003 at which time Mr. Joffe accepted his current position as President and Chief Executive Officer in addition to serving as the Chairman of the Board of Directors. Mr. Joffe’s current agreement calls for an annual salary of $500,000, the continuation of his prior agreement relative to payment of 1% of the value of any transactions which close by March 31, 2006 along with a car allowance and other compensation generally provided to our other executive staff members. In addition, Mr. Joffe was awarded 100,000 Stock Options effective March 3, 2003 at a strike price of $2.16, 1,500 Stock Options effective April 30, 2003 at a strike price of $1.80 and 100,000 Stock Options effective January 14, 2004 at a strike price of $6.34. Unless otherwise extended, his contract expires on March 31, 2006.

     In fiscal year 2002, the Company sold 1,500,000 shares of common stock to Mr. Mel Marks for $1,500,000. For further discussion, refer to Note Q – Litigation.

Note S – Subsequent Event

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

Note T – Subsequent Event – Mexico Lease (Unaudited)

     On October 28, 2004, the Company’s wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico. The property to be leased is expected to be used by this subsidiary as a remanufacturing facility and is scheduled to be available for occupancy on or before the end of the first quarter of fiscal 2006. The Company guarantees the payment obligations of its wholly owned subsidiary under the terms of the lease. The lease has a term of 10 years, commencing on the date the facility is available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. The triple net lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. Motorcar Parts de Mexico also has a right of first refusal on an additional 41,000 square feet in the same building.

Note U – Unaudited Quarterly Financial Data

     The unaudited quarterly financial data for the quarters ended March 31, 2004 and March 31, 2003 have been restated to effect the change in accounting policy with respect to accounting for sales to customers, the recognition of the related core revenues and costs and correction of the accrual for stock adjustments and other returns.

     The Company has decided to account for revenues and cost of sales on a net-of-core-value basis, which it has concluded reflects a better application of generally accepted accounting principles. In addition, this unaudited quarterly financial data has been restated to correct the Company’s incorrect application of Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (SFAS 48), with regards to accounting for stock adjustments and other returns. When establishing the allowance for stock adjustments and other returns, the Company previously increased cost of sales by the gross profit of the anticipated stock adjustment returns. SFAS 48 indicates that both the revenue and cost of goods sold related to returns must be eliminated, rather than just eliminating the net gross profit.

Note U – Unaudited Quarterly Financial Data (continued)

     The following summarizes selected quarterly financial data, as restated, for the fiscal year ended March 31, 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales, as originally reported	$37,102,000	$46,424,000	$35,578,000	$33,532,000
Eliminate sales of cores	(18,209,000)	(21,197,000)	(16,094,000)	(15,673,000)
Adjustment for estimated inventory returns	(153,000)	(3,777,000)	(148,000)	2,836,000
Adjustment for gross profit on stock adjustment returns	433,000	255,000	(24,000)	(337,000)

Net sales, as restated	19,173,000	21,705,000	19,312,000	20,358,000

Cost of goods sold, as originally reported	33,000,000	39,388,000	30,409,000	26,703,000
Eliminate cost of goods sold- cores	(18,209,000)	(21,197,000)	(16,094,000)	(15,673,000)
Adjustment for estimated inventory returns	(1,195,000)	(726,000)	(462,000)	1,806,000
Adjustment for gross profit on stock adjustment returns	789,000	462,000	(46,000)	(583,000)
Core valuation adjustment	(111,000)	183,000	(107,000)	175,000

Cost of goods sold, as restated	14,274,000	18,110,000	13,700,000	12,428,000

Gross profit, as restated	4,899,000	3,595,000	5,612,000	7,930,000
Total operating expenses	2,799,000	3,472,000	3,269,000	2,631,000
Operating income, as restated	2,100,000	123,000	2,343,000	5,299,000
Interest expense — net	293,000	288,000	143,000	207,000
Income tax expense, as restated	641,000	36,000	805,000	1,641,000

Net income, as restated	$1,166,000	$(201,000)	$1,395,000	$3,451,000

Basic income per share	$0.15	$(0.03)	$0.17	$0.43
Diluted income per share	$0.14	$(0.03)	$0.17	$0.41

     The following summarizes selected quarterly financial data, as restated, for the fiscal year ended March 31, 2003:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales, as originally reported	$48,405,000	$44,456,000	$40,115,000	$34,590,000
Eliminate sales of cores	(19,838,000)	(22,746,000)	(19,846,000)	(22,199,000)
Adjustment for estimated inventory returns	(5,154,000)	(26,000)	(864,000)	7,117,000
Adjustment for gross profit on stock adjustment returns	(260,000)	(275,000)	42,000	452,000

Net sales, as restated	23,153,000	21,409,000	19,447,000	19,960,000

Cost of goods sold, as originally reported	43,224,000	39,598,000	34,921,000	32,432,000
Eliminate cost of goods sold- cores	(19,838,000)	(22,746,000)	(19,846,000)	(22,199,000)
Adjustment for estimated inventory returns	(4,337,000)	(407,000)	149,000	4,598,000
Adjustment for gross profit on stock adjustment returns	(450,000)	(431,000)	(141,000)	781,000
Core valuation adjustment	264,000	440,000	(119,000)	534,000

Cost of goods sold, as restated	18,863,000	16,454,000	14,964,000	16,146,000

Gross profit, as restated	4,290,000	4,955,000	4,483,000	3,814,000
Total operating expenses	2,593,000	2,442,000	2,937,000	2,475,000
Operating income, as restated	1,697,000	2,513,000	1,546,000	1,339,000
Interest expense (income) — net	616,000	872,000	(270,000)	126,000
Income tax expense (benefit), as restated	1,000	—	(695,000)	(4,273,000)

Net income, as restated	$1,080,000	$1,641,000	$2,511,000	$5,486,000

Basic income per share	$0.14	$0.21	$0.32	$0.69
Diluted income per share	$0.13	$0.19	$0.30	$0.64

     In the fourth quarter of 2003 the Company’s operating results were impacted by the Company’s recording of a $4,331,000 tax benefit in the fourth quarter of fiscal 2003 associated with a reduction in the valuation allowance for net deferred tax assets.

Schedule II – Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

			Charge to
		Balance at	(Recovery)		Balance at
Year Ended		beginning of	Bad Debts	Amounts	end of
March 31,	Description	period	Expense	written off	period
2004	Allowance for doubtful accounts	$87,000	$13,000	$86,000	$14,000
2003	Allowance for doubtful accounts	326,000	(104,000)	135,000	87,000
2002	Allowance for doubtful accounts	149,000	412,000	235,000	326,000