Form 10-Q/A
period 2004-06-30
MOTORCAR PARTS  AMERICA INC
filed 2005-06-30
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Exchange Act.) Yes ☐ No ☑

There were 8,183,955 shares of Common Stock outstanding at June 27, 2005.

MOTORCAR PARTS OF AMERICA, INC.

Explanatory Note: This amendment amends our Report on Form 10-Q for the three months ended June 30, 2004 and includes our unaudited restated financial statements for the three months ended June 30, 2004 and 2003. As more fully described below and in this amendment, our consolidated financial statements have been restated to (i) effect a change in accounting policy with respect to accounting for sales to customers on a net-of-core-value basis and the recognition of the related core revenues and costs, (ii) correct our policy with respect to the accrual for stock adjustments and other returns, including the future returns of finished goods and cores, with an additional correction of an error which resulted in the double-counting of a core charge associated with product returns, (iii) effect a change in our method for valuing cores, and (iv) effect a change in our estimate for recognizing the under-return of cores.

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

Stock Adjustment and Other Returns – Previously, to accrue for anticipated returns, we recorded in cost of goods sold the difference between the unit plus core selling price and the standard cost of a finished good, which was an error in the application of generally accepted accounting principles. In making this accrual, we now reduce sales for the estimated gross selling price of future returns and record an associated reduction to cost of goods sold. In addition, we determined that certain allowances for future returns of finished goods and cores from our customers had not previously been recorded correctly. We now have included these allowances as reductions in accounts receivable. We also discovered an error in our accounting system that resulted in double counting of the core charge in returns, causing an equal understatement of gross profit.

Inventory Valuation Adjustment – We value cores at the lower of cost or market at March and September of each year. Previously, in the month of March, we would determine that market value equated to the highest core broker price plus a factor representing the fluctuation of core values during the year. Because March generally represents the high point in the core broker market, we have corrected our method of valuation and now only use the high core broker price without the factor. We continue to value our cores in September at high core broker price plus a factor to allow for the temporary decrease in market value during the off-season. In our restated financial statements, we also eliminated our general valuation reserve amounts that were based on the useful life expectancy of vehicles.

Accounting for Under Returns of Cores – Based on our experience, contractual arrangements with customers and inventory management practices, we receive and purchase a used but remanufacturable core from customers for almost every remanufactured alternator or starter we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of used cores lagging sales. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. We recognize revenue for cores based upon the annual rate in which customers pay cash for cores in lieu of returning cores for credits. During the quarter ended June 30, 2004, we began recognizing revenue for core charges at the end of each fiscal quarter. The revenue from core charges had previously been recorded at the end of the fiscal year.

     In this amendment, we have also correctly classified $216,000 of general and administrative expenses that were improperly included in cost of goods sold in the originally filed Form 10-Q for the quarter ended June 30, 2004.

     Recording revenue on a net-of-core-value basis results in a material decrease in net revenues and cost of sales but has no impact on gross margin, operating profit, net income or cash flow from operations. The pre-tax net effect of the other changes and corrections noted above was a decrease to gross margin and operating profit of $69,000 for the three months ended June 30, 2004, and an increase to gross margin and operating profit of $797,000 for the three months ended June 30, 2003. Working capital decreased by $7,508,000 and $4,608,000 and shareholders’ equity decreased by $3,184,000 and $3,214,000 as of June 30, 2004 and March 31, 2004, respectively.

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

     All references to the Company’s Form 10-K herein refer to the Company’s Form 10-K for the fiscal year ended March 31, 2004, as amended by the Form 10-K/A filed on July 29, 2004 and the Form 10-K/A (Amendment No. 2) filed on June 10, 2005.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(RESTATED)

	June 30,	March 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,332,000	$7,630,000
Short term investments	371,000	288,000
Accounts receivable — net	8,452,000	9,789,000
Inventory — net	35,610,000	25,595,000
Deferred tax asset	5,603,000	8,786,000
Prepaid income tax	222,000	172,000
Inventory unreturned	3,443,000	2,716,000
Prepaid expenses and other current assets	910,000	880,000

Total current assets	64,943,000	55,856,000

Plant and equipment — net	4,416,000	4,758,000
Deferred tax asset	3,610,000	378,000
Other assets	759,000	774,000

TOTAL ASSETS	$73,728,000	$61,766,000

LIABILITIES
Current liabilities:
Accounts payable	$21,733,000	$13,456,000
Accrued liabilities	2,811,000	2,851,000
Line of credit	—	3,000,000
Deferred compensation	336,000	260,000
Other current liabilities	66,000	62,000
Credit due to customer	6,529,000	—
Current portion of capital lease obligations	378,000	409,000

Total current liabilities	31,853,000	20,038,000
Deferred income	145,000	100,000
Capitalized lease obligations, less current portion	1,159,000	1,247,000

TOTAL LIABILITIES	33,157,000	21,385,000
SHAREHOLDERS’ EQUITY

Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,118,455 and 8,085,955 shares issued and outstanding at June 30, 2004 and March 31, 2004	81,000	81,000
Additional paid-in capital	53,241,000	53,096,000
Accumulated other comprehensive loss	(79,000)	(78,000)
Accumulated deficit	(12,672,000)	(12,718,000)

TOTAL SHAREHOLDERS’ EQUITY	40,571,000	40,381,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$73,728,000	$61,766,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(RESTATED)

	Three Months Ended
	June 30,
	2004	2003
Net sales	$21,232,000	$19,173,000
Cost of goods sold	17,386,000	14,274,000

Gross profit	3,846,000	4,899,000

Operating expenses:
General and administrative	2,621,000	2,362,000
Sales and marketing	622,000	293,000
Research and development	179,000	144,000

Total operating expenses	3,422,000	2,799,000

Operating income	424,000	2,100,000
Interest expense — net	351,000	293,000

Income before income tax expense	73,000	1,807,000
Income tax expense	27,000	641,000

Net income	$46,000	$1,166,000

Basic net income per share	$.01	$.15

Diluted net income per share	$.01	$.14

Weighted average number of shares outstanding:
— basic	8,094,450	8,001,334
— diluted	8,575,210	8,082,152

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
(RESTATED)

	Three Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$46,000	$1,166,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578,000	604,000
Deferred income taxes	(48,000)	655,000
Tax benefit from employee stock options exercised	75,000	—
Changes in current assets and liabilities:
Accounts receivable	1,336,000	2,361,000
Inventory	(10,015,000)	1,464,000
Inventory unreturned	(727,000)	(25,000)
Prepaid expenses and other current assets	(77,000)	(157,000)
Other assets	7,000	4,000
Accounts payable and accrued liabilities	8,237,000	305,000
Deferred compensation	76,000	(9,000)
Credit due to customer	6,529,000	—
Other liabilities	47,000	103,000

Net cash provided by operating activities	6,064,000	6,471,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(231,000)	(593,000)
Change in short term investments	(83,000)	(43,000)

Net cash used in investing activities	(314,000)	(636,000)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	(3,000,000)	(5,482,000)
Net (payments) borrowings on capital lease obligations	(117,000)	22,000
Exercise of stock options	70,000	66,000
Repurchase of warrants and stock options	—	(713,000)

Net cash used in financing activities	(3,047,000)	(6,107,000)

Effect of exchange rate changes on cash	(1,000)	(37,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,702,000	(309,000)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,630,000	1,307,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$10,332,000	$998,000

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$351,000	$293,000
Income taxes	$50,000	$1,000
Non-cash investing and financing activities:
Property acquired under capital lease	—	$277,000

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

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. Amounts related to disclosures of March 31, 2004 balances were derived from the Company’s audited consolidated financial statements as of March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, as amended by the Form 10-K/A filed on July 29, 2004 and the Form 10-K/A (Amendment No. 2) filed on June 10, 2005.

NOTE A — Company Background and Organization

     Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture and distribute alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada. The Company also sells after-market replacement alternators and starters to a major automotive manufacturer.

     The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore and Malaysia and in June 2005 began limited remanufacturing in Mexico.

     The Company changed its name to Motorcar Parts of America, Inc. from Motorcar Parts & Accessories, Inc. on January 8, 2004. The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of Enterprise and Related Information.”

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

     In addition, the Company has determined that the accrual for stock adjustments and other returns was incorrectly recorded in previous financial statements. When recording the estimate for stock adjustments and other returns, the Company previously increased cost of goods sold by the gross profit of the anticipated stock adjustments and other returns. SFAS 48 requires that both the revenue and cost of goods sold related to returns must be eliminated, rather than just eliminating the gross profit. We also corrected an error in the calculation of gross profit margins used to record estimated stock adjustment returns that results in a change to previously reported gross profit.

     We also corrected an error in our inventory valuation policies and processes in order to conform to the lower-of-cost-or-market approach set forth by Accounting Research Bulletin 43. As a result, the Company eliminated its general valuation reserve amounts and changed our method of determining market value of core inventory. At each March 31, the Company now compares the carrying cost of cores to the highest quoted broker prices and reduces all cores that have a carrying value that is greater than the highest quoted core broker price. The Company previously used the highest core broker price plus a factor to adjust the carrying value of cores at each March 31. At each September 30, the Company estimates market price to be the highest core broker price plus a factor which takes into account seasonal fluctuations.

     The restated financial statements for the three months ended June 30, 2004 also reflect the change we made to recognize core charge revenue at the end of each fiscal quarter. The revenue impact of core charges had previously been recorded at the end of the fiscal year.

     As a result of this restatement, the Company has reduced current deferred tax assets by $2,371,000, increased long-term deferred tax assets by $3,610,000 and eliminated the long-term deferred tax liability of $714,000.

     The Company has also correctly classified $216,000 of general and administrative expenses that were improperly included in cost of goods sold in the originally filed Form 10-Q for the quarter ended June 30, 2004.

     The Company’s review of its accounting policies, and the restatement of financial results being made in this Form 10-Q/A, was precipitated in part by comments that the Company received from the Securities and Exchange Commission’s Division of Corporation Finance in connection with the SEC’s review of the Company’s financial information contained in prior periodic report filings. The Company may make additional changes, including adjusting certain items in this restatement if requested to do so by the SEC based on the results of its review.

     The above revisions, in part, impacted the consolidated balance sheets as of March 31, 2004 and June 30, 2004, and the consolidated statements of operations and consolidated statements of cash flows for the three-month period ended June 30, 2004, and 2003. The impact of these restatements, which have been reflected throughout the consolidated financial statements and accompanying notes, are as follows:

Consolidated Balance Sheets

		June 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$10,332,000	$—	$10,332,000
Short term investments	371,000	—	371,000
Accounts receivable, net of allowance for doubtful accounts	14,726,000	(6,274,000)	8,452,000
Inventory – net	38,657,000	(3,047,000)	35,610,000
Deferred tax asset	7,974,000	(2,371,000)	5,603,000
Prepaid income tax	20,000	202,000	222,000
Inventory unreturned	—	3,443,000	3,443,000
Prepaid expenses and other current assets	910,000	—	910,000

Total current assets	72,990,000	(8,047,000)	64,943,000

Plant and equipment – net	4,416,000	—	4,416,000
Deferred tax asset	—	3,610,000	3,610,000
Other assets	759,000	—	759,000

TOTAL ASSETS	$78,165,000	$(4,437,000)	$73,728,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$21,733,000	$—	$21,733,000
Accrued liabilities	2,811,000	—	2,811,000
Line of credit	—	—	—
Deferred compensation	336,000	—	336,000
Other current liabilities	605,000	(539,000)	66,000
Credit due customer	6,529,000	—	6,529,000
Current portion of capital lease obligations	378,000	—	378,000

Total current liabilities	32,392,000	(539,000)	31,853,000

Deferred tax liability	714,000	(714,000)	—
Deferred income	145,000	—	145,000
Capital lease obligations, less current portion	1,159,000	—	1,159,000

TOTAL LIABILITIES	34,410,000	(1,253,000)	33,157,000

Commitments and Contingencies	—	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; None Issued	—	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,118,455 shares issued and outstanding at June 30, 2004	81,000	—	81,000
Additional paid-in capital	53,166,000	75,000	53,241,000
Accumulated other comprehensive loss	(79,000)	—	(79,000)
Accumulated deficit	(9,413,000)	(3,259,000)	(12,672,000)

TOTAL SHAREHOLDERS’ EQUITY	43,755,000	(3,184,000)	40,571,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$78,165,000	$(4,437,000)	$73,728,000

		March 31, 2004
	Originally
	Reported	Adjustment	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$7,630,000	$—	$7,630,000
Short term investments	288,000	—	288,000
Accounts receivable, net of allowance for doubtful accounts	14,626,000	(4,837,000)	9,789,000
Inventory – net	28,744,000	(3,149,000)	25,595,000
Deferred tax asset	8,124,000	662,000	8,786,000
Prepaid income tax	172,000	—	172,000
Inventory unreturned	—	2,716,000	2,716,000
Prepaid expenses and other current assets	880,000	—	880,000

Total current assets	60,464,000	(4,608,000)	55,856,000

Plant and equipment – net	4,758,000	—	4,758,000
Deferred tax asset	—	378,000	378,000
Other assets	774,000	—	774,000

TOTAL ASSETS	$65,996,000	$(4,230,000)	$61,766,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$13,456,000	$—	$13,456,000
Accrued liabilities	2,851,000	—	2,851,000
Line of credit	3,000,000	—	3,000,000
Deferred compensation	260,000	—	260,000
Other current liabilities	62,000	—	62,000
Current portion of capital lease obligations	409,000	—	409,000

Total current liabilities	20,038,000	—	20,038,000
Deferred tax liability	1,016,000	(1,016,000)	—
Deferred income	100,000	—	100,000
Capital lease obligations, less current portion	1,247,000	—	1,247,000

TOTAL LIABILITIES	22,401,000	(1,016,000)	21,385,000

Commitments and Contingencies	—	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; None Issued	—	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,085,955 shares issued and outstanding at March 31, 2004	81,000	—	81,000
Additional paid-in capital	53,096,000	—	53,096,000
Accumulated other comprehensive loss	(78,000)	—	(78,000)
Accumulated deficit	(9,504,000)	(3,214,000)	(12,718,000)

TOTAL SHAREHOLDERS’ EQUITY	43,595,000	(3,214,000)	40,381,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$65,996,000	$(4,230,000)	$61,766,000

Consolidated Statements of Operations

	Three months ended June 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$41,128,000
Eliminate sales of cores		$(18,397,000)
Adjustment for estimated inventory returns		(1,399,000)
Adjustment for gross profit on stock adjustment returns		(100,000)

Net sales, as restated		(19,896,000)	$21,232,000

Cost of goods sold, as originally reported	37,429,000
Eliminate cost of goods sold — core		(18,397,000)
Adjustment for estimated inventory returns		(948,000)
Adjustment for gross profit on stock adjustment returns		(380,000)
Core valuation adjustment		(102,000)
Classification error		(216,000)

Cost of goods sold, as restated		(20,043,000)	17,386,000

Gross profit	3,699,000	147,000	3,846,000

Operating expenses:
General and administrative, as originally reported	2,405,000
Classification error		216,000

General and administrative, as restated		216,000	2,621,000

Sales and marketing	622,000	—	622,000
Research and development	179,000	—	179,000

Total operating expenses	3,206,000	216,000	3,422,000

Operating income	493,000	(69,000)	424,000
Interest expense — net	351,000	—	351,000

Income before income tax expense	142,000	(69,000)	73,000

Income tax expense, as originally reported	51,000
Income tax adjustment		(24,000)

Income tax expense, as restated	—	(24,000)	27,000

Net income	$91,000	$(45,000)	$46,000

Basic income per share	$0.01	$0.00	$0.01

Diluted income per share	$0.01	$0.00	$0.01

Weighted average shares outstanding:
— basic	8,094,450		8,094,450

— diluted	8,575,210		8,575,210

	Three months ended June 30, 2003
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$37,102,000
Eliminate sales of cores		$(18,209,000)
Adjustment for estimated inventory returns		(153,000)
Adjustment for gross profit on stock adjustment returns		433,000

Net sales, as restated		(17,929,000)	$19,173,000

Cost of goods sold, as originally reported	33,000,000
Eliminate cost of goods sold — core		(18,209,000)
Adjustment for estimated inventory returns		(1,195,000)
Adjustment for gross profit on stock adjustment returns		789,000
Core valuation adjustment		(111,000)

Cost of goods sold, as restated		(18,726,000)	14,274,000

Gross profit	4,102,000	797,000	4,899,000

Operating expenses:
General and administrative	2,362,000	—	2,362,000
Sales and marketing	293,000	—	293,000
Research and development	144,000	—	144,000

Total operating expenses	2,799,000	—	2,799,000

Operating income	1,303,000	797,000	2,100,000
Interest expense — net	293,000	—	293,000

Income before income tax expense	1,010,000	797,000	1,807,000

Income tax expense, as originally reported	330,000
Income tax adjustment		311,000

Income tax expense, as restated	—	311,000	641,000

Net income	$680,000	$486,000	$1,166,000

Basic income per share	$0.08	$0.07	$0.15

Diluted income per share	$0.08	$0.06	$0.14

Weighted average shares outstanding:
— basic	8,001,334		8,001,334

— diluted	8,082,152		8,082,152

Consolidated Statements of Cash Flows

	Three Months Ended June 30, 2004
	(Unaudited)
	Originally
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$91,000	$(45,000)	$46,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578,000	—	578,000
Deferred income taxes	51,000	(99,000)	(48,000)
Tax benefit from employee stock options exercised	—	75,000	75,000
Changes in current assets and liabilities:
Accounts receivable	(100,000)	1,436,000	1,336,000
Inventory	(9,917,000)	(98,000)	(10,015,000)
Inventory unreturned	—	(727,000)	(727,000)
Prepaid expenses and other current assets	(77,000)	—	(77,000)
Other assets	7,000	—	7,000
Accounts payable and accrued liabilities	8,237,000	—	8,237,000
Deferred compensation	76,000	—	76,000
Credit due to customer	6,529,000	—	6,529,000
Other liabilities	589,000	(542,000)	47,000

Net cash provided by operating activities	$6,064,000	$—	$6,064,000

	Three Months Ended June 30, 2003
	(Unaudited)
	Originally
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$680,000	$486,000	$1,166,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	604,000	—	604,000
Deferred income taxes	344,000	311,000	655,000
Changes in current assets and liabilities:
Accounts receivable	1,729,000	632,000	2,361,000
Inventory	1,575,000	(111,000)	1,464,000
Inventory unreturned	—	(25,000)	(25,000)
Prepaid expenses and other current assets	(157,000)	—	(157,000)
Other assets	4,000	—	4,000
Accounts payable and accrued liabilities	1,598,000	(1,293,000)	305,000
Deferred compensation	(9,000)	—	(9,000)
Other liabilities	103,000	—	103,000

Net cash provided by operating activities	$6,471,000	$—	$6,471,000

There were no changes to previously reported cash flows from investing and financing activities.

NOTE C – Revenue Recognition

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

     Unit value revenue is recorded based on the Company’s price list, which is revised from time-to-time, net of applicable discounts and allowances. When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. We recognize revenue for cores based upon the annual rate in which customers pay cash for cores in lieu of returning cores for credits. During the quarter ended June 30, 2004, the Company began to recognize core charge revenue based on a quarterly estimate. The revenue from core charges had previously been recorded at the end of the fiscal year. This change in accounting estimate resulted in revenues and cost of goods sold for the quarter ended June 30, 2004 of approximately $1,017,000 and $628,000, respectively. No revenues from core charges were recognized during the quarter ended June 30, 2003.

     The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”. The Company reduces revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.

     During fiscal 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. Net sales from POS inventory were $1,376,000 and $25,000 for the three months ended June 30, 2004 and 2003, respectively.

     POS inventory represents inventory held on consignment at customer locations. This customer bears the risk of loss of any POS inventory from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in a cycle or physical inventory count.

     The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	June 30,	March 31,
	2004	2004
Estimated sales returns	$526,000	$992,000
Estimated core inventory returns	$5,895,000	$3,852,000

NOTE D – Stock-based Compensation

     The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” The following table presents pro forma net income had compensation costs associated the Company’s option arrangements been determined in accordance with SFAS 123:

	Three Months Ended
	June 30,
	2004	2003

Restated net income as reported	$46,000	$1,166,000
Stock-based compensation charges reported in net income	—	—
Pro forma stock-based compensation, net of tax	(380,000)	(4,000)

Pro forma net (loss) income	$(334,000)	$1,162,000

Basic income per share – as reported	0.01	0.15
Basic (loss) income per share – pro forma	(0.04)	0.15
Diluted income per share – as reported	0.01	0.14
Diluted (loss) income per share – pro forma	(0.04)	0.14

NOTE E — Inventory

     Inventory is comprised of the following:

	(Restated)
	June 30,	March 31,
	2004	2004

Raw materials and cores	$16,428,000	$12,645,000
Work-in-process	403,000	621,000
Finished goods	13,297,000	12,620,000

	30,128,000	25,886,000

Less allowance for excess and obsolete inventory	(2,532,000)	(2,637,000)

	27,596,000	23,249,000
Pay-on-scan inventory	8,014,000	2,346,000

Total	$35,610,000	$25,595,000

NOTE F — Inventory Unreturned

     Inventory unreturned represents cores and finished goods stated at the lower of cost or market. Upon product shipment, the Company establishes the inventory unreturned asset account and reduces the inventory account accordingly. The inventory unreturned asset account reflects the value of cores and finished goods expected to be returned. Inventory unreturned is comprised of the following:

	(Restated)
	June 30,	March 31,
	2004	2004

Cores	$2,967,000	$2,379,000
Finished goods	476,000	337,000

Total	$3,443,000	$2,716,000

NOTE G — Multi-Year Exclusive Arrangement and Inventory Transaction with AutoZone

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

     The Company did not record the inventory acquired from AutoZone as part of this transaction (the “transition inventory”) as an asset because it does not meet the description of an asset provided in FASB Concepts Statement No. 6, “Elements of Financial Statements” (“CON 6”). Therefore, the Company will not recognize revenues from AutoZone’s sales of the transition inventory.

     The Company has agreed to issue credits in an amount equal to the transition inventory. Based on the description of a liability in CON 6, the Company recognizes the amount of its obligation to AutoZone as AutoZone sells the transition inventory and recognizes a payable to the Company. During the first quarter of fiscal 2005, AutoZone sold $7,129,000 of the transition inventory and MPA issued credit memos of $600,000, resulting in a net obligation to AutoZone of $6,529,000 as reflected on the Company’s June 30, 2004 balance sheet.

     As the issuance of credit memos to AutoZone generally lags sales of the transition inventory, the Company receives cash in the early months of the agreement which will be offset in the future by lower cash collections resulting from credits issued to AutoZone. As of June 30, 2004, the Company had agreed to issue future credit memos to AutoZone in the following amounts:

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

NOTE H — Line of Credit; Factoring Agreement

     On May 28, 2004 the Company secured a $15,000,000 credit facility with a new bank. The new revolving credit line, which replaced the Company’s previous asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. As of June 30, 2004, no amounts were outstanding under this line of credit and the Company had reserved $3,100,000 of the line for standby letters of credit for worker’s compensation insurance. The new loan agreement matures on October 2, 2006.

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

     Under two separate agreements, executed on June 26, 2002 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold. This discount arrangement has allowed the Company to accelerate collection of the customers’ receivables aggregating $20,713,000 for the three months ended June 30, 2004 and $13,228,000 for the three months ended June 30, 2003 by an average of 156 days and 120 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the three months ended June 30, 2004 and 2003 was 3.3% and 3%, respectively. The amount of the discount on these receivables, $297,000 and $132,000 for the three months ended June 30, 2004 and June 30, 2003, respectively, was recorded as interest expense.

NOTE I — Net Income Per Share

     The following represents a reconciliation of basic and diluted net income per share.

	(Restated)
	Three Months Ended
	June 30,
	2004	2003
Net income	$46,000	$1,166,000

Basic Shares	8,094,450	8,001,334
Effect of dilutive stock options	480,760	80,818

Diluted shares	8,575,210	8,082,152

Basic	$0.01	$0.15
Diluted	$0.01	$0.14

     The effect of dilutive options and warrants excludes 170,025 options with exercise prices ranging from $8.700 to $19.125 per share in the three months ended June 30, 2004; 561,875 options with exercise prices ranging from $2.700 to $19.125 per share in the three months ended June 30, 2003, all of which were anti-dilutive.

NOTE J — Litigation

     In fiscal 2002, the Company settled a class action lawsuit alleging that, from 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the plaintiffs received $7,500,000. Of this amount, the Company’s directors and officers’ insurance carrier paid $6,000,000 and the Company paid the balance.

     In fiscal 2003, the SEC filed a civil suit against the Company and its former chief financial officer, Peter Bromberg, arising out of the SEC’s investigation into the Company’s fiscal 1997 and 1998 financial statements (“Complaint”). Simultaneously with the filing of the SEC Complaint, the Company agreed to settle the SEC’s action without admitting or denying the allegations in the Complaint. Under the terms of the settlement agreement, the Company is subject to a permanent injunction barring the Company from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon the Company in connection with this settlement with the SEC.

     On May 20, 2004, the SEC and the United States Attorney’s Office announced that Peter Bromberg was sentenced to ten months, including five months of incarceration and five months of home detention, for making false and misleading statements about the Company’s financial condition and performance in its 1997 and 1998 Forms 10-K filed with the SEC.

     In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. Mr. Marks agreed to plead guilty to the criminal charges, and on June 17, 2005 he was sentenced to nine months in prison, nine months of home detention, 36 months of probation and fined $50,000. In settlement of the SEC’s civil fraud action, Mr. Marks paid over $1.2 million and was permanently barred from serving as an officer or director of a public company.

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

NOTE K — Shareholders’ Equity

     During the three months ended June 30, 2004, options to purchase 32,500 shares of stock at prices ranging from $1.10 to $3.15 per share were exercised. The following table shows the increase in additional paid in capital as a result of the exercise of those options:

Beginning balance April 1, 2004	$53,096,000
Exercise of an option to purchase 32,500 shares	70,000
Tax benefit from employee stock options exercised	75,000

Ending balance June 30, 2004	$53,241,000

NOTE L — Marketing Allowances

     The Company records the cost of all marketing allowances provided to its customers in accordance with the Emerging Issues Task Force (EITF) 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” Under the EITF, voluntary marketing allowances related to a single exchange of product are recorded as a reduction of sales in the period the related revenues are recognized. Other marketing allowances are recorded as a reduction over the life of the contract. For the three months ended June 30, 2004 and 2003, the Company recorded a reduction in revenues of $581,000 and $713,000, respectively, attributable to marketing allowances.

NOTE M — Major Customers

     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable:

	Three Months Ended June 30,
	2004	2003
Sales
Customer A	74%	58%
Customer B	11%	17%
Customer C	10%	20%

	June 30, 2004	March 31, 2004
Accounts Receivable
Customer A	67%	61%
Customer B	13%	17%
Customer C	13%	15%

NOTE N — Comprehensive Income

     SFAS 130, “Reporting Comprehensive Income,” established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments.

	Three Months Ended June 30,
	2004	2003
Net income	$46,000	$1,166,000
Foreign currency translation	(1,000)	(37,000)

Comprehensive income	$45,000	$1,129,000

NOTE O — Subsequent Events

     In August 2004, the Company acquired an additional $2,899,000 of inventory from AutoZone under the terms of the May 2004 AutoZone agreement. This increased the total pay-on-scan inventory from $21,231,000 to $24,130,000, and increased the credits to be issued to AutoZone for the periods following June 30, 2004 from $20,631,000 to $23,530,000.

     On October 28, 2004, the Company’s wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico. The leased property will be used by this subsidiary as a remanufacturing facility and is scheduled for occupancy and production on or before the end of the first quarter of fiscal 2006. The Company guarantees the payment obligations of its wholly owned subsidiary under the terms of the lease. The lease has a term of 10 years, commencing on the date the facility is available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. The triple net lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. Motorcar Parts de Mexico also has a right of first refusal on an additional 41,000 square feet in the same building.

     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The requirements of SFAS No. 123R are effective for fiscal end periods beginning after December 15, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. We have not yet completed our analysis of the impact of adopting SFAS 123R, but based upon current estimates of fair value, net income would have been reduced by approximately $380,000 for the period ending June 30, 2004.

     The Company was in default for failure to achieve EBITDA of not less than $14,000,000 for the four fiscal quarters ended December 31, 2004. On February 18, 2005 the bank waived the Company’s breach of this EBITDA covenant. The Company was also in default for (i) failing to provide the bank with its public reports on Form 10-Q for the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended March 31, 2005, (iii) making capital expenditures during the fiscal year ended March 31, 2005 in an amount in excess of $2,500,000 and (iv) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On June 29, 2005, the bank provided the Company with a waiver of these covenant defaults. The ongoing effect of this waiver is conditioned upon the Company’s delivery to the bank of (i) its 10-Q for the quarter ended September 30, 2004 by July 15, 2005 and (ii) its 10-Q for the quarter ended December 31, 2004 by July 29, 2005. The Company believes it can provide these periodic reports to the bank within the time period provided in the waiver.

     Pending the delivery of these reports, the bank has limited the Company’s ability to draw down on its line of credit. The Company can now draw down up to $2 million under its line of credit, in addition to the $4,301,000 that is set aside for purposes of supporting the outstanding letters of credit issued by the bank under the credit agreement. If the Company provides the bank with the 10-Qs for the quarters ended September 30, 2004 and December 31, 2004 within the timeframes set forth in the preceding paragraph, the availability under the line will increase with each of the filings, and the entire availability under the line of credit will be restored if the Company provides the bank with its 10-K for the year ended March 31, 2005 by August 22, 2005.

     In January 2005, the Company was awarded a contract to supply one of the largest automobile manufacturers in the world with a new line of remanufactured alternators and starters for the North American marketplace. Under this five-year agreement, the Company will supply a new line of remanufactured alternators and starters covering all domestic and import makes and models of cars and light trucks. This new line will be sold in both the United States and Canada.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2004 consolidated financial statements included in our Annual Report on Form 10-K, as amended by the Form 10-K/A filed on July 29, 2004 and the Form 10-K/A (Amendment No. 2) filed on June 10, 2005.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, potential future changes in our accounting policies that may be made as the SEC’s review of our previously filed public reports proceeds, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, increases in interest rates, changes in the financial condition of any of our major customers, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the Securities and Exchange Commission.

Management Overview

     Both the retail and traditional markets in our rotating electrical category are continuing to grow in size; however, both markets continue to experience consolidation. We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on regular changes and improvements to make our manufacturing processes more efficient, and our movement to lean manufacturing cells, increased production in Malaysia, establishment of a production facility in northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. Our sales are increasingly concentrated among a very few customers, and these key customers regularly seek more favorable pricing, delivery and payment terms as a condition to the continuation of existing business or expansion of a particular customer’s business. To partially offset some of these customer demands, we have sought to position ourselves as a preferred supplier by working closely with our key customers to satisfy their particular needs and entering into longer-term preferred supplier agreements.

     To grow our revenue base, we have been seeking to broaden our retail distribution network and have begun to target sales to the traditional warehouse and professional installer markets. We continue to expand our product offerings to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics. Our expanded relationship with AutoZone and our new relationship with one of the largest automobile manufacturers in the world, as more fully described in this report, is expected to have an ongoing and meaningful impact on our operations, financial results and capital requirements. We have expanded our operations and built-up our inventory to meet the requirements or these new or expanded relationships, and we have incurred certain transition costs associated with this build-up.

     A significant amount of management’s time has been focused on responding to the SEC’s questions and comments with respect to our previously reported financial reports, and we have incurred significant general and administrative expenses in connection with these ongoing efforts and the associated restatement of our financial statements. In addition, the delays associated with the filing of our SEC reports have impeded progress in our relations with our customers, our bank and other third parties.

Critical Accounting Policies

     We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail in our Management’s Discussion and Analysis and in Note C to the consolidated financial statements, both included in our Annual Report on Form 10-K, as amended by the Form 10-K/A filed on July 29, 2004 and the Form 10-K/A (Amendment No. 2) filed on June 10, 2005.

     In preparing our consolidated financial statements, it is necessary that we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities and the amount and timing of revenues and expenses we recognize for and during the reporting period. Actual results may differ from estimates.

     As previously noted in Note B, this amendment amends our Report on Form 10-Q for the three months ended June 30, 2004 and includes our unaudited restated financial statements for three months ended June 30, 2004 and 2003. As more fully described below and in this amendment, our consolidated financial statements have been restated to (i) effect a change in accounting policy with respect to accounting for sales to customers on a net-of-core-value basis and the recognition of the related core revenues and costs, (ii) correct our policy with respect to the accrual for stock adjustments and other returns, including the future returns of finished goods and cores, with an additional correction of an error which resulted in the double-counting of a core charge associated with product returns, (iii) effect a change in our method for valuing cores, and (iv) effect a change in our estimate for recognizing the under-return of cores.

     Revenue Recognition- Net-of-Core-Value Basis

     The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). The unit value is recorded as revenue in accordance with our net-of-core-value revenue recognition policy. This revenue is recorded based on our then current price list, net of applicable discounts and allowances. We do not recognize the core value as revenue when the finished products are sold at the time the customer is invoiced, rather we estimate core revenue and cost of goods sold on a quarterly basis. The rate at which core revenue is recognized is based on our historical experience of customers paying cash for cores versus returning cores for credit each year.

     Stock Adjustments and Other Returns

     Under the terms of certain agreements with our customers and industry practice, our customers from time to time may be allowed stock adjustments when their inventory quantity of certain product lines exceeds the anticipated quantity of sales to end-user customers. Stock adjustment returns are not recorded unless and until they are authorized by the Company and they do not occur at any specific time during the year. We provide for a monthly allowance to address the anticipated impact of stock adjustments based on customer’s inventory levels, movement and timing of stock adjustments. Our estimate of the impact on revenues and cost of goods sold of future inventory overstocks is made at the time revenue is recognized for individual sales and is based on the following factors:

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

     In addition to stock adjustment returns, we also allow our customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of customer returns, including slow moving and other inventory, to 20% of unit sales. We provide for such returns of inventory in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists”. We reduce revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.

     Inventory Valuation

     The Company values cores at the lower of cost or market at March and September of each year. Previously, in the month of March, we would determine that market value equated to the highest core broker price plus a factor representing the fluctuation of core values during the year. Because March generally represents the high point in the core broker market, we have corrected our method of valuation and now only use the high core broker price without the factor. We continue to value our cores in September at high core broker price plus a factor to allow for the temporary decrease in market value during the off-season. We also eliminated our general valuation reserve amounts that were based on the useful life expectancy of vehicles.

     Accounting for Under Returns of Cores

     Based on our experience, contractual arrangements with customers and inventory management practices, we receive and purchase a used but remanufacturable core from customers for almost every remanufactured alternator or starter we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of used cores lagging sales. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. During the quarter ended June 30, 2004, we began to recognize core charge revenue at the end of each fiscal quarter. For the quarter ended June 30, 2004 we recognized $1,017,000 in core revenues and $628,000 in core cost of sales. The revenue from core charges had previously been recorded at the end of the fiscal year.

     Sales Incentives

     The Company provides various marketing allowances to its customers; such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues over the life of the contract using the straight-line method. Sales incentive amounts are recorded based on the value of the incentive provided.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     The following table summarizes our key operating data for the periods indicated:

	Three Months Ended
	June 30,
	2004	2003
Finished good units produced	750,000	534,000
Total finished good units sold	618,000	561,000
Finished good returns as a percentage of finished good sales	21.4%	23.5%
Cores returned as a percentage of core shipped	92.7%	93.6%
Average net sales price per unit sold (1)	$34.36	$34.18

(1)	Average sales price per unit sold is calculated by dividing total net sales by total units sold.

     Following is our restated historical results of operation, reflected as a percentage of net sales:

	(Restated)
	Three Months Ended
	June 30,
	2004	2003
	(Unaudited)
Net sales	100.0%	100.0%
Cost of goods sold	81.9%	74.4%

Gross margin	18.1%	25.6%
General and administrative expenses	12.3%	12.3%
Sales and marketing expenses	2.9%	1.5%
Research and development expenses	0.9%	0.8%

Operating income	2.0%	11.0%
Interest expense — net of interest income	1.7%	1.5%
Provision for income tax expense	0.1%	3.4%

Net income	0.2%	6.1%

     Net Sales. Our net sales for the three months ended June 30, 2004 were $21,232,000, an increase of $2,059,000 or 10.7% over net sales for the three months ended June 30, 2003 of $19,173,000. This increase in net sales was principally attributable to the new agreement we entered into with AutoZone on May 8, 2004 and $1,017,000 of revenue recognized from core charges. In the past, we did not recognize income for the core charges until the fourth quarter, which coincides with the end of our historical core return cycle. Beginning in April 2004, we now recognize income for core charges on a quarterly basis.

     The increase in net sales for the three months ended June 30, 2004 did not fully reflect the increased volume in products that we have shipped to our largest customer. While the number of units shipped to this customer during the three months ended June 30, 2004 increased by 21.7% over the three months ended June 30, 2003, substantially all of this increase reflected shipments of inventory that is being sold on a pay-on-scan (“POS”) basis. These shipments resulted in an increase in our pay-on-scan inventory from $2,346,000 at March 31, 2004 to $8,014,000 at June 30, 2004. (For additional information, see Note G to the Consolidated Financial Statements included in this Form 10-Q/A.)

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold increased during the three months ended June 30, 2004 to 81.9%, which represents an increase of 7.5% when compared to 74.4% for the three months ended June 30, 2003. The major reason for this increase in cost of goods sold was due to additional costs that we incurred during the quarter in connection with the transition to our expanded supply arrangements with our largest customer. These additional costs related to the new agreement included (i) an increase in the standard costs of inventory sold of approximately $549,000 as a result of overtime costs incurred to achieve inventory build-up necessary to meet our increased production, (ii) an increase in our reserve for estimated core returns and inventory unreturned had the net effect of decreasing our gross margin by approximately $580,000, and (iii) approximately $460,000 of expected costs that reflect that the price we are paying for the cores included within the non-MPA portion of the transition inventory exceeds the market value of these cores.

     General and Administrative. Our general and administrative expense for the three months ended June 30, 2004 was $2,621,000, which represents an increase of $259,000 or 11.0%, from the prior three months ended June 30, 2003 of $2,362,000. This increase is principally due to the following factors: (1) a $51,000 increase in payroll related to additional programmers and personnel in the information technology department and a $33,000 increase related to human resource department to handle expansion, (2) a $40,000 increase in the accounting department payroll related to the addition of a new controller and other accounting personnel, (3) a $97,000 increase in bank fees related to the new credit facility, including annual letter of credit fees for workers compensation, with our new bank and (4) an increase of $330,000 in legal and accounting fees associated with the SEC’s review of our SEC filings. These increases were offset by a decrease of $291,000 in the amount of legal fees we incurred, pursuant to an indemnification agreement with Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations. Those legal bills decreased from $514,000 for the three months ended June 30, 2003 to $223,000 for the three months ended June 30, 2004.

     Sales and Marketing. Our sales and marketing expenses increased over the periods by $329,000 or 112% to $622,000 for the three months ended June 30, 2004 from $293,000 for the three months ended June 30, 2003. This increase is principally attributable to costs incurred in connection with various marketing initiatives undertaken to strengthen our overall market presence and increase our sales to the traditional warehouse market. These initiatives included an update to, and electronic conversion of, our product catalog, and the development of an interactive website for consumer use. In addition, in November 2003 we hired a new senior sales executive, and related support staff, to target the traditional warehouse market.

     Research and Development. Our research and development expenses increased over this period by $35,000 or 24.3% to $179,000 for the three months ended June 30, 2004 from $144,000 for the three months ended June 30, 2003. This increase was attributable to salaries and benefits for new personnel.

     Interest Expense. For the three months ended June 30, 2004 interest expense net of interest income was $351,000. This represents an increase of $58,000 over net interest expense of $293,000 for the three months ended June 30, 2003. This increase was principally attributable to an increase of $6,485,000 in the amount of accounts receivables that we discounted under our factoring arrangements. This increase was offset by the elimination of any outstanding loan balances under our line of credit that occurred during the three months ended June 30, 2004. Our outstanding loan balance was $4,450,000 as of June 30, 2003. Interest expense is comprised principally of discounts recognized in connection with our receivables discounting arrangements, interest on our line of credit facility and capital leases.

     Income Tax. For the three months ended June 30, 2004 and June 30, 2003, we recognized income tax expense of $27,000 and $641,000, respectively. For income tax purposes, we have available $15,328,000 and $8,913,000 of federal and state carry forwards, respectively, which expire in varying amounts through 2023.

LIQUIDITY AND CAPITAL RESOURCES

     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, and when necessary, the use of our bank credit facility Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations and the availability under our bank credit facility will be sufficient to satisfy our currently expected working capital, capital lease commitments and capital expenditure obligations over the next year.

Working Capital and Net Cash Flow

     At June 30, 2004, we had working capital of $33,090,000, a ratio of current assets to current liabilities of 2.04:1, and cash and cash equivalents of $10,332,000, which compares to working capital of $35,818,000, a ratio of current assets to current liabilities of 2.79:1, and cash and cash equivalents of $7,630,000 at March 31, 2004. Working capital decreased primarily due to $8,237,000 of increased payables and $6,529,000 credits due to a major customer. The decrease was partially offset by $10,015,000 of increased inventory, principally due to our new POS arrangement and new business we have realized. (For additional information, see Note G to the Consolidated Financial Statements included in this Form 10-Q/A). The same factors caused a decline in our ratio of current assets to current liabilities.

     Our net cash provided by operating activities was $6,064,000 for the three months ended June 30, 2004, compared to $6,471,000 for the three months ended June 30, 2003. The decrease from 2003 to 2004 was primarily due to a $1,120,000 decrease in our net income offset by a $1,367,000 increase resulting from changes in our current assets and liabilities.

     Inventory and accounts payable were notably impacted by our supply arrangements. Inventory increased by $10,015,000 principally due to our new POS arrangement and new business we have realized. As a result of new business and increased production, our accounts payable increased by approximately $8,277,000 from March 31, 2004 to June 30, 2004. The accounting treatment that we have adopted to account for this arrangement has also resulted in a net liability to this customer of $6,529,000 at June 30, 2004. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.) This liability will be satisfied through the issuance of monthly credit memos ending in April 2006. The increase in inventory due to increased production was slightly offset by a reduction in our excess and obsolete inventory reserve account of $105,000 from March 31, 2004 to $2,532,000 for the three months ended June 30, 2004.

     Net accounts receivable decreased by $1,336,000 as of June 30, 2004 compared to March 31, 2004. The decrease was primarily due to the increase in the rate of sales returns and core inventory returns, both accounts contra to accounts receivable, of approximately $1,577,000, which was offset by increased sales due to our new supply agreements.

     Deferred income taxes of $27,000 also positively impacted our cash flow. Deferred income taxes were the result of federal and state net operating loss carry forwards to fiscal 2005. At June 30, 2004, we had federal and state net operating loss carry forwards of $15,328,000 and $8,913,000, respectively, which expire in varying amounts through 2023.

     We used net cash in investing activities for each of the three months ended June 30, 2004 and 2003. Investing activities are primarily related to capital expenditures and the purchase and sale of investments. We expect to use cash in investing activities for the foreseeable future.

     We used cash in financing activities for each of the three months ended June 30, 2004 and 2003. Financing activities are primarily related to payment and borrowings under our line of credit and payments on and new capital lease obligations. Our financing activity uses for the three months ended June 30, 2004, consisted primarily of repayments under our line of credit totaling $3,000,000, exercise of stock options of $70,000 and payments on our capital lease obligations of $117,000. For future expected line of credit and capital lease payments and purchase obligations, see the contractual obligation table included below.

Capital Resources

Line of Credit

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

     We were in default under our credit agreement for failure to achieve EBITDA of at least $3,000,000 for the quarter ended June 30, 2004 and $14,000,000 in EBITDA for the four fiscal quarters ended June 30, 2004. On August 13, 2004, the bank waived our breach of these EBITDA covenants. Subsequently, we were in default for failure to achieve EBITDA of not less than $14,000,000 for the four fiscal quarters ended December 31, 2004. On February 18, 2005 the bank waived our breach of this EBITDA covenant. We were also in default for (i) failing to provide the bank with our public reports on Form 10-Q for the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended March 31, 2005, (iii) making capital expenditures during the fiscal year ended March 31, 2005 in an amount in excess of $2,500,000 and (iv) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On June 29, 2005, the bank provided us with a waiver of these covenant defaults. The ongoing effect of this waiver is conditioned upon our delivery to the bank of (i) our 10-Q for the quarter ended September 30, 2004 by July 15, 2005 and (ii) our 10-Q for the quarter ended December 31, 2004 by July 29, 2005. We believe we can provide these periodic reports to the bank within the time period provided in the waiver.

     Pending the delivery of these reports, the bank has limited our ability to draw down on its line of credit. We can now draw down up to $2 million under the line of credit, in addition to the $4,301,000 that is set aside for purposes of supporting the outstanding letters of credit issued by the bank under the credit agreement. If we provide the bank with the 10-Qs for the quarters ended September 30, 2004 and December 31, 2004 within the timeframes set forth in the preceding paragraph, the amounts available to us under the line will increase with each of the filings. Finally, if we provide the bank with our 10-K for the year ended March 31, 2005 by August 22, 2005, the entire availability under the line of credit will be restored.

     We believe that we will continue to have the necessary capital resources to achieve our business objectives notwithstanding the limitations on the availability under our line of credit summarized in the preceding paragraphs. If we are not able to provide the bank with the periodic reports within the time periods set forth in the preceding paragraphs, however, our liquidity could be adversely impacted, and our available capital resources may limit our ability to achieve our business objectives.

Receivable Discount Program

     Receivable discount programs we have established with two of our customers have positively impacted our liquidity. Under this program, we have the option to sell the customers’ receivables to their respective banks at an agreed upon discount set at the time the receivables are sold. The discount has ranged from .59% to 2.14% during the three months ended June 30, 2004 and has allowed us to accelerate collection of two of our customers’ receivables aggregating $20,713,000 by an average of 156 days. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. In addition, the cost of this program will increase if interest rates rise.

Multi-year Vendor Agreements

     We significantly expanded our production during the fiscal quarter ended June 30, 2004. This increased production caused significant increases in our inventories and accounts payable. Because we are collecting cash for the transition inventory before we issue the monthly credits to purchase this inventory, this transaction helps finance our inventory build-up to meet production requirements. While we did not record the initial $21,231,000 of transition inventory that we purchased from AutoZone or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net liability to this customer of $6,529,000 at June 30, 2004. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.) This liability will be satisfied through the issuance of monthly credit memos ending in April 2006.

     We have also agreed that, with respect to merchandise covered by our pay-on-scan arrangement, AutoZone will not be obligated to purchase the goods we ship to it until that merchandise is purchased by one of its customers. While these arrangements will defer recognition of income from sales to AutoZone, we do not believe they will ultimately have an adverse impact on our liquidity. In addition, although we have increased our inventory levels and our employee base to accommodate the incremental business we receive from AutoZone, we believe that this incremental business will improve our overall liquidity and cash flow from operations over time. Net unit sales from POS inventory were $1,376,000 for the three months ended June 30, 2004. As of June 30, 2004, we had acquired $21,231,000 of inventory under this arrangement. In August 2004, we acquired an additional $2,899,000 of transition inventory under this agreement.

     In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starter for the North American marketplace. As with the AutoZone arrangement, we have expanded our operations and built-up our inventory to meet requirements, and we have incurred certain transition costs associated with this build-up. Our cash flow has been adversely impacted as we take the operational steps necessary to respond to this opportunity. We believe, however, that this new business will improve our overall liquidity over time.

     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, price concessions and other terms that could adversely affect our liquidity.

Capital Expenditures and Commitments

     Our capital expenditures were $231,000 for the three months ended June 30, 2004. We expect to spend approximately $2,500,000 for capital expenditures in 2005. Approximately $1,300,000 of these expected expenditures relate to our Mexico production facility, with the remainder to be spent to handle increased capacity to meet our new five-year agreement with one of the largest automobile manufacturers in the world and recurring capital expenditures. The amount and timing of capital expenditures may vary depending on the build-out schedule for the Mexico production facility.

Contractual Obligations

     The following summarizes our contractual obligations and other commitments as of June 30, 2004, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Capital Lease Obligations	$1,656,000	$409,000	$764,000	$483,000	—
Operating Lease Obligations	$3,902,000	$1,283,000	$2,613,000	$6,000	—
Purchase Obligations	$20,631,000	$9,680,000	$10,951,000	—	—
Other Long-Term Obligations	$9,715,000	$1,532,000	$3,064,000	$2,528,000	$2,591,000

Total	$35,904,000	$12,904,000	$17,392,000	$3,017,000	$2,591,000

     Capital Lease Obligations represent amounts due under finance leases of various types of machinery and computer equipment that are accounted for as capital leases.

     Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, North Carolina, Malaysia and Singapore.

     Purchase Obligations represent our obligation to issue credits to our largest customer for the acquisition of transition inventory from that customer. (See Note G to the Consolidated Financial Statements included in this Form 10-Q/A.)

     Other Long-Term Obligations represent commitments we have with certain customers to provide a marketing allowance in consideration for supply agreements to provide products over a defined period.

Customer Concentration

     We are substantially dependent upon sales to three major customers. During the three months ended June 30, 2004 sales to these three customers constituted approximately 95% of our total sales. During the same period in fiscal 2004, sales to these same three customers were 95% of our total sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products.

Offshore Manufacturing

     To take further advantage of the production savings associated with manufacturing outside the United States, we entered into a build to suit lease agreement on October 28, 2004 for a new remanufacturing facility in Tijuana, Baja California, Mexico. In June 2005, we began limited remanufacturing at this facility.

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

Related Party Transactions

     Our related party transactions primarily consist of employment and director agreements, and stock purchase agreements. Our related party transactions have not changed since March 31, 2004.

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. No compensation cost is recognized for equity instruments for which employees do not render service. The requirements of SFAS No. 123R are effective for fiscal end periods beginning after December 15, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. We have not yet completed our analysis of the impact of adopting SFAS 123R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     Under our revolving credit facility that we had in place until May 2004, interest was calculated on a variable basis and was based upon the 90-day LIBOR rate plus 2% or 3.11%. On May 28, 2004, we secured a new $15,000,000 credit facility with a new bank. The new revolving credit line, which replaces our existing asset-based facility, bears interest at various rates that are the LIBOR rate plus 2% or the bank’s reference rate, at our option. These obligations are the only variable rate facilities we have outstanding. An increase in interest rates of 1% would not have a material impact on our results from operations because we did not have any variable rate debt outstanding as of June 30, 2004. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.

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

Item 4. Controls and Procedures

     In connection with the Quarterly Report on Form 10-Q for the three months ended June 30, 2004 that we filed on August 16, 2004, we completed an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by that report, pursuant to the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by that report, our disclosure controls and procedures were effective.

     As noted in other portions of this Form 10-Q/A, we have been in the process of reviewing a number of our accounting policies, including our revenue recognition policies and our policies for recording our allowance for stock adjustments and other returns. This review was precipitated in part by comments we received from the SEC with respect to our prior public filings. During the course of this review, we concluded that our policy of including the core charge in our revenues and cost of sales was inconsistent with generally accepted accounting principles and that our policy of only charging cost of sales for the gross profit impact of stock adjustments and other returns in connection with the accrual for future stock adjustments and returns was in error. Accordingly, we decided to restate our financial statements to account for revenues and cost of sales on a net-of-core-value basis and to record the accrual for stock adjustments and other returns by reducing sales for the estimated gross selling price of future returns and making an associated reduction to cost of goods sold.

     During their audit of our restated financial statements included in the Form 10-K/A (Amendment No. 2) for the year ended March 31, 2004 that we filed on June 10, 2005 to give effect to this restatement, Grant Thornton LLP, our current independent auditing firm and the independent auditors of our financial statements for each of the last five fiscal years, notified management and our Audit Committee that they had identified significant deficiencies involving our internal controls that, in the aggregate, constitute a material weakness in these internal controls. In particular, Grant Thornton noted that our internal control over the application of accounting principles with respect to revenue recognition, the return of products under warranty programs, stock adjustments, the valuation of inventory (including the utilization of broker prices), the computation of valuation allowances, and the accrual for estimated returns of finished goods and used cores was not sufficient. Grant Thornton further noted that, in their view, our financial reporting and accounting personnel did not have sufficient expertise and that we placed too much reliance on outside consultants in connection with the interpretation and application of accounting literature. Grant Thornton also expressed their view that we did not have adequate controls over the Excel spreadsheets that we use to maintain a large portion of our accounting analysis. Grant Thornton also expressed their view that the foregoing deficiencies were indicative of a control environment that lacks a sufficient level of control consciousness.

     As part of their review of the financial statements for the three months ended June 30, 2004 included in the Form 10-Q we filed for that period and that is being amended by this Form 10-Q/A, Grant Thornton notified our Audit Committee that Grant Thornton had concluded that the accounting treatment we initially proposed with respect to the AutoZone inventory transaction, after consultation with outside accounting experts, was in error. While Grant Thornton recognized the complexity associated with an analysis of this accounting treatment, they expressed their view that our need to change the proposed accounting treatment may indicate a weakness in the operational effectiveness of our control process.

     As part of our current evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer, we undertook a comprehensive review of our accounting policies and procedures and the relevant accounting literature and pronouncements, including those related to revenue recognition and the accounting for stock adjustments and other returns, and considered Grant Thornton’s views in this regard, the views of outside accounting consultants that we have engaged together with our own observations. Based upon this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures, as summarized above.

     To remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls, strengthened our internal audit function and are in the process of hiring an experienced accounting professional who will focus on remaining current with the relevant accounting literature and official pronouncements and assuring that our disclosure controls and procedures remain up-to-date. We believe that changes to our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met.

     Except as noted in the preceding paragraphs, there have been no changes in our internal control, over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

     See Item 1. Note J to the Consolidated Financial Statements included in Item 1 of Part I of this Form 10-Q/A and incorporated by reference to this Item 1 of Part II.

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

     (b) Reports on Form 8-K:

None.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: June 29, 2005	By:	/s/ Charles W. Yeagley

Charles W. Yeagley
Chief Financial Officer