Form 10-Q
period 2004-09-30
MOTORCAR PARTS  AMERICA INC
filed 2005-07-14
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER, 30, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-23538

MOTORCAR PARTS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code

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

There were 8,183,955 shares of Common Stock outstanding at July 11, 2005.

MOTORCAR PARTS OF AMERICA, INC.

EXPLANATORY NOTES

Explanatory Note (1): This Form 10-Q restates the consolidated balance sheet at September 30, 2004, and the consolidated statements of operations and consolidated statements of cash flows for the six and three-month periods ended September 30, 2004 and 2003 that were originally issued in our press release dated November 23, 2004 and attached as exhibit 99.1 to the Form 8-K we filed on November 23, 2004 (the “November 23, 2004 Press Release”). The consolidated financial statements for the periods ended September 30, 2003 were originally included in the Form 10-Q for September 30, 2003 that we filed on November 14, 2003.

Explanatory Note (2): Our consolidated financial statements for the three and six months ended September 30, 2004 and 2003 have been restated to (i) effect a change in accounting policy with respect to accounting for sales to customers on a net-of-core-value basis and the recognition of the related core revenues and costs, (ii) correct our policy with respect to the accrual for stock adjustments and other returns, including the future returns of finished goods and cores, with an additional correction of an error which resulted in the double-counting of a core charge associated with product returns, (iii) effect a change in our method for valuing cores, and (iv) effect a change in our estimate for recognizing the under-return of cores. The impact of these restatements have been reflected throughout the consolidated financial statements and accompanying notes.

Net-of-Core-Value Basis Accounting and Restatement – The core refers to the portion of the used alternator or starter that is typically returned by the aftermarket customer and is a key component of the remanufacturing process. Previously, upon a sale, we included the core value in our gross revenues and cost of sales. In using the net method of reporting sales, the core value has been eliminated in reporting both sales and cost of goods sold for the three and six months ended September 30, 2003. Beginning with the November 23, 2004 Press Release, effective as of September 30, 2004, we began to account for revenues and cost of sales on a net-of-core-value basis; all relevant prior periods have also been adjusted to the net-of-core-value basis.

Stock Adjustment and Other Returns – Previously, to accrue for anticipated returns, we recorded in cost of goods sold the difference between the unit plus core selling price and the standard cost of a finished good, which was an error in the application of generally accepted accounting principles. In making this accrual, we now reduce sales for the estimated gross selling price of future returns and record an associated reduction to cost of goods sold. In addition, we determined that estimated returns of finished goods and cores from our customers had not previously been recorded correctly. We now have included these estimates as reductions in accounts receivable as explained in Note B to the consolidated financial statements. We also discovered an error in our accounting system that resulted in double counting of the core charge in returns, causing an equal understatement of gross profit.

Inventory Valuation Adjustment – We value cores at the lower of cost or market. To take in account the seasonality of our business, market value of cores is recalculated at March and September of each year. The semi-annual recalculation in March reflects the higher seasonal demand preceding the warm summer months and the semi-annual recalculation in September reflects the lower seasonal demand preceding the colder months. Previously, in March, we determined that market value equated to the highest core broker price plus a factor representing the fluctuation of core values during the year. Because March generally represents the high point in the core broker market, we have corrected our method of valuation and now only use the high core broker price without the added factor. We continue to revalue our cores in September to high core broker price plus a factor to allow for the temporary decrease in market value during the slower season. In our restated financial statements, we also eliminated our general valuation reserve amounts that were based on the useful life expectancy of vehicles.

Accounting for Under Returns of Cores – Based on our experience, contractual arrangements with customers and inventory management practices, we receive and purchase a used but remanufacturable core from customers for almost every remanufactured alternator or starter we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of used cores lagging sales. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. We recognize revenue for cores based upon the annual rate in which customers pay cash for cores in lieu of returning cores for credits. Beginning in fiscal year 2005, we began recognizing revenue for core charges on a quarterly basis. The revenue from core charges had previously been recorded at the end of the fiscal year.

       We have also correctly classified $54,000 of capital expenditures that were improperly included in research and development expenses in the September 30, 2004 consolidated financial statements in the November 23, 2004 Press Release. Additionally, we have corrected the common stock and additional paid-in capital balances related to the issuance of shares upon the exercise of options during the three months ended September 30, 2004.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets
(RESTATED)

	September 30,	March 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,154,000	$7,630,000
Short term investments	398,000	288,000
Accounts receivable — net	6,122,000	9,789,000
Inventory — net	43,452,000	25,595,000
Deferred tax asset	7,071,000	8,786,000
Prepaid income tax	221,000	172,000
Inventory unreturned	3,007,000	2,716,000
Prepaid expenses and other current assets	972,000	880,000

Total current assets	75,397,000	55,856,000

Plant and equipment — net	4,123,000	4,758,000
Deferred tax asset	890,000	378,000
Other assets	762,000	774,000

TOTAL ASSETS	$81,172,000	$61,766,000

LIABILITIES
Current liabilities:
Accounts payable	$20,248,000	$13,456,000
Accrued liabilities	2,887,000	2,851,000
Line of credit	—	3,000,000
Deferred compensation	361,000	260,000
Other current liabilities	80,000	62,000
Credit due customer	11,750,000	—
Current portion of capital lease obligations	378,000	409,000

Total current liabilities	35,704,000	20,038,000
Deferred income	—	100,000
Credit due customer, less current portion	1,162,000	—
Capitalized lease obligations, less current portion	1,066,000	1,247,000

TOTAL LIABILITIES	37,932,000	21,385,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,173,955 and 8,085,955 shares issued and outstanding at September 30, 2004 and March 31, 2004	82,000	81,000
Additional paid-in capital	53,556,000	53,096,000
Accumulated other comprehensive loss	(83,000)	(78,000)
Accumulated deficit	(10,315,000)	(12,718,000)

TOTAL SHAREHOLDERS’ EQUITY	43,240,000	40,381,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$81,172,000	$61,766,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)
(RESTATED)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net sales	$46,515,000	$40,878,000	$25,283,000	$21,705,000
Cost of goods sold	35,332,000	32,384,000	17,946,000	18,110,000

Gross profit	11,183,000	8,494,000	7,337,000	3,595,000

Operating expenses:
General and administrative	5,037,000	5,283,000	2,416,000	2,921,000
Sales and marketing	1,133,000	707,000	511,000	414,000
Research and development	388,000	281,000	209,000	137,000

Total operating expenses	6,558,000	6,271,000	3,136,000	3,472,000

Operating income	4,625,000	2,223,000	4,201,000	123,000
Interest expense — net of interest income	800,000	581,000	449,000	288,000

Income before income tax expense	3,825,000	1,642,000	3,752,000	(165,000)
Income tax expense	1,422,000	677,000	1,395,000	36,000

Net income (loss)	$2,403,000	$965,000	$2,357,000	$(201,000)

Basic net income (loss) per share	$0.30	$0.12	$0.29	$(0.03)

Diluted net income (loss) per share	$0.28	$0.12	$0.27	$(0.03)

Weighted average number of shares outstanding:
— basic	8,125,982	7,998,326	8,157,172	7,995,350

— diluted	8,590,254	8,125,339	8,603,916	7,995,350

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)
(RESTATED)

	Six Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income	$2,403,000	$965,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,006,000	1,195,000
Deferred income taxes	1,203,000	430,000
Tax benefit from employee stock options exercised	219,000	—
Changes in current assets and liabilities:
Accounts receivable	3,668,000	9,356,000
Inventory	(17,860,000)	2,327,000
Prepaid income tax	(49,000)	28,000
Inventory unreturned	(292,000)	(823,000)
Prepaid expenses and other current assets	(90,000)	—
Other assets	5,000	44,000
Accounts payable and accrued liabilities	6,824,000	2,638,000
Deferred compensation	101,000	15,000
Income taxes payable	—	172,000
Credit due customer	12,912,000	—
Other liabilities	(82,000)	(1,000)

Net cash provided by operating activities	9,968,000	16,346,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(364,000)	(642,000)
Change in short term investments	(108,000)	(61,000)

Net cash used in investing activities	(472,000)	(703,000)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	(3,000,000)	(6,932,000)
Net payments on capital lease obligations	(212,000)	(403,000)
Exercise of stock options	241,000	72,000
Repurchase of warrants and stock options	—	(1,009,000)

Net cash used in financing activities	(2,971,000)	(8,272,000)

Effect of exchange rate changes on cash	(1,000)	(17,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,524,000	7,354,000
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,630,000	1,307,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$14,154,000	$8,661,000

Supplemental disclosures of cash flow information:
Cash paid during the quarter for:
Interest	$830,000	$586,000
Income taxes	$50,000	$142,000
Non-cash investing and financing activities:
Property acquired under capital lease	—	$755,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
September 30, 2004 and 2003
(Unaudited)

     The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd., and Motorcar Parts de Mexico, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. Amounts related to disclosures of March 31, 2004 balances were derived from the Company’s audited consolidated financial statements as of March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, as amended by the Form 10-K/A filed on July 29, 2004 and the Form 10-K/A (Amendment No. 2) filed on June 10, 2005.

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

     The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore and Malaysia and, in June 2005, began limited remanufacturing in Mexico.

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

     We also corrected an error in our inventory valuation policies and processes in order to conform to the lower-of-cost-or-market approach set forth by Accounting Research Bulletin 43. As a result, the Company eliminated its general valuation reserve amounts and changed our method of determining market value of core inventory. At each March 31, the Company now compares the carrying cost of cores to the highest quoted broker prices and reduces all cores that have a carrying value that is greater than the highest quoted core broker price. The Company previously used the highest core broker price plus a factor to adjust the carrying value of cores at each March 31. At each September 30, the Company estimates market price to be the highest core broker price plus a factor which takes into account seasonal price fluctuations.

     The Company has also correctly classified $54,000 of capital expenditures that were improperly included in research and development expenses in the September 30, 2004 consolidated financial statements in the press release dated November 23, 2004 and attached as exhibit 99.1 to the Form 8-K filed on November 23, 2004 (the “November 23, 2004 Press Release”). Additionally, the Company has corrected the common stock balance related to the issuance of shares upon the exercise of options during the three months ended September 30, 2004. The Company has also corrected the additional paid-in capital balance by $22,000 to reflect the correct tax benefit of employee stock options exercised during the three months ended September 30, 2004.

     The Company’s review of its accounting policies, and the restatement of financial results being made in this Form 10-Q, was precipitated in part by comments that the Company received from the Securities and Exchange Commission’s Division of Corporation Finance in connection with the SEC’s review of the Company’s financial information contained in prior periodic report filings. The Company may make additional changes, including adjusting certain items in this restatement if requested to do so by the SEC based on the results of its review.

     The above revisions, in part, impacted the consolidated balance sheet at September 30, 2004, and the consolidated statements of operations and consolidated statements of cash flows for the six and three-month periods ended September 30, 2004 and 2003 that were originally issued by the Company in our November 23, 2004 Press Release. The consolidated financial statements for the periods ended September 30, 2003 were originally included in the Form 10-Q for September 30, 2003 that we filed on November 14, 2003.

     The impact of these restatements, which have been reflected throughout the consolidated financial statements and accompanying notes, are as follows:

Consolidated Balance Sheet (Restated)

	September 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
ASSETS
Current Assets:
Cash and cash equivalents	$14,154,000	$—	$14,154,000
Short term investments	398,000	—	398,000
Accounts receivable, net of allowance for doubtful accounts	10,438,000	(4,316,000)	6,122,000
Inventory – net	46,696,000	(3,244,000)	43,452,000
Deferred tax asset	6,929,000	142,000	7,071,000
Prepaid income tax	69,000	152,000	221,000
Inventory unreturned	—	3,007,000	3,007,000
Prepaid expenses and other current assets	1,270,000	(298,000)	972,000

Total current assets	79,954,000	(4,557,000)	75,397,000

Plant and equipment – net	4,069,000	54,000	4,123,000
Deferred tax asset	—	890,000	890,000
Other assets	762,000	—	762,000

TOTAL ASSETS	$84,785,000	$(3,613,000)	$81,172,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,248,000	$—	$20,248,000
Accrued liabilities	2,887,000	—	2,887,000
Deferred compensation	361,000	—	361,000
Other current liabilities	80,000	—	80,000
Credit due customer	11,750,000	—	11,750,000
Current portion of capital lease obligations	378,000	—	378,000

Total current liabilities	35,704,000	—	35,704,000

Deferred tax liability	689,000	(689,000)	—
Credit due customer, less current portion	1,162,000	—	1,162,000
Capital lease obligations, less current portion	1,066,000	—	1,066,000

TOTAL LIABILITIES	38,621,000	(689,000)	37,932,000

Commitments and Contingencies	—	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; none issued	—	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,173,955 shares issued and outstanding at September 30, 2004	81,000	1,000	82,000
Additional paid-in capital	53,578,000	(22,000)	53,556,000
Accumulated other comprehensive loss	(83,000)	—	(83,000)
Accumulated deficit	(7,412,000)	(2,903,000)	(10,315,000)

TOTAL SHAREHOLDERS’ EQUITY	46,164,000	(2,924,000)	43,240,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$84,785,000	$(3,613,000)	$81,172,000

Consolidated Statements of Operations (Restated)

	Six months ended September 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$41,800,000
Adjustment for estimated inventory returns		$2,874,000
Adjustment for gross profit on stock adjustment returns		1,841,000

Net sales, as restated		4,715,000	$46,515,000

Cost of goods sold, as originally reported	31,036,000
Adjustment for estimated inventory returns		2,506,000
Adjustment for gross profit on stock adjustment returns		1,695,000
Core valuation adjustment		95,000

Cost of goods sold, as restated		4,296,000	35,332,000

Gross profit	10,764,000	419,000	11,183,000

Operating expenses:
General and administrative	5,037,000	—	5,037,000
Sales and marketing	1,133,000	—	1,133,000
Research and development	442,000	(54,000)	388,000

Total operating expenses	6,612,000	(54,000)	6,558,000

Operating income	4,152,000	473,000	4,625,000
Interest expense — net	800,000	—	800,000

Income before income tax expense	3,352,000	473,000	3,825,000

Income tax expense, as originally reported	1,260,000
Income tax adjustment		162,000

Income tax expense, as restated	—	162,000	1,422,000

Net income	$2,092,000	$311,000	$2,403,000

Basic income per share	$0.26	$0.04	$0.30

Diluted income per share	$0.24	$0.04	$0.28

Weighted average shares outstanding:
— basic	8,125,982		8,125,982

— diluted	8,590,254		8,590,254

Consolidated Statements of Operations (Restated)

	Six months ended September 30, 2003
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$83,526,000
Eliminate sales of cores		$(39,406,000)
Adjustment for estimated inventory returns		(3,930,000)
Adjustment for gross profit on stock adjustment returns		688,000

Net sales, as restated		(42,648,000)	$40,878,000

Cost of goods sold, as originally reported	72,388,000
Eliminate cost of goods sold — core		(39,406,000)
Adjustment for estimated inventory returns		(1,921,000)
Adjustment for gross profit on stock adjustment returns		1,251,000
Core valuation adjustment		72,000

Cost of goods sold, as restated		(40,004,000)	32,384,000

Gross profit	11,138,000	(2,644,000)	8,494,000

Operating expenses:
General and administrative	5,283,000	—	5,283,000
Sales and marketing	707,000	—	707,000
Research and development	281,000	—	281,000

Total operating expenses	6,271,000	—	6,271,000

Operating income	4,867,000	(2,644,000)	2,223,000
Interest expense — net	581,000	—	581,000

Income before income tax expense	4,286,000	(2,644,000)	1,642,000

Income tax expense, as originally reported	1,708,000
Income tax adjustment		(1,031,000)

Income tax expense, as restated	—	(1,031,000)	677,000

Net income	$2,578,000	$(1,613,000)	$965,000

Basic income per share	$0.32	$(0.20)	$0.12

Diluted income per share	$0.32	$(0.20)	$0.12

Weighted average shares outstanding:
— basic	7,998,326		7,998,326

— diluted	8,125,339		8,125,339

Consolidated Statements of Operations (Restated)

	Three months ended September 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$23,491,000
Adjustment for estimated inventory returns		$1,212,000
Adjustment for gross profit on stock adjustment returns		580,000

Net sales, as restated		1,792,000	$25,283,000

Cost of goods sold, as originally reported	16,642,000
Adjustment for estimated inventory returns		393,000
Adjustment for gross profit on stock adjustment returns		714 ,000
Core valuation adjustment		197,000

Cost of goods sold, as restated		1,304,000	17,946,000

Gross profit	6,849,000	488,000	7,337,000

Operating expenses:
General and administrative	2,416,000	—	2,416,000
Sales and marketing	511,000	—	511,000
Research and development	263,000	(54,000)	209,000

Total operating expenses	3,190,000	(54,000)	3,136,000

Operating income	3,659,000	542,000	4,201,000
Interest expense — net	449,000	—	449,000

Income before income tax expense	3,210,000	542,000	3,752,000

Income tax expense, as originally reported	1,209,000
Income tax adjustment		186,000

Income tax expense, as restated	—	186,000	1,395,000

Net income	$2,001,000	$356,000	$2,357,000

Basic income per share	$0.25	$0.04	$0.29

Diluted income per share	$0.23	$0.04	$0.27

Weighted average shares outstanding:
— basic	8,157,172		8,157,172
— diluted	8,603,916		8,603,916

Consolidated Statements of Operations (Restated)

	Three months ended September 30, 2003
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$46,424,000
Eliminate sales of cores		$(21,197,000)
Adjustment for estimated inventory returns		(3,777,000)
Adjustment for gross profit on stock adjustment returns		255,000

Net sales, as restated		(24,719,000)	$21,705,000

Cost of goods sold, as originally reported	39,388,000
Eliminate cost of goods sold — core		(21,197,000)
Adjustment for estimated inventory returns		(726,000)
Adjustment for gross profit on stock adjustment returns		462,000
Core valuation adjustment		183,000

Cost of goods sold, as restated		(21,278,000)	18,110,000

Gross profit	7,036,000	(3,441,000)	3,595,000
Operating expenses:
General and administrative	2,921,000	—	2,921,000
Sales and marketing	414,000	—	414,000
Research and development	137,000	—	137,000

Total operating expenses	3,472,000	—	3,472,000

Operating income	3,564,000	(3,441,000)	123,000
Interest expense — net	288,000	—	288,000

Income (loss) before income tax expense	3,276,000	(3,441,000)	(165,000)

Income tax expense, as originally reported	1,378,000
Income tax adjustment		(1,342,000)

Income tax expense, as restated	—	(1,342,000)	36,000

Net income (loss)	$1,898,000	$(2,099,000)	$(201,000)

Basic income (loss) per share	$0.24	$(0.27)	$(0.03)

Diluted income (loss) per share	$0.23	$(0.26)	$(0.03)

Weighted average shares outstanding:
— basic	7,995,350		7,995,350

— diluted	8,227,735		7,995,350

Consolidated Statements of Cash Flows (Restated)

	Six Months Ended September 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$2,092,000	$311,000	$2,403,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,006,000	—	1,006,000
Deferred income taxes	868,000	335,000	1,203,000
Tax benefit from employee stock options exercised	240,000	(21,000)	219,000
Changes in current assets and liabilities:
Accounts receivable	4,189,000	(521,000)	3,668,000
Inventory	(17,955,000)	95,000	(17,860,000)
Prepaid income tax	102,000	(151,000)	(49,000)
Inventory unreturned	—	(292,000)	(292,000)
Prepaid expenses and other current assets	(389,000)	299,000	(90,000)
Other assets	5,000	—	5,000
Accounts payable and accrued liabilities	6,824,000	—	6,824,000
Deferred compensation	101,000	—	101,000
Credit due customer	12,912,000	—	12,912,000
Other liabilities	(82,000)	—	(82,000)

Net cash provided by operating activities	9,913,000	55,000	9,968,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(310,000)	(54,000)	(364,000)
Change in short term investments	(108,000)	—	(108,000)

Net cash used in investing activities	(418,000)	(54,000)	(472,000)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	(3,000,000)	—	(3,000,000)
Net payments on capital lease obligations	(212,000)	—	(212,000)
Exercise of stock options	242,000	(1,000)	241,000

Net cash used in financing activities	(2,970,000)	(1,000)	(2,971,000)

Effect of exchange rate changes on cash	(1,000)	—	(1,000)

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,524,000	—	6,524,000
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,630,000	—	7,630,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$14,154,000	$—	$14,154,000

	Six Months Ended September 30, 2003
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$2,578,000	$(1,613,000)	$965,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,195,000	—	1,195,000
Deferred income taxes	1,461,000	(1,031,000)	430,000
Changes in current assets and liabilities:
Accounts receivable	5,081,000	4,275,000	9,356,000
Inventory	2,255,000	72,000	2,327,000
Prepaid income tax	28,000	—	28,000
Inventory unreturned	—	(823,000)	(823,000)
Prepaid expenses and other current assets	—	—	—
Other assets	44,000	—	44,000
Accounts payable and accrued liabilities	2,638,000	—	2,638,000
Deferred compensation	15,000	—	15,000
Income taxes payable	172,000	—	172,000
Other liabilities	879,000	(880,000)	(1,000)

Net cash provided by operating activities	$16,346,000	$—	$16,346,000

There were no changes to previously reported cash flows from investing and financing activities for the six months ended September 30, 2003

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

     Unit value revenue is recorded based on the Company’s price list, which is revised from time-to-time, net of applicable discounts and allowances. When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. We recognize revenue for cores based upon an estimate of the rate in which customers will pay cash for cores in lieu of returning cores for credits. Beginning in fiscal year 2005, the Company began to recognize core charge revenue based on a quarterly estimate. The revenue from core charges had previously been recorded at the end of the fiscal year. This change in accounting estimate resulted in revenues for the six months and three months ended September 30, 2004 of $2,227,000 and $1,209,000, respectively and a corresponding cost of goods sold for the six months and three months ended September 30, 2004 of $1,236,000 and $608,000, respectively.

     The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists.” The Company reduces revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.

     Previously, the Company sold product at a discount to one customer. Under this arrangement, the customer did not have the right to return finished goods. In August 2004, at the request of the customer, the Company modified this arrangement to allow the customer to return finished goods. Additionally, the Company received a one-time refund of $1,673,000 to reimburse the Company for prior discounts provided under the original arrangement.

     During fiscal 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. Net sales from POS inventory were $2,652,000 and $2,269,000 for the six months ended September 30, 2004 and 2003, respectively, and $1,276,000 and $2,244,000 for the three months ended September 30, 2004 and 2003, respectively.

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

     The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	September 30,	March 31,
	2004	2004
Estimated sales returns	$517,000	$992,000
Estimated core inventory returns	$4,653,000	$3,852,000

NOTE D – Stock-based Compensation

     The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,”-an amendment of SFAS 123. The following table presents pro forma net income had compensation costs associated the Company’s option arrangements been determined in accordance with SFAS 123:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$2,403,000	$965,000	$2,357,000	$(201,000)
Stock-based compensation charges reported in net income	—	—	—	—
Pro forma stock-based compensation, net of tax	(876,000)	(4,000)	(496,000)	—

Pro forma net income (loss)	$1,527,000	$961,000	$1,861,000	$(201,000)

Basic income (loss) per share	$0.30	$0.12	$0.29	$(0.03)
Basic income (loss) per share – pro forma	$0.19	$0.12	$0.23	$(0.03)
Diluted income (loss) per share	$0.28	$0.12	$0.27	$(0.03)
Diluted income (loss) per share – pro forma	$0.18	$0.12	$0.22	$(0.03)

NOTE E — Inventory

     Inventory is comprised of the following:

	September 30,	March 31,
	2004	2004
Raw materials and cores	$17,702,000	$12,645,000
Work-in-process	405,000	621,000
Finished goods	15,125,000	12,620,000

	33,232,000	25,886,000

Less allowance for excess and obsolete inventory	(2,400,000)	(2,637,000)

	30,832,000	23,249,000

Pay-on-scan inventory	12,620,000	2,346,000

Total	$43,452,000	$25,595,000

NOTE F — Inventory Unreturned

     Inventory unreturned represents cores and finished goods shipped to customers and stated at the lower of cost or market. Upon product shipment, the Company establishes the inventory unreturned asset account and reduces the inventory account accordingly. The inventory unreturned asset account reflects the value of shipped cores and finished goods expected to be returned. Inventory unreturned is comprised of the following:

	September 30,	March 31,
	2004	2004
Cores	$2,586,000	$2,379,000
Finished goods	421,000	337,000

Total	$3,007,000	$2,716,000

NOTE G — Multi-Year Exclusive Arrangement and Inventory Transaction with the Largest Customer

     In May 2004, the Company entered into an agreement with its largest customer to become its primary supplier of import alternators and starters for its eight distribution centers. As part of this four year agreement, the Company entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer will not be obligated to purchase the merchandise the Company has shipped to the customer that is covered by the POS arrangement until that merchandise is ultimately sold to the end-user. The Company also agreed to purchase approximately $24 million of the customer’s current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. As of September 30, 2004, the Company had acquired $24,130,000 of inventory from the customer. The Company is paying for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that the Company continue to meet its historical performance and competitive standards.

     The Company did not record the inventory acquired from the customer as part of this transaction (the “transition inventory”) as an asset because it does not meet the description of an asset provided in FASB Concepts Statement No. 6, “Elements of Financial Statements” (“CON 6”). Therefore, the Company will not recognize revenues from the customer’s sales of the transition inventory.

     The Company has agreed to issue credits in an amount equal to the transition inventory. Based on the description of a liability in CON 6, the Company recognizes the amount of its obligation to the customer as the customer sells the transition inventory and recognizes a payable to the Company. During the six months ended September 30, 2004, the customer sold $14,712,000 of the transition inventory and MPA issued credit memos of $1,800,000, resulting in a net obligation to the customer of $12,912,000 as reflected on the Company’s September 30, 2004 balance sheet.

     As the issuance of credit memos to the customer generally lags sales of the transition inventory, the Company receives cash in the early months of the agreement which will be offset in the future by lower cash collections resulting from credits issued to the customer. As of September 30, 2004, the Company had agreed to issue future credit memos to the customer in the following amounts:

Fiscal Quarter
Q3 2005	$2,600,000
Q4 2005	$2,700,000
Q1 2006	$3,180,000
Q2 2006	$3,270,000
Q3 2006	$3,270,000
Q4 2006	$3,270,000
Q1 2007	$4,040,000

Total	$22,330,000

     In connection with this POS arrangement, the Company recognized a liability of approximately $460,000 to reflect that the price the Company is paying for the cores included within the non-MPA portion of the transition inventory is greater than the market value of these cores.

     The Company also agreed to cooperate with the customer to use reasonable commercial efforts to convert all products sold by MPA to the customer to the POS arrangement by April 2006. In the event the conversion is not accomplished by April 2006, the Company agreed to amend the agreement to acquire an additional $24 million of inventory and to provide the customer with an additional $24 million of credit memos to be issued and applied in equal monthly installments to current receivables over a 24-month period ending April 2008.

NOTE H — Line of Credit; Factoring Agreement

     On May 28, 2004 the Company secured a $15,000,000 credit facility with a new bank. The new revolving credit line, which replaced the Company’s previous asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. The new bank holds a security interest in substantially all of the Company’s assets. As of September 30, 2004, no amounts were outstanding under this line of credit and the Company had reserved $3,100,000 of the line for standby letters of credit for worker’s compensation insurance. The new loan agreement matures on October 2, 2006.

     The new bank loan agreement includes various financial conditions of which the major compliance requirements are tangible net worth of not less than $39,000,000 increased by 75% of net profit after taxes each quarter, EBITDA of not less than $3,000,000 for each quarter and $14,000,000 for the four most recent fiscal quarters, fixed charge ratio of not less than 1.25 to 1.00 as of the last day of each quarter, quick ratio of not less than 0.65 to 1.00 as of the close of each quarter, capital expenditures of less than $2,500,000 and operating lease obligations of not more than $2,000,000. The Company was in default of a bank covenant for failure to achieve EBITDA of not less than $14,000,000 in EBITDA for the four fiscal quarters ended September 30, 2004. On November 10, 2004, the bank waived the Company’s breach of this EBITDA covenant. The Company received a similar waiver on August 13, 2004 following the Company’s failure to achieve EBITDA of not less than $14 million for the four fiscal quarters ended June 30, 2004. See Note O for subsequent bank waivers.

     In accordance with two separate agreements, executed on July 30, 2004 and August 21, 2003, with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold. This discount arrangement has allowed the Company to accelerate collection of the customers’ receivables aggregating $46,819,000 and $28,605,000 for the six months ended September 30, 2004 and 2003, respectively, by an average of 171 days and 148 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the six months ended September 30, 2004 and 2003 was 3.6% and 3.0%, respectively. The amount of the discount on these receivables, $716,000 and $352,000 for the six months ended September 30, 2004 and 2003, respectively, was recorded as interest expense.

NOTE I — Net Income Per Share

     The following represents a reconciliation of basic and diluted net income (loss) per share:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$2,403,000	$965,000	$2,357,000	$(201,000)
Basic Shares	8,125,982	7,998,326	8,157,172	7,995,350
Effect of dilutive stock options	464,272	127,013	446,744	—

Diluted shares	8,590,254	8,125,339	8,603,916	7,995,350

Basic	$0.30	$0.12	$0.29	$(0.03)
Diluted	$0.28	$0.12	$0.27	$(0.03)

     The effect of dilutive options excludes 368,525 anti-dilutive options, with exercise prices ranging from $8.70 to $19.13 per share, and 460,875 anti-dilutive options, with exercise prices ranging from $3.15 to $19.13 per share, for the six months ended September 30, 2004 and 2003, respectively. For the three months ended September 30, 2004 and 2003, the effect of dilutive options excludes 368,525 anti-dilutive options, with exercise prices ranging from $8.70 to $19.13 per share, and 825,375 anti-dilutive options, with exercise prices ranging from $8.00 to $19.13 per share, respectively.

NOTE J — Litigation

     In fiscal 2002, the Company settled a class action lawsuit alleging that, from 1996 to 1999, the Company misstated earnings in violation of securities laws. Under the terms of the settlement agreement, the plaintiffs received $7,500,000. Of this amount, the Company’s directors and officers’ insurance carrier paid $6,000,000 and the Company paid the balance.

     In fiscal 2003, the SEC filed a civil suit against the Company and its former chief financial officer, Peter Bromberg, arising out of the SEC’s investigation into the Company’s fiscal 1997 and 1998 financial statements (“Complaint”). Simultaneously, with the filing of the SEC Complaint, the Company agreed to settle the SEC’s action without admitting or denying the allegations in the Complaint. Under the terms of the settlement agreement, the Company is subject to a permanent injunction barring the Company from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon the Company in connection with this settlement with the SEC.

     On May 20, 2004, the SEC and the United States Attorney’s Office announced that Peter Bromberg was sentenced to ten months, including five months of incarceration and five months of home detention, for making false and misleading statements about the Company’s financial condition and performance in its 1997 and 1998 Forms 10-K filed with the SEC.

     In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. Mr. Marks agreed to plead guilty to the criminal charges, and on June 17, 2005 he was sentenced to nine months in prison, nine months of home detention, 18 months of probation and fined $50,000. In settlement of the SEC’s civil fraud action, Mr. Marks paid over $1.2 million and was permanently barred from serving as an officer or director of a public company.

     Based upon the terms of agreements it had previously entered into with Mr. Marks, the Company has been paying the costs he has incurred in connection with the SEC and U.S. Attorney’s Office’s investigation. On his behalf, during the six months ended September 30, 2004 and 2003, the Company incurred costs of approximately $281,000 and $709,000, respectively, and for the three months ended September 30, 2004 and 2003, the Company incurred costs of approximately $58,000 and $195,000, respectively.

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

NOTE K — Shareholders’ Equity

     During the six months ended September 30, 2004, options to purchase 88,000 shares of stock at prices ranging from $1.10 to $9.00 per share were exercised. The following table shows the increase in additional paid in capital as a result of the exercise of those options:

Beginning balance April 1, 2004	$53,096,000
Exercise of an option to purchase 88,000 shares	241,000
Tax benefit from employee stock options exercised	219,000

Ending balance September 30, 2004	$53,556,000

NOTE L — Marketing Allowances

     The Company records the cost of all marketing allowances provided to its customers in accordance with the Emerging Issues Task Force (EITF) 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” Under the EITF, voluntary marketing allowances related to a single exchange of product are recorded as a reduction of sales in the period the related revenues are recognized. Other marketing allowances are recorded as a reduction over the life of the contract. For the six months ended September 30, 2004 and 2003, the Company recorded a reduction in revenues of $5,591,000 and $3,634,000, respectively, attributable to marketing allowances. For the three months ended September 30, 2004 and 2003, the Company recorded a reduction in revenues of $2,466,000 and $1,332,000, respectively, attributable to marketing allowances.

NOTE M — Major Customers

     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
Sales	2004	2003	2004	2003
Customer A	74%	65%	74%	71%
Customer B	12%	15%	13%	14%
Customer C	8%	14%	6%	10%

	September 30,	March 31,
Accounts Receivable	2004	2004
Customer A	63%	61%
Customer B	20%	17%
Customer C	8%	15%

NOTE N – Comprehensive Income

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

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
	(Restated)	(Restated)	(Restated)	(Restated)
Net income	$2,403,000	$965,000	$2,357,000	$(201,000)
Foreign currency translation	(5,000)	(37,000)	(4,000)	—

Comprehensive income	$2,398,000	$928,000	$2,353,000	$(201,000)

NOTE O — Subsequent Events

     On October 28, 2004, the Company’s wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico for a remanufacturing facility. In May 2005, the Company took possession of these premises, and in June 2005, the Company began limited remanufacturing at the location. The Company guarantees the payment obligations of its wholly owned subsidiary under the terms of the lease. The lease has a term of 10 years from the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. The triple net lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. Motorcar Parts de Mexico also has a right of first refusal on an additional 41,000 square feet in the same building.

     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation,” and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requirements of SFAS No.123R are effective for fiscal end periods beginning after December 15, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. We have not yet completed our analysis of the impact of adopting SFAS 123R, but based upon current estimates of fair value, net income would have been reduced by approximately $876,000 for the six months ending September 30, 2004 and reduced by approximately $496,000 for the three months ending September 30, 2004.

     The Company was in default of a bank covenant for failure to achieve EBITDA of not less than $14,000,000 for the four fiscal quarters ended December 31, 2004. On February 18, 2005, the bank waived the Company’s breach of this EBITDA covenant. The Company was also in default for (i) failing to provide the bank with its public reports on Form 10-Q for the fiscal quarters ended June

30, 2004, September 30, 2004 and December 31, 2004, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended March 31, 2005, (iii) making capital expenditures during the fiscal year ended March 31, 2005 in an amount in excess of $2,500,000 and (iv) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On June 29, 2005, the bank provided the Company with a waiver of these covenant defaults. The ongoing effect of this waiver is conditioned upon the Company’s delivery to the bank of (i) its 10-Q for the quarter ended September 30, 2004 by July 15, 2005 and (ii) its 10-Q for the quarter ended December 31, 2004 by July 29, 2005. The Company has filed the 10-Q for the quarter ended September 30, 2004 by July 15, 2005, and believes it can provide the 10-Q for the December 31, 2004 quarter to the bank within the time period provided in the waiver.

     Pending the delivery of these reports, the bank has limited the Company’s ability to draw down on its line of credit. The Company can now draw down up to $4 million under its line of credit, in addition to the $4,301,000 that is currently set aside for purposes of supporting the outstanding letters of credit issued by the bank under the credit agreement. If the Company provides the bank with the 10-Q for the quarter ended December 31, 2004 within the timeframes set forth in the preceding paragraph, the availability under the line will increase, and the entire availability under the line of credit will be restored if the Company provides the bank with its 10-K for the year ended March 31, 2005 by August 22, 2005.

     During the fourth quarter of fiscal 2005, the Company was awarded a contract to supply one of the largest automobile manufacturers in the world with a new line of remanufactured alternators and starters for the North American marketplace. Under this agreement, which expires on December 31, 2010, the Company will supply a new line of remanufactured alternators and starters covering all domestic and import makes and models of cars and light trucks. This new line will be sold in both the United States and Canada. In addition, the Company agreed to issue credits to this customer of approximately $6,000,000. The issuance of these credits will offset the recognition of sales to this customer, and it is anticipated that these credits will be utilized over a period not exceeding a year from the inception of the agreement.

     As of March 1, 2005, the Company entered into a new agreement with one of its major customers. As part of this agreement, the Company’s designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary promotional allowances, the Company agreed to acquire the customer’s import alternator and starter core inventory of approximately $10,300,000 by issuing credits over a multi-year period. The customer is obligated to repurchase the cores in the customer’s inventory upon termination of the agreement for any reason.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, potential future changes in our accounting policies that may be made as the SEC’s review of our previously filed public report proceeds, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, increases in interest rates, changes in the financial condition of any of our major customers, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the Securities and Exchange Commission.

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

     Our expanded relationship with the customer and our new relationship with one of the largest automobile manufacturers in the world, as more fully described in this report, are expected to have an ongoing and meaningful impact on our operations, financial results and capital requirements. We have expanded our operations and built-up our inventory to meet the requirements or these new or expanded relationships, and we have incurred certain transition costs associated with this build-up.

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

     As previously noted in Note B, this quarterly report includes our unaudited and restated consolidated balance sheet at September 30, 2004, and the unaudited and restated consolidated statements of operations and consolidated statements of cash flows for the six and three-month periods ended September 30, 2004 and 2003. As more fully described below and in this report, our consolidated financial statements have been restated to (i) effect a change in accounting policy with respect to accounting for sales to customers on a net-of-core-value basis and the recognition of the related core revenues and costs, (ii) correct our policy with respect to the accrual for stock adjustments and other returns, including the future returns of finished goods and cores, with an additional correction of an error which resulted in the double-counting of a core charge associated with product returns, (iii) effect a change in our method for valuing cores, and (iv) effect a change in our estimate for recognizing the under-return of cores.

     Revenue Recognition; Net-of-Core-Value Basis

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

•	The amount of the credit granted to a customer for inventory overstocks is negotiated with our customers

•	and may be different than the total sales value of the inventory returned based on our price lists;

•	The product mix of anticipated inventory overstocks often varies from the product mix sold; and

•	The standard costs of inventory received will vary based on the part numbers received.

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

     Inventory Valuation

     The Company values cores at the lower of cost or market. To take in account the seasonality of our business, market value of cores is recalculated at March and September of each year. The semi-annual recalculation in March reflects the higher seasonal demand preceding the warm summer months and the semi-annual recalculation in September reflects the lower seasonal demand preceding the colder months. Previously, in March, we determined that market value equated to the highest core broker price plus a factor representing the fluctuation of core values during the year. Because March generally represents the high point in the core broker market, we have corrected our method of valuation and now in March only use the high core broker price without the added factor. We continue to revalue our cores in September to high core broker price plus a factor to allow for the temporary decrease in market value during the slower season. The restated financial statements included in this quarterly report also reflect the elimination of our general valuation reserve amounts that were based on the useful life expectancy of vehicles.

     Accounting for Under Returns of Cores

     Based on our experience, contractual arrangements with customers and inventory management practices, we receive and purchase a used but remanufacturable core from customers for almost every remanufactured alternator or starter we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of used cores lagging sales. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. Beginning in fiscal year 2005, we began to recognize core charge revenue on a quarterly basis. For the six months ended September 30, 2004 we recognized $2,227,000 in core revenues and $1,236,000 in core cost of sales, and for the three months ended September 30, 2004, we recognized $1,209,000 in core revenues and $608,000 in core cost of sales. The revenue from core charges had previously been recorded at the end of the fiscal year.

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

Results of Operations for the six months ended September 30, 2004 and 2003

     The following discussion and analysis should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere herein.

     The following table summarizes our key operating data for the periods indicated:

	Six Months Ended
	September 30,
	2004	2003
Finished good units produced	1,536,000	1,179,000
Total finished good units sold	1,337,000	1,229,000
Finished good returns as a percentage of finished good sales	21.9%	22.3%
Cores returned as a percentage of core shipped	95.7%	97.1%
Average net sales price per unit sold (1)	$34.79	$33.26

(1)	Average sales price per unit sold is calculated by dividing total net sales by total units sold.

Following is our restated unaudited historical results of operation, reflected as a percentage of net sales:

	Six Months Ended
	September 30,
	2004	2003
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	76.0%	79.2%

Gross margin	24.0%	20.8%
General and administrative expenses	10.8%	12.9%
Sales and marketing expenses	2.4%	1.7%
Research and development expenses	0.8%	0.7%

Operating income	10.0%	5.5%
Interest expense – net of interest income	1.7%	1.4%
Provision for income tax expense	3.1%	1.7%

Net income	5.2%	2.4%

     Net Sales. Our net sales for the six months ended September 30, 2004 were $46,515,000, an increase of $5,637,000 or 13.8% over net sales for the six months ended September 30, 2003 of $40,878,000. In addition to increased sales volume with existing customers, net sales was also positively impacted by the modified arrangement we entered into with a customer in August 2004, in connection with which we received a one-time refund of $1,673,000 for cancellation of a discount arrangement. (For additional information, see Note C to the Consolidated Financial Statements in this Form 10-Q.) Additionally, prior to fiscal year 2005, we did not recognize under-return core income until the fourth quarter. However, commencing in fiscal year 2005, we began to recognize income from the under-return of cores on a quarterly basis; this change added $2,227,000 of core charge revenue. Net sales also increased due to the decrease in our estimate for sales returns which had the net effect of increasing our sales by $475,000.

     The increase in net sales for the six months ended September 30, 2004 did not fully reflect the increased volume in products that we have shipped to our largest customer on a pay-on-scan (“POS”) basis. These shipments resulted in an increase in our pay-on-scan inventory from $2,346,000 at March 31, 2004 to $12,620,000 at September 30, 2004. (For additional information, see Note G to the Consolidated Financial Statements included in this Form 10-Q.)

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased during the six months ended September 30, 2004 to 76.0%, which represents a decrease of 3.2% when compared to 79.2% for the six months ended September 30, 2003. The major reasons for this decrease in cost of goods sold was attributed to the sale of cores in the 2004 period relative to no sales of cores in the 2003 period. Margins for these cores were in excess of the margins for our finished goods during these periods. Additionally, we recognized revenue for a one-time refund for cancellation of a discount arrangement which ended in August 2004 as described in Note C to the Consolidated Financial Statements in this Form 10-Q.

     General and Administrative. Our general and administrative expense for the six months ended September 30, 2004 was $5,037,000, which represents a decrease of $246,000 or 4.7%, from the prior six months ended September 30, 2003 of $5,283,000. This decrease is principally due to the following factors: (1) a decrease of $428,000 in the amount of legal fees we incurred, pursuant to an indemnification agreement with Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations from $709,000 for the six months ended September 30, 2003 to $281,000 for the six months ended September 30, 2004, (2) a $400,000 contract settlement payment made to Richard Marks during the three months ended September 30, 2003, who at the request of the Board of Directors, submitted his resignation as an Advisor to the Board and the Chief Executive Officer, (3) a $45,000

bonus paid to the Company’s prior President and Chief Operating Officer during the six months ended September 30, 2003 and (4) a $38,000 decrease in depreciation expense. These decreases were principally offset by the following increases: (1) a $117,000 increase in payroll related to additional programmers and personnel in the information technology department, (2) a $47,000 increase related to increased staffing in our human resource department made to handle our expansion, (3) a $138,000 increase in the accounting department payroll related to the addition of a new controller, accounting manager and consultant to assist in our compliance with the Sarbanes-Oxley Act of 2002, (4) a $91,000 increase in bank fees related to the new credit facility, including annual letter of credit fees for workers compensation, (5) an increase of $73,000 in legal and accounting fees associated with the SEC’s review of our SEC filings, (6) an increase of $82,000 principally related to the hiring of an investor relations company and increased printing and filing costs and (7) $140,000 in expenses we have incurred to establish a manufacturing facility in Mexico. We began limited production in Mexico during the first quarter of fiscal 2006.

     Sales and Marketing. Our sales and marketing expenses increased over the periods by $426,000 or 60.3% to $1,133,000 for the six months ended September 30, 2004 from $707,000 for the six months ended September 30, 2003. This increase is principally attributable to costs incurred in connection with various marketing initiatives undertaken to strengthen our overall market presence and increase our sales to the traditional warehouse market. These initiatives included an update to, and electronic conversion of, our product catalog, and the development of an interactive website for consumer use. In addition, in November 2003 we hired a new senior sales executive, and related support staff, to target the traditional warehouse market.

     Research and Development. Our research and development expenses increased over this period by $107,000 or 38.1% to $388,000 for the six months ended September 30, 2004 from $281,000 for the six months ended September 30, 2003. This increase was attributable to salaries and benefits for new personnel.

     Interest expense. For the six months ended September 30, 2004 interest expense net of interest income was $800,000. This represents an increase of $219,000 over net interest expense of $581,000 for the six months ended September 30, 2003. This increase was principally attributable to an increase in short-term interest rates and an increase of $18,578,000 in the amount of accounts receivables that we discounted under our factoring arrangements. This increase was offset by the elimination of any outstanding loan balances under our line of credit that occurred during the six months ended September 30, 2004. Our outstanding loan balance was $3,000,000 as of September 30, 2003. Interest expense is comprised principally of discounts recognized in connection with our receivables discounting arrangements, interest on our line of credit facility and capital leases.

     Income Tax. For the six months ended September 30, 2004 and 2003, we recognized income tax expense of $1,422,000 and $677,000, respectively. For income tax purposes, we have available $11,576,000 and $5,283,000 of federal and state carry forwards, respectively, which expire in varying amounts through 2023.

Results of Operations for the three months ended September 30, 2004 and 2003

     The following discussion and analysis should be read in conjunction with the restated financial statements and notes thereto appearing elsewhere herein.

     The following table summarizes our key operating data for the periods indicated:

	Three Months Ended
	September 30,
	2004	2003
Finished good units produced	786,000	645,000
Total finished good units sold	719,000	668,000
Finished good returns as a percentage of finished good sales	23.2%	21.3%
Cores returned as a percentage of core shipped	99.3%	100.0%
Average net sales price per unit sold (1)	$35.16	$32.49

(1)	Average sales price per unit sold is calculated by dividing total net sales by total units sold.

     Following is our restated unaudited historical results of operation, reflected as a percentage of net sales:

	Three Months Ended
	September 30,
	2004	2003
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	71.0%	83.4%

Gross margin	29.0%	16.6%
General and administrative expenses	9.6%	13.5%
Sales and marketing expenses	2.0%	1.9%
Research and development expenses	0.8%	0.6%

Operating income	16.6%	0.6%
Interest expense – net of interest income	1.8%	1.3%
Provision for income tax expense	5.5%	0.2%

Net income (loss)	9.3%	(0.9)%

     Net Sales. Our net sales for the three months ended September 30, 2004 were $25,283,000, an increase of $3,578,000 or 16.5% over net sales for the three months ended September 30, 2003 of $21,705,000. In addition to increased sales volume with existing customers, net sales was also positively impacted by the modified arrangement we entered into with a customer in August 2004, in connection with which we received a one-time refund of $1,673,000 for cancellation of a discount arrangement. (For additional information, see Note C to the Consolidated Financial Statements in this Form 10-Q.) Additionally, prior to fiscal year 2005, we did not recognize under-return core income until the fourth quarter. However, commencing in fiscal year 2005, we began to recognize income from the under-return of cores on a quarterly basis; this change added $1,209,000 of core charge revenue.

     The increase in net sales for the three months ended September 30, 2004 did not fully reflect the increased volume in products that we have shipped to our largest customer on a pay-on-scan (“POS”) basis. These shipments resulted in an increase in our pay-on-scan inventory from $8,014,000 at June 30, 2004 to $12,620,000 at September 30, 2004. (For additional information, see Note G to the Consolidated Financial Statements included in this Form 10-Q.)

     Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased during the three months ended September 30, 2004 to 71.0%, which represents a decrease of 12.4% when compared to 83.4% for the three months ended September 30, 2003. The major reasons for this decrease in cost of goods sold was attributed to the sale of cores in the 2004 period relative to no sales of cores in the 2003 period. Margins for these cores were in excess of the margins for our finished goods during these periods. Additionally, we recognized revenue for a one-time refund for cancellation of a discount arrangement which ended in August 2004 as described in Note C to the Consolidated Financial Statements in this Form 10-Q.

     General and Administrative. Our general and administrative expense for the three months ended September 30, 2004 was $2,416,000, which represents a decrease of $505,000 or 17.3%, from the prior three months ended September 30, 2003 of $2,921,000. This decrease is principally due to the following factors: (1) a decrease of $226,000 in the amount of legal fees we incurred pursuant to an indemnification agreement with Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations from $245,000 for the three months ended September 30, 2003 to $19,000 for the three months ended September 30, 2004, (2) a $400,000 contract settlement payment made to Richard Marks, who at the request of the Board of Directors, submitted his resignation as an Advisor to the Board and the Chief Executive Officer during the three months ended September 30, 2003, (3) a $45,000 bonus paid to the Company’s prior President and Chief Operating Officer and (4) $23,000 decrease in depreciation expense. These decreases were principally offset by an increase in the following: (1) a $69,000 increase in payroll related to additional programmers and personnel in the information technology department, (2) a $82,000 increase in the accounting department payroll related to the addition of a new controller, accounting manager and consultant to assist in our compliance with the Sarbanes-Oxley Act of 2002, and (3) a $110,000 increase in the expenses we have incurred to transfer manufacturing to Mexico.

     Sales and Marketing. Our sales and marketing expenses increased over the periods by $97,000 or 23.4% to $511,000 for the three months ended September 30, 2004 from $414,000 for the three months ended September 30, 2003. This increase is principally attributable to costs incurred in connection with various marketing initiatives undertaken to strengthen our overall market presence and increase our sales to the traditional warehouse market. These initiatives included an update to, and electronic conversion of, our product catalog, and the development of an interactive website for consumer use. In addition, in November 2003 we hired a new senior sales executive, and related support staff, to target the traditional warehouse market.

     Research and Development. Our research and development expenses increased over this period by $72,000 or 52.6% to $209,000 for the three months ended September 30, 2004 from $137,000 for the three months ended September 30, 2003. This increase was attributable to salaries and benefits for new personnel.

     Interest expense For the three months ended September 30, 2004 interest expense net of interest income was $449,000. This represents an increase of $161,000 over net interest expense of $288,000 for the three months ended September 30, 2003. This increase was principally attributable to an increase in short-term interest rates and an increase of $11,226,000 in the amount of accounts receivables that we discounted under our factoring arrangements. This increase was offset by the elimination of any outstanding loan balances under our line of credit that occurred during the three months ended September 30, 2004. Our outstanding loan balance was $3,000,000 as of September 30, 2003. Interest expense is comprised principally of discounts recognized in connection with our receivables discounting arrangements, interest on our line of credit facility and capital leases.

     Income Tax. For the three months ended September 30, 2004 and September 30, 2003, we recognized income tax expense of $1,395,000 and $36,000, respectively. For income tax purposes, we have available $11,576,000 and $5,283,000 of federal and state carry forwards, respectively, which expire in varying amounts through 2023.

Liquidity and Capital Resources

     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, and when necessary, the use of our bank credit facility. Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations and the availability under our bank credit facility will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year.

Working Capital and Net Cash Flow

     At September 30, 2004, we had working capital of $39,693,000, a ratio of current assets to current liabilities of 2.11:1, and cash and cash equivalents of $14,552,000, which compares to working capital of $35,818,000, a ratio of current assets to current liabilities of 2.79:1, and cash and cash equivalents of $7,918,000 at March 31, 2004. Working capital increased primarily due to increased inventory of $17,860,000 due to our new POS arrangement and new business we have realized. (For additional information, see Note G to the Consolidated Financial Statements included in this Form 10-Q). The increase was partially offset by $12,912,000 of credits due to our new POS arrangement and by $6,792,000 of increased payables.

     Our net cash provided by operating activities was $9,968,000 for the six months ended September 30, 2004, compared to $16,346,000 for the six months ended September 30, 2003. The decrease of $6,378,000 from 2003 to 2004 was primarily due to a net decrease of $8,619,000 resulting from changes in our current assets and liabilities, primarily inventory and credits due to a major customer offset by an increase in net income of $1,438,000.

     Inventory and accounts payable were notably impacted by our supply arrangements. Inventory increased by $17,860,000 principally due to our new POS arrangement and new business we have realized. As a result of new business and increased production, our accounts payable increased by approximately $6,792,000 from March 31, 2004 to September 30, 2004. The accounting treatment that we have adopted to account for this arrangement has also resulted in a net liability to this customer of $12,912,000 at September 30, 2004. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.) This liability will be satisfied through the issuance of monthly credit memos ending in April 2006. The increase in inventory due to increased production was slightly offset by a reduction of $237,000 in our excess and obsolete inventory reserve account of $2,637,000 at March 31, 2004 to $2,400,000 at September 30, 2004. The reduction of our excess and obsolete inventory reserve of $237,000 is due to a change in our product mix.

     Net accounts receivable decreased by $3,668,000 as of September 30, 2004 compared to March 31, 2004. The decrease was primarily due to the increase in the rate of sales returns and core inventory returns of $1,546,000, and an increase in customer allowances of $1,325,000, all accounts contra to accounts receivable.

     Cash flow was positively impacted by $1,203,000 representing utilization of federal and state net operating loss carry forwards. At September 30, 2004, we had federal and state net operating loss carry forwards of $11,576,000 and $5,283,000, respectively, which expire in varying amounts through 2023.

     We used net cash in investing activities for each of the six months ended September 30, 2004 and 2003. Investing activities are primarily related to capital expenditures and the purchase and sale of investments. We expect to use cash in investing activities for the foreseeable future.

     During each of the six months ended September 30, 2004 and 2003, we used cash in financing activities primarily related to payment and borrowings under our line of credit and payments on and new capital lease obligations. Our financing activity net uses for the six months ended September 30, 2004 consisted primarily of repayments under our line of credit totaling $3,000,000 and payments on our capital lease obligations of $212,000. These uses were offset by cash provided by the exercise of stock options of $241,000. For a summary of our future expected line of credit, and capital lease payments and purchase obligations, see the contractual obligation table included below.

Capital Resources

Line of Credit

     In May 2004, we entered into a new loan agreement that replaced the facility we established in December 2002. Under this new agreement, we can borrow up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin of 2.00%. The new bank holds a security interest in substantially all of our assets. As of June 30, 2005 we had reserved $4,301,000 of our line for standby letters of credit for worker’s compensation insurance, and no amounts were outstanding under this line of credit. This new loan agreement expires on October 2, 2006.

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

     We were in default under our credit agreement for failure to achieve EBITDA of at least $14,000,000 in for the four fiscal quarters ended September 30, 2004. On November 10, 2004, the bank waived the Company’s breach of this EBITDA covenant. Subsequently, we were in default for failure to achieve EBITDA of not less than $14,000,000 for the four fiscal quarters ended December 31, 2004. On February 18, 2005 the bank waived our breach of this EBITDA covenant. We were also in default for (i) failing to provide the bank with our public reports on Form 10-Q for the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended March 31, 2005, (iii) making capital expenditures during the fiscal year ended March 31, 2005 in an amount in excess of $2,500,000 and (iv) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On June 29, 2005, the bank provided us with a waiver of these covenant defaults. The ongoing effect of this waiver is conditioned upon our delivery to the bank of (i) our 10-Q for the quarter ended September 30, 2004 by July 15, 2005 and (ii) our 10-Q for the quarter ended December 31, 2004 by July 29, 2005. We have filed the 10-Q for the quarter ended September 30, 2004 by July 15, 2005, and we believe we can provide the 10-Q for the December 31, 2004 quarter to the bank within the time period provided in the waiver.

     Pending the delivery of these reports, the bank has limited our ability to draw down on its line of credit. We can now draw down up to $4 million under the line of credit, in addition to the $4,301,000 that is set aside for purposes of supporting the outstanding letters of credit issued by the bank under the credit agreement. If we provide the bank with the 10-Q for the quarter ended December 31, 2004 within the timeframe set forth in the preceding paragraph, the amounts available to us under the line will increase. Finally, if we provide the bank with our 10-K for the year ended March 31, 2005 by August 22, 2005, the entire availability under the line of credit will be restored.

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

Receivable Discount Program

     Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at an agreed upon discount set at the time the receivables are sold. The discount has averaged 1.73% during the six months ended September 30, 2004 and has allowed us to accelerate collection of two of our customers’ receivables aggregating $47,535,000 by an average of 171 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the six months ended September 30, 2004 was 3.6%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $716,000 during the six months ended September 30, 2004. These interest costs will increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.

Multi-year Vendor Agreements

     We significantly expanded our production during the six months ended September 30, 2004. This increased production caused significant increases in our inventories and accounts payable. Because we are collecting cash for the transition inventory before we issue the monthly credits to purchase this inventory, this transaction helps finance our inventory build-up to meet production requirements. While we did not record the initial $21,231,000 of transition inventory that we purchased from the customer or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net liability to this customer of $12,912,000 at September 30, 2004. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.) This liability will be satisfied through the issuance of monthly credit memos ending in April 2006.

     We have also agreed that, with respect to merchandise covered by our pay-on-scan arrangement, the customer will not be obligated to purchase the goods we ship to it until that merchandise is purchased by one of its customers. While these arrangements will defer recognition of income from sales to the customer, we do not believe they will ultimately have an adverse impact on our liquidity. In addition, although we have increased our inventory levels and our employee base to accommodate the incremental business we receive from the customer, we believe that this incremental business will improve our overall liquidity and cash flow from operations over time. Net unit sales from POS inventory were $2,652,000 and $1,276,000 for the six and three months ended September 30, 2004, respectively. In August 2004, we acquired an additional $2,899,000 of transition inventory under this agreement for a total of $24,130,000 of transition inventory at September 30, 2004 under this arrangement.

     In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starter for the North American marketplace. As with the customer arrangement, we have expanded our operations and built-up our inventory to meet requirements, and we have incurred certain transition costs associated with this build-up. Our cash flow has been adversely impacted as we take the operational steps necessary to respond to this opportunity. We believe, however, that this new business will improve our overall liquidity over time.

     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, price concessions and other terms that could adversely affect our liquidity.

Capital Expenditures and Commitments

     Our capital expenditures were $364,000 for the six months ended September 30, 2004. We expect to spend approximately $2,500,000 for capital expenditures in fiscal 2005. Approximately $1,300,000 of these expected expenditures relate to our Mexico production facility, with the remainder to be spent to handle increased capacity to meet our new five-year agreement with one of the largest automobile manufacturers in the world and recurring capital expenditures. The amount and timing of capital expenditures may vary depending on the build-out schedule for the Mexico production facility.

Contractual Obligations

Contractual obligations

     The following summarizes our contractual obligations and other commitments at September 30, 2004, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$1,444,000	$449,000	$783,000	$212,000	—
Operating Lease Obligations	$5,321,000	$1,863,000	$2,777,000	$542,000	$139,000
Purchase Obligations	$22,330,000	$11,750,000	$10,580,000	—	—
Other Long-Term Obligations	$10,102,000	$1,957,000	$3,664,000	$2,406,000	$2,075,000
Total	$39,197,000	$16,019,000	$17,804,000	$3,160,000	$2,214,000

     Capital Lease Obligations represent amounts due under leases of various types of machinery and computer equipment that are accounted for as capital leases.

     Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, North Carolina, Malaysia and Singapore.

     Purchase Obligations represent our obligation to issue credits to our largest customer for the acquisition of transition inventory from that customer. See Note G to the Consolidated Financial Statements included in this Form 10-Q.

     Other Long-Term Obligations represents commitments we have with certain customers to provide a marketing allowance in consideration for supply agreements to provide products over a defined period.

Customer Concentration

     We are substantially dependent upon sales to three major customers. During the six months ended September 30, 2004 and 2003, sales to these three customers constituted approximately 94% of our total sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products.

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

Recent Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123 (revised 2004), “Share-Based Payment.” This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requirements of SFAS No.123R are effective for fiscal end periods beginning after December 15, 2005, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. We have not yet completed our analysis of the impact of adopting SFAS 123R.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     Our $15,000,000 credit facility bears interest at various rates equal to the LIBOR rate plus 2% or the bank’s reference rate, at our option. This obligation is the only variable rate facility we have outstanding. An increase in interest rates of 1% would not have a material impact on our results from operations because we did not have any variable rate debt outstanding as of September 30, 2004. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.

     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in two foreign currencies which affect our operations: the Malaysian Ringit, which has been fixed in relation to the U.S. dollar, and the Singapore dollar, and may transact business in the Mexico peso in the future. During the past three years, we have experienced a $8,000 gain, $5,000 gain, and a $34,000 loss, in fiscal years 2004, 2003 and 2002, respectively, relative to our transactions involving these two foreign currencies. During the six months ended September 30, 2004 we experienced a loss of $5,000. Our total foreign assets were $445,000 as of September 30, 2004. A change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.

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

     As noted in other portions of this Form 10-Q, we have been in the process of reviewing a number of our accounting policies, including our revenue recognition policies and our policies for recording our allowance for stock adjustments and other returns. This review was precipitated in part by comments we received from the SEC with respect to our prior public filings. During the course of this review, we concluded that our policy of including the core charge in our revenues and cost of sales was inconsistent with generally accepted accounting principles and that our policy of only charging cost of sales for the gross profit impact of stock adjustments and other returns in connection with the accrual for future stock adjustments and returns was in error. Accordingly, we decided to restate our financial statements to account for revenues and cost of sales on a net-of-core-value basis and to record the accrual for stock adjustments and other returns by reducing sales for the estimated gross selling price of future returns and making an associated reduction to cost of goods sold.

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

     As part of their review of the restated financial statements for the three months ended June 30, 2004 included in the Form 10-Q/A we filed on June 30, 2005, Grant Thornton notified our Audit Committee that Grant Thornton had concluded that the accounting treatment we initially proposed with respect to a certain customer’s inventory transaction, after consultation with outside accounting experts, was in error. While Grant Thornton recognized the complexity associated with an analysis of this accounting treatment, they expressed their view that our need to change the proposed accounting treatment may indicate a weakness in the operational effectiveness of our control process.

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

     (b) Reports on Form 8-K:

Current report on Form 8-K filed on July 1, 2004 which reported our earnings for the quarter ended March 31, 2004 and included a transcript of the earnings release webcast of June 29, 2004

Current report on Form 8-K filed on August 19, 2004 which reported our earnings for the quarter ended June 30, 2004 and included a transcript of the earnings release webcast of August 17, 2004

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: July 14, 2005	By:	/s/ Charles W. Yeagley
Charles W. Yeagley
Chief Financial Officer