Form 10-Q
period 2004-12-31
MOTORCAR PARTS  AMERICA INC
filed 2005-07-27
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER, 31, 2004.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
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

There were 8,183,955 shares of Common Stock outstanding at July 21, 2005.

MOTORCAR PARTS OF AMERICA, INC.

Explanatory Note: Our consolidated financial statements for the three and nine months ended December 31, 2003 have been restated to (i) effect a change in accounting policy with respect to accounting for sales to customers on a net-of-core-value basis and the recognition of the related core revenues and costs, (ii) correct our policy with respect to the accrual for stock adjustments and other returns, including the future returns of finished goods and cores, with an additional correction of an error which resulted in the double-counting of a core charge associated with product returns and (iii) effect a change in our method for valuing cores. The impact of these restatements have been reflected throughout the consolidated financial statements and accompanying notes included in this Form 10-Q. Our consolidated financial statements for the three and nine months ended December 31, 2004 have been prepared in accordance with these changes and corrections, and to give effect to the change we made at the beginning of fiscal 2005 to our method for recognizing core revenues from the under-return of cores.

Net-of-core-value Basis – The core refers to the portion of the used alternator or starter that is typically returned by the aftermarket customer and is a key component of the remanufacturing process. Previously, upon a sale, we included the core value in our gross revenues and cost of sales. In using the net method of reporting sales, the core value has been eliminated in reporting both sales and cost of goods sold. We now account for revenues and cost of sales on a net-of-core-value basis.

Stock Adjustment and Other Returns – Previously, to accrue for anticipated returns, we recorded in cost of goods sold the difference between the unit plus core selling price and the standard cost of a finished good, which was an error in the application of generally accepted accounting principles. In making this accrual, we now reduce sales for the estimated gross selling price of future returns and record an associated reduction to cost of goods sold. In addition, we determined that estimated returns of finished goods and cores from our customers had not previously been recorded correctly. We now have included these estimates as reductions in accounts receivable as explained in Note B to the consolidated financial statements. We also discovered an error in our accounting system that resulted in double counting of the core charge in returns, causing an equal understatement of gross profit during the three and nine months ended December 31, 2003.

Inventory Valuation Adjustment – We value cores at the lower of cost or market. To take into account the seasonality of our business, the market value of cores is recalculated at March and September of each year. The semi-annual recalculation in March reflects the higher seasonal demand preceding the warm summer months and the semi-annual recalculation in September reflects the lower seasonal demand preceding the colder months. Previously, in March, we determined that market value equated to the highest core broker price plus a factor representing the fluctuation of core values during the year. Because March generally represents the high point in the core broker market, we have corrected our method of valuation and now only use the high core broker price without the added factor. We continue to revalue our cores in September to high core broker price plus a factor to allow for the temporary decrease in market value during the slower season. In our restated financial statements, we also eliminated our general valuation reserve amounts that were based on the useful life expectancy of vehicles.

Accounting for Under Returns of Cores – Based on our experience, contractual arrangements with customers and inventory management practices, we receive and purchase a used but remanufacturable core from customers for almost every remanufactured alternator or starter we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of used cores lagging sales. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. We recognize revenue for cores on a quarterly basis based upon an estimate of the rate in which customers will pay cash for cores in lieu of returning cores for credits. Beginning in fiscal year 2005, we began recognizing revenue for core charges on a quarterly basis. The revenue from core charges had previously been recorded at the end of the fiscal year.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Balance Sheets

	December 31,	March 31,
	2004	2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,734,000	$7,630,000
Short term investments	448,000	288,000
Accounts receivable — net	5,188,000	9,789,000
Inventory — net	44,037,000	25,595,000
Deferred tax asset	5,717,000	8,786,000
Prepaid income tax	227,000	172,000
Inventory unreturned	4,142,000	2,716,000
Prepaid expenses and other current assets	691,000	880,000

Total current assets	74,184,000	55,856,000

Plant and equipment — net	4,967,000	4,758,000
Deferred tax asset	961,000	378,000
Other assets	815,000	774,000

TOTAL ASSETS	$80,927,000	$61,766,000

LIABILITIES
Current liabilities:
Accounts payable	$14,310,000	$13,456,000
Accrued liabilities	5,579,000	2,851,000
Line of credit	—	3,000,000
Deferred compensation	439,000	260,000
Other current liabilities	80,000	62,000
Credit due customer	12,420,000	—
Current portion of capital lease obligations	418,000	409,000

Total current liabilities	33,246,000	20,038,000
Deferred income	—	100,000
Credit due customer, less current portion	1,183,000	—
Capitalized lease obligations, less current portion	1,029,000	1,247,000

TOTAL LIABILITIES	35,458,000	21,385,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,178,955 and 8,085,955 shares issued and outstanding at December 31, 2004 and March 31, 2004	82,000	81,000
Additional paid-in capital	53,579,000	53,096,000
Accumulated other comprehensive loss	(71,000)	(78,000)
Accumulated deficit	(8,121,000)	(12,718,000)

TOTAL SHAREHOLDERS’ EQUITY	45,469,000	40,381,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$80,927,000	$61,766,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net sales	$70,674,000	$60,190,000	$24,159,000	$19,312,000
Cost of goods sold	51,321,000	46,084,000	15,985,000	13,700,000

Gross profit	19,353,000	14,106,000	8,174,000	5,612,000

Operating expenses:
General and administrative	8,208,000	7,683,000	3,175,000	2,400,000
Sales and marketing	1,940,000	1,437,000	806,000	730,000
Research and development	561,000	420,000	174,000	139,000

Total operating expenses	10,709,000	9,540,000	4,155,000	3,269,000

Operating income	8,644,000	4,566,000	4,019,000	2,343,000
Interest expense — net of interest income	1,326,000	724,000	526,000	143,000

Income before income tax expense	7,318,000	3,842,000	3,493,000	2,200,000
Income tax expense	2,721,000	1,482,000	1,299,000	805,000

Net income	$4,597,000	$2,360,000	$2,194,000	$1,395,000

Basic net income per share	$0.56	$0.29	$0.27	$0.17

Diluted net income per share	$0.54	$0.29	$0.26	$0.17

Weighted average number of shares outstanding:
— basic	8,142,297	8,005,089	8,174,748	8,018,542

— diluted	8,590,828	8,212,654	8,600,434	8,340,502

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2004	2003
		(Restated)
Cash flows from operating activities:
Net income	$4,597,000	$2,360,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,464,000	1,763,000
Deferred income taxes	2,486,000	1,138,000
Tax benefit from employee stock options exercised	235,000	—
Changes in current assets and liabilities:
Accounts receivable	4,602,000	7,043,000
Inventory	(18,461,000)	3,195,000
Prepaid income tax	(55,000)	28,000
Inventory unreturned	(1,428,000)	(929,000)
Prepaid expenses and other current assets	212,000	4,000
Other assets	(49,000)	89,000
Accounts payable and accrued liabilities	3,584,000	1,143,000
Deferred compensation	180,000	60,000
Income taxes payable	—	209,000
Credit due customer	13,603,000	—
Other liabilities	(82,000)	312,000

Net cash provided by operating activities	10,888,000	16,415,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,666,000)	(1,340,000)
Change in short term investments	(160,000)	(110,000)

Net cash used in investing activities	(1,826,000)	(1,450,000)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	(3,000,000)	(6,932,000)
Net (payments) borrowings on notes payable and capital lease obligations	(209,000)	523,000
Exercise of stock options	248,000	473,000
Repurchase of warrants and stock options	—	(1,008,000)

Net cash used in financing activities	(2,961,000)	(6,944,000)

Effect of exchange rate changes on cash	3,000	5,000

NET INCREASE IN CASH AND CASH EQUIVALENTS	6,104,000	8,026,000
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	7,630,000	1,307,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$13,734,000	$9,333,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,399,000	$748,419
Income taxes	$54,000	$202,259
Non-cash investing and financing activities:
Property acquired under capital lease	$109,000	$1,268,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Condensed Notes to Consolidated Financial Statements
December 31, 2004 and 2003 (Unaudited)

     The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd. and Motorcar Parts de Mexico, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three month period ended December 31, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005. Amounts related to disclosures of March 31, 2004 balances were derived from the Company’s audited consolidated financial statements as of March 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2004, as amended by the Form 10-K/A filed on July 29, 2004 and the Form 10-K/A (Amendment No. 2) filed on June 10, 2005.

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

NOTE B – Restatement of Financial Statements

     The accompanying consolidated financial statements for the three and nine months ended December 31, 2003 have been restated to correct errors in the Company’s previous accounting policy with respect to accounting for sales to customers and the recognition of the related core revenues and costs. The Company has determined that revenues and cost of goods sold should be accounted for on a net-of-core-value basis in a manner similar to Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). This change results in a material decrease in the Company’s net revenues and cost of sales, but has no impact on its gross profit, operating profit, net income or cash flow from operations.

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

     The accompanying consolidated financial statements for the three and nine months ended December 31, 2004 have been prepared in accordance with the foregoing corrections and changes to the Company’s accounting policies.

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

     The above revisions impacted the consolidated statements of operations for the nine-month and three month period ended December 31, 2003 and the consolidated statements of cash flows for the nine month period ending December 31, 2003. The impact of these restatements, which have been reflected throughout the consolidated financial statements and accompanying notes, are as follows:

Consolidated Statements of Operations (Restated)

	Nine months ended December 31, 2003
	(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$119,104,000
Eliminate sales of cores		$(55,500,000)
Adjustment for estimated inventory returns		(4,078,000)
Adjustment for gross profit on stock adjustment returns		664,000

Net sales, as restated		(58,914,000)	$60,190,000

Cost of goods sold, as originally reported	102,797,000
Eliminate cost of goods sold — core		(55,500,000)
Adjustment for estimated inventory returns		(2,383,000)
Adjustment for gross profit on stock adjustment returns		1,205,000
Core valuation adjustment		(35,000)

Cost of goods sold, as restated		(56,713,000)	46,084,000

Gross profit	16,307,000	(2,201,000)	14,106,000
Operating expenses:
General and administrative	7,683,000	—	7,683,000
Sales and marketing	1,437,000	—	1,437,000
Research and development	420,000	—	420,000

Total operating expenses	9,540,000	—	9,540,000

Operating income	6,767,000	(2,201,000)	4,566,000
Interest expense — net	724,000	—	724,000

Income before income tax expense	6,043,000	(2,201,000)	3,842,000
Income tax expense, as originally reported	2,340,000
Income tax adjustment		(858,000)

Income tax expense, as restated	—	(858,000)	1,482,000

Net income	$3,703,000	$(1,343,000)	$2,360,000

Basic income per share	$0.46	$(0.17)	$0.29

Diluted income per share	$0.45	$(0.16)	$0.29

Weighted average shares outstanding:
— basic	8,005,089		8,005,089

— diluted	8,212,654		8,212,654

Consolidated Statements of Operations (Restated)

	Three months ended December 31, 2003
	(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$35,578,000
Eliminate sales of cores		$(16,094,000)
Adjustment for estimated inventory returns		(148,000)
Adjustment for gross profit on stock adjustment returns		(24,000)

Net sales, as restated		(16,266,000)	$19,312,000

Cost of goods sold, as originally reported	30,409,000
Eliminate cost of goods sold — core		(16,094,000)
Adjustment for estimated inventory returns		(462,000)
Adjustment for gross profit on stock adjustment returns		(46,000)
Core valuation adjustment		(107,000)

Cost of goods sold, as restated		(16,709,000)	13,700,000

Gross profit	5,169,000	443,000	5,612,000
Operating expenses:
General and administrative	2,400,000	—	2,400,000
Sales and marketing	730,000	—	730,000
Research and development	139,000	—	139,000

Total operating expenses	3,269,000	—	3,269,000

Operating income	1,900,000	443,000	2,343,000
Interest expense — net	143,000	—	143,000

Income before income tax expense	1,757,000	443,000	2,200,000

Income tax expense, as originally reported	632,000
Income tax adjustment		173,000

Income tax expense, as restated	—	173,000	805,000

Net income	$1,125,000	$270,000	$1,395,000

Basic income per share	$0.14	$0.03	$0.17

Diluted income per share	$0.13	$0.04	$0.17

Weighted average shares outstanding:
— basic	8,018,542		8,018,542

— diluted	8,340,502		8,340,502

Consolidated Statements of Cash Flows (Restated)

	Nine Months Ended December 31, 2003
	(Unaudited)
	Originally
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$3,703,000	$(1,343,000)	$2,360,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,763,000	—	1,763,000
Deferred income taxes	1,996,000	(858,000)	1,138,000
Changes in current assets and liabilities:
Accounts receivable	2,415,000	4,628,000	7,043,000
Inventory	3,230,000	(35,000)	3,195,000
Prepaid income tax	28,000	—	28,000
Inventory unreturned	—	(929,000)	(929,000)
Prepaid expenses and other current assets	4,000	—	4,000
Other assets	89,000	—	89,000
Accounts payable and accrued liabilities.	1,143,000	—	1,143,000
Deferred compensation	60,000	—	60,000
Income taxes payable	209,000	—	209,000
Other liabilities	1,775,000	(1,463,000)	312,000

Net cash provided by operating activities	$16,415,000	$—	$16,415,000

There were no changes to previously reported cash flows for the nine months ended December 31, 2003 from investing and financing activities.

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

     Unit value revenue is recorded based on the Company’s price list, which is revised from time-to-time, net of applicable discounts and allowances. When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. The Company recognizes revenue for cores based upon an estimate of the rate in which customers will pay cash for cores in lieu of returning cores for credits. In fiscal year 2005, the Company began to recognize core charge revenue each fiscal quarter based on a quarterly estimate. The revenue from core charges had previously been recorded at the end of the fiscal year. This change in accounting estimate resulted in revenues for the nine months and three months ended December 31, 2004 of approximately $3,797,000 and $1,570,000, respectively, and a corresponding cost of goods sold for the nine months and three months ended December 31, 2004 of $2,109,000 and $873,000, respectively.

     The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists.” The Company reduces revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.

     Previously, the Company sold product at a discount to one customer. Under this arrangement, the customer did not have the right to return finished goods. In August 2004, at the request of the customer, the Company modified this arrangement to allow the customer to return finished goods. In connection with this modification, the Company received a one-time refund of $1,673,000 to reimburse the Company for prior discounts provided under the original arrangement.

     During fiscal 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. Net sales from POS inventory were $3,471,000 and $4,016,000 for the nine months ended December 31, 2004 and 2003, respectively, and $820,000 and $1,747,000 for the three months ended December 31, 2004 and 2003, respectively.

     POS inventory represents inventory held on consignment at customer locations. This customer bears the risk of loss of any POS inventory from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in a cycle or physical inventory count.

     The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenue and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	December 31,	March 31,
	2004	2004
Estimated sales returns	$710,000	$992,000
Estimated core inventory returns	$4,721,000	$3,852,000

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

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income	$4,597,000	$2,360,000	$2,194,000	$1,395,000
Stock-based compensation charges reported in net income	—	—	—	—
Pro forma stock-based compensation, net of tax	(909,000)	(4,000)	(33,000)	—

Pro forma net income	$3,688,000	$2,356,000	$2,161,000	$1,395,000

Basic income per share	$0.56	$0.29	$0.27	$0.17

Basic income per share – pro forma	$0.45	$0.29	$0.26	$0.17

Diluted income per share	$0.54	$0.29	$0.26	$0.17

Diluted income per share – pro forma	$0.43	$0.29	$0.25	$0.17

NOTE E — Inventory

     Inventory is comprised of the following:

	December 31,	March 31,
	2004	2004
Raw materials and cores	$17,706,000	$12,645,000
Work-in-process	279,000	621,000
Finished goods	13,437,000	12,620,000

	31,422,000	25,886,000
Less allowance for excess and obsolete inventory	(1,948,000)	(2,637,000)

	29,474,000	23,249,000
Pay-on-scan inventory	14,563,000	2,346,000

Total	$44,037,000	$25,595,000

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

	December 31,	March 31,
	2004	2004
Cores	$2,608,000	$2,379,000
Finished goods	1,534,000	337,000

Total	$4,142,000	$2,716,000

NOTE G — Multi-Year Exclusive Arrangement and Inventory Transaction with a Large Customer

     In May 2004, the Company entered into an agreement with a large customer to become its primary supplier of import alternators and starters for its eight distribution centers. As part of this four year agreement, the Company entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise the Company has shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement the Company has purchased $24,130,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. The Company is paying for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that the Company continue to meet its historical performance and competitive standards.

     The Company did not record the inventory acquired from the customer as part of this transaction (the “transition inventory”) as an asset because it does not meet the description of an asset provided in FASB Concepts Statement No. 6, “Elements of Financial Statements” (“CON 6”). Therefore, the Company does not recognize revenues from the customer’s sales of the transition inventory.

     The Company has agreed to issue credits in an amount equal to the transition inventory. Based on the description of a liability in CON 6, the Company recognizes the amount of its obligation to the customer as the customer sells the transition inventory and recognizes a payable to the Company. During the nine months ended December 31, 2004, the customer sold $18,003,000 of the transition inventory and MPA issued credits of $4,400,000, resulting in a net obligation to the customer of $13,603,000 as reflected on the Company’s December 31, 2004 balance sheet.

     As the issuance of credits to the customer generally lags sales of the transition inventory, the Company receives cash in the early months of the agreement which will be offset in the future by lower cash collections resulting from credits issued to the customer. As of December 31, 2004, the Company had agreed to issue future credits to the customer in the following amounts:

Q4 2005	$2,700,000
Q1 2006	$3,180,000
Q2 2006	$3,270,000
Q3 2006	$3,270,000
Q4 2006	$3,270,000
Q1 2007	$4,040,000

Total	$19,730,000

     In connection with this POS arrangement, the Company recognized a liability of approximately $460,000 to reflect that the price the Company is paying for the cores included within the non-MPA portion of the transition inventory is greater than the market value of these cores.

     The Company also agreed to cooperate with the customer to use reasonable commercial efforts to convert all products sold by MPA to the customer to the POS arrangement by April 2006. In the event the conversion is not accomplished by April 2006, the Company agreed to amend the agreement to acquire an additional $24,000,000 of inventory and to provide the customer with an additional $24,000,000 of credit memos to be issued and applied in equal monthly installments to current receivables over a 24-month period ending April 2008.

NOTE H — Line of Credit; Factoring Agreement

     On May 28, 2004 the Company secured a $15,000,000 credit facility with a new bank. This revolving credit line, which replaced the Company’s previous asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. The new bank holds a security interest in substantially all of the Company’s assets. As of December 31, 2004, no amounts were outstanding under this line of credit and the Company had reserved $3,100,000 of the line for standby letters of credit for worker’s compensation insurance. The loan agreement matures on October 2, 2006.

     The bank loan agreement includes various financial covenants, including covenants requiring the Company to (i) maintain tangible net worth of not less than $39,000,000, increased by 75% of net profit after taxes each quarter, EBITDA of not less than $3,000,000 for each quarter and $14,000,000 for the four most recent fiscal quarters, a fixed charge ratio of not less than 1.25 to 1.00 as of the last day of each quarter, and a quick ratio of not less than 0.65 to 1.00 as of the close of each quarter and to (ii) limit capital expenditures to $2,500,000 and operating lease obligations to $2,000,000 during any fiscal year. The Company was in default of a bank covenant for failure to achieve EBITDA of not less than $14,000,000 in EBITDA for the four fiscal quarters ended December 31, 2004. On February 18, 2005 the bank waived the Company’s breach of this EBITDA covenant. The Company received a similar waiver on November 10, 2004 following the Company’s failure to achieve EBITDA of not less than $14 million for the four fiscal quarters ended September 30, 2004. See Note Q for a description of subsequent covenant defaults and the related bank waiver.

     Under two separate agreements, executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold. This discount arrangement has allowed the Company to accelerate collection of the customers’ receivables aggregating $68,128,000 and $39,971,000 for the nine months ended December 31, 2004 and 2003, respectively, by an average of 183 days and 140 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the nine months ended December 31, 2004 and 2003 was 3.9% and 3.0%, respectively. The amount of the discount on these receivables, $1,198,000 and $464,000 for the nine months ended December 31, 2004 and 2003, respectively, was recorded as interest expense.

NOTE I — Net Income Per Share

     The following represents a reconciliation of basic and diluted net income per share.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income	$4,597,000	$2,360,000	$2,194,000	$1,395,000
Basic Shares	8,142,297	8,005,089	8,174,748	8,018,542
Effect of dilutive stock options	448,531	207,565	425,686	321,960

Diluted shares	8,590,828	8,212,654	8,600,434	8,340,502

Basic	$0.56	$0.29	$0.27	$0.17
Diluted	$0.54	$0.29	$0.26	$0.17

     The effect of dilutive options excludes 368,525 anti-dilutive options, with exercise prices ranging from $8.70 to $19.13 per share, and 21,875 anti-dilutive options, with exercise prices ranging from $8.00 to $19.13 per share, for the nine months ended December 31, 2004 and 2003, respectively. For the three months ended December 31, 2004 and 2003, the effect of dilutive options excludes 368,525 anti-dilutive options, with exercise prices ranging from $8.70 to $19.13 per share, and 21,875 anti-dilutive options, with exercise prices ranging from $8.00 to $19.13 per share, respectively.

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

     In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. Mr. Marks agreed to plead guilty to the criminal charges, and on June 17, 2005 he was sentenced to nine months of incarceration, nine months of home detention, 18 months of probation and fined $50,000. In settlement of the SEC’s civil fraud action, Mr. Marks paid over $1.2 million and was permanently barred from serving as an officer or director of a public company.

     Based upon the terms of agreements it had previously entered into with Mr. Marks, the Company has been paying the costs he has incurred in connection with the SEC and U.S. Attorney’s Office’s investigation. On his behalf, during the nine months ended December 31, 2004 and 2003, the Company incurred costs of approximately $335,000 and $1,068,000, respectively, and for the three months ended December 31, 2004 and 2003, the Company incurred costs of approximately $54,000 and $359,000, respectively.

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

NOTE K — Shareholders’ Equity

     During the nine months ended December 31, 2004, options to purchase 93,000 shares of stock at prices ranging from $1.10 to $9.00 per share were exercised. The following table shows the increase in additional paid in capital as a result of the exercise of those options:

Beginning balance April 1, 2004	$53,096,000
Exercise of options to purchase 93,000 shares	248,000
Tax benefit from employee stock options exercised	235,000

Ending balance December 31, 2004	$53,579,000

NOTE L — Marketing Allowances

     The Company records the cost of all marketing allowances provided to its customers in accordance with the Emerging Issues Task Force (EITF) 01-9 “Accounting for Consideration Given by a Vendor to a Customer.” Under the EITF, voluntary marketing allowances related to a single exchange of product are recorded as a reduction of sales in the period the related revenues are recognized. Other marketing allowances are recorded as a reduction over the life of the contract. For the nine months ended December 31, 2004 and 2003, the Company recorded a reduction in revenues of $8,648,000 and $4,842,000, respectively, attributable to marketing allowances. For the three months ended December 31, 2004 and 2003, the Company recorded a reduction in revenues of $3,056,000 and $1,208,000, respectively, attributable to marketing allowances.

NOTE M — Major Customers

     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable:

	Nine Months Ended		Three Months Ended
	December 31,		December 30,
	2004	2003	2004	2003
Sales
Customer A	74%	64%	72%	61%
Customer B	12%	16%	12%	18%
Customer C	8%	14%	8%	13%

	December 31,	March 31,
	2004	2004
Accounts Receivable
Customer A	57%	61%
Customer B	19%	17%
Customer C	16%	15%

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

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
		(Restated)		(Restated)
Net income	$4,597,000	$2,360,000	$2,194,000	$1,395,000
Foreign currency translation	7,000	5,000	12,000	42,000

Comprehensive income	$4,604,000	$2,365,000	$2,206,000	$1,437 ,000

NOTE O — Recent Pronouncements

     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requirements of SFAS No.123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 , requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We have not yet completed our analysis of the impact of adopting SFAS 123R, but based upon current estimates of fair value, net income would have been reduced by approximately $909,000 for the nine months ending December 31, 2004 and reduced by approximately $33,000 for the three months ending December 31, 2004.

NOTE P — Mexico Lease

     On October 28, 2004, the Company’s wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico for a remanufacturing facility. The Company guarantees the payment obligations of its wholly owned subsidiary under the terms of the lease. The triple net lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, the Company took possession of these premises, and in June 2005, the Company began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico will lease an additional 41,000 square feet adjoining its existing space.

NOTE Q — Subsequent Events

     The Company was in default for (i) failing to provide the bank with its public reports on Form 10-Q for the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended March 31, 2005, (iii) making capital expenditures during the fiscal year ended March 31, 2005 in an amount in excess of $2,500,000 and (iv) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On June 29, 2005, the bank provided the Company with a waiver of these covenant defaults. The ongoing effect of this waiver was conditioned upon the Company’s delivery to the bank of (i) its 10-Q for the quarter ended September 30, 2004 by July 15, 2005 and (ii) its 10-Q for the quarter ended December 31, 2004 by July 29, 2005. The Company has filed the 10-Q for the quarter ended September 30, 2004 by July 15, 2005 and the 10-Q for the quarter ended December 31, 2004 by July 29, 2005.

     The Company can now draw down up to $5 million under its line of credit, in addition to the $4,301,000 that is set aside to support the outstanding letters of credit issued by the bank under the credit agreement. If the Company provides the bank with its Form 10-K for the year ended March 31, 2005 by August 22, 2005, the entire availability under the line of credit will be restored.

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

     As of March 1, 2005, the Company entered into a new agreement with one of its major customers. As part of this agreement, the Company’s designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary promotional allowances, the Company agreed to acquire the customer’s import alternator and starter core inventory of approximately $10,300,000 by issuing credits over a multi-year period. The customer is obligated to repurchase the cores in the customer’s inventory of remanufactured alternators and starters upon termination of the agreement for any reason.

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

Management Overview

     Both the retail and traditional markets in our rotating electrical category are continuing to grow; however, both markets continue to experience consolidation. We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on regular changes and improvements to make our manufacturing processes more efficient, and our movement to lean manufacturing cells, increased production in Malaysia, establishment of a production facility in northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. Our sales are increasingly concentrated among a very few customers, and these key customers regularly seek more favorable pricing, delivery and payment terms as a condition to the continuation of existing business or expansion of a particular customer’s business. To partially offset some of these customer demands, we have sought to position ourselves as a preferred supplier by working closely with our key customers to satisfy their particular needs and entering into longer-term preferred supplier agreements.

     To grow our revenue base, we have been seeking to broaden our retail distribution network and have begun to target sales to the traditional warehouse and professional installer markets. We continue to expand our product offerings to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics.

     Our expanded relationship with a large customer and our new relationship with one of the largest automobile manufacturers in the world, as more fully described in this report, is expected to have an ongoing and meaningful impact on our operations, financial results and capital requirements. We have expanded our operations and built-up our inventory to meet the requirements of these new or expanded relationships, and we have incurred certain transition costs associated with this build-up.

     A significant amount of management’s time has been focused on responding to the SEC’s questions and comments with respect to our previously filed financial reports, and we have incurred significant general and administrative expenses in connection with these ongoing efforts and the associated restatement of our financial statements. In addition, the delays associated with the filing of our SEC reports have impeded progress in our relations with our customers, our bank and other third parties.

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

     As previously noted in Note B, this quarterly report includes our unaudited restated financial statements for nine and three months ended December 31, 2003. As more fully described below and in this report, our prior year consolidated financial statements have been restated to (i) effect a change in accounting policy with respect to accounting for sales to customers on a net-of-core-value basis and the recognition of the related core revenues and costs, (ii) correct our policy with respect to the accrual for stock adjustments and other returns, including the future returns of finished goods and cores, with an additional correction of an error which resulted in the double-counting of a core charge associated with product returns and (iii) effect a change in our method for valuing cores.

     Revenue Recognition; Net-of-Core-Value Basis

     The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). The unit value is recorded as revenue in accordance with our net-of-core-value revenue recognition policy. This revenue is recorded based on our then current price list, net of applicable discounts and allowances. We do not recognize the core value as revenue when the finished products are sold. However, to reflect anticipated core charge revenue from under returns of cores, we estimate core revenue and cost of goods sold on a quarterly basis. The rate at which core revenue is recognized is based on our historical experience of customers paying cash for cores in lieu of returning cores for credit.

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

     Inventory Valuation

     We value cores at the lower of cost or market. To take into account the seasonality of our business, market value of cores is recalculated at March and September of each year. The semi-annual recalculation in March reflects the higher seasonal demand preceding the warm summer months and the semi-annual recalculation in September reflects the lower seasonal demand preceding the colder months. Previously, in March, we determined that market value equated to the highest core broker price plus a factor representing the fluctuation of core values during the year. Because March generally represents the high point in the core broker market, we have corrected our method of valuation and now in March only use the high core broker price without the added factor. We continue to revalue our cores in September to high core broker price plus a factor to allow for the temporary decrease in market value during the slower season. The restated financial statements included in this quarterly report also reflect the elimination of our general valuation reserve amounts that were based on the useful life expectancy of vehicles.

     Accounting for Under Returns of Cores

     Based on our experience, contractual arrangements with customers and inventory management practices, we receive and purchase a used but remanufacturable core from customers for almost every remanufactured alternator or starter we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of cores lagging sales. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. In fiscal year 2005, we began to recognize core charge revenue from under return of cores on a quarterly basis. For the nine months ended December 31, 2004 we recognized $3,797,000 in core revenues and $2,109,000 in core cost of sales, and for the three months ended December 31, 2004, we recognized $1,570,000 in core revenues and $873,000 in core cost of sales. The revenue from core charges had previously been recorded at the end of the fiscal year.

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

Results of Operations for the nine months ended December 31, 2004 and 2003

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     The following table summarizes certain key operating data for the periods indicated:

	Nine Months Ended
	December 31,
	2004	2003
		(Restated)
Finished goods units produced	2,411,683	1,723,489
Total finished goods units sold, net of returns	1,567,746	1,401,388
Finished goods returns as a percentage of finished goods sales	23.5%	21.4%
Cores returned as a percentage of cores shipped	93.5%	96.5%
Average net sales price per unit sold (1)	$45.08	$42.95

(1)	Average sales price per unit sold is calculated by dividing total net sales by total units sold, net of returns.

     Following is our unaudited results of operation, reflected as a percentage of net sales:

	Nine Months Ended
	December 31,
	2004	2003
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	72.6%	76.6%

Gross margin	27.4%	23.4%
General and administrative expenses	11.6%	12.7%
Sales and marketing expenses	2.7%	2.4%
Research and development expenses	0.8%	0.7%

Operating income	12.3%	7.6%
Interest expense — net of interest income	1.9%	1.2%
Provision for income tax expense	3.9%	2.5%

Net income	6.5%	3.9%

     Net Sales. Our net sales for the nine months ended December 31, 2004 were $70,674,000, an increase of $10,484,000 or 17.4% over net sales for the nine months ended December 31, 2003 of $60,190,000. In addition to increased sales to existing customers, net sales was also positively impacted by the modified arrangement we entered into with a customer in August 2004 which resulted in a one-time refund of $1,673,000 for cancellation of a discount arrangement. This refund was recorded in net sales during the period ended September 30, 2004. (For additional information, see Note C to the Consolidated Financial Statements included in this Form 10-Q.) Additionally, prior to fiscal year 2005, we did not recognize under-return core revenues until the end of the fiscal year. However, in fiscal year 2005, we began to recognize revenue from the under-return of cores on a quarterly basis; this change added $3,797,000 of core charge revenue for the nine months ended December 31, 2004.

     The increase in net sales for the nine months ended December 31, 2004 did not fully reflect the increased volume in products that we have shipped to a large customer on a pay-on-scan (“POS”) basis. These shipments resulted in an increase in our pay-on-scan inventory from $2,346,000 at March 31, 2004 to $14,563,000 at December 31, 2004. (For additional information, see Note G to the Consolidated Financial Statements included in this Form 10-Q.)

     Cost of Goods Sold. The cost of goods sold as a percentage of net sales decreased primarily as a result of the recognition of revenue from the under returns of cores for the nine months ended December 31, 2004. Margins on this core under-return revenue was higher than the margin for our finished goods. No such revenues were recognized for the nine months ended December 31, 2003. Additionally, there were no cost of sales associated with the revenue for the one-time refund for cancellation of a discount arrangement described in the preceding paragraph.

     General and Administrative Our general and administrative expenses for the nine months ended December 31, 2004 was $8,208,000, which represents an increase of $525,000 or 6.8%, from the nine months ended December 31, 2003 of $7,683,000. This increase is principally due to an increase of approximately $118,000 primarily related to the acquisition of additional software licenses, a $104,000 increase in bank fees related to the new credit facility, including annual letter of credit fees for workers compensation, and an increase of $941,000 in outside professional and consulting fees associated with the SEC’s review of our previously-filed SEC reports and the related restatement of certain of our financial statements. These increases were partially offset by a decrease $764,000 in the expenses associated with the indemnification of Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations. The nine months ended December 31, 2003 period also reflected a $400,000 contract settlement payment made to Richard Marks, who at the request of the Board of Directors, submitted his resignation as an Advisor to the Board and the Chief Executive Officer in September 2003.

     Sales and Marketing. Our sales and marketing expenses increased over the period by $503,000 or 35.0% to $1,940,000 for the nine months ended December 31, 2004 from $1,437,000 for the nine months ended December 31, 2003. This increase is principally attributable to costs incurred in connection with various marketing initiatives undertaken to strengthen our overall market presence and increase our sales to the traditional warehouse market. These initiatives included an update to, and electronic conversion of, our product catalog, and the development of an interactive website for consumer use. In addition, in November 2003 we hired a new senior sales executive, and related support staff, to target the traditional warehouse market.

     Research and Development. Our research and development expenses increased over the period by $141,000 or 33.6% to $561,000 for the nine months ended December 31, 2004 from $420,000 for the nine months ended December 31, 2003. This increase was attributable to the personnel hired to assist with the new business we obtained.

     Interest Expense. For the nine months ended December 31, 2004, interest expense, net of interest income, was $1,326,000. This represents an increase of $602,000 over net interest expense of $724,000 for the nine months ended December 31, 2003. This increase was principally attributable to an increase in short-term interest rates and an increase of $28,157,000 in the amount of accounts receivables that we discounted under our factoring arrangements. This increase was offset by the elimination of any outstanding loan balances under our line of credit that occurred during the three months ended June 30, 2004. Our outstanding loan balance was $3,000,000 as of December 31, 2003. Interest expense is comprised principally of discounts recognized in connection with our receivables discounting arrangements, interest on our line of credit facility and capital leases.

     Income Tax. For the nine months ended December 31, 2004 and 2003, we recognized income tax expense of $2,721,000 and $1,482,000, respectively. For income tax purposes, we have available $8,083,000 and $1,903,000 of federal and state carry forwards, respectively, which expire in varying amounts through 2023.

Results of Operations for the three months ended December 31, 2004 and 2003

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	December 31,
	2004	2003
Finished goods units produced	619,742	513,567
Total finished goods units sold, net of returns	575,328	444,949
Finished goods returns as a percentage of finished goods sales	19.2%	19.3%
Cores returned as a percentage of cores shipped	88.8%	95.7%
Average net sales price per unit sold (1)	$41.99	$43.40

(1)	Average sales price per unit sold is calculated by dividing total net sales by total units sold, net of returns.

     Following is our unaudited results of operation, reflected as a percentage of net sales:

	Three Months Ended
	December 31,
	2004	2003
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	66.2%	70.9%

Gross margin	33.8%	29.1%
General and administrative expenses	13.1%	12.5%
Sales and marketing expenses	3.3%	3.8%
Research and development expenses	0.7%	0.7%

Operating income	16.7%	12.1%
Interest expense — net of interest income	2.2%	0.7%
Provision for income tax expense	5.4%	4.2%

Net income	9.1%	7.2%

     Net Sales. Our net sales for the three months ended December 31, 2004 were $24,159,000, an increase of $4,847,000 or 25.1% over net sales for the three months ended December 31, 2003 of $19,312,000. In addition to increased sales to existing customers, prior to fiscal year 2005, we did not recognize under-return core revenues until the fourth quarter. However, in fiscal year 2005, we began to recognize revenue from the under-return of cores on a quarterly basis; this change added $1,570,000 of core charge revenue for the three months ended December 31, 2004. Our average net unit selling price decreased by $1.41 per unit during the three months ended December 31, 2004 in comparison to the three months ended December 31, 2003. This decline was due to a change in the mix of product sold and an increase of 4.2% in marketing allowances.

     The increase in net sales for the three months ended December 31, 2004 did not fully reflect the increased volume in products that we have shipped to a large customer on a pay-on-scan (“POS”) basis. These shipments resulted in an increase in our pay-on-scan inventory from $12,620,000 at September 30, 2004 to $14,563,000 at December 31, 2004. (For additional information, see Note G to the Consolidated Financial Statements included in this Form 10-Q.)

     Cost of Goods Sold. The major reason for the decrease in cost of goods sold as a percentage of net sales is attributable to the recognition of core revenue from the under returns of cores for the three months ended December 31, 2004. Margins for these cores were in excess of the margins for our finished goods during these periods.

     General and Administrative. Our general and administrative expense for the three months ended December 31, 2004 was $3,175,000, which represents an increase of $775,000 or 32.3%, from the three months ended December 31, 2003 of $2,400,000. This increase is principally due to increased compensation and related costs of approximately $315,000 attributable to an increase in headcount in the accounting and finance departments and a higher bonus payout to certain individuals in the 2004 period as compared to the prior comparable period, a $71,000 increase related to the acquisition of additional software licenses and an increase of $601,000 in outside professional and consulting fees associated with the SEC’s review of our SEC filings. These increases were partially offset by a $193,000 decrease in the expenses associated with the indemnification of Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations.

     Sales and Marketing. Our sales and marketing expenses increased over the periods by $76,000 or 10.4% to $806,000 for the three months ended December 31, 2004 from $730,000 for the three months ended December 31, 2003. This increase is principally attributable to costs incurred in connection with various marketing initiatives undertaken to strengthen our overall market presence and increase our sales to the traditional warehouse market. These initiatives included an update to, and electronic conversion of, our product catalog, and the development of an interactive website for consumer use. In addition, in November 2003 we hired a new senior sales executive, and related support staff, to target the traditional warehouse market.

     Research and Development. Our research and development expenses increased over this period by $35,000, or 25.2%, to $174,000 for the three months ended December 31, 2004 from $139,000 for the three months ended December 31, 2003. This increase was attributable to the personnel hired to assist with the new business we obtained.

     Interest Expense. For the three months ended December 31, 2004 interest expense, net of interest income, was $526,000. This represents an increase of $383,000 over net interest expense of $143,000 for the three months ended December 31, 2003. This increase was principally attributable to an increase in short-term interest rates and an increase of $9,579,000 in the amount of accounts receivables that we discounted under our factoring arrangements. This increase was offset by the elimination of any outstanding loan balances under our line of credit as of December 31, 2004. Our outstanding loan balance was $3,000,000 as of December 31, 2003. Interest expense is comprised principally of discounts recognized in connection with our receivables discounting arrangements, interest on our line of credit facility and capital leases.

     Income Tax. For the three months ended December 31, 2004 and December 31, 2003, we recognized income tax expense of $1,299,000 and $805,000, respectively. For income tax purposes, we have available $8,083,000 and $1,903,000 of federal and state carry forwards, respectively, which expire in varying amounts through 2023.

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

Working Capital and Net Cash Flow

     At December 31, 2004, we had working capital of $40,938,000, a ratio of current assets to current liabilities of 2.23:1, and cash and cash equivalents of $14,182,000, which compares to working capital of $35,818,000, a ratio of current assets to current liabilities of 2.79:1, and cash and cash equivalents of $7,918,000 at March 31, 2004. Working capital increased primarily due to an increase in inventory and inventory unreturned of $19,868,000 primarily attributable to our new POS arrangement (For additional information, see Note G to the Consolidated Financial Statements included in this Form 10-Q), new business we have realized and the elimination of the $3,000,000 balance under our line of credit that was outstanding at December 31, 2003. The increase was partially offset by $12,420,000 of credit due to our new POS arrangement.

     Our net cash provided by operating activities was $10,888,000 for the nine months ended December 31, 2004, compared to $16,415,000 for the nine months ended December 31, 2003. The decrease of $5,527,000 from 2003 to 2004 was primarily due to increased inventory and inventory unreturned of $19,889,000 due to our new POS arrangement and new business we have realized offset by $13,603,000 of credits due to our new POS arrangement.

     Inventory and accounts payable were notably impacted by our supply arrangements. Inventory and inventory unreturned increased by a combined total of $19,889,000 principally due to our new POS arrangement and new business we have realized. As a result of new business and increased production, our accounts payable and accrued liabilities increased by approximately $3,584,000 from March 31, 2004 to December 31, 2004. The accounting treatment that we have adopted to account for this arrangement has also resulted in a net liability to this customer of $13,603,000 at December 31, 2004. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.) This liability will be satisfied through the issuance of monthly credit memos ending in April 2006. The increase in inventory due to increased production was slightly offset by a reduction of $689,000 in our excess and obsolete inventory reserve account of $2,637,000 at March 31, 2004 to $1,948,000 at December 31, 2004.

     Net accounts receivable decreased by $4,602,000 as of December 31, 2004 compared to March 31, 2004. The decrease was primarily due an increase in cash collections of $2,200,000, sales returns and core inventory returns of $2,000,000 and a $400,000 increase in customer allowances; all of these amounts reduce accounts receivable.

     Cash flow was positively impacted by $2,486,000 representing utilization of federal and state net operating loss carry forwards. At December 31, 2004, we had federal and state net operating loss carry forwards of $8,083,000 and $1,903,000, respectively, which expire in varying amounts through 2023.

     We used net cash in investing activities for each of the nine months ended December 31, 2004 and 2003. Investing activities are primarily related to capital expenditures and the purchase and sale of short-term investments. We expect to use cash in investing activities for the foreseeable future.

     During each of the nine months ended December 31, 2004 and 2003, we used cash in financing activities primarily related to payment and borrowings under our line of credit and payments on and new capital lease obligations. Our financing activity net uses for the nine months ended December 31, 2004 consisted primarily of repayments under our line of credit totaling $3,000,000, exercise of stock options of $248,000 and payments on our capital lease obligations of $209,000. For future expected line of credit and capital lease payments and purchase obligations, see the contractual obligation table included below.

Capital Resources

Line of Credit

     In May 2004, we entered into a new loan agreement that replaced the facility we established in December 2002. Under this agreement, we can borrow up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin of 2.00%. The bank holds a security interest in substantially all of our assets. As of July 14, 2005 we had reserved $4,301,000 of our line for standby letters of credit for worker’s compensation insurance, and $2,000,000 outstanding under this line of credit. This loan agreement expires on October 2, 2006.

     The loan agreement includes various financial conditions, including minimum levels of tangible net worth, cash flow, fixed charge coverage ratio and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer our CEO. Pursuant to the loan agreement, we have agreed to pay a fee of 3/8% per year on any difference between the $15,000,000 commitment and the outstanding amount of credit we actually use, determined by the average of the daily amount of credit outstanding during the specified period.

     We were in default under our credit agreement for failure to achieve EBITDA of at least $14,000,000 in for the four fiscal quarters ended December 31, 2004. On February 18, 2005 the bank waived our breach of this EBITDA covenant. We were also in default for: (i) failing to provide the bank with our public reports on Form 10-Q for the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended March 31, 2005, (iii) making capital expenditures during the fiscal year ended March 31, 2005 in an amount in excess of $2,500,000 and (iv) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On June 29, 2005, the bank provided us with a waiver of these covenant defaults. The ongoing effect of this waiver was conditioned upon our delivery to the bank of (i) our 10-Q for the quarter ended September 30, 2004 by July 15, 2005 and (ii) our 10-Q for the quarter ended December 31, 2004 by July 29, 2005. We have filed the 10-Q for the quarter ended September 30, 2004 by July 15, 2005 and the 10-Q for the quarter ended December 31, 2004 by July 29, 2005.

     We can now draw down up to $5 million under our line of credit, in addition to the $4,301,000 that is set aside for purposes of supporting the outstanding letters of credit issued by the bank under the credit agreement. If we provide the bank with our 10-K for the year ended March 31, 2005 by August 22, 2005, the entire availability under the line of credit will be restored.

     We believe that we will continue to have the necessary capital resources to achieve our business objectives notwithstanding the limitations on the availability under our line of credit summarized in the preceding paragraphs. If we are not able to provide the bank with our 10-K for the year ended March 31, 2005 by August 22, 2005, however, our liquidity could be adversely impacted, and our available capital resources may limit our ability to achieve our business objectives.

Receivable Discount Program

     Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at an agreed upon discount set at the time the receivables are sold. The discount has averaged 2.02% during the nine months ended December 31, 2004 and has allowed us to accelerate collection of receivables aggregating $68,128,000 by an average of 183 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the nine months ended December 31, 2004 was 3.9%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $1,198,000 during the nine months ended December 31, 2004. These interest costs will increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.

Multi-year Vendor Agreements

     We significantly expanded our production during the nine months ended December 31, 2004 to meet our obligations under our new agreement with a large customer. This increased production caused significant increases in our inventories and accounts payable. Because we are collecting cash for the transition inventory before we issue the monthly credits to purchase this inventory, this transaction helps finance our inventory build-up to meet production requirements. While we did not record the $24,130,000 of transition inventory that we purchased from a large customer or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net liability to this customer of $13,603,000 at December 31, 2004. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.) This liability will be satisfied through the issuance of monthly credits ending in April 2006.

     With respect to merchandise covered by the pay-on-scan arrangement with this customer, the customer is not obligated to purchase the goods we ship to it until that merchandise is purchased by one of its customers. While these arrangements will defer recognition of income from sales to the customer, we do not believe they will ultimately have an adverse impact on our liquidity. In addition, although we have increased our inventory levels and our employee base to accommodate the incremental business we received from this customer, we believe that this incremental business will improve our overall liquidity and cash flow from operations over time. Net sales from POS inventory were $3,472,000 and $820,000 for the nine and three months ended December 31, 2004, respectively.

     In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starter for the North American marketplace. As with the arrangement with a large customer, we have expanded our operations and built-up our inventory to meet requirements, incurred certain transition costs associated with this build-up and agreed to issue credits to this customer of approximately $6,000,000.. Our cash flow has been adversely impacted as we take the operational steps necessary to respond to this opportunity. We believe, however, that this new business will improve our overall liquidity over time.

     In March 2005, we entered into a new agreement with one of our major customers. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary promotional allowances, we agreed to acquire the customer’s import alternator and starter core inventory of approximately $10,300,000 by issuing credits over a multi-year period. The customer is obligated to repurchase the cores in the customer’s inventory of remanufactured alternators and starters upon termination of the agreement for any reason.

     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, price concessions and other terms that could adversely affect our liquidity.

Capital Expenditures and Commitments

     Our capital expenditures were $1,666,000 for the nine months ended December 31, 2004. We have incurred approximately $2,550,000 for capital expenditures in fiscal 2005. Approximately $1,300,000 of these expected expenditures relate to our Mexico production facility, with the remainder to be spent to handle increased capacity to meet our new five-year agreement with one of the largest automobile manufacturers in the world and recurring capital expenditures. The amount and timing of capital expenditures may vary depending on the final build-out schedule for the Mexico production facility.

Contractual Obligations

     The following summarizes our contractual obligations and other commitments as of December 31, 2004, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$1,589,000	$488,000	$799,000	$302,000	—
Operating Lease Obligations	$5,347,000	$1,760,000	$2,565,000	$652,000	$370,000
Purchase Obligations	$19,730,000	$12,420,000	$7,310,000	—	—
Other Long-Term Obligations	$9,520,000	$1,832,000	$3,664,000	$2,208,000	$1,816,000
Total	$36,186,000	$16,500,000	$14,338,000	$3,162,000	$2,186,000

     Capital Lease Obligations represent amounts due under finance leases of various types of machinery and computer equipment that are accounted for as capital leases.

     Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, North Carolina, Malaysia, Singapore and Mexico.

     Purchase Obligations represent our obligation to issue credits to a large customer for the acquisition of transition inventory from that customer. (See Note G to the Consolidated Financial Statements included in this Form 10-Q.)

     Other Long-Term Obligations represent commitments we have with certain customers to provide a marketing allowance in consideration for supply agreements to provide products over a defined period.

Customer Concentration

     We are substantially dependent upon sales to three major customers. During the nine months ended December 31, 2004 and 2003, sales to these three customers constituted approximately 94% of our total sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products.

Offshore Manufacturing

     To take further advantage of the production savings associated with manufacturing outside the United States, on October 28, 2004, our wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico for a remanufacturing facility. We guarantee the payment obligations of our subsidiary under the terms of the lease. The triple net lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, we took possession of these premises, and in June 2005, we began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico will lease an additional 41,000 square feet adjoining its existing space.

Seasonality of Business

     Due to the nature and design as well as the current limits of technology, alternators and starters traditionally fail when operating in extreme conditions. That is, during the summer months, when the temperature typically increases over a sustained period of time, alternators and starters are more apt to fail and thus, an increase in demand for our products typically occurs. Similarly, during winter months, when the temperature is colder, alternators and starters tend to fail but not to the same extent as summer months. These parts require replacing immediately to maintain the operation of the vehicle. As such, summer months tend to show an increase in overall volume with a few spikes in the winter.

Off-Balance Sheet Arrangements

     We do not have any off-balance sheet financing arrangements or liabilities. In addition, we do not have any majority-owned subsidiaries or any interests in, or relationships with, any material special-purpose entities that are not included in the consolidated financial statements.

Related Party Transactions

     Our related party transactions primarily consist of employment and director agreements, and stock purchase agreements. Other than the changes to the employment agreement with Selwyn Joffe, our Chairman and Chief Executive Officer, which are summarized in the Current Report on Form 8-K we filed on April 25, 2005, our related party transactions have not changed since March 31, 2004.

Accounting Pronouncements

     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requirements of SFAS No.123R are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 , requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We have not yet completed our analysis of the impact of adopting SFAS 123R.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

     Our $15,000,000 credit facility bears interest at various rates equal to the LIBOR rate plus 2% or the bank’s reference rate, at our option. This obligation is the only variable rate facility we have outstanding. An increase in interest rates of 1% would not have a material impact on our results from operations because we did not have any variable rate debt outstanding as of December 31, 2004. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.

     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, which has been fixed in relation to the U.S. dollar, the Singapore dollar, and has recently begun to transact business in the Mexican peso. During the past three years, we have experienced an $8,000 gain, $5,000 gain, and a $34,000 loss, in fiscal years 2004, 2003 and 2002, respectively, relative to our transactions involving the Malaysian Ringit and the Singapore dollar. During the nine months ended December 31, 2004 we experienced a gain of $7,000. Our total foreign assets were $455,000 as of December 31, 2004. A change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.

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

     To remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls, strengthened our internal audit function and are in the process of hiring an experienced accounting professional who will focus on remaining current with the relevant accounting literature and official pronouncements and assuring that our disclosure controls and procedures remain up-to-date. We believe that changes to our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met. In addition, as a result of the resignation of Charles Yeagley, our Chief Financial Officer, we have engaged a search firm to identify a new Chief Financial Officer.

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

     (b) Reports on Form 8-K:

Current report on Form 8-K filed on November 2, 2004 which reported we entered into a build to suit lease agreement on October 28, 2004 for a new remanufacturing facility in Tijuana, Baja California, Mexico

Current report on Form 8-K filed on November 16, 2004 which reported our earnings for the three and six-month periods ended September 30, 2004 and noted our intention to reissue our financial statements for the year ended March 31, 2004 and the three months ended June 30, 2004

Current report on Form 8-K filed on November 23, 2004 which reported our earnings and consolidated financial statements for the three and six-month periods ended September 30, 2004, our restated results for the three months ended June 30, 2004 and our auditor’s withdrawal of its opinion included in the Form 10-K for the year ended March 31, 2004 and covering the consolidated financial statements for the years ended March 31, 2004, 2003 and 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: July 26, 2005	By:	/s/ Charles W. Yeagley
Charles W. Yeagley
Chief Financial Officer