Form 10-K
period 2005-03-31
MOTORCAR PARTS  AMERICA INC
filed 2005-09-06
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO
Commission File No. 0-23538
MOTORCAR PARTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of	11-2153962 (I.R.S. Employer
incorporation or organization)	Identification No.)

2929 California Street, Torrance, California (Address of principal executive offices)	90503 Zip Code
Registrant’s telephone number, including area code: (310) 212-7910
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value, calculated on the basis of the price at which the stock was last sold on the Pink Sheets, of Common Stock held by non-affiliates of the Registrant as of September 30, 2004 was approximately $60,513,000.
There were 8,208,955 shares of Common Stock outstanding at September 1, 2005.
DOCUMENTS INCORPORATED BY REFERENCE: None

MOTORCAR PARTS OF AMERICA, INC.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries. This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from the results discussed in any forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth under “Item 1. Business,” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K generally.
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
Item 1 Business
General
     Motorcar Parts of America, Inc. and its subsidiaries remanufacture and distribute alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase and are sold throughout the United States to some of the nation’s largest chains of retail automotive stores, including AutoZone, O’Reilly Automotive, and CSK Automotive. Our marketing and sales efforts are geared toward both the automotive chain stores and the traditional warehouse distributors. We believe that chain stores represent the fastest growing segment of the automotive after-market industry, which is consistent with our existing targeted customers. During fiscal 2005, 2004 and 2003, approximately 94%, 96% and 99%, respectively, of our sales were to automotive chain stores consisting of approximately 6,000 stores. We also supply remanufactured alternators and starters to General Motors that are distributed through GM’s Service Parts Operation to warehouse distributors and smaller retail chains in the United States and Canada.
     We have remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore and Malaysia, and in June 2005 we began limited remanufacturing in Mexico. In addition, we opened a warehouse distribution facility in Nashville, Tennessee during August 2005. Because our foreign operations experience lower production costs for the same remanufacturing process, we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States.
     We have sought to reposition ourselves as a value-added provider of replacement parts and to strengthen our relationships with key customers in this market. In January 2005, we were awarded a five-year contract to supply one of the largest automobile manufacturers in the world with a new line of remanufactured alternators and starters. This line of remanufactured alternators and starters covers substantially all domestic and import makes and models of cars and light trucks and will be distributed in the United States and Canada. In March 2005, we entered into a new agreement with one of our major customers that extended our designation as this customer’s exclusive supplier of remanufactured import alternators and starters from February 28, 2008 to December 31, 2012. While these strengthened customer relationships improve our overall business base, these arrangements require a substantial amount of working capital to meet ramped up production demands and typically include marketing and other allowances that meaningfully limit the near-term revenues and associated cash flow from these new or expanded arrangements.
     Presently, we believe that automotive retail chains control approximately 43% of the automotive after-market for remanufactured alternators and starters. We have a strong presence in the retail aftermarket. Of the remaining 57%, 45% is controlled by traditional distributors, mostly focused on the professional installer market. We believe we are well-positioned to penetrate this segment of the market through our affiliation with General Motors’ Service Parts Operation which is currently supplying a portion of this market and through the launch of our “Quality-Built"™ line of alternators and starters targeted to the traditional market. In addition, we see potential growth through the efforts that our existing retail chain store customers are making to target the professional installer marketplace by providing products directly to those professionals. Though the traditional marketplace now represents only a small portion of our business, management believes the traditional channels represent a growth opportunity for us.
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
     Two distinct groups of end-users buy replacement automotive parts: (1) individual “do-it-yourself” “DIY” consumers; and (2) professional “do-it-for-me” “DIFM” installers. The individual consumer market is typically supplied through retailers and retail arms of warehouse distributors. Automotive repair shops generally purchase parts through local independent parts wholesalers, through national warehouse distributors and, at a growing rate, through commercial account programs with automotive parts retailers aimed at servicing the professional DIFM installers. We believe we are well-positioned for potential growth in both the DIY market through increased sales to our existing retail chain store customers and the DIFM market through the efforts of automotive parts retailers to expand their sales to professional installers and through our sales directly into the traditional warehouse distributors.
     The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. During fiscal year 2005, we carried approximately 2,500 SKUs.
     The technology used in our products, particularly alternators, has become more advanced in response to the installation in vehicles with an increasing number of electrical components such as navigation systems, steering wheel-mounted electronic controls, keyless entry devices, cellular telephones, power windows and mirrors, heated rear windows and seats, high-powered radio and stereo systems and audio/visual equipment. As a result of this increased electrical demand, alternators are more technologically advanced and per unit sales prices have increased accordingly.
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
Company Products
     Our products principally consist of remanufactured replacement alternators and starters for both imported and domestic cars and light trucks. During fiscal 2005, 2004 and 2003, sales of replacement alternators and starters constituted 99% of total sales. Alternators and starters are non-elective replacement parts in all makes and models of vehicles and are required for a vehicle to operate. Approximately 98% of our products are sold for resale under customer private labels, with the remaining 2% being sold under our brand name, which includes the use of our registered trademark, “Quality Built to Last”®. Customers that sell our products under private label include AutoZone, CSK Automotive, O’Reilly Automotive, and General Motors.
     Our alternators and starters are produced to meet or exceed automobile manufacturer specifications. We remanufacture a broad assortment of alternators and starters in order to accommodate the proliferation of applications and products in use. Currently, we provide a full line of approximately 1,560 different alternators and 940 different starters. Our alternators and starters are provided for virtually all foreign and domestic vehicle manufacturers.

Customers and Customer Concentration
     Our products are marketed throughout the United States and Canada. Our customers consist of three of the largest retail automotive chain stores along with small to medium-sized automotive warehouse distributors. Currently, we service automotive retail chain store accounts that have approximately 6,000 retail outlets. We also sell our products in Canada and the United States via the distribution network of one of the largest automobile manufacturers in the world and have entered into a new agreement with this enterprise to provide this customer with a new line of remanufactured alternators and starters that will be sold in both the United States and Canada.
     We are substantially dependent upon sales to the major customers. For fiscal 2005, 2004 and 2003, sales to our three largest customers, AutoZone, O’Reilly Automotive and CSK Automotive, constituted approximately 93%, 93% and 91%, respectively, of our total sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
Multi-Year Exclusive Arrangements and Inventory Transactions
     In May 2004, we entered into an agreement with a large customer to become its primary supplier of import alternators and starters for its eight distribution centers. As part of this four year agreement, we entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement, we also purchased $24,130,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. We are paying for this inventory over a 24-month period that began in the first quarter of fiscal 2005, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that we continue to meet our historical performance and competitive standards. We have also agreed to work with the customer to transition all of the products we sell to this customer to the POS arrangement by April 2006. If that is not accomplished, the contract requires us to acquire an additional $24 million of the customer’s inventory to be included in the expanded POS arrangement. We will then provide this customer with an additional $24 million of credits, to be taken in equal monthly installments over a 24-month period beginning in May 2006, and the contract will be extended for an additional two years through May 2010.
     In January 2005, we were awarded a contract to supply one of the largest automobile manufacturers in the world with a new line of remanufactured alternators and starters covering substantially all domestic and import makes and models of cars and light trucks for distribution in the United States and Canadian markets. As part of the agreement, we agreed to grant the customer credits of $6,000,000 which are expected to be issued during fiscal 2006. Because sales to this customer during the initial term of this agreement have been below expectations, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. Under the agreement we must continue to meet performance, quality and fulfillment requirements and provide marketing support to this customer. The agreement also includes provisions that are standard in this manufacturer’s vendor agreements, including a provision granting the manufacturer the right to terminate the agreement at any time for any reason.
     As of March 1, 2005, we entered into a new agreement with one of our major customers. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits to be issued is subject to adjustment if our sales to the customer decrease in any quarter by more than an agreed upon percentage. The customer is obligated to repurchase the cores in the customer’s inventory upon termination of the agreement for any reason.

     As we issue credits to this customer over the five year period, we establish a long-term asset account for the value of the core inventory estimated to be on hand with the customer and subject to repurchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated core inventory value. As of March 31, 2005, the long-term asset account was approximately $67,000. We will regularly review the long-term asset account for impairment and make any necessary adjustment to the carrying value of this asset. Additionally, as of the date of the new agreement, the unrecognized revenue from the under-return of cores from this customer was $1,314,000, and the related cost of sales was $649,000. These amounts are being deferred and amortized over the five year period that the credits are issued.
     While these longer-term agreements strengthen our customer relationships and business base, they result in a continuing concentration of our revenue sources among a few key customers and require a significant amount of working capital to meet production demands. In addition, the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships meaningfully limit the near-term revenues and associated cash flow from these arrangements.
Operations of the Company
Cores
     In our remanufacturing operations, we obtain used alternators and starters, commonly known as “cores”, from our customers or core brokers. When needed for remanufacturing, the cores are completely disassembled into component parts. Components which can be incorporated into the remanufactured product are thoroughly cleaned, tested and refinished. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. The unit is then assembled in a work cell into a finished product. Inspection and testing are conducted at multiple stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Components of cores, which are not used by us in our remanufacturing process, are sold as scrap.
     The majority of the cores remanufactured by us are obtained from customers as trade-ins, which are credited against accounts receivable. Our customers offer their consumers a credit to exchange their used units at the time of purchase. We purchase approximately 15% of our cores in the open market from core brokers who specialize in buying and selling cores. Although the open market is not a primary source of cores, it does offer us a supplemental source for maintaining stock balances. Other materials and components used in remanufacturing are purchased in the open market. The ability to obtain cores of the types and quantities required by us is essential to our ability to meet demand.
     The price of a finished product sold to our customers is generally comprised of a separately invoiced amount for the core included in the product (“core charge”) and an amount for remanufacturing (“unit value”). In accordance with our net-of-core-value revenue recognition policy, at the time a sale is recorded, we only recognize as revenue the unit value of the finished product. We also record as inventory unreturned the standard cost of cores that are shipped to customers and expected to be returned to us. During the twelve-month shipment/return cycle ending on March 31, 2005, approximately 96% of the cores we shipped as part of finished goods were returned to us. In fiscal 2005, we began to recognize revenue from the under-return of cores on a quarterly basis. Previously, revenue from any under-returns of cores was recognized at the end of our fiscal year and prior to the start of the next shipment/return cycle.
Production Process; Offshore Manufacturing
     The initial step in our remanufacturing process begins with the receipt of cores. The cores are assessed and evaluated for inventory control purposes and then sorted by part number. Each core is completely disassembled into its fundamental components. The components are cleaned in a process that employs customized equipment and cleaning materials in accordance with the required specifications of the particular component.
     After the cleaning process is complete, the component parts are inspected and tested as prescribed by our QS-9000 approved quality control program, which is implemented throughout the production process. (QS-9000 is an internationally recognized, world class, automotive quality system.) Upon passage of all tests, which are monitored by designated quality control personnel, the components are assembled into required units. Each fully assembled unit is then subjected to additional testing to ensure performance and quality. Finished products are either stored in our warehouse facility or packaged for immediate shipment. To maximize manufacturing efficiency, we store component parts ready for assembly in our warehousing facilities. Our management information systems, including hardware and software, facilitate the remanufacturing process from cores to finished products.
     We continue to explore opportunities for improving efficiencies in our manufacturing process. In the last few years, we have reorganized our manufacturing processes to combine product families with similar configurations into dedicated factory work cells. This manufacturing process, known as lean manufacturing, replaced the more traditional assembly line approach we had previously utilized and eliminated the need to move and track inventory throughout our remanufacturing facility. This change impacted approximately 100% of our production volume in California and Malaysia. Because of this “lean manufacturing” approach, we have significantly reduced the time it takes to produce a finished product.
     We also conduct business through two wholly owned foreign subsidiaries, MVR Products Pte. Ltd. (“MVR”), which operates a shipping and receiving warehouse, testing facility and maintains office space in Singapore, and Unijoh Sdn. Bhd. (“Unijoh”), which conducts remanufacturing operations in Malaysia. To take further advantage of the production savings associated with manufacturing outside the United States, we have established a 125,000-square foot remanufacturing facility in Tijuana, Baja California, Mexico and began initial remanufacturing at this facility in June 2005. These foreign operations are conducted with quality control standards similar to those currently implemented at our remanufacturing facilities in Torrance. We believe that our foreign subsidiaries’ operations are important because of the lower production costs experienced by these entities for the same remanufacturing process, and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. The foreign subsidiaries produced in fiscal 2005, 2004 and 2003 approximately 423,000, 211,000 and 160,000 units, or 15%, 9% and 7%, respectively, of our total production for each of the last three years. We distribute these units from our US facilities.
Rights of Return
     Under the terms of certain agreements with our customers and general industry practice, our customers, from time to time, may be allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user customers. Stock adjustment returns are not recorded until they are authorized by the Company and they do not occur at any specific time during the year.
     In addition to stock adjustment returns, we also allow our customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of customer returns, including slow moving and other inventory, to 20% of unit sales. We provide for such anticipated returns of inventory in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.
     As is standard in the industry, we only accept returns from on-going customers. If a customer ceases doing business with us, we have no further obligation to accept additional product returns from that customer, and we do not accept any such returns. Similarly, we accept product returns and grant appropriate credits from new customers from the time the new customer relationship is established. This obligation to accept returns from new customers does not result in decreased liquidity or increased expenses since we only accept one returned product for each unit sold to the new customer.
     For additional information, see “Management’s Discussion and Analysis of Financial Condition and Results of Operation — Critical Accounting Policies.”

Sales, Marketing and Distribution
     We market and distribute our products throughout North America. Our products are sold principally under our customers’ private labels. Products are delivered directly to the chain’s distribution centers which then deliver the merchandise directly to the retail stores for purchase by consumers. During fiscal 2004, we expanded our sales efforts beyond automotive retail chains to include the traditional warehouse distribution centers. We satisfy our customers’ needs for special and timely products by producing individual units and shipping those units for overnight delivery via our special order programs. We believe we have obtained significant marketing, distribution and manufacturing efficiencies by focusing our sales efforts on automotive retail store chains.
     We publish for print and electronic distribution a catalog with part numbers and applications of our alternators and starters, along with a detailed technical glossary and explanation database. We believe that we maintain one of the market’s most extensive catalog and product identification systems, offering one of the widest varieties of alternators and starters available in the market. Included in sales are royalties we received from the license of our intellectual property specifications for rotating electrical products (alternators and starters) that we developed over many years.
Seasonality of Business
     Due to the nature and design as well as the current limits of technology, alternators and starters traditionally fail when operating in extreme conditions, especially during the summer months, when the temperature typically increases over a sustained period of time and the alternators are more apt to fail. Accordingly, the summer months typically result in an increase in demand for our products. Similarly, during winter months and a period of sustained cold weather, starters are more apt to fail and this also typically results in an increase in demand for our products. Since alternators and starters are mandatory for the operation of the vehicle, they require replacing immediately. As such, summer months tend to show an increase in overall volume - particularly for alternators, and an increase in overall volume in the winter — particularly for starters. A mild summer or winter can have a negative impact on our sales.
Competition
     The automotive after-market industry for remanufacturers and rebuilders of alternators and starters for imported and domestic cars and light trucks is highly competitive. Our direct competitors include one other large remanufacturers as well as several medium-sized rebuilders and a large number of small regional and specialty remanufacturers.
     The reputation for quality and customer service that a supplier enjoys is a significant factor in a purchaser’s decision as to which product lines to carry in the limited space available. We believe that these factors favor our company, which provides quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support. In this regard, there is increasing pressure from customers, particularly the largest customers, for suppliers to provide “just-in-time” delivery, which allows delivery on an as-needed basis to promptly meet customer orders. We believe that our ability to provide “just-in-time” delivery distinguishes us from many of our competitors and provides a competitive advantage that may represent a barrier to entry to current or future competitors.
     Price and payment terms are very important competitive factors. The concentration of our sales among a small group of customers has increasingly limited our ability to negotiate favorable terms for sales of our products. As such, we are pursuing other outlets to market our products.
     For the most part, our products have not been patented nor do we believe that our products are patentable. We will continue to attempt to protect our proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of our employees and other persons who have access to our proprietary processes and other information.

Governmental Regulation
     A significant amount of management’s time has been focused on responding to the questions and comments that the Securities and Exchange Commission has raised with respect to our previously filed financial reports. We have incurred significant general and administrative expenses in connection with these ongoing efforts and the associated restatement of our financial statements. In addition, the delays associated with the filing of our SEC reports have triggered defaults under our bank agreement and impeded progress in our relations with our customers and other third parties.
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
Employees
     We have approximately 1,100 full-time employees in the United States, substantially all of whom are located in Torrance, California. Of our U.S.-based employees, 56 are administrative personnel and 17 are sales personnel. In addition, we employ approximately 230 people at our wholly owned subsidiary companies in Singapore and Malaysia and approximately 110 people at our newly-established remanufacturing facility in Mexico. None of our employees is a party to any collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be satisfactory.
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
Item 2 Properties
     We presently lease U.S.-based facilities in Torrance, California, Nashville, Tennessee and Charlotte, North Carolina. In fiscal 2002 we completed the consolidation of our two Torrance facilities into a single building aggregating approximately 227,000 square feet. As part of this consolidation and renegotiation, we extended the lease term for an additional five years, through March 31, 2007, with a base rent of $94,358 per month. We have also entered into an agreement to lease an additional 4,005 square feet of office space adjacent to our current facility in Torrance, California. This new lease was effective June 1, 2004, and has terms which coincide with our current Torrance lease and a base rent of $3,400 per month.
     We entered into an agreement to lease an additional 860 square feet of office space in Nashville, Tennessee effective June 1, 2004. With this expansion, we now lease approximately 2,100 square feet at a base rent of $2,820 per month. This office is used to manage our purchasing activities. Additionally, in April 2005, we entered in an agreement to lease approximately 82,600 square feet of warehouse and office space in Nashville, Tennessee for a term of five years and two months, with a starting base rent of $20,994 per month. This facility opened for operations in August 2005.
     In addition, our subsidiaries in Singapore and Malaysia occupy nearly 50,000 square feet of leased manufacturing, warehousing, and office space under eight separate leases which expire on various dates through March 31, 2007. The average monthly lease expense for the Singapore and Malaysia properties combined is $7,500. As the leases expire, we expect to renew these leases for similar monthly lease amounts.

     On October 28, 2004, our wholly-owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico. We guarantee the payment obligations of our wholly-owned subsidiary under the terms of the lease. The lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, we took possession of these premises, and in June 2005, we began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico will lease an additional 41,000 square feet adjoining its existing space.
     We believe our facilities are sufficient to satisfy our foreseeable requirements.
Item 3 Legal Proceedings
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
     In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, our former President and Chief Operating Officer. Mr. Marks agreed to plead guilty to the criminal charges, and on June 17, 2005 he was sentenced to nine months of incarceration, nine months of home detention, 18 months of probation and fined $50,000. In settlement of the SEC’s civil fraud action, Mr. Marks paid over $1.2 million in fines and was permanently barred from serving as an officer or director of a public company.
     Based upon the terms of agreements we previously entered into with Mr. Marks, we have been paying the costs he has incurred in connection with the SEC and U.S. Attorney’s Office’s investigation. During fiscal 2005, 2004 and 2003, we incurred costs of approximately $556,000, $966,000 and $560,000, respectively, pursuant to this indemnification arrangement.
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

Item 4 Submission of Matters to a Vote of Security Holders
None

PART II
Item 5 Market for Registrant’s Common Equity and Related Stockholder Matters
     Our Common Stock is currently traded on the Pink Sheets under the trading symbol MPAA.PK. The trading on the Pink Sheets can be sporadic, and may not constitute an established trading market for our Common Stock. The following table sets forth the high and low bid prices for our Common Stock during each quarter of fiscal 2005 and 2004 as tracked on the Pink Sheets. The prices reflect inter-dealer quotations and may not represent actual transactions and do not include any retail mark-ups, markdowns or commissions.

	Fiscal 2005		Fiscal 2004
	High	Low	High	Low
1st Quarter	$9.55	$6.00	$2.49	$2.40
2nd Quarter	$10.15	$7.15	$3.75	$3.68
3rd Quarter	$9.70	$7.05	$4.97	$4.89
4th Quarter	$11.00	$9.15	$7.04	$6.89
     At September 1, 2005, there were 8,208,955 shares of Common Stock outstanding held by 45 holders of record. We have never declared or paid dividends on our Common Stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lender prohibits payment of dividends, except stock dividends, without the lender’s prior consent.
Preferred Stock
     On February 24, 1998, we entered into a Rights Agreement with Continental Stock Transfer & Trust Company. As part of this agreement, we established 20,000 shares of Series A Junior Participating Preferred Stock, par value $.01 per share. The Series A Junior Participating Preferred Stock has preferential voting, dividend and liquidation rights over the Common Stock.
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

Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of March 31, 2005:

	(a)	(b)	(c)
	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price	available for future issuance under
	of outstanding options,	of outstanding options	equity compensation plans
Plan Category	warrants and rights	warranties and rights	[excluding securities reflected in column (a)]
Equity compensation plans approved by securities holders	1,093,650 (1)	$5.36	975,850 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,093,650	$5.36	975,850

(1)	Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, Director’s Plan, 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

(2)	Consists of options available for issuance under our 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

Item 6 Selected Financial Data
     The following selected historical consolidated financial information as of and for each of the years ended March 31, 2005, March 31, 2004, March 31, 2003, March 31, 2002 and March 31, 2001, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

	Fiscal Year Ended March 31,
Income Statement Data	2005	2004	2003	2002	2001
Net sales	$95,785,000	$80,548,000	$83,969,000	$87,059,000	$76,779,000
Operating income	11,836,000	9,865,000	7,095,000	11,469,000	89,000
Net income (loss)	6,288,000	5,811,000	10,718,000	11,828,000	(3,811,000)
Basic net income (loss) per share	$0.77	$0.72	$1.35	$1.63	$(0.59)

Diluted net income (loss) per share	$0.73	$0.69	$1.25	$1.52	$(0.59)

	Fiscal Year Ended March 31
Balance Sheet Data	2005	2004	2003	2002	2001
Total assets	$83,348,000	$61,766,000	$56,739,000	$68,661,000	$57,333,000
Working capital	42,820,000	35,818,000	25,590,000	5,083,000	(2,713,000)
Line of credit	—	3,000,000	9,932,000	28,029,000	28,950,000
Capital lease obligations — less current portion	938,000	1,247,000	209,000	915,000	2,099,000
Shareholders’ equity	47,224,000	40,381,000	34,910,000	24,188,000	10,523,000
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Private Securities Litigation Reform Act of 1995
     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, potential future changes in our accounting policies that may be made as the SEC’s review of our previously filed public reports proceeds, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, political or economic instability in one of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the Securities and Exchange Commission.
Management Overview
     Both the retail and traditional markets in our rotating electrical category are continuing to grow in size; however, both markets continue to experience consolidation. We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on regular changes and improvements to make our manufacturing processes more efficient, and our movement to lean manufacturing cells, increased production in Malaysia, establishment of a production facility in northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. Our sales are increasingly concentrated among a very few customers, and these key customers regularly seek more favorable pricing, marketing allowances, delivery and payment terms as a condition to the continuation of existing business or expansion of a particular customer’s business.
     To partially offset some of these customer demands, we have sought to position ourselves as a preferred supplier by working closely with our key customers to satisfy their particular needs and entering into longer-term preferred supplier agreements. While these longer-term agreements strengthen our customer relationships and improve our overall business base, they require a substantial amount of working capital to meet ramped up production demands and typically include marketing and other allowances that meaningfully limit the near-term revenues and associated cash flow from these new or expanded arrangements.
     To grow our revenue base, we have been seeking to broaden our retail distribution network and have begun to target sales to the traditional warehouse and professional installer markets. We continue to expand our product offerings to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics.
     A significant amount of management’s time has been focused on responding to the SEC’s questions and comments with respect to our previously filed financial reports, and we have incurred significant general and administrative expenses in connection with these ongoing efforts and the associated restatement of our financial statements. In addition, the delays associated with the filing of our SEC reports have triggered defaults under our bank agreement and impeded progress in our relations with our customers and other third parties.
General
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below and in Note B to our consolidated financial statements.
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
     Revenue Recognition
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

     Revenue Recognition; Net-of-Core-Value Basis
     The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). The unit value is recorded as revenue in accordance with our net-of-core-value revenue recognition policy. This revenue is recorded based on our then current price list, net of applicable discounts and allowances. We do not recognize the core value as revenue when the finished products are sold. For a discussion of our accounting for core revenue from under returns of cores, see “Accounting for Under Returns of Cores” below.
     Stock Adjustments and Other Returns
     Under the terms of certain agreements with our customers and industry practice, our customers from time to time may be allowed stock adjustments when their inventory quantity of certain product lines exceeds the anticipated quantity of sales to end-user customers. Stock adjustment returns are not recorded until they are authorized by the Company and they do not occur at any specific time during the year. We provide for a monthly allowance to address the anticipated impact of stock adjustments based on customer’s inventory levels, movement and timing of stock adjustments. Our estimate of the impact on revenues and cost of goods sold of future inventory overstocks is made at the time revenue is recognized for individual sales and is based on the following factors:
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
     In addition to stock adjustment returns, we also allow our customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of customer returns, including slow moving and other inventory, to 20% of unit sales. We provide for such anticipated returns of inventory in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.
     Core Inventory Valuation
     We value cores at the lower of cost or market. To take into account the seasonality of our business, market value of cores is recalculated at March and September of each year. The semi-annual recalculation in March reflects the higher seasonal demand which typically precedes the warm summer months and the semi-annual recalculation in September reflects the lower seasonal demand which normally precedes the colder months. Because March generally represents the high point in the core broker market, we revalue cores using the high core broker price. In September, we revalue our cores to high core broker price plus a factor to allow for the temporary decrease in market value during the slower season.
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

     Sales Incentives
     We provide various marketing allowances to our customers, including sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues over the life of the contract using the straight-line method. Sales incentive amounts are recorded based on the value of the incentive provided.
     Accounting for Deferred Taxes
     The valuation allowance for deferred tax assets was based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” Based on SFAS 109, the seasonality of our earnings stream and numerous other factors discussed below, management considered it appropriate to defer recognition of tax benefits to the fourth quarters of fiscal 2003 when we recognized a tax benefit of $4,331,000. For fiscal 2005 and 2004, management determined that there was no valuation allowance necessary for deferred tax assets.
     In the fourth quarter of fiscal 2003, the IRS approved our treatment of the amount to be deducted relating to a fiscal 2000 change in accounting for inventory and allowed us to deduct the entire amount in fiscal year 2003 instead of the four years originally anticipated. In addition, the IRS concluded its audits. Furthermore, we resolved our financing contingency and signed an agreement with a new bank. These positive factors, as well as another year’s history of operating profits, lead us to conclude that a valuation allowance was no longer required. Thus, the balance in the allowance was eliminated in the fourth quarter of fiscal 2003.
Results of Operations
     The following table summarizes certain key operating data for the periods indicated:

	Fiscal Year Ended March 31,
	2005	2004	2003
Gross margin	28.2%	27.4%	20.9%
EBITDA(1)	$13,768,000	$12,234,000	$9,479,000
Cash flow from operations	$4,447,000	$15,152,000	$21,026,000
Finished goods turnover	3.08	4.85	6.07
Return on equity (2)	15.6%	16.6%	44.3%
Return on equity (before income taxes) (3)	25.1%	25.6%	23.8%

(1)	EBITDA is computed as earnings before interest, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Return on equity is computed as net income divided by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably.

(3)	Return on equity (before income taxes) is computed as net income before income taxes, divided by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably. Because we benefited from a favorable tax ruling in fiscal 2003 that eliminated all taxes that would otherwise have been recognized during that year, we believe the return on equity (before income taxes) presents this useful measure of our performance on a more comparable basis.
     Following is our results of operation, reflected as a percentage of net sales:

	Fiscal Year Ended March 31,
	2005	2004	2003
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	71.8%	72.6%	79.1%

Gross Margin	28.2%	27.4%	20.9%
General and Administrative Expenses	12.1%	11.9%	10.5%
Sales and Marketing Expenses	2.9%	2.5%	1.3%
Research and Development	0.8%	0.7%	0.6%

Operating Income	12.4%	12.3%	8.5%
Interest Expense, net of Interest Income	1.8%	1.2%	1.6%

Income Before Income Taxes	10.6%	11.1%	6.9%
Provision for Income Tax (expense) benefit	(4.0%)	(3.9%)	5.9%

Net Income	6.6%	7.2%	12.8%

Fiscal 2005 compared to Fiscal 2004
     Net Sales. Our net sales for fiscal year 2005 were $95,785,000, an increase of $15,237,000 or 18.9 % over fiscal year 2004 net sales of $80,548,000. In addition to increased sales to existing customers, net sales was also positively impacted by a one-time refund of $1,673,000 resulting from a modified arrangement we entered into with a customer in August 2004 that terminated a discount arrangement. In addition, revenues from the under-return of cores by our customers, which are included in net sales, increased by $2,018,000 to $5,046,000 for fiscal year 2005 from $3,028,000 for fiscal year 2004. The increase in sales was partially offset by the increase in all marketing allowances, which are accounted for as a reduction to sales, from $6,784,000 in fiscal year 2004 to $11,317,000 in fiscal year 2005.
     The increase in net sales for the year ended March 31, 2005, did not fully reflect the increased volume in products that we have shipped to our largest customer on a pay-on-scan (“POS”) basis. These shipments resulted in an increase in our pay-on-scan inventory from $2,346,000 at March 31, 2004 to $17,036,000 at March 31, 2005. (For additional information, see Note G to the Consolidated Financial Statements included in this Form 10-K.)
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales remained relatively flat and decreased from 72.6% in fiscal 2004 to 71.8% in fiscal 2005. This percentage was positively impacted by the one-time refund of $1,673,000 noted above, for which there was no cost of goods sold, and higher revenues from core under-returns, which have a higher margin than unit sales. Also, our production in Malaysia increased from 9% of total units produced in fiscal 2004 to 15% of total units produced in fiscal 2005. Because overseas manufacturing has lower production costs compared to domestic production, this increase in overseas production helped reduce our cost of goods sold as a percentage of net sales during fiscal year 2005 compared to fiscal year 2004. These positive developments were partially offset by higher per unit manufacturing costs associated with the ramped up production at our Torrance facility that was made to meet demands associated with the new business we received.
     General and Administrative. Our general and administrative expense for fiscal year 2005 was $11,622,000, which represents an increase of $1,993,000 or 20.7%, from fiscal year 2004 of $9,629,000. This increase is principally due to an increase of $1,310,000 in outside professional and consulting fees associated with the SEC’s review of our SEC filings and the related restatement of our financial statements, an increase of approximately $809,000 primarily related to higher staffing levels required by new corporate initiatives, approximately $694,000 in expenses we incurred in fiscal 2005 to establish our manufacturing facility in Mexico, an increase of $140,000 related to the information technology and operating system repairs and maintenance, approximately $137,000 primarily related to the acquisition of additional software licenses, and a $93,000 increase in bank fees related to our credit facility, including annual letter of credit fees for workers compensation. These increases were partially offset by a $410,000 decrease in the expenses associated with our indemnification of Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations of him. In addition, fiscal year 2004 included a $400,000 contract settlement payment to Richard Marks, who at the request of the Board of Directors, submitted his resignation as an Advisor to the Board and the Chief Executive Officer in September 2003.
     Sales and Marketing. Our sales and marketing expenses increased by $782,000 or 39.6% to $2,759,000 for the year ended March 31, 2005 from $1,977,000 for the year ended March 31, 2004. This increase is principally attributable to costs incurred in connection with various marketing initiatives undertaken to strengthen our overall market presence and increase our sales to both the retailers and the traditional warehouse market. These initiatives included an update to, and electronic conversion of, our product catalog, and the development of an interactive website for consumer use. In addition, in November 2003 we hired a new senior sales executive, and related support staff, to target the traditional warehouse market. Though the traditional marketplace now represents only a small portion of our business, management believes the traditional channels represent a growth opportunity for us.
     Research and Development. Our research and development expenses increased over the year by $271,000 or 48.0% to $836,000 for the year ended March 31, 2005 from $565,000 for the year ended March 31, 2004. This increase was primarily attributable to personnel hired to assist with our expanded business.

     Interest Expense. For the year ended March 31, 2005, interest expense, net of interest income, was $1,692,000. This represents an increase of $761,000 over net interest expense of $931,000 for the year ended March 31, 2004. This increase was principally attributable to an increase in short-term interest rates and an increase of $32,220,000 in the amount of accounts receivables that we discounted under our factoring arrangements. This increase was offset by the payoff of the outstanding loan balance under our line of credit in the first quarter of fiscal year 2005. Our outstanding loan balance under this line of credit was $3,000,000 as of March 31, 2004. Interest expense is comprised principally of discounts recognized in connection with our receivables discounting arrangements, interest on our line of credit facility and capital leases.
     Income Tax. For the year ended March 31, 2005 and 2004, we recognized income tax expense of $3,856,000 and $3,123,000, respectively. For income tax purposes, we have available $2,509,000 of federal carry forwards, which expire in varying amounts through 2023. The complete utilization of our tax loss carryforwards will increase the demands on our available cash.
Fiscal 2004 compared to Fiscal 2003
     Net Sales. Our net sales for the fiscal year ended March 31, 2004 were $80,548,000, a decrease of $3,421,000 or 4.1% from the prior years’ sales of $83,969,000. This decrease principally reflects a net decrease in sales of $1,305,000 attributable to lost customers and terminated distribution channels in fiscal 2004 as compared to fiscal 2003, a mild summer in fiscal year 2004 that reduced sales of a particular product line that often fails during hot summers by $1,360,000; a decrease of $1,242,000 representing a year-to-year increase in the allowances for future returns of finished goods and cores from our customers resulting from a change in our estimates, a decrease of $730,000 in revenues from the under-return of cores by our customers and a decrease of $625,000 resulting from higher amortized marketing allowances and one-time incentive credits for items such as testing equipment. These reductions were partially offset by approximately a $1,100,000 increase in revenues attributable to an improvement in product returns and allowances in fiscal year 2004.
     Cost of Goods Sold. As a percentage of net sales, cost of goods sold decreased in fiscal 2004 to 72.6% when compared to 79.1% for fiscal 2003. Our improved gross margin is primarily due to lowered production costs, estimated to be approximately 4.2% of net sales in fiscal 2004 as compared to fiscal 2003, associated with manufacturing efficiencies we have adopted, raw material savings of 1.7% of net sales from price concessions we realized from our suppliers in excess of the amount realized in fiscal 2003 and cost savings of 0.5% of net sales that we realized by increasing production in our Malaysian facilities. These improvements were partially offset by lower core under-return revenues which have a higher margin than unit sales.
     General and Administrative. Our general and administrative expense for fiscal 2004 was $9,629,000, which represents an increase of $817,000 or 9.3%, from the prior year’s expense of $8,812,000. This increase is primarily attributable to a year-to year increase in legal fees of $406,000 pursuant to our indemnification agreement with Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations of him; a $240,000 increase in expenses relating to the implementation of an automated inventory tracking system and increased staffing in our information technology department and $155,000 in increased travel expenses incurred in connection with greater trade show participation, visiting customers and suppliers. These increases were offset by a decrease in bank fees of $126,000 recognized in fiscal 2003 associated with the financing we secured in December 2002.
     Included in general and administrative expense is our provision for doubtful accounts which reflected an increase in expense of $117,000 in fiscal 2004 as compared to fiscal 2003. In fiscal 2004, we recorded a provision of $13,000 and in fiscal 2003, we recognized a recovery of $104,000, an amount that had previously been expensed in a prior year. Because we have a small number of key customers, we believe we are able to effectively manage our bad debt.
     Sales and Marketing. Our sales and marketing expenses increased by $906,000, or 84.6%, to $1,977,000 in fiscal 2004 from $1,071,000 in fiscal 2003. This increase is principally attributable to costs incurred in connection with various marketing initiatives to strengthen our overall presence in the marketplace and increase our sales to the traditional warehouse market. These initiatives included the preparation of primary and collateral sales and marketing materials, costs incurred in connection with our name change, our increased participation in various trade shows, the development of materials relating to our new brand introduction, “Quality-Built,” and the hiring of a new senior sales executive.
     Research and Development. Our research and development expenses remained consistent at $565,000 in fiscal 2004 compared to $564,000 spent in fiscal 2003. Research and development activities primarily relate to design and development of new products and test systems.
     Interest Expense. For fiscal 2004, interest expense, net of interest income, was $931,000 which represented a decrease of $413,000 or 30.7% from fiscal 2003 interest expense of $1,344,000. This decrease is the result of lower interest rates and lower outstanding loan balances, which was partially offset by an increase in the discounts we recognized in connection with our receivables discount program and a reduction in our interest income during fiscal 2004. Our outstanding loan balance was $3,000,000 as of March 31, 2004 as compared to $9,932,000 as of March 31, 2003, a reduction of $6,932,000 over the twelve-month period. Partially offsetting this was an increase of $318,000 in the amount of discounts we accepted in connection with the receivable discount programs we have with two of our customers, which was largely attributable to an increase of $15,506,000 in the amount of receivables that we discounted under these programs. In addition, in fiscal 2003, only one of our customers participated in the receivable discount program, compared to two in fiscal 2004. Interest expense was comprised principally of interest on our line of credit, capital leases (and related notes payable) and our receivable discount programs.
     Interest income for fiscal 2004 was $37,000. This is a decrease of $599,000 or 94.2% when compared to interest income of $636,000 for fiscal 2003. This decrease is principally related to the $606,000 of interest income we received from federal and California taxing authorities as a result of a favorable determination following an examination of our 1996 through 2001 income tax returns.
     Income Tax. For the year ended March 31, 2004 we recognized income tax expense of $3,123,000, and in fiscal 2003 we recognized an income tax benefit of $4,967,000. The tax benefit was primarily attributable to the elimination of the deferred income tax valuation allowance of $4,331,000 and federal income tax refunds of $821,000 and $694,000 from the Job Creation and Work Assistance Act of 2002 related to the five-year carry-back provision and the successful conclusion of a tax examination of our income tax returns covering fiscal years 1996 to 2001. As a result of income tax expense during fiscal 2004 compared to income tax benefit during fiscal 2003, return on equity has been additionally presented before the effect of income taxes.
Liquidity and Capital Resources
     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, and when necessary, the use of our bank credit facility. Our working capital needs have increased significantly in light of the ramped up production demands associated with our new or expanded customer arrangements and the adverse impact that the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships have on the near-term revenues and associated cash flow from these arrangements. Since initial sales to one of the world’s largest automobile manufacturers under an agreement we signed with this customer during the fourth quarter of fiscal 2005 have been below expectations, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. Because our net operating loss carry forwards for tax purposes have been substantially utilized, we anticipate that our future cash flow will be adversely impacted by our future tax payments. In addition, while our cash position has benefited from the way in which the purchase of the transition inventory associated with our POS arrangement has been structured, satisfaction of the credit due customer through the issuance of credits against that customer’s receivables will have an adverse impact on our future cash flow. Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations and the availability under our bank credit facility will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year.
Working Capital and Net Cash Flow
     At March 31, 2005, we had working capital of $42,820,000, a ratio of current assets to current liabilities of 2.25:1, and cash and cash equivalents of $6,211,000, which compares to working capital of $35,818,000, a ratio of current assets to current liabilities of 2.79:1, and cash and cash equivalents of $7,630,000 at March 31, 2004.

Working capital increased primarily due to a year-to-year increase in POS inventory of $14,690,000 (for additional information, see Note G to the Consolidated Financial Statements included in this Form 10-K) and our expanded business. The increase was partially offset by $12,543,000 of credit due customer under our new POS arrangement.
     Our net cash provided by operating activities was $4,447,000 for the year ended March 31, 2005, compared to $15,152,000 for the year ended March 31, 2004. The decrease of $10,705,000 from 2004 to 2005 was primarily due to the overall increase in inventory of $22,785,000, which includes a $14,690,000 increase in our POS inventory, offset by $12,543,000 of credits due to customers under our new POS arrangement, and the payoff of our line of credit, which had a balance of $3,000,000 at March 31, 2004.
     Inventory was notably impacted by our supply arrangements. Inventory increased by a total of $22,785,000 principally due to our new POS arrangement and new business we have realized. The accounting treatment that we have adopted to account for the POS arrangement has also resulted in a net liability to this customer of $12,543,000 at March 31, 2005. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.) This liability will be satisfied through the issuance of monthly credit memos through April 2006. The increase in inventory due to increased production was slightly offset by a reduction of $245,000 in our excess and obsolete inventory reserve account of $2,637,000 at March 31, 2004 to $2,392,000 at March 31, 2005.
     Net accounts receivable increased by $2,781,000 as of March 31, 2005 compared to March 31, 2004. The increase was primarily due to an increase in trade receivables of $3,352,000, attributable to the increased level of sales year on year, offset by increases in specific accounts receivable contra accounts relating to the allowance for stock adjustments and other returns of $475,000 and an $1,083,000 increase in customer allowances.
     Accounts payable at March 31, 2005 were $14,502,000 compared to $13,456,000 at March 31, 2004. The $1,046,000 increase in accounts payable is consistent with the overall increase in the level of sales and increased production in fiscal 2005 as compared to fiscal 2004.
     Our utilization of federal and state net operating loss carry forwards positively impacted our cash flow by $3,305,000 during fiscal 2005. At March 31, 2005, we had federal net operating loss carry forwards of $2,509,000, which expire in varying amounts through 2023. Because our net operating loss carry forwards for tax purposes have been substantially utilized, we anticipate that our future cash flow will be adversely impacted by our future tax payments.
     We used net cash in investing activities for each of the years ended March 31, 2005, 2004 and 2003. Investing activities are primarily related to capital expenditures and the purchase and sale of investments. We expect to use cash in investing activities for the foreseeable future.
     During each of the three years ended March 31, 2005, 2004 and 2003, we used cash in financing activities primarily related to payment and borrowings under our line of credit and payments on our capital lease obligations. Our financing activity net uses for the year ended March 31, 2005 consisted primarily of repayments under our line of credit totaling $3,000,000, exercise of stock options of $291,000 and payments on our capital lease obligations of $411,000. For future expected line of credit and capital lease payments and purchase obligations, see the contractual obligation table included below.
Capital Resources
Line of Credit
     In May 2004, we entered into a loan agreement which provides for borrowings of up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin of 2.00%. The bank holds a security interest in substantially all of our assets. As of March 31, 2005, we had reserved $4,301,000 of our line for standby letters of credit for worker’s compensation insurance, and no balance was outstanding under this line of credit. This loan agreement expires on October 2, 2006.

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
     We were in default under this loan agreement for: (i) failing to provide the bank with our public reports on Form 10-Q for the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended March 31, 2005, (iii) making capital expenditures during the fiscal year ended March 31, 2005 in an amount in excess of $2,500,000 and (iv) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On June 29, 2005, the bank provided us with a waiver of these covenant defaults. The ongoing effect of this waiver was conditioned upon our delivery to the bank of (i) our 10-Q for the quarter ended September 30, 2004 by July 15, 2005, (ii) our 10-Q for the quarter ended December 31, 2004 by July 29, 2005 and (iii) our 10-K for the fiscal year ended March 31, 2005 by August 22, 2005.
     While we satisfied the first two conditions identified in the preceding paragraph, we did not provide the bank with our fiscal 2005 10-K by August 22, 2005. We were in further default under this loan agreement for: (i) failing to provide the bank with our public report on Form 10-Q for the fiscal quarter ended June 30, 2005, (ii) failing to achieve EBITDA of not less than $3 million for the fiscal quarter ended June 30, 2004 (iii) failing to achieve EBITDA of not less than $14 million for the four consecutive fiscal quarters ended June 30, 2004 and March 31, 2005, (iv) failing to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 as of the last day of the fiscal quarter ended March 31, 2005, (v) failing to maintain a quick ratio of not less than 0.65 to 1.00 as of the last day of the fiscal quarters ended June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2005 and (vi) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On August 30, 2005, the bank provided us with a waiver of these covenant defaults. The ongoing effect of this waiver was conditioned upon our delivery to the bank of (i) our 10-K for the year ended March 31, 2005 by September 9, 2005 and (ii) our 10-Q for the fiscal quarter ended June 30, 2005 by September 30, 2005. Because we provided the bank with our fiscal 2005 10-K by September 9, 2005, the bank has restored our ability to fully access the line of credit.
Receivable Discount Program
     Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at an agreed upon discount set at the time the receivables are sold. The discount has averaged 2.2% during the year ended March 31, 2005 and has allowed us to accelerate collection of receivables aggregating $81,487,000 by an average of 187 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the year ended March 31, 2005 was 4.2%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $1,539,000 during the year ended March 31, 2005. These interest costs will increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.
Multi-year Vendor Agreements
     We significantly expanded our production during the year ended March 31, 2005 to meet our obligations under our new POS arrangement with our largest customer. This increased production caused significant increases in our inventories and accounts payable. With respect to merchandise covered by the pay-on-scan arrangement with this customer, the customer is not obligated to purchase the goods we ship to it until that merchandise is purchased by one of its customers. While these arrangements will defer recognition of income from sales to the customer, we do not believe they will ultimately have an adverse impact on our liquidity. In addition, although we have increased our inventory levels and our employee base to accommodate the incremental business we received from this customer, we believe that this incremental business will improve our overall liquidity and cash flow from operations over time. Net sales from POS inventory were $6,191,000 and $5,561,000 for the years ended March 31, 2005 and 2004, respectively.
     As part of this new POS arrangement, we agreed to purchase the customer’s inventory of alternators and starters that is being transitioned to a POS basis. The customer is paying us the proceeds from its POS sale of this transition inventory, and we are paying for this inventory through the issuance of monthly credits to this customer, which will continue through April 2006. Because we are collecting cash for the transition inventory before we issue the monthly credits to purchase this inventory, this transaction helps finance our inventory build-up to meet production requirements. Satisfaction of the credit due customer through the issuance of credits against that customer’s receivables, however, will have an adverse impact on our future cash flow. While we did not record the $24,130,000 of transition inventory that we purchased or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net liability to this customer of $12,543,000 at March 31, 2005. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.)
     In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We have expanded our operations and built-up our inventory to meet the requirements of this contract and have incurred certain transition costs associated with this build-up. As part of the agreement, we agreed to grant this customer $6,000,000 of credits that are being issued as sales to this customer are made. These credits are expected to be fully issued during fiscal 2006. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. Our cash flow has been adversely impacted by the operational steps we have taken and the marketing allowances we have agreed to in order to respond to this opportunity. In addition, sales to this customer during the initial term of this agreement have been below expectations. As a result, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. We believe, however, that this new business will improve our overall liquidity over time.
     In March 2005, we entered into a new agreement with one of our major customers. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary promotional allowances, we agreed to acquire the customer’s import alternator and starter core inventory by issuing $10,300,000 of credits over a five year period subject to adjustment if our sales to the customer decrease in any quarter by more than an agreed upon percentage. The customer is obligated to repurchase from us the cores in the customer’s inventory upon termination of the agreement for any reason.
     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, price concessions and other terms that could adversely affect our liquidity.
Capital Expenditures and Commitments
     Our capital expenditures were $2,549,000 for the year ended March 31, 2005. Approximately $1,300,000 of these expenditures related to our Mexico production facility, with the remainder made to accommodate the increased capacity necessary to meet our production obligations under our new five-year agreement with one of the largest automobile manufacturers in the world and recurring capital expenditures. The amount and timing of capital expenditures during fiscal 2006 may vary depending on the final build-out schedule for the Mexico production facility.

Contractual Obligations
     The following summarizes our contractual obligations and other commitments as of March 31, 2005, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$1,467,000	$483,000	$762,000	$222,000	—
Operating Lease Obligations	$10,334,000	$2,232,000	$3,054,000	$1,743,000	$3,305,000
Purchase Obligations	$27,146,000	$15,042,000	$8,144,000	$3,960,000	—
Other Long-Term Obligations	$17,000,000	$8,084,000	$4,105,000	$2,547,000	$2,264,000

Total	$55,947,000	$25,841,000	$16,065,000	$8,472,000	$5,569,000

     Capital Lease Obligations represent amounts due under finance leases of various types of machinery and computer equipment that are accounted for as capital leases.
     Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, North Carolina, Malaysia, Singapore and Mexico.
     Purchase Obligations represent our obligation to issue credits to (i) a large customer for the acquisition of transition inventory from that customer and (ii) another large customer for the acquisition of that customer’s core inventory.
     Other Long-Term Obligations represent commitments we have with certain customers to provide a marketing allowance in consideration for supply agreements to provide products over a defined period.
Offshore Manufacturing
     To take further advantage of the production savings associated with manufacturing outside the United States, on October 28, 2004, our wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico for a remanufacturing facility. We guarantee the payment obligations of our subsidiary under the terms of the lease. The lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from May 2005, the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, we took possession of these premises, and in June 2005, we began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico will lease an additional 41,000 square feet adjoining its existing space. Because our foreign operations experience lower production costs for the same remanufacturing process, we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” This statement is a revision to SFAS 123, "Accounting for Stock-Based Compensation”, and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123R requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requirements of SFAS No.123R are effective as of the beginning of the first interim reporting period that begins on April 1, 2006 for the Company, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated under SFAS 123 for pro forma disclosures. We have not yet completed our analysis of the impact of adopting SFAS 123R.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of SFAS No. 151 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial statements.
     In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. A reciprocal transfer of a non-monetary asset shall be deemed an exchange only if the transferor has no substantial continuing involvement in the transferred asset such that the usual risks and rewards of ownership of the asset are transferred. The requirements of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not expect the adoption of SFAS No. 151 to have a material effect on our financial statements.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS No. 154. The requirements of SFAS No. 154 are effective for as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.
Item 7A Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk relates to changes in interest rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As our overseas operations expand, our exposure to the risks associated with currency fluctuations will increase.

     The following table presents the weighted-average interest rates expected on our debt instruments in effect at March 31, 2005.
Principal (Notional) Amount by Expected Maturity Date
(As of March 31, 2005)

	Fiscal 2006	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010
Liabilities
Bank Debt, Including Current Portion Line of Credit Facility	$15,000,000	$15,000,000	—	—	—
Interest Rate	5.92%/6.25%	6.25%/6.75%	—	—	—
Capital lease obligations	$483,000	$438,000	$324,000	$222,000	—
Interest Rate	4.28-10.36%	4.28-10.36%	4.28-9.07%	4.28-6.96%	—
     Our $15,000,000 credit facility bears interest at various rates equal to the LIBOR rate plus 2% or the bank’s reference rate, at our option. This obligation is the only variable rate facility we have outstanding. An increase in interest rates of 1% would not have a material impact on our results from operations because we did not have any variable rate debt outstanding as of March 31, 2005. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
     Our primary exposure relates to (1) interest rate risk on our long-term and short-term borrowings, (2) our ability to pay or refinance our borrowings at maturity and (3) the impact of interest rate movements on the cost of the receivable discount program we have established with two of our customers. While we cannot predict or manage our ability to refinance existing debt or the impact interest rate movements will have on our existing debt, we evaluate our financial position on an on-going basis. An increase in interest rates of 1% would have the effect of reducing our results from operations by approximately $15,000, based on interest-bearing debt and capitalized lease obligations at March 31, 2005 of $1,470,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, which has been fixed in relation to the U.S. dollar, the Singapore dollar, and, in fiscal 2006 we began to transact business in the Mexican peso. During the past three years, we have experienced a $6,000 gain, $8,000 gain, and a $5,000 gain, in fiscal years 2005, 2004 and 2003, respectively, relative to our transactions involving the Malaysian Ringit and the Singapore dollar. Our total foreign assets were $985,000 as of March 31, 2005. Based upon our current overseas operations, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements. We anticipate, however, that our exposure to currency risks will increase significantly as we expand our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results.
Item 8 Financial Statements and Supplementary Data
     The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 included herein.
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A Controls and Procedures
     In connection with the preparation and filing of this Annual Report, we completed an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by that report, pursuant to the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by that report, there were material weaknesses in our disclosure controls and procedures as discussed below.
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
     In connection with their audit of our financial statements for the year ended March 31, 2005 included in this Form 10-K, Grant Thornton notified us that our failure to correctly value our cores in the inventory unreturned account and our failure to correctly accrue for credits to a customer constituted material weaknesses in internal control. We have restated the impacted interim income statements to correct these errors. See Note T.
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
     In an on-going effort to remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls, and strengthened our internal audit function. In July 2005, we engaged a consulting firm to further assist in the implementation and compliance requirements of the Sarbanes-Oxley Act of 2002. We believe that changes to our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met. In addition, as a result of the resignation of Charles Yeagley, our Chief Financial Officer, we have engaged a search firm to identify a new Chief Financial Officer who will continue to focus on remaining current with the relevant accounting literature and official pronouncements and assuring that our disclosure controls and procedures remain up-to-date.
     Except as noted in the preceding paragraphs, there have been no changes in our internal control, over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Our directors, their ages and present positions with us as of September 1, 2005 are as follows:

Name	Age	Position with the Company
Selwyn Joffe	47	Chairman of the Board of Directors, President and Chief Executive Officer

Mel Marks	77	Director

Irv Siegel	59	Director, Chairman of the Compensation Committee, and member of the Audit and Ethics Committees

Philip Gay	47	Director, Chairman of the Audit and Ethics Committees, and member of the Compensation Committee

Rudolph J. Borneo	64	Director and member of the Audit, Compensation and Ethics Committees
     Selwyn Joffe has been our Chairman of the Board, President and Chief Executive Officer since February 2003. He has been a director of our company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and CEO of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and CEO of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, a roll-up of amusement parks and served as its President and COO until August 2000. Prior to the founding of Palace Entertainment, Mr. Joffe was the President and CEO of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the Georgia State Bar as well as a Certified Public Accountant.
     Mel Marks founded our company in 1968. Mr. Marks served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding our company, Mr. Marks was employed for over twenty years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to serve as a consultant and director to us since July 1999.
     Irv Siegel joined our Board of Directors on October 8, 2002 and is the Chairman of our Compensation Committee and a member of our Audit and Ethics Committees. Mr. Siegel is a retired attorney admitted to the bar of the state of New Jersey with a background in corporate finance. Since 1993, Mr. Siegel has been the principal owner of Siegel Company, a full service commercial real estate firm, and Mr. Siegel has also served as the director of real estate for Wolfgang Puck Food Company since 1992.
     Philip Gay joined our Board of Directors on November 20, 2004. Mr. Gay is currently serving as Executive Vice President and Chief Financial Officer of Grill Concepts, Inc., a publicly-traded company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 until he joined Grill Concepts, Inc. in June 2004, Mr. Gay served as Managing Director of Triple Enterprises, a business advisory firm that assisted mid-cap sized companies with financing, mergers and acquisitions, franchising and strategic planning. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he served as Chief Financial Officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996) and held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also on the financial advisory board for Concours Consulting and is a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay is the Chairman of our Audit and Ethics Committees, and a member of our Compensation Committee.
     Rudolph J. Borneo joined our Board of Directors on November 20, 2004. Mr. Borneo is currently Vice Chairman and Director of Stores, Macy’s West, a division of Federated Department Stores, Inc. Mr. Borneo served as President of Macy’s California from 1989 to 1992 and President of Macy’s West from 1992 until his appointment as Vice Chairman and Director of Stores. Mr. Borneo is member of our Audit, Compensation and Ethics Committees.
     Our Audit Committee is comprised of three members – Messrs. Borneo, Gay and Siegel. Mr. Gay is the audit committee financial expert and is “independent” within the meaning of Federal securities laws.
Code of Ethics
     Our Board of Directors formally approved the creation of our Ethics Committee on May 8, 2003 and adopted a Code of Business Conduct and Ethics, which applies to all our employees. This committee is currently comprised of Messrs. Gay, Borneo and Siegel, with Mr. Gay serving as Chairman.
Information about our non-director executive officers
     Our executive officers (other than executive officers who are also members of our board of directors), their ages and present positions with our company, are as follows:

Name	Age	Position with the Company
Steven Kratz	50	Sr. Vice President—QA/Engineering

Charles Yeagley (1)	57	Chief Financial Officer/Secretary

Michael Umansky	64	Vice President and General Counsel

(1)	Charles Yeagley has submitted his resignation as our chief financial officer and secretary effective August 31, 2005. Our Board has appointed him interim chief financial officer pending the employment of his replacement.
     Our executive officers are appointed by and serve at the discretion of our Board of Directors. A brief description of the business experience of each of our executive officers, other than executive officers who are also members of our Board of Directors, is set forth below.
     Steven Kratz, our Senior Vice President-QA/Engineering, has been employed by our company since 1988 and assumed the position of Senior Vice President-QA/Engineering in 2001. Before joining us, Mr. Kratz was the General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts. As Senior Vice-President-QA/Engineering, Mr. Kratz heads our quality assurance, research and development and engineering departments.
     Charles Yeagley has been our Chief Financial Officer since June 2000, responsible for all Finance issues, including Investor Relations, Product Costing, Cash Flow, Capital Expenditures, Budgeting, Forecasting, and Financial Planning. Mr. Yeagley is also responsible for the management of the Accounting, Purchasing, Information Technology, and Human Resource Departments. From 1995 to June 2000, Mr. Yeagley was the Chief Financial Officer for Goldenwest Diamond Corporation — DBA The Jewelry Exchange, which is the largest privately-held manufacturer and retailer of fine jewelry. From July 1979 to December 1994, Mr. Yeagley was a principal in Faulkinbury and Yeagley, a certified public accounting firm that he co-founded. Mr. Yeagley is a Certified Public Accountant and holds a Bachelor of Business Administration Degree with an emphasis in Accounting from Fort Lauderdale University and a Master of Business Administration Degree from Golden Gate University.

     Michael Umansky has been our Vice President and General Counsel since January 2004 and is responsible for all legal matters. Mr. Umansky was a partner of Stroock & Stroock & Lavan LLP, and the founding and managing partner of its Los Angeles office from 1975 until 1997 and was Of Counsel to that firm from 1998 to July 2001. Immediately prior to joining our company, Mr. Umansky was in the private practice of law, and during 2002 and 2003, he provided legal services to us. From February 2000 until March 2001, Mr. Umansky was Vice President, Administration and Legal, of Hiho Technologies, Inc., a venture capital financed producer of workforce management software. Mr. Umansky is admitted to practice law in California and New York and is a graduate of The Wharton School of the University of Pennsylvania and Harvard Law School.
          There are no family relationships among our directors or named executive officers. There are no material proceedings to which any of our directors or executive officers or any of their associates, is a party adverse to us or any of our subsidiaries, or has a material interest adverse to us or any of our subsidiaries. To our knowledge, none or our directors or executive officers has been convicted in a criminal proceeding during the last five years (excluding traffic violations or similar misdemeanors), and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last five years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no Form 4s were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the 2005 fiscal year, except that timely filings were not made of (i) a Statement of Changes in Beneficial Ownership on Form 4 for Mr. Yeagley upon the grant of stock options on May 11, 2004, (ii) a Statement of Changes in Beneficial Ownership on Form 4 for Mr. Kratz upon the grant of stock options on May 11, 2004, and (iii) Statements of Changes in Beneficial Ownership on Form 4 reporting stock option grants to each of Messrs. Borneo and Gay upon their election to the Board on November 30, 2004. All such Section 16(a) filings have since been made.
Item 11. Executive Compensation
     The following table sets forth information concerning the annual compensation of our Chief Executive Officer and the other four most highly compensated executive officers and other individuals for whom disclosure is required, whose salary and bonus exceeded $100,000 for the 2005 fiscal year and for services in all capacities to us during our 2005, 2004 and 2003 fiscal years. We refer to these individuals as our named executive officers.

						Shares
				Other Annual		Underlying		All Other
Name & Principal Position	Year	Salary	Bonus	Compensation		Options		Compensation
Selwyn Joffe (1)	2005	$542,000	$600,000	$—		200,000	(2)	$29,000	(3)
Chairman of the Board	2004	457,000	500,000	89,000		101,500	(2)	28,000	(3)
President & CEO	2003	—	—	380,000		101,500	(2)	4,000	(3)

Mel Marks	2005	—	—	$350,000		1,500		—
Director and Consultant	2004	—	50,000	350,000		1,500		—
	2003	—	—	313,000		1,500		—

Steven Kratz	2005	$231,000	$30,000	$50,000	(5)	2,500		—
Sr. VP – Engineering	2004	231,000	19,000	61,000	(5)	—		—
	2003	225,000	19,000	—		—

Charles Yeagley	2005	$221,000	$55,000	—		15,000		$29,000	(3)
Chief Financial Officer	2004	239,000	65,000	—		—		28,000	(3)
	2003	179,000	63,000	—		—		25,000	(3)

Michael Umansky	2005	$400,000	$40,000	—		—		$—
Vice President & General Counsel (4)	2004	100,000	—	—		—		300,000
	2003	—	—	—		—		—

(1)	Mr. Joffe became our President and Chief Executive Officer in February 2003. The salary amount shown for fiscal year 2004 is based upon an annualized salary rate of $542,000, Mr. Joffe’s salary level for fiscal 2004. The other annual compensation amounts in fiscal 2004 include the amounts paid to Protea Group Inc., a consulting company wholly-owned by Mr. Joffe. Our contract with Protea was terminated when Mr. Joffe became our President and Chief Executive Officer.

(2)	The amount for fiscal 2005 includes 200,000 options granted on July 20, 2004 which were exercisable immediately. The amounts for fiscal 2004 includes 100,000 options granted on January 14, 2004 and 1,500 options granted on April 30, 2003. The amounts for fiscal 2003 includes 100,000 options granted on March 3, 2003, of which 50,000 were exercisable immediately and 50,000 became exercisable on March 3, 2004, and 1,500 options granted on April 30, 2002.

(3)	Represents reimbursement for health insurance premiums paid by employee.

(4)	Mr. Umansky became our Vice President and General Counsel on January 1, 2004. The salary amount shown for fiscal 2004 is based on upon an annualized salary of $400,000, which is Mr. Umansky’s current salary level. The other compensation amount in 2004 represents legal fees paid to Mr. Umansky from April 1, 2003 to December 31, 2003 .

(5)	Represents compensation from the exercise of employee stock options.
Compensation of Directors
     We have supplemental compensatory arrangements with Mel Marks, our founder, largest shareholder and member of our board. In August 2000, our Board of Directors agreed to engage Mel Marks to provide consulting services to our company. Mr. Marks has 45 years of relevant experience in the industry and our company. Mr. Marks is paid an annual consulting fee of $350,000 per year. We can terminate our consulting arrangement with Mr. Marks at any time.
     We agreed to pay Mr. Gay $90,000 per year for serving on our Board of Directors, as well as assuming the responsibility for being Chairman of our Audit and Ethics Committees.
     In addition, each of our non-employee directors, other than Mr. Gay, receives annual compensation of $20,000 and is paid a fee of $2,000 for attending each Board of Directors meeting, $2,000 for attending each Audit Committee meeting and $500 for any other Board committee meeting attended. Each director is also reimbursed for reasonable out-of-pocket expenses incurred to attend Board or Board committee meetings.
     At the November 30, 2004 annual meeting of shareholders, our shareholders approved the 2004 Non-Employee Director Stock Plan. A total of 175,000 shares of common stock have been reserved for grants of stock options under the 2004 Non-Employee Director Stock Option Plan. Each non-employee director will be granted options to purchase 25,000 shares of our common stock upon their election to our Board of Directors and will be awarded an option to purchase an additional 3,000 shares of our common stock for each full year of service on our Board of Directors. The exercise price for each of these options will be equal to the fair market value of our common stock on the date the option is granted. The exercise price of an option is payable only in cash. Each of these options will have a ten-year term. One-third of the options will be exercisable immediately upon grant, and one-half of the remaining portion of each option grant will vest and become exercisable on the first and second anniversary dates of the date of grant, assuming that the non-employee director remains on our Board on each such anniversary date. In the event of a change of control, we may, after notice to the grantee, require the grantee to “cash-out” his rights by transferring them to us in exchange for their equivalent “cash value.” The Board does not have the right to modify the number of options granted to a non-employee director or the terms of the option grants under the 2004 Non-Employee Director Stock Plan.

Option Grants in the Last Fiscal Year
     The following table provides summary information regarding stock options granted during the fiscal year ended March 31, 2005 to each of our named executive officers. The potential realizable value is calculated assuming that the fair market value of our common stock appreciates at the indicated annual rate compounded annually for the entire term of the options, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate of the future prices or market value of our common stock.

					Potential RealizableValue at
					Assumed Annual Rates of Stock
					Price Appreciate for Option
					Terms
		% of Total
	Number of	Options
	Securities	Granted To
	Underlying	Employees in	Exercise or	Expiration
Name	Options Granted*	Fiscal 2005	Base Price	Date	5%($)	10%($)
Selwyn Joffe	200,000	54.4%	$9.27/share	7/19/2014	$1,165,971	$2,954,799
Charles Yeagley	15,000	4.1%	$8.70/share	5/11/2014	$82,071	$207,983
Steven Kratz	2,500	0.7%	$8.70/share	5/11/2014	$13,678	$34,664
Totals	217,500	59.2%

*	All options are exercisable immediately.
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     No options were exercised by the named executive officers during fiscal 2005. The following table sets forth the number and value of exercisable and unexercisable options held as of March 31, 2005 by each of our named executive officers.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at March		In-the-Money Options
			31, 2005		at March 31, 2005
	Shares
	Acquired on	Value
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Selwyn Joffe	—	—	489,750	—	$2,421,000	—
Mel Marks	—	—	6,000	—	54,000	—
Steven Kratz	—	—	58,100	—	439,000	—
Charles Yeagley	—	—	40,000	—	284,000	—
Michael Umansky	—	—	—	—	—	—
Employment Agreements
     We have entered into an employment agreement with Selwyn Joffe pursuant to which he is employed full-time as our President and Chief Executive Officer in addition to serving as our Chairman of the Board of Directors. This agreement, which was negotiated on our behalf by Mel Marks, the then Chairman of the Compensation Committee, entered into on February 14, 2003 and originally scheduled to expire on March 31, 2006. The February 14, 2003 agreement provides for an annual base salary of $542,000, and Mr. Joffe participates in our executive bonus program. Mr. Joffe remains entitled to receive a transaction fee of 1.0% of the “total consideration” of any equity transaction his efforts bring to us that we previously agreed to provide to him as part of a prior consulting agreement with Protea Group, Mr. Joffe’s company. Mr. Joffe was awarded an option to purchase 100,000 shares of common stock effective March 3, 2003 at a strike price of $2.16, 50,000 of which vested on the date of grant and 50,000 of which became exercisable on the first anniversary of the date of grant. In January 2004, we granted Mr. Joffe a ten-year option to purchase 100,000 shares of our common stock at an exercise price of $6.345 per share and a ten year option to purchase 1,500 shares at an exercise price of $1.80. On July 20, 2004, Mr. Joffe was granted an additional option to purchase 200,000 shares of our common stock. These options are immediately exercisable, provide for an exercise price of $9.27 per share and have a ten year term. Mr. Joffe also receives other benefits including those generally provided to other employees.
     On April 22, 2005, we entered into an amendment to our employment agreement with Mr. Joffe. Under the amendment, Mr. Joffe’s term of employment has been extended from March 31, 2006 to March 31, 2008, and his base salary, bonus arrangements, 1% transaction fee right and fringe benefits remain unchanged.
     Before the amendment, Mr. Joffe had the right to terminate his employment upon a change of control and receive his salary and benefits through March 31, 2006. Under the amendment, upon a change of control (which has been redefined pursuant to the amendment), Mr. Joffe will be entitled to a sale bonus equal to the sum of (i) two times his base salary plus (ii) two times his average bonus earned for the two years immediately prior to the change of control. The amendment also grants Mr. Joffe the right to terminate his employment within one year of a change of control and to then receive salary and benefits for a one-year period following such termination plus a bonus equal to the average bonus Mr. Joffe earned during the two years immediately prior to his voluntary termination.
     If Mr. Joffe is terminated without cause or resigns for good reason (as defined in the amendment), the registrant must pay Mr. Joffe (i) his base salary, (ii) his average bonus earned for the two years immediately prior to termination, and (iii) all other benefits payable to Mr. Joffe pursuant to the employment agreement, as amended, through the later of two years after the date of termination of employment or March 31, 2008. Under the amendment, Mr. Joffe is also entitled to an additional “gross-up” payment to offset the excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Internal Revenue Code) to be made to him upon a change of control. The amendment has redefined the term “for cause” to apply only to misconduct in connection with Mr. Joffe’s performance of his duties. Pursuant to the Amendment, any options that have been or may be granted to Mr. Joffe will fully vest upon a change of control and be exercisable for a two-year period following the change of control, and Mr. Joffe agreed to waive the right he previously had under the employment agreement to require the registrant to purchase his option shares and any underlying options if his employment were terminated for any reason. The amendment further provides that Mr. Joffe’s agreement not to compete with the registrant terminates at the end of his employment term.
     We entered into an employment contract with Charles Yeagley on April 1, 2003 that calls for a base salary of $215,000 per year, provides that Mr. Yeagley participates in our executive bonus program and expires on March 31, 2006. This contract replaced the previous employment agreement pursuant to which Mr. Yeagley received an annual base salary of $175,000. Under the previous employment agreement, Mr. Yeagley was granted a ten-year option to purchase 25,000 shares of our common stock, at $0.93 per share. On May 11, 2004, Mr. Yeagley was granted an additional ten-year option to purchase 15,000 shares of our common stock at an exercise price of $8.70. In addition to his cash compensation, Mr. Yeagley receives an automobile allowance and other benefits, including those generally provided to other employees. On July 11, 2005, Mr. Yeagley tendered his resignation as our chief financial officer and secretary. This resignation was effective on August 31, 2005. The Board has appointed him interim chief financial officer pending the employment of his replacement.
     In conformity with our policy, all of our directors and officers execute confidentiality and nondisclosure agreements upon the commencement of employment. The agreements generally provide that all inventions or discoveries by the employee related to our business and all confidential information developed or made known to the employee during the term of employment shall be our exclusive property and shall not be disclosed to third parties without our prior approval. Our employment agreement with Mr. Yeagley also contains non-competition provisions that preclude him from competing with us for a period of two years from the date of termination of his employment. Public policy limitations and the difficulty of obtaining injunctive relief may impair our ability to enforce the non-competition and nondisclosure covenants made by our employees.
Performance Graph
          The following graph compares the cumulative return to holders of common stock for the fiscal years ended March 31, 2001, 2002, 2003, 2004 and 2005 with the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Market Index and an index for our peer group. The comparison assumes $100 was invested at the close of business on March 31, 2000 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.
     Annual Return Percentage – Based upon historical performance, the following table depicts the annual percentage return earned in each of the three comparison groups :
Total Shareholder Returns—Dividends Reinvested
Annual Return Percentage

	Year Ended March 31,
Company/Index	2001	2002	2003	2004	2005
Motorcar Parts of America, Inc.	-28.95%	225.00%	-50.55%	271.11%	31.15%
Peer Group	-45.52%	152.19%	-28.01%	43.21%	5.71%
NASDAQ	-59.66%	0.61%	-26.98%	49.38%	0.85%
     Indexed Returns – Based upon historical performance, the following table displays the results of $100 invested at the close of business on March 31, 2000 in the Common Stock of each of the comparison groups and assumes reinvestment of dividends:
ZACKS TOTAL RETURN ANNUAL COMPARISON
5 YEAR CUMULATIVE TOTAL RETURN SUMMARY
Through March 31, 2005

		2000	2001	2002	2003	2004	2005
MPA	Return%		-28.95	225.00	-50.55	271.11	31.15
	Cum $	$100.00	$71.05	$230.91	$114.20	$423.80	$555.81
NASDAQ	Return%		-59.66	0.61	-26.98	49.38	0.85
	Cum $	$100.00	$40.34	$40.59	$29.64	$44.27	$44.65
Peer Group	Return%		-45.52	152.19	-28.01	43.21	5.71
	Cum $	$100.00	$54.48	$137.40	$98.92	$141.66	$149.76

     Corporate Performance Graph with peer group uses peer group only performance and excludes Motorcar Parts.
     Peer group indices use beginning of period market capitalization weighting.
     S&P index returns are calculated by Zacks.
Peer Group:
•	Aftermarket Technologies Corporation

•	R & B, Incorporated

•	Standard Motor Products, Inc.

•	Transpro, Incorporated
Report of the Compensation Committee Regarding Executive Compensation
     Our Compensation Committee is composed of Irv Siegel, Rudolph J. Borneo and Philip Gay, each of whom is an independent member of our Board of Directors. The Compensation Committee is responsible for developing and making recommendations to the board with respect to our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our chief executive officer and other senior company officers and to make recommendations concerning the salary, bonuses and stock options to be awarded to our officers.
Compensation Philosophy
     The objectives of our executive compensation program are to:
•	Support the achievement of desired Company performance.

•	Provide compensation that will attract and retain superior talent and reward performance.
     The Compensation Committee reviews the scope of an executives duties and his or her performance, in addition to the overall performance of our company in determining the compensation of our executives. The Compensation Committee also considers the compensation practices of other companies in the automotive remanufacturing industry and companies of a comparable size and complexity. From time to time, the committee also engages outside consultants to assist it.
     We believe that the executive compensation program provides an overall level of compensation opportunity that is competitive within the automotive remanufacturing industry, as well as with a broader group of companies of comparable size and complexity.
Annual Compensation
Executive Officer Compensation Program. Our executive officer compensation program is comprised of base salary, bonus and long-term incentive compensation in the form of stock options and various benefits, including medical plans and deferred compensation arrangements. Our awards of equity based compensation are intended to encourage maximizing shareholder value and align the interests of our executives and shareholders.
     Base Salary. Base salary levels for our executive officers are competitively set relative to companies in comparable manufacturing industries. In determining salaries, the committee also takes into account individual experience and performance and specific issues particular to the Company. The committee considered each of these factors in approving the salaries for all of the executive officers.
     Bonus Arrangements. Historically, bonuses paid to several of our executive officers were based upon the Compensation Committee’s evaluation of these officers’ respective contribution to our financial results.
     Stock Option Program. The stock option program is our long-term incentive plan for providing an incentive to key employees (including directors and officers who are key employees) and consultants.
     Deferred Compensation. We contribute on behalf of each executive officer $.25 on each dollar, up to 6% of such executive officer’s annual salary and bonus, to our non-qualified deferred compensation plan.
     Benefits. We provide to executive officers medical benefits that are generally available to our other employees. Historically, the value of perquisites, as determined in accordance with the rules of the SEC relating to executive compensation, do not exceed 10% of salary.
Compensation of Chief Executive Officer
     The terms of the employment agreement with Mr. Joffe entered into as of February 14, 2003 were determined by negotiations between representatives of ours and Mr. Joffe. In this regard, we reviewed statistical and other material available to us. The negotiated terms reflect the results of our review and understanding of what a chief executive officer earns at comparable positions, the unique background Mr. Joffe has with our company, and in marketing and management generally, and what we understand an executive of Mr. Joffe’s stature could otherwise earn in the employment market. In connection with the Compensation Committee’s award of 100,000 options to Mr. Joffe in January 2004 and the award of an additional 200,000 options in July 2004, as described under the caption “Employment Agreements” above, the Compensation Committee also considered the recommendations of an independent executive compensation consultant.
     The terms of the April 22, 2005 amendment to Mr. Joffe’s employment agreement were determined by negotiations between our Compensation Committee and Mr. Joffe. In connection with these negotiations it was important to our representatives that we retain Mr. Joffe’s services beyond the March 31, 2006 originally scheduled expiration date of his employment agreement. In this regard, the Compensation Committee reviewed an analysis of compensation arrangements for chief executive officers of comparable public companies prepared by an executive compensation consulting firm. The Compensation Committee concluded the changes to Mr. Joffe’s employment agreement made by the amendment were appropriate in light of Mr. Joffe’s contribution to our success and these representatives’ understanding of the compensation arrangements in place with executives of Mr. Joffe’s stature. The Board and the Compensation Committee recognize that we operate in a challenging business environment and are confident with Mr. Joffe as our Chief Executive Officer.
COMPENSATION COMMITTEE
Irv Siegel, Chairman
Philip Gay
Rudolph Borneo
Compensation Committee Interlocks and Insider Participation
None of our executive officers currently serves on the compensation committee of any other company or board of directors of any other company which any member of our Compensation Committee is an executive officer.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth, as of September 1, 2005, certain information as to the common stock ownership of each of our named executive officers, directors and director nominees, all named executive officers, directors and director nominees as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 8,208,955 shares of common stock outstanding as of September 1, 2005.
     Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of September 1, 2005 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and Nature of		Percent of
Name and Address of Beneficial Shareholder	Beneficial Ownership (1)		Class
Mel Marks	2,000,463	(2)	24.4%
c/o Motorcar Parts of America, Inc. 2929 California Street Torrance, CA 90503

Richard Marks	504,122	(3)	6.1%
11718 Barrington Court P.O. Box 102 Los Angeles, CA 90049

Steven Kratz	58,100	(4)	*
c/o Motorcar Parts of America, Inc 2929 California Street Torrance, CA 90503

Selwyn Joffe	489,750	(5)	5.6%
c/o Motorcar Parts of America, Inc 2929 California Street Torrance, CA 90503

Philip Gay	8,334	(6)	*
c/o Motorcar Parts of America, Inc 2929 California Street Torrance, CA 90503

Rudolph Borneo	8,334	(6)	*
c/o Motorcar Parts of America, Inc 2929 California Street Torrance, CA 90503

Irv Siegel	26,500	(7)	*
c/o Motorcar Parts of America, Inc 2929 California Street Torrance, CA 90503

Charles Yeagley	40,000	(8)	*
c/o Motorcar Parts of America, Inc 2929 California Street Torrance, CA 90503

Michael Umansky	—		—
c/o Motorcar Parts of America, Inc. 2929 California Street Torrance, CA 90503

Directors and executive officers	2,631,481	(9)	29.8%
as a group — 8 persons

* Less than 1% of the outstanding common stock.

1.	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

2.	Includes 6,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan.

3.	Includes 142,857 shares held by The Marks Family Trust, of which Richard Marks is a Trustee and beneficiary and 67,040 shares held by Mr. Marks’ wife and their sons.

4.	Represents 55,600 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 2,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

5.	Represents 30,000 shares issuable upon exercise of options exercisable under the 1996 Stock Option Plan (the “1996 Stock Option Plan”); 255,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan and 200,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

6.	Represents 8,334 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

7.	Represents 26,500 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option.

8.	Includes 15,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

9.	Includes 368,350 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 30,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 217,500 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; and 16,668 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.
Item 13. Certain Relationships and Related Transactions
     We have entered into a consulting agreement with Mel Marks, our founder, Board member and largest stockholder. We currently pay Mel Marks a consulting fee of $350,000 per year under this arrangement. In addition, the Compensation Committee and the Board authorized a bonus payable to Mr. Marks with respect to fiscal 2004 of $50,000. We have also agreed to pay Mr. Gay, a member of our Board of Directors, $90,000 per year for his service as a member of our Board and Chairman of our Audit Committee. For additional information, see the discussion under the caption “Compensation of Directors”.
     Based upon the terms of the agreement we previously entered into with Richard Marks, our former President and Chief Operating Officer, we have been paying the costs he has incurred in connection with the SEC and U.S. Attorney’s Office’s investigation. For additional information, see the discussion under the caption “Legal Proceedings”. During fiscal 2005, 2004 and 2003 we incurred costs of approximately $556,000 $966,000 and $560,000, respectively, on his behalf. Richard Marks is the son of Mel Marks.

Item 14. Principal Accountant Fees and Services
     The following table summarizes the total fees we paid to our independent certified public accountants, Grant Thornton LLP, for professional services provided during the twelve month periods ended March 31:

	2005	2004
Audit Fees	$619,000	$282,000
Audit Related Fees	29,000	22,000
Tax Fees	—	—
All Other Fees	69,000	—
	$717,000	$304,000
     Audit fees billed in fiscal 2005 and 2004 consisted of (i) the audit of our annual financial statements and (ii) the reviews of our quarterly financial statements, (iii) the review of SEC letters and (iv) the review of restated financial statements and related Forms 10-K and 10-Q.
     Audit related fees billed in fiscal 2005 and 2004 consisted of (i) review of our accounting for customer long-term contracts, and (ii) professional services rendered in connection with S-8 registration statement that was filed on April 2, 2004.
     Other fees billed in fiscal 2005 consisted of professional services for due diligence work related to a potential acquisition that has been abandoned.
     Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit fees in fiscal 2005 and 2004 were approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     a. Documents filed as part of this report:
(1)	Index to Consolidated Financial Statements:
(2)	Schedules.

None.

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement.”)

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”)

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”)

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”)

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s Common Stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing
4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4. to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	1997 Form 10-K. Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Warrant to Purchase Common Stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

10.6	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.7	Form of Employment Agreement dated February 14, 2003 by and between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 10.42 to the 2003 10-K.

10.8	Letter Agreement dated July 17, 2002 by and between the Company and Houlihan Lokey Howard & Zukin Capital.	Incorporated by reference to Exhibit 10.43 to the 2003 10-K.

Number	Description of Exhibit	Method of Filing
10.9	Second Amendment to Lease dated March 15, 2002 between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.10	Separation Agreement and Release, dated February 14, 2003, between the Company and Anthony Souza	Incorporated by reference to Exhibit 10.45 to the 2003 10-K.

10.11	Employment Agreement, dated April 1, 2003 between the Company and Charles Yeagley.	Incorporated by reference to Exhibit 10.46 to the 2003 10-K.

10.12	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.47 to the 2003 10-K.

10.13	Form of Agreement, dated June 5, 2002, by and between the Company and Sun Trust Bank.	Incorporated by reference to Exhibit 10.38 to the 2002 10-K.

10.14	Credit Agreement, dated May 28, 2004, between the Company and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the “2004 10-K”).

10.15*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company.	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.16	Employment Agreement, dated November 1, 2003, between the Company and Bill Laughlin.	Incorporated by reference to Exhibit 10.16 to the 2004 10-K.

10.17	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.18	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California.	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.19	Stock Purchase Agreement, dated February 28, 2001 between the Company and Mel Marks.	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 29, 2001.

10.20	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K field on November 2, 2004.

10.21	Amendment No. 1 to Employment Agreement, dated April 19, 2004, between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K field on April 25, 2005.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 10-K.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 10-K.

21.1	List of Subsidiaries	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant	Filed herewith.

Number	Description of Exhibit	Method of Filing
to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: September 2, 2005	By:	/s/ Charles W. Yeagley

Charles W. Yeagley
Chief Financial Officer and Secretary
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director
Selwyn Joffe	(Principal Executive Officer)	September 2, 2005

/s/ Charles Yeagley	Chief Financial Officer
Charles Yeagley	(Principal Financial and Accounting Officer)	September 2, 2005

/s/ Mel Marks
Mel Marks	Director	September 2, 2005

/s/ Rudolph Borneo
Rudolph Borneo	Director	September 2, 2005

/s/ Philip Gay
Philip Gay	Director	September 2, 2005

/s/ Irv Siegel
Irv Siegel	Director	September 2, 2005

MOTORCAR PARTS OF AMERICA, INC
AND SUBSIDIARIES
March 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Motorcar Parts of America, Inc.
We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. (formerly Motorcar Parts & Accessories, Inc.) and Subsidiaries as of March 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorcar Parts of America, Inc. and Subsidiaries as of March 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited Schedule II of Motorcar Parts of America, Inc. and Subsidiaries for each of the three years in the period ended March 31, 2005. In our opinion, this schedule, when considered in relation to the basic consolidated financial statements taken as whole, presents fairly, in all material respects, the information set forth therein.

/s/ Grant Thornton LLP
Los Angeles, California
August 22, 2005, except for Note S, as to which the date is August 30, 2005

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Balance Sheets
March 31

	2005	2004
ASSETS
Current Assets:
Cash and cash equivalents	$6,211,000	$7,630,000
Short term investments	503,000	288,000
Accounts receivable, net of allowance for doubtful accounts of $20,000 and $14,000 in 2005 and 2004, respectively	11,513,000	9,789,000
Inventory — net	48,587,000	25,595,000
Deferred income tax asset	6,378,000	8,786,000
Prepaid income tax	—	172,000
Inventory unreturned	2,409,000	2,716,000
Prepaid expenses and other current assets	1,365,000	880,000

Total current assets	76,966,000	55,856,000
Plant and equipment — net	5,483,000	4,758,000
Deferred income taxes	—	378,000
Other assets	899,000	774,000

TOTAL ASSETS	$83,348,000	$61,766,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$14,502,000	$13,456,000
Accrued liabilities	1,378,000	509,000
Accrued salaries and wages	2,235,000	1,754,000
Accrued workers’ compensation claims	2,217,000	588,000
Income tax payable	183,000	—
Line of credit	—	3,000,000
Deferred compensation	450,000	260,000
Deferred income	133,000	—
Other current liabilities	89,000	62,000
Credit due customer	12,543,000	—
Current portion of capital lease obligations	416,000	409,000

Total current liabilities	34,146,000	20,038,000
Deferred income, less current portion	521,000	100,000
Deferred income tax liability	519,000	—
Capital lease obligations, less current portion	938,000	1,247,000

Total Liabilities	36,124,000	21,385,000

Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,183,955 and 8,085,955 shares issued and outstanding at March 31, 2005 and 2004, respectively	82,000	81,000
Additional paid-in capital	53,627,000	53,096,000
Accumulated other comprehensive loss	(55,000)	(78,000)
Accumulated deficit	(6,430,000)	(12,718,000)

Total shareholders’ equity	47,224,000	40,381,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$83,348,000	$61,766,000

     The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Statements of Operations
Year Ended March 31,

	2005	2004	2003
Net sales	$95,785,000	$80,548,000	$83,969,000
Cost of goods sold	68,732,000	58,512,000	66,427,000

Gross profit	27,053,000	22,036,000	17,542,000

Operating expenses:
General and administrative	11,622,000	9,629,000	8,812,000
Sales and marketing	2,759,000	1,977,000	1,071,000
Research and development	836,000	565,000	564,000

Total operating expenses	15,217,000	12,171,000	10,447,000

Operating income	11,836,000	9,865,000	7,095,000
Other (expense) income
Interest expense	(1,794,000)	(968,000)	(1,980,000)
Interest income	102,000	37,000	636,000

Income before income tax (expense) benefit	10,144,000	8,934,000	5,751,000
Income tax (expense) benefit	(3,856,000)	(3,123,000)	4,967,000

Net income	$6,288,000	$5,811,000	$10,718,000

Basic income per share	$0.77	$0.72	$1.35
Diluted income per share	$0.73	$0.69	$1.25
Weighted average shares outstanding:
Basic	8,151,459	8,023,228	7,960,455
Diluted	8,599,969	8,388,129	8,540,560
     The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Statement of Shareholders’ Equity
For the years ended March 31, 2005, 2004 and 2003

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Loss	Deficit	Total	Income
Balance at March 31, 2002	7,960,455	80,000	53,126,000	(112,000)	(28,907,000)	24,187,000
Foreign currency translation	—	—	—	5,000	—	5,000	$5,000
Net Income	—	—	—	—	10,718,000	10,718,000	10,718,000

Comprehensive Income							$10,723,000

Balance at March 31, 2003	7,960,455	80,000	53,126,000	(107,000)	(18,189,000)	34,910,000
Purchase and cancellation of warrants and options	—	—	(372,000)	—	(340,000)	(712,000)
Exercise of options	204,500	2,000	498,000	—	—	500,000
Tax benefit from employee stock options exercised	—	—	139,000	—	—	139,000
Purchase of common stock	(79,000)	(1,000)	(295,000)	—	—	(296,000)
Unrealized gain on investments	—	—	—	21,000	—	21,000	$21,000
Foreign currency translation	—	—	—	8,000	—	8,000	8,000
Net Income	—	—	—	—	5,811,000	5,811,000	5,811,000

Comprehensive Income							$5,840,000

Balance at March 31, 2004	8,085,955	$81,000	$53,096,000	$(78,000)	$(12,718,000)	$40,381,000
Exercise of options	98,000	1,000	290,000	—	—	291,000
Tax benefit from employee stock options exercised	—	—	241,000	—	—	241,000
Unrealized gain on investments	—	—	—	17,000	—	17,000	$17,000
Foreign currency translation	—	—	—	6,000	—	6,000	6,000
Net Income	—	—	—	—	6,288,000	6,288,000	6,288,000

Comprehensive Income							$6,311,000

Balance at March 31, 2005	8,183,955	$82,000	$53,627,000	$(55,000)	$(6,430,000)	$47,224,000

     The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
(Formerly MOTORCAR PARTS & ACCESSORIES, INC.)
Consolidated Statements of Cash Flows
Year Ended March 31,

	2005	2004	2003
Cash flows from operating activities:
Net income	$6,288,000	$5,811,000	$10,718,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,932,000	2,369,000	2,384,000
Provision for inventory reserves and stock adjustments	812,000	2,566,000	2,796,000
Provision for (recovery of) doubtful accounts	6,000	13,000	(104,000)
Deferred income taxes	3,305,000	2,984,000	(4,213,000)
Tax benefit from employee stock options exercised	241,000	139,000	—
Loss on disposal of assets	6,000	—	—
Changes in:
Accounts receivable	(2,787,000)	(628,000)	4,189,000
Inventory	(22,785,000)	(3,585,000)	4,866,000
Prepaid income tax	172,000	(144,000)	3,381,000
Inventory unreturned	41,000	(276,000)	(54,000)
Prepaid expenses and other current assets	(180,000)	(303,000)	(171,000)
Other assets	(130,000)	338,000	620,000
Accounts payable and accrued liabilities	4,029,000	5,678,000	(3,163,000)
Income tax payable	183,000	—	—
Deferred compensation	191,000	46,000	(58,000)
Deferred income	554,000	100,000	—
Credit due customer	12,543,000	—	—
Other liabilities	26,000	44,000	(165,000)

Net cash provided by operating activities	4,447,000	15,152,000	21,026,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,549,000)	(322,000)	(669,000)
Change in short term investments	(199,000)	(126,000)	110,000

Net cash used in investing activities	(2,748,000)	(448,000)	(559,000)

Cash flows from financing activities:
Net payments under the line of credit	(3,000,000)	(6,932,000)	(18,097,000)
Net payments on capital lease obligations	(411,000)	(945,000)	(1,160,000)
Repurchase of warrants and stock options	—	(1,008,000)	—
Exercise of stock options	291,000	500,000	—

Net cash used in financing activities	(3,120,000)	(8,385,000)	(19,257,000)

Effect of translation adjustment on cash	2,000	4,000	5,000

Net increase (decrease) in cash and cash equivalents	(1,419,000)	6,323,000	1,215,000
Cash and cash equivalents – beginning of year	7,630,000	1,307,000	92,000

Cash and cash equivalents – end of year	$6,211,000	$7,630,000	$1,307,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$1,795,000	$968,000	$2,132,000
Income taxes	$59,000	$253,000	$32,000
Non-cash investing and financing activities:
Property acquired under capital lease	$109,000	$1,577,000	$—
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

The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore and Malaysia, and in June 2005 began limited remanufacturing in Mexico.

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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions located in Southern California. At times, the cash balances exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash equivalents. Total amounts uninsured at March 31, 2005 and 2004 were approximately $5,760,000 and $6,930,000, respectively.

3.	Accounts Receivable

The allowance for doubtful accounts is developed based upon several factors including customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. The Company does not require collateral for accounts receivable. See Note B8 – Revenue Recognition.

4.	Inventory

Inventory is stated at the lower of cost or market. The standard cost of inventory is based upon the direct costs of material and labor and an allocation of indirect costs. The standard cost of inventory is continuously evaluated and adjusted to reflect current cost levels. Standard costs are determined for each of the three classifications of inventory as follows:
Finished goods cost includes the standard cost of cores and raw materials and allocations of labor and overhead. Work in process inventory historically comprises less than 3% of the total inventory balance. Work in process is in various stages of production and, on average, is 50% complete. Work in process is valued at 50% of the standard cost of a finished good.

Core and other raw materials inventory are stated at the lower of cost or market. The Company determines the market value of cores based on purchases of core and core broker prices lists. The Company provides an allowance for potentially excess and obsolete inventory based upon historical usage.

Inventory unreturned represents the value of cores and finished goods shipped to customers and expected to be returned, stated at the lower of cost or market. Upon product shipment, the Company reduces the inventory account for the amount of product shipped and establishes the inventory unreturned asset account for that portion of the shipment that is expected to be returned by the customer.
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

The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax base of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur. A valuation allowance is provided to reduce deferred tax assets when it is more likely than not that a portion of the deferred tax asset will not be realized.

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

By eliminating the entire valuation allowance as of March 31, 2003, the Company has recorded deferred tax assets on (i) federal net operating loss carry forwards of $15,264,000, which expire in varying amounts through 2023 and (ii) other net temporary differences deductible in the future. Realization of these deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the future operating results of the Company. Management periodically reviews such forecasts in comparison with actual results and there can be no assurance that such results will be achieved.

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

The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in the return to the Company of substantially all used cores. Accordingly, management excludes the value of cores from revenue in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Core values charged to customers and not included in revenues totaled $79,000,000, $71,173,000, and $84,629,000 for the fiscal years ended March 31, 2005, 2004, and 2003, respectively. Upon receipt of a core, the Company grants the customer a credit based on the core value billed. The Company generally limits core returns to the number of similar cores previously shipped to each customer.

Unit value revenue is recorded based on the Company’s price list, net of applicable discounts and allowances. When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. The Company recognizes revenue for cores based upon an estimate of the rate in which customers will pay cash for cores in lieu of returning cores for credits. In fiscal year 2005, the Company began to recognize core charge revenue each fiscal quarter based on a quarterly estimate. The revenue from core charges had previously been recorded at the end of the fiscal year.

The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”. The Company reduces revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.

During fiscal 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement to one of its customers. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. POS inventory represents inventory held on consignment at customer locations. This customer bears the risk of loss of any consigned product from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in a cycle or physical inventory count. Net sales from POS inventory were $6,191,000 and $5,561,000 for the fiscal year ended March 31, 2005 and 2004, respectively.

The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	2005	2004
Estimated sales returns	$694,000	$992,000
Estimated core inventory returns	$2,288,000	$3,852,000
The amount of revenue recognized for core charges for the years ending March 31, 2005, 2004 and 2003 were $5,046,000, $3,120,000 and $3,850,000, respectively.

9.	Sales Incentives

The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues over the life of the contract using the straight-line method. Sales incentive amounts are recorded based on the value of the incentive provided. For the years ended March 31, 2005, 2004 and 2003, the Company recorded a reduction in revenues of $2,223,000, $2,276,000 and $1,651,000, respectively, attributable to marketing allowances granted in connection with long-term contracts and a reduction of $9,380,000, $4,508,000 and $7,834,000, respectively, attributable to marketing allowances related to a single exchange of product.

10.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following represents a reconciliation of basic and diluted net income per share.

	Year end March 31
	2005	2004	2003
Net income	$6,288,000	$5,811,000	$10,718,000

Basic shares	8,151,459	8,023,228	7,960,455
Effect of dilutive options and warrants	448,510	364,901	580,105

Diluted shares	8,599,969	8,388,129	8,540,560

Net income per common share:
Basic	$0.77	$0.72	$1.35
Diluted	$0.73	$0.69	$1.25
The effect of dilutive options and warrants excludes 361,525 options with exercise prices ranging from $8.70 to $19.13 per share in 2005; 127,250 options with exercise prices ranging from $6.35 to $19.13 per share in 2004 and 57,475 options with exercise prices ranging from $3.60 to $19.13 per share in 2003 – all of which were anti-dilutive.

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

	2005	2004	2003
Net income, as reported:	$6,288,000	$5,811,000	$10,718,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	(909,000)	(198,000)	(169,000)

Pro forma net income:	$5,379,000	$5,613,000	$10,549,000

Basic income per share — as reported	0.77	0.72	1.35
Basic income per share — pro forma	0.66	0.70	1.33
Diluted income per share — as reported	0.73	0.69	1.25
Diluted income per share — pro forma	0.63	0.67	1.24
The weighted average estimated fair value of employee stock options granted during fiscal 2005, 2004 and 2003 was $3.91, $1.76 and $1.16, respectively.

Under SFAS 123, compensation cost for options granted is recognized over the vesting period. The compensation cost included in the pro forma amounts above represents the cost associated with options granted during fiscal 1996 through fiscal 2005. The following assumptions were used in the Black-Scholes pricing model to estimate stock-based compensation:

	2005	2004	2003
Risk free interest rate	3.22%	3.28%	2.23%
Expected life (years)	5	5	5
Expected volatility	45%	51%	53%
Expected dividend yield	0%	0%	0%
14.	Credit Risk

The majority of the Company’s sales are to leading automotive after-market parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected.

15.	Deferred Compensation Plan

The Company has a deferred compensation plan for certain management. The plan allows participants to defer salary, bonuses and commission. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The carrying value of plan assets was $503,000 and $288,000, and deferred compensation obligation was $450,000 and $259,000 at March 31, 2005 and 2004, respectively. See Note C.

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

In December 2004, the FASB issued SFAS 123R (revised 2004), “Share-Based Payment.” This statement is a revision to SFAS 123, “Accounting for Stock-Based Compensation”, and supersedes Opinion 25, “Accounting for Stock Issued to Employees.” SFAS 123(R) requires the measurement of the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award. The requirements of SFAS No. 123R are effective as of the beginning of the first interim reporting period that begins on April 1, 2006 for the Company, requiring compensation cost to be recognized as expense for the portion of outstanding unvested awards, based on the grant-date fair value of those awards calculated using the Black-Scholes option pricing model under SFAS 123 for pro forma disclosures. The Company has not yet completed the analysis of the impact of adopting SFAS 123R, but based upon current estimates of fair value, net income would have been reduced by approximately $909,000 for the year ended March 31, 2005.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (“SFAS No. 151”). SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The requirements of SFAS No. 151 are effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In December 2004, the FASB issued SFAS No. 153 “Exchange of Non-monetary Assets an amendment of APB Opinion No. 29” (“SFAS No. 153”). SFAS No. 153 amends Opinion 29 to eliminate the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. A reciprocal transfer of a non-monetary asset shall be deemed an exchange only if the transferor has no substantial continuing involvement in the transferred asset such that the usual risks and rewards of ownership of the asset are transferred. The requirements of SFAS No. 153 are effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material effect on its financial statements.

In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces Accounting Principles Board Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and requires the direct effects of accounting principle changes to be retrospectively applied. The existing guidance with respect to accounting estimate changes and corrections of errors is carried forward in SFAS No. 154. The requirements of SFAS No. 154 are effective for as of the beginning of the first interim or annual reporting period that begins after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material effect on our financial statements.
Note C — Short-Term Investments
The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. As of March 31, 2005 and 2004, the fair market value of the short-term investments was $503,000 and $288,000, and the cost basis was $454,000 and $267,000, respectively.
Note D — Inventory
Inventory is comprised of the following at March 31:

	2005	2004
Raw materials and cores	$19,864,000	$12,645,000
Work-in-process	681,000	621,000
Finished goods	13,398,000	12,620,000

	33,943,000	25,886,000

Less allowance for excess and obsolete inventory	(2,392,000)	(2,637,000)

	31,551,000	23,249,000

Pay-on-scan inventory	17,036,000	2,346,000

Total	$48,587,000	$25,595,000

Note E — Inventory Unreturned
Inventory unreturned is comprised of the following at March 31:

	2005	2004
Cores	$1,352,000	$2,379,000
Finished goods	1,057,000	337,000

Total	$2,409,000	$2,716,000

Note F — Plant and Equipment
     Plant and equipment, at cost, are as follows at March 31:

	2005	2004
Machinery and equipment	$15,052,000	$13,564,000
Office equipment and fixtures	5,269,000	4,718,000
Leasehold improvements	1,153,000	1,099,000

	21,474,000	19,381,000
Less accumulated depreciation and amortization	(15,991,000)	(14,623,000)

Total	$5,483,000	$4,758,000

Note G — Multi-Year Exclusive Arrangement and Inventory Transaction with a Large Customer
In May 2004, the Company entered into an agreement with Customer A (see Note M) to become its primary supplier of import alternators and starters for its eight distribution centers. As part of this four-year agreement, the Company entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise the Company has shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement the Company purchased $24,130,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. The Company is paying for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that the Company continue to meet its historical performance and competitive standards.

The Company did not record the inventory acquired from the customer as part of this transaction (the “transition inventory”) as an asset because it does not meet the description of an asset provided in FASB Concepts Statement No. 6, “Elements of Financial Statements” (“CON 6”). Therefore, the Company does not recognize revenues from the customer’s POS sales of the transition inventory.

The Company has agreed to issue credits in an amount equal to the transition inventory. Based on the description of a liability in CON 6, the Company recognizes the amount of its obligation to the customer as the customer sells the transition inventory and recognizes a payable to the Company. During the year ended March 31, 2005, the customer sold $19,643,000 of the transition inventory and MPA issued credits of $7,100,000, resulting in a net obligation to the customer of $12,543,000 as reflected on the Company’s March 31, 2005 balance sheet.

As the issuance of credits to the customer generally lags sales of the transition inventory, the Company receives cash in the early months of the agreement which will be offset in the future by lower cash collections resulting from credits issued to the customer. As of March 31, 2005, the Company had agreed to issue future credits to Customer A in the following amounts:

Q1 2006	$3,180,000
Q2 2006	$3,270,000
Q3 2006	$3,270,000
Q4 2006	$3,270,000
Q1 2007	$4,040,000

Total	$17,030,000

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
Note H — Capital Lease Obligations
The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and are included in plant and equipment as follows:

	2005	2004
Cost	$2,299,000	$7,681,000
Less accumulated amortization	(1,127,000)	(5,498,000)

Total	$1,172,000	$2,183,000

Future minimum lease payments at March 31, 2005 for the capital leases are as follows:

Year Ending March 31
2006	$483,000
2007	438,000
2008	324,000
2009	222,000
2010	—

Total minimum lease payments	1,467,000
Less amount representing interest	(113,000)

Present value of future minimum lease payment	1,354,000
Less current portion	(416,000)

$938,000

Note I — Line of Credit and Other Borrowings
On May 28, 2004 the Company secured a $15,000,000 credit facility with a new bank. This revolving credit line, which replaced the Company’s previous asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. The bank holds a security interest in substantially all of the Company’s assets. As of March 31, 2005, no amounts were outstanding under this line of credit and the

Company had reserved $4,301,000 of the line for standby letters of credit for worker’s compensation insurance. The loan agreement matures on October 2, 2006.
The bank loan agreement includes various financial covenants, including covenants requiring the Company to (i) maintain tangible net worth of not less than $39,000,000, increased by 75% of net profit after taxes each quarter, EBITDA of not less than $3,000,000 for each quarter and $14,000,000 for the four most recent fiscal quarters, a fixed charge ratio of not less than 1.25 to 1.00 as of the last day of each quarter, and a quick ratio of not less than 0.65 to 1.00 as of the close of each quarter and to (ii) limit capital expenditures to $2,500,000 and operating lease obligations to $2,000,000 during any fiscal year. The Company was in default of a loan covenant for failure to achieve EBITDA of not less than $14,000,000 in EBITDA for the four fiscal quarters ended December 31, 2004. On February 18, 2005 the bank waived the Company’s breach of this EBITDA covenant.

The Company was in default for (i) failing to provide the bank with its public reports on Form 10-Q for the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended March 31, 2005, (iii) making capital expenditures during the fiscal year ended March 31, 2005 in an amount in excess of $2,500,000 and (iv) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On June 29, 2005, the bank provided the Company with a waiver of these covenant defaults. The waiver restricted the future availability of the Company to access the line of credit until it had satisfied the conditions included in the waiver. The ongoing effect of this waiver was conditioned upon the Company’s delivery to the bank of (i) its 10-Q for the quarter ended September 30, 2004 by July 15, 2005, (ii) its 10-Q for the quarter ended December 31, 2004 by July 29, 2005 and (iii) its 10-K for the year ended March 31, 2005 by August 22, 2005. The Company filed the 10-Q for the quarter ended September 30, 2004 by July 15, 2005, the 10-Q for the quarter ended December 31, 2004 by July 29, 2005 and the 10-K for the year ended March 31, 2005 by August 22, 2005. While the Company satisfied the first two conditions identified in the preceding paragraph, it did not provide the bank with its fiscal 2005 10-K by August 22, 2005. See Note S.

Under two separate agreements, executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold. This discount arrangement has allowed the Company to accelerate collection of the customers’ receivables aggregating $81,487,000 and $48,679,000 for the years ended March 31, 2005 and 2004, respectively, by an average of 187 days and 149 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the years ended March 31, 2005 and 2004 was 4.2% and 3%, respectively. The amount of the discount on these receivables, $1,539,000 and $588,000 for the years ended March 31, 2005 and 2004, respectively, was recorded as interest expense.
Note J — Shareholders’ Equity
In connection with the execution of the May 31, 2001 second amended and restated credit agreement, the exercise price of the warrants previously issued by the Company to its existing lender was reduced to $.01 per share. This warrant provided the bank the right to purchase 400,000 shares of the Company’s common stock. During fiscal 2004, the Company obtained replacement financing and paid its former lender $700,000 to cancel this warrant. This transaction resulted in a reduction of $340,000 in retained earnings and a reduction of $360,000 in additional paid in capital.

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

On February 24, 1998, the Company also declared a dividend distribution to the March 12, 1998 holders of record of one Right for each share of Common Stock held. Each Right, when exercisable, entitles its holder to purchase one one-thousandth of a share of the Company’s Series A Junior Participating Preferred Stock at a price of $65 per one one-thousandth of a share (subject to adjustment).

The Rights are not exercisable or transferable apart from the Common Stock until an Acquiring Person, as defined in the Rights Agreement, without the prior consent of the Company’s Board of Directors, acquires 20% or more of the outstanding shares of the Common Stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $0.001 per Right, any time until ten days after a 20% position has been acquired. Under certain circumstances, including the acquisition of 20% of the Company’s common stock without the prior consent of the Board, each Right not owned by a potential Acquiring Person will entitle its holder to receive, upon exercise, shares of Common Stock having a value equal to twice the exercise price of the Right.

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
Note K — Employment Agreements
The Company has employment agreements with three employees, expiring on March 31, 2006. The employment agreements provide for annual base salaries aggregating $924,000. In addition, these employees were granted options in fiscal 2001 through 2005 pursuant to the Company’s stock option plans for the purchase of 529,750 shares of common stock at exercise prices ranging from $0.931 to $9.27 per share.
Note L — Commitments
The Company leases office and warehouse facilities in California, Tennessee, North Carolina, Malaysia, Singapore and Mexico under operating leases expiring through 2007. At March 31, 2005, the remaining future minimum rental payments under the above operating leases are as follows:

Year ending March 31,
2006	$2,232,000
2007	2,204,000
2008	850,000
2009	862,000
2010	881,000
Thereafter	3,305,000

$10,334,000

On October 28, 2004, the Company’s wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico for a remanufacturing facility. The Company guarantees the payment obligations of its wholly owned subsidiary under the terms of the lease. The lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, the Company took possession of these premises, and in June 2005, the Company began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico will lease an additional 41,000 square feet adjoining its existing space.
During fiscal years 2005, 2004 and 2003, the Company incurred total lease expenses of $1,466,000, $1,263,000 and $1,226,000, respectively.

Other Long-Term Agreements with Customers

The Company entered into a five-year agreement with Customer C in March 2003 whereby the Company was designated as the primary supplier for all remanufactured import alternators and starters purchased by this customer. In consideration for this contract, the Company agreed to issue credits to this customer of approximately $5,014,000, less cash received of $65,000 and inventory received of $301,000, at various times over the life of this five-year period. In connection with this agreement, the Company recognized a charge against revenues of $1,626,000 in fiscal 2003 related to a write-down of core inventory which was recorded as a marketing allowance in accordance with EITF 01-9, received inventory valued at approximately $365,000 and an update order from this customer for $8,329,000 and agreed to assist this customer with its efforts to reduce its warranties by participating in a warranty reduction program. In fiscal 2005, 2004 and 2003, the Company recognized total incentives against revenues of $495,000, $1,084,000 and $1,626,000, respectively, under this agreement.

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

The Company again supplemented the agreement in January 2004 and agreed to provide a $500,000 marketing allowance to this customer. The funds for the marketing allowance were credited to this customer in 12 equal monthly amounts of $41,666 ending in December 2004. These credits were charged against gross revenues ratably over the twelve-month period, in accordance with EITF 01-09 as the credits do not result in a single exchange transaction and are dependent upon future sales to the customer. The Company also agreed to accept a stock adjustment of $550,000 from this customer.

As of March 1, 2005, the Company entered into a new agreement with Customer C. As part of this agreement, the Company’s designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. The Company agreed to acquire the customer’s import alternator and starter core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits to be issued is subject to adjustment if the Company’s sales to the customer decrease in any quarter by more than an agreed upon percentage. The customer is obligated to repurchase the cores in the customer’s inventory upon termination of the agreement for any reason. The Company also agreed to provide a promotional allowance of $250,000 each year over the term of the agreement.

As the Company issues credits to this customer over the five year period, the Company establishes a long-term asset account for the value of the core inventory estimated to be on hand with the customer and subject to repurchase upon termination of the agreement, and reduces revenue by the amount by which the credit exceeds the estimated core inventory value. As of March 31, 2005, the long-term asset account was approximately $67,000. The Company will regularly review the long-term asset account for impairment and make any necessary adjustment to the carrying value of this asset. Additionally, as of the date of the new agreement, the unrecognized revenue from the under-return of cores from this customer was $1,314,000, and the related cost of sales was $649,000. These amounts are being deferred and amortized over the five year period that the credits are issued.

The following table presents the outstanding commitments for all sales incentives and purchase obligations for Customer C and sales incentives will be recognized as a charge against revenues over the remaining term of the contract or subsequent agreement as follows:

Year ending March 31,
2006	$3,099,000
2007	3,099,000
2008	3,036,000
2009	2,304,000
2010	2,129,000
Thereafter	708,000

Total	$14,375,000

The Company entered into an eight-year agreement with Customer B in October 2003 whereby the Company was designated as the exclusive supplier of all remanufactured import alternators and starters for the customer. In consideration for this contract, the Company agreed to issue credits to this customer of approximately $8,294,000 to be issued as monthly credits over the 96-month term of the contract. The Company also agreed to provide one-time incentive credits when new stores and distribution stores are opened. In fiscal 2005 and 2004, the Company recognized total incentives against gross revenues under this contract of $1,037,000 and $518,000, respectively. The balance of the marketing allowance of $6,741,000 will be recognized as a charge against gross revenues over the remaining term of the contract in accordance with EITF 01-09 as follows:

Year ending March 31,
2006	$1,037,000
2007	1,037,000
2008	1,037,000
2009	1,037,000
2010	1,037,000
Thereafter	1,556,000

Total	$6,741,000

In January 2005, the Company was awarded a contract to supply one of the largest automobile manufacturers in the world with a new line of remanufactured alternators and starters for the United States and Canadian markets. Under this agreement, which expires on December 31, 2010, the Company will supply a new line of remanufactured alternators and starters covering all domestic and import makes and models of cars and light trucks. To satisfy the requirements of this contract, the Company expanded its operations and built-up inventory incurring certain transition costs associated with this build-up. As part of the agreement, the Company agreed to grant the customer credits of $6,000,000, which is expected to be issued during fiscal 2006. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that must be met by the Company, a requirement to provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason.
The following table reflects activities related to sales incentives:

			Amount
Year end	Beginning	New	Charged to	Ending
March 31,	Balance	Commitments	Sales	Balance
2003	$0	$6,148,000	$1,651,000	$4,497,000
2004	4,497,000	9,044,000	2,276,000	11,265,000
2005	11,265,000	7,958,000	2,223,000	17,000,000
There were no material commitments for contractual sales incentives prior to 2003, the year the Company began to enter into long-term contracts with major customers.

The Company is partially self-insured for workers compensation insurance and is liable for the first $250,000 of each claim, with an aggregate amount of $2,500,000 per year.
Note M — Major Customers
The Company’s three largest customers accounted for the following total percentage of accounts receivable and sales for the fiscal year ended:

Sales	2005	2004	2003
Customer A	72%	64%	67%
Customer B	12%	16%	11%
Customer C	9%	13%	13%

Accounts Receivable	2005	2004
Customer A	68%	61%
Customer B	10%	17%
Customer C	18%	15%
Note N — Income Taxes
The income tax (expense) benefit for the years ended March 31, 2005, 2004 and 2003 is as follows:

	2005	2004	2003
Current tax (expense) benefit
Federal	$(435,000)	$(125,000)	$821,000
State	(85,000)	(7,000)	(67,000)
Foreign	(31,000)	(7,000)	—

Total current tax (expense) benefit	(551,000)	(139,000)	754,000

Deferred tax (expense) benefit
Federal	(2,908,000)	(2,781,000)	3,653,000
State	(397,000)	(203,000)	560,000

Total deferred tax (expense) benefit	(3,305,000)	(2,984,000)	4,213,000

Total income tax (expense) benefit	$(3,856,000)	$(3,123,000)	$4,967,000

Deferred income taxes consist of the following at March 31:

	2005	2004
Assets
Current assets
Net operating loss carry-forwards	$853,000	$4,383,000
Inventory valuation	1,225,000	2,349,000
Estimate for returns	2,195,000	890,000
Allowance for customer incentives	1,300,000	833,000
Inventory capitalization	173,000	57,000
Vacation pay	256,000	177,000
Deferred compensation	193,000	91,000
Accrued bonus	510,000	—
Tax credit	328,000	—
Other	—	6,000

Total current deferred income tax	7,033,000	8,786,000

Long-term assets
Net operating loss carry-forwards	—	1,663,000
Other	—	20,000

Total long-term deferred tax assets	—	1,683,000

Liabilities
Deferred state tax	(355,000)	(269,000)
Deferred tax on unrealized gain	(17,000)	(14,000)

	2005	2004
Accelerated depreciation	(802,000)	(1,022,000)

Total deferred tax liabilities	(1,174,000)	(1,305,000)

Net deferred tax assets	$5,859,000	$9,164,000

Net current deferred income tax asset	$6,378,000	$8,786,000
Net long-term deferred income tax (liability) asset	(519,000)	378,000

Total	$5,859,000	$9,164,000

Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. At March 31, 2005, the Company had a federal net operating loss carry forward of $2,509,000, which will expire in 2023.

For fiscal 2004, the primary components of the Company’s income tax provision (benefit) are (i) the current liability or refund due for federal, state and foreign income taxes, including the effect of the tax net operating loss carryback provisions of the Job Creation and Work Assistance Act of 2002 and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.

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

The difference between the income tax expense (benefit) at the federal statutory rate and the Company’s effective tax rate is as follows:

	2005	2004	2003
Statutory federal income tax rate	34%	34%	34%
State income tax rate	6%	5%	5%
State income tax credits	(3%)	(3)%	—
Change in tax law	—	(1)%	(15)%
Valuation allowance	—	—	(110)%
Other income tax	1%	—	—

	38%	35%	(86)%

Note O — Defined Contribution Plan
The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of the employees contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $67,000, $48,000 and $34,000 for the fiscal years ended March 31, 2005, 2004 and 2003, respectively.
Note P — Stock Options
In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002 the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2005, there were 694,500 options outstanding under the 1994 Plan and no options were available for grant.
In August 1995, the Company adopted the Non-employee Director Stock Option Plan (the “Directors Plan”) which provides for the granting of options to directors to purchase a total of 15,000 shares of the Company’s common stock. Options to purchase 15,000 shares were granted under the Director’s Plan and were exercised prior to March 31, 2001. There are no options outstanding as of March 31, 2005.
In September 1997, the Company adopted the 1996 Stock Option Plan (the “1996 Plan”), under which it is authorized to issue non-qualified stock options and incentive stock options to key employees, consultants and directors to purchase a total of 30,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. Options to purchase 30,000 shares were granted under the 1996 Plan and were exercised prior to March 31, 2001. There are no options outstanding as of March 31, 2005.
At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s proposed 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of our Common Stock have been reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of March 31, 2005, there were 349,150 options outstanding under the Incentive Plan and 850,850 options were available for grant.
In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of March 31, 2005, there were 50,000 options issued, of which 33,332 options are not immediately exercisable under the 2004 Plan and 125,000 options were available for grant.
A summary of stock option transactions follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 31, 2002	793,875	$2.87
Granted	154,500	$2.38
Exercised	0	$0
Cancelled	(8,000)	$1.87

Outstanding at March 31, 2003	940,375	$2.82
Granted	112,875	$6.04
Exercised	(204,500)	$2.44
Cancelled	(55,500)	$2.77

Outstanding at March 31, 2004	793,250	$3.31
Granted	401,150	$8.83
Exercised	(98,000)	$2.98
Cancelled	(2,750)	$6.82

Outstanding at March 31, 2005	1,093,650	$5.29
The followings table summarizes information about the options outstanding at March 31, 2005:

	Options Outstanding			Options Exercisable
			Weighted Average
		Weighted Average	Remaining Life		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	In Years	Shares	Exercise Price
$0.931 to $1.800	104,750	$1.10	5.92	104,750	$1.10
$2.160 to $3.600	472,000	$2.81	6.86	472,000	$2.81
$6.345 to $9.270	501,025	$8.31	9.15	467,693	$8.37
$11.813 to $19.125	15,875	$15.87	2.73	15,875	$15.87

	1,093,650			1,060,318

The stock options exercisable at end of year fiscal 2005, 2004 and 2003 are 1,060,318, 793,250 and 940,375, respectively.
Note Q — Litigation
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
Based upon the terms of agreements it had previously entered into with Mr. Marks, the Company has been paying the costs he has incurred in connection with the SEC and U.S. Attorney’s Office’s investigation. During the years ended March 31, 2005, 2004 and 2003, the Company incurred costs of approximately $556,000, $966,000 and $560,000, respectively, pursuant to this indemnification arrangement.
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
Note R — Related Party Transactions
The Company has entered into agreements with three members of its Board of Directors, Messrs. Mel Marks, Selwyn Joffe and Philip Gay.
In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is currently paid an annual consulting fee of $350,000 per year. He was paid $350,000 in fiscal 2005 and $350,000 plus a $50,000 bonus in fiscal 2004. The Company can terminate this arrangement at any time.
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
Mr. Joffe and the Company entered into an additional consulting services agreement dated as of May 9, 2002, providing for Mr. Joffe to assist the Company in considering and pursuing potential transactions and relationships intended to enhance stockholder value. In connection with this arrangement, the Company agreed to pay Mr. Joffe an additional $10,000 per month for one year and 1% of the value of any transactions, which close by the second anniversary of the agreement, less any monthly fees, paid. This agreement remained in effect until February 14, 2003 at which time Mr. Joffe accepted his current position as President and Chief Executive Officer in addition to serving as the Chairman of the Board of Directors. Mr. Joffe’s current agreement calls for an annual salary of $542,000, the continuation of his prior agreement relative to payment of 1% of the value of any transactions which close by March 31, 2006 and other compensation generally provided to the Company’s other executive staff members. In addition, Mr. Joffe was awarded 100,000 Stock Options effective March 3, 2003 at a strike price of $2.16, 1,500 Stock Options effective April 30, 2003 at a strike price of $1.80 and 100,000 Stock Options effective January 14, 2004 at a strike price of $6.34. His contract was scheduled to expire on March 31, 2006. The term of the contract has been extended. See Note S
The Company agreed to pay Mr. Gay $90,000 per year for serving on the Company’s Board of Directors, as well as assuming the responsibility for being Chairman of the Company’s Audit and Ethics Committees.
Note S — Subsequent Event
On April 22, 2005, the Company entered into an amendment to its employment agreement with Mr. Joffe. Under the amendment, Mr. Joffe’s term of employment has been extended from March 31, 2006 to March 31, 2008, and his base salary, bonus arrangements, 1% transaction fee right and fringe benefits remain unchanged. Before the amendment, Mr. Joffe had the right to terminate his employment upon a change of control and receive his salary and benefits through March 31, 2006. Under the amendment, upon a change of control (which has been redefined pursuant to the amendment), Mr. Joffe will be entitled to a sale bonus equal to the sum of (i) two times his base salary plus (ii) two times his average bonus earned for the two years immediately prior to the change of control. The amendment also grants Mr. Joffe the right to terminate his employment within one year of a change of control and to then receive salary and benefits for a one-year period following such termination plus a bonus equal to the average bonus Mr. Joffe earned during the two years immediately prior to his voluntary termination.
If Mr. Joffe is terminated without cause or resigns for good reason (as defined in the amendment), the registrant must pay Mr. Joffe (i) his base salary, (ii) his average bonus earned for the two years immediately prior to termination, and (iii) all other benefits payable to Mr. Joffe pursuant to the employment agreement, as amended, through the later of two years after the date of termination of employment or March 31, 2008. Under the amendment, Mr. Joffe is also entitled to an additional “gross-up” payment to offset the excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Internal Revenue Code) to be made to him upon a change of control. The amendment has redefined the term “for cause” to apply only to misconduct in connection with Mr. Joffe’s performance of his duties. Pursuant to the Amendment, any options that have been or may be granted to Mr. Joffe will fully vest upon a change of control and be exercisable for a two-year period following the change of control, and Mr. Joffe agreed to waive the right he previously had under the employment agreement to require the registrant to purchase his option shares and any underlying options if his employment were terminated for any reason. The amendment further provides that Mr. Joffe’s agreement not to compete with the Company terminates at the end of his employment term.
The Company was in default under its loan agreement for: (i) failing to provide the bank with its public report on Form 10-K for the fiscal year ended March 31, 2005 within the required time period, as extended, (ii) failing to provide the bank with its public report on Form 10-Q for the fiscal quarter ended June 30, 2005, (iii) failing to achieve EBITDA of not less than $3 million for the fiscal quarter ended June 30, 2004 (iv) failing to achieve EBITDA of not less than $14 million for the four consecutive fiscal quarters ended June 30, 2004 and March 31, 2005, (v) failing to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 as of the last day of the fiscal quarter ended March 31, 2005, (vi) failing to maintain a quick ratio of not less than 0.65 to 1.00 as of the last day of the fiscal quarters ended June 30, 2004, September 30, 2004, December 31, 2004 and March 31, 2005 and (vii) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On August 30, 2005, the bank provided the Company with a waiver of these covenant defaults. The ongoing effect of this waiver was conditioned upon the Company’s delivery to the bank of (i) its 10-K for the year ended March 31, 2005 by September 9, 2005 and (ii) its 10-Q for the fiscal quarter ended June 30, 2005 by September 30, 2005. Because the Company provided the bank with its fiscal 2005 10-K by September 9, 2005, the bank has restored the Company’s ability to fully access the line of credit.
Note T — Unaudited and Restated Quarterly Financial Data
The unaudited quarterly financial data for the quarter ended September 30, 2004 has been restated to properly reflect the accounting for unreturned core inventory and marketing allowances provided to a customer. Also, the unaudited quarterly financial data for the quarters ended September 30, 2003, March 31, 2004 and June 30, 2004 have been restated to properly reflect the accounting for unreturned core inventory.
Previously, cores recorded in the inventory unreturned account had been misstated as a result of errors in the cost basis used to value the unreturned cores.
In addition, the interim income statement for the fiscal quarter ended September 30, 2004 was impacted by an error in the calculation of marketing allowances provided to a particular customer. The Company had in previous periods overstated the reserve for the marketing allowances associated with this customer. The effect of the overstatement was immaterial to those prior periods. The Company adjusted the reserve balance during the fiscal quarter ended September 30, 2004. However, it has now been determined that the adjustment was in error and material to the September 30, 2004 quarter.
The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2005 including restated numbers for the first and second quarters of fiscal 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales, as originally reported	$21,232,000	$25,283,000	$24,159,000	$25,397,000
Marketing allowances	—	(286,000)	—	—

Net sales, as restated	21,232,000	24,997,000	24,159,000	25,397,000

Cost of goods sold, as originally reported	17,386,000	17,946,000	15,985,000	17,707,000
Unreturned core inventory	(360,000)	68,000	—	—

Cost of goods sold, as restated	17,026,000	18,014,000	15,985,000	17,707,000

Gross profit, as restated	4,206,000	6,983,000	8,174,000	7,690,000
Total operating expenses	3,422,000	3,136,000	4,155,000	4,504,000
Operating income, as restated	784,000	3,847,000	4,019,000	3,186,000
Interest expense — net	351,000	449,000	526,000	366,000
Income tax expense, as restated	168,000	1,257,000	1,299,000	1,132,000

Net income, as restated	$265,000	$2,141,000	$2,194,000	$1,688,000

Basic income per share	$0.03	$0.26	$0.27	$0.21
Diluted income per share	$0.03	$0.25	$0.26	$0.20

The following summarizes selected quarterly financial data, as restated, for the fiscal year ended March 31, 2004:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$19,173,000	$21,705,000	$19,312,000	$20,358,000
Cost of goods sold, as originally reported	14,274,000	18,110,000	13,700,000	12,428,000
Unreturned core inventory	—	(621,000)	—	621,000

Cost of goods sold, as restated	14,274,000	17,489,000	13,700,000	13,049,000

Gross profit as restated	4,899,000	4,216,000	5,612,000	7,309,000
Total operating expenses	2,799,000	3,472,000	3,269,000	2,631,000
Operating income as restated	2,100,000	744,000	2,343,000	4,678,000
Interest expense — net	293,000	288,000	143,000	207,000
Income tax expense as restated	641,000	146,000	805,000	1,531,000

Net income as restated	$1,166,000	$310,000	$1,395,000	$2,940,000

Basic income (loss) per share	$0.15	$0.04	$0.17	$0.36
Diluted income (loss) per share	$0.14	$0.04	$0.17	$0.34

Schedule II — Valuation and Qualifying Accounts
Accounts Receivable — Allowance for doubtful accounts

			Charge to
		Balance at	(recovery)		Balance at
Year Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	written off	period
2005	Allowance for doubtful accounts	$14,000	$20,000	$14,000	$20,000
2004	Allowance for doubtful accounts	87,000	13,000	86,000	14,000
2003	Allowance for doubtful accounts	326,000	(104,000)	135,000	87,000
Accounts Receivable — Allowance for stock adjustments

			Estimated
		Balance at	stock		Balance at
Year Ended		beginning of	adjustment	Returns	end of
March 31,	Description	period	returns	received	period
2005	Allowance for stock adjustments	$467,000	$3,837,000	$2,780,000	$1,524,000
2004	Allowance for stock adjustments	793,000	1,996,000	2,322,000	467,000
2003	Allowance for stock adjustments	752,000	1,473,000	1,432,000	793,000
Inventory — Allowance for excess and obsolete inventory*

		Balance at		Balance at
Year Ended		beginning of		end of
March 31,	Description	period	Net change	period
2005	Allowance for excess and obsolete inventory	$2,637,000	($245,000)	$2,392,000
2004	Allowance for excess and obsolete inventory	3,149,000	(512,000)	2,637,000
2003	Allowance for excess and obsolete inventory	2,872,000	277,000	3,149,000
* The allowance for excess and obsolete inventory is not a general type reserve that can be rolled forward. Every month we calculate the reserve based on a rolling 12 months of sales activity for each affected part number, and an adjustment is recorded to reflect the calculated reserve balance, and as such, the net activity is presented versus the gross increases and decreases to the account.