Form 10-Q
period 2005-06-30
MOTORCAR PARTS  AMERICA INC
filed 2005-10-14
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 0-23538
MOTORCAR PARTS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code: (310) 212-7910
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act.) Yes ☐     No ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
There were 8,208,955 shares of Common Stock outstanding at October 11, 2005.

MOTORCAR PARTS OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2005	2005
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$645,000	$6,211,000
Short term investments	537,000	503,000
Accounts receivable — net	8,577,000	11,513,000
Inventory — net	56,979,000	48,587,000
Deferred income tax asset	7,231,000	6,378,000
Inventory unreturned	2,998,000	2,409,000
Prepaid expenses and other current assets	1,779,000	1,365,000

Total current assets	78,746,000	76,966,000

Plant and equipment — net	7,342,000	5,483,000
Other assets	1,149,000	899,000

TOTAL ASSETS	$87,237,000	$83,348,000

LIABILITIES
Current liabilities:
Accounts payable	$21,002,000	$14,502,000
Accrued liabilities	419,000	1,378,000
Accrued salaries and wages	3,267,000	2,235,000
Accrued workers’ compensation claims	2,257,000	2,217,000
Income tax payable	177,000	183,000
Deferred compensation	469,000	450,000
Deferred income	133,000	133,000
Other current liabilities	99,000	89,000
Credit due customer	10,340,000	12,543,000
Current portion of capital lease obligations	524,000	416,000

Total current liabilities	38,687,000	34,146,000
Deferred income, less current portion	488,000	521,000
Deferred income tax liability	491,000	519,000
Other liabilities	43,000	—
Capitalized lease obligations, less current portion	1,624,000	938,000

TOTAL LIABILITIES	41,333,000	36,124,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,183,955 shares issued and outstanding at June 30, 2005 and March 31, 2005	82,000	82,000
Additional paid-in capital	53,627,000	53,627,000
Accumulated other comprehensive loss	(34,000)	(55,000)
Accumulated deficit	(7,771,000)	(6,430,000)

TOTAL SHAREHOLDERS’ EQUITY	45,904,000	47,224,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$87,237,000	$83,348,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
		(Restated)

Net sales	$20,935,000	$21,232,000
Cost of goods sold	17,425,000	17,026,000

Gross profit	3,510,000	4,206,000

Operating expenses:
General and administrative	4,010,000	2,621,000
Sales and marketing	865,000	622,000
Research and development	314,000	179,000

Total operating expenses	5,189,000	3,422,000

Operating (loss) income	(1,679,000)	784,000
Interest expense — net of interest income	548,000	351,000

(Loss) income before income tax benefit (expense)	(2,227,000)	433,000
Income tax benefit (expense)	886,000	(168,000)

Net (loss) income	$(1,341,000)	$265,000

Basic net (loss) income per share	$(0.16)	$0.03

Diluted net (loss) income per share	$(0.16)	$0.03

Weighted average number of shares outstanding:
— basic	8,183,955	8,094,450

— diluted	8,183,955	8,575,210

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2005	2004
		(Restated)

Cash flows from operating activities:
Net (loss) income	$(1,341,000)	$265,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	498,000	578,000
Deferred income taxes	(881,000)	93,000
Tax benefit from employee stock options exercised	—	75,000
Changes in current assets and liabilities:
Accounts receivable	2,936,000	1,336,000
Inventory	(8,367,000)	(10,015,000)
Inventory unreturned	(588,000)	(1,087,000)
Prepaid expenses and other current assets	(443,000)	(77,000)
Other current assets	(252,000)	7,000
Accounts payable and accrued liabilities	6,629,000	8,237,000
Income tax payable	(5,000)	—
Deferred compensation	18,000	76,000
Deferred income	(33,000)	—
Credit due customer	(2,203,000)	6,529,000
Other current liabilities	54,000	47,000

Net cash (used in) provided by operating activities	(3,978,000)	6,064,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,437,000)	(231,000)
Change in short term investments	(28,000)	(83,000)

Net cash used in investing activities	(1,465,000)	(314,000)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	—	(3,000,000)
Net payments on capital lease obligations	(122,000)	(117,000)
Exercise of stock options	—	70,000

Net cash used in financing activities	(122,000)	(3,047,000)

Effect of exchange rate changes on cash	(1,000)	(1,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,566,000)	2,702,000
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,211,000	7,630,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$645,000	$10,332,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$557,000	$351,000
Income taxes	$—	$50,000
Non-cash investing and financing activities:
Property acquired under capital lease	$916,000	$—
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited)
     The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd. and Motorcar Parts de Mexico, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. Amounts related to disclosures of March 31, 2005 balances were derived from the Company’s audited consolidated financial statements as of March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on September 6, 2005.
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
     The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore and Malaysia, and in June 2005 began limited remanufacturing in Mexico. In addition, the Company opened a warehouse distribution facility in Nashville, Tennessee during August 2005.
     The Company changed its name to Motorcar Parts of America, Inc. from Motorcar Parts & Accessories, Inc. on January 8, 2004. The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of Enterprise and Related Information.”
NOTE B — Restatement of Financial Statements for the Quarter Ended June 30, 2004
     The financial statements for the quarter ended June 30, 2004 have been restated to correct an error in the calculation of core costs for purposes of determining the value of unreturned cores. The Company’s prior method of valuing unreturned cores was based upon the weighted average cost of the cores in its total inventory. The Company has concluded that the valuation should instead be based upon the current standard cost for the cores being invoiced and returned during the preceding twelve months.
     The above revision, in part, impacted the consolidated statement of operations and consolidated statement of cash flows for the three-month period ended June 30, 2004. The impact of this restatement which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Consolidated Statement of Operations

	Three Months Ended June 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated

Net sales	$21,232,000		$21,232,000
Cost of goods sold, as originally reported	17,386,000
Unreturned core inventory		(360,000)
Cost of goods sold, as restated	—		17,026,000

Gross margin	3,846,000	360,000	4,206,000
Operating expenses:
General and administrative	2,621,000	—	2,621,000
Sales and marketing	622,000	—	622,000
Research and development	179,000	—	179,000

Total operating expenses	3,422,000	—	3,422,000

Operating income	424,000	360,000	784,000
Interest expense — net	351,000	—	351,000

Income before income tax expense	73,000	360,000	433,000

Income tax expense, as originally reported	27,000
Income tax adjustment		141,000
Income tax expense, as restated	—		168,000

Net income	$46,000	$219,000	$265,000

Basic income per share	$0.01	$0.02	$0.03

Diluted income per share	$0.01	$0.02	$0.03

Weighted average shares outstanding:
— basic	8,094,450		8,094,450

— diluted	8,575,210		8,575,210

Consolidated Statement of Cash Flows

	Three Months Ended June 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$46,000	$219,000	$265,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578,000	—	578,000
Deferred income taxes	(48,000)	141,000	93,000
Tax benefit from employee stock options exercised	75,000	—	75,000
Changes in current assets and liabilities:
Accounts receivable	1,336,000	—	1,336,000
Inventory	(10,015,000)	—	(10,015,000)
Inventory unreturned	(727,000)	(360,000)	(1,087,000)
Prepaid expenses and other current assets	(77,000)	—	(77,000)
Other assets	7,000	—	7,000
Accounts payable and accrued liabilities	8,237,000	—	8,237,000
Deferred compensation	76,000	—	76,000
Credit due to customer	6,529,000	—	6,529,000
Other liabilities	47,000	—	47,000

Net cash provided by operating activities	$6,064,000	$—	$6,064,000

     There were no changes to previously reported cash flows from investing and financing activities.

NOTE C — Revenue Recognition
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
     Management has determined that the Company’s business practices and contractual arrangements result in the return to the Company of more than 90% of all used cores. Accordingly, management excludes the value of cores from revenue in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. Upon receipt of a core, the Company grants the customer a credit based on the core value billed, and restores the returned core to inventory. The Company generally limits core returns to the number of similar cores previously shipped to each customer. The Company recognizes revenue for cores based upon an estimate of the rate in which customers will pay cash for cores in lieu of returning cores for credits. In fiscal year 2005, the Company began to recognize core charge revenue each fiscal quarter based on this estimate. The revenue from core charges had previously been recorded at the end of the fiscal year. Core values charged to customers and not included in revenues totaled $16,099,000 and $18,397,000 for the three months ended June 30, 2005 and 2004, respectively.
     During fiscal 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement to one of its customers. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. POS inventory represents inventory held on consignment at customer locations. This customer bears the risk of loss of any consigned product from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in a cycle or physical inventory count. Net sales from POS inventory were $5,295,000 and $1,376,000 for the three months ended June 30, 2005 and 2004, respectively.
     The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	June 30,	March 31,
	2005	2005
Estimated sales returns	$605,000	$694,000
Estimated core inventory returns	$2,399,000	$2,288,000
     The amount of revenue recognized for core charges for the three months ended June 30, 2005 and 2004 were $713,000 and $1,017,000, respectively.

NOTE D — Stock-based Compensation
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

	Three Months Ended
	June 30,
	2005	2004

Net (loss) income	$(1,341,000)	$265,000
Stock-based compensation charges reported in net (loss) income	—	—
Pro forma stock-based compensation, net of tax	—	(380,000)

Pro forma net loss	$(1,341,000)	$(115,000)

Basic (loss) income per share	$(0.16)	$0.03

Basic (loss) income per share — pro forma	$(0.16)	$(0.01)

Diluted (loss) income per share	$(0.16)	$0.03

Diluted (loss) income per share — pro forma	$(0.16)	$(0.01)

NOTE E — Inventory
     Inventory is comprised of the following:

	June 30,	March 31,
	2005	2005

Raw materials and cores	$21,169,000	$19,864,000
Work-in-process	403,000	681,000
Finished goods	20,121,000	13,398,000

	41,693,000	33,943,000

Less allowance for excess and obsolete inventory	(2,394,000)	(2,392,000)

	39,299,000	31,551,000

Pay-on-scan inventory	17,680,000	17,036,000

Total	$56,979,000	$48,587,000

NOTE F — Inventory Unreturned
     Inventory unreturned represents the average value of cores and finished goods shipped to customers and expected to be returned, stated at the lower of cost or market. Upon product shipment, the Company reduces the inventory account for the amount of product shipped and establishes the inventory unreturned asset account for that portion of the shipment that is expected to be returned by the customer. Inventory unreturned is comprised of the following:

	June 30,	March 31,
	2005	2005

Cores	$1,896,000	$1,352,000
Finished goods	1,102,000	1,057,000

Total	$2,998,000	$2,409,000

NOTE G — Multi-Year Exclusive Arrangement and Inventory Transaction with Largest Customer
     In May 2004, the Company entered into an agreement with its largest customer to become the customer’s primary supplier of import alternators and starters for its eight distribution centers. As part of this four-year agreement, the Company entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise the

Company has shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement the Company purchased $24,130,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. The Company is paying for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that the Company continue to meet its historical performance and competitive standards.
     The Company did not record the inventory acquired from the customer as part of this transaction (the “transition inventory”) as an asset because it does not meet the description of an asset provided in FASB Concepts Statement No. 6, “Elements of Financial Statements” (“CON 6”). Therefore, the Company does not recognize revenues from the customer’s POS sales of the transition inventory.
     The Company has agreed to issue credits in an amount equal to the transition inventory. Based on the description of a liability in CON 6, the Company recognizes the amount of its obligation to the customer as the customer sells the transition inventory and recognizes a payable to the Company. Since the inception of this arrangement, the customer has sold $20,620,000 of the transition inventory and the Company has issued credits of $10,280,000, resulting in a net obligation to the customer of $10,340,000, as reflected on the Company’s June 30, 2005 balance sheet.
     As the issuance of credits to the customer generally lagged sales of the transition inventory during the initial phase of this arrangement, the Company received cash in the early months which is now being offset by lower cash collections resulting from credits issued to the customer. As of June 30, 2005, the Company had agreed to issue future credits to the customer in the following amounts:

Q2 2006	$3,270,000
Q3 2006	$3,270,000
Q4 2006	$3,270,000
Q1 2007	$4,040,000

Total	$13,850,000

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
NOTE H — Other Long-Term Agreements with Major Customers
     The Company has long-term agreements with each of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. The Company has also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreement. These contracts typically require that the Company meet ongoing performance, quality and fulfillment requirements, and its contract with one of the largest automobile manufacturers in the world includes a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates ranging from May 2008 through December 2012.

     In addition to the inventory transactions described in Note G, the Company has agreed to acquire other core inventory by issuing $10,300,000 of credits over a five-year period (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the core inventory estimated to be in customer hands and subject to repurchase upon agreement termination, and reduces revenue by the amount by which the credit exceeds the estimated core inventory value. As of June 30, 2005, the long-term asset account was approximately $267,000. The Company will regularly review the long-term asset account for impairment and make any necessary adjustment to the carrying value of this asset.
NOTE I — Marketing Allowances
     The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues over the life of the contract in accordance with the schedule set forth in the customer agreement. Sales incentive amounts are recorded based on the value of the incentive provided. For the three months ended June 30, 2005 and 2004, the Company recorded a reduction in revenues of $3,090,000 and $581,000, respectively, attributable to marketing allowances granted in connection with long-term contracts and a reduction of $2,609,000 and $2,545,000, respectively, attributable to marketing allowances related to a single exchange of product.
     The following table presents the unrecognized marketing allowances to be provided to customers which are not associated with a single exchange of product and which will be recognized as a charge against revenues in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2006 — Remaining nine months	$4,993,000
2007	2,084,000
2008	2,022,000
2009	1,289,000
2010	1,289,000
Thereafter	2,233,000

Total	$13,910,000

NOTE J — Major Customers
     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable:

	Three Months Ended
	June 30,
	2005	2004
Sales

Customer A	67%	74%
Customer B*	12%	11%
Customer C*	11%	10%

	June 30,	March 31,
	2005	2005
Accounts Receivable

Customer A	64%	68%
Customer B*	9%	10%
Customer C*	10%	18%

*	Between June 30, 2004 and June 30, 2005, the identity of our second and third largest customers changed.
NOTE K — Line of Credit; Factoring Agreements
     On May 28, 2004 the Company secured a $15,000,000 credit facility with a new bank. This revolving credit line, which replaced the Company’s previous asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. The bank holds a security interest in substantially all of the Company’s assets. As of June 30, 2005, no amounts were outstanding under this line of credit and the Company had reserved $4,301,000 of the line for standby letters of credit for worker’s compensation insurance. The loan agreement matures on October 2, 2006.
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

     During fiscal 2005, the Company was in default for violating certain bank covenants, including (i) failing to provide the bank with its public reports on Form 10-Q and Form 10-K within the required timeframe, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 at the end of several fiscal periods, (iii) making capital expenditures during fiscal year 2005 in excess of the $2,500,000 limitation, (iv) failing to achieve EBITDA of not less than $3 million during several fiscal quarters, (iv) failing to achieve EBITDA of not less than $14 million for several consecutive four fiscal quarters, (v) failing to maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 as of the last day of several fiscal quarters and (vi) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. The bank provided the Company with a series of waivers with respect to these defaults. Certain of these waivers restricted the Company’s ability to access the line of credit until it had satisfied the conditions included in the waiver. The Company ultimately satisfied these conditions and restored its ability to access the line of credit in full.
     For the fiscal quarter ended June 30, 2005, the Company was in default for (i) failing to achieve EBITDA for the fiscal quarter ended June 30, 2005 of at least $3,000,000, (ii) failing to achieve EBITDA for the four consecutive fiscal quarters ended June 30, 2005 of at least $14,000,000, (iii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended June 30, 2005, (iv) failing to maintain a fixed charge ratio of not less than 1.25 to 1.00 as of June 30, 2005 and (v) incurring operating lease obligations in excess of $2,000,000 applicable to the fiscal year ended March 31, 2006. On September 29, 2005, the bank provided the Company with a waiver of these covenant defaults. The ongoing effect of this waiver was conditioned upon delivery to the bank of the Company’s 10-Q for the fiscal quarter ended June 30, 2005 by October 14, 2005. The Company has satisfied this condition.
     Under two separate agreements, executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold. This discount arrangement has allowed the Company to accelerate collection of the customers’ receivables aggregating $17,951,000 and $20,713,000 for the three months ended June 30, 2005 and 2004, respectively, by an average of 194 days and 156 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the three months ended June 30, 2005 and 2004 was 5.4% and 3.3%, respectively. The amount of the discount on these receivables, $205,000 and $297,000 for the three months ended June 30, 2005 and 2004, respectively, was recorded as interest expense.
NOTE L — Net Income Per Share
     The following represents a reconciliation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2005	2004

Net (loss) income	$(1,341,000)	$265,000

Basic Shares	8,183,955	8,094,450
Effect of dilutive stock options	—	480,760

Diluted shares	8,183,955	8,575,210

Basic	$(0.16)	$0.03
Diluted	$(0.16)	$0.03
     The effect of dilutive options and warrants excludes 1,060,318 options with exercise prices ranging from $0.93 to $19.13 per share for the three months ended June 30, 2005, and 170,025 options with exercise prices ranging from $8.70 to $19.13 per share for the three months ended June 30, 2004 — all of which were anti-dilutive.

NOTE M — Comprehensive Income
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

	Three Months Ended
	June 30,
	2005	2004

Net (loss) income	$(1,341,000)	$265,000
Foreign currency translation	21,000	(1,000)

Comprehensive (loss) income	$(1,320,000)	$264,000

NOTE N — New Lease
     In April 2005, the Company entered in an agreement to lease approximately 82,600 square feet of warehouse and office space in Nashville, Tennessee for a term of five years and two months, with a starting base rent of $20,994 per month. This facility opened for operations in August 2005.
NOTE O — Subsequent Event
     Subsequent to June 30, 2005 and as of September 30, 2005, the Company has borrowed $6,831,000 against its line of credit and had reserved $4,301,000 of the line for standby letters of credit for worker’s compensation insurance, resulting in $3,868,000 available under the line of credit at September 30, 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2005 consolidated financial statements included in our Annual Report on Form 10-K filed on September 6, 2005.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing strain on our cash position, potential future changes in our accounting policies that may be made as the SEC’s review of our previously filed public reports proceeds, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, political or economic instability in one of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the Securities and Exchange Commission.
Management Overview
     While sales in the automotive retail section were soft during the fiscal quarter ended June 30, 2005, both the retail and traditional markets in our rotating electrical category have historically grown in size. Both markets continue to experience consolidation. We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on regular changes and improvements to make our manufacturing processes more efficient, and our movement to lean manufacturing cells, increased production in Malaysia, establishment of a production facility in northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. Our sales are concentrated among a very few customers, and these key customers regularly seek more favorable pricing, marketing allowances, delivery and payment terms as a condition to the continuation of existing business or expansion of a particular customer’s business. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
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
     To grow our revenue base, we have been seeking to broaden our retail and traditional distribution networks and have begun to target sales to the traditional warehouse and professional installer markets. We continue to expand our product offerings to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics.
     A significant amount of management’s time has been focused on responding to the SEC’s inquiries with respect to our previously filed financial reports, and we have incurred significant general and administrative expenses in connection with these ongoing efforts and the associated restatement of our financial statements. In addition, the delays associated with the filing of our SEC reports have triggered defaults under our bank agreement and impeded progress in our relations with our customers and other third parties.
     Our results for the fiscal quarter ended June 30, 2005 reflect the investments we have made to implement our strategy and the progress that we have realized. During the June 2005 fiscal quarter, we opened our new manufacturing facility in Mexico, a facility that at September 30, 2005 had approximately 250 employees, significantly increased our production to accommodate the new business we have received from one of the world’s largest automobile manufacturers, opened a new distribution facility in Nashville, Tennessee and continued to make meaningful progress in addressing and resolving the SEC’s inquiries concerning our previously filed public reports. While we have incurred significant costs to achieve these objectives, we believe these investments have helped position us to capitalize on the market opportunities that we continue to see.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below and in Note B to our consolidated financial statements included in our Annual Report on Form 10-K filed on September 6, 2005.

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
     Stock Adjustments; General Right of Return
     Under the terms of certain agreements with our customers and industry practice, our customers from time to time may be allowed stock adjustments when their inventory quantity of certain product lines exceeds the anticipated quantity of sales to end-user customers. Stock adjustment returns are not recorded until they are authorized by the Company and they do not occur at any specific time during the year. We provide for a monthly allowance to address the anticipated impact of stock adjustments based on customers’ inventory levels, movement and timing of stock adjustments. Our estimate of the impact on revenues and cost of goods sold of future inventory overstocks is made at the time revenue is recognized for individual sales and is based on the following factors:
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
     In addition to stock adjustment returns, we also allow most of our customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of customer returns, including slow moving and other inventory, to 20% of unit sales. We provide for such anticipated returns of inventory in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.
     Core Inventory Valuation
     We value cores at the lower of cost or market. To take into account the seasonality of our business, market value of cores is recalculated at March and September of each year. The semi-annual recalculation in March reflects the higher seasonal demand which typically precedes the warm summer months and the semi-annual recalculation in September reflects the lower seasonal demand which normally precedes the colder months. Because March generally represents the high point in the core broker market, we revalue cores in March using only the high core broker price. In September, we revalue our cores to high core broker price plus a factor to allow for the temporary decrease in market value during the slower season.
     Accounting for Under Returns of Cores
     Based on our experience, contractual arrangements with customers and inventory management practices, we typically receive and purchase a used but remanufacturable core from customers for more than 90% of the remanufactured alternators or starters we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of cores lagging sales. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. In fiscal year 2005, we began to recognize core charge revenue from under return of cores on a quarterly basis. The rate at which core revenue is recognized is based on our historical experience of customers paying cash for cores in lieu of returning cores for credit.

     Sales Incentives
     We provide various marketing allowances to our customers, including sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with the timetable for issuing the credits as set forth in the relevant agreement. Sales incentive amounts are recorded based on the value of the incentive provided.
Results of Operations for the three months ended June 30, 2005 and 2004
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended June 30,
	2005	2004
Gross margin	16.8%	19.8%
EBITDA (1)	$(1,172,000)	$1,378,000
Cash flow from operations	$(3,978,000)	$6,064,000
Finished goods turnover (annualized) (2)	2.08	4.05
Finished goods turnover, excluding POS inventory (annualized) (3)	4.16	5.26
Annualized return on equity (4)	(11.4%)	2.6%

(1)	EBITDA is computed as earnings before interest, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning inventory and ending inventory for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is computed as net income (loss) for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably.

     Non-GAAP Measures — A reconciliation of EBITDA to net (loss) income is provided below:

	Three Months Ended June 30,
	2005	2004
EBITDA	$(1,172,000)	$1,378,000
Depreciation and amortization	498,000	578,000
Interest expense	557,000	367,000
Income tax benefit (expense)	886,000	(168,000)

Net (loss) income	$(1,341,000)	$265,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	June 30,
	2005	2004

Net sales	100.0%	100.0%
Cost of goods sold	83.2%	80.2%

Gross margin	16.8%	19.8%
General and administrative expenses	19.2%	12.3%
Sales and marketing expenses	4.1%	2.9%
Research and development expenses	1.5%	0.9%

Operating (loss) income	(8.0%)	3.7%
Interest expense — net of interest income	2.6%	1.7%
Income tax benefit (expense)	4.2%	(0.8%)

Net (loss) income	(6.4%)	1.2%

     Our results for the fiscal quarter ended June 30, 2005 reflect the investments we have made to implement our strategy. During the June 2005 fiscal quarter, we opened our new manufacturing facility in Mexico, a facility that at September 30, 2005 had approximately 250 employees, significantly increased our production to accommodate the new business we have received from one of the world’s largest automobile manufacturers, opened a new distribution facility in Nashville, Tennessee and continued to make meaningful progress in addressing and resolving the SEC’s inquiries concerning our previously filed public reports. While we have incurred significant costs to achieve these objectives, we believe these investments have helped position us to capitalize on the market opportunities that we continue to see.
     Net Sales. Our net sales for the three months ended June 30, 2005 were $20,935,000, a decrease of $297,000 or 1.4% compared to net sales for the three months ended June 30, 2004 of $21,232,000. Net sales were reduced in the quarter ended June 30, 2005 by approximately $2,570,000 due to a front-loaded marketing allowance we provided to a customer during this period in connection with a new five-year contract. In total, marketing allowances increased from $3,126,000 for the three months ended June 30, 2004 to $5,699,000 for the three months ended June 30, 2005. (For a summary of our obligation to issue future marketing allowances, see Note I to the Consolidated Financial Statements included in this Form 10-Q.)
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased for the three months ended June 30, 2005 to 83.2% when compared to 80.2% for the three months ended June 30, 2004. This percentage was adversely impacted by the front-loaded marketing allowance noted above which offset sales but did not impact the cost of goods associated with those sales. Cost of goods sold was also negatively impacted by the higher per unit manufacturing costs compared to the prior period to meet demands of the new business we received, including increased overtime and temporary labor costs, and the manufacturing inefficiencies from opening our Mexican facility. As previously reported, cost of goods sold as a percentage of net sales during the three months ended June 30, 2004 was adversely impacted by the ramp-up costs associated with business we received from our largest customer.
     General and Administrative. Our general and administrative expense for the three months ended June 30, 2005 was $4,010,000, which represents an increase of $1,389,000 or 53%, from the three months ended June 30, 2004 of $2,621,000. This increase is principally due to outside professional and consulting fees associated with the SEC’s review of our SEC filings and the related restatement of our financial statements, that increased from $543,000 for the three months ended June 30, 2004 to $1,236,000 for the three months ended June 30, 2005, $349,000 in expenses related to our new production facility in Mexico, increased expenses incurred to expand our accounting and finance departments from $194,000 in the earlier period to $298,000 for the current period, and additional expenses in the Human Resource Department related to new business we have received that increased from $150,000 for the three months ended June 30, 2004 to $230,000 for the three months ended June 30, 2005. These increases were partially offset by a decline in the indemnification expenses we incurred in connection with the SEC and U.S. Attorney’s Office’s investigation of Richard Marks, our former President and Chief Operating Officer, from $223,000 for the three months ended June 30, 2004 to $170,000 for the three months ended June 30, 2005.
     Sales and Marketing. Our sales and marketing expenses increased over the periods by $243,000 or 39.1% to $865,000 for the three months ended June 30, 2005 from $622,000 for the three months ended June 30, 2004. This increase is principally attributable to an increase of approximately $120,000 in costs incurred to support customer sales initiatives, such as salaries and benefits, and consulting fees, for the new business we received. We also incurred $119,000 in increased catalog expenses.
     Research and Development. Our research and development expenses increased over this period by $135,000, or 75.4%, to $314,000 for the three months ended June 30, 2005 from $179,000 for the three months ended June 30, 2004. This increase was attributable to the increased costs of supporting the new business we obtained.
     Interest Expense. For the three months ended June 30, 2005, interest expense, net of interest income, was $548,000. This represents an increase of $197,000 over net interest expense of $351,000 for the three months ended June 30, 2004. This increase was principally attributable to an increase in short-term interest rates related to accounts receivables that we discounted under our factoring arrangements with our customers. The increase in short-term interest rates was partially offset by a decline in the aggregate amount of receivables that were discounted during the most recent fiscal quarter. Interest expense is comprised principally of discounts recognized in connection with our receivables discounting arrangements and interest on our capital leases.
     Income Tax. For the three months ended June 30, 2005 and June 30, 2004, we recognized income tax benefit of $886,000 and income tax expense of $168,000, respectively. For income tax purposes, we have available $1,953,000 of federal carry forwards which expire in varying amounts through 2023.
Liquidity and Capital Resources
     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, and when necessary, the use of our bank credit facility. Our working capital needs have increased significantly in light of the ramped up production demands associated with our new or expanded customer arrangements and the adverse impact that the marketing allowances that we have typically granted our customers in connection with these new or expanded relationships have on the near-term revenues and associated cash flow from these arrangements. Since the sales program to one of the world’s largest automobile manufacturers under an agreement we signed with this customer during the fourth quarter of fiscal 2005 was not fully launched in the expected timeframe, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. Because our net operating loss carry forwards for tax purposes have been substantially utilized, we anticipate that our future cash flow will be adversely impacted by future tax payments. In addition, while our cash position has benefited from the way in which the purchase of the transition inventory associated with our POS arrangement has been structured, satisfaction of the credit due customer through the issuance of credits against that customer’s receivables will have an adverse impact on our future cash flow. Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations and the availability under our bank credit facility will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year.
Working Capital and Net Cash Flow
     At June 30, 2005, we had working capital of $40,059,000, a ratio of current assets to current liabilities of 2.04:1, and cash and cash equivalents of $645,000, which compares to working capital of $42,820,000, a ratio of current assets to current liabilities of 2.25:1, and cash and cash equivalents of $6,211,000 at March 31, 2005.
     Because of the factors discussed under the caption “Liquidity and Capital Resources”, our cash position has been strained. Net cash used in operating activities was $3,978,000 for the three months ended June 30, 2005, as compared to net cash provided by operating activities of $6,064,000 for the three months ended June 30, 2004. The structure of our purchase of transition inventory associated with our POS arrangement had a significant impact on our cash flow. During the three months ended June 30, 2005, this arrangement reduced our cash flow from operations by $2,203,000. During the three months ended June 30, 2004, this arrangement increased our cash flow from operations by $6,529,000. (For an explanation of this transaction, see Note G to the Consolidated Financial Statements included in this report.) The net cash used in operating activities was also impacted by our net loss during the current fiscal quarter of $1,341,000, compared to net income of $265,000 during the June 2004 fiscal quarter. Our increased inventory of $8,367,000 during the three months ended June 30, 2005 was partially offset by a net increase in accounts payable and accrued liabilities of $6,629,000 associated with our ramped-up production.
     Inventory and accounts payable were significantly impacted by our expanded customer arrangements. Inventory and inventory unreturned increased by a combined total of $8,955,000 principally due to our POS arrangement and new business we have been awarded. As a result of increased production related to new business, our accounts payable and accrued liabilities increased by approximately $6,629,000 from March 31, 2005 to June 30, 2005. Even though inventory increased by over $8,000,000, our excess and obsolete inventory reserve remained essentially unchanged because the increase in inventory was largely related to our production of a new line of remanufactured starters and alternators for which we believe there is a high demand.
     Net accounts receivable decreased by $2,936,000 as of June 30, 2005 compared to March 31, 2005, primarily due to the issuance of front-loaded marketing allowances we provided to one of our customers.
     We used net cash in investing activities in the three months ended June 30, 2005. These investing activities were primarily related to capital expenditures of $1,437,000 during this period. We expect to use cash in investing activities for the balance of fiscal 2006.
     During each of the three months ended June 30, 2005 and 2004, the cash we used in financing activities primarily related to our capital lease obligations.
Capital Resources
Line of Credit
     In May 2004, we entered into a loan agreement which provides for borrowings of up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin of 2.00%. The bank holds a security interest in substantially all of our assets. As of June 30, 2005, we had reserved $4,301,000 of our line for standby letters of credit for worker’s compensation insurance, and no balance was outstanding under this line of credit. This loan agreement expires on October 2, 2006.
     Because of the strains on our working capital described in the preceding paragraphs, we have borrowed increasing amounts under our line of credit. As of September 30, 2005, we had borrowed $6,831,000 against our line of credit and reserved $4,301,000 of the line for standby letters of credit for worker’s compensation insurance, resulting in $3,868,000 remaining available at September 30, 2005.
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
     We were in default under this loan agreement for: (i) failing to provide the bank with our public reports on Form 10-Q for the fiscal quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, (ii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended March 31, 2005, (iii) making capital expenditures during the fiscal year ended March 31, 2005 in an amount in excess of $2,500,000 and (iv) failing to provide the bank with certain notices, monthly financial statements and required compliance certificates. On June 29, 2005, the bank provided us with a waiver of these covenant defaults. The ongoing effect of this waiver was conditioned upon our delivery to the bank of (i) our 10-Q for the quarter ended September 30, 2004 by July 15, 2005, (ii) our 10-Q for the quarter ended December 31, 2004 by July 29, 2005 and (iii) our 10-K for the fiscal year ended March 31, 2005 by August 22, 2005. The bank also limited our ability to fully access the line of credit pending satisfaction of these conditions.
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
     We were also in default for (i) failing to achieve EBITDA for the fiscal quarter ended June 30, 2005 of at least $3,000,000, (ii) failing to achieve EBITDA for the four consecutive fiscal quarters ended June 30, 2005 of at least $14,000,000, (iii) failing to maintain a quick ratio of not less than 0.65 to 1.00 for the fiscal quarter ended June 30, 2005, (iv) failing to maintain a fixed charge ratio of not less than 1.25 to 1.00 as of the last day of the fiscal quarter ended June 30, 2005 and (v) incurring operating lease obligations in excess of $2,000,000 during the 12-month period ended June 30, 2005. On September 29, 2005, the bank provided us with a waiver of these covenant defaults. The ongoing effect of this waiver was conditioned upon our delivery to the bank of our 10-Q for the fiscal quarter ended June 30, 2005 by October 14, 2005. The September 29, 2005 waiver extended the deadline for filing the June 2005 10-Q provided for in the August 30, 2005 waiver letter. See Note K.
Receivable Discount Program
     Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at an agreed upon discount set at the time the receivables are sold. The discount has averaged 2.9% during the three months ended June 30, 2005 and has allowed us to accelerate collection of receivables aggregating $17,951,000 by an average of 194 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the three months ended June 30, 2005 was 5.4%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $506,000 during the three months ended June 30, 2005. These interest costs will increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.
Multi-year Vendor Agreements
     We have significantly expanded our production during the past 12 months to meet the obligations arising under our multi-year vendor agreements. This increased production caused significant increases in our inventories, accounts payable and employee base.

With respect to merchandise covered by the pay-on-scan arrangement with our largest customer, the customer is not obligated to purchase the goods we ship to it until that merchandise is purchased by one of its customers. While this arrangement will defer recognition of income from sales to this customer, we do not believe it will ultimately have an adverse impact on our liquidity. In addition, although the significant marketing allowances we have provided our customers as part of these multi-year agreements meaningfully limit the near-term revenues and associated cash flow from these new or expanded arrangements, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
     As part of our POS arrangement with our largest customer, we agreed to purchase the customer’s inventory of alternators and starters that was transitioned to a POS basis. The customer is paying us the proceeds from its POS sale of this transition inventory, and we are paying for this inventory through the issuance of monthly credits to this customer, which will continue through April 2006. Because we collected cash for the transition inventory before we issued the monthly credits to purchase this inventory during the initial phase of this arrangement, this transaction helped finance our inventory build-up to meet production requirements. Satisfaction of the credit due customer through the issuance of credits against that customer’s receivables, however, is now having an adverse impact on our cash flow. While we did not record the $24,130,000 of transition inventory that we purchased or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net liability to this customer of $10,340,000 at June 30, 2005. Net sales from POS inventory were $5,295,000 and $1,376,000 for the three months ended June 30, 2005 and 2004, respectively. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.)
     We have long-term agreements with each of our major customers. Under these agreements, which typically have initial terms of at least five years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts that can be provided on a scheduled basis, (iii) discounts that are granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements, and its contract with one of the largest automobile manufacturers in the world includes a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. Our contracts with major customers expire at various dates ranging from May 2008 through December 2012.
     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, price concessions and other terms that adversely affect our liquidity.

Capital Expenditures and Commitments
     Our capital expenditures were $1,437,000 for the three months ended June 30, 2005. Approximately $1,226,000 of these expenditures relate to our Mexico production facility, with the remainder for recurring capital expenditures. The amount and timing of capital expenditures during fiscal 2006 may vary depending on the final build-out schedule for the Mexico production facility.
Contractual Obligations
     The following summarizes our contractual obligations and other commitments as of June 30, 2005, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$2,417,000	$703,000	$1,189,000	$525,000	—
Operating Lease Obligations	$9,794,000	$2,247,000	$2,714,000	$1,752,000	$3,081,000
Purchase Obligations	$24,427,000	$16,579,000	$4,401,000	$3,447,000	—
Other Long-Term Obligations	$13,910,000	$5,514,000	$3,907,000	$2,578,000	$1,911,000
Total	$50,548,000	$25,043,000	$12,211,000	$8,302,000	$4,992,000
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
     Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for supply agreements to provide products over a defined period.
Customer Concentration
     We are substantially dependent upon sales to our major customers. During the three months ended June 30, 2005 and 2004, sales to our three largest customers constituted approximately 90% and 95% of our total sales, respectively. We expect our customer concentration to continue to decline as we add important new customers to our business base. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
Offshore Manufacturing
     To take further advantage of the production savings associated with manufacturing outside the United States, on October 28, 2004, our wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico for a remanufacturing facility. We guarantee the payment obligations of our subsidiary under the terms of the lease. The lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from May 2005, the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, we took possession of these premises, and in June 2005, we began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico will lease an additional 41,000 square feet adjoining its existing space. During the three months ended June 30, 2005 and June 30, 2004, units produced outside the United States constituted 14.8% and 10.7%, respectively, of our total production. Because our foreign operations are expected to experience lower production costs for the same remanufacturing process, we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. During the initial phase manufacturing in Mexico, however, we have incurred higher production costs as a result of the start-up manufacturing inefficiencies we have experienced.
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
Related Party Transactions
     Our related party transactions primarily consist of employment and director agreements, and stock purchase agreements. Other than the changes to the employment agreement with Selwyn Joffe, our Chairman and Chief Executive Officer, which are summarized in the Current Report on Form 8-K we filed on April 25, 2005, our related party transactions have not changed since March 31, 2005.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
     Our primary market risk relates to changes in interest rates and, increasingly, currency exchange rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates and currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As our overseas operations expand, our exposure to the risks associated with currency fluctuations will increase.
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
     Our $15,000,000 credit facility bears interest at various rates equal to the LIBOR rate plus 2% or the bank’s reference rate, at our option. This obligation is the only variable rate facility we have outstanding. Based upon the $6,831,000 that was outstanding under our line of credit as of September 30, 2005, an increase in interest rates of 1% would increase our annual net interest expense by $68,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, which has been fixed in relation to the U.S. dollar, the Singapore dollar, and, in fiscal 2006 we began to transact business in the Mexican peso. During the past three years, we have experienced a $6,000 gain, $8,000 gain, and a $5,000 gain, in fiscal years 2005, 2004 and 2003, respectively, relative to our transactions involving the Malaysian Ringit and the Singapore dollar. Our total foreign assets were $2,526,000 as of June 30, 2005. Based upon our current overseas operations, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements. We anticipate, however, that our exposure to currency risks will increase significantly as we expand our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results.
Item 4. Controls and Procedures
     In connection with the Quarterly Report on Form 10-Q for the three months ended June 30, 2005, we completed an evaluation under the supervision and with the participation of our chief executive officer and chief financial officer of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by that report, pursuant to the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by that report, there were material weaknesses in our disclosure controls and procedures as further discussed below.
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
     In connection with their audit of our financial statements for the year ended March 31, 2005 included in the Form 10-K we filed on September 6, 2005, Grant Thornton notified us that our failure to correctly value our inventory unreturned account resulted in a material error in our previously issued interim reports and constituted a material weakness in internal control.
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
     In an on-going effort to remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls, and strengthened our internal audit function. In July 2005, we engaged a consulting firm to further assist in the implementation and compliance requirements of the Sarbanes-Oxley Act of 2002. We believe that changes to our disclosure controls and procedures will be adequate to provide reasonable assurance that the objectives of these control systems will be met. In addition, as a result of the resignation of Charles Yeagley, our Chief Financial Officer, we have engaged a search firm to identify a new Chief Financial Officer who will focus on remaining current with the relevant accounting literature and official pronouncements and assuring that our disclosure controls and procedures remain up-to-date.
     Except as noted in the preceding paragraphs, there have been no changes in our internal control, over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect financial reporting.

PART II — OTHER INFORMATION
Item 1. Legal Proceedings.
     None
Item 6. Exhibits and Reports on Form 8-K.
     (a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
     (b) Reports on Form 8-K:
Current report on Form 8-K filed on April 25, 2005 which reported amendments to the employment agreement with Selwyn Joffe, our Chairman and Chief Executive Officer
Current report on Form 8-K filed on June 3, 2005 which reported restated audited financial statements for the year ended March 31, 2004, 2003 and 2002 under new accounting policies

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: October 14, 2005	By:	/s/ Charles W. Yeagley

Charles W. Yeagley
Chief Financial Officer