Form 10-Q
period 2005-09-30
MOTORCAR PARTS  AMERICA INC
filed 2005-11-14
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File No. 0-23538

MOTORCAR PARTS OF AMERICA, INC.

(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (310) 212-7910

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☐     No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

There were 8,208,955 shares of Common Stock outstanding at November 11, 2005.

MOTORCAR PARTS OF AMERICA, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$1,257,000	$6,211,000
Short term investments	632,000	503,000
Accounts receivable — net	11,222,000	11,513,000
Inventory — net	59,577,000	48,587,000
Deferred income tax asset	6,156,000	6,378,000
Inventory unreturned	5,168,000	2,409,000
Prepaid expenses and other current assets	1,661,000	1,365,000

Total current assets	85,673,000	76,966,000

Plant and equipment — net	8,599,000	5,483,000
Other assets	1,334,000	899,000

TOTAL ASSETS	$95,606,000	$83,348,000

LIABILITIES
Current liabilities:
Accounts payable	$23,691,000	$14,502,000
Accrued liabilities	350,000	1,378,000
Accrued salaries and wages	1,920,000	2,235,000
Accrued workers’ compensation claims	2,776,000	2,217,000
Line of credit	6,831,000	—
Income tax payable	177,000	183,000
Deferred compensation	535,000	450,000
Deferred income	133,000	133,000
Other current liabilities	174,000	89,000
Credit due customer	7,746,000	12,543,000
Current portion of capital lease obligations	697,000	416,000

Total current liabilities	45,030,000	34,146,000
Deferred income, less current portion	454,000	521,000
Deferred income tax liability	443,000	519,000
Other liabilities	44,000	—
Capitalized lease obligations, less current portion	1,940,000	938,000

TOTAL LIABILITIES	47,911,000	36,124,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,208,955 and 8,183,955 shares issued and outstanding at September 30, 2005 and March 31, 2005	82,000	82,000
Additional paid-in capital	53,751,000	53,627,000
Accumulated other comprehensive loss	(48,000)	(55,000)
Accumulated deficit	(6,090,000)	(6,430,000)

TOTAL SHAREHOLDERS’ EQUITY	47,695,000	47,224,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$95,606,000	$83,348,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net sales	$50,656,000	$46,229,000	$29,721,000	$24,997,000
Cost of goods sold	38,615,000	35,040,000	21,190,000	18,014,000

Gross profit	12,041,000	11,189,000	8,531,000	6,983,000

Operating expenses:
General and administrative	8,057,000	5,037,000	4,047,000	2,416,000
Sales and marketing	1,629,000	1,133,000	764,000	511,000
Research and development	589,000	388,000	275,000	209,000

Total operating expenses	10,275,000	6,558,000	5,086,000	3,136,000

Operating income	1,766,000	4,631,000	3,445,000	3,847,000
Interest expense — net of interest income	1,202,000	800,000	654,000	449,000

Income before income tax expense	564,000	3,831,000	2,791,000	3,398,000
Income tax expense	224,000	1,425,000	1,110,000	1,257,000

Net income	$340,000	$2,406,000	$1,681,000	$2,141,000

Basic net income per share	$0.04	$0.30	$0.21	$0.26

Diluted net income per share	$0.04	$0.28	$0.19	$0.25

Weighted average number of shares outstanding:
— basic	8,189,829	8,125,982	8,195,640	8,157,172

— diluted	8,739,232	8,590,254	8,729,235	8,603,916

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2005	2004
		(Restated)
Cash flows from operating activities:
Net income	$340,000	$2,406,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	988,000	1,006,000
Deferred income taxes	144,000	1,206,000
Tax benefit from employee stock options exercised	101,000	219,000
Changes in current assets and liabilities:
Accounts receivable	291,000	3,954,000
Inventory	(10,986,000)	(17,860,000)
Prepaid income tax	—	(49,000)
Inventory unreturned	(2,759,000)	(584,000)
Prepaid expenses and other current assets	(304,000)	(90,000)
Other current assets	(437,000)	5,000
Accounts payable and accrued liabilities	8,392,000	6,824,000
Income tax payable	(5,000)	—
Deferred compensation	85,000	101,000
Deferred income	(67,000)	—
Credit due customer	(4,797,000)	12,912,000
Other current liabilities	131,000	(82,000)

Net cash (used in) provided by operating activities	(8,883,000)	9,968,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,532,000)	(364,000)
Change in short term investments	(95,000)	(108,000)

Net cash used in investing activities	(2,627,000)	(472,000)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	6,831,000	(3,000,000)
Net payments on capital lease obligations	(279,000)	(212,000)
Exercise of stock options	23,000	241,000

Net cash provided by (used in) financing activities	6,575,000	(2,971,000)

Effect of exchange rate changes on cash	(19,000)	(1,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,954,000)	6,524,000
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,211,000	7,630,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,257,000	$14,154,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,216,000	$830,000
Income taxes	$—	$50,000
Non-cash investing and financing activities:
Property acquired under capital lease	$1,562,000	$—

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2005 and 2004
(Unaudited)

     The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd. and Motorcar Parts de Mexico, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated.

     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. March 31, 2005 balances were derived from the Company’s audited consolidated financial statements as of March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on September 6, 2005.

NOTE A — Company Background and Organization

     Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture and distribute alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada. The Company also sells after-market replacement alternators and starters to a major automobile manufacturer.

     The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore and Malaysia, and in June 2005 began remanufacturing in Mexico. In addition, the Company opened a warehouse distribution facility in Nashville, Tennessee in August 2005.

     The Company changed its name to Motorcar Parts of America, Inc. from Motorcar Parts & Accessories, Inc. on January 8, 2004. The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of Enterprise and Related Information.”

NOTE B – Restatement of Financial Statements for the Three and Six Months Ended September 30, 2004

     The financial statements for the three and six months ended September 30, 2004 have been restated to correct an error in the calculation of core costs for purposes of determining the value of unreturned cores. The Company’s prior method of valuing unreturned cores was based upon the cost of the cores in its total inventory. The Company has concluded that the valuation should instead be based upon the cost for the cores being invoiced and returned during the preceding twelve months.

     In addition, the interim income statements for the three and six months ended September 30, 2004 were impacted by an error in the calculation of marketing allowances provided to a particular customer. The Company had in previous periods overstated the reserve for the marketing allowances associated with this customer. The effect of the overstatement was immaterial to those prior periods. The Company adjusted the reserve balance during the fiscal quarter ended September 30, 2004. However, it has now been determined that the adjustment was in error and material to the September 30, 2004 quarter.

     The above revisions, in part, impacted the consolidated statement of operations for the six and three months ended September 30, 2004 and the consolidated statement of cash flows for the six-month ended September 30, 2004. The impact of these restatements which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Consolidated Statement of Operations

	Six Months Ended September 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$46,515,000
Marketing allowances		$(286,000)
Net sales, as restated			$46,229,000
Cost of goods sold, as originally reported	35,332,000
Unreturned core inventory		(292,000)
Cost of goods sold, as restated	—		35,040,000

Gross margin	11,183,000	6,000	11,189,000
Operating expenses:
General and administrative	5,037,000	—	5,037,000
Sales and marketing	1,133,000	—	1,133,000
Research and development	388,000	—	388,000

Total operating expenses	6,558,000	—	6,558,000

Operating income	4,625,000	6,000	4,631,000
Interest expense — net of interest income	800,000	—	800,000

Income before income tax expense	3,825,000	6,000	3,831,000

Income tax expense, as originally reported	1,422,000
Income tax adjustment		3,000
Income tax expense, as restated	—		1,425,000

Net income	$2,403,000	$3,000	$2,406,000

Basic income per share	$0.30	$0.00	$0.30

Diluted income per share	$0.28	$0.00	$0.28

Weighted average shares outstanding:
— basic	8,125,982		8,125,982

— diluted	8,590,254		8,590,254

Consolidated Statement of Operations

	Three Months Ended September 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$25,283,000
Marketing allowances		$(286,000)
Net sales, as restated			$24,997,000
Cost of goods sold, as originally reported	17,946,000
Unreturned core inventory		68,000
Cost of goods sold, as restated	—		18,014,000

Gross margin	7,337,000	(354,000)	6,983,000
Operating expenses:
General and administrative	2,416,000	—	2,416,000
Sales and marketing	511,000	—	511,000
Research and development	209,000	—	209,000

Total operating expenses	3,136,000	—	3,136,000

Operating income	4,201,000	(354,000)	3,847,000
Interest expense — net of interest income	449,000	—	449,000

Income before income tax expense	3,752,000	(354,000)	3,398,000

Income tax expense, as originally reported	1,395,000
Income tax adjustment		(138,000)
Income tax expense, as restated	—		1,257,000

Net income	$2,357,000	$(216,000)	$2,141,000

Basic income per share	$0.29	$(0.03)	$0.26

Diluted income per share	$0.27	$(0.02)	$0.25

Weighted average shares outstanding:
— basic	8,157,172		8,157,172

— diluted	8,603,916		8,603,916

Consolidated Statement of Cash Flows

	Six Months Ended September 30, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$2,403,000	$3,000	$2,406,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,006,000	—	1,006,000
Deferred income taxes	1,203,000	3,000	1,206,000
Tax benefit from employee stock options exercised	219,000	—	219,000
Changes in current assets and liabilities:
Accounts receivable	3,668,000	286,000	3,954,000
Inventory	(17,860,000)	—	(17,860,000)
Prepaid income tax	(49,000)	—	(49,000)
Inventory unreturned	(292,000)	(292,000)	(584,000)
Prepaid expenses and other current assets	(90,000)	—	(90,000)
Other assets	5,000	—	5,000
Accounts payable and accrued liabilities	6,824,000	—	6,824,000
Deferred compensation	101,000	—	101,000
Credit due to customer	12,912,000	—	12,912,000
Other liabilities	(82,000)	—	(82,000)

Net cash provided by operating activities	$9,968,000	$—	$9,968,000

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

     Management has determined that the Company’s business practices and contractual arrangements result in the return to the Company of more than 90% of all used cores. Accordingly, management excludes the value of cores from revenue in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Core values charged to customers and not included in revenues totaled $32,783,000 and $40,883,000 for the six months ended September 30, 2005 and 2004, respectively, and $16,684,000 and $22,486,000 for the three months ended September 30, 2005 and 2004, respectively.

     When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. Upon receipt of a core, the Company grants the customer a credit based on the core value billed, and restores the returned core to inventory. The Company generally limits core returns to the number of similar cores previously shipped to each customer. The Company recognizes revenue for cores based upon an estimate of the annual rate in which customers will pay cash for cores in lieu of returning cores for credits. In fiscal year 2005, the Company began to recognize core charge revenue each fiscal quarter based on this estimate. The revenue from core charges had previously been recorded at the end of the fiscal year. The amount of revenue recognized for core charges for the six months ended September 30, 2005 and 2004 was $2,316,000 and $2,227,000, respectively, and for the three months ended September 30, 2005 and 2004 was $1,603,000 and $1,209,000, respectively.

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

     The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	September 30,	March 31,
	2005	2005
Estimated sales returns	$169,000	$694,000
Estimated core inventory returns	$5,246,000	$2,288,000

NOTE D – Stock-based Compensation

     The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.” The following table presents pro forma net income had compensation costs associated with the Company’s option arrangements been determined in accordance with SFAS 123:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$340,000	$2,406,000	$1,681,000	$2,141,000

Stock-based compensation charges reported in net income	—	—	—	—
Pro forma stock-based compensation, net of tax	—	(876,000)	—	(496,000)

Pro forma net income	$340,000	$1,530,000	$1,681,000	$1,645,000

Basic income per share	$0.04	$0.30	$0.21	$0.26

Basic income per share – pro forma	$0.04	$0.19	$0.21	$0.20

Diluted income per share	$0.04	$0.28	$0.19	$0.25

Diluted income per share – pro forma	$0.04	$0.18	$0.19	$0.19

NOTE E — Inventory

     Inventory is comprised of the following:

	September 30,	March 31,
	2005	2005
Raw materials and cores	$21,192,000	$19,864,000
Work-in-process	1,067,000	681,000
Finished goods	21,899,000	13,398,000

	44,158,000	33,943,000

Less allowance for excess and obsolete inventory	(2,350,000)	(2,392,000)

	41,808,000	31,551,000

Pay-on-scan inventory	17,769,000	17,036,000

Total	$59,577,000	$48,587,000

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

	September 30,	March 31,
	2005	2005
Cores	$3,721,000	$1,352,000
Finished goods	1,447,000	1,057,000

Total	$5,168,000	$2,409,000

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

     The Company has agreed to issue credits in an amount equal to the transition inventory. Based on the description of a liability in CON 6, the Company recognizes the amount of its obligation to the customer as the customer sells the transition inventory and recognizes a payable to the Company. Since the inception of this arrangement, the customer has sold $21,296,000 of the transition inventory and the Company has issued credits of $13,550,000, resulting in a net obligation to the customer of $7,746,000, as reflected on the Company’s September 30, 2005 balance sheet.

     As the issuance of credits to the customer generally lagged sales of the transition inventory during the initial phase of this arrangement, the Company received cash in the early months which is now being offset by lower cash collections resulting from credits issued to the customer. As of September 30, 2005, the Company had agreed to issue future credits to the customer in the following amounts:

Q3 2006	$3,270,000
Q4 2006	$3,270,000
Q1 2007	$4,040,000

Total	$10,580,000

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

     In addition to the inventory transaction described in Note G, the Company has agreed to acquire other core inventory by issuing $10,300,000 of credits over a five-year period (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the core inventory estimated to be in customer hands and subject to repurchase upon agreement termination, and reduces revenue by the amount by which the credit exceeds the estimated core inventory value. As of September 30, 2005, the long-term asset account was approximately $470,000. The Company will regularly review the long-term asset account for impairment and make any necessary adjustment to the carrying value of this asset.

NOTE I — Marketing Allowances

     The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances are recorded as a reduction to revenues as issued in accordance with the schedule set forth in the customer agreement. Sales incentive amounts are recorded based on the value of the incentive provided. For the six months ended September 30, 2005 and 2004, the Company recorded a reduction in revenues of $3,610,000 and $1,164,000, respectively, attributable to marketing allowances granted in connection with long-term contracts and a reduction of $5,856,000 and $4,713,000, respectively, attributable to marketing allowances related to a single exchange of product. For the three months ended September 30, 2005 and 2004, the Company recorded a reduction in revenues of $520,000 and $582,000, respectively, attributable to marketing allowances granted in connection with long-term contracts and a reduction of $3,247,000 and $2,170,000, respectively, attributable to marketing allowances related to a single exchange of product.

     The following table presents the marketing allowances, not associated with a single exchange of product, which will be recognized as a charge against revenues in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2006 – Remaining six months	$4,473,000
2007	2,084,000
2008	2,022,000
2009	1,289,000
2010	1,289,000
Thereafter	2,233,000

Total	$13,390,000

NOTE J — Major Customers

     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
Sales	2005	2004	2005	2004
Customer A	71%	74%	73%	74%
Customer B*	12%	12%	13%	13%
Customer C*	10%	8%	8%	6%

	September 30,	March 31,
Accounts Receivable	2005	2005
Customer A	64%	68%
Customer B*	15%	10%
Customer C*	5%	18%

* Between September 30, 2004 and September 30, 2005, the identity of our second and third largest customers changed.

NOTE K — Line of Credit; Factoring Agreements

     On May 28, 2004 the Company secured a $15,000,000 credit facility with a new bank. This revolving credit line, which replaced the Company’s previous asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. The bank holds a security interest in substantially all of the Company’s assets. As of September 30, 2005, the Company had an outstanding balance under this line of credit of $6,831,000 and had reserved $4,301,000 of the line for standby letters of credit for worker’s compensation insurance. The loan agreement matures on October 2, 2006.

     Effective September 30, 2005, the financial covenants in the credit facility agreement were amended. The amended agreement includes various financial covenants, including covenants requiring the Company (i) to maintain tangible net worth of not less than $39,000,000, increased by 75% of net profit after taxes each quarter, EBITDA of not less than $3,000,000 for each quarter and $13,000,000 for the four most recent fiscal quarters, a fixed charge ratio of not less than 1.50 to 1.00 as of the last day of each quarter, and a current ratio of not less than 1.60 to 1.00 as of the close of each quarter and (ii) to limit capital expenditures to $6,000,000 and operating lease obligations to $3,000,000 during any fiscal year. At September 30, 2005, the Company was in compliance with all the revised covenants. See subsequent events in Note Q for a further discussion of these changes to the financial covenants.

     Under two separate agreements, executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold. This discount arrangement has allowed the Company to accelerate collection of the customers’ receivables aggregating $35,627,000 and $46,819,000 for the six months ended September 30, 2005 and 2004, respectively, by an average of 193 days and 171 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the six months ended September 30, 2005 and 2004 was 5.5% and 3.6%, respectively. The amount of the discount on these receivables, $1,022,000 and $716,000 for the six months ended September 30, 2005 and 2004, respectively, was recorded as interest expense.

NOTE L — Net Income Per Share

     The following represents a reconciliation of basic and diluted net income per share:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$340,000	$2,406,000	$1,681,000	$2,141,000

Basic Shares	8,189,829	8,125,982	8,195,640	8,157,172
Effect of dilutive stock options	549,403	464,272	533,595	446,744

Diluted shares	8,739,232	8,590,254	8,729,235	8,603,916

Basic	$0.04	$0.30	$0.21	$0.26
Diluted	$0.04	$0.28	$0.19	$0.25

     The effect of dilutive options and warrants excludes 15,875 options with exercise prices ranging from $11.81 to $19.13 per share for the six months ended September 30, 2005, and 368,525 options with exercise prices ranging from $8.70 to $19.13 per share for the six months ended September 30, 2004 – all of which were anti-dilutive. The effect of dilutive options and warrants excludes 15,875 options with exercise prices ranging from $11.81 to $19.13 per share for the three months ended September 30, 2005, and 368,525 options with exercise prices ranging from $8.70 to $19.13 per share for the three months ended September 30, 2004 – all of which were anti-dilutive.

NOTE M – Comprehensive Income

     SFAS 130, “Reporting Comprehensive Income,” established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income and foreign currency translation adjustments, as follows:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
		(Restated)		(Restated)
Net income	$340,000	$2,406,000	$1,681,000	$2,141,000
Foreign currency translation	7,000	(5,000)	(14,000)	(4,000)

Comprehensive income	$347,000	$2,401,000	$1,667,000	$2,137,000

NOTE N – New Lease

     In April 2005, the Company entered in an agreement to lease approximately 82,600 square feet of warehouse and office space in Nashville, Tennessee for a term of five years and two months, with a starting base rent of $20,994 per month. This facility opened for operations in August 2005.

NOTE O — Shareholders’ Equity

     During the six months ended September 30, 2005, options to purchase 25,000 shares of stock at $0.93 per share were exercised. The following table shows the increase in additional paid in capital as a result of the exercise of those options:

Beginning balance April 1, 2005	$53,627,000
Exercise of options to purchase 25,000 shares	23,000
Tax benefit from employee stock options exercised	101,000

Ending balance September 30, 2005	$53,751,000

NOTE P — Financial Risk Management and Derivatives

     Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s production facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposure is from changes in the rates between the U.S. dollar and the Mexican peso related to the operation of the Company’s facility in Mexico. In August 2005, the Company entered into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific purchase requirements to fund those overseas facilities.

     The Company enters into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for forecasted expenditure requirements to fund the overseas operations. These contracts expire in a year or less.

     The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains in any such contract should this counterparty fail to perform as contracted. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. For the three months ended September 30, 2005, the Company recognized a loss of $11,000 associated with these forward exchange contracts.

NOTE Q — Subsequent Events

     On November 8, 2005, the existing credit facility agreement was amended to revise several of the financial covenants effective September 30, 2005. These included increasing the allowable fiscal year capital expenditures and capital lease obligations to $6,000,000 and $3,000,000, respectively, from $2,500,000 and $2,000,000, respectively, reducing the EBITDA for the four most recent fiscal quarters from $14,000,000 to $13,000,000, replacing a minimum quick ratio of 0.65 to 1.00 with a minimum current ratio of 1.60 to 1.00 and increasing the minimum fixed charge coverage ratio from 1.25. to 1.00 to 1.50 to 1.00 (at the same time, the definition of debt service used to calculate the fixed charge coverage ratio was revised to eliminate the inclusion of the POS credits issued to the Company’s largest customer). In addition, the amendment provides that, for purposes of determining the Company’s compliance with the minimum EBITDA covenant, EBITDA for the quarter ended June 30, 2005 will be increased by $4,891,000 to eliminate the effect of certain fees and expensed incurred during that quarter.

     On October 26, 2005, the Company entered into a capital lease agreement with a bank for equipment financing for $4,110,000, payable in monthly installments of $80,937 over the sixty month term of the lease agreement, with a one dollar purchase option at the end of the lease term.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to a few customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing strain on our cash position, our ability to achieve positive cash flows from operations in the second half of fiscal 2006, potential future changes in our accounting policies that may be made as a result of the SEC’s review of our previously filed public reports, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the Securities and Exchange Commission.

Management Overview

     Sales in the retail and traditional markets in our product category have remained relatively steady. Both markets continue to experience consolidation. We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on regular changes and improvements to make our manufacturing processes more efficient, and our movement to lean manufacturing cells, increased production in Malaysia, establishment of a production facility in northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. Our sales are concentrated among a very few customers, and these key customers regularly seek more favorable pricing, marketing allowances, delivery and payment terms as a condition to the continuation of our existing business or an expansion of a particular customer’s business. The increased pressure we have experienced from our customers may increasingly and negatively impact our profit margins in the future.

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

     To grow our revenue base, we have broadened our retail and traditional distribution networks by targeting sales to the traditional warehouse and professional installer markets. We continue to expand our product offerings to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics.

     Our results for the six months ended September 30, 2005 reflect the investments we have made to implement our strategy and the progress that we have realized. During the six months ended September 30, 2005, we opened our new manufacturing facility in Mexico (a facility that at September 30, 2005 had approximately 250 employees), significantly increased our production to accommodate the new business we have received from one of the world’s largest automobile manufacturers, opened a new distribution facility in Nashville, Tennessee and, we believe, resolved the SEC’s inquiries concerning our previously filed public reports (although the SEC has not provided us with any confirmation in this regard). While we have incurred significant costs to achieve these objectives, we believe these investments have helped position us to capitalize on the market opportunities that we continue to see.

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

     Financial Risk Management and Derivatives

     We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. Our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. For the three months ended September 30, 2005, we recognized a loss of $11,000 associated with these forward exchange contracts.

Results of Operations for the six months ended September 30, 2005 and 2004

     The following discussion and analysis should be read in conjunction with the financial statements and notes to the financial statements included in this report.

     The following table summarizes certain key operating data for the periods indicated:

	Six Months Ended September 30,
	2005	2004
		(Restated)
Gross margin	23.8%	24.2%
EBITDA(1)	$2,768,000	$5,667,000
Cash flow from operations	$(8,883,000)	$9,968,000
Finished goods turnover (annualized)(2)	2.20	3.28
Finished goods turnover, excluding POS inventory (annualized)(3)	4.38	5.05
Annualized return on equity(4)	1.4%	11.9%

(1)	EBITDA is computed as earnings before gross interest expense, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the six months ended September 30, 2005 and September 30, 2004 is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average between beginning inventory and ending inventory for each six month period. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion of pay-on-scan inventory in the denominator. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is calculated by multiplying net income for the six months ended September 30, 2005 and September 30, 2004 by 2 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably.

     Non-GAAP Measures — A reconciliation of EBITDA to net income is provided below:

	Six Months Ended September 30,
	2005	2004
		(Restated)
EBITDA	$2,768,000	$5,667,000
Depreciation and amortization	(988,000)	(1,006,000)
Interest expense – gross	(1,216,000)	(830,000)
Income tax expense	(224,000)	(1,425,000)

Net income	$340,000	$2,406,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Six Months Ended
	September 30,
	2005	2004
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	76.2%	75.8%

Gross margin	23.8%	24.2%
General and administrative expenses	15.9%	10.9%
Sales and marketing expenses	3.2%	2.5%
Research and development expenses	1.2%	0.8%

Operating income	3.5%	10.0%
Interest expense — net of interest income	2.4%	1.7%
Income tax expense	0.4%	3.1%

Net income	0.7%	5.2%

     Our results for the six months ended September 30, 2005 reflect the investments we have made to implement our strategy and the progress that we have realized. During the six months ended September 30, 2005, we opened our new manufacturing facility in Mexico (a facility that at September 30, 2005 had approximately 250 employees), significantly increased our production to accommodate the new business we have received from one of the world’s largest automobile manufacturers, opened a new distribution facility in Nashville, Tennessee and resolved, we believe, the SEC’s inquiries concerning our previously filed public reports. While we have incurred significant costs to achieve these objectives, we believe these investments have helped position us to capitalize on the market opportunities that we continue to see.

     Net Sales. Our net sales for the six months ended September 30, 2005 were $50,656,000, an increase of $4,427,000 or 9.6% compared to net sales for the six months ended September 30, 2004 of $46,229,000. Sales increased by $8,016,000 due primarily to higher sales to our existing customers which were offset by an increase in marketing allowances (which reduce net sales) from $5,877,000 for the six months ended September 30, 2004 to $9,466,000 for the six months ended September 30, 2005. (For a summary of our obligation to issue future marketing allowances, see Note I to the Consolidated Financial Statements included in this Form 10-Q.)

     Cost of Goods Sold. Cost of goods sold as a percentage of net sales slightly increased for the six months ended September 30, 2005 to 76.2% when compared to 75.8% for the six months ended September 30, 2004. For the six months ended September 30, 2005, this percentage was positively impacted by the decrease in direct labor costs during the three months ended September 30, 2005. This positive impact was offset by the front-loaded marketing allowance we provided to one of the world’s largest automobile manufacturers which reduced reported sales but did not impact the cost of goods associated with those sales. Cost of goods sold was also negatively impacted by the higher per unit manufacturing costs incurred during the three months ended June 30, 2005 to meet the demands of the new business we received, including increased overtime and temporary labor costs, and the manufacturing inefficiencies at our Mexican facility.

     General and Administrative. Our general and administrative expenses increased from $5,037,000 for the six months ended September 30, 2004 to $8,057,000 for the six months ended September 30, 2005. This 60% increase is principally due to an increase in the outside professional and consulting fees associated with the SEC’s review of our SEC filings and the related restatement of our financial statements from $613,000 for the six months ended September 30, 2004 to $1,762,000 for the six months ended September 30, 2005; additional expenses of $1,081,000 and $76,000 related to our new production facility in Mexico and our new distribution facility in Nashville, Tennessee, respectively; consulting fees of $265,000 incurred to comply with the Sarbanes-Oxley Act of 2002; an increase in our Human Resource Department expenses from $283,000 for the six months ended September 30, 2004 to $520,000 for the six months ended September 30, 2005 related to the hiring of additional staff to support the new business we have received; and an increase in our accounting and finance department staff expenses from $230,000 in the prior six-month period to $586,000 for the current prior six-month period. These increases were partially offset by a decline in the indemnification expenses we incurred in connection with the SEC and U.S. Attorney’s Office’s investigation of our former President and Chief Operating Officer from $249,000 for the six months ended September 30, 2004 to $225,000 for the six months ended September 30, 2005. We believe payment of these indemnification expenses is essentially complete.

     Sales and Marketing. Our sales and marketing expenses increased over the periods by $496,000 or 43.8% to $1,629,000 for the six months ended September 30, 2005 from $1,133,000 for the six months ended September 30, 2004. This increase is principally attributable to an increase of approximately $348,000 in costs incurred to support customer sales initiatives, such as salaries and benefits, advertising and travel, for the new business we received. We also incurred $130,000 in increased catalog expenses.

     Research and Development. Our research and development expenses increased over this period by $201,000, or 51.8%, to $589,000 for the six months ended September 30, 2005 from $388,000 for the six months ended September 30, 2004. This increase was attributable to the increased costs of supporting the new business we obtained.

     Interest Expense. For the six months ended September 30, 2005, interest expense, net of interest income, was $1,202,000. This represents an increase of $402,000 over net interest expense of $800,000 for the six months ended September 30, 2004. This increase was principally attributable to new borrowings on the line of credit during the current six month period and to an increase in short-term interest rates associated with the accounts receivables we discounted under our factoring arrangements. The increase in short-term interest rates was partially offset by a decline in the aggregate amount of receivables that were discounted during the most recent six month period. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables discounting arrangements and interest on our capital leases.

     Income Tax. For the six months ended September 30, 2005 and September 30, 2004, we recognized income tax expense of $224,000 and $1,425,000, respectively. For income tax purposes, we have available $1,150,000 of federal carry forwards which expire in varying amounts through 2023.

Results of Operations for the three months ended September 30, 2005 and 2004

     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended September 30,
	2005	2004
		(Restated)
Gross margin	28.7%	27.9%
EBITDA(1)	$3,939,000	$4,289,000
Cash flow from operations	$(4,905,000)	$3,904,000
Finished goods turnover (annualized)(2)	2.19	2.94
Finished goods turnover, excluding POS inventory (annualized)(3)	4.03	5.07
Annualized return on equity(4)	14.6%	21.1%

(1)	EBITDA is computed as earnings before gross interest expense, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the three months ended September 30, 2005 and September 30, 2004 is calculated by multiplying cost of sales for such three month period by 4 and dividing the result by the average between beginning inventory and ending inventory for each such fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion of pay-on-scan inventory in the denominator. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is computed as net income for the three months ended September 30, 2005 and September 30, 2004 by 4 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably.

     Non-GAAP Measures — A reconciliation of EBITDA to net income is provided below:

	Three Months Ended September 30,
	2005	2004
		(Restated)
EBITDA	$3,939,000	$4,289,000
Depreciation and amortization	(490,000)	(428,000)
Interest expense – gross	(658,000)	(463,000)
Income tax expense	(1,110,000)	(1,257,000)

Net income	$1,681,000	$2,141,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	September 30,
	2005	2004
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	71.3%	72.1%

Gross margin	28.7%	27.9%
General and administrative expenses	13.6%	9.7%
Sales and marketing expenses	2.6%	2.0%
Research and development expenses	0.9%	0.8%

Operating income	11.6%	15.4%
Interest expense — net of interest income	2.2%	1.8%
Income tax expense	3.7%	5.0%

Net income	5.7%	8.6%

     Net Sales. Our net sales for the three months ended September 30, 2005 were $29,721,000, an increase of $4,724,000 or 18.9% compared to net sales for the three months ended September 30, 2004 of $24,997,000. Sales increased by $5,739,000 due primarily to higher sales to our existing customers which were partially offset by an increase in marketing allowances (which reduce net sales) from $2,752,000 for the three months ended September 30, 2004 to $3,767,000 for the three months ended September 30, 2005. (For a summary of our obligation to issue future marketing allowances, see Note I to the Consolidated Financial Statements included in this Form 10-Q.)

     Cost of Goods Sold. Cost of goods sold as a percentage of net sales slightly decreased for the three months ended September 30, 2005 to 71.3% when compared to 72.1% for the three months ended September 30, 2004. Cost of goods sold was positively impacted by the decrease in direct labor costs. The gross margin percentage was incrementally reduced by the increase in marketing allowances which reduced reported sales, but not the cost associated with those sales.

     General and Administrative. Our general and administrative expenses increased from $2,416,000 for the three months ended September 30, 2004 to $4,047,000 for the three months ended September 30, 2005. This 67.5% increase is principally due to an increase in outside professional and consulting fees associated with the SEC’s review of our SEC filings and the related restatement of our financial statements from $147,000 for the three months ended September 30, 2004 to $572,000 for the three months ended September 30, 2005; additional expenses of $485,000 and $73,000 related to our new production facility in Mexico and our new distribution facility in Nashville, Tennessee, respectively; consulting fees of $265,000 to comply with the Sarbanes-Oxley Act of 2002: an increase in our Human Resource Department expenses from $134,000 for the three months ended September 30, 2004 to $264,000 for the three months ended September 30, 2005 related to the hiring and recruitment of additional staff to support the new business we have received; and an increase in our accounting and finance department staff expenses from $229,000 in the earlier period to $299,000 for the current period. Additionally, the indemnification expenses we incurred in connection with the SEC and U.S. Attorney’s Office’s investigation of our former President and Chief Operating Officer increased from $26,000 for the three months ended September 30, 2004 to $56,000 for the three months ended September 30, 2005. We believe payment of these indemnification expenses is essentially complete.

     Sales and Marketing. Our sales and marketing expenses increased over the periods by $253,000 or 49.5% to $764,000 for the three months ended September 30, 2005 from $511,000 for the three months ended September 30, 2004. This increase is principally attributable to an increase of approximately $241,000 in costs incurred to support customer sales initiatives, such as salaries and benefits, and consulting fees, for the new business we received.

     Research and Development. Our research and development expenses increased over this period by $66,000, or 31.6%, to $275,000 for the three months ended September 30, 2005 from $209,000 for the three months ended September 30, 2004. This increase was attributable to the increased costs of supporting the new business we obtained.

     Interest Expense. For the three months ended September 30, 2005, interest expense, net of interest income, was $654,000. This represents an increase of $205,000 over net interest expense of $449,000 for the three months ended September 30, 2004. This increase was principally attributable to new borrowings on the line of credit during the current fiscal quarter and an increase in short-term interest rates associated with the accounts receivables we discounted under our factoring arrangements. The increase in short-term interest rates was partially offset by a decline in the aggregate amount of customer receivables that were discounted during the most recent fiscal quarter. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables discounting arrangements and interest on our capital leases.

     Income Tax. For the three months ended September 30, 2005 and 2004, we recognized income tax expense of $1,110,000 and $1,257,000, respectively. For income tax purposes, we have available $1,150,000 of federal carry forwards which expire in varying amounts through 2023.

Liquidity and Capital Resources

     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, and the use of our bank credit facility. Our working capital needs have increased significantly in light of the ramped up production demands associated with our new or expanded customer arrangements and the adverse impact that the marketing allowances that we have typically granted our customers in connection with these new or expanded relationships have on the near-term revenues and associated cash flow from these arrangements. Since the sales program to one of the world’s largest automobile manufacturers under an agreement we signed with this customer during the fourth quarter of fiscal 2005 was not fully launched in the expected timeframe, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. Because our net operating loss carry forwards for tax purposes have been substantially utilized, we anticipate that our future cash flow will be negatively impacted by future tax payments. In addition, while our cash position did benefit from the way in which the purchase of the transition inventory associated with our POS arrangement was structured, as anticipated, satisfaction of the credit due customer through the issuance of credits against that customer’s receivables is now having a negative impact on our cash flow. Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations, the availability under our bank credit facility and our recently established capital lease financing will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year.

Working Capital and Net Cash Flow

     At September 30, 2005, we had working capital of $40,643,000, a ratio of current assets to current liabilities of 1.90:1, and cash and cash equivalents of $1,257,000, which compares to working capital of $42,820,000, a ratio of current assets to current liabilities of 2.25:1 and cash and cash equivalents of $6,211,000 at March 31, 2005. In addition, at March 31, 2005, we had not borrowed any amounts against our line of credit. At September 30, 2005, we had borrowed $6,831,000 against the line of credit.

     Because of the factors discussed under the caption “Liquidity and Capital Resources”, our cash position has been strained. Net cash used in operating activities was $8,883,000 for the six months ended September 30, 2005, as compared to net cash provided by operating activities of $9,968,000 for the six months ended September 30, 2004. The structure of our purchase of transition inventory associated with our POS arrangement and the marketing allowances we provided to our customers have had a negative impact on our cash flow. During the six months ended September 30, 2005, the POS arrangement reduced our cash flow from operations by $4,797,000. During the six months ended September 30, 2004, this arrangement increased our cash flow from operations by $12,912,000. The credit due our customer under the POS arrangement has declined from $12,543,000 at March 31, 2005 to $7,746,000 at September 30, 2005. (For an explanation of this transaction, see Note G to the Consolidated Financial Statements included in this report.) The net cash from operating activities was also impacted by our net income during the current fiscal quarter of $340,000, compared to the net income of $2,406,000 during the September 2004 six month period.

     Inventory and accounts payable were significantly impacted by our expanded customer arrangements. Inventory and inventory unreturned increased by a combined total of $13,745,000 principally due to our POS arrangement and new business we have been awarded. As a result of increased production related to this new business, our accounts payable and accrued liabilities increased by approximately $8,392,000 from March 31, 2005 to September 30, 2005. Even though inventory increased by over $10,986,000, our excess and obsolete inventory reserve remained essentially unchanged because the increase in inventory was largely related to our production of a new line of remanufactured starters and alternators for which we believe there is a high demand.

     Net accounts receivable increased by $291,000 as of September 30, 2005 compared to March 31, 2005, primarily due to increased sales volume and a reduction in the volume of receivables that we discounted.

     We used net cash in investing activities in the six months ended September 30, 2005. These investing activities were primarily related to capital expenditures of $2,532,000 during this period. We expect to use cash in investing activities for the balance of fiscal 2006.

     During each of the six months ended September 30, 2005 and 2004, the cash we used in financing activities primarily related to our capital lease obligations.

Capital Resources

Line of Credit

     In May 2004, we entered into a loan agreement which provides for borrowings of up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin of 2.00%, at our option. The bank holds a security interest in substantially all of our assets. As of September 30, 2005, we had reserved $4,301,000 of our line for standby letters of credit for worker’s compensation insurance, and had an outstanding balance under this line of credit of $6,831,000. This loan agreement expires on October 2, 2006. As of November 9, 2005, we had borrowed $3,702,000 against our line of credit and reserved $4,301,000 of the line for standby letters of credit for worker’s compensation insurance, resulting in $6,997,000 remaining available at November 9, 2005. We reduced our line of credit on November 3, 2005 with the proceeds of the capital lease financing discussed below.

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

     As discussed in Note Q — Subsequent Events, the financial covenants in the loan agreement have been modified in a way that, we believe, more appropriately reflects the manner in which our business and customer relationships are managed. Prior to this amendment, we were regularly in default under our loan agreement for failing to meet a number of financial covenants in the agreement and for failing to provide the bank with required information, including our public reports filed with the SEC. While no assurance in this regard can be given, we believe the modifications to these financial covenants meaningfully reduce the likelihood of a financial covenant default. In addition, we are now current with our SEC filings, and we believe we have resolved the issues raised during the course of the SEC’s review of our previously-filed public reports (although the SEC has not provided us with any confirmation in this regard). As a result, we believe we should be able to provide the bank the information it is entitled to within the time frame provided for in the loan agreement.

Capital Lease Financing

     On October 26, 2005, we entered into a capital lease agreement with our bank for equipment financing for $4,110,000, payable in monthly installments of $80,937 over the sixty month term of the lease agreement, with a one dollar purchase option at the end of the lease term. This financing arrangement has an effective interest rate of 7%.

Receivable Discount Program

     Our liquidity has been positively impacted by receivable discount programs we have with two of our customers and their respective banks. Under this program, we have the option to sell the customers’ receivables to their banks at an agreed upon discount set at the time the receivables are sold. The discount averaged 3.0% during the six months ended September 30, 2005 and has allowed us to accelerate collection of receivables aggregating $35,627,000 by an average of 193 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the six months ended September 30, 2005 was 5.5%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $1,022,000 during the six months ended September 30, 2005. These interest costs will increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.

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

     As part of our POS arrangement with our largest customer, we agreed to purchase the customer’s inventory of alternators and starters that was transitioned to a POS basis. The customer is paying us the proceeds from its POS sale of this transition inventory, and we are paying for this inventory through the issuance of monthly credits to this customer, which will continue through April 2006. Because we collected cash for the transition inventory before we issued the monthly credits to purchase this inventory during the initial phase of this arrangement, this transaction helped finance our inventory build-up to meet production requirements. As anticipated, satisfaction of the credit due customer through the issuance of credits against that customer’s receivables is now having a negative impact on our cash flow. While we did not record the $24,130,000 of transition inventory that we purchased or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net liability to this customer of $7,746,000 at September 30, 2005. (For an explanation of this accounting treatment, see Note G to the Consolidated Financial Statements included in this report.)

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

     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, significant marketing allowances, price concessions and other terms that adversely affect our liquidity and reported operating results.

Capital Expenditures and Commitments

     Our capital expenditures were $2,532,000 for the six months ended September 30, 2005. Approximately $1,878,000 of these expenditures relate to our Mexico production facility, with the remainder for recurring capital expenditures. The amount and timing of capital expenditures during fiscal 2006 may vary depending on the final build-out schedule for the Mexico production facility.

Contractual Obligations

     The following summarizes our contractual obligations and other commitments as of September 30, 2005, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$2,637,000	$697,000	$1,284,000	$656,000	—
Operating Lease Obligations	$9,245,000	$2,245,000	$2,405,000	$1,691,000	$2,904,000
Purchase Obligations	$20,644,000	$13,309,000	$4,401,000	$2,934,000	—
Other Long-Term Obligations	$13,390,000	$5,514,000	$3,709,000	$2,578,000	$1,589,000

Total	$45,916,000	$21,765,000	$11,799,000	$7,859,000	$4,493,000

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

Customer Concentration

     We are substantially dependent upon sales to our major customers. During the six months ended September 30, 2005 and 2004, sales to our three largest customers constituted approximately 93% and 94% of our total sales, respectively. We expect our customer concentration to continue to decline as we add important new customers to our business base. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.

Offshore Manufacturing

     To take further advantage of the production savings associated with manufacturing outside the United States, on October 28, 2004, our wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico for a remanufacturing facility. We guarantee the payment obligations of our subsidiary under the terms of the lease. The lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from May 2005, the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, we took possession of these premises, and in June 2005, we began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico will lease an additional 41,000 square feet adjoining its existing space. During the six months ended September 30, 2005 and 2004, units produced outside the United States constituted 20.5% and 12.0%, respectively, of our total production. During the ramp-up of production in our Mexican facility, we have incurred significant remanufacturing costs that are being expensed currently rather than fully absorbed by the goods produced. This has negatively impacted the per unit cost of manufacturing in Mexico. Because our foreign operations are expected to experience lower production costs for the same remanufacturing process as production increases, however, we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States.

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

     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, which has been fixed in relation to the U.S. dollar, the Singapore dollar, and, in fiscal 2006 we began to transact business in the Mexican peso. During the past three years, we have experienced a $6,000 gain, $8,000 gain, and a $5,000 gain, in fiscal years 2005, 2004 and 2003, respectively, relative to our transactions involving the Malaysian Ringit and the Singapore dollar. Our total foreign assets were $3,341,000 as of September 30, 2005. Based upon our current overseas operations, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements. We anticipate, however, that our exposure to currency risks will increase significantly as we expand our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results.

     To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. For the three months ended September 30, 2005, we recognized a loss of $11,000 associated with these forward exchange contracts.

Item 4. Controls and Procedures

     In connection with the Quarterly Report on Form 10-Q for the three months ended June 30, 2005, we completed an evaluation under the supervision and with the participation of our chief executive officer and our then chief financial officer of the effectiveness of our disclosure controls and procedures, as of the end of the period covered by that report, pursuant to the Securities and Exchange Act of 1934, as amended. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of the end of the period covered by that report, there were material weaknesses in our disclosure controls and procedures as further discussed below.

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

     In an on-going effort to remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls, and strengthened our internal audit function. In July 2005, we engaged a consulting firm to further assist in the implementation and compliance requirements of the Sarbanes-Oxley Act of 2002. In addition, we have recently hired a new Chief Financial Officer who will remain current with the relevant accounting literature and official pronouncements and assure that our disclosure controls and procedures remain effective and up-to-date. We believe that these changes will provide reasonable assurance that the objectives of these control systems will be met.

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

     (b) Reports on Form 8-K:

Current report on Form 8-K filed on July 14, 2005 which reported Charles Yeagley, the registrant’s chief financial officer, tendered his resignation for health reasons, effective on August 31, 2005.

Current report on Form 8-K filed on September 2, 2005 which reported that the registrant, in consultation with its independent public accountants, concluded that its previously-issued unaudited interim income statements for the fiscal quarters ended September 30, 2003, March 31, 2004, June 30, 2004 and September 30, 2004 contained errors and should no longer be relied upon. This current report also included restated interim results that reflected the correction of these errors.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: November 14, 2005	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer