Form 10-Q
period 2005-12-31
MOTORCAR PARTS  AMERICA INC
filed 2006-02-14
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO
Commission File No. 0-23538
MOTORCAR PARTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

New York	11-2153962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503
(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code: (310) 212-7910
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 8,315,455 shares of Common Stock outstanding at February 10, 2006.

MOTORCAR PARTS OF AMERICA, INC.

Page
PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Consolidated Balance Sheets as of December 31, 2005 (unaudited) and March 31, 2005	3
Consolidated Statements of Operations (unaudited) for the nine months ended December 31, 2005 and 2004 (restated) and the three months ended December 31, 2005 and 2004	4
Consolidated Statements of Cash Flows (unaudited) for the nine months ended December 31, 2005 and 2004 (restated)	5
Condensed Notes to Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	26
Item 4. Controls and Procedures	26
PART II — OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 6. Exhibits and Reports on Form 8-K	28
SIGNATURES	29
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	December 31,	March 31,
	2005	2005
ASSETS
Current assets:
Cash and cash equivalents	$619,000	$6,211,000
Short term investments	679,000	503,000
Accounts receivable — net	9,857,000	11,513,000
Inventory — net	56,654,000	48,587,000
Deferred income tax asset	5,590,000	6,378,000
Inventory unreturned	5,419,000	2,409,000
Income tax receivable	60,000	—
Prepaid expenses and other current assets	1,788,000	1,365,000

Total current assets	80,666,000	76,966,000

Plant and equipment — net	11,739,000	5,483,000
Other assets	1,208,000	899,000

TOTAL ASSETS	$93,613,000	$83,348,000

LIABILITIES
Current liabilities:
Accounts payable	$20,251,000	$14,502,000
Accrued liabilities	1,206,000	1,378,000
Accrued salaries and wages	2,458,000	2,235,000
Accrued workers’ compensation claims	3,033,000	2,217,000
Line of credit	1,500,000	—
Income tax payable	—	183,000
Deferred compensation	566,000	450,000
Deferred income	133,000	133,000
Other current liabilities	200,000	89,000
Credit due customer	4,919,000	12,543,000
Current portion of capital lease obligations	1,442,000	416,000

Total current liabilities	35,708,000	34,146,000
Deferred income, less current portion	421,000	521,000
Deferred income tax liability	477,000	519,000
Deferred gain on sale-leaseback	2,506,000	—
Other liabilities	48,000	—
Capitalized lease obligations, less current portion	5,085,000	938,000

TOTAL LIABILITIES	44,245,000	36,124,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; no par value, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,311,955 and 8,183,955 shares issued and outstanding at December 31, 2005 and March 31, 2005	83,000	82,000
Additional paid-in capital	54,227,000	53,627,000
Accumulated other comprehensive loss	(31,000)	(55,000)
Accumulated deficit	(4,911,000)	(6,430,000)

TOTAL SHAREHOLDERS’ EQUITY	49,368,000	47,224,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$93,613,000	$83,348,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(restated)
Net sales	$81,004,000	$70,388,000	$30,348,000	$24,159,000
Cost of goods sold	62,116,000	51,029,000	23,481,000	15,985,000

Gross margin	18,888,000	19,359,000	6,867,000	8,174,000

Operating expenses:
General and administrative	10,894,000	8,208,000	2,857,000	3,175,000
Sales and marketing	2,466,000	1,940,000	836,000	806,000
Research and development	808,000	561,000	219,000	174,000

Total operating expenses	14,168,000	10,709,000	3,912,000	4,155,000

Operating income	4,720,000	8,650,000	2,955,000	4,019,000
Interest expense — net of interest income	2,160,000	1,326,000	958,000	526,000

Income before income tax expense	2,560,000	7,324,000	1,997,000	3,493,000
Income tax expense	1,041,000	2,724,000	818,000	1,299,000

Net income	$1,519,000	$4,600,000	$1,179,000	$2,194,000

Basic net income per share	$0.19	$0.56	$0.14	$0.27

Diluted net income per share	$0.18	$0.54	$0.14	$0.26

Weighted average number of shares outstanding:
— basic	8,209,728	8,142,297	8,249,308	8,174,748

— diluted	8,620,945	8,590,828	8,642,118	8,600,434

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2005	2004
		(restated)
Cash flows from operating activities:
Net income	$1,519,000	$4,600,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,552,000	1,464,000
Amortization of deferred gain on sale-leaseback	(87,000)	—
Deferred income taxes	746,000	2,489,000
Tax benefit from employee stock options exercised	321,000	235,000
Changes in current assets and liabilities:
Accounts receivable	1,656,000	4,888,000
Inventory	(8,067,000)	(18,461,000)
Income tax receivable	(243,000)	(55,000)
Inventory unreturned	(3,010,000)	(1,720,000)
Prepaid expenses and other current assets	(423,000)	212,000
Other assets	(309,000)	(49,000)
Accounts payable and accrued liabilities	6,616,000	3,584,000
Deferred compensation	116,000	180,000
Deferred income	(100,000)	—
Credit due customer	(7,624,000)	13,603,000
Other liabilities	159,000	(82,000)

Net cash (used in) provided by operating activities	(7,178,000)	10,888,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,275,000)	(1,666,000)
Proceeds from sale-leaseback transaction	4,110,000	—
Change in short term investments	(176,000)	(160,000)

Net cash (used in) provided by investing activities	659,000	(1,826,000)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	1,500,000	(3,000,000)
Net payments on capital lease obligations	(639,000)	(209,000)
Exercise of stock options	280,000	248,000

Net cash (used in) provided by financing activities	1,141,000	(2,961,000)

Effect of exchange rate changes on cash	(214,000)	3,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,592,000)	6,104,000
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,211,000	7,630,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$619,000	$13,734,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,112,000	$1,399,000
Income taxes	$5,000	$54,000
Non-cash investing and financing activities:
Property acquired under capital lease	$5,812,000	$109,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2005 and 2004
(Unaudited)
     The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd. and Motorcar Parts de Mexico, S.A. de C.V. All significant intercompany accounts and transactions have been eliminated.
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. March 31, 2005 balances were derived from the Company’s audited consolidated financial statements as of March 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on September 6, 2005.
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
     The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore, Malaysia and Mexico. In addition, the Company opened a warehouse distribution facility in Nashville, Tennessee in August 2005 and a fee warehouse distribution center in New Jersey in November 2005.
     The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of Enterprise and Related Information.”
NOTE B – Restatement of Financial Statements for the Nine Months Ended December 31, 2004
     The financial statements for the nine months ended December 31, 2004 have been restated to correct an error in the calculation of core costs for purposes of determining the value of unreturned cores. The Company’s prior method of valuing unreturned cores was based upon the cost of the cores in its total inventory. The Company has concluded that the valuation should instead be based upon the cost for the cores being invoiced and returned during the preceding twelve months.
     In addition, the interim income statements for the nine months ended December 31, 2004 were impacted by an error in the calculation of marketing allowances provided to a particular customer. The Company had in previous periods overstated the reserve for the marketing allowances associated with this customer. The effect of the overstatement was immaterial to those prior periods. The Company adjusted the reserve balance during the fiscal quarter ended September 30, 2004. However, it has now been determined that the adjustment was in error and material to the September 30, 2004 quarter.
     The above revisions, in part, impacted the consolidated statement of operations for the nine months ended December 31, 2004 and the consolidated statement of cash flows for the nine months ended December 31, 2004. The impact on these statements which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Consolidated Statement of Operations

	Nine Months Ended December 31, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Net sales, as originally reported	$70,674,000
Marketing allowances		$(286,000)
Net sales, as restated			$70,388,000
Cost of goods sold, as originally reported	51,321,000
Unreturned core inventory		(292,000)
Cost of goods sold, as restated			51,029,000

Gross margin	19,353,000	6,000	19,359,000
Operating expenses:
General and administrative	8,208,000	—	8,208,000
Sales and marketing	1,940,000	—	1,940,000
Research and development	561,000	—	561,000

Total operating expenses	10,709,000	—	10,709,000

Operating income	8,644,000	6,000	8,650,000
Interest expense — net of interest income	1,326,000	—	1,326,000

Income before income tax expense	7,318,000	6,000	7,324,000
Income tax expense, as originally reported	2,721,000
Income tax adjustment		3,000
Income tax expense, as restated			2,724,000

Net income	$4,597,000	$3,000	$4,600,000

Basic income per share	$0.56	$0.00	$0.56

Diluted income per share	$0.54	$0.00	$0.54

Weighted average shares outstanding:
— basic	8,142,297		8,142,297

— diluted	8,590,828		8,590,828

Consolidated Statement of Cash Flows

	Nine Months Ended December 31, 2004
		(Unaudited)
	Originally
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income	$4,597,000	$3,000	$4,600,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,464,000	—	1,464,000
Deferred income taxes	2,486,000	3,000	2,489,000
Tax benefit from employee stock options exercised	235,000	—	235,000
Changes in current assets and liabilities:
Accounts receivable	4,602,000	286,000	4,888,000
Inventory	(18,461,000)	—	(18,461,000)
Income tax receivable	(55,000)	—	(55,000)
Inventory unreturned	(1,428,000)	(292,000)	(1,720,000)
Prepaid expenses and other current assets	212,000	—	212,000
Other assets	(49,000)	—	(49,000)
Accounts payable and accrued liabilities	3,584,000	—	3,584,000
Deferred compensation	180,000	—	180,000
Credit due customer	13,603,000	—	13,603,000
Other liabilities	(82,000)	—	(82,000)

Net cash provided by operating activities	$10,888,000	$—	$10,888,000

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
     The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in the return to the Company of more than 90% of all used cores. Accordingly, management excludes the value of cores from revenue in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Core values charged to customers and not included in revenues totaled $51,247,000 and $62,819,000 for the nine months ended December 31, 2005 and 2004, respectively, and $18,464,000 and $21,943,556 for the three months ended December 31, 2005 and 2004, respectively.
     When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. Upon receipt of a core, the Company grants the customer a credit based on the core value billed, and restores the returned core to inventory. The Company generally limits core returns to the number of similar cores previously shipped to each customer. The Company recognizes revenue for cores based upon an estimate of the annual rate in which customers will pay cash for cores in lieu of returning cores for credits. In fiscal year 2005, the Company began to recognize core charge revenue each fiscal quarter based on this estimate. The revenue from core charges had previously been recorded at the end of the fiscal year. The amount of revenue recognized for core charges for the nine months ended December 31, 2005 and 2004 was $5,626,000 and $3,797,000, respectively, and for the three months ended December 31, 2005 and 2004 was $3,310,000 and $1,570,000, respectively.
     During fiscal 2004, the Company began to offer products on a pay-on-scan (“POS”) arrangement to one of its customers. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. POS inventory represents inventory held on consignment at customer locations. This customer bears the risk of loss of any consigned product from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in a cycle or physical inventory count.
     The Company maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	December 31,	March 31,
	2005	2005
Estimated sales returns	$895,000	$694,000
Estimated core inventory returns	$5,366,000	$2,288,000

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

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(Restated)
Net income	$1,519,000	$4,600,000	$1,179,000	$2,194,000

Stock-based compensation charges reported in net income	—	—	—	—
Pro forma stock-based compensation, net of tax	(232,000)	(909,000)	(232,000)	(33,000)

Pro forma net income	$1,287,000	$3,691,000	$947,000	$2,161,000

Basic income per share	$0.19	$0.56	$0.14	$0.27

Basic income per share — pro forma	$0.16	$0.45	$0.11	$0.26

Diluted income per share	$0.18	$0.54	$0.14	$0.26

Diluted income per share — pro forma	$0.15	$0.43	$0.11	$0.25

The fair value of stock options used to compute the pro forma net income and pro forma net income per share disclosures is estimated using the Black-Scholes option-pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of the fair value. The table below summarizes the Black-Scholes option-pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Risk-free interest rate	4.10%	3.22%	4.10%	3.40%
Expected holding period (in years)	5	5	5	5
Expected volatility	26.63%	45.00%	26.63%	45.00%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%

Weighted average fair value of options granted	$3.17	$3.91	$3.17	$3.24

Prior to the current fiscal year, stock options were, for the most part, immediately vested upon the grant date. During the current fiscal year, new vesting schedules were put into place. Grants to new employees vest over three years with one third of the options granted vesting upon each of the three subsequent anniversary dates from the original grant. Grants to existing employees and directors vest over a two year period with one third of the options granted vesting upon the date of the grant and an additional one third upon each of the two subsequent anniversary dates from the original grant. The pro forma stock based compensation is disclosed as earned when vested, and is based on the option vesting schedules applicable to each grant.

NOTE E — Inventory
     Inventory is comprised of the following:

	December 31,	March 31,
	2005	2005
Raw materials and cores	$20,764,000	$19,864,000
Work-in-process	440,000	681,000
Finished goods	21,205,000	13,398,000

	42,409,000	33,943,000
Less allowance for excess and obsolete inventory	(2,121,000)	(2,392,000)

	40,288,000	31,551,000
Pay-on-scan inventory	16,366,000	17,036,000

Total	$56,654,000	$48,587,000

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

	December 31,	March 31,
	2005	2005
Cores	$3,827,000	$1,352,000
Finished goods	1,592,000	1,057,000

Total	$5,419,000	$2,409,000

NOTE G — Multi-Year Exclusive Arrangement and Inventory Transaction with Largest Customer
     In May 2004, the Company entered into an agreement with its largest customer to become the customer’s primary supplier of import alternators and starters for its eight distribution centers. As part of this four-year agreement, the Company entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise the Company has shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement, the Company purchased $24,130,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. The Company is paying for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that the Company continue to meet its historical performance and competitive standards.
     The Company did not record the inventory acquired from the customer as part of this transaction (the “transition inventory”) as an asset because it does not meet the description of an asset provided in FASB Concepts Statement No. 6, “Elements of Financial Statements” (“CON 6”). Therefore, the Company does not recognize revenues from the customer’s POS sales of the transition inventory.
     The Company has agreed to issue credits in an amount equal to the transition inventory. Based on the description of a liability in CON 6, the Company recognizes the amount of its obligation to the customer as the customer sells the transition inventory and recognizes a payable to the Company. Since the inception of this arrangement, the customer has sold $21,739,000 of the transition inventory and the Company has issued credits of $16,820,000, resulting in a net obligation to the customer of $4,919,000, as reflected on the Company’s December 31, 2005 balance sheet.

     As the issuance of credits to the customer generally lagged sales of the transition inventory during the initial phase of this arrangement, the Company received cash in the early months which is now being offset by lower cash collections resulting from credits issued to the customer. As of December 31, 2005, the Company had agreed to issue future credits to the customer in the following amounts:

Q4 2006	$3,270,000
Q1 2007	$4,040,000

Total	$7,310,000

     In connection with this POS arrangement, the Company recognized a liability of approximately $460,000 to reflect that the price the Company is paying for the cores included within the non-MPA portion of the transition inventory is greater than the market value of these cores.
     The Company also agreed to cooperate with the customer to use reasonable commercial efforts to convert all products sold by MPA to the customer to the POS arrangement by April 2006. In the event the conversion is not accomplished by April 2006, the Company agreed to amend the agreement to acquire an additional $24,000,000 of inventory and to provide the customer with an additional $24,000,000 of credit memos to be issued and applied in equal monthly installments to current receivables over a 24-month period ending April 2008. The Company is in initial discussions with the customer concerning its POS arrangement and it is uncertain if or how this arrangement might be modified.
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
     In addition to the inventory transaction described in Note G, the Company has agreed to acquire other core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the core inventory estimated to be in customer hands and subject to repurchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated core inventory value as a marketing allowance. As of December 31, 2005, the long-term asset account was approximately $683,000. The Company will regularly review the long-term asset account for impairment and make any necessary adjustment to the carrying value of this asset. As of December 31, 2005, approximately $8,577,000 of credits remain to be issued under this arrangement.
NOTE I — Marketing Allowances
     The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances are recorded as a reduction to revenues as issued in accordance with the schedule set forth in the customer agreement. Sales incentive amounts are recorded based on the value of the incentive provided. For the nine months ended December 31, 2005 and 2004, the Company recorded a reduction in revenues of $4,731,000 and $1,746,000, respectively, attributable to marketing allowances granted in connection with long-term contracts and a reduction of $10,129,000 and $7,188,000, respectively, attributable to marketing allowances related to a single exchange of product.

For the three months ended December 31, 2005 and 2004, the Company recorded a reduction in revenues of $1,121,000 and $582,000, respectively, attributable to marketing allowances granted in connection with long-term contracts and a reduction of $4,273,000 and $2,475,000, respectively, attributable to marketing allowances related to a single exchange of product.
     The following table presents the marketing allowances, not associated with a single exchange of product or the purchase of core inventory, which will be recognized as a charge against revenues in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2006 — Remaining three months	$521,000
2007	4,484,000
2008	2,022,000
2009	1,289,000
2010	1,289,000
Thereafter	2,234,000

Total	$11,839,000

NOTE J — Major Customers
     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Sales
Customer A	71%	74%	69%	72%
Customer B*	13%	12%	13%	12%
Customer C*	10%	8%	10%	8%

	December 31,	March 31,
	2005	2005
Accounts Receivable
Customer A	53%	68%
Customer B*	12%	10%
Customer C*	13%	18%

*	Between December 31, 2004 and December 31, 2005, the identity of our second and third largest customers changed.
NOTE K — Line of Credit; Factoring Agreements
     On May 28, 2004 the Company secured a $15,000,000 credit facility with a new bank. This revolving credit line, which replaced the Company’s previous asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. The bank holds a security interest in substantially all of the Company’s assets. As of December 31, 2005, the Company had an outstanding balance under this line of credit of $1,500,000 and had reserved $4,364,000 of the line for standby letters of credit for worker’s compensation insurance. The loan agreement matures on October 2, 2006. The purpose of the line of credit is to provide a source of cash for the day-to-day management of the operations of the Company. In October 2005, the Company obtained longer term financing via a sale-leaseback arrangement. (See Note L – Capital Lease Financing Agreement.) The proceeds of the sale-leaseback were used to reduce the outstanding balance in and establish greater availability of the line of credit for the day-to day operational cash requirements of the Company.
     Effective September 30, 2005, the financial covenants in the credit facility agreement were amended. The amended agreement includes various financial covenants, including covenants requiring the Company (i) to maintain tangible net worth of not less than $39,000,000, increased by 75% of net profit after taxes each quarter, EBITDA of not less than $3,000,000 for each quarter and $13,000,000 for the four most recent fiscal quarters, a fixed charge ratio of not less than 1.50 to 1.00 as of the last day of each quarter, and a current ratio of not less than 1.60 to 1.00 as of the close of each quarter and (ii) to limit capital expenditures to $6,000,000 and operating lease obligations to $3,000,000 during any fiscal year. At December 31, 2005, the Company was in compliance with all the revised covenants.
     Under two separate agreements, executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold.

This discount arrangement has allowed the Company to accelerate collection of the customers’ receivables aggregating $60,002,000 and $68,128,000 for the nine months ended December 31, 2005 and 2004, respectively, by an average of 190 days and 183 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the nine months ended December 31, 2005 and 2004 was 5.74% and 3.91%, respectively. The amount of the discount on these receivables, $1,736,000 and $1,198,000 for the nine months ended December 31, 2005 and 2004, respectively, was recorded as interest expense.
NOTE L — Capital Lease Financing Agreement
     On October 26, 2005, the Company entered into a capital sale-leaseback agreement with a bank. The agreement provided the Company with $4,110,000 in equipment financing repayable in monthly installments of $81,000 over the sixty month term of the lease agreement, with a one dollar purchase option at the end of the lease term. The financing arrangement has an effective interest rate of 6.75%. The proceeds from the agreement were used to reduce the outstanding balance in the Company’s line of credit with the bank, which had been used previously in the nine month period ended December 31, 2005 to fund the purchase of fixed assets.
     Assets financed under the agreement had a net book value of $1,517,000. The difference between the financing provided, which was based on the fair market value of the equipment, and the net book value of the equipment financed was accounted for as a deferred gain on the sale-leaseback agreement. The deferred gain is being amortized at a monthly rate of $43,000 over the estimated five year life of the capital lease asset and is accounted for as an offset to general and administrative expenses. At December 31, 2005, the deferred gain remaining to be amortized was $2,506,000.
NOTE M — Net Income Per Share
     The following represents a reconciliation of basic and diluted net income per share:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(Restated)
Net income	$1,519,000	$4,600,000	$1,179,000	$2,194,000

Basic Shares	8,209,728	8,142,297	8,249,308	8,174,748
Effect of dilutive stock options	411,217	448,531	392,810	425,686

Diluted shares	8,620,945	8,590,828	8,642,118	8,600,434

Basic	$0.19	$0.56	$0.14	$0.27
Diluted	$0.18	$0.54	$0.14	$0.26
     The effect of dilutive options excludes options to purchase 15,875 shares of common stock with exercise prices ranging from $11.81 to $19.13 per share for the nine months ended December 31, 2005, and options to purchase 368,525 shares of common stock with exercise prices ranging from $8.70 to $19.13 per share for the nine months ended December 31, 2004 – all of which were anti-dilutive. The effect of dilutive options excludes options to purchase 136,139 shares of common stock with exercise prices ranging from $10.01 to $19.13 per share for the three months ended December 31, 2005, and options to purchase 368,525 shares of common stock with exercise prices ranging from $8.70 to $19.13 per share for the three months ended December 31, 2004 – all of which were anti-dilutive.
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

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
		(Restated)
Net income	$1,519,000	$4,600,000	$1,179,000	$2,194,000
Foreign currency translation	24,000	7,000	17,000	12,000

Comprehensive income	$1,543,000	$4,607,000	$1,196,000	$2,206,000

NOTE O — Shareholders’ Equity
     During the nine months ended December 31, 2005, options to purchase 128,000 shares of stock at a weighted average price per share of $2.18 per share were exercised. The following table shows the increase in additional paid-in capital as a result of the exercise of those options:

Beginning balance April 1, 2005	$53,627,000
Exercise of options to purchase 128,000 shares	279,000
Tax benefit from employee stock options exercised	321,000

Ending balance December 31, 2005	$54,227,000

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
     The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the three months ended December 31, 2005, the Company offset general and administrative expenses by a $121,000 gain associated with these foreign exchange contracts.
NOTE Q — Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement # 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the FASB made the decision to clarify the meaning of the term “normal capacity”. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes this new pronouncement will not have a material impact on the Company’s financial statements in future periods.
     In December 2004, the FASB issued the revised Statement No. 123-R “Accounting for Stock Based Compensation” (FAS 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of an equity instrument. FAS 123-R will apply to all equity instruments awarded, modified or repurchased for fiscal years beginning after June 15, 2005. The Company expects the annual compensation expense impact on future results of operations will be approximately $250,000, net of tax impact, based on the vesting schedules of current stock based compensation grants. (See “Note D – Stock-based Compensation” for additional information.)

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
Disclosure Regarding Private Securities Litigation Reform Act of 1995
     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing strain on our cash position, our ability to achieve positive cash flows from operations, potential future changes in our accounting policies that may be made as a result of the SEC’s review of our previously filed public reports, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the potential for changes in consumer spending, consumer preferences and general economic conditions, impact of high gasoline prices, increased competition in the automotive parts industry, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the Securities and Exchange Commission.
Management Overview
     Sales in the retail and traditional markets in our product category have remained relatively steady. Both markets continue to experience consolidation. We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on ongoing changes and improvements to make our manufacturing processes more efficient. Our movement to lean manufacturing cells, increased production in Malaysia, establishment of a production facility in northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. During the nine months ended December 31, 2005, we opened our new manufacturing facility in Mexico (a facility that at December 31, 2005 had approximately 318 employees). We believe that production in Mexico will lower our production costs once we achieve an efficient level of production and absorb the training time, cell transfer and other start-up production costs. As we ramp up production in Mexico, however, these production inefficiencies and start-up costs have adversely impacted our profit margins. In addition, we anticipate increased production costs in the near term as duplicate domestic production overhead costs are slowly pared down.
     Our sales are concentrated among a very few customers, and these key customers regularly seek more favorable pricing, marketing allowances, delivery and payment terms as a condition to the continuation of our existing business or an expansion of a particular customer’s business. During the nine months ended December 31, 2005 we significantly increased our production and opened a new distribution facility in Nashville, Tennessee to accommodate the new business we have received from one of the world’s largest automobile manufacturers. To partially offset some of these customer demands, we have sought to position ourselves as a preferred supplier by working closely with our key customers to satisfy their particular needs and entering into longer-term preferred supplier agreements. While these longer-term agreements strengthen our customer relationships and improve our overall business base, they have required a substantial amount of working capital to meet ramped up production demands and have typically included marketing and other allowances that have and will limit the near-term revenues, profitability and associated cash flows from these new or expanded arrangements.
     To grow our revenue base, we have broadened our retail and traditional distribution networks by targeting sales to the traditional warehouse and professional installer markets. In November, 2005 we opened a new fee warehouse distribution location in New Jersey to service this traditional warehouse and professional installer market. We continue to expand our product offerings to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics.
     Our results for the nine and three months ended December 31, 2005 reflect the near term negative impacts of the investments we have made in these longer term strategies.

     We believe we have substantially resolved the SEC’s inquiries concerning our previously filed public reports (although the SEC has not provided us with any confirmation in this regard). While we have incurred significant costs in this regard, we believe the majority of the expenses related to the inquiries and financial restatements have ended and this reduction in expense has positively affected our operating profits for the three months ended December 31, 2005.
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
     Financial Risk Management and Derivatives
     We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. Our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For the three months ended December 31, 2005, we offset general and administrative expenses by a $121,000 gain.
     Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement # 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). The standard adopts the IASB view related to inventories that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the FASB made the decision to clarify the meaning of the term “normal capacity”. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. We believes this new pronouncement will not have a material impact on our financial statements in future periods.
     In December 2004, the FASB issued the revised Statement No. 123-R “Accounting for Stock Based Compensation” (FAS 123-R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of an equity instrument. FAS 123-R will apply to all equity instruments awarded, modified or repurchased for fiscal years beginning after June 15, 2005. We expects the annual compensation expense impact on future results of operations will be approximately $250,000, net of tax impact, based on the vesting schedules of current stock based compensation grants. (See “Note D – Stock-based Compensation” for additional information.)
Results of Operations for the nine months ended December 31, 2005 and 2004
     The following discussion and analysis should be read in conjunction with the financial statements and notes to the financial statements included in this report.

     The following table summarizes certain key operating data for the periods indicated:

	Nine Months Ended December 31,
	2005	2004
		(Restated)
Gross margin	23.3%	27.5%
EBITDA(1)	$6,204,000	$10,187,000
Cash flow from operations	$(7,178,000)	$10,888,000
Finished goods turnover (annualized)(2)	2.44	3.17
Finished goods turnover, excluding POS inventory (annualized)(3)	4.79	5.22
Annualized return on equity(4)	4.3%	15.2%

(1)	EBITDA is computed as earnings before gross interest expense, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the nine months ended December 31, 2005 and December 31, 2004 is calculated by multiplying cost of goods sold for each nine month period by 1.33 and dividing the result by the average between beginning inventory and ending inventory for each nine month period. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion of pay-on-scan inventory in the denominator. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is calculated by multiplying net income for the nine months ended December 31, 2005 and December 31, 2004 by 1.33 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably.
     Non-GAAP Measures — A reconciliation of EBITDA to net income is provided below:

	Nine Months Ended December 31,
	2005	2004
		(Restated)
EBITDA	$6,204,000	$10,187,000
Depreciation and amortization	(1,465,000)	(1,464,000)
Interest expense – gross	(2,179,000)	(1,399,000)
Income tax expense	(1,041,000)	(2,724,000)

Net income	$1,519,000	$4,600,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Nine Months Ended
	December 31,
	2005	2004
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	76.7%	72.5%

Gross margin	23.3%	27.5%
General and administrative expenses	13.4%	11.7%
Sales and marketing expenses	3.0%	2.7%
Research and development expenses	1.0%	0.8%

Operating income	5.9%	12.3%
Interest expense — net of interest income	2.7%	1.9%
Income tax expense	1.3%	3.9%

Net income	1.9%	6.5%

     Net Sales. Our net sales for the nine months ended December 31, 2005 were $81,004,000, an increase of $10,616,000 or 15.1% compared to net sales for the nine months ended December 31, 2004 of $70,388,000. Gross unit value revenue increased by $12,924,000 due primarily to higher sales volumes to our new and existing customers. This increase was offset by an increase in marketing allowances (which reduce unit value revenue) from $9,181,000 for the nine months ended December 31, 2004 to $14,752,000 for the nine months ended December 31, 2005. (For a summary of our obligation to issue future marketing allowances, see Notes H and I to the Consolidated Financial Statements included in this Form 10-Q.) A significant portion of the increase in marketing allowances was due to front-loaded marketing allowances of $4,063,000 we provided for new business from several of our customers. In addition, the amount of revenue recognized for core charges increased to $5,626,000 for the nine months ended December 31, 2005 from $3,797,000 for the nine months ended December 31, 2004.
     Cost of Goods Sold. Cost of goods sold increased for the nine months ended December 31, 2005 to $62,116,000 from $51,029,000 for the nine months ended December 31, 2004, and we experienced a drop in the gross margin from 27.5% for the nine months ended December 31, 2004 to 23.3% for the nine months ended December 31, 2005. The $4,063,000 of front-loaded marketing allowances we provided for new business from several of our customers resulted in 3.6% of the decrease in gross margins. These allowances reduced reported sales but did not impact the cost of goods associated with those sales, thus reducing both gross margin dollars and percentages. Cost of goods sold were also increased by the higher per unit manufacturing costs incurred during the nine months ended December 31, 2005 to meet the demands of the new business we received, including increased overtime and temporary labor costs, and the start-up manufacturing inefficiencies at our Mexican facility.
     General and Administrative. Our general and administrative expenses increased from $8,208,000 for the nine months ended December 31, 2004 to $10,894,000 for the nine months ended December 31, 2005. This $2,686,000 and 32.7% increase is principally due to increases in the outside professional and consulting fees associated with the SEC’s review of our SEC filings and the related restatement of our financial statements, from $826,000 for the nine months ended December 31, 2004 to $1,980,000 for the nine months ended December 31, 2005. In addition, there were expenses of $1,205,000 and $210,000 related to our new production facility in Mexico and our new distribution facility in Nashville, Tennessee, respectively; and consulting fees of $299,000 incurred to comply with the Sarbanes-Oxley Act of 2002.
     Sales and Marketing. Our sales and marketing expenses increased over the periods by $562,000 or 29.5% to $2,466,000 for the nine months ended December 31, 2005 from $1,904,000 for the nine months ended December 31, 2004. This increase is principally attributable to an increase in costs incurred to support customer sales initiatives, such as salaries and benefits; tradeshow, advertising, catalog and travel expenses for the new business we received.
     Research and Development. Our research and development expenses increased over this period by $247,000, or 44.0%, to $808,000 for the nine months ended December 31, 2005 from $561,000 for the nine months ended December 31, 2004. The increase is mainly attributable to a one time capitalization of $191,000 in previously expensed R&D equipment into fixed assets during the three months ended December 31, 2004. The remainder of the increase was attributable to the increased costs of the new business obtained in the nine month period ending December 31, 2005.
     Interest Expense. For the nine months ended December 31, 2005, interest expense, net of interest income, was $2,160,000. This represents an increase of $834,000 over net interest expense of $1,326,000 for the nine months ended December 31, 2004. This increase was principally attributable to new borrowings on the line of credit during the current nine month period and to an increase in short-term interest rates associated with the accounts receivables we discounted under our factoring arrangements. The increase in interest rates was partially offset by a decline in the amount of customers’ receivables discounted from $68,128,000 for the nine months ended December 31, 2004 to $60,002,000 for the nine months ended December 31, 2005. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables discounting arrangements and interest on our capital leases.
     Income Tax. For the nine months ended December 31, 2005 and 2004, we recognized income tax expense of $1,041,000 and $2,724,000, respectively. For income tax purposes, we have available $882,000 of federal carry forwards which expire in varying amounts through 2023.
Results of Operations for the three months ended December 31, 2005 and 2004
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	December 31,
	2005	2004
Gross margin	22.7%	33.8%
EBITDA(1)	$3,437,000	$4,522,000
Cash flow from operations	$1,705,000	$920,000
Finished goods turnover (annualized)(2)	2.43	2.29
Finished goods turnover, excluding POS inventory (annualized)(3)	4.36	4.48
Annualized return on equity(4)	9.9%	20.3%

(1)	EBITDA is computed as earnings before gross interest expense, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the three months ended December 31, 2005 and December 31, 2004 is calculated by multiplying cost of sales for such three month period by 4 and dividing the result by the average between beginning inventory and ending inventory for each such fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion of pay-on-scan inventory in the denominator. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is computed by multiplying net income for the three months ended December 31, 2005 and December 31, 2004 by 4 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably.
     Non-GAAP Measures — A reconciliation of EBITDA to net income is provided below:

	Three Months Ended
	December 31,
	2005	2004
EBITDA	$3,437,000	$4,522,000
Depreciation and amortization	(477,000)	(458,000)
Interest expense — gross	(963,000)	(571,000)
Income tax expense	(818,000)	(1,299,000)

Net income	$1,179,000	$2,194,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	December 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	77.3%	66.2%

Gross margin	22.7%	33.8%
General and administrative expenses	9.4%	13.2%
Sales and marketing expenses	2.8%	3.3%
Research and development expenses	0.7%	0.7%

Operating income	9.8%	16.6%
Interest expense — net of interest income	3.1%	2.1%
Income tax expense	2.7%	5.4%

Net income	4.0%	9.1%

     Net Sales. Our net sales for the three months ended December 31, 2005 were $30,348,000, an increase of $6,189,000 or 25.6% compared to net sales for the three months ended December 31, 2004 of $24,159,000. Gross unit value revenue increased by $6,128,000 due primarily to higher sales volumes to our new and existing customers. This increase was offset by an increase in marketing allowances (which reduce unit value revenue) from $3,014,000 for the three months ended December 31, 2004 to $5,346,000 for the three months ended December 31, 2005. (For a summary of our obligation to issue future marketing allowances, see Notes H and I to the Consolidated Financial Statements included in this Form 10-Q.) A portion of the increase in marketing allowances was due to front-loaded marketing allowances of $600,000, we provided for new business from one of our customers. In addition, during the three months ended December 31, 2005 customer initiatives resulted in accelerated processing of certain marketing allowances. There was also an increase in revenue recognized for core charges from $1,570,00 for the three months ended December 31, 2004 to $3,310,000 for the three months ended December 31, 2005.
     Cost of Goods Sold. Cost of goods sold increased for the three months ended December 31, 2005 to $23,481,000 from $15,985,000 for the three months ended December 31, 2004, and we experienced a significant drop in the gross margin from 33.8% for the three months ended December 31, 2004 to 22.7% for the three months ended December 31, 2005. As a percentage of sales, cost of goods sold increased as a result of the higher overhead costs incurred during the three months ended December 31, 2005 to meet the demands of the new business we received, including increased overtime and temporary labor costs. The increase in marketing allowances noted above adversely impacted the gross margin percentage by approximately 4.0% since these allowances reduced reported sales for the three months ended December 31, 2005 but did not impact the cost of goods associated with those sales. During the three months ended December 31, 2004, revenue and gross margin were positively affected by the recognition of under returned core revenue, which had a greater gross margin percentage than finished goods in that quarter.
     General and Administrative. Our general and administrative expenses decreased slightly from $3,175,000 for the three months ended December 31, 2004 to $2,857,000 for the three months ended December 31, 2005. This $318,000 and 10.0% decrease is principally due to the wind down in the outside professional and consulting fees associated with the SEC’s review of our SEC filings and the related restatement of our financial statements which dropped from $210,000 in the three months ended December 31, 2004 to $92,000 for the three months ended December 31, 2005. In addition, there were no consulting fees incurred in the three months ended December 31, 2005 to comply with the Sarbanes-Oxley Act of 2002 compared with $33,000 incurred in the three months ended December 31, 2004. Additional costs are expected to resume when we start the next phase of the Sarbanes-Oxley compliance project. In addition, the gain associated with our forward exchange contracts offset general and administrative expenses by $121,000 for the three months ended December 31, 2005.
     Sales and Marketing. Our sales and marketing expenses increased over the periods by $30,000 or 3.7% to $836,000 for the three months ended December 31, 2005 from $806,000 for the three months ended December 31, 2004. This increase was attributable to the increased costs of supporting the new business we obtained.
     Research and Development. Our research and development expenses increased over this period by $45,000, or 25.9%, to $219,000 for the three months ended December 31, 2005 from $174,000 for the three months ended December 31, 2004. This increase is also attributable to the increased costs of supporting the new business we obtained.
     Interest Expense. For the three months ended December 31, 2005, interest expense, net of interest income, was $958,000. This represents an increase of $432,000 over net interest expense of $526,000 for the three months ended December 31, 2004. This increase was attributable to new borrowings on the line of credit during the current three month period, an increase in short-term interest rates associated with the accounts receivables we discounted under our factoring arrangements and an increase in the amount of customers’ receivables discounted from $20,110,000 for the three months ended December 31, 2004 to $23,602,000 for the three months ended December 31, 2005. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables discounting arrangements and interest on our capital leases.
     Income Tax. For the three months ended December 31, 2005 and 2004, we recognized income tax expense of $818,000 and $1,299,000, respectively. For income tax purposes, we have available $882,000 of federal carry forwards which expire in varying amounts through 2023.

Liquidity and Capital Resources
     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, a capital financing sale-leaseback transaction with our bank, and the use of our bank credit facility. Our working capital needs have increased significantly in light of the ramped up production demands associated with our new or expanded customer arrangements and the adverse impact that the marketing allowances that we have typically granted our customers in connection with these new or expanded relationships have on the near-term revenues and associated cash flow from these arrangements. Since the sales program to one of the world’s largest automobile manufacturers under an agreement we signed with this customer during the fourth quarter of fiscal 2005 was not fully launched in the expected timeframe, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. Because our net operating loss carry forwards for tax purposes have been substantially utilized, we anticipate that our future cash flow will be negatively impacted by future tax payments. In addition, while our cash position did benefit from the way in which the purchase of the transition inventory associated with our POS arrangement was structured, as anticipated, satisfaction of the credit due customer through the issuance of credits against that customer’s receivables is now having a negative impact on our cash flow. Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations, the availability under our bank credit facility and our recently established capital lease financing will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year.
Working Capital and Net Cash Flow
     At December 31, 2005, we had working capital of $44,958,000, a ratio of current assets to current liabilities of 2.26:1, and cash and cash equivalents of $619,000, which compares to working capital of $42,820,000, a ratio of current assets to current liabilities of 2.25:1 and cash and cash equivalents of $6,211,000 at March 31, 2005. In addition, at March 31, 2005, we had not borrowed any amounts against our line of credit. At December 31, 2005, we had borrowed $1,500,000 against the line of credit.
     Because of the factors discussed under the caption “Liquidity and Capital Resources”, our cash position has been strained. Net cash used in operating activities was $7,178,000 for the nine months ended December 31, 2005, as compared to net cash provided by operating activities of $10,888,000 for the nine months ended December 31, 2004. The structure of our purchase of transition inventory associated with our POS arrangement and the marketing allowances we provided to our customers have had a negative impact on our cash flow. During the nine months ended December 31, 2005, the POS arrangement reduced our cash flow from operations by $7,624,000. During the nine months ended December 31, 2004, this arrangement increased our cash flow from operations by $13,603,000. The credit due our customer under the POS arrangement has declined from $12,543,000 at March 31, 2005 to $4,919,000 at December 31, 2005. The net cash from operating activities was also impacted by the decline in our net income to $1,519,000 during the nine months ended December 31, 2005 as compared to the net income of $4,600,000 during the nine months ended December 31, 2004 (restated).
     Inventory and accounts payable have been significantly impacted by our expanded customer arrangements. During the nine months ended December 31, 2005, inventory and inventory unreturned increased by a combined total of $11,077,000 principally due to our POS arrangement and new business we have been awarded. As a result of increased production related to this new business, our accounts payable and accrued liabilities increased by approximately $6,616,000 from March 31, 2005 to December 31, 2005. Even though inventory increased by over $8,067,000, our excess and obsolete inventory reserve actually decreased slightly because the increase in inventory was largely related to our production of a new line of remanufactured starters and alternators for which we believe there is a high demand.
     Net accounts receivable decreased by $1,656,000 as of December 31, 2005 compared to March 31, 2005, primarily due to increased marketing allowances during the three months ended December 31, 2005, which offset accounts receivable.
     We obtained net cash from investing activities in the nine months ended December 31, 2005 from a capital lease agreement with our bank. This agreement provided us with $4,110,000 of equipment financing, payable in monthly installments of $81,000 over the sixty month term of the lease agreement, with a one dollar purchase option at the end of the lease term. This financing arrangement has an effective interest rate of 6.75%. The proceeds were used to paydown the line of credit, which was the source of cash for capital expenditures of $3,275,000 during the nine months ended December 31, 2005. We expect to use cash in investing activities for the balance of fiscal 2006.

     During the nine month period ended December 31, 2005, the cash we used in financing activities primarily related to our capital lease obligations. During the nine month period ended December 31, 2004, the cash used in financing activities was primarily related to the reduction in the amounts outstanding under the asset-based line of credit with our prior bank.
Capital Resources
Line of Credit
     In May 2004, we entered into a loan agreement which provides for borrowings of up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR plus a margin of 2.00%, at our option. The bank holds a security interest in substantially all of our assets. As of December 31, 2005, we had reserved $4,364,000 of our line for standby letters of credit for worker’s compensation insurance, and had an outstanding balance under this line of credit of $1,500,000. This loan agreement expires on October 2, 2006. The purpose of the line of credit is to provide a source of cash for our day-to-day management of operations. In October 2005, we obtained longer term financing via a sale-leaseback arrangement. (See Capital Lease Financing.) The proceeds of the sale-leaseback were used to reduce the outstanding balance in and establish greater availability of the line of credit for our day-to day operational cash requirements.
     The loan agreement includes various financial conditions, including minimum levels of tangible net worth, cash flow, fixed charge coverage ratio, current ratios and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer our CEO. Pursuant to the loan agreement, we have agreed to pay a fee of 3/8% per year on any difference between the $15,000,000 commitment and the outstanding amount of credit we actually use, determined by the average of the daily amount of credit outstanding during the specified period.
     The financial covenants in the loan agreement have been modified in a way that, we believe, more appropriately reflects the manner in which our business and customer relationships are managed. Prior to this amendment, we were regularly in default under our loan agreement for failing to meet a number of financial covenants in the agreement and for failing to provide the bank with required information, including our public reports filed with the SEC. While no assurance in this regard can be given, we believe the modifications to these financial covenants meaningfully reduce the likelihood of a financial covenant default. In addition, we are now current with our SEC filings, and we believe we have substantially resolved the issues raised during the course of the SEC’s review of our previously-filed public reports (although the SEC has not provided us with any confirmation in this regard). As a result, we believe we should be able to provide the bank the information it is entitled to within the time frame provided for in the loan agreement.
Capital Lease Financing
     On October 26, 2005, we entered into a capital sale-leaseback agreement with our bank. The agreement provided us with $4,110,000 in equipment financing payable in monthly installments of $81,000 over the sixty month term of the lease agreement, with a one dollar purchase option at the end of the lease term. The financing arrangement has an effective interest rate of 6.75%. The proceeds from the agreement were used to reduce the outstanding balance in our line of credit with the bank, which had been used previously in the period to fund the purchase of fixed assets.
     Assets financed under the agreement had a net book value of $1,517,000. The difference between the financing provided, which was based on the fair market value of the equipment, and the net book value of the equipment financed was accounted for as a deferred gain on the sale-leaseback agreement. The deferred gain is being amortized at a monthly rate of $43,000 over the estimated five year life of the capital lease asset. At December 31, 2005, the deferred gain remaining to be amortized was $2,506,000.
Receivable Discount Program
     Our liquidity has been positively impacted by receivable discount programs we have with two of our customers and their respective banks. Under this program, we have the option to sell the customers’ receivables to their banks at an agreed upon discount set at the time the receivables are sold. The discount averaged 3.04% during the nine months ended December 31, 2005 and has allowed us to accelerate collection of receivables aggregating $60,002,000 by an average of 190 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the nine months ended December 31, 2005 was 5.74%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $1,736,000 during the nine months ended December 31, 2005. These interest costs have increased as interest rates have risen and these costs may further increase to the extent we increase our utilization of this discounting arrangement.
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
     As part of our POS arrangement with our largest customer, we agreed to purchase the customer’s inventory of alternators and starters that was transitioned to a POS basis. The customer is paying us the proceeds from its POS sale of this transition inventory, and we are paying for this inventory through the issuance of monthly credits to this customer, which will continue through April 2006. Because we collected cash for the transition inventory before we issued the monthly credits to purchase this inventory during the initial phase of this arrangement, this transaction helped finance our inventory build-up to meet production requirements. As anticipated, satisfaction of the credit due customer through the issuance of credits against that customer’s receivables is now having a negative impact on our cash flow. While we did not record the $24,130,000 of transition inventory that we purchased or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net liability to this customer of $4,919,000 at December 31, 2005.
     We have long-term agreements with each of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts that can be provided on a scheduled basis, (iii) discounts that are granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements, and its contract with one of the largest automobile manufacturers in the world includes a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. Our contracts with major customers expire at various dates ranging from May 2008 through December 2012.
     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, significant marketing allowances, price concessions and other terms that adversely affect our liquidity and reported operating results.
Capital Expenditures and Commitments
     Our capital expenditures were $3,275,000 for the nine months ended December 31, 2005. Approximately $2,414,000 of these expenditures relate to our Mexico production facility, with the remainder for recurring capital expenditures. The amount and timing of capital expenditures during the remainder of fiscal 2006 may vary depending on the final build-out schedule for the Mexico production facility.
Contractual Obligations
     The following summarizes our contractual obligations and other commitments as of December 31, 2005, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$6,527,000	$1,442,000	$2,914,000	$2,171,000	—
Operating Lease Obligations	$8,698,000	$2,230,000	$2,066,000	$1,652,000	$2,750,000
Purchase Obligations	$16,843,000	$9,734,000	$4,482,000	$2,501,000	$126,000
Other Long-Term Obligations	$11,839,000	$4,484,000	$3,510,000	$2,578,000	$1,267,000

Total	$43,907,000	$17,890,000	$12,972,000	$8,902,000	$4,143,000
     Capital Lease Obligations represent amounts due under finance leases of various types of machinery and computer equipment that are accounted for as capital leases.
     Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, Malaysia, Singapore and Mexico.
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
Customer Concentration
     We are substantially dependent upon sales to our major customers. During the nine months ended December 31, 2005 and 2004, sales to our three largest customers constituted approximately 94% and 94% of our total sales, respectively. We expect our customer concentration to continue to decline as we add important new customers to our business base. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers has increasingly and adversely impacted our profit margins.
Offshore Manufacturing
     To take further advantage of production savings associated with manufacturing outside the United States, on October 28, 2004, our wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico for a remanufacturing facility. We guarantee the payment obligations of our subsidiary under the terms of the lease. The lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from May 2005, the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, we took possession of these premises, and in June 2005, we began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico will lease an additional 41,000 square feet adjoining its existing space. During the nine months ended December 31, 2005 and 2004, units produced outside the United States constituted 25.8% and 13.6%, respectively, of our total production. During the ramp-up of production in our Mexican facility, we have incurred significant remanufacturing costs that are being expensed currently rather than fully absorbed by the goods produced. This has negatively impacted the per unit cost of manufacturing in Mexico and reduced our overall gross margins. Because our foreign operations are expected to experience lower production costs for the same remanufacturing process as production reaches efficient levels, we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. In addition, overhead costs incurred as duplicate domestic production is slowly pared down will continue for a period of time.
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
     Our $15,000,000 credit facility bears interest at various rates equal to the LIBOR rate plus 2% or the bank’s reference rate, at our option. This obligation is the only variable rate facility we have outstanding. Based upon the $1,500,000 that was outstanding under our line of credit as of December 31, 2005, an increase in interest rates of 1% would increase our annual net interest expense by $15,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, the Singapore dollar, and, in fiscal 2006 we began to transact business in the Mexican peso. During the past three years, we have experienced a $6,000 gain, $8,000 gain, and a $5,000 gain, in fiscal years 2005, 2004 and 2003, respectively, relative to our transactions involving the Malaysian Ringit and the Singapore dollar. Our total foreign assets were $3,868,000 as of December 31, 2005. Based upon our current overseas operations, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements. We anticipate, however, that our exposure to currency risks will increase significantly as we expand our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results.
     To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. For the three months ended December 31, 2005, we recognized a gain of $121,000 associated with these forward exchange contracts.
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
     As part of our current evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and our then chief financial officer, we undertook a comprehensive review of our accounting policies and procedures and the relevant accounting literature and pronouncements, including those related to revenue recognition and the accounting for stock adjustments and other returns, and considered Grant Thornton’s views in this regard, the views of outside accounting consultants that we have engaged together with our own observations. Based upon this evaluation, we have concluded that there are material weaknesses in our disclosure controls and procedures, as summarized above.
     In an on-going effort to remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls, and strengthened the finance and accounting departments. In July 2005, we engaged a consulting firm to further assist in the implementation and compliance requirements of the Sarbanes-Oxley Act of 2002. In addition, we have recently hired a new Chief Financial Officer who will remain current with the relevant accounting literature and official pronouncements and assure that our disclosure controls and procedures remain effective and up-to-date. Since assuming his position, our current chief financial officer has engaged in a review of our internal and financial controls and has identified areas where our financial controls need to be strengthened. He has also added additional personnel at the VP level in finance to provide added capacity in the areas of treasury, strategic planning and budgeting as well as the controller function. We believe that these changes will provide reasonable assurance that the objectives of these control systems will be met.
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
     (b) Reports on Form 8-K:
Current report on Form 8-K filed on October 14, 2005 which reported the registrant’s financial results for the fiscal period ended June 30, 2005.
Current report on Form 8-K filed on November 3, 2005 which reported that Mervyn McCulloch had been appointed the registrant’s chief financial officer.
Current report on Form 8-K filed on November 15, 2005 which reported the registrant’s financial results for the fiscal period ended September 30, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: February 14, 2006	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer