Form 10-K
period 2006-03-31
MOTORCAR PARTS  AMERICA INC
filed 2006-07-13
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2006

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
Registrant’s telephone number, including area code: (310) 212-7910
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 30, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $61,455,000 based on the closing inter-dealer quotation as tracked on the Pink Sheets.
There were 8,324,455 shares of Common Stock outstanding at July 10, 2006.
DOCUMENTS INCORPORATED BY REFERENCE: None

MOTORCAR PARTS OF AMERICA, INC.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries. This Form 10-K may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from the results discussed in any forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth under “Item 1. Business”, “Item 1A. Risk Factors” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K generally.
     We file annual, quarterly and special reports, proxy statements and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov. Our SEC filings are also available on our website www.motorcarparts.com. You may also read and copy any document we file with the SEC at its public reference rooms in Washington, D.C., New York, NY and Chicago, IL. Please call the SEC at (800) SEC-0330 for further information on the public reference rooms.
Item 1 Business
General
     Motorcar Parts of America, Inc. and its subsidiaries remanufacture and distribute alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase and are sold throughout the United States to some of the nation’s largest chains of retail automotive stores, including AutoZone, O’Reilly Automotive and CSK Automotive. Our marketing and sales efforts are geared toward both the automotive chain stores and the traditional warehouse distributors. We believe that chain stores represent the fastest growing segment of the automotive aftermarket industry. During fiscal 2006, 2005 and 2004, approximately 84%, 96% and 96%, respectively, of our unit sales were to automotive retail chains consisting of approximately 6,200 stores. We also supply remanufactured alternators and starters to General Motors that are distributed through GM’s Service Parts Operation to warehouse distributors and smaller retail chains in the United States and Canada.
     We have remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Mexico, Singapore and Malaysia. In addition, we have a warehouse distribution facility in Nashville, Tennessee and a fee warehouse distribution center in New Jersey, and we just opened a fee warehouse distribution center in Oregon. Because our foreign operations experience lower labor-related production costs for the same remanufacturing process, we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States.
     Presently, we believe that automotive retail chains control approximately 43% of the automotive after market for remanufactured alternators and starters. We have a strong presence in the automotive retail chains, supplying remanufactured alternators and starters to some of the largest automotive retail chains in the United States. The remaining automotive after market for remanufactured alternators and starters is focused on the professional installer market. We have begun to penetrate this segment of the market through our “Quality-Built”™ line of alternators and starters and through the efforts that our existing customers are making to target the professional installer marketplace. During the current fiscal year, sales to the traditional distributor market represent 16% of our unit sales up from 4% in fiscal 2005. Management believes the traditional distributor channel continues to represent an opportunity for us to grow our business.
The Automotive After Market Industry
     The automotive after market for alternators and starters has grown in recent years. We believe that this growth has resulted from, among other trends, (1) the increased number of vehicles in use, (2) the increased number of miles driven each year and (3) the growth of vehicles at their prime repair age of seven years and older. Conversely, higher gasoline prices over a sustained period may negatively affect the automotive after market. Based upon market information it has reviewed, management believes the average age of vehicles in operation in the United States is approximately 10 years.
     Two distinct groups of end-users buy replacement automotive parts: (1) individual “do-it-yourself” “DIY” consumers; and (2) professional “do-it-for-me” “DIFM” installers. The individual consumer market is typically supplied through retailers and retail arms of warehouse distributors. Professional installers generally purchase parts through local independent parts wholesalers, through national warehouse distributors and, at a growing rate, through commercial account programs with automotive parts retailers servicing the professional DIFM installers. We believe we are well-positioned for potential growth in both the DIY market through increased sales to our existing retail chain store customers and the DIFM market through the efforts of automotive parts retailers to expand their sales to professional installers and through our sales directly to the traditional warehouse distributors.
     The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. We carry over 2,800 stock keeping units (SKUs) which cover applications for most import and domestic cars and light trucks on the road in North America.
     The technology used in our products, particularly alternators, has become more advanced in response to the installation in vehicles of an increasing number of electrical components such as navigation systems, steering wheel-mounted electronic controls, keyless entry devices, cellular telephones, power windows and mirrors, heated rear windows and seats, high-powered radio and stereo systems and audio/visual equipment. As a result of this increased electrical demand, alternators require more advanced technology and per unit sales prices have increased accordingly.
     Remanufacturing, which involves the reuse of parts which might otherwise be discarded, generally creates a supply of parts at a lower cost to the end user than newly manufactured parts, and makes available automotive parts which are no longer being manufactured. Remanufacturing benefits automotive repair shops by relieving them of the need to rebuild worn parts on an individual basis and conserves material which would otherwise be used to manufacture new replacement parts and results in less waste. Our remanufactured parts are sold at competitively lower prices than most new replacement parts.
Company Products
     Our products principally consist of remanufactured replacement alternators and starters for both imported and domestic cars and light trucks. During fiscal 2006, 2005 and 2004, sales of replacement alternators and starters constituted 99% of total sales. Alternators and starters are non-elective replacement parts in all makes and models of vehicles and are required for a vehicle to operate. Currently, approximately 97% of our units are sold for resale under customer private labels, with the remaining 3% being sold under our brand name, which includes the use of our registered trademark, “Quality Built to Last”®.
     Our alternators and starters are produced to meet or exceed original manufacturer specifications. We remanufacture a broad assortment of alternators and starters in order to accommodate the proliferation of applications and products in use. Our alternators and starters are provided for virtually all foreign and domestic vehicles on the road in North America.
Customers and Customer Concentration
     Our products are marketed throughout the United States and Canada. Our customers consist of three of the six largest retail automotive chain stores along with small to medium-sized automotive warehouse distributors. Currently, we serve automotive retailers that have approximately 6,200 retail outlets. We also sell our products via the distribution network of one of the largest automobile manufacturers in the world and have entered into a multi-year agreement to provide this customer with a line of remanufactured alternators and starters that are sold in both the United States and Canada.
     We are substantially dependent upon sales to our major customers. For fiscal 2006, 2005 and 2004, sales to our three largest customers constituted approximately 92%, 93% and 93%, respectively, of our total sales. In fiscal 2006, AutoZone, O’Reilly Automotive and General Motors were our three largest customers. In fiscal 2005 and 2004, AutoZone, O’Reilly Automotive and CSK Automotive were our three largest customers. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.

Multi-Year Exclusive Arrangements and Inventory Transactions
     We have long-term agreements with each of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives, which can differ from contract to contract. Our contracts with major customers expire at various dates ranging from May 2008 through December 2012.
     In May 2004, we entered into an agreement with a large customer to become its primary supplier of import alternators and starters for its eight distribution centers. As part of this four year agreement, we entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement, we also purchased approximately $24,000,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. We paid for this inventory over a 24-month period, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that we continue to meet our historical performance and competitive standards. The final credit against receivables under the first 24-month arrangement was issued in April 2006.
     We also agreed to cooperate with the customer to use reasonable commercial efforts to convert all products sold by us to the customer to the POS arrangement by April 2006. As the conversion was not accomplished by April 2006, we are required by the agreement to acquire an additional $24,000,000 of inventory and to provide the customer with an additional $24,000,000 of credit memos to be issued and applied in equal monthly installments to current receivables over a 24-month period ending April 2008. However, we are currently in discussions with the customer concerning the POS arrangement and it is uncertain if or how this arrangement might be modified.
     In January 2005, we were awarded a contract to supply one of the largest automobile manufacturers in the world with a new line of remanufactured alternators and starters covering substantially all domestic and import makes and models of cars and light trucks for distribution in the United States and Canadian markets. We agreed to grant the customer credits of $6,000,000 as part of the agreement. Of the total credits, $3,600,000 was issued during fiscal 2006 and the remainder is scheduled to be issued in annual payments of $600,000 from fiscal 2007 to fiscal 2010. Because sales to this customer have been below expectations, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. Under the agreement we must continue to meet performance, quality and fulfillment requirements and provide marketing support to this customer. The agreement also includes provisions that are standard in this manufacturer’s vendor agreements, including a provision granting the manufacturer the right to terminate the agreement at any time for any reason.
     Effective March 1, 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits to be issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of March 31, 2006, approximately $8,064,000 of credits remain to be issued under this arrangement. The customer is obligated to repurchase the cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer over the five year period, we establish a long-term asset account for the value of the core inventory estimated to be on hand with the customer and subject to repurchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated core inventory value. As of March 31, 2006, the long-term asset account was approximately $826,000. We regularly review the long-term asset account for impairment and make any necessary adjustments to the carrying value of this asset. Additionally, as of the date of the new agreement, the unrecognized revenue from the under-return of cores from this customer was $1,314,000, and the related cost of sales was $649,000. These amounts are being deferred and amortized over the five year period during which the credits are issued.
     The longer-term agreements strengthen our customer relationships and business base. However, they also result in a continuing concentration of our revenue sources among a few key customers and require a significant increase in our use of working capital to build inventory and increase production. The marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships adversely impact the near-term revenues and associated cash flows from these arrangements.

Operations of the Company
Cores
     In our remanufacturing operations, we obtain used alternators and starters, commonly known as “cores”, from our customers or core brokers. When needed for remanufacturing, the cores are completely disassembled into component parts. Components which can be incorporated into the finished product are thoroughly cleaned, tested and remanufactured. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. The unit is then assembled in a work cell into a finished product. Inspection and testing are conducted at multiple stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Components of cores which are not used by us in our remanufacturing process are sold as scrap.
     The majority of our cores are obtained from customers as trade-ins, which are credited against accounts receivable. Our customers offer their consumers a credit to exchange their used units at the time of purchase. We have historically purchased approximately 15% to 20% of our cores in the open market from core brokers who specialize in buying and selling cores. Although the open market is not a primary source of cores, it does offer us a supplemental source for maintaining stock balances. During the current year we purchased approximately 29% of our cores from core brokers. This increase in core purchases was necessary to accommodate our off-shore operations as well as the new business we have obtained. Other materials and components used in remanufacturing are purchased in the open market. The ability to obtain cores, materials and components of the types and quantities required by us is essential to our ability to meet demand.
     The price of a finished product sold to our customers is generally comprised of a separately invoiced amount for the core included in the product (“core charge”) and an amount for remanufacturing (“unit value”). In accordance with our net-of-core-value revenue recognition policy, at the time a sale is recorded, we only recognize as revenue the unit value of the finished product. We also record as inventory unreturned the standard cost of cores that are shipped to customers and expected to be returned to us. During fiscal 2006 and 2005, approximately 93% and 96%, respectively, of the cores we shipped as part of finished goods were returned to us. At the beginning of fiscal 2005, we began to recognize revenue from the under-return of cores on a quarterly basis. Previously, revenue from any under-returns of cores was recognized at the end of our fiscal year.
Production Process; Offshore Remanufacturing
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
     After the cleaning process is complete, the component parts are inspected and tested as prescribed by our QS-9000 approved quality control program, which is implemented throughout the production process. (QS-9000 is an internationally recognized, world class, automotive quality system.) Upon passage of all tests, which are monitored by designated quality control personnel, the components are assembled into required units. Each fully assembled unit is then subjected to additional testing to ensure quality performance. Finished products are either stored in our warehouse facility or packaged for immediate shipment. To maximize remanufacturing efficiency, we store component parts ready for assembly in our warehousing facilities. Our management information systems, including hardware and software, facilitate the remanufacturing process from cores to finished products. Core receipt, sorting and storage as well as finished goods storage and distribution are currently performed at our facility in Torrance, California. We expect to transition core receipt, sorting and storage to our Mexico facility during fiscal 2007.
     We continue to explore opportunities for improving efficiencies in our remanufacturing process. In the last few years, we have reorganized our remanufacturing processes to combine product families with similar configurations into dedicated factory work cells. This remanufacturing process, known as “lean manufacturing”, replaced the more traditional assembly line approach we had previously utilized and eliminated a large number of inventory moves and need to track inventory movements through the remanufacturing process at our facility. This change impacted virtually all of our production volumes in California and Malaysia, and is used at our Mexico facility. Because of this “lean manufacturing” approach, we have significantly reduced the time it takes to produce a finished product.
     We also conduct business through three wholly owned foreign subsidiaries, MVR Products Pte. Ltd. (“MVR”), which operates a shipping and receiving warehouse, a testing facility and office space in Singapore, Unijoh Sdn. Bhd. (“Unijoh”), which conducts remanufacturing operations in Malaysia, and Motorcar Parts de Mexico, S.A. de C.V., which operates a 186,000-square foot remanufacturing facility in Tijuana, Baja California, Mexico. These foreign operations have quality control standards similar to those currently implemented at our remanufacturing facilities in Torrance. Our foreign subsidiaries’ operations are growing in importance as we take advantage of lower production labor costs and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. The foreign subsidiaries produced in fiscal 2006, 2005 and 2004 approximately 1,042,000, 423,000 and 211,000 units, or 32%, 15% and 9%, respectively, of our total production. We anticipate that by the end of fiscal 2007 approximately 95% of our remanufactured units will be produced by the foreign subsidiaries.
Rights of Return
     Under the terms of certain agreements with our customers and general industry practice, our customers, from time to time, are allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user customers. Stock adjustment returns are not recorded until they are authorized by us and they do not occur at any specific time during the year.
     In addition to stock adjustment returns, we also allow our customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of customer returns, including slow moving and other inventory, to less than 20% of unit sales. We provide for such anticipated returns of inventory in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.
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
Sales, Marketing and Distribution
     We offer one of the widest varieties of alternators and starters available to the market.
     We market and distribute our products throughout North America. Our products for the automotive retail chain market are primarily sold under our customers’ private labels. Products are delivered directly to the chain’s distribution centers which then deliver the merchandise directly to the retail stores for purchase by consumers. During fiscal 2004, we expanded our sales efforts beyond automotive retail chains to include the traditional warehouse distribution centers. These products are sold under private label and our own Quality-Built™ brands. Products are delivered, via overnight shipment in many cases, directly from our warehouse distribution facility in Nashville, Tennessee or from our fee warehouse facilities in New Jersey and Oregon, as well as being shipped directly from our remanufacturing facility in Torrance, California.
     We publish, for print and electronic distribution, a catalog with part numbers and applications for our alternators and starters along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.
     Included in sales are royalties we receive from the licensing of intellectual property developed over many years related to rotating electrical products (alternators and starters).
Seasonality of Business
     Due to their nature and design, as well as the limits of technology, alternators and starters traditionally failed when operating in extreme conditions. During the summer months, when the temperature typically increases over a sustained period of time, alternators were more apt to fail. Similarly, during winter months, starters were more apt to fail. Since alternators and starters are mandatory for the operation of the vehicle, failed units require immediate replacement. As a result, during the summer months we experienced an increase in alternator sales, and during the winter months we experienced an increase in starter sales. However, in recent years, advances in technology and quality have mitigated this seasonal sales impact, especially for starters. A mild summer or winter can have a negative impact on our sales.

Competition
     The automotive after market industry for remanufacturers of alternators and starters for imported and domestic cars and light trucks is highly competitive. Our direct competitors include several large and medium-sized remanufacturers and a large number of smaller regional and specialty remanufacturers.
     The reputation for quality and customer service that a supplier enjoys is a significant factor in a customer’s purchase decision. We believe that these factors favor our company, which provides quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support. In this regard, there is increasing pressure from customers, particularly the largest customers, for suppliers to provide efficient delivery to promptly meet customer orders. We believe that our ability to provide efficient delivery distinguishes us from many of our competitors and provides a competitive advantage.
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
     A significant amount of management’s time had been focused on responding to the questions and comments that the SEC raised with respect to our previously filed financial reports. We incurred significant general and administrative expenses in connection with these ongoing efforts and the associated restatements of our financial statements. We believe we have substantially resolved the SEC’s inquiries (although the SEC has not provided us with any confirmation in this regard). We also believe that the majority of the expenses related to the inquiries and financial restatements have ended.
Employees
     At March 31, 2006 we had approximately 833 full-time employees in the United States, (down from 1,100 at March 31, 2005), substantially all of whom were located in Torrance, California. Of our U.S.-based employees, 77 are administrative personnel and 23 are sales personnel. In addition, we employed approximately 300 people in Singapore and Malaysia and approximately 405 people at our remanufacturing facility in Mexico. None of our employees is a party to a collective bargaining agreement. We have not experienced any work stoppages and consider our employee relations to be satisfactory.
Evaluation of Strategic Options
     We are continuing to evaluate strategic options that we might pursue to enhance shareholder value. These could include an acquisition of another company or a sale of our company to a third party. We have hired investment bankers to assist us in these efforts, which are ongoing. There is no assurance, however, that we will enter into any transaction as a result of our efforts in this regard.

Item 1A Risk Factors
While we believe the risk factors described below are all the material risks currently facing our business, additional risks we are not presently aware of or that we currently believe are immaterial may also impair our business operations. Our financial condition or results of operations could be materially and adversely impacted by these risks, and the trading price of our common stock could be adversely impacted by any of these risks. In assessing these risks, you should also refer to the other information included in or incorporated by reference into this Form 10-K, including our consolidated financial statements and related notes thereto appearing elsewhere or incorporated by reference in this Form 10-K.
We rely on a few major customers for a significant majority of our business, and the loss of any of these customers, significant changes in the prices or other important terms provided to any of our major customers or adverse developments with respect to the financial condition of any of our major customers could reduce our net income and operating results.
     Our sales are concentrated among a few major customers. During fiscal 2006, sales to our three largest customers constituted 92% of our total sales. Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers. These customer demands put continued pressure on our operating margins and profitability and have resulted in the periodic renegotiation of our customer contracts to provide more favorable prices and terms to these customers. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of any of our major customers. The loss or significant decline of sales to any of our major customers would have a material adverse impact on our profitability.
The expansion of our offshore remanufacturing activities has put downward pressure on our near-term operating results and exposed us to increased risks associated with political or economic instability in any of the foreign countries where we conduct operations.
     To respond to customer pressures while maintaining or improving gross margins, we have expanded our overseas operations. Most recently, we established a remanufacturing operation near Tijuana, Mexico. While we anticipate that the remanufacturing costs in Mexico will ultimately be lower than those we have incurred in our Torrance, California facility, we have experienced meaningful remanufacturing inefficiencies associated with the ramp-up of our Mexican operations that have adversely impacted our operating results. In addition, we believe that we will continue to incur duplicative remanufacturing and general and administrative costs as we transition more of our activities from Torrance to Mexico. These inefficiencies are expected to have an adverse impact on our operating results through fiscal 2008. It also possible that we could experience remanufacturing disruptions as a result of the wind-down of our Torrance remanufacturing activities that could have a material adverse impact on our operating results. The expansion of our overseas operations also increases our exposure to political or economic instability in the host countries and to currency fluctuations.
Interruptions or delays in obtaining component parts could impair our business.
     In our remanufacturing processes, we obtain used cores, primarily through customer core returns, and component parts from third-party manufacturers. Historically, the level of core returns from customers together with purchases from core brokers have provided us with an adequate supply of this key component. If there was a significant disruption in the supply of cores, whether as a result of increased core acquisitions by existing or new competitors or otherwise, our operating activities would be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.
Increases in the market prices of key component raw materials could negatively impact our profitability.
     In light of the long-term, continuous pressure on pricing which we have experienced, particularly from our retail customers, we may not be in a position to recoup the significantly higher prices which raw materials, particularly aluminum and copper, are currently commanding in the market-place. We believe that this situation, which is largely outside our control, is mitigated to some extent because we recover a substantial portion of the material we use in our products from cores which are returned by our customers. However, we are unable to determine what adverse impact, if any, such sustained and further price increases may have on us and on our profitability.

The complexity associated with the accounting for our operating results and the SEC review of our previously issued financial statements may continue to result in fluctuations in our reported operating results.
     Because we receive a critical remanufacturing component through customer returns and we offer marketing allowances and other incentives that impact revenue recognition, the accounting for our operations is more complex than that for many businesses the same size or larger. Approximately two years ago, the SEC commenced a review of our previously-filed financial statements. As we responded to the SEC’s questions, we undertook a comprehensive review of a number of our critical accounting policies, including several of our revenue recognition policies. This review resulted in the restatement of a number of our previously issued annual and quarterly reports and required that we commit a significant level of management time and incur a significant level of professional fees. While we believe the SEC has completed its review, we have received no assurance in this regard from the SEC. As a result, our reported operating results could be subject to future accounting policy changes made as the SEC’s review of our previously filed public reports proceeds. In addition, our reported operating results have been and may in the future be restated to correct for errors in our application of generally accepted accounting principles.
Substantial competition could reduce our market share and significantly harm our financial performance.
     While we believe we are well-positioned in the market for remanufactured alternators and starters, this market is very competitive. We may not be successful competing against other companies, some of which are larger than us and have greater financial and other resources at their disposal. Increased competition could put additional pressure on us to reduce prices or take other actions which may have an adverse effect on our operating results.
Our financial results are affected by alternator and starter failure rates that are outside our control.
     Our operating results are affected by alternator and starter failure rates. These failure rates are impacted by a number of factors outside our control, including alternator and starter designs that have resulted in greater reliability, consumers driving fewer miles as a result of high gasoline prices and mild weather. A reduction in the failure rates of alternators or starters would adversely affect our sales and profitability.
Our operating results may continue to fluctuate significantly.
     We have experienced significant variations in our quarterly results of operations. These fluctuations have resulted from many factors, including shifting customer demands, shifts in the demand and pricing for our products and general economic conditions, including changes in prevailing interest rates. Our gross profit percentage fluctuates due to numerous factors, some of which may be outside of our control. These factors include the timing and level of marketing allowances provided to our customers, differences between the level of projected sales to a particular customer and the actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, fluctuations in the level of core returns during the period and general market and competitive conditions.
The bank may not waive a future default under our credit agreement.
     Over the past several years, we have violated a number of the financial and other covenants contained in our bank credit agreement. To this point, the bank has been willing to waive these covenant defaults and to do so without imposing any meaningful cost or penalty on us. Although we are currently in compliance with our bank covenants, if we fail to meet the financial covenants or the other obligations set forth in our bank credit agreement in the future, there is no assurance that the bank will waive any such defaults.
Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.
     As of March 31, 2006, our outstanding indebtedness was $14,449,000, and we had cash and cash equivalents of $400,000. We expect that our indebtedness may increase substantially from time to time for various reasons, including fluctuations in operating results, marketing allowances provided to customers, capital expenditures and possible acquisitions. Our consolidated indebtedness could materially affect our business because (i) a portion of our cash flow must be used to service debt rather than finance our operations, (ii) it may eventually impair our ability to obtain financing in the future and (iii) it may reduce our flexibility to respond to changes in business and economic conditions or take advantage of business opportunities that may arise.

Our largest shareholder has the ability to influence all matters requiring the approval of our board of directors and our shareholders.
     As of July 10, 2006, Mel Marks, our founder and Board member, held 21.8% of our outstanding common stock, and other members of the Marks family held an additional 6.6% of our outstanding stock. As a result of his holdings, Mel Marks has the ability to exercise substantial influence over us and his interests (and those of his family) may conflict with the interests of other shareholders.
Our rights agreement contains provisions that could hinder or prevent a change in control of our company.
     In February 1998, we established a rights plan. Under this plan, in certain circumstances, including the acquisition of 20% of our outstanding common stock, each right not owned by the person acquiring this stock interest would entitle its holder to receive, upon exercise, shares of common stock having a value equal to twice the exercise price of the right. These rights make it more difficult for a third party to acquire a controlling interest in us without our Board’s approval. As a result, the existence of the rights could have an adverse impact on the market for our common stock.
Item 2 Properties
     We presently lease U.S.-based facilities in Torrance, California and Nashville, Tennessee. Our Torrance facility consists of two buildings. The first building is approximately 227,000 square feet and contains warehouse, production, and administrative office space. The lease of this building runs through March 31, 2007, with a base rent of $102,001 per month. The second building of approximately 4,005 square feet is adjacent to our main Torrance facility and contains additional office and record storage space. The lease on this second building was effective June 1, 2004, and has terms which coincide with the lease on the main Torrance building. The base rent on this additional space is $3,400 per month. Until September 30, 2006, we have the option to extend the lease for our Torrance facility for an additional 5-year term. We are, however, pursuing relocation to a smaller, nearby facility for the Torrance activities (primarily general corporate, administrative, sales, marketing and limited production and warehousing activities) not transitioned to our Mexico remanufacturing facility.
     Our greater Nashville, Tennessee area facilities consist of two locations. At the first location, we currently lease approximately 2,067 square feet of office space at a base rent of $2,866 per month. This office houses our purchasing department. The lease term runs through May 31, 2007. In April 2005, we entered in an agreement to lease approximately 82,600 square feet of warehouse and office space for a term of five years and two months. The current base rent under this second lease is $20,994 per month. This facility opened for operations in August 2005.
     In addition, our subsidiaries in Singapore and Malaysia occupy nearly 50,000 square feet of leased remanufacturing, warehousing, and office space under eight separate leases which expire on various dates through March 14, 2008. The average monthly lease expense for the Singapore and Malaysia properties combined is $8,200. Certain of the leases have expired terms and are being paid on a month-to-month basis at the old lease rate until such time as the final lease term and lease rate is approved by the landlord. We expect to renew these leases for similar monthly lease amounts.
     On October 28, 2004, our wholly-owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico. We guaranteed the payment obligations of our wholly-owned subsidiary under the terms of the lease. The lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, we took possession of these premises, and in June 2005, we began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico leased an additional 61,000 square feet adjoining its existing space. Base monthly rent on the additional space is approximately $23,200 and carries the same terms and rent escalation clauses as the original lease. In addition, we are negotiating with the current landlord to enter into a lease for an adjacent 125,000 square feet building for core handling and general warehousing presently located in Torrance.
     We believe the facilities are sufficient to satisfy our foreseeable warehousing, production, distribution and administrative office space requirements.

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
     Based upon the terms of agreements we previously entered into with Mr. Marks, we have paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. During fiscal 2006, 2005 and 2004, we incurred costs of approximately $368,000, $556,000 and $966,000, respectively, pursuant to this indemnification arrangement. Following the conclusion of these investigations, we sought reimbursement from Mr. Marks of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement Mr. Marks is obligated to pay us $682,000 on January 15, 2008. He has also agreed to make payments of interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks has agreed to pledge 80,000 shares of our common stock to secure this payment obligation, and he has advised us that the delivery of these pledged shares to us is in process. If at any time the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel.
     We are subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.
Item 4 Submission of Matters to a Vote of Security Holders
     None

PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     Our Common Stock is currently traded on the Pink Sheets under the trading symbol MPAA.PK. The trading on the Pink Sheets can be sporadic, and may not constitute an established trading market for our Common Stock. The following table sets forth the high and low bid prices for our Common Stock during each quarter of fiscal 2006 and 2005 as tracked on the Pink Sheets. The prices reflect inter-dealer quotations and may not represent actual transactions and do not include any retail mark-ups, markdowns or commissions.

	Fiscal 2006		Fiscal 2005
	High	Low	High	Low
1st Quarter	$11.65	$9.80	$9.55	$6.00
2nd Quarter	$11.41	$10.72	$10.15	$7.15
3rd Quarter	$11.00	$8.98	$9.70	$7.05
4th Quarter	$14.90	$9.95	$11.00	$9.15
     At July 10, 2006 there were 8,324,455 shares of Common Stock outstanding held by 41 holders of record. We have never declared or paid dividends on our Common Stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lender prohibits payment of dividends, except stock dividends, without the lender’s prior consent.
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

Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of March 31, 2006:

	(a)	(b)	(c)
	Number of securities to	Weighted-average	Number of securities remaining
	be issued upon exercise	exercise price	available for future issuance
	of outstanding options,	of outstanding options	under equity compensation plans
Plan Category	warrants and rights	warranties and rights	[excluding securities reflected in column (a)]
Equity compensation plans approved by securities holders	1,350,800 (1)	$7.05	585,050 (2)
Equity compensation plans not approved by security holders	N/A	N/A	N/A
Total	1,350,800	$7.05	585,050

(1)	Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, Director’s Plan, 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

(2)	Consists of options available for issuance under our 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.
Item 6 Selected Financial Data
     The following selected historical consolidated financial information as of and for each of the years ended March 31, 2006, 2005, 2004, 2003 and 2002, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

	Fiscal Year Ended March 31,
Income Statement Data	2006	2005	2004	2003	2002
Net sales	$112,103,000	$95,785,000	$80,548,000	$83,969,000	$87,059,000
Operating income	8,808,000	11,836,000	9,865,000	7,095,000	11,469,000
Net income	3,668,000	6,288,000	5,811,000	10,718,000	11,828,000
Basic net income per share	$0.44	$0.77	$0.72	$1.35	$1.63

Diluted net income per share	$0.43	$0.73	$0.69	$1.25	$1.52

	Fiscal Year Ended March 31,
Balance Sheet Data	2006	2005	2004	2003	2002
Total assets	$101,346,000	$83,348,000	$61,766,000	$56,739,000	$68,661,000
Working capital	46,567,000	42,820,000	35,818,000	25,590,000	5,083,000
Line of credit	6,300,000	—	3,000,000	9,932,000	28,029,000
Capital lease obligations — less current portion	4,857,000	938,000	1,247,000	209,000	915,000
Shareholders’ equity	51,732,000	47,224,000	40,381,000	34,910,000	24,188,000
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Private Securities Litigation Reform Act of 1995
     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing strain on our cash position, our ability to achieve positive cash flows from operations, potential future changes in our accounting policies that may be made as a result of an SEC review of our previously filed public reports, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, difficulty in obtaining component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Management Overview
     Sales in the retail and traditional markets in our product category have remained relatively steady in recent years. Both markets continue to experience consolidation. We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on ongoing changes and improvements to make our remanufacturing processes more efficient. Our movement to “lean manufacturing” cells, increased production in Malaysia, establishment of a production facility in northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus. During fiscal 2006, we opened our new remanufacturing facility in Mexico. We believe that production in Mexico lowers our production costs now that we have achieved an efficient level of production and absorbed the training time, cell transfer and other start-up production costs. As we ramped up production in Mexico earlier in fiscal 2006, however, these production inefficiencies and start-up costs adversely impacted our profit margins. In addition, we have experienced and expect to continue to experience an adverse impact on our profit margins as duplicate domestic overhead costs are slowly pared down.
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
     To grow our revenue base, we have been seeking to broaden our retail distribution network and have expanded our reach into the traditional warehouse and professional installer markets. We continue to expand our product offerings to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics.
     A significant amount of management’s time at the start of the current fiscal year was focused on responding to the SEC’s questions and comments with respect to our previously filed financial reports, and we have incurred significant general and administrative expenses in connection with those efforts and the associated restatement of our financial statements. We believe we have now substantially resolved the SEC’s inquiries concerning our previously filed public reports (although the SEC has not provided us with any confirmation in this regard).
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
Stock Adjustments; General Right of Return
     Under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory quantity of certain product lines exceeds the anticipated quantity of sales to end-user customers. Stock adjustment returns are not recorded until they are authorized by us and they do not occur at any specific time during the year. We provide for a monthly allowance to address the anticipated impact of stock adjustments based on customer’s inventory levels, movement and timing of stock adjustments. Our estimate of the impact on revenues and cost of goods sold of future inventory overstocks is made at the time revenue is recognized for individual sales and is based on the following factors:
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
     In addition to stock adjustment returns, we also allow our customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of customer returns, including slow moving and other inventory, to 20% of unit sales. We provide for such anticipated returns of inventory in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.
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

Accounting for Under Returns of Cores
     Based on our experience, contractual arrangements with customers and inventory management practices, we receive and purchase a used but remanufacturable core from customers for more than 90% of the remanufactured alternators or starters we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of cores lagging sales. Our customers typically purchase more cores than they return during the months of April through September (the first six months of the fiscal year) and return more cores than they purchase during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. In fiscal year 2005, we began to recognize core charge revenue from under return of cores on a quarterly basis. The rate at which core revenue is recognized is based on our historical experience of customers paying cash for cores in lieu of returning cores for credit.
Sales Incentives
     We provide various marketing allowances to our customers, including sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided.
Accounting for Deferred Taxes
     The valuation of deferred tax assets and liabilities is based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” For fiscal 2006 and 2005 management determined that there was no valuation allowance necessary for deferred tax assets.
Financial Risk Management and Derivatives
     We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. Our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate the risk of currency fluctuation between the U.S. dollar and the Mexican peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For fiscal 2006, the net effect of the foreign exchange contracts was an approximate gain of $36,000.
Results of Operations
     The following table summarizes certain key operating data for the periods indicated:

	Fiscal Year Ended March 31,
	2006	2005	2004
Gross margin	24.9%	28.2%	27.4%
Cash flow from operations	$(11,040,000)	$4,447,000	$15,152,000
Finished goods turnover (1)	2.39	3.08	4.85
Finished goods turnover, excluding POS inventory (2)	4.48	5.28	N/A
Return on equity (3)	7.8%	15.6%	16.6%

(1)	Finished goods turnover is calculated by dividing the cost of goods sold for the annual periods by the average of the finished goods inventory values at the beginning and the end of each of the annual periods. We believe that this provides a useful measure of our ability to turn production into revenue.

(2)	Finished goods turnover, excluding POS inventory is calculated on the same basis as in note (2) except that pay-on-scan inventory is excluded from the beginning and ending finished good inventory values averaged. We believe that this provides a useful measure of our ability to manage the inventory which is within our physical control.

(3)	Return on equity is computed as net income divided by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably.
     Following is our results of operation, reflected as a percentage of net sales:

	Fiscal Year Ended March 31,
	2006	2005	2004
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	75.1%	71.8%	72.6%

Gross Margin	24.9%	28.2%	27.4%
General and Administrative Expenses	12.8%	12.1%	11.9%
Sales and Marketing Expenses	3.2%	2.9%	2.5%
Research and Development	1.1%	0.8%	0.7%

Operating Income	7.8%	12.4%	12.3%
Interest Expense, net of Interest Income	2.6%	1.8%	1.2%

Income Before Income Taxes	5.2%	10.6%	11.1%
Provision for Income Tax	1.9%	4.0%	3.9%

Net Income	3.3%	6.6%	7.2%

Fiscal 2006 compared to Fiscal 2005
     Net Sales. Gross sales in fiscal 2006 increased by approximately $24,179,000 or 18.2% primarily due to the ramp up in sales to one of the largest automobile manufacturers that distributes our products directly to the professional installer market. Gross sales also increased due to an increase of $3,991,000 in revenue from unreturned cores and an increase in royalty income of $281,000. The stock adjustment and other returns which offset gross sales increased $1,238,000 due primarily to the increase in gross sales in fiscal 2006 over fiscal 2005. For fiscal 2006 and 2005, we recorded a reduction in gross sales of $18,620,000 and $11,996,000 respectively attributable to discounts and allowances. The increase of $6,624,000 or 55.2% in fiscal 2006 over fiscal 2005 included $4,094,000 of front loaded marketing allowances we provided for new business from several of our customers. The remainder of the increase in discounts and allowances was due to the impact of increased unit sales on existing discount programs and additional short term discounts that we provided to respond to continuing competitive pressures. As a result of these factors, net sales for fiscal 2006 increased $16,318,000 or 17.0% to $112,103,000 over the net sales for fiscal 2005 of $95,785,000.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased to 75.1% in fiscal 2006 from 71.8% in fiscal 2005 causing a decrease in the gross margin percentage to 24.9% in fiscal 2006 from 28.2% in fiscal 2005. Approximately 4.3% of the decrease in the gross margin percentage resulted from the $6,565,000 increase in discounts and allowances, which reduce reported sales but do not impact the cost of goods associated with those sales. In addition, facility start-up costs of $699,000 related to our new production location in Tijuana, Mexico and our new distribution center in Nashville, Tennessee contributed to this decrease. These decreases were partially offset by higher unreturned core revenue, which has a higher margin than unit sales, and higher royalty income, which has no associated cost of sales.
     General and Administrative. Our general and administrative expenses increased to $14,337,000 for fiscal 2006 from $11,622,000 for fiscal 2005. This $2,715,000 and 23.4% increase is due to increases in the outside professional and consulting fees associated with the SEC’s review of our SEC filings and the related restatement of our financial statements of approximately $364,000, administrative start-up costs of approximately $716,000 related to our new production location in Tijuana, Mexico and our new distribution center in Nashville, Tennessee, consulting fees of approximately $300,000 incurred toward reaching compliance with the requirements of the Sarbanes-Oxley Act of 2002, and increases in headcount to strengthen the administrative departments and support the additional sales volume. These increases were partially offset by a $188,000 decrease in the expenses associated with our indemnification of Richard Marks, a former officer, in connection with the SEC’s and the United States Attorney’s investigation of him.
     Sales and Marketing. Our sales and marketing expenses increased by $777,000 or 28.2% to $3,536,000 for fiscal 2006 from $2,759,000 for fiscal 2005. This increase is primarily attributable to increases in advertising costs from $87,000 in fiscal 2005 to $320,000 in fiscal 2006 and increases in staffing in the sales and marketing departments to support the increased sales volume and customer base and costs incurred in connection with the printing and electronic conversion of our product catalog.
     Research and Development. Our research and development expenses increased over the prior year by $398,000 or 47.6% to $1,234,000 for fiscal 2006 from $836,000 for fiscal 2005. This increase was attributable to personnel hired and the cost of personnel reassigned to assist with the research and development needs of our new and expanded business.
     Interest Expense. For fiscal 2006, interest expense, net of interest income, was $2,954,000. This represents an increase of $1,262,000 over net interest expense of $1,692,000 for fiscal 2005. This increase was principally attributable to an increase in the average outstanding loan balance on our line of credit and increases in short-term interest rates on both the line of credit and the accounts receivable we discounted under our factoring agreements. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables factoring arrangements and interest on our capital leases.
     Income Tax. For the fiscal 2006 and 2005, we recognized income tax expense of $2,186,000 and $3,856,000, respectively. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
Fiscal 2005 compared to Fiscal 2004
     Net Sales. Our net sales for fiscal 2005 were $95,785,000, an increase of $15,237,000 or 18.9 % over fiscal year 2004 net sales of $80,548,000. In addition to increased sales to existing customers, net sales was also positively impacted by a one-time refund of $1,673,000 resulting from a modified arrangement we entered into with a customer in August 2004 that terminated a discount arrangement. In addition, revenues from the under-return of cores by our customers, which are included in net sales, increased by $2,018,000 to $5,046,000 for fiscal year 2005 from $3,028,000 for fiscal 2004. The increase in sales was partially offset by the increase in all marketing allowances, which are accounted for as a reduction to sales, from $6,784,000 in fiscal 2004 to $11,317,000 in fiscal 2005.
     The increase in net sales for the year ended March 31, 2005, did not fully reflect the increased volume in products that we have shipped to our largest customer on a pay-on-scan (“POS”) basis. These shipments resulted in an increase in our pay-on-scan inventory from $2,346,000 at March 31, 2004 to $17,036,000 at March 31, 2005.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales remained relatively flat and decreased from 72.6% in fiscal 2004 to 71.8% in fiscal 2005. This percentage was positively impacted by the one-time refund of $1,673,000 noted above, for which there was no cost of goods sold, and higher revenues from core under-returns, which have a higher margin than unit sales. Also, our production in Malaysia increased from 9% of total units produced in fiscal 2004 to 15% of total units produced in fiscal 2005. Because overseas remanufacturing has lower production costs compared to domestic production, this increase in overseas production helped reduce our cost of goods sold as a percentage of net sales during fiscal 2005 compared to fiscal 2004. These positive developments were partially offset by higher per unit remanufacturing costs associated with the ramped up production at our Torrance facility that was made to meet demands associated with the new business we received.
     General and Administrative. Our general and administrative expense for fiscal 2005 was $11,622,000, which represents an increase of $1,993,000 or 20.7%, from fiscal 2004 of $9,629,000. This increase is principally due to an increase of $1,310,000 in outside professional and consulting fees associated with the SEC’s review of our SEC filings and the related restatement of our financial statements, an increase of approximately $809,000 primarily related to higher staffing levels required by new corporate initiatives, approximately $694,000 in expenses we incurred in fiscal 2005 to establish our remanufacturing facility in Mexico, an increase of $140,000 related to the information technology and operating system repairs and maintenance, and approximately $137,000 primarily related to the acquisition of additional software licenses. These increases were partially offset by a $410,000 decrease in the expenses associated with our indemnification of Richard Marks, a former officer, in connection with the SEC’s and the U.S. Attorney’s investigations of him. In addition, fiscal 2004 included a $400,000 contract settlement payment to Richard Marks, who at the request of the Board of Directors, submitted his resignation as an Advisor to the Board and the Chief Executive Officer in September 2003.
     Sales and Marketing. Our sales and marketing expenses increased by $782,000 or 39.6% to $2,759,000 for fiscal 2005 from $1,977,000 for fiscal 2004. This increase is principally attributable to costs incurred in connection with various marketing initiatives undertaken to strengthen our overall market presence and increase our sales to both the retailers and the traditional warehouse market. These initiatives included an update to, and electronic conversion of, our product catalog, and the development of an interactive website for consumer use. In addition, in November 2003 we hired a new senior sales executive, and related support staff, to target the traditional warehouse market. Though the traditional marketplace now represents only a small portion of our business, management believes the traditional channels represent a growth opportunity for us.
     Research and Development. Our research and development expenses increased over the year by $271,000 or 48.0% to $836,000 for fiscal 2005 from $565,000 for fiscal 2004. This increase was primarily attributable to personnel hired to assist with our expanded business.
     Interest Expense. For fiscal 2005, interest expense, net of interest income, was $1,692,000. This represents an increase of $761,000 over net interest expense of $931,000 for fiscal 2004. This increase was principally attributable to an increase in short-term interest rates and an increase of $32,220,000 in the amount of accounts receivables that we discounted under our factoring arrangements. This increase was offset by the payoff of the outstanding loan balance under our line of credit in the first quarter of fiscal 2005. Our outstanding loan balance under this line of credit was $3,000,000 as of March 31, 2004. Interest expense is comprised principally of discounts recognized in connection with our receivables discounting arrangements, interest on our line of credit facility and capital leases.
     Income Tax. For fiscal 2005 and 2004, we recognized income tax expense of $3,856,000 and $3,123,000, respectively. At March 31, 2005 we had available $2,509,000 of federal carry forwards for income tax purposes.
Liquidity and Capital Resources
     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, a capital financing sale-leaseback transaction with our bank, and the use of our bank credit facility. Our working capital needs have increased significantly in light of the ramped up production demands associated with our new or expanded customer arrangements and the adverse impact that the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships have on the near-term revenues and associated cash flow from these arrangements. Since the sales program to one of the world’s largest automobile manufacturers under an agreement we signed with this customer during the fourth quarter of fiscal 2005 was not fully launched in the expected timeframe, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. Because our net operating loss carry forwards for tax purposes have been utilized, we anticipate that our future cash flow will be negatively impacted by our future tax payments. In addition, the costs associated with the establishment of our Mexican facility and the related remanufacturing inefficiencies and duplicative overhead have put an additional strain on our cash position. Finally while our cash position did benefit from the way in which the purchase of the transition inventory associated with our POS arrangement has been structured, as anticipated, satisfaction of the credit due the customer through the issuance of credits against that customer’s receivables has most recently had a negative impact on our cash flow. Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations and the availability under our bank credit facility will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year. We may however, seek additional financing to pursue future business opportunities.
Working Capital and Net Cash Flow
     At March 31, 2006, we had working capital of $46,567,000, a ratio of current assets to current liabilities of 2.1:1 and cash and cash equivalents of $400,000, which compares to working capital of $42,820,000, a ratio of current assets to current liabilities of 2.25:1, and cash and cash equivalents of $6,211,000 at March 31, 2005. Working capital increased primarily due to increases in inventory and unreturned inventory of $15,393,000 and a decrease in credit due customer of $10,750,000 offset by decreases in cash of $5,811,000 and increases in the line of credit of $6,300,000 and accounts payable and accrued liabilities of $8,750,000.
     Our net cash used in operating activities was $11,040,000 for fiscal 2006, compared to net cash provided by operations of $4,447,000 for fiscal 2005. The decrease of $15,487,000 from 2005 to 2006 was primarily due to the impact of the POS arrangement on our cash flow. When the arrangement began, the sales of transition inventory exceeded the amount of the credits provided to the customer and resulted in a net cash inflow of $12,543,000 in fiscal 2005. As sales of transition inventory dropped the amount of credits provided to the customer exceeded these sales and resulted in a net cash outflow of $10,750,000 in fiscal 2006. Cash flow from operating activities was also impacted by the decline in our net income from $6,288,000 in fiscal 2005 to $3,668,000 in fiscal 2006.

     Inventory was notably impacted by our new long term customer arrangements. Inventory increased by a total of $10,347,000 principally due to increased production to meet the product availability requirements of the new business we obtained during the current fiscal year.
     Net accounts receivable increased by $2,512,000 as of March 31, 2006 compared to March 31, 2005. The increase was primarily due to the increased level of sales year on year, offset by increases in reserves for stock adjustments and other customer allowances which are netted against accounts receivable.
     The increase in our line of credit of $6,300,000 was largely incurred to finance our satisfaction of the POS transition inventory arrangement discussed above.
     Accounts payable at March 31, 2006 were $21,882,000 compared to $14,502,000 at March 31, 2005. The $7,380,000 increase in accounts payable is consistent with our increased production in fiscal 2006 to meet the increased sales volumes and the product availability requirements of the new business we realized during fiscal 2006.
     Our utilization of federal and state net operating loss carry forwards positively impacted our cash flow by $612,000 during fiscal 2006. At March 31, 2006, we had no remaining net operating loss carry forwards. Because our net operating loss carry forwards for tax purposes have now been fully utilized, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
     We used net cash in investing activities for fiscal 2006, 2005 and 2004. In fiscal 2006, we obtained net cash from a capital lease agreement with our bank. This agreement provided us with $4,110,000 of equipment financing, payable in monthly installments of $81,000 over the 60 month term of the lease agreement, with a one dollar purchase option at the end of the lease term. This financing arrangement has an effective interest rate of 6.75%. The proceeds were used to pay down the line of credit, which was the source of cash for capital expenditures of $4,372,000 during fiscal 2006. We expect to use cash in investing activities for the foreseeable future.
     Our net cash in flows from financing activity for fiscal 2006 consisted primarily of borrowings under our line of credit totaling $6,300,000, proceeds from the exercise of stock options of $286,000 offset by payments on our capital lease obligations of $1,002,000.
Capital Resources
Line of Credit
     In April 2006, we entered into an amended credit agreement with our bank that increased our credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008, and changed the manner in which the margin over the benchmark interest rate is calculated. Starting June 30, 2006, the interest rate will fluctuate based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin dependant upon the leverage ratio as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by Borrower	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Banks Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
     The bank holds a security interest in substantially all of our assets. As of March 31, 2006, we had reserved $4,364,000 of our line for standby letters of credit for worker’s compensation insurance, and $6,300,000 was outstanding under this revolving line of credit.
     The credit agreement as amended includes various financial conditions, including minimum levels of tangible net worth, cash flow, fixed charge coverage ratio, maximum leverage ratios and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer our CEO.

     Under the amended credit agreement, we have also agreed to pay a quarterly fee, commencing on June 30, 2006 of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00 as of the last day of the previous fiscal quarter on any difference between the $25,000,000 commitment and the average of the daily outstanding amount of credit we actually use during each quarter. A fee of $125,000 was charged by the bank in connection with the amendment. The fee is payable in three installments of $41,666, one on the date of the amendment to the credit agreement, one on or before February 1, 2007 and one on or before February 1, 2008.
As of March 31, 2006, we were not in default of any of the covenants of the credit agreement.
Receivable Discount Program
     Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at an agreed upon discount set at the time the receivables are sold. The discount has averaged 3.1% during fiscal 2006 and has allowed us to accelerate collection of receivables aggregating $77,683,000 by an average of 189 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during fiscal 2006 was 5.9%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $2,292,000 during fiscal 2006. These interest costs will increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.
Multi-year Vendor Agreements
     We significantly expanded our production during fiscal 2006 to meet our obligations arising under our multi-year vendor agreements. This increased production caused significant increases in our inventories, accounts payable and employee base. With respect to merchandise covered by the pay-on-scan arrangement with our largest customer, the customer is not obligated to purchase the goods we ship to it until that merchandise is purchased by one of its customers. While this arrangement will defer recognition of income from sales to this customer, we do not believe it will ultimately have an adverse impact on our liquidity. In addition, although the significant marketing allowances we have provided our customers as part of these multi-year agreements meaningfully limit the near-term revenues and associated cash flow from these new or expanded arrangements, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
     As part of our POS arrangement with our largest customer, we agreed to purchase the customer’s inventory of alternators and starters that is being transitioned to a POS basis. The customer is paying us the proceeds from its POS sale of this transition inventory, and we paid for this inventory through the issuance of monthly credits to this customer, that ended in April 2006. Because we collected cash for the transition inventory before we issued the monthly credits to purchase this inventory during the initial phase of this arrangement, this transaction helped finance our inventory build-up to meet production requirements. As anticipated, satisfaction of the credit due customer through the issuance of credits against that customer’s receivables has had a negative impact on our cash flow. While we did not record the approximately $24,000,000 of transition inventory that we purchased or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net liability to this customer of $1,793,000 at March 31, 2006.
     In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We have expanded our operations and built-up our inventory to meet the requirements of this contract and have incurred certain transition costs associated with this build-up. As part of the agreement, we agreed to grant this customer $6,000,000 of credits that are being issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and the remaining $2,400,000 is scheduled to be issued in annual payments of $600,000 from fiscal 2007 to fiscal 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. Our cash flow has been adversely impacted by the operational steps we have taken and the marketing allowances we agreed to in order to respond to this opportunity. In addition, sales to this customer during the initial term of this agreement have been below expectations. As a result, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. We believe, however, that this new business will improve our overall liquidity over time.
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
     Our customers continue to aggressively seek extended payment terms, pay-on-scan inventory arrangements, significant marketing allowances, price concessions and other terms adversely affecting our liquidity and reported operating results.
Capital Expenditures and Commitments
     Our capital expenditures were $5,937,000 for fiscal 2006. Approximately $3,043,000 of these expenditures related to our Mexico production facility, with the remainder for recurring capital expenditures.
Contractual Obligations
     The following summarizes our contractual obligations and other commitments as of March 31, 2006, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
		Less than			More than
Contractual Obligations	Total	1 year	1-3 years	3-5 years	5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$7,291,000	$1,874,000	$3,403,000	$2,014,000	—
Operating Lease Obligations	$15,636,000	$2,268,000	$1,723,000	$1,591,000	$10,054,000
Purchase Obligations	$13,518,000	$6,491,000	$4,736,000	$2,175,000	$116,000
Other Long-Term Obligations	$11,675,000	$3,041,000	$4,511,000	$3,178,000	$945,000

Total	$48,120,000	$13,674,000	$14,373,000	$8,958,000	$11,115,000

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
Recent Accounting Pronouncements
     In November 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). This Statement adopts the International Accounting Standard Board’s ( IASB) view that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the FASB made the decision to clarify the meaning of the term “normal capacity”. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. We believe this new pronouncement may apply due to our transition of production to offshore locations, but management cannot currently quantify the impact, if any, on our financial statements in future periods.
     In December 2004, the FASB issued the revised Statement No. 123R “Accounting for Stock Based Compensation” (FAS 123R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of an equity instrument. FAS 123R will apply to all equity instruments awarded, modified or repurchased for fiscal years beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for FAS 123R. In accordance with this rule, we will be adopting FAS 123R effective April 1, 2006 using the modified prospective adoption method. We did not modify the terms of any previously granted options in anticipation of the adoption of FAS 123R. We expect the application of the expensing provisions of FAS 123R to result in a pretax compensation expense of approximately $461,000 in fiscal 2007 based on the future vesting schedules of current stock based compensation grants and adjusted for estimated cancellations or forfeitures based on our historical rate for such occurrences.
Item 7A Quantitative and Qualitative Disclosures About Market Risk
     Our primary market risk relates to changes in interest rates and currency exchange rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates and currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As our overseas operations expand, our exposure to the risks associated with currency fluctuations will increase.
     Our primary interest rate exposure relates to our outstanding short-term and long-term borrowings, some of which carry variable interest rates and the impact of interest rate movements on the cost of the receivable discount program we have established with two of our customers. While we cannot predict the impact interest rate movements will have on our existing borrowings, we evaluate our current financial position as it relates to our debt on an on-going basis.
     Our $25,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. Based upon the $6,300,000 that was outstanding under our line of credit as of March 31, 2006, an increase in interest rates of 1% would increase our annual net interest expense by $63,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, the Singapore dollar, and, in fiscal 2006 we began to transact business in the Mexican peso. Our total foreign assets were $3,918,000 and $985,000 as of March 31, 2006 and 2005, respectively.
     During the past three years, we have experienced a $28,000 gain, $6,000 gain, and an $8,000 gain, in fiscal years 2006, 2005 and 2004, respectively, relative to our transactions involving the Malaysian Ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
     We anticipate that our exposure to currency risks will increase significantly as we expand our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. During fiscal 2006, we recognized a gain of $36,000 associated with these forward exchange contracts.

Item 8 Financial Statements and Supplementary Data
     The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 included herein.
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 9A Controls and Procedures
     In connection with the preparation and filing of this Annual Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted as of the end of the period covered by this report, pursuant to the Securities and Exchange Act of 1934, as amended.
     Based on this evaluation, our chief executive officer and chief financial officer concluded that there remain certain deficiencies we consider to be material weaknesses in our disclosure controls and procedures as of the end of the period covered by this report, notwithstanding the improvements we have made in this regard. These deficiencies are discussed below.
     Because we receive a critical remanufacturing component through customer returns and we offer marketing allowances and other incentives that impact revenue recognition, we recognize that the accounting for our operations is more complex than that for many businesses of our size or larger. In addition, the expansion of our overseas operations and the increase in our overall level of activity have put additional strains on our system of disclosure controls and procedures. To address this, we have added an experienced new chief financial officer and a new controller to help assure that we remain current with the relevant accounting literature and official pronouncements and that our disclosure controls and procedures remain effective and up-to-date. Our chief financial officer regularly reviews our accounting controls and procedures to identify and address areas where these controls could be improved.
     During the audit of our financial statements included in this Form 10-K for the year ended March 31, 2006, Grant Thornton LLP, our independent auditing firm, notified our Audit Committee and management that they had identified material weaknesses in our internal controls. Grant Thornton noted that (i) we failed to record unreturned core inventory and core charge revenue for the core portion of certain finished goods sold, (ii) we overstated inventory by not properly tracking unreturned core inventory from POS sales and (iii) we incorrectly calculated the value of finished goods to be returned from customers through stock adjustments. In addition, Grant Thornton noted discrepancies in our allocation of indirect labor costs to value finished goods inventory. We believe these errors were mainly attributable to the inexperience of personnel recently reassigned in our accounting department.
     As part of our current evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer, we undertook a review of our accounting policies and procedures and the relevant accounting literature and pronouncements, and considered Grant Thornton’s views in this regard, together with our own observations. Based upon this evaluation, we have concluded that there is a material weakness in our disclosure controls and procedures, as summarized above.
     In an on-going effort to remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls. We believe these changes to our disclosure controls and procedures and the ones discussed above will be adequate to provide reasonable assurance that the objectives of these control systems will be met.
     Except as noted in the preceding paragraphs, there have been no changes in our internal control, over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect financial reporting.

PART III
Item 10. Directors and Executive Officers of the Registrant
     Our directors, their ages and present positions with us as of July 10, 2006 are as follows:

Name	Age	Position with the Company
Selwyn Joffe	48	Chairman of the Board of Directors, President and Chief Executive Officer
Mel Marks	78	Director and Consultant
Irv Siegel	60	Director, Chairman of the Compensation Committee, and member of the Audit and Ethics Committees
Philip Gay	48	Director, Chairman of the Audit and Ethics Committees, and member of the Compensation Committee
Rudolph J. Borneo	65	Director and member of the Audit, Compensation and Ethics Committees
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
     Philip Gay joined our Board of Directors on November 20, 2004. Mr. Gay is currently serving as President and Chief Executive Officer of Grill Concepts, Inc., a publicly-traded company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 until he joined Grill Concepts, Inc. in June 2004, Mr. Gay served as Managing Director of Triple Enterprises, a business advisory firm that assisted mid-cap sized companies with financing, mergers and acquisitions, franchising and strategic planning. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he served as Chief Financial Officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996) and held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also on the financial advisory board for Concours Consulting and is a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay is the Chairman of our Audit and Ethics Committees, and a member of our Compensation Committee.
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

Board Committee Memberships
     Our Audit Committee is comprised of three members — Messrs. Borneo, Gay and Siegel. Mr. Gay is the audit committee financial expert.
     Our Board of Directors formally approved the creation of our Ethics Committee on May 8, 2003 and adopted a Code of Business Conduct and Ethics, which applies to all our employees. This committee is currently comprised of Messrs. Gay, Borneo and Siegel, with Mr. Gay serving as Chairman.
     Our Compensation Committee is comprised of three members — Messrs. Borneo, Gay and Siegel, with Mr. Siegel serving as Chairman.
     Our Board of Directors formally approved the creation of our Nominating and Corporate Governance Committee on June 13, 2006. This committee is comprised of Messrs. Gay, Borneo and Siegel.
     Each of Messrs Borneo, Gay and Siegel is “independent” within the meaning of federal securities laws and of the New York Stock Exchange.
Information about our non-director executive officers
     Our executive officers (other than executive officers who are also members of our board of directors), their ages and present positions with our company, are as follows:

Name	Age	Position with the Company
Steven Kratz	51	Vice President-QA/Engineering
Mervyn McCulloch	62	Chief Financial Officer
Michael Umansky	64	Vice President, Secretary and General Counsel
     Our executive officers are appointed by and serve at the discretion of our Board of Directors. A brief description of the business experience of each of our executive officers, other than executive officers who are also members of our Board of Directors, is set forth below.
     Steven Kratz, our Vice President-QA/Engineering, has been employed by our company since 1988 and assumed the position of Vice President-QA/Engineering in 2001. Before joining us, Mr. Kratz was the General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts. As Vice-President-QA/Engineering, Mr. Kratz heads our quality assurance, research and development and engineering departments.
     Mervyn McCulloch was appointed our chief financial officer on October 28, 2005. From November 2003 until he joined our company, Mr. McCulloch served as chief executive officer and chief financial officer of Instone LLC, a sports nutrition and diet products company based in Irvine, California. From November 2001 until November 2003, Mr. McCulloch was a business consultant advising start-ups, turnaround candidates and other companies seeking equity funding. From April 1990 until October 2001, he served as chief financial officer of three public companies — Inovio Biomedical Corp., Global Diamonds Inc and Armor All Products Corp., all based in Southern California. Mr. McCulloch is a certified public accountant and was a partner of Deloitte & Touche from March 1972 to March 1990. Mr. McCulloch is a graduate of the University of South Africa and of the University of Witwatersrand Graduate Business School Executive Development Program.
     Michael Umansky has been our Vice President and General Counsel since January 2004 and is responsible for all legal matters. The additional appointment as Secretary became effective September 1, 2005. Mr. Umansky was a partner of Stroock & Stroock & Lavan LLP, and the founding and managing partner of its Los Angeles office from 1975 until 1997 and was Of Counsel to that firm from 1998 to July 2001. Immediately prior to joining our company, Mr. Umansky was in the private practice of law, and during 2002 and 2003, he provided legal services to us. From February 2000 until March 2001, Mr. Umansky was Vice President, Administration and Legal, of Hiho Technologies, Inc., a venture capital financed producer of workforce management software. Mr. Umansky is admitted to practice law in California and New York and is a graduate of The Wharton School of the University of Pennsylvania and Harvard Law School.

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
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission (the “SEC”) initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no Form 4s were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the 2006 fiscal year, except that a timely filing was not made of a Statement of Changes in Beneficial Ownership on Form 3 for Mervyn McCulloch upon the initial grant of stock options to him on October 28, 2005. This filing was made on November 14, 2005.
Item 11. Executive Compensation
     The following table sets forth information concerning the annual compensation of our Chief Executive Officer and the other four most highly compensated executive officers and other individuals for whom disclosure is required, whose salary and bonus exceeded $100,000 for the 2006 fiscal year and for services in all capacities to us during our 2005 and 2004 fiscal years. We refer to these individuals as our named executive officers.

						Shares
				Other Annual		Underlying	All Other
Name & Principal Position	Year	Salary	Bonus	Compensation		Options(2)	Compensation(3)
Selwyn Joffe (1)	2006	$542,000	$500,000	$—		150,000	$29,000
Chairman of the Board	2005	$542,000	$600,000	$—		200,000	$29,000
President & CEO	2004	$457,000	$500,000	$89,000		101,500	$28,000

Mel Marks	2006	$—	$—	$350,000	(4)	—	—
Director and Consultant	2005	$—	$—	$350,000	(4)	—	—
	2004	$—	$50,000	$350,000	(4)	1,500	—

Mervyn McCulloch (5)	2006	$100,000	$—	$—		25,000	$3,000
Current Chief Financial Officer

Michael Umansky (6)	2006	$400,000	$40,000	$—		25,000	$—
Vice President, Secretary & General Counsel	2005	$400,000	$—	$—		—	$—
	2004	$100,000	$—	$300,000		—	$—

Steven Kratz	2006	$225,000	$20,000	$128,000	(7)	6,000	$6,000
Vice President, QA/Engineering	2005	$231,000	$30,000	$50,000	(7)	2,500	$—
	2004	$231,000	$19,000	$61,000	(7)	—	$—

Charles Yeagley (8)	2006	$121,000	$55,000	$325,000		—	$18,000
Prior Chief Financial Officer	2005	$221,000	$55,000	$—		15,000	$29,000
	2004	$239,000	$65,000	$—		—	$28,000

(1)	Mr. Joffe became our President and Chief Executive Officer in February 2003. The salary amount shown for fiscal year 2004 is based upon an annualized salary rate of $542,000, Mr. Joffe’s salary level for fiscal 2004. The other annual compensation amount in fiscal 2004 includes the amounts paid to Protea Group Inc., a consulting company wholly-owned by Mr. Joffe. Our contract with Protea was terminated when Mr. Joffe became our President and Chief Executive Officer.

(2)	Shares Underlying Options represents the number of options to purchase common shares granted to each named employee during each of the fiscal years under various stock option plans and with various vesting periods and exercise prices. Details on the most recent year’s options granted appear in “Option Grants in the Last Fiscal Year” below.

(3)	All Other Compensation represents reimbursements for expenses paid by the employee for items such as health insurance premiums and automobile expenses.

(4)	Represents an annual consulting fee. See “Compensation of Directors” below.

(5)	Mr. McCulloch was appointed our Chief Financial Officer on October 28, 2005. The salary amount shown for fiscal 2006 is based on upon an annualized salary of $250,000, which is Mr. McCulloch’s current salary level.

(6)	Mr. Umansky became our Vice President and General Counsel on January 1, 2004. The salary amount shown for fiscal 2004 is based on upon an annualized salary of $400,000, Mr. Umansky’s annual salary level for that period. The other annual compensation amount in 2004 represents legal fees paid to Mr. Umansky from April 1, 2003 to December 31, 2003.

(7)	Represents compensation from the exercise of employee stock options.

(8)	Mr. Yeagley submitted his resignation as chief financial officer and secretary effective August 31, 2005. He acted as the Board appointed interim chief financial officer until the appointment of Mr. McCulloch as chief financial officer effective October 28, 2005. The other annual compensation amount represents $253,000 in compensation from the exercise of employee stock options and $72,000 in fees paid to Mr. Yeagley for acting as interim chief financial officer from September 1, 2005 to October 28, 2005 and for additional services rendered through March 31, 2006.
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
     At the November 30, 2004 annual meeting of shareholders, our shareholders approved the 2004 Non-Employee Director Stock Plan. A total of 175,000 shares of common stock have been reserved for grants of stock options under the 2004 Non-Employee Director Stock Option Plan. Each non-employee director is granted options to purchase 25,000 shares of our common stock upon their election to our Board of Directors and is awarded an option to purchase an additional 3,000 shares of our common stock for each full year of service on our Board of Directors. The exercise price for each of these options is equal to the fair market value of our common stock on the date the option is granted. The exercise price of an option is payable only in cash. Each of these options will have a ten-year term. One-third of the options will be exercisable immediately upon grant, and one-half of the remaining portion of each option grant will vest and become exercisable on the first and second anniversary dates of the date of grant, assuming that the non-employee director remains on our Board on each such anniversary date. In the event of a change of control, we may, after notice to the grantee, require the grantee to “cash-out” his rights by transferring them to us in exchange for their equivalent “cash value.” The Board does not have the right to modify the number of options granted to a non-employee director or the terms of the option grants under the 2004 Non-Employee Director Stock Plan.
Option Grants in the Last Fiscal Year
     The following table provides summary information regarding stock options granted during fiscal 2006 to each of our named executive officers. The potential realizable value is calculated assuming that the fair market value of our common stock appreciates at the indicated annual rate compounded annually for the entire term of the options, and that the option is exercised and sold on the last day of its term for the appreciated stock price. The assumed rates of appreciation are mandated by the rules of the SEC and do not represent our estimate of the future prices or market value of our common stock.

		% of Total			Potential Realizable Value at
	Number of	Options			Assumed Annual Rates of Stock
	Securities	Granted To			Price Appreciate for
	Underlying	Employees in	Exercise or	Expiration	Option Terms
Name	Options Granted	Fiscal 2006	Base Price	Date	5%($)	10%($)
Selwyn Joffe	150,000	37.0%	$10.01/share	11/02/2015	$945,000	$2,392,500
Mervyn McCulloch	25,000	6.2%	$ 9.65/share	10/28/2015	$151,750	$384,500
Michael Umansky	25,000	6.2%	$10.01/share	11/02/2015	$157,500	$398,750
Steven Kratz	6,000	1.4%	$10.01/share	11/02/2015	$37,800	$95,700
Totals	206,000	50.8%
Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values
     The following table sets forth the number and value realized from options exercised during fiscal 2006 and in addition the exercisable and unexercisable options still held as of March 31, 2006 by each of our named executive officers.

			Number of Securities Underlying		Value of Unexercised
	Shares		Unexercised Options at		In-the-Money Options
	Acquired on	Value	March 31, 2006		at March 31, 2006
	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Selwyn Joffe	—	—	539,750	100,000	$3,763,740	$334,000
Mel Marks	—	—	6,000	—	68,490	—
Mervyn McCulloch	—	—	—	25,000	—	$92,500
Michael Umansky	—	—	8,333	16,667	$27,832	$55,668
Steven Kratz	20,000	$128,000	40,100	4,000	$381,425	$13,360
Charles Yeagley	25,000	$253,000	—	—	—	—
Employment Agreements
     On February 14, 2003, we entered into an employment agreement with Selwyn Joffe pursuant to which he is employed full-time as our President and Chief Executive Officer in addition to serving as our Chairman of the Board of Directors. This agreement, which was negotiated on our behalf by Mel Marks, the then Chairman of the Compensation Committee was originally scheduled to expire on March 31, 2006. The February 14, 2003 agreement provided for an annual base salary of $542,000, and participation in our executive bonus program. Mr. Joffe remains entitled to receive a transaction fee of 1.0% of the “total consideration” of any equity transaction his efforts bring to us that we previously agreed to provide to him as part of a prior consulting agreement with Protea Group, Mr. Joffe’s company. Mr. Joffe also participates in the stock option plans approved for by the shareholders and also receives other benefits including those generally provided to other employees.
     On April 22, 2005, we entered into an amendment to our employment agreement with Mr. Joffe. Under the amendment, Mr. Joffe’s term of employment was extended from March 31, 2006 to March 31, 2008. His base salary, bonus arrangements, 1% transaction fee right and fringe benefits remained unchanged.
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
Performance Graph
     The following graph compares the cumulative return to holders of common stock for the fiscal years ended March 31, 2002, 2003, 2004, 2005 and 2006 with the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Market Index and an index for our peer group. The comparison assumes $100 was invested at the close of business on March 31, 2001 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

     Annual Return Percentage — Based upon historical performance, the following table depicts the annual percentage return earned in each of the three comparison groups:
Total Shareholder Returns-Dividends Reinvested
Annual Return Percentage

	Year Ended March 31,
Company/Index	2002	2003	2004	2005	2006
Motorcar Parts of America, Inc.	225.00%	-50.55%	271.11%	31.15%	21.92%
Peer Group	152.19%	-28.01%	43.21%	5.71%	2.77%
NASDAQ	0.61%	-26.98%	49.38%	0.85%	18.01%
     Indexed Returns — Based upon historical performance, the following table displays the results of $100 invested at the close of business on March 31, 2000 in the Common Stock of each of the comparison groups and assumes reinvestment of dividends:
ZACKS TOTAL RETURN ANNUAL COMPARISON
5 YEAR CUMULATIVE TOTAL RETURN SUMMARY
Through March 31, 2006

		2001	2002	2003	2004	2005	2006
MPA	Return%		225.00	-50.55	271.11	31.15	21.92
	Cum $	$100.00	$325.00	$160.73	$596.46	$782.25	$953.68
NASDAQ	Return%		0.61	-26.98	49.38	0.85	18.01
	Cum $	$100.00	$100.61	$73.47	$109.75	$110.68	$130.62
Peer Group	Return%		152.19	-28.01	43.21	5.71	2.77
	Cum $	$100.00	$252.19	$181.56	$260.01	$274.87	$282.48
     Corporate Performance Graph with peer group uses peer group only performance and excludes Motorcar Parts.
     Peer group indices use beginning of period market capitalization weighting.
     S&P index returns are calculated by Zacks.
Peer Group:
•	Aftermarket Technologies Corporation

•	R & B, Incorporated

•	Standard Motor Products, Inc.

•	Proliance International, Inc.
Report of the Compensation Committee Regarding Executive Compensation
     Our Compensation Committee is composed of Irv Siegel, Rudolph J. Borneo and Philip Gay, and Mr. Siegel serves as Chair. Each member of the Compensation Committee is an independent member of our Board of Directors.
     The Compensation Committee is responsible for developing and making recommendations to the board with respect to our executive compensation policies and evaluating the performance of Mr. Joffe, our chief executive officer, and setting his annual compensation. Mr. Joffe currently sets or negotiates the salary to be paid to our other officers and makes recommendations with respect to the bonus and option grants to be provided to these other officers. Mr. Joffe’s recommendations are subject to review and approval by our board.
Compensation Philosophy
     The objectives of our executive compensation program are to:
•	Provide appropriate incentives to our executive officers to implement the Company’s strategic business objectives and achieve the desired Company performance.

•	Reward our executive officers for their contribution to the Company’s success in building long-term shareholder value.

•	Provide compensation that will attract and retain superior talent and reward performance.
     The Compensation Committee reviews the scope of an executive’s duties and his or her performance, in addition to the overall performance of our Company, in setting Mr. Joffe’s compensation and in reviewing his recommendations with respect to the compensation of our other executives. The Compensation Committee also considers the compensation practices of other companies in the automotive remanufacturing industry and companies of a comparable size and complexity. From time to time, the committee engages outside consultants to assist it. In connection with Mr. Joffe’s recommendations concerning the compensation of our other executives, Mr. Joffe uses guidelines provided by an outside consultant.
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
     Base Salary. Base salary levels for our executive officers are competitively set relative to companies in comparable remanufacturing industries.
     Bonus Arrangements. Historically, bonuses paid to several of our executive officers, other than Mr. Joffe, were based upon Mr. Joffe’s evaluation of these officers’ respective contribution to our results. In connection with his recommendations concerning the bonuses to be awarded these other officers, Mr. Joffe uses guidelines provided by an outside consultant.
     Stock Option Program. The stock option program is our long-term incentive plan for providing an incentive to key employees (including directors and officers who are key employees) and consultants. Our awards of equity based compensation are intended to encourage the maximization of shareholder value by aligning the interest of our executives and shareholders. In connection with his recommendations concerning the options to be granted to our non-CEO officers, Mr. Joffe uses guidelines provided by an outside consultant.
     Deferred Compensation. We contribute on behalf of each executive officer $.25 on each dollar, up to 6% of such executive officer’s annual salary and bonus, to our non-qualified deferred compensation plan.
     Benefits. We provide to executive officers medical benefits that are generally available to our other employees. Historically, the value of perquisites, as determined in accordance with the rules of the SEC relating to executive compensation, has not exceeded 10% of salary.
Compensation of Chief Executive Officer
     We employ Mr. Joffe under the terms of an employment agreement that was entered into as of February 14, 2003 and amended as of April 22, 2005. The February 2003 agreement was negotiated on our behalf by Mel Marks, the then Chairman of the Compensation Committee. The terms of the April 22, 2005 amendment to Mr. Joffe’s employment agreement were determined by negotiations between the Compensation Committee and Mr. Joffe.
     The amended employment agreement set Mr. Joffe’s annual salary at $542,000. Under the terms of the employment agreement, Mr. Joffe is entitled to participate in our executive bonus program and is eligible to receive stock options. In fiscal 2006, the Compensation Committee awarded Mr. Joffe a bonus of $500,000 and granted Mr. Joffe options to purchase 150,000 shares of common stock. The Compensation Committee made these decisions over the course of several Compensation Committee meetings. Mr. Joffe participated in the initial meeting.
     In determining these elements of compensation, the Compensation Committee considered the contributions Mr. Joffe has made to our strategic direction. These contributions included strengthening our relationships with key customers through long-term contracts, transitioning our remanufacturing capacity to cell manufacturing and lower-cost production centers, including the establishment of our Mexican remanufacturing facility, and building sales to the professional installer marketplace. The Compensation Committee recognized that our Company is a complicated business to manage, particularly in light of its size, and that Mr. Joffe’s contributions have been made during a period when several of our competitors have been under financial stress.
     The Compensation Committee also considered an analysis of compensation arrangements for chief executive officers of comparable public companies that was prepared by an executive compensation consulting firm in connection with the negotiation of the April 2005 amendment to Mr. Joffe’s employment agreement. In setting Mr. Joffe’s bonus and stock option award, the Compensation Committee sought to award Mr. Joffe aggregate cash and direct compensation that put the compensation in the 75th percentile of compensation awarded by companies considered comparable to MPA by the compensation consulting firm. Finally, the Compensation Committee recognized the improvement in the market price of our common stock, particularly in light of the change in price levels for the stock of our peer group companies.
     To assist the Compensation Committee in its deliberations concerning Mr. Joffe’s compensation for fiscal 2007, the Compensation Committee has re-engaged the executive compensation consulting firm that assisted with the negotiations of the April 2005 amendment.
     The Board of Directors and the Compensation Committee recognize that we operate in a challenging business environment and are confident with Mr. Joffe as our Chief Executive Officer.
COMPENSATION COMMITTEE
Irv Siegel, Chairman
Rudolph Borneo
Philip Gay
Compensation Committee Interlocks and Insider Participation
     None of our executive officers currently serves on the compensation committee of any other company or board of directors of any other company which any member of our Compensation Committee is an executive officer.
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth, as of July 10, 2006, certain information as to the common stock ownership of each of our named executive officers, directors and director nominees, all named executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 8,324,455 shares of common stock outstanding as of July 10, 2006.
     Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 10, 2006 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

	Amount and Nature of		Percent of
Name and Address of Beneficial Shareholder	Beneficial Ownership(1)		Class
Mel Marks	1,819,639	(2)	21.8%
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503

Richard Marks	392,738	(3)	4.7%
11718 Barrington Court
P.O. Box 102
Los Angeles, CA 90049

Steven Kratz	40,100	(4)	*
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503

	Amount and Nature of		Percent of
Name and Address of Beneficial Shareholder	Beneficial Ownership(1)		Class
Selwyn Joffe	539,750	(5)	6.1%
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503

Philip Gay	17,667	(6)	*
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503

Rudolph Borneo	17,667	(6)	*
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503

Irv Siegel	1,000	(7)	*
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503

Mervyn McCulloch	—		*
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503

Michael Umansky	8,333	(8)	*
c/o Motorcar Parts of America, Inc.
2929 California Street
Torrance, CA 90503

Directors and executive officers as a group — 8 persons	2,444,156	(9)	29.0%

*	Less than 1% of the outstanding common stock.

1.	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

2.	Includes 6,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan.

3.	Includes 142,857 shares held by The Marks Family Trust, of which Richard Marks is a Trustee and beneficiary and 50,656 shares held by Mr. Marks’ wife and their sons. Mr. Marks has agreed to pledge 80,000 shares of his MPA stock to secure his obligation to pay us $682,000 plus interest in full settlement of our claims for reimbursement. Mr. Marks has advised us that the delivery of these pledged shares to us is in process. See “Item 3 Legal Proceedings”.

4.	Represents 35,600 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 4,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

5.	Represents 30,000 shares issuable upon exercise of options exercisable under the 1996 Stock Option Plan (the “1996 Stock Option Plan”); 255,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan and 250,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

6.	Represents 17,667 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

7.	Represents 1,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

8.	Includes 8,333 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

9.	Includes 296,850 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 30,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 262,833 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; and 36,334 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.
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
     Based upon the terms of agreements we previously entered into with Mr. Richard Marks, we paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. During fiscal 2006, 2005 and 2004, we incurred costs of approximately $368,000, $556,000 and $966,000, respectively, pursuant to this indemnification arrangement. As provided in the agreements with Mr. Richard Marks, we sought reimbursement from him of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Richard Marks. Under this agreement, Mr. Richard Marks is obligated to pay us $682,000 on January 15, 2008. He has also agreed to make payments of interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Richard Marks’ obligation to us is secured by the pledge of 80,000 shares of our common stock that he owns. If at any time the market price of the stock pledged by Mr. Richard Marks is less than 125% of his obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Richard Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel.
Item 14. Principal Accountant Fees and Services
     The following table summarizes the total fees we paid to our independent certified public accountants, Grant Thornton LLP, for professional services provided during the twelve month periods ended March 31:

	2006	2005	2004
Audit Fees	$1,488,000	$619,000	$282,000
Audit Related Fees	—	29,000	22,000
Tax Fees	—	—	—
All Other Fees	15,000	69,000	—

	$1,503,000	$717,000	$304,000
     Audit fees billed in fiscal 2006, 2005 and 2004 consisted of (i) the audit of our annual financial statements and (ii) the reviews of our quarterly financial statements, (iii) the review of SEC letters and (iv) the review of restated financial statements and related Forms 10-K and 10-Q.
     Audit related fees billed in fiscal 2005 and 2004 consisted of (i) review of our accounting for customer long-term contracts, and (ii) professional services rendered in connection with S-8 registration statement that was filed on April 2, 2004.
     Other fees billed in fiscal 2006 relate to attendance at the annual shareholders meeting and attendance at a meeting regarding and a tour of the Company’s new facility in Tijuana, Mexico; other fees billed in fiscal 2005 consisted of professional services for due diligence work related to a potential acquisition that was abandoned.
     Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2006, 2005 and 2004 were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
     a. Documents filed as part of this report:

          (1) Index to Consolidated Financial Statements:

          (2) Schedules.

Schedule II — Valuation and Qualifying Accounts	F-24

          (3) Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement.”)

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”)

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”)

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”)

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s Common Stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4. to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing
4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	1997 Form 10-K. Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Warrant to Purchase Common Stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

10.6	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.7	Form of Employment Agreement dated February 14, 2003 by and between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 10.42 to the 2003 10-K.

10.8	Letter Agreement dated July 17, 2002 by and between the Company and Houlihan Lokey Howard & Zukin Capital.	Incorporated by reference to Exhibit 10.43 to the 2003 10-K.

10.9	Second Amendment to Lease dated March 15, 2002 between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.10	Separation Agreement and Release, dated February 14, 2003, between the Company and Anthony Souza	Incorporated by reference to Exhibit 10.45 to the 2003 10-K.

Number	Description of Exhibit	Method of Filing
10.11	Employment Agreement, dated April 1, 2003 between the Company and Charles Yeagley.	Incorporated by reference to Exhibit 10.46 to the 2003 10-K.

10.12	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.47 to the 2003 10-K.

10.13	Form of Agreement, dated June 5, 2002, by and between the Company and Sun Trust Bank.	Incorporated by reference to Exhibit 10.38 to the 2002 10-K.

10.14	Credit Agreement, dated May 28, 2004, between the Company and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the “2004 10-K”).

10.15*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company.	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.16	Employment Agreement, dated November 1, 2003, between the Company and Bill Laughlin.	Incorporated by reference to Exhibit 10.16 to the 2004 10-K.

10.17	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.18	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California.	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.19	Stock Purchase Agreement, dated February 28, 2001 between the Company and Mel Marks.	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 29, 2001.

10.20	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.21	Amendment No. 1 to Employment Agreement, dated April 19, 2004, between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2005.

10.22	Third Amendment to Credit Agreement dates as of April 10, 2006 between Motorcar Parts of America, Inc. and Union Bank of California, N.A	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 24, 2006

10.23	Revolving Note dated as of April 10, executed by Motorcar Parts of America. Inc and Union Bank of California. N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 24, 2006

10.24	Settlement Agreement and Mutual Release, Secured Promissory Note and Stock Pledge Agreement all dated June 26, 2006, between the Company and Mr. Richard Marks	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on June 28, 2006

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 10-K.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 10-K.

21.1	List of Subsidiaries	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

Number	Description of Exhibit	Method of Filing
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

*      Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: July 10, 2006	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director

Selwyn Joffe	(Principal Executive Officer)	July 10, 2006

/s/ Mervyn McCulloch	Chief Financial Officer

Mervyn McCulloch	(Principal Financial and Accounting Officer)	July 10, 2006

/s/ Mel Marks

Mel Marks	Director	July 10, 2006

/s/ Rudolph Borneo

Rudolph Borneo	Director	July 10, 2006

/s/ Philip Gay

Philip Gay	Director	July 10, 2006

/s/ Irv Siegel

Irv Siegel	Director	July 10, 2006

MOTORCAR PARTS OF AMERICA, INC
AND SUBSIDIARIES
March 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Motorcar Parts of America, Inc.
We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorcar Parts of America, Inc. and Subsidiaries as of March 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2006, in conformity with accounting principles generally accepted in the United States of America.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
/s/ Grant Thornton LLP
Los Angeles, California
June 28, 2006

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2006	2005
ASSETS
Current Assets:
Cash and cash equivalents	$400,000	$6,211,000
Short term investments	660,000	503,000
Accounts receivable, net of allowance for doubtful accounts of $26,000 and $20,000 in 2006 and 2005, respectively	13,775,000	11,513,000
Inventory — net	59,337,000	48,587,000
Deferred income tax asset	5,809,000	6,378,000
Inventory unreturned	7,052,000	2,409,000
Prepaid expenses and other current assets	918,000	1,365,000

Total current assets	87,951,000	76,966,000
Plant and equipment — net	12,164,000	5,483,000
Other assets	1,231,000	899,000

TOTAL ASSETS	$101,346,000	$83,348,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$21,882,000	$14,502,000
Accrued liabilities	1,587,000	1,378,000
Accrued salaries and wages	2,267,000	2,235,000
Accrued workers’ compensation claims	3,346,000	2,217,000
Income tax payable	1,094,000	183,000
Line of credit	6,300,000	—
Deferred compensation	495,000	450,000
Deferred income	133,000	133,000
Other current liabilities	988,000	89,000
Credit due customer	1,793,000	12,543,000
Current portion of capital lease obligations	1,499,000	416,000

Total current liabilities	41,384,000	34,146,000
Deferred income, less current portion	388,000	521,000
Deferred income tax liability	562,000	519,000
Deferred gain on sale-leaseback	2,377,000	—
Other liabilities	46,000	—
Capital lease obligations, less current portion	4,857,000	938,000

Total liabilities	49,614,000	36,124,000

Commitments and Contingencies	—	—
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,316,105 and 8,183,955 shares issued and outstanding at March 31, 2006 and 2005, respectively	83,000	82,000
Additional paid-in capital	54,326,000	53,627,000
Accumulated other comprehensive gain (loss)	85,000	(55,000)
Accumulated deficit	(2,762,000)	(6,430,000)

Total shareholders’ equity	51,732,000	47,224,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$101,346,000	$83,348,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Year Ended March 31,

	2006	2005	2004
Net sales	$112,103,000	$95,785,000	$80,548,000
Cost of goods sold	84,188,000	68,732,000	58,512,000

Gross profit	27,915,000	27,053,000	22,036,000

Operating expenses:
General and administrative	14,337,000	11,622,000	9,629,000
Sales and marketing	3,536,000	2,759,000	1,977,000
Research and development	1,234,000	836,000	565,000

Total operating expenses	19,107,000	15,217,000	12,171,000

Operating income	8,808,000	11,836,000	9,865,000
Other (expense) income
Interest expense	(2,974,000)	(1,794,000)	(968,000)
Interest income	20,000	102,000	37,000

Income before income tax expense	5,854,000	10,144,000	8,934,000
Income tax expense	2,186,000	3,856,000	3,123,000

Net income	$3,668,000	$6,288,000	$5,811,000

Basic income per share	$0.44	$0.77	$0.72
Diluted income per share	$0.43	$0.73	$0.69
Weighted average shares outstanding:
Basic	8,251,319	8,151,459	8,023,228
Diluted	8,483,323	8,599,969	8,388,129
The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
For the years ended March 31, 2006, 2005 and 2004

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Total	Income
Balance at March 31, 2003	7,960,455	$80,000	$53,126,000	$(107,000)	$(18,189,000)	$34,910,000
Purchase and cancellation of warrants and options	—	—	(372,000)	—	(340,000)	(712,000)
Exercise of options	204,500	2,000	498,000	—	—	500,000
Tax benefit from employee stock options exercised	—	—	139,000	—	—	139,000
Purchase of common stock	(79,000)	(1,000)	(295,000)	—	—	(296,000)
Unrealized gain on investments	—	—	—	21,000	—	21,000	$21,000
Foreign currency translation	—	—	—	8,000	—	8,000	8,000
Net Income	—	—	—	—	5,811,000	5,811,000	5,811,000

Comprehensive Income							$5,840,000

Balance at March 31, 2004	8,085,955	81,000	$53,096,000	(78,000)	(12,718,000)	40,381,000
Exercise of options	98,000	1,000	290,000	—	—	291,000
Tax benefit from employee stock options exercised	—	—	241,000	—	—	241,000
Unrealized gain on investments	—	—	—	17,000	—	17,000	$17,000
Foreign currency translation	—	—	—	6,000	—	6,000	6,000
Net Income	—	—	—	—	6,288,000	6,288,000	6,288,000

Comprehensive Income							$6,311,000

Balance at March 31, 2005	8,183,955	82,000	53,627,000	(55,000)	(6,430,000)	47,224,000
Exercise of options	132,150	1,000	285,000	—	—	286,000
Tax benefit from employee stock options exercised	—	—	414,000	—	—	414,000
Unrealized gain on investments	—	—	—	76,000	—	76,000	$76,000
Foreign currency translation	—	—	—	64,000	—	64,000	64,000
Net Income	—	—	—	—	3,668,000	3,668,000	3,668,000

Comprehensive Income							$3,808,000

Balance at March 31, 2006	8,316,105	$83,000	$54,326,000	$85,000	$(2,762,000)	$51,732,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Year Ended March 31,

	2006	2005	2004
Cash flows from operating activities:
Net income	$3,668,000	$6,288,000	$5,811,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,180,000	1,932,000	2,369,000
Amortization of deferred gain on sale leaseback	(218,000)	—	—
Provision for (recovery of) inventory reserves and stock adjustments	(159,000)	812,000	2,566,000
Provision for doubtful accounts	6,000	6,000	13,000
Deferred income taxes	612,000	3,305,000	2,984,000
Tax benefit from employee stock options exercised	414,000	241,000	139,000
Loss on disposal of assets	—	6,000	—
Changes in:
Accounts receivable	(2,512,000)	(2,787,000)	(628,000)
Inventory	(10,347,000)	(22,785,000)	(3,585,000)
Prepaid income tax	—	172,000	(144,000)
Inventory unreturned	(4,643,000)	41,000	(276,000)
Prepaid expenses and other current assets	447,000	(180,000)	(303,000)
Other assets	(332,000)	(130,000)	338,000
Accounts payable and accrued liabilities	8,750,000	4,029,000	5,678,000
Income tax payable	911,000	183,000	—
Deferred compensation	121,000	191,000	46,000
Deferred income	(133,000)	554,000	100,000
Credit due customer	(10,750,000)	12,543,000	—
Other liabilities	945,000	26,000	44,000

Net cash provided by (used in) operating activities	(11,040,000)	4,447,000	15,152,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,372,000)	(2,549,000)	(322,000)
Proceeds from sale-leaseback transaction	4,110,000	—	—
Change in short term investments	(157,000)	(199,000)	(126,000)

Net cash used in investing activities	(419,000)	(2,748,000)	(448,000)

Cash flows from financing activities:
Net borrowings (payments) under the line of credit	6,300,000	(3,000,000)	(6,932,000)
Payments on capital lease obligations	(1,002,000)	(411,000)	(945,000)
Repurchase of warrants and stock options	—	—	(1,008,000)
Exercise of stock options	286,000	291,000	500,000

Net cash provided by (used in) financing activities	5,584,000	(3,120,000)	(8,385,000)

Effect of translation adjustment on cash	64,000	2,000	4,000

Net increase (decrease) in cash and cash equivalents	(5,811,000)	(1,419,000)	6,323,000
Cash and cash equivalents — beginning of year	6,211,000	7,630,000	1,307,000

Cash and cash equivalents — end of year	$400,000	$6,211,000	$7,630,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,885,000	$1,795,000	$968,000
Income taxes	$30,000	$59,000	$253,000
Non-cash investing and financing activities:
Property acquired under capital lease	$5,675,000	$109,000	$1,577,000
The accompanying notes to consolidated financial statements are an integral part hereof.

Note A — Company Background
Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture and distribute alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada. The Company also sells after market replacement alternators and starters to a major automotive manufacturer.

The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore, Malaysia, and Mexico. In addition, the Company has a warehouse distribution facility in Nashville, Tennessee and fee warehouse distribution centers in New Jersey and Oregon.

The Company changed its name to Motorcar Parts of America, Inc. from Motorcar Parts & Accessories, Inc. on January 8, 2004. The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of Enterprise and Related Information.”
Note B — Summary of Significant Accounting Policies
1.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd. and Motorcar Parts de Mexico, S.A. de C.V. All significant inter-company accounts and transactions have been eliminated.

2.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains its cash balances at several financial institutions located in Southern California. At times, the cash balances exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash equivalents. Total amounts uninsured at March 31, 2006 and 2005 were approximately $471,000 and $5,760,000, respectively. The Company also maintains cash balances in local and US Dollar currencies in Singapore, Malaysia and Mexico for use by the facilities operating in those foreign countries. The balances in these accounts if translated into US Dollars at March 31, 2006 and 2005 were $399,000 and $152,000, respectively.

3.	Accounts Receivable

The allowance for doubtful accounts is developed based upon several factors including customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Accounts receivable are written off only when all collection attempts have failed. The Company does not require collateral for accounts receivable. See Note B8 — Revenue Recognition.

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

The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in the return to the Company of more than 90% of all used cores. Accordingly, management excludes the value of cores from revenue in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Core values charged to customers and not included in revenues totaled $66,938,000, $79,000,000, and $71,173,000 for the fiscal years ended March 31, 2006, 2005, and 2004, respectively.

When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. Upon receipt of a core, the Company grants the customer a credit based on the core value billed, and restores the returned core to inventory. The Company generally limits core returns to the number of similar cores previously shipped to each customer. The Company recognizes revenue for cores based upon an estimate of the rate in which customers will pay cash for cores in lieu of returning cores for credits. In fiscal year 2005, the Company began to recognize core charge revenue each fiscal quarter based on this estimate. The revenue from core charges had previously been recorded at the end of the fiscal year. The amount of revenue recognized for core charges for the fiscal years ended March 31, 2006, 2005 and 2004, was $9,037,000, $5,046,000 and $3,120,000, respectively.

During fiscal 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement with one of its customers. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. POS inventory represents inventory held on consignment at customer locations. This customer bears the risk of loss of any consigned product from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in a cycle or physical inventory count.

The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	2006	2005
Estimated sales returns	$977,000	$694,000
Estimated core inventory returns	$6,457,000	$2,288,000
9.	Marketing Allowances

The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See “Note K-Commitments and Contingencies” for a more complete description of all marketing allowances.

10.	Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the fiscal years ended March 31, 2006, 2005 and 2004 were $320,000, $87,000 and $84,000, respectively.

11.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following represents a reconciliation of basic and diluted net income per share.

	Year end March 31
	2006	2005	2004
Net income	$3,668,000	$6,288,000	$5,811,000

Basic shares	8,251,319	8,151,459	8,023,228
Effect of dilutive options and warrants	232,004	448,510	364,901

Diluted shares	8,483,323	8,599,969	8,388,129

Net income per common share:
Basic	$0.44	$0.77	$0.72
Diluted	$0.43	$0.73	$0.69
The effect of dilutive options and warrants excludes 24,875 options with exercise prices ranging from $11.81 to $19.13 per share in 2006, 361,525 options with exercise prices ranging from $8.70 to $19.13 per share in 2005, and 127,250 options with exercise prices ranging from $6.35 to $19.13 per share in 2004 — all of which were anti-dilutive.

12.	Use of Estimates

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

The Company uses significant estimates in the calculation of inventory unreturned. These estimates are based on the Company’s historical core return rates to historical sales volumes.

The Company’s calculation of inventory reserves involves significant estimates. The basis for the inventory reserve is a comparison of inventory on hand to historical sales volumes.

The Company records an estimate of its liability for self-insured workers’ compensation by including an estimate of the total claims incurred and reported as well as an estimate of incurred, but not reported, claims by applying the Company’s historical claims development factor to its estimate of incurred and reported claims.

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

13.	Financial Instruments

The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the line of credit and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

14.	Stock-Based Compensation

The Company accounts for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and has adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.”

Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if, any, of the quoted market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. The following table presents pro forma net income as if compensation costs associated with the Company’s option arrangements had been determined in accordance with SFAS 123.

	2006	2005	2004
Net income, as reported:	$3,668,000	$6,288,000	$5,811,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	(277,000)	(909,000)	(198,000)

Pro forma net income:	$3,391,000	$5,379,000	$5,613,000

Basic income per share — as reported	$0.44	$0.77	$0.72
Basic income per share — pro forma	$0.41	$0.66	$0.70
Diluted income per share — as reported	$0.43	$0.73	$0.69
Diluted income per share — pro forma	$0.40	$0.63	$0.67
The fair value of stock options used to compute the pro forma net income and pro forma net income per share disclosures is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	2006	2005	2004
Risk free interest rate	4.12%	3.22%	3.28%
Expected holding period (years)	5	5	5
Expected volatility	27%	45%	51%
Expected dividend yield	0%	0%	0%
Weighted average fair value of options granted	$3.19	$3.91	$1.76
15.	Credit Risk

The majority of the Company’s sales are to leading automotive after market parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected.

16.	Deferred Compensation Plan

The Company has a deferred compensation plan for certain management. The plan allows participants to defer salary, bonuses and commission. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The carrying value of plan assets was $660,000 and $503,000, and deferred compensation obligation was $495,000 and $450,000 at March 31, 2006 and 2005, respectively.

17.	Comprehensive Income

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

18.	Recent Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement NO. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). This Statement adopts the International Accounting Standard Board’s (IASB) view that abnormal amounts of idle capacity and spoilage costs should be excluded from the cost of inventory and expensed when incurred. Additionally, the FASB made the decision to clarify the meaning of the term “normal capacity”. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The Company believes this new pronouncement may apply due to the Company’s transition of production to offshore locations, but management can not currently quantify the impact, if any, on the Company’s financial statements in future periods.

In December 2004, the FASB issued the revised Statement No. 123R “Accounting for Stock Based Compensation” (FAS 123R), which addressed the requirement for expensing the cost of employee services received in exchange for an award of an equity instrument. FAS 123R will apply to all equity instruments awarded, modified or repurchased for fiscal years beginning after June 15, 2005. In April 2005, the SEC adopted a new rule amending the compliance dates for FAS 123R. In accordance with this rule, the Company will be adopting FAS 123R effective April 1, 2006 using the modified prospective adoption method. The Company did not modify the terms of any previously granted options in anticipation of the adoption of FAS 123R. The Company expects the application of the expensing provisions of FAS 123R to result in a pretax compensation expense of approximately $461,000 in fiscal 2007 based on the future vesting schedules of current stock based compensation grants and adjusted for estimated cancellations or forfeitures based on the Company’s historical rate for such occurrences.
Note C — Short-Term Investments
The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. As of March 31, 2006 and 2005, the fair market value of the short-term investments was $660,000 and $503,000, and the cost basis was $495,000 and $454,000, respectively.
Note D — Inventory
Inventory is comprised of the following at March 31:

	2006	2005
Raw materials and cores	$20,693,000	$19,864,000
Work-in-process	495,000	681,000
Finished goods — pay-on-scan consignment inventory	15,944,000	17,036,000
Finished goods	24,194,000	13,398,000

	61,326,000	50,979,000
Less allowance for excess and obsolete inventory	(1,989,000)	(2,392,000)

Total	$59,337,000	$48,587,000

Note E — Inventory Unreturned
Inventory unreturned is comprised of the following at March 31:

	2006	2005
Cores	$6,104,000	$1,352,000
Finished goods	948,000	1,057,000

Total	$7,052,000	$2,409,000

Note F — Plant and Equipment
Plant and equipment, at cost, are as follows at March 31:

	2006	2005
Machinery and equipment	$19,756,000	$15,052,000
Office equipment and fixtures	5,153,000	5,269,000
Leasehold improvements	3,813,000	1,153,000

	28,722,000	21,474,000
Less accumulated depreciation and amortization	(16,558,000)	(15,991,000)

Total	$12,164,000	$5,483,000

     Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $3,104,000 and $165,000 at March 31, 2006 and 2005, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.
Note G — Credit Due Customer under an Exclusive Multi-Year Arrangement and Inventory Transaction
     In May 2004, the Company entered into an agreement with its largest customer to become the customer’s primary supplier of import alternators and starters for its eight distribution centers. As part of this four-year agreement, the Company entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise the Company has shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement, the Company purchased approximately $24,000,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. The Company is paying for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that the Company continue to meet its historical performance and competitive standards.
     The Company did not record the inventory acquired from the customer as part of this transaction (the “transition inventory”) as an asset because it does not meet the description of an asset provided in FASB Concepts Statement No. 6, “Elements of Financial Statements” (“CON 6”). Therefore, the Company does not recognize revenues from the customer’s POS sales of the transition inventory.
     The Company agreed to issue credits in an amount equal to the transition inventory. Based on the description of a liability in CON 6, the Company recognizes the amount of its obligation to the customer as the customer sells the transition inventory and recognizes a payable to the Company. During the contract period from May 2004 through fiscal 2006, the customer sold $21,883,000 of the transition inventory and MPA issued credits of $20,090,000, resulting in a net obligation to the customer of $1,793,000 as reflected on the Company’s March 31, 2006 balance sheet. As of March 31, 2005, the customer had sold $19,643,000 of the transition inventory and MPA had issued credits of $7,100,000 resulting in a net obligation of $12,543,000.
     As the issuance of credits to the customer generally lagged sales of the transition inventory, the Company received cash in the early months of the agreement which is now being offset by lower cash collections resulting from credits issued to the customer. As of March 31, 2006, $3,910,000 of credits remained to be issued to the customer.
     In connection with this POS arrangement, the Company recognized a liability of approximately $460,000 to reflect that the price the Company is paying for the cores included within the non-MPA portion of the transition inventory is greater than the market value of these cores.

     The Company also agreed to cooperate with the customer to use reasonable commercial efforts to convert all products sold by MPA to the customer to the POS arrangement by April 2006. As the conversion was not accomplished by April 2006, the Company is required by the agreement to acquire an additional $24,000,000 of inventory and to provide the customer with an additional $24,000,000 of credit memos to be issued and applied in equal monthly installments to current receivables over a 24-month period ending April 2008. However, the Company is currently in discussions with the customer concerning the POS arrangement and it is uncertain if or how this arrangement might be modified.
Note H — Capital Lease Obligations
     The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31,:

	2006	2005
Cost	$7,879,000	$2,299,000
Less accumulated amortization	(1,680,000)	(1,127,000)

Total	$6,199,000	$1,172,000

     Future minimum lease payments at March 31, 2006 for the capital leases are as follows:

Year Ending March 31,
2007	$1,874,000
2008	1,761,000
2009	1,642,000
2010	1,387,000
2011	627,000

Total minimum lease payments	7,291,000
Less amount representing interest	(935,000)

Present value of future minimum lease payment	6,356,000
Less current portion	(1,499,000)

$4,857,000

     On October 26, 2005, the Company entered into a capital sale-leaseback agreement with a bank. The agreement provided the Company with $4,110,000 in equipment financing repayable in monthly installments of $81,000 over the 60 month term of the lease agreement, with a one dollar purchase option at the end of the lease term. The financing arrangement has an effective interest rate of 6.75%. The proceeds from the agreement were used to reduce the outstanding balance in the Company’s line of credit with the bank, which had been used in fiscal 2006 to fund the purchase of fixed assets.
     Assets financed under the agreement had a net book value of $1,517,000. The difference between the financing provided, which was based on the fair market value of the equipment, and the net book value of the equipment financed was accounted for as a deferred gain on the sale-leaseback agreement. The deferred gain is being amortized at a monthly rate of $43,000 over the estimated five year life of the capital lease asset and is accounted for as an offset to general and administrative expenses. At March 31, 2006, the deferred gain remaining to be amortized was $2,377,000.
Note I — Line of Credit and Factoring Agreements
     In April 2006, the Company entered into an amended credit agreement with the bank that increased its credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008 and changed the manner in which the margin over the benchmark interest rate is calculated. Starting June 30, 2006 the interest rate will fluctuate based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin dependant upon the leverage ratio as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by Borrower	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Banks Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year

     The bank holds a security interest in substantially all of the Company’s assets. The Company had reserved $4,364,000 of the line for standby letters of credit for worker’s compensation insurance, and $6,300,000 was outstanding under this revolving line of credit as of March 31, 2006 and had reserved $4,301,000 of the line for standby letters of credit for worker’s compensation insurance, and had no outstanding balance under this revolving line of credit at March 31, 2005.
     The credit agreement as amended includes various financial conditions, including minimum levels of tangible net worth, cash flow, fixed charge coverage ratio, maximum leverage ratios and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer the Company’s CEO. At March 31, 2006, the Company was in compliance with each of these covenants.
     Under the amended credit agreement, we have also agreed to pay a quarterly fee, commencing on June 30, 2006 of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00 as of the last day of the previous fiscal quarter on any difference between the $25,000,000 commitment and the average of the daily outstanding amount of credit we actually use during each quarter. A fee of $125,000 was charged by the bank in order to complete the amendment. The fee is payable in three installments of $41,666, one on the date of the amendment to the credit agreement, one on or before February 1, 2007 and one on or before February 1, 2008.
     Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold. One of the agreements was amended on April 5, 2006 to provide for a different discounting agent, which resulted in a reduction in the discount rate. These discount arrangements have allowed the Company to accelerate collection of the customers’ receivables aggregating $77,683,000 and $81,487,000 for the years ended March 31, 2006 and 2005, respectively, by an average of 189 days and 187 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the years ended March 31, 2006, 2005 and 2004 was 5.9%, 4.2% and 3.0%, respectively. The amount of the discount on these receivables, $2,292,000, $1,539,000 and $588,000 for the years ended March 31, 2006, 2005 and 2004, respectively, was recorded as interest expense.
Note J — Shareholders’ Equity
     In connection with the fiscal 2002 execution of an amendment to its then existing credit agreement, the exercise price of the warrants previously issued by the Company to its relevant lender was reduced to $.01 per share. This warrant provided the bank with the right to purchase 400,000 shares of the Company’s common stock. During fiscal 2004, the Company obtained replacement financing and paid its former lender $700,000 to cancel this warrant. This transaction resulted in a reduction of $340,000 in retained earnings and a reduction of $360,000 in additional paid in capital.
     During the twelve months ended March 31, 2004, the Company also repurchased at market value 79,000 shares of its common stock for $296,000.
Preferred Stock:
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
Note K — Financial Risk Management and Derivatives
     Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s production facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposure is from changes in the rate between the U.S. dollar and the Mexican peso related to the operation of the Company’s facility in Mexico. In August 2005, the Company began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which forward foreign exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific purchase requirements to fund those overseas facilities.
     The Company enters into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for forecasted expenditure requirements to fund the overseas operations. These contracts expire in a year or less.
     The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the fiscal year ended March 31, 2006, the Company offset general and administrative expenses by a $36,000 gain associated with these foreign exchange contracts.

Note L — Commitments and Contingencies
Operating Lease Commitments
     The Company leases office and warehouse facilities in California, Tennessee, Malaysia, Singapore and Mexico under operating leases expiring through 2007. The Company also has short term contracts of one year or less with its fee warehouses. These agreements have contingent payment levels based on the level of sales that are processed through the fee warehouse. The contingent payments have not been, nor are they expected to be, materially above the minimum monthly contract payments. At March 31, 2006, the remaining future minimum rental payments under the above operating leases are as follows:

Year ending March 31,
2007	$2,268,000
2008	862,000
2009	862,000
2010	881,000
2011	709,000
Thereafter	10,054,000

$15,636,000

     On October 28, 2004, the Company’s wholly owned subsidiary, Motorcar Parts de Mexico, S.A. de C.V., entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Baja California, Mexico for a remanufacturing facility. The Company guarantees the payment obligations of its wholly owned subsidiary under the terms of the lease. The lease provides for a monthly rent of $47,500, which increases by 2% each year beginning with the third year of the lease term. The lease has a term of 10 years from the date the facility was available for occupancy, and Motorcar Parts de Mexico has an option to extend the lease term for two additional 5-year periods. In May 2005, the Company took possession of these premises, and in June 2005, the Company began limited remanufacturing at the location. In April 2006, Motorcar Parts de Mexico leased an additional 61,000 square feet adjoining its existing space. Base monthly rent on the additional space is $23,200 and carries the same terms and rent escalation clauses as the original lease.
     During fiscal years 2006, 2005 and 2004, the Company incurred total lease expenses of $2,428,000, $1,466,000 and $1,263,000, respectively.
Commitments to Provide Marketing Allowances under Long Term Customer Contracts
     The Company has long-term agreements with each of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance, quality and fulfillment requirements, and its contract with one of the largest automobile manufacturers in the world includes a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates ranging from May 2008 through December 2012.
     The Company typically grants its customers marketing allowances in connection with these customers’ purchase of goods. The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions and typically consist of the following three types: (i) allowances which may only be applied against future purchases and are recorded as a reduction to revenues in accordance with a schedule set forth in the long term contract, (ii) allowances related to a single exchange of product that are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered and (iii) allowances that are made in connection with the purchase of inventory from a customer.

     The following table presents the breakout of marketing allowances recorded as a reduction to revenues in the years ended March 31:

	2006	2005	2004
Marketing allowances incurred under long-term customer contracts:	$5,825,000	$2,224,000	$2,052,000
Marketing allowances related to a single exchange of product:	11,533,000	9,668,000	4,978,000
Marketing allowances related to core inventory purchase obligations:	1,262,000	104,000	—

Total marketing allowances recorded as a reduction of revenues:	$18,620,000	$11,996,000	$7,030,000

     The following table presents the commitments to incur marketing allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2007	$3,041,000
2008	2,622,000
2009	1,889,000
2010	1,889,000
2011	1,289,000
Thereafter	945,000

Total	$11,675,000

     The Company has also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. Under the largest of these agreements, the Company agreed to acquire other core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the core inventory estimated to be in customer hands and subject to repurchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the years ended March 31, 2006 and 2005 were $1,166,000 and $104,000, respectively. As of March 31, 2006, the long-term asset account was approximately $826,000. The Company will regularly review the long-term asset account for impairment and make any necessary adjustment to the carrying value of this asset. As of March 31, 2006, approximately $8,064,000 of credits remains to be issued under this arrangement and an additional $1,544,000 under other similar arrangements.
     The following table presents the core inventory purchase and credit issuance obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2007	$2,581,000
2008	2,480,000
2009	2,256,000
2010	2,044,000
2011	131,000
Thereafter	116,000

Total	$9,608,000

     The foregoing table does not include the credits to be issued in connection with the purchase of transition inventory discussed in Note G.
Workers Compensation Self Insurance
     The Company is partially self-insured for workers compensation insurance and is liable for the first $250,000 of each claim, with an aggregate amount of $2,500,000 per year. Above these limits, the Company has purchased insurance coverage which management considers adequate. The Company records an estimate of its liability for self-insured workers’ compensation by including an estimate of the total claims incurred and reported as well as an estimate of incurred, but not reported, claims by applying the Company’s historical claims development factor to its estimate of incurred and reported claims.

Note M — Major Customers
     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable for the fiscal years ended March 31:

Sales	2006	2005	2004
Customer A	71%	72%	64%
Customer B	12%	12%	16%
Customer C	9%	9%	13%

Accounts Receivable	2006	2005
Customer A	60%	68%
Customer B	10%	10%
Customer C	21%	18%
     During the fiscal year ended March 31, 2006, the third and fourth largest customers of the Company changed positions thus the information for Customer C was related to one customer in fiscal years 2004 and 2005 and related to another customer in fiscal 2006.
Note N — Income Taxes
     The income tax expense for the years ended March 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Current tax expense
Federal	$(1,175,000)	$(435,000)	$(125,000)
State	(276,000)	(85,000)	(7,000)
Foreign	(123,000)	(31,000)	(7,000)

Total current tax expense	(1,574,000)	(551,000)	(139,000)

Deferred tax (expense) benefit
Federal	(668,000)	(2,908,000)	(2,781,000)
State	68,000	(397,000)	(203,000)
Foreign	(12,000)	—	—

Total deferred tax expense	(612,000)	(3,305,000)	(2,984,000)

Total income tax expense	$(2,186,000)	$(3,856,000)	$(3,123,000)

     Deferred income taxes consist of the following at March 31:

	2006	2005
Assets
Net operating loss carry-forwards	$—	$853,000
Inventory valuation	1,016,000	1,225,000
Estimate for returns	3,149,000	2,195,000
Allowance for customer incentives	1,036,000	1,300,000
Inventory capitalization	214,000	173,000
Vacation pay	337,000	256,000
Deferred compensation	210,000	193,000
Accrued bonus	450,000	510,000
Tax credit	—	328,000
Other	19,000	—

Total deferred tax assets	6,431,000	7,033,000

Liabilities
Deferred state tax	(292,000)	(355,000)
Deferred tax on unrealized gain	(33,000)	(17,000)
Accelerated depreciation	(847,000)	(802,000)
Other	(12,000)	—

Total deferred tax liabilities	(1,184,000)	(1,174,000)

Net deferred tax assets	$5,247,000	$5,859,000

Net current deferred income tax asset	$5,809,000	$6,378,000
Net long-term deferred income tax liability	(562,000)	(519,000)

Total	$5,247,000	$5,859,000

     Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. At March 31, 2006, the Company had fully used its federal net operating loss carry forwards. For fiscal 2006, 2005 and 2004, the primary components of the Company’s income tax provisions are (i) the current liability due for federal, state and foreign income taxes, including, in fiscal 2004, the effect of the tax net operating loss carryback provisions of the Job Creation and Work Assistance Act of 2002 and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance. The Job Creation and Work Assistance Act of 2002 (the “Act”) was passed by Congress and then signed by the President on March 9, 2002. One of the provisions of the Act extends the carry-back period five years for losses arising in years ending during 2001 and 2002. Under the Act, the Company received tax refunds of $93,000 in fiscal 2004 related to the five-year carry-back provision of the Act. The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	2006	2005	2004
Statutory federal income tax rate	34%	34%	34%
State income tax rate, net of federal benefit	6%	6%	5%
State income tax credits	—	(3)%	(3)%
Change in tax law	—	—	(1)%
Other income tax	(3)%	1%	—

	37%	38%	35%

Note O — Defined Contribution Plan
     The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $71,000, $67,000 and $48,000 for the fiscal years ended March 31, 2006, 2005 and 2004, respectively.
Note P — Stock Options
     In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002 the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2006, there were 565,850 options outstanding under the 1994 Plan and no options were available for grant.
     At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of our Common Stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of March 31, 2006, there were 725,950 options outstanding under the Incentive Plan and 469,050 options were available for grant.
     In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of March 31, 2006, there were 59,000 options issued, of which 22,666 options are not immediately exercisable under the 2004 Plan and 116,000 options were available for grant.

     A summary of stock option transactions follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 31, 2003	940,375	$2.82
Granted	112,875	$6.04
Exercised	(204,500)	$2.44
Cancelled	(55,500)	$2.77

Outstanding at March 31, 2004	793,250	$3.31
Granted	401,150	$8.83
Exercised	(98,000)	$2.98
Cancelled	(2,750)	$6.82

Outstanding at March 31, 2005	1,093,650	$5.29
Granted	405,800	$10.08
Exercised	(132,150)	$2.16
Cancelled	(16,500)	$8.73

Outstanding at March 31, 2006	1,350,800	$7.05

     The followings table summarizes information about the options outstanding at March 31, 2006:

	Options Outstanding			Options Exercisable
			Weighted Average
		Weighted Average	Remaining Life		Weighted Average
Range of Exercise Prices	Shares	Exercise Price	In Years	Shares	Exercise Price
$1.100 to $1.800	34,600	$1.19	5.17	34,600	$1.19
$2.160 to $3.600	415,000	$2.80	5.82	415,000	$2.80
$6.345 to $9.270	479,525	$8.29	8.18	462,859	$8.32
$9.650 to $19.125	421,675	$10.30	9.27	147,139	$10.88

	1,350,800			1,059,598
     The stock options exercisable at end of year fiscal 2006, 2005 and 2004 were 1,059,598, 1,060,318 and 793,250, respectively.
     The Company will be adopting FAS 123R effective April 1, 2006 using the modified prospective adoption method. The Company did not modify the terms of any previously granted options in anticipation of the adoption of FAS 123R. At March 31, 2006, there was $884,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.51 years. The Company expects the application of the expensing provisions of FAS 123R to result in a pretax compensation expense of approximately $461,000 in fiscal 2007 based on the future vesting schedules of current stock based compensation grants and adjusted for estimated cancellations or forfeitures based on the Company’s historical rate for such occurrences. This amount does not include additional grants of options that may occur in fiscal 2007.
     In accordance with SEC Staff Accounting Bulletin No. 107, (SAB 107) the Company will classify the stock based compensation within cost of goods sold, selling, general and administrative and research and development costs corresponding to the same line item as the cash compensation paid to respective employees, officers, and non-employee directors.
     Currently the Company presents all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statement of Cash Flow. FAS 123R will require that the cash flows resulting from the tax benefits from tax deductions in excess of the compensation expense recognized for those options (excess tax benefit) to be classified as financing cash flows.
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
     Based upon the terms of agreements it had previously entered into with Mr. Richard Marks, the Company has paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. During the years ended March 31, 2006, 2005 and 2004, the Company incurred costs of approximately $368,000, $556,000 and $966,000, respectively, pursuant to this indemnification arrangement. Following the conclusion of these investigations, the Company sought reimbursement from Mr. Marks of certain of the legal fees and costs the Company advanced. In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement Mr. Marks is obligated to pay the Company $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks has agreed to pledge 80,000 shares of the Company’s common stock that he owns to secure this obligation, and he has advised the Company that the delivery of these pledged shares to the Company is in process. If at any time the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel.
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
Note R — Related Party Transactions
     The Company has entered into agreements with three members of its Board of Directors, Messrs. Mel Marks, Philip Gay and Selwyn Joffe.
     In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is currently paid an annual consulting fee of $350,000 per year. He was paid $350,000 in fiscal 2006 and 2005 and $350,000 plus a $50,000 bonus in fiscal 2004. The Company can terminate this arrangement at any time.
     The Company agreed to pay Mr. Gay $90,000 per year for serving on the Company’s Board of Directors, as well as assuming the responsibility for being Chairman of the Company’s Audit and Ethics Committees.
     On February 14, 2003, Mr. Joffe accepted his current position as President and Chief Executive Officer in addition to serving as the Chairman of the Board of Directors. Mr. Joffe’s agreement called for an annual salary of $542,000, the continuation of his prior agreement relative to payment of 1% of the value of any transactions which close by March 31, 2006 and other compensation generally provided to the Company’s other executive staff members. His contract was scheduled to expire on March 31, 2006.
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
Note S — Unaudited and Restated Quarterly Financial Data
     The unaudited quarterly financial data for the first three quarters of fiscal 2006 and each of the four quarters of fiscal 2005 have been restated to properly reflect the correction of misstatements which occurred when (i) the Company failed to record unreturned core inventory and core charge revenue for the core portion of certain finished goods sold, (ii) the Company overstated inventory by not properly tracking unreturned core inventory from POS sales and (iii) the Company incorrectly calculated the value of finished goods to be returned from customers through stock adjustments.
     The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2006, including restated numbers for the first three quarters of fiscal 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales, as previously reported	$20,935,000	$29,721,000	$30,348,000	$29,718,000
Core revenue and stock adjustment allowance	416,000	418,000	547,000	—

Net Sales, as restated	21,351,000	30,139,000	30,895,000	29,718,000

Cost of goods sold, as previously reported	17,425,000	21,190,000	23,481,000	21,138,000
Core deposit, consignment core and finished good deposit	540,000	1,199,000	(785,000)	—

Cost of goods sold, as restated	17,965,000	22,389,000	22,696,000	21,138,000

Gross profit, as previously reported	3,510,000	8,531,000	6,867,000	8,580,000
Net effect of adjustments to net sales and cost of goods sold	(124,000)	(781,000)	1,332,000	—

Gross profit, as restated	3,386,000	7,750,000	8,199,000	8,580,000
Total operating expenses	5,189,000	5,086,000	3,912,000	4,920,000

Operating income as restated	(1,803,000)	2,664,000	4,287,000	3,660,000
Interest expense — net	548,000	654,000	958,000	794,000
Income tax expense (benefit), as restated	(931,000)	829,000	1,298,000	990,000

Net income (loss), as previously reported	(1,341,000)	1,681,000	1,179,000	1,876,000
Net effect of adjustments on net income (loss)	(79,000)	(500,000)	852,000	—

Net income (loss), as restated	$(1,420,000)	$1,181,000	$2,031,000	$1,876,000

Basic income (loss) per share, as previously reported	$(0.16)	$0.21	$0.14	$0.22
Basic income (loss) per share from adjustments	(0.01)	(0.07)	0.11	—

Basic income (loss) per share, as restated	$(0.17)	$0.14	$0.25	$0.22

Diluted income (loss) per share, as previously reported	$(0.16)	$0.19	$0.14	$0.22
Diluted income (loss) per share from adjustments	(0.01)	(0.05)	0.10	—

Diluted income (loss) per share, as restated	$(0.17)	$0.14	$0.24	$0.22

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2005, including restated numbers for each of the four quarters of fiscal 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales, as previously reported	$21,232,000	$24,997,000	$24,159,000	$25,397,000
Core revenue and stock adjustment and marketing allowances	(23,000)	(4,000)	136,000	(109,000)

Net sales, as restated	21,209,000	24,993,000	24,295,000	25,288,000

Cost of goods sold, as previously reported	17,026,000	18,014,000	15,985,000	17,707,000
Core deposit, consignment core and finished good deposit	312,000	(17,000)	388,000	(683,000)

Cost of goods sold, as restated	17,338,000	17,997,000	16,373,000	17,024,000
Gross profit, as previously reported	4,206,000	6,983,000	8,174,000	7,690,000
Net effect of adjustments to net sales and cost of goods sold	(335,000)	13,000	(252,000)	574,000

Gross profit, as restated	3,871,000	6,996,000	7,922,000	8,264,000
Total operating expenses	3,422,000	3,136,000	4,155,000	4,504,000
Operating income, as restated	449,000	3,860,000	3,767,000	3,760,000
Interest expense — net	351,000	449,000	526,000	366,000
Income tax expense, as restated	41,000	1,262,000	1,203,000	1,350,000

Net income, as previously reported	265,000	2,141,000	2,194,000	1,688,000
Net effect of adjustments on net income	(208,000)	8,000	(156,000)	356,000

Net income, as restated	$57,000	$2,149,000	$2,038,000	$2,044,000

Basic income per share, as previously reported	$0.03	$0.26	$0.27	$0.21
Basic income per share from adjustments	(0.02)	—	(0.02)	0.04

Basic income per share, as restated	$0.01	$0.26	$0.25	$0.25

Diluted income per share, as previously reported	$0.03	$0.25	$0.26	$0.20
Diluted income per share from adjustments	(0.02)	—	(0.02)	0.04

Diluted income per share, as restated	$0.01	$0.25	$0.24	$0.24

Schedule II — Valuation and Qualifying Accounts
Accounts Receivable — Allowance for doubtful accounts

			Charge to
		Balance at	(recovery of)		Balance at
Year Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	written off	period
2006	Allowance for doubtful accounts	$20,000	$ 9,000	$ 3,000	$26,000
2005	Allowance for doubtful accounts	$14,000	$20,000	$14,000	$20,000
2004	Allowance for doubtful accounts	$87,000	$13,000	$86,000	$14,000
Accounts Receivable — Allowance for stock adjustments

			Estimated
		Balance at	stock		Balance at
Year Ended		beginning of	adjustment	Returns	end of
March 31,	Description	period	returns	received	period
2006	Allowance for stock adjustments	$1,524,000	$2,140,000	$1,896,000	$1,768,000
2005	Allowance for stock adjustments	$ 467,000	$3,837,000	$2,780,000	$1,524,000
2004	Allowance for stock adjustments	$ 793,000	$1,996,000	$2,322,000	$ 467,000
Inventory — Allowance for excess and obsolete inventory*

		Balance at		Balance at
Year Ended		beginning of		end of
March 31,	Description	period	Net change	period
2006	Allowance for excess and obsolete inventory	$2,392,000	$(403,000)	$1,989,000
2005	Allowance for excess and obsolete inventory	$2,637,000	$(245,000)	$2,392,000
2004	Allowance for excess and obsolete inventory	$3,149,000	$(512,000)	$2,637,000

*	The allowance for excess and obsolete inventory is not a general type reserve that can be rolled forward. Every month we calculate the reserve based on a rolling 12 months of sales activity for each affected part number, and an adjustment is recorded to reflect the calculated reserve balance, and as such, the net activity is presented versus the gross increases and decreases to the account.