Form 10-Q/A
period 2005-06-30
MOTORCAR PARTS  AMERICA INC
filed 2006-07-24
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE
     Explanatory Note: This Form 10-Q/A amends our report on Form 10-Q for the period ended June 30, 2005 to restate our unaudited consolidated financial statements for the three-month periods ended June 30, 2005 and 2004 that were included in that Form 10-Q. The unaudited quarterly financial data for each of the three-month periods ended June 30, 2005 and 2004 have been restated to correct misstatements which occurred when we (i) failed to record unreturned core inventory and core charge revenue for the core portion of certain finished goods sold, (ii) overstated inventory by not properly tracking unreturned core inventory from POS sales and (iii) incorrectly calculated the value of finished goods to be returned from customers through stock adjustments.
     Except as required to reflect the effects of the restatement noted above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on October 11, 2005. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including this amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2005, the Company’s annual report on Form 10-K for the fiscal year ended March 31, 2006, the Company’s quarterly reports on Form 10-Q for the periods ended September 30, 2005 and December 31, 2005 and the Company’s Current Reports on Form 8-K filed since October 11, 2005.
MOTORCAR PARTS OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2005	2005
	(Unaudited and
	Restated)
ASSETS
Current assets:
Cash and cash equivalents	$645,000	$6,211,000
Short term investments	537,000	503,000
Accounts receivable — net	8,993,000	11,513,000
Inventory — net	56,856,000	48,587,000
Deferred income tax asset	7,231,000	6,378,000
Inventory unreturned	2,581,000	2,409,000
Prepaid expenses and other current assets	1,779,000	1,365,000

Total current assets	78,622,000	76,966,000
Plant and equipment — net	7,342,000	5,483,000
Other assets	1,149,000	899,000

TOTAL ASSETS	$87,113,000	$83,348,000

LIABILITIES
Current liabilities:
Accounts payable	$21,002,000	$14,502,000
Accrued liabilities	419,000	1,378,000
Accrued salaries and wages	3,267,000	2,235,000
Accrued workers’ compensation claims	2,257,000	2,217,000
Income tax payable	132,000	183,000
Deferred compensation	469,000	450,000
Deferred income	133,000	133,000
Other current liabilities	99,000	89,000
Credit due customer	10,340,000	12,543,000
Current portion of capital lease obligations	524,000	416,000

Total current liabilities	38,642,000	34,146,000
Deferred income, less current portion	488,000	521,000
Deferred income tax liability	491,000	519,000
Other liabilities	43,000	—
Capitalized lease obligations, less current portion	1,624,000	938,000

TOTAL LIABILITIES	41,288,000	36,124,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,183,955 shares issued and outstanding at June 30, 2005 and March 31, 2005	82,000	82,000
Additional paid-in capital	53,627,000	53,627,000
Accumulated other comprehensive loss	(34,000)	(55,000)
Accumulated deficit	(7,850,000)	(6,430,000)

TOTAL SHAREHOLDERS’ EQUITY	45,825,000	47,224,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$87,113,000	$83,348,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Restated)

	Three Months Ended
	June 30,
	2005	2004
Net sales	$21,351,000	$21,209,000
Cost of goods sold	17,965,000	17,338,000

Gross profit	3,386,000	3,871,000

Operating expenses:
General and administrative	4,010,000	2,621,000
Sales and marketing	865,000	622,000
Research and development	314,000	179,000

Total operating expenses	5,189,000	3,422,000

Operating (loss) income	(1,803,000)	449,000
Interest expense — net of interest income	548,000	351,000

(Loss) income before income tax benefit (expense)	(2,351,000)	98,000
Income tax benefit (expense)	931,000	(41,000)

Net (loss) income	$(1,420,000)	$57,000

Basic net (loss) income per share	$(0.17)	$0.01

Diluted net (loss) income per share	$(0.17)	$0.01

Weighted average number of shares outstanding:
— basic	8,183,955	8,094,450

— diluted	8,183,955	8,575,210

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Restated)

	Three Months Ended
	June 30,
	2005	2004
Cash flows from operating activities:
Net (loss) income	$(1,420,000)	$57,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	498,000	578,000
Deferred income taxes	(881,000)	93,000
Tax benefit from employee stock options exercised	—	75,000
Changes in current assets and liabilities:
Accounts receivable	2,520,000	1,359,000
Inventory	(8,244,000)	(9,826,000)
Inventory unreturned	(171,000)	(964,000)
Prepaid expenses and other current assets	(443,000)	(77,000)
Other current assets	(252,000)	7,000
Accounts payable and accrued liabilities	6,629,000	8,237,000
Income tax payable	(50,000)	(127,000)
Deferred compensation	18,000	76,000
Deferred income	(33,000)	—
Credit due customer	(2,203,000)	6,529,000
Other current liabilities	54,000	47,000

Net cash (used in) provided by operating activities	(3,978,000)	6,064,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,437,000)	(231,000)
Change in short term investments	(28,000)	(83,000)

Net cash used in investing activities	(1,465,000)	(314,000)

Cash flows from financing activities:
Net (payments) borrowings under line of credit	—	(3,000,000)
Net payments on capital lease obligations	(122,000)	(117,000)
Exercise of stock options	—	70,000

Net cash used in financing activities	(122,000)	(3,047,000)

Effect of exchange rate changes on cash	(1,000)	(1,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,566,000)	2,702,000
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,211,000	7,630,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$645,000	$10,332,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$557,000	$351,000
Income taxes	$—	$50,000
Non-cash investing and financing activities:
Property acquired under capital lease	$916,000	$—
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2005 and 2004
(Unaudited and Restated)
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
NOTE B — Restatement of Financial Statements for the Quarters Ended June 30, 2005 and June 30, 2004
     The consolidated balance sheet as of June 30, 2005, the consolidated statements of operations for the quarters ended June 30, 2005 and June 30, 2004 and the consolidated statements of cash flows for the quarters ended June 30, 2005 and June 30, 2004 have been restated to correct misstatements which occurred when (i) the Company failed to record unreturned core inventory and core charge revenue for the core portion of certain finished goods sold (core deposit adjustment), (ii) the Company overstated inventory by not properly tracking unreturned core inventory from POS sales (consignment core adjustment) and (iii) the Company incorrectly calculated the value of finished goods to be returned from customers through stock adjustments (unit stock adjustment). The estimated tax effect of the misstatements noted above is also reflected in the restatements. The condensed notes to the financial statements for the periods ending June 30, 2005 and 2004 were also restated as required to reflect the effect of the restatement noted above.
     The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Consolidated Balance Sheet

	June 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$645,000		$645,000
Short term investments	537,000		537,000
Accounts receivable — net, as previously reported	8,577,000
Core deposit adjustment		$380,000
Unit stock adjustment		36,000
Accounts receivable — net, as restated			8,993,000
Inventory — net, as previously reported	56,979,000
Consignment core adjustment		(123,000)
Inventory — net, as restated			56,856,000
Deferred income tax asset	7,231,000		7,231,000
Inventory unreturned, as previously reported	2,998,000
Core deposit adjustment		(492,000)
Unit stock adjustment		75,000
Inventory unreturned, as restated			2,581,000
Prepaid expenses and other current assets	1,779,000		1,779,000

Total current assets	78,746,000	(124,000)	78,622,000

Plant and equipment — net	7,342,000		7,342,000
Other assets	1,149,000		1,149,000

TOTAL ASSETS	$87,237,000	$(124,000)	$87,113,000

LIABILITIES
Current liabilities:
Accounts payable	$21,002,000		$21,002,000
Accrued liabilities	419,000		419,000
Accrued salaries and wages	3,267,000		3,267,000
Accrued workers’ compensation claims	2,257,000		2,257,000
Income tax payable, as previously reported	177,000
Core deposit adjustment		$(40,000)
Consignment core adjustment		(44,000)
Unit stock adjustment		39,000
Income tax payable, as restated			132,000
Deferred compensation	469,000		469,000
Deferred income	133,000		133,000
Other current liabilities	99,000		99,000
Credit due customer	10,340,000		10,340,000
Current portion of capital lease obligations	524,000		524,000

Total current liabilities	38,687,000	(45,000)	38,642,000
Deferred income, less current portion	488,000		488,000
Deferred income tax liability	491,000		491,000
Other liabilities	43,000		43,000
Capitalized lease obligations, less current portion	1,624,000		1,624,000

TOTAL LIABILITIES	41,333,000	(45,000)	41,288,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,183,955 shares issued and outstanding at June 30, 2005 and March 31, 2005	82,000		82,000
Additional paid-in capital	53,627,000		53,627,000
Accumulated other comprehensive loss	(34,000)		(34,000)
Accumulated deficit, as previously reported	(7,771,000)
Core deposit adjustment		(72,000)
Consignment core adjustment		(79,000)
Unit stock adjustment		72,000
Accumulated deficit, as restated			(7,850,000)

TOTAL SHAREHOLDERS’ EQUITY	45,904,000	(79,000)	45,825,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$87,237,000	$(124,000)	$87,113,000

Consolidated Statements of Operations

	Three Months Ended June 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$20,935,000
Core deposit adjustment		$380,000
Unit stock adjustment		36,000
Net sales, as restated			$21,351,000
Cost of goods sold, as previously reported	17,425,000
Core deposit adjustment		492,000
Consignment core adjustment		122,000
Unit stock adjustment		(74,000)
Cost of goods sold, as restated			17,965,000

Gross margin	3,510,000	(124,000)	3,386,000
Operating expenses:
General and administrative	4,010,000		4,010,000
Sales and marketing	865,000		865,000
Research and development	314,000		314,000

Total operating expenses	5,189,000	—	5,189,000

Operating income (loss)	(1,679,000)	(124,000)	(1,803,000)
Interest expense — net	548,000		548,000

(Loss) income before income tax expense	(2,227,000)	(124,000)	(2,351,000)
Income tax benefit, as previously reported	886,000
Core deposit adjustment		40,000
Consignment core adjustment		44,000
Unit stock adjustment		(39,000)
Income tax benefit, as restated			931,000

Net (loss) income	$(1,341,000)	$(79,000)	$(1,420,000)

Basic income per share	$(0.16)	$(0.01)	$(0.17)

Diluted income per share	$(0.16)	$(0.01)	$(0.17)

Weighted average shares outstanding:
— basic	8,183,955		8,183,955

— diluted	8,183,955		8,183,955

Consolidated Statements of Operations (continued)

	Three Months Ended June 30, 2004
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$21,232,000
Unit stock adjustment		$(23,000)
Net sales, as restated			$21,209,000
Cost of goods sold, as previously reported	17,026,000
Consignment core adjustment		189,000
Unit stock adjustment		123,000
Cost of goods sold, as restated			17,338,000

Gross margin	4,206,000	(335,000)	3,871,000
Operating expenses:
General and administrative	2,621,000		2,621,000
Sales and marketing	622,000		622,000
Research and development	179,000		179,000

Total operating expenses	3,422,000	—	3,422,000

Operating income	784,000	(335,000)	449,000
Interest expense — net	351,000		351,000

Income before income tax expense	433,000	(335,000)	98,000
Income tax expense, as previously reported	168,000
Consignment core adjustment		(72,000)
Unit stock adjustment		(55,000)
Income tax expense, as restated			41,000

Net income	$265,000	$(208,000)	$57,000

Basic income per share	$0.03	$(0.02)	$0.01

Diluted income per share	$0.03	$(0.02)	$0.01

Weighted average shares outstanding:
— basic	8,094,450		8,094,450

— diluted	8,575,210		8,575,210

Consolidated Statements of Cash Flows

	Three Months Ended June 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net loss, as previously reported	$(1,341,000)
Core deposit adjustment		$(72,000)
Consignment core adjustment		(79,000)
Unit stock adjustment		72,000
Net loss, as restated			$(1,420,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	498,000		498,000
Deferred income taxes	(881,000)		(881,000)
Changes in current assets and liabilities:
Accounts receivable, as previously reported	2,936,000
Core deposit adjustment		(380,000)
Consignment core adjustment		(36,000)
Accounts receivable, as restated			2,520,000
Inventory, as previously reported	(8,367,000)
Consignment core adjustment		123,000
Inventory, as restated			(8,244,000)
Inventory unreturned, as previously reported	(588,000)
Core deposit adjustment		492,000
Unit stock adjustment		(75,000)
Inventory unreturned, as restated			(171,000)
Prepaid expenses and other current assets	(443,000)		(443,000)
Other assets	(252,000)		(252,000)
Accounts payable and accrued liabilities	6,629,000		6,629,000
Income tax payable, as previously reported	(5,000)
Core deposit adjustment		(40,000)
Consignment core adjustment		(44,000)
Unit stock adjustment		39,000
Income tax payable, as restated			(50,000)
Deferred compensation	18,000		18,000
Deferred income	(33,000)		(33,000)
Credit due to customer	(2,203,000)		(2,203,000)
Other liabilities	54,000		54,000

Net cash used in operating activities	$(3,978,000)	$—	$(3,978,000)

There were no changes to previously reported cash flows from investing and financing activities.

Consolidated Statements of Cash Flows (continued)

	Three Months Ended June 30, 2004
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$265,000
Consignment core adjustment		$(117,000)
Unit stock adjustment		(91,000)
Net income, as restated			$57,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	578,000		578,000
Deferred income taxes	93,000		93,000
Tax benefit from employee stock options exercised	75,000		75,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	1,336,000
Unit stock adjustment		23,000
Accounts receivable, as restated			1,359,000
Inventory, as previously reported	(10,015,000)
Consignment core adjustment		189,000
Inventory, as restated			(9,826,000)
Inventory unreturned, as previously reported	(1,087,000)
Unit stock adjustment		123,000
Inventory unreturned, as restated			(964,000)
Prepaid expenses and other current assets	(77,000)		(77,000)
Other assets	7,000		7,000
Accounts payable and accrued liabilities	8,237,000		8,237,000
Income tax payable, as previously reported	—
Consignment core adjustment		(72,000)
Unit stock adjustment		(55,000)
Income tax payable, as restated			(127,000)
Deferred compensation	76,000		76,000
Credit due to customer	6,529,000		6,529,000
Other liabilities	47,000		47,000

Net cash provided by operating activities	$6,064,000	$—	$6,064,000

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
     The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	June 30,	March 31,
	2005	2005
Estimated sales returns	$605,000	$694,000
Estimated core inventory returns	$2,019,000	$2,288,000

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

	Three Months Ended
	June 30,
	2005	2004
Net (loss) income	$(1,420,000)	$57,000
Stock-based compensation charges reported in net (loss) income	—	—
Pro forma stock-based compensation, net of tax	—	(380,000)

Pro forma net loss	$(1,420,000)	$(323,000)

Basic (loss) income per share	$(0.17)	$0.01

Basic (loss) income per share — pro forma	$(0.17)	$(0.04)

Diluted (loss) income per share	$(0.17)	$0.01

Diluted (loss) income per share — pro forma	$(0.17)	$(0.04)

NOTE E — Inventory
     Inventory is comprised of the following:

	June 30,	March 31,
	2005	2005
Raw materials and cores	$21,169,000	$19,864,000
Work-in-process	403,000	681,000
Finished goods	19,998,000	13,398,000

	41,570,000	33,943,000
Less allowance for excess and obsolete inventory	(2,394,000)	(2,392,000)

	39,176,000	31,551,000
Pay-on-scan inventory	17,680,000	17,036,000

Total	$56,856,000	$48,587,000

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

	June 30,	March 31,
	2005	2005
Cores	$1,404,000	$1,352,000
Finished goods	1,177,000	1,057,000

Total	$2,581,000	$2,409,000

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
NOTE L — Net Income Per Share
     The following represents a reconciliation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2005	2004
Net (loss) income	$(1,420,000)	$57,000

Basic Shares	8,183,955	8,094,450
Effect of dilutive stock options	—	480,760

Diluted shares	8,183,955	8,575,210

Basic	$(0.17)	$0.01
Diluted	$(0.17)	$0.01

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

	Three Months Ended
	June 30,
	2005	2004
Net (loss) income	$(1,420,000)	$57,000
Foreign currency translation	22,000	—

Comprehensive (loss) income	$(1,398,000)	$57,000

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our unaudited and restated consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2005 consolidated financial statements included in our Annual Report on Form 10-K filed on September 6, 2005 as well as our March 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K filed on July 13, 2006.
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
Results of Operations for the three months ended June 30, 2005 and 2004
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended June 30,
	2005	2004
Gross margin	15.9%	18.3%
EBITDA (1)	$(1,296,000)	$1,043,000
Cash flow from operations	$(3,978,000)	$6,064,000
Finished goods turnover (annualized) (2)	2.11	3.84
Finished goods turnover, excluding POS inventory (annualized) (3)	4.30	5.39
Annualized return on equity (4)	(12.0%)	0.6%

(1)	EBITDA is computed as earnings before interest, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is computed as net income (loss) for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably.

     Non-GAAP Measures — A reconciliation of EBITDA to net (loss) income is provided below:

	Three Months Ended June 30,
	2005	2004
EBITDA	$(1,296,000)	$1,043,000
Depreciation and amortization	498,000	578,000
Interest expense	557,000	367,000
Income tax benefit (expense).	931,000	(41,000)

Net (loss) income	$(1,420,000)	$57,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended June 30,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	84.1%	81.7%

Gross margin	15.9%	18.3%
General and administrative expenses	18.8%	12.4%
Sales and marketing expenses	4.0%	2.9%
Research and development expenses	1.5%	0.8%

Operating (loss) income	(8.4%)	2.2%
Interest expense — net of interest income	2.6%	1.7%
Income tax benefit (expense)	4.4%	(0.2%)

Net (loss) income	(6.6%)	0.3%

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
     Net Sales. Our net sales for the three months ended June 30, 2005 were $21,351,000, an increase of $142,000 or 0.7% compared to net sales for the three months ended June 30, 2004 of $21,209,000. Gross sales increased by $1,724,000 during the first quarter of fiscal 2006 when compared to the first quarter of fiscal 2005. This was due primarily to the new business from one of the world’s largest automobile manufacturers. Returns decreased by $411,000 from the first quarter of fiscal 2005 to the first quarter of fiscal 2006. In addition, we recorded $430,000 in royalty income during the first quarter of fiscal 2006. These increases in sales were reduced in the quarter ended June 30, 2005 by approximately $2,570,000 due to a front-loaded marketing allowance we provided to a customer during this period in connection with a new five-year contract. In total, marketing allowances increased from $3,126,000 for the three months ended June 30, 2004 to $5,699,000 for the three months ended June 30, 2005.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased 2.4% for the three months ended June 30, 2005 to 84.1% when compared to 81.7% for the three months ended June 30, 2004. This percentage was adversely impacted by the front-loaded marketing allowance noted above which offset sales but did not impact the cost of goods associated with those sales. Cost of goods sold was also negatively impacted by the higher per unit manufacturing costs compared to the prior period to meet demands of the new business we received, including increased overtime and temporary labor costs, and the manufacturing inefficiencies from opening our Mexican facility. As previously reported, cost of goods sold as a percentage of net sales during the three months ended June 30, 2004 was adversely impacted by the ramp-up costs associated with business we received from our largest customer.
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
     Income Tax. For the three months ended June 30, 2005 and June 30, 2004, we recognized income tax benefit of $931,000 and income tax expense of $41,000, respectively. For income tax purposes, we have available $1,953,000 of federal carry forwards which expire in varying amounts through 2023.
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
Working Capital and Net Cash Flow
     At June 30, 2005, we had working capital of $39,980,000, a ratio of current assets to current liabilities of 2.03:1, and cash and cash equivalents of $645,000, which compares to working capital of $42,820,000, a ratio of current assets to current liabilities of 2.25:1, and cash and cash equivalents of $6,211,000 at March 31, 2005.
     Because of the factors discussed under the caption “Liquidity and Capital Resources”, our cash position has been strained. Net cash used in operating activities was $3,978,000 for the three months ended June 30, 2005, as compared to net cash provided by operating activities of $6,064,000 for the three months ended June 30, 2004. The structure of our purchase of transition inventory associated with our POS arrangement had a significant impact on our cash flow. During the three months ended June 30, 2005, this arrangement reduced our cash flow from operations by $2,203,000. During the three months ended June 30, 2004, this arrangement increased our cash flow from operations by $6,529,000. (For an explanation of this transaction, see Note G to the Consolidated Financial Statements included in this report.) The net cash used in operating activities was also impacted by our net loss during the current fiscal quarter of $1,420,000, compared to net income of $57,000 during the June 2004 fiscal quarter. Our increased inventory of $8,244,000 during the three months ended June 30, 2005 was partially offset by a net increase in accounts payable and accrued liabilities of $6,629,000 associated with our ramped-up production.
     Inventory and accounts payable were significantly impacted by our expanded customer arrangements. Inventory and inventory unreturned increased by a combined total of $8,415,000 principally due to our POS arrangement and new business we have been awarded. As a result of increased production related to new business, our accounts payable and accrued liabilities increased by approximately $6,629,000 from March 31, 2005 to June 30, 2005. Even though inventory increased by over $8,000,000, our excess and obsolete inventory reserve remained essentially unchanged because the increase in inventory was largely related to our production of a new line of remanufactured starters and alternators for which we believe there is a high demand.
     Net accounts receivable decreased by $2,520,000 as of June 30, 2005 compared to March 31, 2005, primarily due to the issuance of front-loaded marketing allowances we provided to one of our customers.
     We used net cash in investing activities in the three months ended June 30, 2005. These investing activities were primarily related to capital expenditures of $1,437,000 during this period. We expect to use cash in investing activities for the balance of fiscal 2006.
     During each of the three month periods ending June 30, 2005 and 2004, the cash we used in financing activities primarily related to our capital lease obligations.
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

PART II — OTHER INFORMATION
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
     (b) Reports on Form 8-K:
Current report on Form 8-K filed on April 25, 2005 which reported amendments to the employment agreement with Selwyn Joffe, our Chairman and Chief Executive Officer.
Current report on Form 8-K filed on June 3, 2005 which reported restated audited financial statements for the year ended March 31, 2004, 2003 and 2002 under new accounting policies.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: July 21, 2006	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer