Form 10-Q/A
period 2005-09-30
MOTORCAR PARTS  AMERICA INC
filed 2006-07-31
CIK 918251

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☑
There were 8,208,955 shares of Common Stock outstanding at November 11, 2005.

EXPLANATORY NOTE
     Explanatory Note: This Form 10-Q/A amends our report on Form 10-Q for the period ended September 30, 2005 to restate our unaudited consolidated financial statements for the three-month and six-month periods ended September 30, 2005 and 2004 that were included in that Form 10-Q. The unaudited quarterly financial statements for each of the three-month and six-month periods ended September 30, 2005 and 2004 have been restated to correct misstatements which occurred when we (i) failed to record unreturned core inventory and core charge revenue for the core portion of certain finished goods sold, (ii) overstated inventory by not properly tracking unreturned core inventory from POS sales and (iii) incorrectly calculated the value of finished goods to be returned from customers through stock adjustments.
     Except as required to reflect the effects of the restatement noted above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 14, 2005. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including the amended quarterly report on Form 10-Q/A for the quarter ended June 30, 2005, our annual report on Form 10-K for the fiscal year ended March 31, 2006, our quarterly report on Form 10-Q for the period ended December 31, 2005 and our Current Reports on Form 8-K filed since November 14, 2005.

MOTORCAR PARTS OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2005	2005
	(Unaudited and
	Restated)
ASSETS
Current assets:
Cash and cash equivalents	$1,257,000	$6,211,000
Short term investments	632,000	503,000
Accounts receivable — net	12,056,000	11,513,000
Inventory — net	59,293,000	48,587,000
Deferred income tax asset	6,156,000	6,378,000
Inventory unreturned	3,713,000	2,409,000
Income tax receivable	149,000	—
Prepaid expenses and other current assets	1,661,000	1,365,000

Total current assets	84,917,000	76,966,000

Plant and equipment — net	8,599,000	5,483,000
Other assets	1,334,000	899,000

TOTAL ASSETS	$94,850,000	$83,348,000

LIABILITIES
Current liabilities:
Accounts payable	$23,691,000	$14,502,000
Accrued liabilities	350,000	1,378,000
Accrued salaries and wages	1,920,000	2,235,000
Accrued workers’ compensation claims	2,776,000	2,217,000
Line of credit	6,831,000	—
Income tax payable	—	183,000
Deferred compensation	535,000	450,000
Deferred income	133,000	133,000
Other current liabilities	174,000	89,000
Credit due customer	7,746,000	12,543,000
Current portion of capital lease obligations	697,000	416,000

Total current liabilities	44,853,000	34,146,000
Deferred income, less current portion	454,000	521,000
Deferred income tax liability	443,000	519,000
Other liabilities	44,000	—
Capitalized lease obligations, less current portion	1,940,000	938,000

TOTAL LIABILITIES	47,734,000	36,124,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,208,955 and 8,183,955 shares issued and outstanding at September 30, 2005 and March 31, 2005	82,000	82,000
Additional paid-in capital	53,751,000	53,627,000
Accumulated other comprehensive loss	(48,000)	(55,000)
Accumulated deficit	(6,669,000)	(6,430,000)

TOTAL SHAREHOLDERS’ EQUITY	47,116,000	47,224,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$94,850,000	$83,348,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Restated)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net sales	$51,490,000	$46,202,000	$30,139,000	$24,993,000
Cost of goods sold	40,354,000	35,335,000	22,389,000	17,997,000

Gross profit	11,136,000	10,867,000	7,750,000	6,996,000

Operating expenses:
General and administrative	8,057,000	5,037,000	4,047,000	2,416,000
Sales and marketing	1,629,000	1,133,000	764,000	511,000
Research and development	589,000	388,000	275,000	209,000

Total operating expenses	10,275,000	6,558,000	5,086,000	3,136,000

Operating income	861,000	4,309,000	2,664,000	3,860,000
Interest expense — net of interest income	1,202,000	800,000	654,000	449,000

Income (loss) before income tax expense (benefit)	(341,000)	3,509,000	2,010,000	3,411,000
Income tax expense (benefit)	(102,000)	1,303,000	829,000	1,262,000

Net income (loss)	$(239,000)	$2,206,000	$1,181,000	$2,149,000

Basic net income (loss) per share	$(0.03)	$0.27	$0.14	$0.26

Diluted net income (loss) per share	$(0.03)	$0.26	$0.14	$0.25

Weighted average number of shares outstanding:
— basic	8,189,829	8,125,982	8,195,640	8,157,172

— diluted	8,189,829	8,590,254	8,729,235	8,603,916

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Restated)

	Six Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(239,000)	$2,206,000
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	988,000	1,006,000
Deferred income taxes	144,000	1,206,000
Tax benefit from employee stock options exercised	101,000	219,000
Changes in current assets and liabilities:
Accounts receivable	(543,000)	3,981,000
Inventory	(10,702,000)	(17,633,000)
Prepaid income tax	—	(49,000)
Inventory unreturned	(1,304,000)	(516,000)
Prepaid expenses and other current assets	(304,000)	(90,000)
Other current assets	(437,000)	5,000
Accounts payable and accrued liabilities	8,392,000	6,824,000
Income tax payable	(331,000)	(122,000)
Deferred compensation	85,000	101,000
Deferred income	(67,000)	—
Credit due customer	(4,797,000)	12,912,000
Other current liabilities	131,000	(82,000)

Net cash (used in) provided by operating activities	(8,883,000)	9,968,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,532,000)	(364,000)
Change in short term investments	(95,000)	(108,000)

Net cash used in investing activities	(2,627,000)	(472,000)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	6,831,000	(3,000,000)
Net payments on capital lease obligations	(279,000)	(212,000)
Exercise of stock options	23,000	241,000

Net cash provided by (used in) financing activities	6,575,000	(2,971,000)

Effect of exchange rate changes on cash	(19,000)	(1,000)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(4,954,000)	6,524,000
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,211,000	7,630,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$1,257,000	$14,154,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,216,000	$830,000
Income taxes	$—	$50,000
Non-cash investing and financing activities:
Property acquired under capital lease	$1,562,000	$—
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
NOTE B — Restatement of Financial Statements for the Three and Six Months Ended September 30, 2005 and September 30, 2004
     The consolidated balance sheet as of September 30, 2005, the consolidated statements of operations for the three and six months ended September 30, 2005 and September 30, 2004 and the consolidated statements of cash flows for the six months ended September 30, 2005 and September 30, 2004 have been restated to correct misstatements which occurred when the Company (i) failed to record unreturned core inventory and core charge revenue for the core portion of certain finished goods sold (core deposit adjustment), (ii) overstated inventory by not properly tracking unreturned core inventory from POS sales (consignment core adjustment) and (iii) incorrectly calculated the value of finished goods to be returned from customers through stock adjustments (unit stock adjustment). The estimated tax effect of the misstatements noted above is also reflected in the restatements. The condensed notes to the financial statements for the three and six months ending September 30, 2005 and 2004 were also restated as required to reflect the effect of the restatements noted above.
     The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Consolidated Balance Sheet

	September 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$1,257,000		$1,257,000
Short term investments	632,000		632,000
Accounts receivable — net, as previously reported	11,222,000
Core deposit adjustment		$842,000
Unit stock adjustment		(8,000)
Accounts receivable — net, as restated			12,056,000
Inventory — net, as previously reported	59,577,000
Consignment core adjustment		(284,000)
Inventory — net, as restated			59,293,000
Deferred income tax asset	6,156,000		6,156,000
Inventory unreturned, as previously reported	5,168,000
Core deposit adjustment		(1,240,000)
Unit stock adjustment		(215,000)
Inventory unreturned, as restated			3,713,000
Prepaid expenses and other current assets	1,661,000		1,661,000

Total current assets	85,673,000	(905,000)	84,768,000

Plant and equipment — net	8,599,000		8,599,000
Other assets	1,334,000		1,334,000

TOTAL ASSETS	$95,606,000	$(905,000)	$94,701,000

LIABILITIES

Current liabilities:
Accounts payable	$23,691,000		$23,691,000
Accrued liabilities	350,000		350,000
Accrued salaries and wages	1,920,000		1,920,000
Accrued workers’ compensation claims	2,776,000		2,776,000
Line of credit	6,831,000		6,831,000
Income tax payable, as previously reported	177,000
Core deposit adjustment		$(143,000)
Consignment core adjustment		(102,000)
Unit stock adjustment		(81,000)
Income tax payable (receivable), as restated			(149,000)
Deferred compensation	535,000		535,000
Deferred income	133,000		133,000
Other current liabilities	174,000		174,000
Credit due customer	7,746,000		7,746,000
Current portion of capital lease obligations	697,000		697,000

Total current liabilities	45,030,000	(326,000)	44,704,000
Deferred income, less current portion	454,000		454,000
Deferred income tax liability	443,000		443,000
Other liabilities	44,000		44,000
Capitalized lease obligations, less current portion	1,940,000		1,940,000

TOTAL LIABILITIES	47,911,000	(326,000)	47,585,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,208,955 and 8,183,955 shares issued and outstanding at September 30, 2005 and March 31, 2005	82,000		82,000
Additional paid-in capital	53,751,000		53,751,000
Accumulated other comprehensive loss	(48,000)		(48,000)
Accumulated deficit, as previously reported	(6,090,000)
Core deposit adjustment		(255,000)
Consignment core adjustment		(182,000)
Unit stock adjustment		(142,000)
Accumulated deficit, as restated			(6,669,000)

TOTAL SHAREHOLDERS’ EQUITY	47,695,000	(579,000)	47,116,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$95,606,000	$(905,000)	$94,701,000

Consolidated Statements of Operations

	Six Months Ended September 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$50,656,000
Core deposit adjustment		$841,000
Unit stock adjustment		(7,000)
Net sales, as restated			$51,490,000
Cost of goods sold, as previously reported	38,615,000
Core deposit adjustment		1,240,000
Consignment core adjustment		283,000
Unit stock adjustment		216,000
Cost of goods sold, as restated			40,354,000

Gross margin	12,041,000	(905,000)	11,136,000
Operating expenses:
General and administrative	8,057,000		8,057,000
Sales and marketing	1,629,000		1,629,000
Research and development	589,000		589,000

Total operating expenses	10,275,000	—	10,275,000

Operating income	1,766,000	(905,000)	861,000
Interest expense — net	1,202,000		1,202,000

Income (loss) before income tax expense	564,000	(905,000)	(341,000)
Income tax expense, as previously reported	(224,000)
Core deposit adjustment		143,000
Consignment core adjustment		102,000
Unit stock adjustment		81,000
Income tax benefit, as restated			102,000

Net income (loss)	$340,000	$(579,000)	$(239,000)

Basic income (loss) per share	$0.04	$(0.07)	$(0.03)

Diluted income (loss) per share	$0.04	$(0.07)	$(0.03)

Weighted average shares outstanding:
— basic	8,189,829		8,189,829

— diluted	8,739,232	(549,403)	8,189,829

Dilutive common stock equivalents are excluded from the calculation when there is a net loss in a fiscal period.

Consolidated Statements of Operations (continued)

	Three Months Ended September 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$29,721,000
Core deposit adjustment		$461,000
Unit stock adjustment		(43,000)
Net sales, as restated			$30,139,000
Cost of goods sold, as previously reported	21,190,000
Core deposit adjustment		748,000
Consignment cores adjustment		161,000
Unit stock adjustment		290,000
Cost of goods sold, as restated			22,389,000

Gross margin	8,531,000	(781,000)	7,750,000
Operating expenses:
General and administrative	4,047,000		4,047,000
Sales and marketing	764,000		764,000
Research and development	275,000		275,000

Total operating expenses	5,086,000	—	5,086,000

Operating income	3,445,000	(781,000)	2,664,000
Interest expense — net	654,000		654,000

Income before income tax expense	2,791,000	(781,000)	2,010,000
Income tax expense, as previously reported	1,110,000
Core deposit adjustment		(103,000)
Consignment core adjustment		(58,000)
Unit stock adjustment		(120,000)
Income tax expense, as restated			829,000

Net income	$1,681,000	$(500,000)	$1,181,000

Basic income per share	$0.21	$(0.07)	$0.14

Diluted income per share	$0.19	$(0.05)	$0.14

Weighted average shares outstanding:
— basic	8,195,640		8,195,640

— diluted	8,729,235		8,729,235

Consolidated Statements of Operations (continued)

	Six Months Ended September 30, 2004
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$46,229,000
Unit stock adjustment		$(27,000)
Net sales, as restated			$46,202,000
Cost of goods sold, as previously reported	35,040,000
Consignment core adjustment		227,000
Unit stock adjustment		68,000
Cost of goods sold, as restated			35,335,000

Gross margin	11,189,000	(322,000)	10,867,000
Operating expenses:
General and administrative	5,037,000		5,037,000
Sales and marketing	1,133,000		1,133,000
Research and development	388,000		388,000

Total operating expenses	6,558,000	—	6,558,000

Operating income	4,631,000	(322,000)	4,309,000
Interest expense — net	800,000		800,000

Income before income tax expense	3,831,000	(322,000)	3,509,000
Income tax expense, as previously reported	1,425,000
Consignment core adjustment		(86,000)
Unit stock adjustment		(36,000)
Income tax expense, as restated			1,303,000

Net income	$2,406,000	$(200,000)	$2,206,000

Basic income per share	$0.30	$(0.03)	$0.27

Diluted income per share	$0.28	$(0.02)	$0.26

Weighted average shares outstanding:
— basic	8,125,982		8,125,982

— diluted	8,590,254		8,590,254

Consolidated Statements of Operations (continued)

	Three Months Ended September 30, 2004
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$24,997,000
Unit stock adjustment		$(4,000)
Net sales, as restated			$24,993,000
Cost of goods sold, as previously reported	18,014,000
Consignment core adjustment		38,000
Unit stock adjustment		(55,000)
Cost of goods sold, as restated			17,997,000

Gross margin	6,983,000	13,000	6,996,000
Operating expenses:
General and administrative	2,416,000		2,416,000
Sales and marketing	511,000		511,000
Research and development	209,000		209,000

Total operating expenses	3,136,000	—	3,136,000

Operating income	3,847,000	13,000	3,860,000
Interest expense — net	449,000		449,000

Income before income tax expense	3,398,000	13,000	3,411,000
Income tax expense, as previously reported	1,257,000
Consignment core adjustment		(14,000)
Unit stock adjustment		19,000
Income tax expense, as restated			1,262,000

Net income	$2,141,000	$8,000	$2,149,000

Basic income per share	$0.26	$—	$0.26

Diluted income per share	$0.25	$—	$0.25

Weighted average shares outstanding:
— basic	8,157,172		8,157,172

— diluted	8,603,916		8,603,916

Consolidated Statements of Cash Flows

	Six Months Ended September 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$340,000
Core deposit adjustment		$(255,000)
Consignment core adjustment		(182,000)
Unit stock adjustment		(142,000)
Net loss, as restated			$(239,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	988,000		988,000
Deferred income taxes	144,000		144,000
Tax benefit from employee stock options exercised	101,000		101,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	291,000
Core deposit adjustment		(842,000)
Consignment core adjustment		8,000
Accounts receivable, as restated			(543,000)
Inventory, as previously reported	(10,986,000)
Consignment core adjustment		284,000
Inventory, as restated			(10,702,000)
Inventory unreturned, as previously reported	(2,759,000)
Core deposit adjustment		1,240,000
Unit stock adjustment		215,000
Inventory unreturned, as restated			(1,304,000)
Prepaid expenses and other current assets	(304,000)		(304,000)
Other current assets	(437,000)		(437,000)
Accounts payable and accrued liabilities	8,392,000		8,392,000
Income tax payable, as previously reported	(5,000)
Core deposit adjustment		(143,000)
Consignment core adjustment		(102,000)
Unit stock adjustment		(81,000)
Income tax payable, as restated			(331,000)
Deferred compensation	85,000		85,000
Deferred income	(67,000)		(67,000)
Credit due to customer	(4,797,000)		(4,797,000)
Other liabilities	131,000		131,000

Net cash used in operating activities	$(8,883,000)	$—	$(8,883,000)

There were no changes to previously reported cash flows from investing and financing activities.

Consolidated Statements of Cash Flows (continued)

	Six Months Ended September 30, 2004
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$2,406,000
Core deposit adjustment		$(141,000)
Unit stock adjustment		(59,000)
Net income, as restated			$2,206,000
Adjustments to reconcile net income to net cash used in operating activities
Depreciation and amortization	1,006,000		1,006,000
Deferred income taxes	1,206,000		1,206,000
Tax benefit from employee stock options exercised	219,000		219,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	3,954,000
Unit stock adjustment		27,000
Accounts receivable, as restated			3,981,000
Inventory, as previously reported	(17,860,000)
Consignment core adjustment		227,000
Inventory, as restated			(17,633,000)
Prepaid income tax	(49,000)		(49,000)
Inventory unreturned, as previously reported	(584,000)
Unit stock adjustment		68,000
Inventory unreturned, as restated			(516,000)
Prepaid expenses and other current assets	(90,000)		(90,000)
Other current assets	5,000		5,000
Accounts payable and accrued liabilities	6,824,000		6,824,000
Income tax payable, as previously reported	—
Consignment core adjustments		(86,000)
Unit stock adjustments		(36,000)
Income tax payable, as restated			(122,000)
Deferred compensation	101,000		101,000
Credit due to customer	12,912,000		12,912,000
Other liabilities	(82,000)		(82,000)

Net cash used in operating activities	$9,968,000	$—	$9,968,000

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
     When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. Upon receipt of a core, the Company grants the customer a credit based on the core value billed, and restores the returned core to inventory. The Company generally limits core returns to the number of similar cores previously shipped to each customer. The Company recognizes revenue for cores based upon an estimate of the annual rate in which customers will pay cash for cores in lieu of returning cores for credits. In fiscal year 2005, the Company began to recognize core charge revenue each fiscal quarter based on this estimate. The revenue from core charges had previously been recorded at the end of the fiscal year. The amount of revenue recognized for core charges for the six months ended September 30, 2005 and 2004 was $3,157,000 and $2,227,000, respectively, and for the three months ended September 30, 2005 and 2004 was $2,064,000 and $1,209,000, respectively.
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
     The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	September 30,	March 31,
	2005	2005
Estimated sales returns	$177,000	$694,000
Estimated core inventory returns	$4,404,000	$2,288,000

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

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(239,000)	$2,206,000	$1,181,000	$2,149,000

Stock-based compensation charges reported in net income (loss)	—	—	—	—
Pro forma stock-based compensation, net of tax	—	(876,000)	—	(496,000)

Pro forma net income (loss)	$(239,000)	$1,330,000	$1,181,000	$1,653,000

Basic income (loss) per share	$(0.03)	$0.27	$0.14	$0.26

Basic income (loss) per share – pro forma	$(0.03)	$0.16	$0.14	$0.20

Diluted income (loss) per share	$(0.03)	$0.26	$0.14	$0.25

Diluted income (loss) per share – pro forma	$(0.03)	$0.15	$0.14	$0.19

NOTE E — Inventory
     Inventory is comprised of the following:

	September 30,	March 31,
	2005	2005
Raw materials and cores	$21,192,000	$19,864,000
Work-in-process	1,067,000	681,000
Finished goods	21,899,000	13,398,000

	44,158,000	33,943,000
Less allowance for excess and obsolete inventory	(2,350,000)	(2,392,000)

	41,808,000	31,551,000
Pay-on-scan inventory	17,485,000	17,036,000

Total	$59,293,000	$48,587,000

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

	September 30,	March 31,
	2005	2005
Cores	$2,481,000	$1,352,000
Finished goods	1,232,000	1,057,000

Total	$3,713,000	$2,409,000

NOTE G — Multi-Year Exclusive Arrangement and Inventory Transaction with Largest Customer
     In May 2004, the Company entered into an agreement with its largest customer to become the customer’s primary supplier of import alternators and starters for its eight distribution centers. As part of this four-year agreement, the Company entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise the Company has shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement the Company purchased approximately $24,000,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. The Company is paying for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that the Company continue to meet its historical performance and competitive standards.
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
NOTE L — Net Income Per Share
     The following represents a reconciliation of basic and diluted net income per share:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(239,000)	$2,206,000	$1,181,000	$2,149,000

Basic Shares	8,189,829	8,125,982	8,195,640	8,157,172
Effect of dilutive stock options	—	464,272	533,595	446,744

Diluted shares	8,189,829	8,590,254	8,729,235	8,603,916

Basic income (loss) per share	$(0.03)	$0.27	$0.14	$0.26
Diluted income (loss) per share	$(0.03)	$0.26	$0.14	$0.25
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

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(Restated)	(Restated)	(Restated)	(Restated)
Net income (loss)	$(239,000)	$2,206,000	$1,181,000	$2,149,000
Foreign currency translation	(5,000)	(5,000)	(10,000)	(4,000)

Comprehensive income (loss)	$(244,000)	$2,201,000	$1,171,000	$2,145,000

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
     The following table summarizes certain key operating data for the periods indicated:

	Six Months Ended September 30,
	2005	2004
	(Restated)
Gross margin	21.6%	23.5%
EBITDA(1)	$1,863,000	$5,345,000
Cash flow from operations	$(8,883,000)	$9,968,000
Finished goods turnover (annualized)(2)	2.31	3.33
Finished goods turnover, excluding POS inventory (annualized)(3)	4.57	5.09
Annualized return on equity(4)	(1.0)%	10.9%

(1)	EBITDA is computed as earnings before gross interest expense, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the six months ended September 30, 2005 and September 30, 2004 is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average between beginning inventory and ending inventory for each six month period. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion of pay-on-scan inventory in the denominator. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is calculated by multiplying net income for the six months ended September 30, 2005 and September 30, 2004 by 2 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably.
     Non-GAAP Measures — A reconciliation of EBITDA to net income (loss) is provided below:

	Six Months Ended September 30,
	2005	2004
	(Restated)
EBITDA	$1,863,000	$5,345,000
Depreciation and amortization	(988,000)	(1,006,000)
Interest expense — gross	(1,216,000)	(830,000)
Income tax benefit (expense)	102,000	(1,303,000)

Net income (loss)	$(239,000)	$2,206,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Six Months Ended
	September 30,
	2005	2004
	(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	78.4%	76.5%

Gross margin	21.6%	23.5%
General and administrative expenses	15.6%	10.9%
Sales and marketing expenses	3.2%	2.5%
Research and development expenses	1.1%	0.8%

Operating income	1.7%	9.3%
Interest expense — net of interest income	2.3%	1.7%
Income tax expense (benefit)	(0.2)%	2.8%

Net income (loss)	(0.4)%	4.8%

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
     Net Sales. Our net sales for the six months ended September 30, 2005 were $51,490,000, an increase of $5,288,000 or 11.4% compared to net sales for the six months ended September 30, 2004 of $46,202,000. Gross sales increased by $8,238,000 due primarily to higher sales to our existing customers. In addition, there was an increase in royalty income of $495,000. These increases were offset by an increase of $3,589,000 in marketing allowances (which reduce net sales) from $5,877,000 for the six months ended September 30, 2004 to $9,466,000 for the six months ended September 30, 2005. Cost of goods sold as a percentage of net sales was positively impacted by the increase in royalty income noted above, for which there is no cost of goods sold, and higher core charge revenue, which has a higher margin than unit sales.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales slightly increased for the six months ended September 30, 2005 to 78.4% when compared to 76.5% for the six months ended September 30, 2004. For the six months ended September 30, 2005, this percentage was positively impacted by the decrease in direct labor costs during the three months ended September 30, 2005. This positive impact was offset by the front-loaded marketing allowance we provided to one of the world’s largest automobile manufacturers which reduced reported sales but did not impact the cost of goods associated with those sales. Cost of goods sold was also negatively impacted by the higher per unit manufacturing costs incurred during the three months ended June 30, 2005 to meet the demands of the new business we received, including increased overtime and temporary labor costs, and the manufacturing inefficiencies at our Mexican facility.

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
     Income Tax. For the six months ended September 30, 2005 and September 30, 2004, we recognized an income tax benefit of $102,000 and an income tax expense of $1,303,000, respectively. For income tax purposes, we have available $1,150,000 of federal carry forwards which expire in varying amounts through 2023.
Results of Operations for the three months ended September 30, 2005 and 2004
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	September 30,
	2005	2004
	(Restated)	(Restated)
Gross margin	25.7%	28.0%
EBITDA(1)	$3,158,000	$4,302,000
Cash flow from operations	$(4,905,000)	$3,904,000
Finished goods turnover (annualized)(2)	2.32	2.96
Finished goods turnover, excluding POS inventory (annualized)(3)	4.28	5.10
Annualized return on equity(4)	10.3%	21.2%

(1)	EBITDA is computed as earnings before gross interest expense, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the three months ended September 30, 2005 and September 30, 2004 is calculated by multiplying cost of sales for such three month period by 4 and dividing the result by the average between beginning inventory and ending inventory for each such fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion of pay-on-scan inventory in the denominator. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is computed as net income for the three months ended September 30, 2005 and September 30, 2004 by 4 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably.
     Non-GAAP Measures — A reconciliation of EBITDA to net income is provided below:

	Three Months Ended
	September 30,
	2005	2004
	(Restated)	(Restated)
EBITDA	$3,158,000	$4,302,000
Depreciation and amortization	(490,000)	(428,000)
Interest expense — gross	(658,000)	(463,000)
Income tax expense	(829,000)	(1,262,000)

Net income	$1,181,000	$2,149,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	September 30,
	2005	2004
	(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	74.3%	72.0%

Gross margin	25.7%	28.0%
General and administrative expenses	13.4%	9.7%
Sales and marketing expenses	2.5%	2.0%
Research and development expenses	0.9%	0.8%

Operating income	8.9%	15.5%
Interest expense — net of interest income	2.2%	1.8%
Income tax expense	2.8%	5.1%

Net income	3.9%	8.6%

     Net Sales. Our net sales for the three months ended September 30, 2005 were $30,139,000, an increase of $5,146,000 or 20.6% compared to net sales for the three months ended September 30, 2004 of $24,993,000. Gross sales increased by $6,515,000 due primarily to higher sales to our existing customers which were partially offset by an increase of $1,015,000 in marketing allowances (which reduce net sales) from $2,752,000 for the three months ended September 30, 2004 to $3,767,000 for the three months ended September 30, 2005.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales slightly increased for the three months ended September 30, 2005 to 74.3% when compared to 72.0% for the three months ended September 30, 2004. Although cost of goods sold was positively impacted by the decrease in direct labor costs, the gross margin percentage was reduced by the increase in marketing allowances which reduce net sales, but not the cost associated with those sales. Cost of goods sold as a percentage of net sales was positively impacted by the increase in core charge revenue, which has a higher margin than unit sales.
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
     Income Tax. For the three months ended September 30, 2005 and 2004, we recognized income tax expense of $829,000 and $1,262,000, respectively. For income tax purposes, we have available $1,150,000 of federal carry forwards which expire in varying amounts through 2023.
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
Working Capital and Net Cash Flow
     At September 30, 2005, we had working capital of $40,064,000, a ratio of current assets to current liabilities of 1.90:1, and cash and cash equivalents of $1,257,000, which compares to working capital of $42,820,000, a ratio of current assets to current liabilities of 2.25:1 and cash and cash equivalents of $6,211,000 at March 31, 2005. In addition, at March 31, 2005, we had not borrowed any amounts against our line of credit. At September 30, 2005, we had borrowed $6,831,000 against the line of credit.
     Because of the factors discussed under the caption “Liquidity and Capital Resources”, our cash position has been strained. Net cash used in operating activities was $8,883,000 for the six months ended September 30, 2005, as compared to net cash provided by operating activities of $9,968,000 for the six months ended September 30, 2004. The structure of our purchase of transition inventory associated with our POS arrangement and the marketing allowances we provided to our customers have had a negative impact on our cash flow. During the six months ended September 30, 2005, the POS arrangement reduced our cash flow from operations by $4,797,000. During the six months ended September 30, 2004, this arrangement increased our cash flow from operations by $12,912,000. The credit due our customer under the POS arrangement has declined from $12,543,000 at March 31, 2005 to $7,746,000 at September 30, 2005. The net cash from operating activities was also impacted by our net loss during the current fiscal quarter of $239,000, compared to the net income of $2,206,000 during the September 2004 six month period.
     Inventory and accounts payable were significantly impacted by our expanded customer arrangements. Inventory and inventory unreturned increased by a combined total of $12,006,000 principally due to our POS arrangement and new business we have been awarded. As a result of increased production related to this new business, our accounts payable and accrued liabilities increased by approximately $8,392,000 from March 31, 2005 to September 30, 2005. Even though inventory increased by over $10,702,000, our excess and obsolete inventory reserve remained essentially unchanged because the increase in inventory was largely related to our production of a new line of remanufactured starters and alternators for which we believe there is a high demand.
     Net accounts receivable decreased by $543,000 as of September 30, 2005 compared to March 31, 2005, primarily due to increased sales discounts partially offset by the increase in sales volume and a reduction in the volume of receivables that we discounted.
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

MOTORCAR PARTS OF AMERICA, INC

Dated: July 28, 2006	By:	/s/ Mervyn McCulloch

Mervyn McCulloch
Chief Financial Officer