Form 10-Q/A
period 2005-12-31
MOTORCAR PARTS  AMERICA INC
filed 2006-08-02
CIK 918251

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
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 8,315,455 shares of Common Stock outstanding at February 10, 2006.

MOTORCAR PARTS OF AMERICA, INC.
EXPLANATORY NOTE
     Explanatory Note: This Form 10-Q/A amends our report on Form 10-Q for the period ended December 31, 2005 to restate our unaudited consolidated financial statements for the three-month and nine-month periods ended December 31, 2005 and 2004 that were included in that Form 10-Q. The unaudited financial statements for each of the three-month and nine-month periods ended December 31, 2005 and 2004 have been restated to correct misstatements which occurred when we (i) failed to record unreturned core inventory and core charge revenue for the core portion of certain finished goods sold, (ii) overstated inventory by not properly tracking unreturned core inventory from POS sales and (iii) incorrectly calculated the value of finished goods to be returned by customers through stock adjustments.
     Except as required to reflect the effects of the restatement noted above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 14, 2006. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including the amended quarterly reports on Form 10-Q/A for the quarters ended June 30, 2005 and September 30, 2005, our annual report on Form 10-K for the fiscal year ended March 31, 2006, and our Current Reports on Form 8-K filed since February 14, 2006.

PART I — FINANCIAL INFORMATION
     Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31,	March 31,
	2005	2005
	(Unaudited and
	Restated)
ASSETS
Current assets:
Cash and cash equivalents	$619,000	$6,211,000
Short term investments	679,000	503,000
Accounts receivable — net	11,238,000	11,513,000
Inventory — net	56,174,000	48,587,000
Deferred income tax asset	5,590,000	6,378,000
Inventory unreturned	4,945,000	2,409,000
Prepaid expenses and other current assets	1,788,000	1,365,000

Total current assets	81,033,000	76,966,000

Plant and equipment — net	11,739,000	5,483,000
Other assets	1,208,000	899,000

TOTAL ASSETS	$93,980,000	$83,348,000

LIABILITIES
Current liabilities:
Accounts payable	$20,251,000	$14,502,000
Accrued liabilities	1,206,000	1,378,000
Accrued salaries and wages	2,458,000	2,235,000
Accrued workers’ compensation claims	3,033,000	2,217,000
Line of credit	1,500,000	—
Income tax payable	94,000	183,000
Deferred compensation	566,000	450,000
Deferred income	133,000	133,000
Other current liabilities	200,000	89,000
Credit due customer	4,919,000	12,543,000
Current portion of capital lease obligations	1,442,000	416,000

Total current liabilities	35,802,000	34,146,000
Deferred income, less current portion	421,000	521,000
Deferred income tax liability	477,000	519,000
Deferred gain on sale-leaseback	2,506,000	—
Other liabilities	48,000	—
Capitalized lease obligations, less current portion	5,085,000	938,000

TOTAL LIABILITIES	44,339,000	36,124,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,311,955 and 8,183,955 shares issued and outstanding at December 31, 2005 and March 31, 2005	83,000	82,000
Additional paid-in capital	54,227,000	53,627,000
Accumulated other comprehensive loss	(31,000)	(55,000)
Accumulated deficit	(4,638,000)	(6,430,000)

TOTAL SHAREHOLDERS’ EQUITY	49,641,000	47,224,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$93,980,000	$83,348,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Restated)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net sales	$82,385,000	$70,497,000	$30,895,000	$24,295,000
Cost of goods sold	63,070,000	51,712,000	22,696,000	16,373,000

Gross profit	19,315,000	18,785,000	8,199,000	7,922,000

Operating expenses:
General and administrative	10,894,000	8,208,000	2,857,000	3,175,000
Sales and marketing	2,466,000	1,940,000	836,000	806,000
Research and development	808,000	561,000	219,000	174,000

Total operating expenses	14,168,000	10,709,000	3,912,000	4,155,000

Operating income	5,147,000	8,076,000	4,287,000	3,767,000
Interest expense — net of interest income	2,160,000	1,326,000	958,000	526,000

Income before income tax expense	2,987,000	6,750,000	3,329,000	3,241,000
Income tax expense	1,195,000	2,506,000	1,298,000	1,203,000

Net income	$1,792,000	$4,244,000	$2,031,000	$2,038,000

Basic net income per share	$0.22	$0.52	$0.25	$0.25

Diluted net income per share	$0.21	$0.49	$0.24	$0.24

Weighted average number of shares outstanding:
— basic	8,209,728	8,142,297	8,249,308	8,174,748

— diluted	8,620,945	8,590,828	8,642,118	8,600,434

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Restated)

	Nine Months Ended
	December 31,
	2005	2004
Cash flows from operating activities:
Net income	$1,792,000	$4,244,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	1,552,000	1,464,000
Amortization of deferred gain on sale-leaseback	(87,000)	—
Deferred income taxes	746,000	2,489,000
Tax benefit from employee stock options exercised	321,000	235,000
Changes in current assets and liabilities:
Accounts receivable	275,000	4,779,000
Inventory	(7,587,000)	(18,181,000)
Income tax receivable	—	(273,000)
Inventory unreturned	(2,536,000)	(1,317,000)
Prepaid expenses and other current assets	(423,000)	212,000
Other assets	(309,000)	(49,000)
Accounts payable and accrued liabilities	6,616,000	3,584,000
Income tax payable	(89,000)	—
Deferred compensation	116,000	180,000
Deferred income	(100,000)	—
Credit due customer	(7,624,000)	13,603,000
Other liabilities	159,000	(82,000)

Net cash (used in) provided by operating activities	(7,178,000)	10,888,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(3,275,000)	(1,666,000)
Proceeds from sale-leaseback transaction	4,110,000	—
Change in short term investments	(176,000)	(160,000)

Net cash (used in) provided by investing activities	659,000	(1,826,000)

Cash flows from financing activities:
Net borrowings (payments) under line of credit	1,500,000	(3,000,000)
Net payments on capital lease obligations	(639,000)	(209,000)
Exercise of stock options	280,000	248,000

Net cash (used in) provided by financing activities	1,141,000	(2,961,000)

Effect of exchange rate changes on cash	(214,000)	3,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(5,592,000)	6,104,000
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	6,211,000	7,630,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$619,000	$13,734,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,112,000	$1,399,000
Income taxes	$5,000	$54,000
Non-cash investing and financing activities:
Property acquired under capital lease	$5,812,000	$109,000
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
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the year ending March 31, 2006. March 31, 2005 balances were derived from the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on September 6, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2005, filed on September 6, 2005.
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
NOTE B — Restatement of Financial Statements for the Three and Nine Months Ended December 31, 2005 and December 31, 2004
     The consolidated balance sheet as of December 31, 2005, the consolidated statements of operations for the three and nine months ended December 31, 2005 and December 31, 2004 and the consolidated statements of cash flows for the three and nine months ended December 31, 2005 and December 31, 2004 have been restated to correct misstatements which occurred when the Company (i) failed to record unreturned core inventory and core charge revenue for the core portion of certain finished goods sold (core deposit adjustment), (ii) overstated inventory by not properly tracking unreturned core inventory from POS sales (consignment core adjustment) and (iii) incorrectly calculated the value of finished goods to be returned from customers through stock adjustments (unit stock adjustment). The estimated tax effect of the misstatements noted above is also reflected in the restatements. The condensed notes to the financial statements for the three and nine months ending December 31, 2005 and 2004 were also restated as required to reflect the effect of the restatements noted above.
     The impact of this restatement, which has been reflected throughout the consolidated financial statements and accompanying notes, is as follows:

Consolidated Balance Sheet

	December 31, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
ASSETS

Current assets:
Cash and cash equivalents	$619,000		$619,000
Short term investments	679,000		679,000
Accounts receivable — net, as previously reported	9,857,000
Core deposit adjustment		$1,305,000
Unit stock adjustment		76,000
Accounts receivable — net, as restated			11,238,000
Inventory — net, as previously reported	56,654,000
Consignment core adjustment		(480,000)
Inventory — net, as restated			56,174,000
Deferred income tax asset	5,590,000		5,590,000
Inventory unreturned, as previously reported	5,419,000
Core deposit adjustment		(412,000)
Unit stock adjustment		(62,000)
Inventory unreturned, as restated			4,945,000
Income tax receivable, as previously reported	60,000
Core deposit adjustment		(322,000)
Consignment core adjustment		173,000)
Unit stock adjustment		(5,000)
Income tax receivable (payable), as restated			(94,000)
Prepaid expenses and other current assets	1,788,000		1,788,000

Total current assets	80,666,000	273,000	80,939,000

Plant and equipment — net	11,739,000		11,739,000
Other assets	1,208,000		1,208,000

TOTAL ASSETS	$93,613,000	$273,000	$93,886,000

LIABILITIES

Current liabilities:
Accounts payable	$20,251,000		$20,251,000
Accrued liabilities	1,206,000		1,206,000
Accrued salaries and wages	2,458,000		2,458,000
Accrued workers’ compensation claims	3,033,000		3,033,000
Line of credit	1,500,000		1,500,000
Deferred compensation	566,000		566,000
Deferred income	133,000		133,000
Other current liabilities	200,000		200,000
Credit due customer	4,919,000		4,919,000
Current portion of capital lease obligations	1,442,000		1,442,000

Total current liabilities	35,708,000	—	35,708,000
Deferred income, less current portion	421,000		421,000
Deferred income tax liability, as previously reported	477,000		477,000
Deferred gain on sale-leaseback	2,506,000		2,506,000
Other liabilities	48,000		48,000
Capitalized lease obligations, less current portion	5,085,000		5,085,000

TOTAL LIABILITIES	44,245,000	—	44,245,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,311,955 and 8,183,955 shares issued and outstanding at December 31, 2005 and March 31, 2005	83,000		83,000
Additional paid-in capital	54,227,000		54,227,000
Accumulated other comprehensive loss	(31,000)		(31,000)
Accumulated deficit, as previously reported	(4,911,000)
Core deposit adjustment		571,000
Consignment core adjustment		(307,000)
Unit stock adjustment		9,000
Accumulated deficit, as restated			(4,638,000)

TOTAL SHAREHOLDERS’ EQUITY	49,368,000	273,000	49,641,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$93,613,000	$273,000	$93,886,000

Consolidated Statement of Operations

	Nine Months Ended December 31, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$81,004,000
Core deposit adjustment		$1,305,000
Unit stock adjustment		76,000
Net sales, as restated			$82,385,000
Cost of goods sold, as previously reported	62,116,000
Core deposit adjustment		412,000
Consignment core adjustment		480,000
Unit stock adjustment		62,000
Cost of goods sold, as restated			63,070,000

Gross profit	18,888,000	427,000	19,315,000
Operating expenses:
General and administrative	10,894,000	—	10,894,000
Sales and marketing	2,466,000	—	2,466,000
Research and development	808,000	—	808,000

Total operating expenses	14,168,000	—	14,168,000

Operating income	4,720,000	427,000	5,147,000
Interest expense — net of interest income	2,160,000	—	2,160,000

Income before income tax expense	2,560,000	427,000	2,987,000
Income tax expense, as previously reported	1,041,000
Core deposit adjustment		322,000
Consignment core adjustment		(173,000)
Unit stock adjustment		5,000
Income tax expense, as restated			1,195,000

Net income	$1,519,000	$273,000	$1,792,000

Basic income per share	$0.19	$0.03	$0.22

Diluted income per share	$0.18	$0.03	$0.21

Weighted average shares outstanding:
— basic	8,209,728		8,209,728

— diluted	8,620,945		8,620,945

Consolidated Statement of Operations

	Three Months Ended December 31, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$30,348,000
Core deposit adjustment		$463,000
Unit stock adjustment		84,000
Net sales, as restated			$30,895,000
Cost of goods sold, as previously reported	23,481,000
Core deposit adjustment		(828,000)
Consignment core adjustment		196,000
Unit stock adjustment		(153,000)
Cost of goods sold, as restated			22,696,000

Gross profit	6,867,000	1,332,000	8,199,000
Operating expenses:
General and administrative	2,857,000	—	2,857,000
Sales and marketing	836,000	—	836,000
Research and development	219,000	—	219,000

Total operating expenses	3,912,000	—	3,912,000

Operating income	2,955,000	1,332,000	4,287,000
Interest expense — net of interest income	958,000	—	958,000

Income before income tax expense	1,997,000	1,332,000	3,329,000
Income tax expense, as previously reported	818,000
Core deposit adjustment		466,000
Consignment core adjustment		(71,000)
Unit stock adjustment		85,000
Income tax expense, as restated			1,298,000

Net income	$1,179,000	$852,000	$2,031,000

Basic income per share	$0.14	$0.11	$0.25

Diluted income per share	$0.14	$0.10	$0.24

Weighted average shares outstanding:
— basic	8,249,308		8,249,308

— diluted	8,642,118		8,642,118

Consolidated Statement of Operations

	Nine Months Ended December 31, 2004
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$70,388,000
Unit stock adjustment		$109,000
Net sales, as restated			$70,497,000
Cost of goods sold, as previously reported	51,029,000
Consignment core adjustment		280,000
Unit stock adjustment		403,000
Cost of goods sold, as restated			51,712,000

Gross profit	19,359,000	(574,000)	18,785,000
Operating expenses:
General and administrative	8,208,000	—	8,208,000
Sales and marketing	1,940,000	—	1,940,000
Research and development	561,000	—	561,000

Total operating expenses	10,709,000	—	10,709,000

Operating income	8,650,000	(574,000)	8,076,000
Interest expense — net of interest income	1,326,000	—	1,326,000

Income before income tax expense	7,324,000	(574,000)	6,750,000
Income tax expense, as previously reported	2,724,000
Consignment core adjustment		(106,000)
Unit stock adjustment		(112,000)
Income tax expense, as restated			2,506,000

Net income	$4,600,000	$(356,000)	$4,244,000

Basic income per share	$0.56	$(0.04)	$0.52

Diluted income per share	$0.54	$(0.05)	$0.49

Weighted average shares outstanding:
— basic	8,142,297		8,142,297

— diluted	8,590,828		8,590,828

Consolidated Statement of Operations

	Three Months Ended December 31, 2004
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$24,159,000
Unit stock adjustment		$136,000
Net sales, as restated			$24,295,000
Cost of goods sold, as previously reported	15,985,000
Consignment core adjustment		53,000
Unit stock adjustment		335,000
Cost of goods sold, as restated			16,373,000

Gross profit	8,174,000	(252,000)	7,922,000
Operating expenses:
General and administrative	3,175,000	—	3,175,000
Sales and marketing	806,000	—	806,000
Research and development	174,000	—	174,000

Total operating expenses	4,155,000	—	4,155,000

Operating income	4,019,000	(252,000)	3,767,000
Interest expense — net of interest income	526,000	—	526,000

Income before income tax expense	3,493,000	(252,000)	3,241,000
Income tax expense, as previously reported	1,299,000
Consignment core adjustment		(20,000)
Unit stock adjustment		(76,000)
Income tax expense, as restated			1,203,000

Net income	$2,194,000	$(156,000)	$2,038,000

Basic income per share	$0.27	$(0.02)	$0.25

Diluted income per share	$0.26	$(0.02)	$0.24

Weighted average shares outstanding:
— basic	8,174,748		8,174,748

— diluted	8,600,434		8,600,434

Consolidated Statement of Cash Flows

	Nine Months Ended December 31, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$1,519,000
Core deposit adjustment		$571,000
Consignment core adjustment		(307,000)
Unit stock adjustment		9,000
Net income, as restated			$1,792,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,552,000		1,552,000
Amortization of deferred gain on sale-leaseback	(87,000)		(87,000)
Deferred income taxes	746,000		746,000
Tax benefit from employee stock options exercised	321,000		321,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	1,656,000
Core deposit adjustment		(1,305,000)
Unit stock adjustment		(76,000)
Accounts receivable, as restated			275,000
Inventory, as previously reported	(8,067,000)
Consignment core adjustment		480,000
Inventory, as restated			(7,587,000)
Income tax receivable, as previously reported	(243,000)
Core deposit adjustment		322,000
Consignment core adjustment		(173,000)
Unit stock adjustment		5,000
Income tax payable, as restated			(89,000)
Inventory unreturned, as previously reported	(3,010,000)
Core deposit adjustment		412,000
Unit stock adjustment		62,000
Inventory unreturned, as restated			(2,536,000)
Prepaid expenses and other current assets	(423,000)		(423,000)
Other current assets	(309,000)		(309,000)
Accounts payable and accrued liabilities	6,616,000		6,616,000
Deferred compensation	116,000		116,000
Deferred income	(100,000)		(100,000)
Credit due customer	(7,624,000)		(7,624,000)
Other liabilities	159,000		159,000

Net cash used in operating activities	$(7,178,000)	$—	$(7,178,000)

There were no changes to previously reported cash flows from investing and financing activities.

Consolidated Statement of Cash Flows

	Nine Months Ended December 31, 2004
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$4,600,000
Consignment core adjustment		$(174,000)
Unit stock adjustment		(182,000)
Net income, as restated			$4,244,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,464,000		1,464,000
Deferred income taxes, as previously reported	2,489,000		2,489,000
Tax benefit from employee stock options exercised	235,000		235,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	4,888,000
Unit stock adjustment		(109,000)
Accounts receivable, as restated			4,779,000
Inventory, as previously reported	(18,461,000)
Consignment core adjustment		280,000
Inventory, as restated			(18,181,000)
Income tax receivable, as previously reported	(55,000)
Consignment core adjustment		(106,000)
Unit stock adjustment		(112,000)
Income tax receivable, as restated			(273,000)
Inventory unreturned, as previously reported	(1,720,000)
Unit stock adjustment		403,000
Inventory unreturned, as restated			(1,317,000)
Prepaid expenses and other current assets	212,000		212,000
Other current assets	(49,000)		(49,000)
Accounts payable and accrued liabilities	3,584,000		3,584,000
Deferred compensation	180,000		180,000
Credit due customer	13,603,000		13,603,000
Other liabilities	(82,000)		(82,000)

Net cash provided by operating activities	$10,888,000	$—	$10,888,000

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
     When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. Upon receipt of a core, the Company grants the customer a credit based on the core value billed, and restores the returned core to inventory. The Company generally limits core returns to the number of similar cores previously shipped to each customer. The Company recognizes revenue for cores based upon an estimate of the annual rate in which customers will pay cash for cores in lieu of returning cores for credits. In fiscal year 2005, the Company began to recognize core charge revenue each fiscal quarter based on this estimate. The revenue from core charges had previously been recorded at the end of the fiscal year. The amount of revenue recognized for core charges for the nine months ended December 31, 2005 and 2004 was $6,931,000 and $3,797,000, respectively, and for the three months ended December 31, 2005 and 2004 was $3,773,000 and $1,570,000, respectively.
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
     The Company maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	December 31,	March 31,
	2005	2005
Estimated sales returns	$819,000	$694,000
Estimated core inventory returns	$4,061,000	$2,288,000

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

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$1,792,000	$4,244,000	$2,031,000	$2,038,000

Stock-based compensation charges reported in net income	—	—	—	—
Pro forma stock-based compensation, net of tax	(232,000)	(909,000)	(232,000)	(33,000)

Pro forma net income	$1,560,000	$3,335,000	$1,799,000	$2,005,000

Basic income per share	$0.22	$0.52	$0.25	$0.25

Basic income per share — pro forma	$0.19	$0.41	$0.22	$0.25

Diluted income per share	$0.21	$0.49	$0.24	$0.24

Diluted income per share — pro forma	$0.18	$0.39	$0.21	$0.23

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
NOTE E — Inventory
     Inventory is comprised of the following:

	December 31,	March 31,
	2005	2005
Raw materials and cores	$20,764,000	$19,864,000
Work-in-process	440,000	681,000
Finished goods	21,205,000	13,398,000

	42,409,000	33,943,000
Less allowance for excess and obsolete inventory	(2,121,000)	(2,392,000)

	40,288,000	31,551,000
Pay-on-scan inventory	15,886,000	17,036,000

Total	$56,174,000	$48,587,000

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

	December 31,	March 31,
	2005	2005
Cores	$3,415,000	$1,352,000
Finished goods	1,530,000	1,057,000

Total	$4,945,000	$2,409,000

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
NOTE K — Line of Credit; Factoring Agreements
     On May 28, 2004 the Company secured a $15,000,000 credit facility with a new bank. This revolving credit line, which replaced the Company’s previous asset-based facility, bears interest either at the LIBOR rate plus 2% or the bank’s reference rate, at the Company’s option. The bank holds a security interest in substantially all of the Company’s assets. As of December 31, 2005, the Company had an outstanding balance under this line of credit of $1,500,000 and had reserved $4,364,000 of the line for standby letters of credit for worker’s compensation insurance. The loan agreement matures on October 2, 2006. The purpose of the line of credit is to provide a source of cash for the day-to-day management of the operations of the Company. In October 2005, the Company obtained longer term financing via a sale-leaseback arrangement. (See Note L – Capital Lease Financing Agreement.) The proceeds of the sale-leaseback were used to reduce the outstanding balance in and establish greater availability of the line of credit for the day-to-day operational cash requirements of the Company.
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
NOTE L — Capital Lease Financing Agreement
     On October 26, 2005, the Company entered into a capital sale-leaseback agreement with a bank. The agreement provided the Company with $4,110,000 in equipment financing repayable in monthly installments of $81,000 over the sixty month term of the lease agreement, with a one dollar purchase option at the end of the lease term. The financing arrangement has an effective interest rate of 6.75%. The proceeds from the agreement were used to reduce the outstanding balance in the Company’s line of credit with the bank, which had been used in the nine month period ended December 31, 2005 to fund the purchase of fixed assets.
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
NOTE M — Net Income Per Share
     The following represents a reconciliation of basic and diluted net income per share:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$1,792,000	$4,244,000	$2,031,000	$2,038,000

Basic shares	8,209,728	8,142,297	8,249,308	8,174,748
Effect of dilutive stock options	411,217	448,531	392,810	425,686

Diluted shares	8,620,945	8,590,828	8,642,118	8,600,434

Basic income per share	$0.22	$0.52	$0.25	$0.25
Diluted income per share	$0.21	$0.49	$0.24	$0.24
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

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income	$1,792,000	$4,244,000	$2,031,000	$2,038,000
Foreign currency translation	28,000	6,000	29,000	11,000

Comprehensive income	$1,820,000	$4,250,000	$2,060,000	$2,049,000

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

     The following table summarizes certain key operating data for the periods indicated:

	Nine Months Ended December 31,
	2005	2004
Gross margin	23.4%	26.6%
EBITDA(1)	$6,631,000	$9,613,000
Cash flow from operations	$(7,178,000)	$10,888,000
Finished goods turnover (annualized)(2)	2.49	3.23
Finished goods turnover, excluding POS inventory (annualized)(3)	4.86	5.29
Annualized return on equity(4)	5.1%	14.0%

(1)	EBITDA is computed as earnings before gross interest expense, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the nine months ended December 31, 2005 and December 31, 2004 is calculated by multiplying cost of goods sold for each nine month period by 1.33 and dividing the result by the average between beginning inventory and ending inventory for each nine month period. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion of pay-on-scan inventory in the denominator. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is calculated by multiplying net income for the nine months ended December 31, 2005 and December 31, 2004 by 1.33 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably.
     Non-GAAP Measures — A reconciliation of EBITDA to net income is provided below:

	Nine Months Ended December 31,
	2005	2004
EBITDA	$6,631,000	$9,613,000
Depreciation and amortization	(1,465,000)	(1,464,000)
Interest expense — gross	(2,179,000)	(1,399,000)
Income tax expense	(1,195,000)	(2,506,000)

Net income	$1,792,000	$4,244,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Nine Months Ended
	December 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	76.6%	73.4%

Gross margin	23.4%	26.6%
General and administrative expenses	13.2%	11.6%
Sales and marketing expenses	3.0%	2.7%
Research and development expenses	1.0%	0.8%

Operating income	6.2%	11.5%
Interest expense — net of interest income	2.6%	1.9%
Income tax expense	1.4%	3.6%

Net income	2.2%	6.0%

     Net Sales. Our net sales for the nine months ended December 31, 2005 were $82,385,000, an increase of $11,888,000 or 16.9% compared to net sales for the nine months ended December 31, 2004 of $70,497,000. Gross unit value revenue increased by $14,733,000 due primarily to higher sales volumes to our new and existing customers. This increase was offset by an increase in marketing allowances (which reduce unit value revenue) from $8,934,000 for the nine months ended December 31, 2004 to

$14,860,000 for the nine months ended December 31, 2005. (For a summary of our obligation to issue future marketing allowances, see Notes H and I to the Consolidated Financial Statements included in this Form 10-Q/A.) A significant portion of the increase in marketing allowances was due to front-loaded marketing allowances of $4,063,000 we provided for new business from several of our customers. In addition, the amount of revenue recognized for core charges increased to $6,931,000 for the nine months ended December 31, 2005 from $3,797,000 for the nine months ended December 31, 2004.
     Cost of Goods Sold. Cost of goods sold increased for the nine months ended December 31, 2005 to $63,070,000 from $51,712,000 for the nine months ended December 31, 2004, and we experienced a drop in the gross margin from 26.6% for the nine months ended December 31, 2004 to 23.4% for the nine months ended December 31, 2005. The $4,063,000 of front-loaded marketing allowances we provided for new business from several of our customers resulted in 3.6% of the decrease in gross margins. These allowances reduced reported sales but did not impact the cost of goods associated with those sales, thus reducing both gross margin dollars and percentages. Cost of goods sold were also increased by the higher per unit manufacturing costs incurred during the nine months ended December 31, 2005 to meet the demands of the new business we received, including increased overtime and temporary labor costs, and the start-up manufacturing inefficiencies at our Mexican facility. Cost of goods sold as a percentage of net sales was positively impacted by the increase in core charge revenue, which has a higher margin than unit sales.
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
     Income Tax. For the nine months ended December 31, 2005 and 2004, we recognized income tax expense of $1,195,000 and $2,506,000, respectively. For income tax purposes, we have available $882,000 of federal carry forwards which expire in varying amounts through 2023.
Results of Operations for the three months ended December 31, 2005 and 2004
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	December 31,
	2005	2004
Gross margin	26.5%	32.6%
EBITDA(1)	$4,769,000	$4,270,000
Cash flow from operations	$1,705,000	$920,000
Finished goods turnover (annualized)(2)	2.37	2.37
Finished goods turnover, excluding POS inventory (annualized)(3)	4.21	4.59
Annualized return on equity(4)	17.2%	18.9%

(1)	EBITDA is computed as earnings before gross interest expense, taxes, depreciation and amortization. We believe this is a useful measure of our ability to operate successfully.

(2)	Annualized finished goods turnover for the three months ended December 31, 2005 and December 31, 2004 is calculated by multiplying cost of sales for such three month period by 4 and dividing the result by the average between beginning inventory and ending inventory for each such fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(3)	Calculated on the same basis as note (2) except for the exclusion of pay-on-scan inventory in the denominator. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(4)	Annualized return on equity is computed by multiplying net income for the three months ended December 31, 2005 and December 31, 2004 by 4 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably.
     Non-GAAP Measures — A reconciliation of EBITDA to net income is provided below:

	Three Months Ended
	December 31,
	2005	2004
EBITDA	$4,769,000	$4,270,000
Depreciation and amortization	(477,000)	(458,000)
Interest expense — gross	(963,000)	(571,000)
Income tax expense	(1,298,000)	(1,203,000)

Net income	$2,031,000	$2,038,000

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	December 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of goods sold	73.5%	67.4%

Gross margin	26.5%	32.6%
General and administrative expenses	9.2%	13.1%
Sales and marketing expenses	2.7%	3.3%
Research and development expenses	0.7%	0.7%

Operating income	13.9%	15.5%
Interest expense — net of interest income	3.1%	2.2%
Income tax expense	4.2%	4.9%

Net income	6.6%	8.4%

     Net Sales. Our net sales for the three months ended December 31, 2005 were $30,895,000, an increase of $6,600,000 or 27.2% compared to net sales for the three months ended December 31, 2004 of $24,295,000. Gross unit value revenue increased by $6,496,000 due primarily to higher sales volumes to our new and existing customers. This increase was offset by an increase in marketing allowances (which reduce unit value revenue) from $3,056,000 for the three months ended December 31, 2004 to $5,394,000 for the three months ended December 31, 2005. (For a summary of our obligation to issue future marketing allowances, see Notes H and I to the Consolidated Financial Statements included in this Form 10-Q/A.) A portion of the increase in marketing allowances was due to front-loaded marketing allowances of $600,000, we provided for new business from one of our customers. In addition, during the three months ended December 31, 2005 customer initiatives resulted in accelerated processing of certain marketing allowances. There was also an increase in revenue recognized for core charges from $1,570,00 for the three months ended December 31, 2004 to $3,773,000 for the three months ended December 31, 2005.
     Cost of Goods Sold. Cost of goods sold increased for the three months ended December 31, 2005 to $22,696,000 from $16,373,000 for the three months ended December 31, 2004, and we experienced a significant drop in the gross margin from 32.6% for the three months ended December 31, 2004 to 26.5% for the three months ended December 31, 2005. As a percentage of sales, cost of goods sold increased as a result of the higher overhead costs incurred during the three months ended December 31, 2005 to meet the demands of the new business we received, including increased overtime and temporary labor costs. The increase in marketing allowances noted above adversely impacted the gross margin percentage by approximately 5.2% since these allowances reduced reported sales for the three months ended December 31, 2005 but did not impact the cost of goods associated with those sales. During the three months ended December 31, 2004, revenue and gross margin were positively affected by the increase in core charge revenue, which has a higher gross margin percentage than finished goods.
     General and Administrative. Our general and administrative expenses decreased slightly from $3,175,000 for the three months ended December 31, 2004 to $2,857,000 for the three months ended December 31, 2005. This $318,000 and 10.0% decrease is principally due to the decrease in the outside professional and consulting fees associated with the SEC’s review of our SEC filings and the related restatement of our financial statements from $210,000 in the three months ended December 31, 2004 to $92,000 for the three months ended December 31, 2005. In addition, there were no consulting fees incurred in the three months ended December 31, 2005 to comply with the Sarbanes-Oxley Act of 2002 compared with $33,000 incurred in the three months ended December 31, 2004. Additional costs are expected to resume when we start the next phase of the Sarbanes-Oxley compliance project. In addition, the gain associated with our forward exchange contracts offset general and administrative expenses by $121,000 for the three months ended December 31, 2005.
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
     Income Tax. For the three months ended December 31, 2005 and 2004, we recognized income tax expense of $1,298,000 and $1,203,000, respectively. For income tax purposes, we have available $882,000 of federal carry forwards which expire in varying amounts through 2023.
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
Working Capital and Net Cash Flow
     At December 31, 2005, we had working capital of $45,231,000, a ratio of current assets to current liabilities of 2.26:1, and cash and cash equivalents of $619,000, which compares to working capital of $42,820,000, a ratio of current assets to current liabilities of 2.25:1 and cash and cash equivalents of $6,211,000 at March 31, 2005. In addition, at March 31, 2005, we had not borrowed any amounts against our line of credit. At December 31, 2005, we had borrowed $1,500,000 against the line of credit.
     Because of the factors discussed under the caption “Liquidity and Capital Resources”, our cash position has been strained. Net cash used in operating activities was $7,178,000 for the nine months ended December 31, 2005, as compared to net cash provided by operating activities of $10,888,000 for the nine months ended December 31, 2004. The structure of our purchase of transition inventory associated with our POS arrangement and the marketing allowances we provided to our customers have had a negative impact on our cash flow. During the nine months ended December 31, 2005, the POS arrangement reduced our cash flow from operations by $7,624,000. During the nine months ended December 31, 2004, this arrangement increased our cash flow from operations by $13,603,000. The credit due our customer under the POS arrangement has declined from $12,543,000 at March 31, 2005 to $4,919,000 at December 31, 2005. The net cash from operating activities was also impacted by the decline in our net income to $1,792,000 during the nine months ended December 31, 2005 as compared to the net income of $4,244,000 during the nine months ended December 31, 2004.
     Inventory and accounts payable have been significantly impacted by our expanded customer arrangements. During the nine months ended December 31, 2005, inventory and inventory unreturned increased by a combined total of $10,123,000 principally due to our POS arrangement and new business we have been awarded. As a result of increased production related to this new business, our accounts payable and accrued liabilities increased by approximately $6,616,000 from March 31, 2005 to December 31, 2005. Even though inventory increased by over $7,587,000, our excess and obsolete inventory reserve actually decreased slightly because the increase in inventory was largely related to our production of a new line of remanufactured starters and alternators for which we believe there is a high demand.
     Net accounts receivable decreased by $275,000 as of December 31, 2005 compared to March 31, 2005, primarily due to increased marketing allowances during the three months ended December 31, 2005, which offset accounts receivable.
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
Capital Resources
Line of Credit
     In May 2004, we entered into a loan agreement which provides for borrowings of up to $15,000,000 without reference to a borrowing base. The interest rate on this credit facility fluctuates and is based upon the (i) bank’s reference rate or (ii) LIBOR plus a margin of 2.00%, at our option. The bank holds a security interest in substantially all of our assets. As of December 31, 2005, we had reserved $4,364,000 of our line for standby letters of credit for worker’s compensation insurance, and had an outstanding balance under this line of credit of $1,500,000. This loan agreement expires on October 2, 2006. The purpose of the line of credit is to provide a source of cash for our day-to-day management of operations. In October 2005, we obtained longer term financing via a sale-leaseback arrangement. (See Capital Lease Financing.) The proceeds of the sale-leaseback were used to reduce the outstanding balance in and establish greater availability of the line of credit for our day-to-day operational cash requirements.
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

MOTORCAR PARTS OF AMERICA, INC

Dated: August 1, 2006	By:	/s/ Mervyn McCulloch Mervyn McCulloch
Chief Financial Officer