Form 10-Q
period 2006-06-30
MOTORCAR PARTS  AMERICA INC
filed 2006-08-14
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
There were 8,326,455 shares of Common Stock outstanding at August 9, 2006.

MOTORCAR PARTS OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,000	$400,000
Short term investments	681,000	660,000
Accounts receivable — net	14,698,000	13,775,000
Due from customer	2,005,000	—
Inventory — net	64,317,000	59,337,000
Deferred income tax asset	5,827,000	5,809,000
Inventory unreturned	7,333,000	7,052,000
Prepaid expenses and other current assets	1,748,000	918,000

Total current assets	96,706,000	87,951,000
Plant and equipment — net	12,766,000	12,164,000
Other assets	1,444,000	1,231,000

TOTAL ASSETS	$110,916,000	$101,346,000

LIABILITIES
Current liabilities:
Accounts payable	$24,467,000	$21,882,000
Accrued liabilities	1,136,000	1,587,000
Accrued salaries and wages	2,651,000	2,267,000
Accrued workers’ compensation claims	3,832,000	3,346,000
Income tax payable	1,086,000	1,094,000
Line of credit	14,900,000	6,300,000
Deferred compensation	521,000	495,000
Deferred income	133,000	133,000
Other current liabilities	266,000	988,000
Credit due customer	—	1,793,000
Current portion of capital lease obligations	1,499,000	1,499,000

Total current liabilities	50,491,000	41,384,000
Deferred income, less current portion	355,000	388,000
Deferred income tax liability	498,000	562,000
Deferred gain on sale-leaseback	2,248,000	2,377,000
Other liabilities	46,000	46,000
Capitalized lease obligations, less current portion	4,520,000	4,857,000

TOTAL LIABILITIES	58,158,000	49,614,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,324,455 and 8,316,105 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	83,000	83,000
Additional paid-in capital	54,498,000	54,326,000
Accumulated other comprehensive (loss) income	(155,000)	85,000
Accumulated deficit	(1,668,000)	(2,762,000)

TOTAL SHAREHOLDERS’ EQUITY	52,758,000	51,732,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$110,916,000	$101,346,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Net sales	$27,223,000	$21,351,000
Cost of goods sold	20,177,000	17,965,000

Gross profit	7,046,000	3,386,000

Operating expenses:
General and administrative	3,072,000	4,010,000
Sales and marketing	905,000	865,000
Research and development	416,000	314,000

Total operating expenses	4,393,000	5,189,000

Operating income (loss)	2,653,000	(1,803,000)
Interest expense — net of interest income	822,000	548,000

Income (loss) before income tax expense (benefit)	1,831,000	(2,351,000)
Income tax expense (benefit)	737,000	(931,000)

Net income (loss)	$1,094,000	$(1,420,000)

Basic net income (loss) per share	$0.13	$(0.17)

Diluted net income (loss) per share	$0.13	$(0.17)

Weighted average number of shares outstanding:
— basic	8,322,920	8,183,955

— diluted	8,582,209	8,183,955

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,094,000	$(1,420,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	649,000	498,000
Amortization of deferred gain on sale-leaseback	(129,000)	—
Provision for (recovery of) inventory reserves and stock adjustments	(267,000)	24,000
Recovery of doubtful accounts	(14,000)	—
Deferred income taxes	(82,000)	(881,000)
Share-based compensation expense	115,000	—
Excess tax benefit from employee stock options exercised	(28,000)	—
Changes in current assets and liabilities:
Accounts receivable	(446,000)	2,498,000
Due from customer	(2,005,000)	—
Inventory	(5,176,000)	(8,246,000)
Inventory unreturned	(281,000)	(171,000)
Prepaid expenses and other current assets	(830,000)	(443,000)
Other assets	(213,000)	(252,000)
Accounts payable and accrued liabilities	3,004,000	6,629,000
Income tax payable	(8,000)	(50,000)
Deferred compensation	26,000	18,000
Deferred income	(33,000)	(33,000)
Credit due customer	(1,793,000)	(2,203,000)
Other current liabilities	(722,000)	54,000

Net cash used in operating activities	(7,139,000)	(3,978,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,278,000)	(1,437,000)
Change in short term investments	(21,000)	(28,000)

Net cash used in investing activities	(1,299,000)	(1,465,000)

Cash flows from financing activities:
Net borrowings under line of credit	8,600,000	—
Net payments on capital lease obligations	(310,000)	(122,000)
Exercise of stock options	57,000	—
Excess tax benefit from employee stock options exercised	28,000	—

Net cash provided by (used in) financing activities	8,375,000	(122,000)

Effect of exchange rate changes on cash	(240,000)	(1,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(303,000)	(5,566,000)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	400,000	6,211,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$97,000	$645,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$802,000	$557,000
Income taxes	$804,000	$—
Non-cash investing and financing activities:
Property acquired under capital lease	$27,000	$916,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited)
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. Amounts related to disclosures of March 31, 2006 balances were derived from the Company’s audited consolidated financial statements as of March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended March 31, 2006, filed on July 13, 2006.
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

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances at several financial institutions located in Southern California. The Company also maintains cash balances in local and US Dollar currencies in Singapore, Malaysia and Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts if translated into US Dollars at June 30, 2006 and March 31, 2006 were $562,000 and $399,000, respectively.

3.	Inventory

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
In determining these standards, the Company excludes those costs deemed to be caused by abnormal amounts of idle capacity and spoilage and expenses those costs as incurred. During the three months ended June 30, 2006, there were no material costs that were considered abnormal as defined in Financial Accounting Standards Board (FASB) Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151).

The Company applies discounts on supplier invoices by reducing related accounts payable and inventory at the time of payment.

4.	Income Taxes

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

As required the liability method is also used in determining the impact of the adoption of FAS 123R on the deferred tax assets and liabilities of the Company.

The primary components of the Company’s income tax provision (benefit) are (i) the current liability or refund due for federal, state and foreign income taxes, and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.

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

5.	Revenue Recognition

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

The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in the return to the Company of more than 90% of all used cores. Accordingly, management excludes the value of cores from revenue in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Core values charged to customers and not included in revenues totaled $17,493,000 and $16,099,000 for the three months ended June 30, 2006 and 2005, respectively.

When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the agreed upon core charge and establishing an inventory unreturned account at the standard cost of the core expected to be returned. Upon receipt of a core, the Company grants the customer a credit based on the core value billed, and restores the returned core to inventory. The Company generally limits core returns to the number of similar cores previously shipped to each customer. The Company recognizes revenue for cores based upon an estimate of the rate in which customers will pay cash for cores in lieu of returning cores for credits. The amount of revenue recognized for core charges for the three months ended June 30, 2006 and 2005 were $1,239,000 and $1,093,000, respectively.

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

The Company also maintains accounts to accrue for estimated returns and to track unit and core returns. The accrual for anticipated returns reduces revenues and accounts receivable. The estimated unit sales returns and estimated core returns account balances are as follows:

	June 30,	March 31,
	2006	2006
Estimated sales returns	$833,000	$977,000
Estimated core inventory returns	$6,078,000	$6,457,000
6.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income per share.

	Three Months Ended June 30
	2006	2005
Net income (loss)	$1,094,000	$(1,420,000)

Basic shares	8,322,920	8,183,955
Effect of dilutive options and warrants	259,289	—

Diluted shares	8,582,209	8,183,955

Net income per common share:
Basic income per share	$0.13	$(0.17)
Diluted income per share	$0.13	$(0.17)
The effect of dilutive options and warrants excludes 17,375 options with exercise prices ranging from $13.80 to $19.13 per share for the three months ended June 30, 2006 and 1,060,318 options with exercise prices ranging from $0.93 to $19.13 per share for the three months ended June 30, 2005 — all of which were anti-dilutive.

The calculation of dilutive earnings per share for the three months ended June 30, 2006 has been adjusted to incorporate the amendments to Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share” (FAS 128) required under FAS 123R.

7.	New Accounting Pronouncements

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold for financial statement recognition and a measurement attribute for a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning April 1, 2007. The Company is currently evaluating the impact of this standard.
NOTE C — Stock Options and Share-Based Payments
     Effective April 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) using the modified prospective application method of transition for all its stock-based compensation plans. Accordingly, while the reported results for the three months ended June 30, 2006 reflect the adoption of FAS 123R, prior year amounts have not been restated.
     The following table presents the impact the adoption of FAS 123R had on the unaudited consolidated statement of operations for the three months ended June 30, 2006.

Impact of
Three Months Ended June 30, 2006	Adoption
Operating income	$(115,000)
Interest expense — net of interest income	—

Income before income tax expense	(115,000)
Income tax expense	(47,000)

Net income	$(68,000)

Basic income per share	$(0.01)

Diluted income per share	$(0.01)

     Prior to the adoption of FAS 123R, the Company accounted for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.”
     Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if, any, of the market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. The following table presents pro forma net income for the three months ended June 30, 2005 as if compensation costs associated with the Company’s option arrangements had been determined in accordance with SFAS 123.

Three Months
Ended June 30,
2005
Net income, as reported:	$(1,420,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	—

Pro forma net income:	$(1,420,000)

Basic income per share — as reported	$(0.17)
Basic income per share — pro forma	$(0.17)
Diluted income per share — as reported	$(0.17)
Diluted income per share — pro forma	$(0.17)
     In November 2005, the FASB issued Staff Position (FSP) FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123 (R)-3”). FSP 123 (R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FAS 123R to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods. In the interim, the excess tax benefits for the three months ended June 30, 2006 of $28,000 (determined based on the requirements of paragraph 81 of FAS 123R) are presented as a cash outflow from operations and a cash inflow from financing activities.
     The fair value of stock options used to compute the pro forma net income and pro forma net income per share disclosures is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. There were no stock options granted during the three months ended June 30, 2006 or 2005.
     The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of stock options granted in prior periods which vested during the three months ending June 30, 2006, and thus were used to calculate the share-based compensation recorded in the current quarter.

Risk free interest rate	4.04%
Expected holding period (years)	5
Expected volatility	28.49%
Expected dividend yield	0%
Weighted average fair value of options vested	$3.20
     In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, options to purchase 1,155,000 shares of common stock were authorized for grant under the 1994 Plan. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. As of June 30, 2006, options to purchase 556,500 shares of common stock were outstanding under the 1994 Plan and no additional options for the purchase of common stock were available for grant.
     At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of June 30, 2006, options to purchase 722,283 shares of common stock were outstanding under the Incentive Plan and an additional 470,717 options for the purchase of common stock were available for grant.
     In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of June 30, 2006, options to purchase 59,000 shares of common stock were outstanding and an additional 116,000 options for the purchase of common stock were available for grant under the 2004 Plan.
     A summary of stock option transactions for the three months ending June 30, 2006 follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 31, 2006	1,350,800	$7.05
Granted	—	—
Exercised	(8,350)	$2.92
Cancelled	(4,667)	$14.71

Outstanding at June 30, 2006	1,337,783	$7.05

     A summary of changes in the status of nonvested stock options during the three months ended June 30, 2006 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at March 31, 2006	291,202	$3.16
Granted	—	—
Vested	—	—
Forfeited	(1,334)	$3.18

Nonvested at June 30, 2006	289,868	$3.16

     As of June 30, 2006, approximately $628,000 of unrecognized compensation cost related to the nonvested stock options. This cost is expected to be recognized over the remaining weighted average vesting period of 1.4 years.
NOTE D — Inventory
Inventory is comprised of the following:

	June 30,	March 31,
	2006	2006
Raw materials and cores	$22,443,000	$20,693,000
Work-in-process	475,000	495,000
Finished goods — pay-on-scan consignment inventory	16,314,000	15,944,000
Finished goods	27,270,000	24,194,000

	66,502,000	61,326,000
Less allowance for excess and obsolete inventory	(2,185,000)	(1,989,000)

Total	$64,317,000	$59,337,000

NOTE E — Inventory Unreturned
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

	June 30,	March 31,
	2006	2006
Cores	$6,671,000	$6,104,000
Finished goods	662,000	948,000

Total	$7,333,000	$7,052,000

NOTE F — Multi-Year Exclusive Arrangement and Inventory Transaction with Largest Customer
     In May 2004, the Company entered into an agreement with its largest customer to become the customer’s primary supplier of import alternators and starters for its eight distribution centers. As part of this four-year agreement, the Company entered into a pay-on-scan (POS) arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise the Company has shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement the Company purchased approximately $24,000,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. The Company paid for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that the Company continue to meet its historical performance and competitive standards.
     The Company did not record the inventory acquired from the customer as part of this transaction (the “transition inventory”) as an asset because it does not meet the description of an asset provided in FASB Concepts Statement No. 6, “Elements of Financial Statements” (“CON 6”). Therefore, the Company does not recognize revenues from the customer’s POS sales of the transition inventory.
     The Company has agreed to issue credits in an amount equal to the transition inventory. Based on the description of a liability in CON 6, the Company recognizes the amount of its obligation to the customer as the customer sells the transition inventory and recognizes a payable to the Company. Since the inception of this arrangement, the customer has sold $21,995,000 of the transition inventory and the Company has issued credits of $24,000,000, resulting in a net due from the customer of $2,005,000, as reflected on the Company’s June 30, 2006 balance sheet.
     As the issuance of credits to the customer generally lagged sales of the transition inventory during the initial phase of this arrangement, the Company received cash in the early months which was then offset by lower cash collections resulting from credits issued to the customer in excess of the sales of transition inventory. The final credit of $3,910,000 was issued during the three months ended June 30, 2006.
     In connection with this POS arrangement, the Company recognized a liability of approximately $460,000 to reflect that the price the Company paid for the cores included within the non-MPA portion of the transition inventory is greater than the market value of these cores.
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

NOTE G — Long Term Customer Contracts; Marketing Allowances
     The Company has long-term agreements with substantially all of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance, quality and fulfillment requirements, and its contract with one of the largest automobile manufacturers in the world includes a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates ranging from May 2008 through December 2012.
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
     The following table presents the breakout of marketing allowances recorded as a reduction to revenues in the three months ended June 30:

	2006	2005
Marketing allowances incurred under long-term customer contracts:	$754,000	$3,090,000
Marketing allowances related to a single exchange of product:	3,335,000	2,297,000
Marketing allowances related to core inventory purchase obligations:	453,000	312,000

Total marketing allowances recorded as a reduction of revenues:	$4,542,000	$5,699,000

     The following table presents the commitments to incur marketing allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2007 — remaining nine months	$6,088,000
2008	7,705,000
2009	2,970,000
2010	2,573,000
2011	1,841,000
Thereafter	2,127,000

Total	$23,304,000

     The Company has also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. Under the largest of these agreements, the Company agreed to acquire other core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the core inventory estimated to be in customer hands and subject to repurchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the three months ended June 30, 2006 and 2005 were $338,000 and $312,000, respectively. As of June 30, 2006, the long-term asset account was approximately $1,021,000. The Company will regularly review the long-term asset account for impairment and make any necessary adjustment to the carrying value of this asset. As of June 30, 2006, approximately $7,329,000 of credits remains to be issued under this arrangement and an additional $1,495,000 under other similar arrangements.
     The following table presents the core inventory purchase and credit issuance obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2007 — remaining nine months	$2,003,000
2008	2,566,000
2009	2,343,000
2010	1,806,000
2011	91,000
Thereafter	15,000

Total	$8,824,000

NOTE H — Major Customers
     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable:

	Three Months Ended
	June 30,
	2006	2005
Sales
Customer A	65%	67%
Customer B	16%	12%
Customer C*	11%	11%

	June 30,	March 31,
	2006	2006
Accounts Receivable
Customer A	54%	60%
Customer B	15%	10%
Customer C*	19%	21%

*	Between June 30, 2006 and March 31, 2006, the identity of our third and fourth largest customers changed.
NOTE I — Line of Credit; Factoring Agreements
     In April 2006, the Company entered into an amended credit agreement with the bank that increased its credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008 and changed the manner in which the margin over the benchmark interest rate is calculated. Starting June 30, 2006, the interest rate fluctuates based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin dependant upon the leverage ratio as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by Borrower	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Banks Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
     The bank holds a security interest in substantially all of the Company’s assets. As of June 30, 2006 and March 31, 2006 the Company had reserved $4,364,000 of this revolving line of credit for standby letters of credit for worker’s compensation insurance and had borrowed $14,900,000 and $6,300,000, respectively, under this line of credit.
     The credit agreement as amended includes various financial conditions, including minimum levels of tangible net worth, cash flow, fixed charge coverage ratio, maximum leverage ratios and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer the Company’s CEO. At June 30, 2006, the Company was in compliance with each of these covenants.
     Under the amended credit agreement, the Company has agreed to pay a quarterly fee, commencing on June 30, 2006 of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. This fee is applied to any difference between the $25,000,000 commitment and the average of the daily outstanding amount of credit the Company actually uses during each quarter. A fee of $125,000 was charged by the bank in order to complete the amendment. The fee is payable in three installments of $41,666, one on the date of the amendment to the credit agreement, one on or before February 1, 2007 and one on or before February 1, 2008.
     The bank credit agreement was further amended in August 2006. For additional information, see Note L – Subsequent Events.
     Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at an agreed-upon discount set at the time the receivables are sold. One of the agreements was amended on April 5, 2006 to provide for a different discounting agent, which resulted in a reduction in the discount rate. These discount arrangements have allowed the Company to accelerate collection of the customers’ receivables aggregating $15,529,000 and $17,951,000 for the three months ended June 30, 2006 and 2005, respectively, by an average of 191 days and 194 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the three months ended June 30, 2006 and 2005 was 6.7% and 5.4%, respectively. The amount of the discount on these receivables, $504,000 and $506,000 for the three months ended June 30, 2006 and 2005, respectively, was recorded as interest expense.
NOTE J — Comprehensive Income
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

	Three Months Ended
	June 30,
	2006	2005
Net income (loss)	$1,094,000	$(1,420,000)
Foreign currency translation	(240,000)	22,000

Comprehensive (loss) income	$854,000	$(1,398,000)

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
     The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the three months ended June 30, 2006, the Company recognized additional general and administrative expenses of $71,000 associated with these foreign exchange contracts.

NOTE L — Subsequent Events
Amendment to Bank Credit Facility
     In August 2006, the Company entered into an amended credit agreement with the bank. This amendment increased the credit availability from $25,000,000 to $35,000,000, increased the minimum fixed charge coverage ratio and the maximum leverage ratio and increased the amount of allowable capital expenditures. As a result of the amendment, the unused facility fee is now applied against any difference between the $35,000,000 commitment and the average daily outstanding amount of credit the Company actually uses during each quarter. The bank charged an amendment fee of $30,000 which was paid on the effective date of the amendment to the credit agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K filed on July 13, 2006.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing strain on our cash position, our ability to achieve positive cash flows from operations, potential future changes in our accounting policies that may be made as a result of an SEC review of our previously filed public reports, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, difficulty in obtaining component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Management Overview
     Sales in the retail and traditional warehouse and professional installer markets in our remanufactured product category in North America have been stable. We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on regular changes and improvements to make our manufacturing processes more efficient. Our movement to lean manufacturing cells, increased production in Malaysia and northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus.
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
     To partially offset some of these customer demands, we have sought to position ourselves as a preferred supplier by working closely with our key customers to satisfy their particular needs and, in most cases, entering into longer-term preferred supplier agreements. While these longer-term agreements strengthen our customer relationships and improve our overall business base, they require a substantial amount of working capital to meet ramped up production demands and typically include marketing and other allowances that meaningfully limit the near-term revenues and associated cash flow from these new or expanded arrangements.
     To grow our revenue base, we have been seeking to broaden our retail and traditional distribution networks and have increased our sales to the traditional warehouse and professional installer markets. We continue to expand our product offerings, including offering new units when needed to provide comprehensive coverage for our customers and to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below, in Note B to our unaudited consolidated financial statements included in this Form 10-Q and in Note B to our consolidated financial statements included in our Annual Report on Form 10-K filed on July 13, 2006.
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
Revenue Recognition; Net-of-Core-Value Basis
     The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the core value as revenue when the finished products are sold.
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
     In addition to stock adjustment returns, we also allow our customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. Depending on the specific customer and product mix, we seek to limit the aggregate of customer returns, including slow moving and other inventory, to less than 20% of unit sales. We provide for such anticipated returns of inventory in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.
Core Inventory Valuation
     We value cores at the lower of cost or market. To take into account the seasonality of our business, the market value of cores is recalculated at March and September of each year. The recalculation in March reflects the higher seasonal demand which typically precedes the warm summer months and the recalculation in September reflects the lower seasonal demand which normally precedes the colder months. Because March generally represents the high point in the core broker market, we revalue cores using the high core broker price. In September, we revalue our cores to high core broker price plus a factor to allow for the temporary decrease in market value during the slower season.
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
Accounting for Deferred Taxes
     The valuation of deferred tax assets and liabilities is based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” As of June 30, 2006 and 2005 management determined that there was no valuation allowance necessary for deferred tax assets.
Financial Risk Management and Derivatives
     We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. Our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate the risk of currency fluctuation between the U.S. dollar and the Mexican peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For the three months ended June 30, 2006, the net effect of the foreign exchange contracts was to increase general and administrative expenses by approximately $71,000.
Share-based Payments
     Effective April 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) using the modified prospective application method of transition for all our stock-based compensation plans. Accordingly, while the reported results for the three months ended June 30, 2006 reflect the adoption of FAS 123R, prior year amounts have not been restated.

     The following table presents the impact the adoption of FAS 123R had on our unaudited consolidated statement of operations for the three months ended June 30, 2006.

Impact of
Three Months Ended June 30, 2006	Adoption
Operating income	$(115,000)
Interest expense — net of interest income	—

Income before income tax expense	(115,000)
Income tax expense	(47,000)

Net income	$(68,000)

Basic income per share	$(0.01)

Diluted income per share	$(0.01)

     Prior to the adoption of FAS 123R, we accounted for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.”
     Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if, any, of the market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.
     As of June 30, 2006, approximately $628,000 of unrecognized compensation cost related to the nonvested stock options. This cost is expected to be recognized over the remaining weighted average vesting period of 2.0 years.
New Accounting Pronouncements
     In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold for financial statement recognition and a measurement attribute for a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for us beginning April 1, 2007. We are currently evaluating the impact of this standard.
Results of Operations for the three months ended June 30, 2006 and 2005
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended June 30,
	2006	2005
Gross margin	25.9%	15.9%
Cash flow from operations	$(7,139,000)	$(3,978,000)
Finished goods turnover (annualized) (1)	1.93	2.11
Finished goods turnover, excluding POS inventory (annualized) (2)	3.14	4.30
Annualized return on equity (3)	8.5%	(12.0)%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(3)	Annualized return on equity is computed as net income (loss) for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably.
     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended June 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	74.1%	84.1%

Gross margin	25.9%	15.9%
General and administrative expenses	11.4%	18.8%
Sales and marketing expenses	3.3%	4.0%
Research and development expenses	1.5%	1.5%

Operating income (loss)	9.7%	(8.4%)
Interest expense — net of interest income	3.0%	2.6%
Income tax expense (benefit))	2.7%	(4.4%)

Net income (loss)	4.0%	(6.6%)

     Our results for the fiscal quarter ended June 30, 2006 reflect the investments we have made to implement our strategy. During the June 2005 fiscal quarter, we opened our new manufacturing facility in Mexico. One year later, this facility has over 500 employees and provides 40% of our production. We continue to grow the new business we have received from one of the world’s largest automobile manufacturers and have added another large automotive retailer to our customer base. While we have incurred significant costs to achieve these objectives, we believe these investments have helped position us to capitalize on the market opportunities that we continue to see.
     Net Sales. Gross sales for the three months ending June 30, 2006 increased by $5,283,000 over gross sales in the three months ending June 30, 2005 primarily due to increases in sales to our retail customers. Marketing allowances for the quarter ending June 30, 2006 decreased $1,157,000 to $4,542,000 from $5,699,000 for the quarter ending June 30, 2005. The decrease was due to a front-loaded marketing allowance of $2,570,000 we provided to a customer during the first quarter of the prior fiscal year in connection with a new five-year contract. This decrease was partially offset by increases in marketing allowances to other customers in the quarter ending June 30, 2006. Marketing allowances associated with customer contracts are expected to increase during the remainder of fiscal 2007. During the three months ended June 30, 2006, we reduced the reserve for anticipated returns by $463,000 resulting in an increase in sales for that three month period of the same amount. These increases in net sales were partially offset by increases of $521,000 in customer pricing and other non-marketing discounts and a reduction of $422,000 in royalty income from the three months ending June 30, 2005 to the three months ending June 30, 2006. As a result of these factors, our net sales for the three months ended June 30, 2006 were $27,223,000, an increase of $5,872,000 or 27.5% over net sales for the three months ended June 30, 2005 of $21,351,000.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased for the three months ended June 30, 2006 to 74.1% from 84.1% for the three months ended June 30, 2005 causing an increase in the gross margin percentage to 25.9% in the quarter ending June 30, 2006 from 15.9% in the quarter ending June 30, 2005. Approximately 9.0% of the increase in gross margin was due to the front-loaded marketing allowance noted above which offset net sales in the first quarter of the prior fiscal year but did not impact the cost of goods associated with those sales. Cost of goods sold in the quarter ending June 30, 2005 was also adversely impacted by the higher per unit manufacturing costs incurred to meet demands of the new business we received, including increased overtime and temporary labor costs, and the manufacturing inefficiencies from opening our Mexican facility.
     General and Administrative. Our general and administrative expense for the three months ended June 30, 2006 was $3,072,000, which represents a decrease of $938,000 or 23.4%, from the general and administrative expense for the three months ended June 30, 2005 of $4,010,000. This decrease is principally due to the outside professional and consulting fees we incurred in the quarter ending June 30, 2005 associated with the SEC’s review of our SEC filings and the related restatement of our financial statements.

Professional and consulting fees included in general and administrative expenses decreased approximately $729,000 from $1,235,000 during the three months ended June 30, 2005 to $506,000 for the three months ended June 30, 2006. General and administrative expenses related to our production facility in Mexico were approximately $158,000 higher during the three months ending June 30, 2005 as compared to the three months ended June 30, 2006 due to additional start-up costs related to the opening of the facility in June 2005. Partially offsetting these decreases in general and administrative expenses is the increase in share-based compensation of $115,000 posted during the quarter ending June 30, 2006 in compliance with the new Financial Accounting Standards Board (FASB) Statement No. 123 (revised December 2004), “Share-based Payment” (FAS 123R). See “Note C – Stock Options and Share-based Payments” in the accompanying unaudited condensed notes to the consolidated financial statements for the three months ending June 30, 2006 and 2005.
     Sales and Marketing. Our sales and marketing expenses increased by $40,000 or 4.6% to $905,000 for the three months ended June 30, 2006 from $865,000 for the three months ended June 30, 2005. This increase is principally attributable to an increase of approximately $185,000 in commission and wage related expenses in the three months ending June 30, 2006 incurred to support customer sales initiatives and the new business we received. This increase was partially offset by the $119,000 in catalog expenses incurred during the quarter ending June 30, 2005, but not incurred during the quarter ending June 30, 2006.
     Research and Development. Our research and development expenses increased by $102,000, or 32.5%, to $416,000 for the three months ended June 30, 2006 from $314,000 for the three months ended June 30, 2005. This increase, primarily in wage related expenses, was attributable to the increased costs of supporting the new business we obtained.
     Interest Expense. For the three months ended June 30, 2006, interest expense, net of interest income, was $822,000. This represents an increase of $274,000 over net interest expense of $548,000 for the three months ended June 30, 2005. This increase was principally attributable to an increase in the average outstanding balance on the line of credit and the increase in short-term interest rates on both the line of credit and on our factoring agreements. These increases were partially offset by a decline in the aggregate amount of receivables that were discounted during the most recent fiscal quarter. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables factoring arrangements and interest on our capital leases.
     Income Tax. For the three months ended June 30, 2006 and June 30, 2005, we recognized income tax expense of $737,000 and income tax benefit of $931,000, respectively. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
Liquidity and Capital Resources
     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, a capital financing sale-leaseback transaction with our bank, and the use of our bank credit facility. Our working capital needs have increased significantly in light of the ramped up production demands associated with our new or expanded customer arrangements and the adverse impact that the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships have on the near-term revenues and associated cash flow from these arrangements. Since the sales program to one of the world’s largest automobile manufacturers under an agreement we signed with this customer during the fourth quarter of fiscal 2005 was not fully launched in the expected timeframe, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. Because our net operating loss carry forwards for tax purposes have been utilized, we anticipate that our future cash flow will be negatively impacted by our future tax payments. Finally while our cash position did benefit from the way in which the purchase of the transition inventory associated with our POS arrangement has been structured, as anticipated, satisfaction of the credit due the customer through the issuance of credits against that customer’s receivables has most recently had a negative impact on our cash flow. Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations and the availability under our amended bank credit facility will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year. We may however, seek additional financing to pursue future business opportunities.

Working Capital and Net Cash Flow
     At June 30, 2006, we had working capital of $46,215,000, a ratio of current assets to current liabilities of 1.92:1, and cash and cash equivalents of $97,000, which compares to working capital of $46,567,000, a ratio of current assets to current liabilities of 2.13:1, and cash and cash equivalents of $400,000 at March 31, 2006.
     Because of the factors discussed under the caption “Liquidity and Capital Resources”, our cash position has been strained. Net cash used in operating activities was $7,139,000 for the three months ended June 30, 2006, as compared to net cash used in operating activities of $3,978,000 for the three months ended June 30, 2005. The structure of our purchase of transition inventory associated with our POS arrangement had a significant impact on our cash flow. During the three months ended June 30, 2006, this arrangement reduced our cash flow from operations by $3,798,000. During the three months ended June 30, 2005, this arrangement decreased our cash flow from operations by $2,203,000. The total of our inventory and inventory unreturned increased by $5,457,000 during the three months ended June 30, 2006, primarily as a result of our inventory build up to meet the initial order from a new retail customer. This increase was partially offset by a net increase in accounts payable and accrued liabilities of $3,004,000. The net cash used in operating activities was also positively impacted by our net income during the current fiscal quarter of $1,094,000, compared to net loss of $1,420,000 during the June 2005 fiscal quarter.
     We used net cash in investing activities of $1,299,000 in the three months ended June 30, 2006. These investing activities were primarily related to capital expenditures of $1,278,000 during this period. We expect to use cash in investing activities for the balance of fiscal 2006.
     During the three months ended June 30, 2006 we obtained $8,375,000 from financing activities primarily related to the drawing of additional amounts under our bank credit agreement. These funds were primarily used to make the final payment of $3,910,000 under our multi-year POS agreement with our largest customer, to purchase property, plant and equipment and to build up our inventory to meet the initial order from a new retail customer.
Capital Resources
Line of Credit
     In April 2006, we entered into an amended credit agreement with our bank that increased our credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008, and changed the manner in which the margin over the benchmark interest rate is calculated. Starting June 30, 2006, the interest rate fluctuates based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin dependant upon the leverage ratio as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by Borrower	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Banks Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
     The bank holds a security interest in substantially all of our assets. As of June 30, 2006, we had reserved $4,364,000 of our line for standby letters of credit for worker’s compensation insurance and had borrowed $14,900,000 under this revolving line of credit.
The credit agreement as amended includes various financial conditions, including minimum levels of tangible net worth, cash flow, fixed charge coverage ratio, maximum leverage ratios and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer our CEO. As of June 30, 2006, we were in compliance with each of the covenants of the credit agreement.
     Under the amended credit agreement, we have also agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. This fee is applied against any difference between the $25,000,000 commitment and the average of the daily outstanding amount of credit we actually use during each quarter. A fee of $125,000 was charged by the bank in connection with the amendment. The fee is payable in three installments of $41,666, one on the date of the amendment to the credit agreement, one on or before February 1, 2007 and one on or before February 1, 2008.

     In August 2006, our bank credit agreement was further amended. This amendment increased the credit availability from $25,000,000 to $35,000,000, increased the minimum fixed charge coverage ratio and the maximum leverage ratio and increased the amount of allowable capital expenditures. As a result of the amendment, the unused facility fee is now applied against any difference between the $35,000,000 commitment and the average daily outstanding amount of credit the Company actually uses during each quarter. The bank charged an amendment fee of $30,000 which was paid on the effective date of the amendment to the credit agreement.
Receivable Discount Program
     Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at an agreed upon discount set at the time the receivables are sold. The discount has averaged 3.6% during the three months ended June 30, 2006 and has allowed us to accelerate collection of receivables aggregating $15,529,000 by an average of 191 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the three months ended June 30, 2006 was 6.7%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $504,000 during the three months ended June 30, 2006. These interest costs will increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.
Multi-year Vendor Agreements
     We have long-term agreements with substantially all of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts that can be provided on a scheduled basis, (iii) discounts that are granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements, and its contract with one of the largest automobile manufacturers in the world includes a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. Our contracts with major customers expire at various dates ranging from May 2008 through December 2012.
     We continue to expand our production to meet our obligations arising under our vendor agreements. This increased production caused significant increases in our inventories, accounts payable and employee base. With respect to merchandise covered by the pay-on-scan arrangement with our largest customer, the customer is not obligated to purchase the goods we ship to it until that merchandise is purchased by one of its customers. While this arrangement will defer recognition of income from sales to this customer, we do not believe it will ultimately have an adverse impact on our liquidity. In addition, although the significant marketing allowances we have provided our customers as part of these multi-year agreements meaningfully limit the near-term revenues and associated cash flow from these new or expanded arrangements, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
     As part of our POS arrangement with our largest customer, we agreed to purchase the customer’s inventory of alternators and starters that is being transitioned to a POS basis. The customer is paying us the proceeds from its POS sale of this transition inventory, and we paid for this inventory through the issuance of monthly credits to this customer that ended in April 2006. Because we collected cash for the transition inventory before we issued the monthly credits to purchase this inventory during the initial phase of this arrangement, this transaction helped finance our inventory build-up to meet production requirements. As anticipated, satisfaction of the credit due customer through the issuance of credits against that customer’s receivables has had a negative impact on our cash flow. While we did not record the approximately $24,000,000 of transition inventory that we purchased or the associated payment liability on our balance sheet, the accounting treatment that we have adopted to account for this purchase resulted in a net due from this customer of $2,005,000 at June 30, 2006.
     In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We have expanded our operations and built-up our inventory to meet the requirements of this contract and have incurred certain transition costs associated with this build-up. As part of the agreement, we agreed to grant this customer $6,000,000 of credits that are being issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006, ($2,570,000 in the first quarter of fiscal 2006,) and the remaining $2,400,000 is scheduled to be issued in four annual payments of $600,000 in the second fiscal quarter of each of the fiscal years 2007 to 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. Our cash flow has been adversely impacted by the operational steps we have taken and the marketing allowances we agreed to in order to respond to this opportunity. In addition, sales to this customer during the initial term of this agreement have been below expectations. As a result, the inventory buildup we made in connection with this new agreement has put an additional strain on our working capital. We believe, however, that this new business will improve our overall liquidity over time.
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
Capital Expenditures and Commitments
     Our capital expenditures were $1,278,000 for the three months ended June 30, 2006. Approximately $794,000 of these expenditures relate to our Mexico production facility, with the remainder for recurring capital expenditures. The amount and timing of capital expenditures during fiscal 2007 may vary depending on the final build-out schedule for the Mexico production facility.
Contractual Obligations
     The following summarizes our contractual obligations and other commitments as of June 30, 2006, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$6,019,000	$1,499,000	$2,925,000	$1,595,000	—
Operating Lease Obligations	$8,027,000	$2,342,000	$1,718,000	$1,529,000	$2,438,000
Purchase Obligations	$8,824,000	$2,663,000	$4,814,000	$1,347,000	—
Other Long-Term Obligations	$23,304,000	$8,756,000	$8,600,000	$4,282,000	$1,666,000

Total	$46,174,000	$15,260,000	$18,057,000	$8,753,000	$4,104,000

     Capital Lease Obligations represent amounts due under finance leases of various types of machinery and computer equipment that are accounted for as capital leases.
     Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, Malaysia, Singapore and Mexico.
     Purchase Obligations primarily represents our obligations to issue credits to one large and several smaller customers for the acquisition of those customers’ core inventory.

     Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for supply agreements to provide products over a defined period.
Customer Concentration
     We are substantially dependent upon sales to our major customers. During the three months ended June 30, 2006 and 2005, sales to our three largest customers constituted approximately 92% and 90% of our total sales, respectively. We expect our customer concentration to continue to decline as we add important new customers to our business base. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
Offshore Remanufacturing
     We also conduct business through three wholly owned foreign subsidiaries, MVR Products Pte. Ltd. (“MVR”), which operates a shipping and receiving warehouse, a testing facility and office space in Singapore, Unijoh Sdn. Bhd. (“Unijoh”), which conducts remanufacturing operations in Malaysia, and Motorcar Parts de Mexico, S.A. de C.V., which operates a 186,000-square foot remanufacturing facility in Tijuana, Baja California, Mexico. These foreign operations have quality control standards similar to those currently implemented at our remanufacturing facilities in Torrance. Our foreign subsidiaries’ operations are growing in importance as we take advantage of lower production labor costs, and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. In the three months ending June 30, 2006 and 2005, the foreign subsidiaries produced 59.7% and 14.8%, respectively, of our total production. We anticipate that by the end of fiscal 2007 approximately 95% of our remanufactured units will be produced by the foreign subsidiaries.
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
Related Party Transactions
     Our related party transactions primarily consist of employment and director agreements, and stock purchase agreements. Our related party transactions have not changed since March 31, 2006.

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
     Our $25,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. Based upon the $14,900,000 that was outstanding under our line of credit as of June 30, 2006, an increase in interest rates of 1% would increase our annual net interest expense by $149,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, the Singapore dollar, and, in fiscal 2006 we began to transact business in the Mexican peso. Our total foreign assets were $4,938,000 and $2,526,000 as of June 30, 2006 and 2005, respectively.
     During the three months ended June 30, 2006 and 2005, we have experienced immaterial gains relative to our transactions involving the Malaysian Ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
     Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. During the three months ended June 30, 2006, we recognized a loss of $71,000 associated with these forward exchange contracts.
Item 4. Controls and Procedures
     In connection with the preparation and filing of this Quarterly Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted as of the end of the period covered by this report, pursuant to the Securities and Exchange Act of 1934, as amended.
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

     During the audit of our financial statements included in our Form 10-K for the year ended March 31, 2006, Grant Thornton LLP, our independent auditing firm, notified our Audit Committee and management that they had identified material weaknesses in our internal controls. Grant Thornton noted that (i) we failed to record unreturned core inventory and core charge revenue for the core portion of certain finished goods sold, (ii) we overstated inventory by not properly tracking unreturned core inventory from POS sales and (iii) we incorrectly calculated the value of finished goods to be returned from customers through stock adjustments. In addition, Grant Thornton noted discrepancies in our allocation of indirect labor costs to value finished goods inventory. We believe these errors were mainly attributable to the inexperience of personnel recently reassigned in our accounting department.
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
     Except as noted in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits.
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

MOTORCAR PARTS OF AMERICA, INC
Dated: August 11, 2006	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer