Form 10-K/A
period 2006-03-31
MOTORCAR PARTS  AMERICA INC
filed 2007-02-13
CIK 918251

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

EXPLANATORY NOTE
     Explanatory Note: This Form 10-K/A amends our report on Form 10-K for the fiscal year ended March 31, 2006 to restate our consolidated financial statements for the fiscal years ended March 31, 2006, 2005 and 2004 that were included in that Form 10-K. This restatement is being made to correct errors which occurred when (i) we incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to us from our customers, (ii) we incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) we did not appropriately accrue losses for all probable customer payment discrepancies. The impact of the duplicative entry “(i)” above on the accumulated deficit at March 31, 2003 is a decrease of $865,000. The revenue entry “(ii)”  and customer payment discrepancies entry “(iii)” above did not impact periods prior to April 1, 2003. We intend to file a Form 10-Q/A to restate the interim financial information contained in Form 10-Q for the period ended June 30, 2006 and will restate financial statements for other interim periods as we file Forms 10-Q in the future. Management believes this Form 10-K/A and its planned future filings are appropriate. However, we continue to evaluate this conclusion regarding filings for periods prior to March 31, 2006.
     Except as required to reflect the effects of these restatements, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K. Accordingly, this Form 10-K/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged by this Form 10-K/A and reflects the disclosures made at the time of the original filing of the Form 10-K on July 13, 2006. For a description of subsequent events, this Form 10-K/A should be read in conjunction with our filings made subsequent to July 13, 2006, including our report on Form
10-Q/A for the quarter ended June 30, 2006 and each of our reports on Form 8-K filed since July 13, 2006.

MOTORCAR PARTS OF AMERICA, INC.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K/A to “the Company,” “we,” “us,” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries. This Form 10-K/A may contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from the results discussed in any forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K/A generally.
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
PART II
Item 6 Selected Financial Data
     The following selected historical consolidated financial information as of and for each of the years ended March 31, 2006, 2005, 2004, 2003 and 2002, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto. Income statement data for the fiscal years ended March 31, 2006, 2005, 2004, 2003 and 2002 have been restated. Balance sheet data as of March 31, 2006, 2005, 2004, 2003 and 2002 have also been restated. Management believes this Form 10-K/A and its planned future filings are appropriate. However, we continue to evaluate this conclusion regarding filings for periods prior to March 31, 2006.

	Fiscal Year Ended March 31,
Income Statement Data (as restated)	2006	2005	2004	2003	2002
Net sales	$108,397,000	$96,719,000	$80,349,000	$83,969,000	$87,059,000
Operating income	6,298,000	13,438,000	9,232,000	7,521,000	10,962,000
Net income	2,085,000	7,281,000	5,400,000	10,994,000	11,499,000
Basic net income per share	$0.25	$0.89	$0.67	$1.38	$1.59

Diluted net income per share	$0.25	$0.85	$0.64	$1.29	$1.48

	As of March 31,
Balance Sheet Data (as restated)	2006	2005	2004	2003	2002
Total assets	$101,136,000	$85,647,000	$62,150,000	$57,604,000	$69,250,000
Working capital	46,430,000	44,266,000	36,272,000	26,455,000	5,672,000
Line of credit	6,300,000	—	3,000,000	9,932,000	28,029,000
Capital lease obligations — less current portion	4,857,000	938,000	1,247,000	209,000	915,000
Shareholders’ equity	51,595,000	48,670,000	40,835,000	35,775,000	24,777,000
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Private Securities Litigation Reform Act of 1995
     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing strain on our cash position, our ability to achieve positive cash flows from operations, potential future changes in our accounting policies that may be made as a result of an SEC review of our previously filed public reports, restatements of our previously issued financial statements to correct errors in the application of generally accepted accounting principles, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, difficulty in obtaining component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
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
     A significant amount of management’s time at the start of the fiscal year 2006 was focused on responding to the SEC’s questions and comments with respect to our previously filed financial reports, and we have incurred significant general and administrative expenses in connection with those efforts and the associated restatement of our financial statements. We believe we have now substantially resolved the SEC’s inquiries concerning our previously filed public reports (although the SEC has not provided us with any confirmation in this regard).
General
     The following discussion and analysis should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere herein.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below and in Note C to our consolidated financial statements.
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

Accounting for Under Returns of Cores
     Based on our experience, contractual arrangements with customers and inventory management practices, we receive and purchase a used but remanufacturable core from customers for more than 90% of the remanufactured alternators or starters we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of cores lagging sales. Our customers typically return less cores during the months of April through September (the first six months of the fiscal year) and return more cores during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. We generally limit core returns to the number of similar cores previously shipped to each customer.
     When we ship a product, we invoice certain customers for the core portion of the product at full sales price. For cores invoiced at full sales price, we recognize core charge revenue based upon an estimate of the rate at which our customers will pay cash for cores in lieu of returning cores for credits.
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
Financial Risk Management and Derivatives
     We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. Our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate the risk of currency fluctuation between the U.S. dollar and the Mexican peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For fiscal 2006, the net effect of the foreign exchange contracts was to reduce general and administrative expenses by approximately $36,000.
Results of Operations
     The following table summarizes certain key operating data for the periods indicated:

	Fiscal Year Ended March 31,
(As Restated)	2006	2005	2004
Gross profit	23.4%	29.6%	26.6%
Cash flow from operations	$(11,040,000)	$4,447,000	$15,152,000
Finished goods turnover (1)	2.35	3.00	4.87
Finished goods turnover, excluding POS inventory (2)	4.42	5.23	N/A
Return on equity (3)	4.3%	17.8%	15.1%

(1)	Finished goods turnover is calculated by dividing the cost of goods sold for the annual periods by the average of the finished goods inventory values at the beginning and the end of each of the annual periods. We believe that this provides a useful measure of our ability to turn production into revenue.

(2)	Finished goods turnover, excluding POS inventory is calculated on the same basis as in note (2) except that pay-on-scan inventory is excluded from the beginning and ending finished good inventory values averaged. We believe that this provides a useful measure of our ability to manage the inventory which is within our physical control.

(3)	Return on equity is computed as net income divided by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably.
     Following is our results of operation, reflected as a percentage of net sales:

	Fiscal Year Ended March 31,
	2006	2005	2004
Net Sales	100.0%	100.0%	100.0%
Cost of Goods Sold	76.6%	70.4%	73.4%

Gross Profit	23.4%	29.6%	26.6%
General and Administrative Expenses	13.2%	12.0%	11.9%
Sales and Marketing Expenses	3.3%	2.9%	2.5%
Research and Development	1.1%	0.8%	0.7%

Operating Income	5.8%	13.9%	11.5%
Interest Expense, net of Interest Income	2.7%	1.8%	1.2%

Income Before Income Taxes	3.1%	12.1%	10.3%
Provision for Income Tax	1.2%	4.6%	3.6%

Net Income	1.9%	7.5%	6.7%

Fiscal 2006 compared to Fiscal 2005
     Net Sales. Gross sales in fiscal 2006 increased by approximately $24,179,000 or 18.2% primarily due to the ramp up in sales to one of the largest automobile manufacturers that distributes our products directly to the professional installer market. Gross sales also increased due to an increase of $2,295,000 in revenue from unreturned cores and an increase in royalty income of $281,000. The stock adjustment and other returns which offset gross sales increased $1,238,000 due primarily to the increase in gross sales in fiscal 2006 over fiscal 2005. For fiscal 2006 and 2005, we recorded a reduction in gross sales of $18,620,000 and $11,996,000 respectively attributable to discounts and allowances. The increase of $6,624,000 or 55.2% in fiscal 2006 over fiscal 2005 included $4,094,000 of front loaded marketing allowances we provided for new business from several of our customers. The remainder of the increase in discounts and allowances was due to the impact of increased unit sales on existing discount programs and additional short term discounts that we provided to respond to continuing competitive pressures. As a result of these factors, net sales for fiscal 2006 increased $11,678,000 or 12.1% to $108,397,000 over the net sales for fiscal 2005 of $96,719,000.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased to 76.6% in fiscal 2006 from 70.4% in fiscal 2005 causing a decrease in the gross profit percentage to 23.4% in fiscal 2006 from 29.6% in fiscal 2005. Approximately 4.3% of the decrease in the gross profit percentage resulted from the $6,565,000 increase in discounts and allowances, which reduce reported sales but do not impact the cost of goods associated with those sales. In addition, facility start-up costs of $699,000 related to our new production location in Tijuana, Mexico and our new distribution center in Nashville, Tennessee contributed to this decrease. These decreases were partially offset by higher unreturned core revenue, which has a higher margin than unit sales, and higher royalty income, which has no associated cost of sales.
     General and Administrative. Our general and administrative expenses increased to $14,337,000 for fiscal 2006 from $11,622,000 for fiscal 2005. This $2,715,000 and 23.4% increase is due to increases in the outside professional and consulting fees of approximately $364,000 associated with the SEC’s review of our SEC filings and the related restatement of our financial statements, administrative start-up costs of approximately $716,000 related to our new production location in Tijuana, Mexico and our new distribution center in Nashville, Tennessee, consulting fees of approximately $300,000 incurred to satisfy the requirements of the Sarbanes-Oxley Act of 2002, and increases in headcount to strengthen the administrative departments and support the additional sales volume. These increases were partially offset by a $188,000 decrease in the expenses associated with our indemnification of Richard Marks, a former officer, in connection with the SEC’s and the United States Attorney’s investigation of him.
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
     Income Tax. For fiscal 2006 and 2005, we recognized income tax expense of $1,259,000 and $4,465,000, respectively. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
Fiscal 2005 compared to Fiscal 2004
     Net Sales. Our net sales for fiscal 2005 were $96,719,000, an increase of $16,370,000 or 20.4 % over fiscal year 2004 net sales of $80,349,000. In addition to increased sales to existing customers, net sales was also positively impacted by a one-time refund of $1,673,000 resulting from a modified arrangement we entered into with a customer in August 2004 that terminated a discount arrangement. In addition, revenues from the under-return of cores by our customers, which are included in net sales, increased by $2,018,000 to $5,046,000 for fiscal year 2005 from $3,028,000 for fiscal 2004. The increase in sales was partially offset by the increase in all marketing allowances, which are accounted for as a reduction to sales, from $7,030,000 in fiscal 2004 to $11,996,000 in fiscal 2005.
     The increase in net sales for the year ended March 31, 2005, did not fully reflect the increased volume in products that we have shipped to our largest customer on a pay-on-scan (“POS”) basis. These shipments resulted in an increase in our pay-on-scan inventory from $2,346,000 at March 31, 2004 to $17,036,000 at March 31, 2005.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased from 73.4% in fiscal 2004 to 70.4% in fiscal 2005. This percentage was positively impacted by the one-time refund of $1,673,000 noted above, for which there was no cost of goods sold, and higher revenues from core under-returns, which have a higher margin than unit sales. Also, our production in Malaysia increased from 9% of total units produced in fiscal 2004 to 15% of total units produced in fiscal 2005. Because overseas remanufacturing has lower production costs compared to domestic production, this increase in overseas production helped reduce our cost of goods sold as a percentage of net sales during fiscal 2005 compared to fiscal 2004. These positive developments were partially offset by higher per unit remanufacturing costs associated with the ramped up production at our Torrance facility that was made to meet demands associated with the new business we received.
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
     Income Tax. For fiscal 2005 and 2004, we recognized income tax expense of $4,465,000 and $2,901,000, respectively. At March 31, 2005, we had available $2,509,000 of federal carry forwards for income tax purposes.
Liquidity and Capital Resources
     We have financed our operations through cash flows from operating activities, the receivable discount programs we have established with two of our customers, a capital financing sale-leaseback transaction with our bank, and the use of our bank credit facility. Our working capital needs have increased significantly in light of the ramped up production demands associated with our new or expanded customer arrangements and the adverse impact that the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships have on the near-term revenues and associated cash flow from these arrangements. Since the sales program to one of the world’s largest automobile manufacturers under an agreement we signed with this customer during the fourth quarter of fiscal 2005 was not fully launched in the expected timeframe, the inventory buildup we made in connection with this new agreement put an additional strain on our working capital. Because our net operating loss carry forwards for tax purposes have been utilized, we anticipate that our future cash flow will be negatively impacted by our future tax payments. In addition, the costs associated with the establishment of our Mexican facility and the related remanufacturing inefficiencies and duplicative overhead have put an additional strain on our cash position. Finally while our cash position did benefit from the way in which the purchase of the transition inventory associated with our POS arrangement has been structured, as anticipated, satisfaction of the credit due the customer through the issuance of credits against that customer’s receivables has most recently had a negative impact on our cash flow. Although we cannot provide assurance, we believe our cash and short term investments on hand, cash flows from operations and the availability under our bank credit facility will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year. We may however, seek additional financing to pursue future business opportunities.
Working Capital and Net Cash Flow
     At March 31, 2006, we had working capital of $46,430,000, a ratio of current assets to current liabilities of 2.1:1 and cash and cash equivalents of $400,000, which compares to working capital of $44,266,000, a ratio of current assets to current liabilities of 2.26:1, and cash and cash equivalents of $6,211,000 at March 31, 2005. Working capital increased primarily due to increases in inventory and unreturned inventory of $15,752,000 and a decrease in credit due customer of $10,750,000 offset by decreases in cash of $5,811,000 and increases in the line of credit of $6,300,000 and accounts payable and accrued liabilities of $8,750,000.
     Our net cash used in operating activities was $11,040,000 for fiscal 2006, compared to net cash provided by operations of $4,447,000 for fiscal 2005. The decrease of $15,487,000 from 2005 to 2006 was primarily due to the impact of the POS arrangement on our cash flow. When the arrangement began, the sales of transition inventory exceeded the amount of the credits provided to the customer and resulted in a net cash inflow of $12,543,000 in fiscal 2005. As sales of transition inventory dropped the amount of credits provided to the customer exceeded these sales and resulted in a net cash outflow of $10,750,000 in fiscal 2006. Cash flow from operating activities was also impacted by the decline in our net income from $7,281,000 in fiscal 2005 to $2,085,000 in fiscal 2006.
     Inventory was notably impacted by our new long term customer arrangements. Inventory increased by a total of $10,143,000 principally due to increased production to meet the product availability requirements of the new business we obtained during the current fiscal year.

     Net accounts receivable decreased by $760,000 as of March 31, 2006 compared to March 31, 2005. The decrease was primarily due to the increases in reserves for stock adjustments and other customer allowances which are netted against accounts receivable.
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
     Our net cash in flows from financing activity for fiscal 2006 consisted primarily of borrowings under our line of credit totaling $6,300,000 and proceeds from the exercise of stock options of $286,000. These inflows were offset by payments on our capital lease obligations of $1,002,000.
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

As of March 31, 2006, we were in default under our loan agreement for failing to maintain a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of the fiscal quarter. On February 12, 2007, the bank provided us with a waiver of this covenant default.
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

     We have long-term agreements with each of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts that can be provided on a scheduled basis, (iii) discounts that are granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements, and our contract with one of the largest automobile manufacturers in the world includes a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. Our contracts with major customers expire at various dates ranging from May 2008 through December 2012.
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

Item 9A Controls and Procedures
     In connection with the preparation and filing of this amended Annual Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted as of the end of the period covered by this amended report, pursuant to the Securities and Exchange Act of 1934, as amended.
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
     During the review of our financial statements for the three and six months ended September 30, 2006, Grant Thornton LLP, our independent auditing firm, notified our Audit Committee and management that they had identified material weaknesses in our internal controls. Grant Thornton noted that (i) we incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to us from our customers, (ii) we incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) we did not appropriately accrue losses for all probable customer payment discrepancies. We believe these errors were mainly attributable to the use of numerous complex spreadsheets and top side adjustments to close the general ledger and prepare financial statements for quarterly and annual reporting periods. The Company’s current staffing levels are not sufficient to fully review all these spreadsheets for accuracy, data integrity and logic.
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
     In an on-going effort to remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls. We have hired additional accounting staff to strengthen the Company’s ability to review the complex spreadsheets, the general ledger close process and assist in the preparation of financial statements. We believe these changes to our disclosure controls and procedures and the ones discussed above will be adequate to provide reasonable assurance that the objectives of these control systems will be met.
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

MOTORCAR PARTS OF AMERICA, INC
Dated: February 12, 2007	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2007

/s/ Mervyn McCulloch Mervyn McCulloch	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2007

/s/ Mel Marks Mel Marks	Director	February 12, 2007

/s/ Rudolph Borneo Rudolph Borneo	Director	February 12, 2007

/s/ Philip Gay Philip Gay	Director	February 12, 2007

/s/ Irv Siegel Irv Siegel	Director	February 12, 2007

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
As discussed in Note B, the accompanying consolidated financial statements have been restated.
/s/ Grant Thornton LLP
Los Angeles, California
June 28, 2006 (except for Note B, as to which the date is February 2, 2007)

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets (Restated)
March 31,

	2006	2005
ASSETS

Current Assets:
Cash and cash equivalents	$400,000	$6,211,000
Short term investments	660,000	503,000
Accounts receivable, net of allowance for doubtful accounts of $26,000 and $20,000 in 2006 and 2005, respectively	13,902,000	14,911,000
Inventory — net	57,881,000	47,335,000
Deferred income tax asset	5,809,000	6,378,000
Inventory unreturned	8,171,000	2,562,000
Prepaid expenses and other current assets	918,000	1,365,000

Total current assets	87,741,000	79,265,000
Plant and equipment — net	12,164,000	5,483,000
Other assets	1,231,000	899,000

TOTAL ASSETS	$101,136,000	$85,647,000

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current Liabilities:
Accounts payable	$21,882,000	$14,502,000
Accrued liabilities	1,587,000	1,378,000
Accrued salaries and wages	2,267,000	2,235,000
Accrued workers’ compensation claims	3,346,000	2,217,000
Income tax payable	1,021,000	1,036,000
Line of credit	6,300,000	—
Deferred compensation	495,000	450,000
Deferred income	133,000	133,000
Other current liabilities	988,000	89,000
Credit due customer	1,793,000	12,543,000
Current portion of capital lease obligations	1,499,000	416,000

Total current liabilities	41,311,000	34,999,000
Deferred income, less current portion	388,000	521,000
Deferred income tax liability	562,000	519,000
Deferred gain on sale-leaseback	2,377,000	—
Other liabilities	46,000	—
Capital lease obligations, less current portion	4,857,000	938,000

Total liabilities	49,541,000	36,977,000

Commitments and Contingencies
Shareholders’ Equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,316,105 and 8,183,955 shares issued and outstanding at March 31, 2006 and 2005, respectively	83,000	82,000
Additional paid—in capital	54,326,000	53,627,000
Accumulated other comprehensive gain (loss)	85,000	(55,000)
Accumulated deficit	(2,899,000)	(4,984,000)

Total shareholders’ equity	51,595,000	48,670,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$101,136,000	$85,647,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations (Restated)
Year Ended March 31,

	2006	2005	2004
Net sales	$108,397,000	$96,719,000	$80,349,000
Cost of goods sold	82,992,000	68,064,000	58,946,000

Gross profit	25,405,000	28,655,000	21,403,000

Operating expenses:
General and administrative	14,337,000	11,622,000	9,629,000
Sales and marketing	3,536,000	2,759,000	1,977,000
Research and development	1,234,000	836,000	565,000

Total operating expenses	19,107,000	15,217,000	12,171,000

Operating income	6,298,000	13,438,000	9,232,000
Other (expense) income
Interest expense	(2,974,000)	(1,794,000)	(968,000)
Interest income	20,000	102,000	37,000

Income before income tax expense	3,344,000	11,746,000	8,301,000
Income tax expense	1,259,000	4,465,000	2,901,000

Net income	$2,085,000	$7,281,000	$5,400,000

Basic income per share	$0.25	$0.89	$0.67
Diluted income per share	$0.25	$0.85	$0.64
Weighted average shares outstanding:
Basic	8,251,319	8,151,459	8,023,228
Diluted	8,483,323	8,599,969	8,388,129
The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity (Restated)
For the years ended March 31, 2006, 2005 and 2004

				Accumulated
			Additional	Other
	Common Stock		Paid-in	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Income (Loss)	Deficit	Total	Income
Balance at March 31, 2003	7,960,455	$80,000	$53,126,000	$(107,000)	$(18,189,000)	$34,910,000
Net effect of in-transit core adjustment					865,000	865,000
Balance at March 31, 2003, as adjusted	7,960,455	80,000	53,126,000	(107,000)	(17,324,000)	$35,775,000
Purchase and cancellation of warrants and options	—	—	(372,000)	—	(340,000)	(712,000)
Exercise of options	204,500	2,000	498,000	—	—	500,000
Tax benefit from employee stock options exercised	—	—	139,000	—	—	139,000
Purchase of common stock	(79,000)	(1,000)	(295,000)	—	—	(296,000)
Unrealized gain on investments	—	—	—	21,000	—	21,000	$21,000
Foreign currency translation	—	—	—	8,000	—	8,000	8,000
Net Income	—	—	—	—	5,400,000	5,400,000	5,400,000

Comprehensive Income							$5,429,000

Balance at March 31, 2004	8,085,955	81,000	$53,096,000	(78,000)	(12,264,000)	40,835,000
Exercise of options	98,000	1,000	290,000	—	—	291,000
Tax benefit from employee stock options exercised	—	—	241,000	—	—	241,000
Unrealized gain on investments	—	—	—	17,000	—	17,000	$17,000
Foreign currency translation	—	—	—	6,000	—	6,000	6,000
Net Income	—	—	—	—	7,281,000	7,281,000	7,281,000

Comprehensive Income							$7,304,000

Balance at March 31, 2005	8,183,955	82,000	53,627,000	(55,000)	(4,984,000)	48,670,000
Exercise of options	132,150	1,000	285,000	—	—	286,000
Tax benefit from employee stock options exercised	—	—	414,000	—	—	414,000
Unrealized gain on investments	—	—	—	76,000	—	76,000	$76,000
Foreign currency translation	—	—	—	64,000	—	64,000	64,000
Net Income	—	—	—	—	2,085,000	2,085,000	2,085,000

Comprehensive Income							$2,225,000

Balance at March 31, 2006	8,316,105	$83,000	$54,326,000	$85,000	$(2,899,000)	$51,595,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows (Restated)
Year Ended March 31,

	2006	2005	2004
Cash flows from operating activities:
Net income	$2,085,000	$7,281,000	$5,400,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,180,000	1,932,000	2,369,000
Amortization of deferred gain on sale leaseback	(218,000)	—	—
Provision for (recovery of) inventory reserves and stock adjustments	(159,000)	812,000	2,566,000
Provision for doubtful accounts	6,000	6,000	13,000
Deferred income taxes	612,000	3,305,000	2,984,000
Tax benefit from employee stock options exercised	414,000	241,000	139,000
Loss on disposal of assets	—	6,000	—
Changes in:
Accounts receivable	760,000	(4,693,000)	1,178,000
Inventory	(10,143,000)	(22,328,000)	(4,758,000)
Prepaid income tax	—	172,000	(366,000)
Inventory unreturned	(5,609,000)	(112,000)	(276,000)
Prepaid expenses and other current assets	447,000	(180,000)	(303,000)
Other assets	(332,000)	(130,000)	338,000
Accounts payable and accrued liabilities	8,750,000	4,029,000	5,678,000
Income tax payable	(16,000)	792,000	—
Deferred compensation	121,000	191,000	46,000
Deferred income	(133,000)	554,000	100,000
Credit due customer	(10,750,000)	12,543,000	—
Other liabilities	945,000	26,000	44,000

Net cash provided by (used in) operating activities	(11,040,000)	4,447,000	15,152,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,372,000)	(2,549,000)	(322,000)
Proceeds from sale-leaseback transaction	4,110,000	—	—
Change in short term investments	(157,000)	(199,000)	(126,000)

Net cash used in investing activities	(419,000)	(2,748,000)	(448,000)

Cash flows from financing activities:
Net borrowings (payments) under the line of credit	6,300,000	(3,000,000)	(6,932,000)
Payments on capital lease obligations	(1,002,000)	(411,000)	(945,000)
Repurchase of warrants and stock options	—	—	(1,008,000)
Exercise of stock options	286,000	291,000	500,000

Net cash provided by (used in) financing activities	5,584,000	(3,120,000)	(8,385,000)

Effect of translation adjustment on cash	64,000	2,000	4,000

Net increase (decrease) in cash and cash equivalents	(5,811,000)	(1,419,000)	6,323,000
Cash and cash equivalents — beginning of year	6,211,000	7,630,000	1,307,000

Cash and cash equivalents — end of year	$400,000	$6,211,000	$7,630,000

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$2,885,000	$1,795,000	$968,000
Income taxes	$30,000	$59,000	$253,000
Non-cash investing and financing activities:
Property acquired under capital lease	$5,675,000	$109,000	$1,577,000
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
Note B — Restatement of Financial Statements for the Fiscal Years Ended March 31, 2006, 2005 and 2004
The consolidated balance sheets as of March 31, 2006 and 2005, the consolidated statements of operations for the fiscal years ended March 31, 2006, 2005 and 2004, and the consolidated statements of cash flows for the fiscal years ended March 31, 2006, 2005 and 2004 have been restated to correct errors which occurred when (i) the Company incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to the Company from its customers, (ii) the Company incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) the Company did not appropriately accrue losses for all probable customer payment discrepancies. The estimated tax effect of the errors noted above is reflected in the restatements and the notes to the financial statements for the periods ended March 31, 2006, 2005, and 2004 have been restated as required to reflect the effect of the restatements noted above.
The impact of these restatements has been reflected throughout the consolidated financial statements and accompanying notes including notes C, E, F, J, O, and T, is as follows:

Consolidated Balance Sheets

	March 31, 2006
	Previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$400,000		$400,000
Short term investments	660,000		660,000
Accounts receivable — net, as previously reported	13,775,000
In-transit core adjustment		$3,098,000
A/R discrepancy adjustment		(1,275,000)
Core-charge revenue adjustment		(1,696,000)
Accounts receivable — net, as restated			13,902,000
Inventory — net, as previously reported	59,337,000
In-transit core adjustment		(1,456,000)
Inventory — net, as restated			57,881,000
Deferred income tax asset	5,809,000		5,809,000
Inventory unreturned, as previously reported	7,052,000
Core-charge revenue adjustment		1,119,000
Inventory unreturned, as restated			8,171,000
Prepaid expenses and other current assets	918,000		918,000

Total current assets	87,951,000	(210,000)	87,741,000

Plant and equipment — net	12,164,000		12,164,000
Other assets	1,231,000		1,231,000

TOTAL ASSETS	$101,346,000	$(210,000)	$101,136,000

LIABILITIES
Current liabilities:
Accounts payable	$21,882,000		$21,882,000
Accrued liabilities	1,587,000		1,587,000
Accrued salaries and wages	2,267,000		2,267,000
Accrued workers’ compensation claims	3,346,000		3,346,000
Income tax payable, as previously reported	1,094,000
In-transit core adjustment		$598,000
A/R discrepancy adjustment		(460,000)
Core-charge revenue adjustment		(211,000)
Income tax payable, as restated			1,021,000
Line of credit	6,300,000		6,300,000
Deferred compensation	495,000		495,000
Deferred income	133,000		133,000
Other current liabilities	988,000		988,000
Credit due customer	1,793,000		1,793,000
Current portion of capital lease obligations	1,499,000		1,499,000

Total current liabilities	41,384,000	(73,000)	41,311,000
Deferred income, less current portion	388,000		388,000
Deferred income tax liability	562,000		562,000
Deferred gain on sale-leaseback	2,377,000		2,377,000
Other liabilities	46,000		46,000
Capitalized lease obligations, less current portion	4,857,000		4,857,000

TOTAL LIABILITIES	49,614,000	(73,000)	49,541,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,316,105 shares issued and outstanding at March 31, 2006	83,000		83,000
Additional paid-in capital	54,326,000		54,326,000
Accumulated other comprehensive loss	85,000		85,000
Accumulated deficit, as previously reported	(2,762,000)
In-transit core adjustment		1,044,000
A/R discrepancy adjustment		(815,000)
Core-charge revenue adjustment		(366,000)
Accumulated deficit, as restated			(2,899,000)

TOTAL SHAREHOLDERS’ EQUITY	51,732,000	(137,000)	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$101,346,000	$(210,000)	$101,136,000

Consolidated Balance Sheets (continued)

	March 31, 2005
	Previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$6,211,000		$6,211,000
Short term investments	503,000		503,000
Accounts receivable — net, as previously reported	11,513,000
In-transit core adjustment		$2,663,000
A/R discrepancy adjustment		735,000
Accounts receivable — net, as restated			14,911,000
Inventory — net, as previously reported	48,587,000
In-transit core adjustment		(1,252,000)
Inventory — net, as restated			47,335,000
Deferred income tax asset	6,378,000		6,378,000
Inventory unreturned, as previously reported	2,409,000
Core-charge revenue adjustment		153,000
Inventory unreturned, as restated			2,562,000
Prepaid expenses and other current assets	1,365,000		1,365,000

Total current assets	76,966,000	2,299,000	79,265,000

Plant and equipment — net	5,483,000		5,483,000
Other assets	899,000		899,000

TOTAL ASSETS	$83,348,000	$2,299,000	$85,647,000

LIABILITIES
Current liabilities:
Accounts payable	$14,502,000		$14,502,000
Accrued liabilities	1,378,000		1,378,000
Accrued salaries and wages	2,235,000		2,235,000
Accrued workers’ compensation claims	2,217,000		2,217,000
Income tax payable, as previously reported	183,000
In-transit core adjustment		$511,000
A/R discrepancy adjustment		284,000
Core-charge revenue adjustment		58,000
Income tax payable, as restated			1,036,000
Deferred compensation	450,000		450,000
Deferred income	133,000		133,000
Other current liabilities	89,000		89,000
Credit due customer	12,543,000		12,543,000
Current portion of capital lease obligations	416,000		416,000

Total current liabilities	34,146,000	853,000	34,999,000
Deferred income, less current portion	521,000		521,000
Deferred income tax liability	519,000		519,000
Capitalized lease obligations, less current portion	938,000		938,000

TOTAL LIABILITIES	36,124,000	853,000	36,977,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,183,955 shares issued and outstanding at March 31, 2005	82,000		82,000
Additional paid-in capital	53,627,000		53,627,000
Accumulated other comprehensive loss	(55,000)		(55,000)
Accumulated deficit, as previously reported	(6,430,000)
In-transit core adjustment		900,000
A/R discrepancy adjustment		451,000
Core-charge revenue adjustment		95,000
Accumulated deficit, as restated			(4,984,000)

TOTAL SHAREHOLDERS’ EQUITY	47,224,000	1,446,000	48,670,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$83,348,000	$2,299,000	$85,647,000

Consolidated Statements of Operations

	Year Ended March 31, 2006
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$112,103,000
A/R discrepancy adjustment		$(2,010,000)
Core –charge revenue adjustment		(1,696,000)
Net sales, as restated			$108,397,000
Cost of goods sold, as previously reported	84,188,000
In-transit core adjustment		(230,000)
Core-charge revenue adjustment		(966,000)
Cost of goods sold, as restated			82,992,000

Gross profit	27,915,000	(2,510,000)	25,405,000
Operating expenses:
General and administrative	14,337,000		14,337,000
Sales and marketing	3,536,000		3,536,000
Research and development	1,234,000		1,234,000

Total operating expenses	19,107,000	—	19,107,000

Operating income	8,808,000	(2,510,000)	6,298,000
Interest expense — net	2,954,000		2,954,000

Income before income tax expense	5,854,000	(2,510,000)	3,344,000
Income tax expense, as previously reported	2,186,000
In-transit core adjustment		86,000
A/R discrepancy adjustment		(744,000)
Core –charge revenue adjustment		(269,000)
Income tax expense, as restated			1,259,000

Net income	$3,668,000	$(1,583,000)	$2,085,000

Basic net income per share	$0.44	$0.19	$0.25

Diluted net income per share	$0.43	$0.18	$0.25

Weighted average shares outstanding:
— basic	8,251,319		8,251,319

— diluted	8,483,323		8,483,323

	Year Ended March 31, 2005
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$95,785,000
A/R discrepancy adjustment		$934,000
Net sales, as restated			$96,719,000
Cost of goods sold, as previously reported	68,732,000
In-transit core adjustment		(515,000)
Core-charge revenue adjustment		(153,000)
Cost of goods sold, as restated			68,064,000

Gross profit	27,053,000	1,602,000	28,655,000
Operating expenses:
General and administrative	11,622,000		11,622,000
Sales and marketing	2,759,000		2,759,000
Research and development	836,000		836,000

Total operating expenses	15,217,000	—	15,217,000

Operating income	11,836,000	1,602,000	13,438,000
Interest expense — net	1,692,000		1,692,000

Income before income tax expense	10,144,000	1,602,000	11,746,000
Income tax expense, as previously reported	3,856,000
In-transit core adjustment		197,000
A/R discrepancy adjustment		354,000
Core-charge revenue adjustment		58,000
Income tax expense, as restated			4,465,000

Net income	$6,288,000	$993,000	$7,281,000

Basic net income per share	$0.77	$0.12	$0.89

Diluted net income per share	$0.73	$0.12	$0.85

Weighted average shares outstanding:
— basic	8,151,459		8,151,459

— diluted	8,599,969		8,599,969

Consolidated Statements of Operations (continued)

	Year Ended March 31, 2004
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$80,548,000
A/R discrepancy adjustment		$(199,000)
Net sales, as restated			$80,349,000
Cost of goods sold, as previously reported	58,512,000
In-transit core adjustment		434,000
Cost of goods sold, as restated			58,946,000

Gross profit	22,036,000	(633,000)	21,403,000
Operating expenses:
General and administrative	9,629,000		9,629,000
Sales and marketing	1,977,000		1,977,000
Research and development	565,000		565,000

Total operating expenses	12,171,000	—	12,171,000

Operating income	9,865,000	(633,000)	9,232,000
Interest expense — net	931,000		931,000

Income before income tax expense	8,934,000	(633,000)	8,301,000
Income tax expense, as previously reported	3,123,000
In-transit core adjustment		(152,000)
A/R discrepancy adjustment		(70,000)
Income tax expense, as restated			2,901,000

Net income	$5,811,000	$(411,000)	$5,400,000

Basic net income per share	$0.72	$(0.05)	$0.67

Diluted net income per share	$0.69	$(0.05)	$0.64

Weighted average shares outstanding:
— basic	8,023,228		8,023,228

— diluted	8,388,129		8,388,129

     The decrease of $865,000 to the accumulated deficit balance at March 31, 2003 in the consolidated statement of shareholders’ equity results from the prior period effect of the in-transit core adjustment described in this Note B.

Consolidated Statements of Cash Flows

	Year Ended March 31, 2006
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$3,668,000
In-transit core adjustment		$144,000
A/R discrepancy adjustment		(1,266,000)
Core-charge revenue adjustment		(461,000)
Net income, as restated			$2,085,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,180,000		2,180,000
Amortization of deferred gain on sale-leaseback	(218,000)		(218,000)
Recovery of inventory reserves and stock adjustments	(159,000)		(159,000)
Provision for doubtful accounts	6,000		6,000
Deferred income taxes	612,000		612,000
Excess tax benefit from employee stock options exercised	414,000		414,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	(2,512,000)
In-transit core adjustment		(434,000)
A/R discrepancy adjustment		2,010,000
Core-charge revenue adjustment		1,696,000
Accounts receivable, as restated			760,000
Inventory, as previously reported	(10,347,000)
In-transit core adjustment		204,000
Inventory, as restated			(10,143,000)
Inventory unreturned, as previously reported	(4,643,000)
Core-charge revenue adjustment		(966,000)
Inventory unreturned, as restated			(5,609,000)
Prepaid expenses and other current assets	447,000		447,000
Other assets	(332,000)		(332,000)
Accounts payable and accrued liabilities	8,750,000		8,750,000
Income tax payable, as previously reported	911,000
In-transit core adjustment		86,000
A/R discrepancy adjustment		(744,000)
Core-charge revenue adjustment		(269,000)
Income tax payable, as restated			(16,000)
Deferred compensation	121,000		121,000
Deferred income	(133,000)		(133,000)
Credit due to customer	(10,750,000)		(10,750,000)
Other liabilities	945,000		945,000

Net cash used in operating activities	$(11,040,000)	$—	$(11,040,000)

There were no changes to previously reported cash flows from investing and financing activities.

Consolidated Statements of Cash Flows (continued)

	Year Ended March 31, 2005
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$6,288,000
In-transit core adjustment		$318,000
A/R discrepancy adjustment		580,000
Core-charge revenue adjustment		95,000
Net income, as restated			$7,281,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,932,000		1,932,000
Provision for inventory reserves and stock adjustments	812,000		812,000
Provision for doubtful accounts	6,000		6,000
Deferred income taxes	3,305,000		3,305,000
Excess tax benefit from employee stock options exercised	241,000		241,000
Loss on disposal of assets	6,000		6,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	(2,787,000)
In-transit core adjustment		(972,000)
A/R discrepancy adjustment		(934,000)
Accounts receivable, as restated			(4,693,000)
Inventory, as previously reported	(22,785,000)
In-transit core adjustment		457,000
Inventory, as restated			(22,328,000)
Inventory unreturned, as previously reported	41,000
Core-charge revenue adjustment		(153,000)
Inventory unreturned, as restated			(112,000)
Prepaid expenses and other current assets	(180,000)		(180,000)
Other assets	(130,000)		(130,000)
Accounts payable and accrued liabilities	4,029,000		4,029,000
Income tax payable, as previously reported	355,000
In-transit core adjustment		197,000
A/R discrepancy adjustment		354,000
Core-charge revenue adjustment		58,000
Income tax payable, as restated			964,000
Deferred compensation	191,000		191,000
Deferred income	554,000		554,000
Credit due to customer	12,543,000		12,543,000
Other liabilities	26,000		26,000

Net cash used in operating activities	$4,447,000	$—	$4,447,000

There were no changes to previously reported cash flows from investing and financing activities.

Consolidated Statements of Cash Flows (continued)

	Year Ended March 31, 2004
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$5,811,000
In-transit core adjustment		$(282,000)
A/R discrepancy adjustment		(129,000)
Net income, as restated			$5,400,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,369,000		2,369,000
Provision for inventory reserves and stock adjustments	2,566,000		2,566,000
Provision for doubtful accounts	13,000		13,000
Deferred income taxes	2,984,000		2,984,000
Excess tax benefit from employee stock options exercised	139,000		139,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	(628,000)
In-transit core adjustment		1,607,000
A/R discrepancy adjustment		199,000
Accounts receivable, as restated			1,178,000
Inventory, as previously reported	(3,585,000)
In-transit core adjustment		(1,173,000)
Inventory, as restated			(4,758,000)
Inventory unreturned, as previously reported	(276,000)		(276,000)
Prepaid expenses and other current assets	(303,000)		(303,000)
Other assets	338,000		338,000
Accounts payable and accrued liabilities	5,678,000		5,678,000
Income tax payable, as previously reported	(144,000)
In-transit core adjustment		(152,000)
A/R discrepancy adjustment		(70,000)
Income tax payable, as restated			(366,000)
Deferred compensation	46,000		46,000
Deferred income	100,000		100,000
Other liabilities	44,000		44,000

Net cash used in operating activities	$15,152,000	$—	$15,152,000

There were no changes to previously reported cash flows from investing and financing activities.
Note C — Summary of Significant Accounting Policies
1.	Principles of consolidation

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

The allowance for doubtful accounts is developed based upon several factors including customers’ credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Accounts receivable are written off only when all collection attempts have failed. The Company establishes an accrual for customer accounts receivable discrepancies. The Company does not require collateral for accounts receivable. See Note C8 — Revenue Recognition.

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
When the Company ships a product, it invoices certain customers for the core portion of the product at full sales price. For cores invoiced at full sales price, the Company recognizes core charge revenue based upon an estimate of the rate at which customers will pay cash for cores in lieu of returning cores for credits.
The amount of revenue recognized for core charges for the fiscal years ended March 31, 2006, 2005 and 2004, was $7,341,000, $5,046,000 and $3,120,000, respectively.
During fiscal 2004, the Company began to offer products under a pay-on-scan (“POS”) arrangement with one of its customers. For POS inventory, revenue is recognized when the customer has notified the Company that it has sold a specifically identified product to another person or entity. POS inventory represents inventory held on consignment at customer locations. This customer bears the risk of loss of any consigned product from any cause whatsoever from the time possession is taken until a third party customer purchases the product or its absence is noted in a cycle or physical inventory count.

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

The following represents a reconciliation of basic and diluted net income per share.

	Year end March 31
	2006	2005	2004
Net income, as restated	$2,085,000	$7,281,000	$5,400,000

Basic shares	8,251,319	8,151,459	8,023,228
Effect of dilutive options and warrants	232,004	448,510	364,901

Diluted shares	8,483,323	8,599,969	8,388,129

Net income per share, as restated:
Basic	$0.25	$0.89	$0.67
Diluted	$0.25	$0.85	$0.64
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

	2006	2005	2004
Net income, as restated:	$2,085,000	$7,281,000	$5,400,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:	—	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	(277,000)	(909,000)	(198,000)

Pro forma net income:	$1,808,000	$6,372,000	$5,202,000

Basic income per share — as restated	$0.25	$0.89	$0.67
Basic income per share — pro forma	$0.22	$0.78	$0.65
Diluted income per share — as restated	$0.25	$0.85	$0.64
Diluted income per share — pro forma	$0.21	$0.74	$0.62
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

Note D — Short Term Investments
The short term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. As of March 31, 2006 and 2005, the fair market value of the short term investments was $660,000 and $503,000, and the cost basis was $495,000 and $454,000, respectively.
Note E — Inventory
Inventory is comprised of the following at March 31:

	2006	2005
Raw materials and cores	$19,237,000	$18,612,000
Work-in-process	495,000	681,000
Finished goods — POS consignment inventory	15,944,000	17,036,000
Finished goods	24,194,000	13,398,000

	59,870,000	49,727,000
Less allowance for excess and obsolete inventory	(1,989,000)	(2,392,000)

Total	$57,881,000	$47,335,000

Note F — Inventory Unreturned
Inventory unreturned is comprised of the following at March 31:

	2006	2005
Cores	$7,223,000	$1,505,000
Finished goods	948,000	1,057,000

Total	$8,171,000	$2,562,000

Note G — Plant and Equipment
Plant and equipment, at cost, are as follows at March 31:

	2006	2005
Machinery and equipment	$19,756,000	$15,052,000
Office equipment and fixtures	5,153,000	5,269,000
Leasehold improvements	3,813,000	1,153,000

	28,722,000	21,474,000
Less accumulated depreciation and amortization	(16,558,000)	(15,991,000)

Total	$12,164,000	$5,483,000

Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $3,104,000 and $165,000 at March 31, 2006 and 2005, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.
Note H — Credit Due Customer under an Exclusive Multi-Year Arrangement and Inventory Transaction
In May 2004, the Company entered into an agreement with its largest customer to become the customer’s primary supplier of import alternators and starters for its eight distribution centers. As part of this four-year agreement, the Company entered into a POS arrangement with the customer. Under this arrangement, the customer is not obligated to purchase the POS merchandise the Company has shipped to the customer until that merchandise is ultimately sold to the end user. As part of this agreement, the Company purchased approximately $24,000,000 of the customer’s then-current inventory of import starters and alternators transitioning to the POS program at the price the customer originally paid for this inventory. The Company is paying for this inventory over 24 months, without interest, through the issuance of monthly credits against receivables generated by sales to the customer. The contract requires that the Company continue to meet its historical performance and competitive standards.
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
Note I — Capital Lease Obligations
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
Note J — Line of Credit and Factoring Agreements
In April 2006, the Company entered into an amended credit agreement with the bank that increased its credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008 and changed the manner in which the margin over the benchmark interest rate is calculated. Starting June 30, 2006 the interest rate will fluctuate based upon the (i) bank’s reference rate or (ii) LIBOR, as adjusted to take into account any bank reserve requirements, plus a margin dependant upon the leverage ratio as noted below:

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
The credit agreement as amended includes various financial conditions, including minimum levels of tangible net worth, cash flow, fixed charge coverage ratio, maximum leverage ratios and a number of restrictive covenants, including prohibitions against additional indebtedness, payment of dividends, pledge of assets and capital expenditures as well as loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer the Company’s CEO. As a result of the restatement adjustments described in Note B, as of March 31, 2006, we were in default under our loan agreement for failing to maintain a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the last day of the fiscal quarter. On February 12, 2007, the bank provided us with a waiver of this covenant default.
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
Note K — Shareholders’ Equity
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
Note L — Financial Risk Management and Derivatives
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
Note M — Commitments and Contingencies
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

$9,608,000

The foregoing table does not include the credits to be issued in connection with the purchase of transition inventory discussed in Note H.
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

Note N — Major Customers
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
Note O — Income Taxes
The income tax expense for the years ended March 31, 2006, 2005 and 2004 is as follows:

	2006	2005	2004
Current tax (expense) benefit
Federal	$(424,000)	$(945,000)	$85,000
State	(100,000)	(184,000)	5,000
Foreign	(123,000)	(31,000)	(7,000)

Total current tax expense	(647,000)	(1,160,000)	83,000

Deferred tax (expense) benefit
Federal	(668,000)	(2,908,000)	(2,781,000)
State	68,000	(397,000)	(203,000)
Foreign	(12,000)	—	—

Total deferred tax expense	(612,000)	(3,305,000)	(2,984,000)

Total income tax expense	$(1,259,000)	$(4,465,000)	$(2,901,000)

Deferred income taxes consist of the following at March 31:

	2006	2005
Assets
Net operating loss carry-forwards	$—	$853,000
Inventory valuation	1,016,000	1,225,000
Estimate for returns	3,149,000	2,195,000
Allowance for customer incentives	1,036,000	1,300,000
Inventory capitalization	214,000	173,000
Vacation pay	337,000	256,000
Deferred compensation	210,000	193,000
Accrued bonus	450,000	510,000
Tax credit	—	328,000
Other	19,000	—

Total deferred tax assets	6,431,000	7,033,000

Liabilities
Deferred state tax	(292,000)	(355,000)
Deferred tax on unrealized gain	(33,000)	(17,000)
Accelerated depreciation	(847,000)	(802,000)
Other	(12,000)	—

Total deferred tax liabilities	(1,184,000)	(1,174,000)

Net deferred tax assets	$5,247,000	$5,859,000

Net current deferred income tax asset	$5,809,000	$6,378,000
Net long-term deferred income tax liability	(562,000)	(519,000)

Total	$5,247,000	$5,859,000

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

Note P — Defined Contribution Plan
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
Note Q — Stock Options
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
Note R — Litigation
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
Note S — Related Party Transactions
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
On April 22, 2005, the Company entered into an amendment to its employment agreement with Mr. Joffe. Under the amendment, Mr. Joffe’s term of employment was extended from March 31, 2006 to March 31, 2008, and his base salary, bonus arrangements, 1% transaction fee right and fringe benefits remain unchanged. Before the amendment, Mr. Joffe had the right to terminate his employment upon a change of control and receive his salary and benefits through March 31, 2006. Under the amendment, upon a change of control (which has been redefined pursuant to the amendment), Mr. Joffe will be entitled to a sale bonus equal to the sum of (i) two times his base salary plus (ii) two times his average bonus earned for the two years immediately prior to the change of control. The amendment also grants Mr. Joffe the right to terminate his employment within one year of a change of control and to then receive salary and benefits for a one-year period following such termination plus a bonus equal to the average bonus Mr. Joffe earned during the two years immediately prior to his voluntary termination.

If Mr. Joffe is terminated without cause or resigns for good reason (as defined in the amendment), the Company must pay Mr. Joffe (i) his base salary, (ii) his average bonus earned for the two years immediately prior to termination, and (iii) all other benefits payable to Mr. Joffe pursuant to the employment agreement, as amended, through the later of two years after the date of termination of employment or March 31, 2008. Under the amendment, Mr. Joffe is also entitled to an additional “gross-up” payment to offset the excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Internal Revenue Code) to be made to him upon a change of control. The amendment has redefined the term “for cause” to apply only to misconduct in connection with Mr. Joffe’s performance of his duties. Pursuant to the Amendment, any options that have been or may be granted to Mr. Joffe will fully vest upon a change of control and be exercisable for a two-year period following the change of control, and Mr. Joffe agreed to waive the right he previously had under the employment agreement to require the registrant to purchase his option shares and any underlying options if his employment were terminated for any reason. The amendment further provides that Mr. Joffe’s agreement not to compete with the Company terminates at the end of his employment term.
Note T — Unaudited and Restated Quarterly Financial Data
The unaudited quarterly financial data for each of the four quarters of fiscal 2006 and each of the four quarters of fiscal 2005 have been restated to correct errors which occurred when (i) the Company incorrectly recorded a duplicative entry to recognize the gross profit impact from the accrual of certain cores authorized to be returned, but still in-transit to the Company from its customers, (ii) the Company incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) the Company did not appropriately accrue for all existing and potential future customer payment discrepancies.
The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2006, including restated numbers for each of the four quarters of fiscal 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales, as previously reported	$21,351,000	$30,139,000	$30,895,000	$29,718,000
A/R discrepancy adjustment	(650,000)	98,000	(278,000)	(1,180,000)
Core-charge revenue adjustment	(380,000)	(461,000)	(463,000)	(392,000)

Net sales, as restated	20,321,000	29,776,000	30,154,000	28,146,000

Cost of goods sold, as previously reported	17,965,000	22,389,000	22,696,000	21,138,000
In-transit core adjustment	56,000	(897,000)	918,000	(307,000)
Core-charge revenue adjustment	(223,000)	(261,000)	(256,000)	(226,000)

Cost of goods sold, as restated	17,798,000	21,231,000	23,358,000	20,605,000

Gross profit, as previously reported	3,386,000	7,750,000	8,199,000	8,580,000
Net effect of adjustments to gross profit	(863,000)	795,000	(1,403,000)	(1,039,000)

Gross profit, as restated	2,523,000	8,545,000	6,796,000	7,541,000
Total operating expenses	5,189,000	5,086,000	3,912,000	4,920,000

Operating income (loss) as restated	(2,666,000)	3,459,000	2,884,000	2,621,000
Interest expense — net	548,000	654,000	958,000	794,000
Income tax expense (benefit), as restated	(1,250,000)	1,126,000	776,000	607,000

Net income (loss), as previously reported	(1,420,000)	1,181,000	2,031,000	1,876,000
Net effect of adjustments on net income (loss)	(544,000)	498,000	(881,000)	(656,000)

Net income (loss), as restated	$(1,964,000)	$1,679,000	$1,150,000	$1,220,000

Basic income (loss) per share, as previously reported	$(0.17)	$0.14	$0.25	$0.22
Basic income (loss) per share from adjustments	(0.07)	0.06	(0.11)	0.07

Basic income (loss) per share, as restated	$(0.24)	$0.20	$0.14	$0.15

Diluted income (loss) per share, as previously reported	$(0.17)	$0.14	$0.24	$0.22
Diluted income (loss) per share from adjustments	(0.07)	0.05	(0.11)	0.08

Diluted income (loss) per share, as restated	$(0.24)	$0.19	$0.13	$0.14

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2005, including restated numbers for each of the four quarters of fiscal 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales, as previously reported	$21,209,000	$24,993,000	$24,295,000	$25,288,000
A/R discrepancy adjustment	563,000	309,000	243,000	(181,000)

Net sales, as restated	21,772,000	25,302,000	24,538,000	25,107,000

Cost of goods sold, as previously reported	17,338,000	17,997,000	16,373,000	17,024,000
In-transit core adjustment	(1,339,000)	1,130,000	298,000	(604,000)
Core-charge revenue adjustment	—	—	—	(153,000)

Cost of goods sold, as restated	15,999,000	19,127,000	16,671,000	16,267,000

Gross profit, as previously reported	3,871,000	6,996,000	7,922,000	8,264,000
Net effect of adjustments to gross profit	1,902,000	(821,000)	(55,000)	576,000

Gross profit, as restated	5,773,000	6,175,000	7,867,000	8,840,000
Total operating expenses	3,422,000	3,136,000	4,155,000	4,504,000

Operating income, as restated	2,351,000	3,039,000	3,712,000	4,336,000
Interest expense — net	351,000	449,000	526,000	366,000
Income tax expense, as restated	764,000	950,000	1,182,000	1,569,000

Net income, as previously reported	57,000	2,149,000	2,038,000	2,044,000
Net effect of adjustments on net income	1,179,000	(509,000)	(34,000)	357,000

Net income, as restated	$1,236,000	$1,640,000	$2,004,000	$2,401,000

Basic income per share, as previously reported	$0.01	$0.26	$0.25	$0.25
Basic income (loss) per share from adjustments	0.14	(0.06)	(0.02)	0.04

Basic income per share, as restated	$0.15	$0.20	$0.23	$0.29

Diluted income per share, as previously reported	$0.01	$0.25	$0.24	$0.24
Diluted income (loss) per share from adjustments	0.13	(0.06)	(0.02)	0.04

Diluted income per share, as restated	$0.14	$0.19	$0.22	$0.28

Schedule II — Valuation and Qualifying Accounts
Accounts Receivable — Allowance for doubtful accounts

			Charge to
		Balance at	(recovery of)		Balance at
Year Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	written off	period
2006	Allowance for doubtful accounts	$20,000	$9,000	$3,000	$26,000
2005	Allowance for doubtful accounts	$14,000	$20,000	$14,000	$20,000
2004	Allowance for doubtful accounts	$87,000	$13,000	$86,000	$14,000
Accounts Receivable — Allowance for stock adjustments

			Estimated
		Balance at	stock		Balance at
Year Ended		beginning of	adjustment	Returns	end of
March 31,	Description	period	returns	received	period
2006	Allowance for stock adjustments	$1,524,000	$2,140,000	$1,896,000	$1,768,000
2005	Allowance for stock adjustments	$467,000	$3,837,000	$2,780,000	$1,524,000
2004	Allowance for stock adjustments	$793,000	$1,996,000	$2,322,000	$467,000
Inventory — Allowance for excess and obsolete inventory*

		Balance at		Balance at
Year Ended		beginning of		end of
March 31,	Description	period	Net change	period
2006	Allowance for excess and obsolete inventory	$2,392,000	$(403,000)	$1,989,000
2005	Allowance for excess and obsolete inventory	$2,637,000	$(245,000)	$2,392,000
2004	Allowance for excess and obsolete inventory	$3,149,000	$(512,000)	$2,637,000

*	The allowance for excess and obsolete inventory is not a general type reserve that can be rolled forward. Every month the Company calculates the reserve based on a rolling 12 months of sales activity for each affected part number, and an adjustment is recorded to reflect the calculated reserve balance. Accordingly, the net activity is presented versus the gross increases and decreases to the account.