Form 10-Q/A
period 2006-06-30
MOTORCAR PARTS  AMERICA INC
filed 2007-02-13
CIK 918251

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

MOTORCAR PARTS OF AMERICA, INC.
EXPLANATORY NOTE
Explanatory Note: This Form 10-Q/A amends our report on Form 10-Q for the period ended June 30, 2006 to restate our unaudited consolidated financial statements for the three months ended June 30, 2006 and 2005 to correct errors which occurred when (i) we incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to us from our customers, (ii) we incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) we did not appropriately accrue losses for all probable customer payment discrepancies. The impact of the duplicative entry “(i)” above on the accumulated deficit at March 31, 2003 is a decrease of $865,000. The revenue entry “(ii)”  and customer payment discrepancies entry “(iii)” above did not impact periods prior to April 1, 2003. Management believes this Form 10-Q/A and planned future filings are appropriate. However, we continue to evaluate this conclusion regarding filings for periods prior to March 31, 2006.
Except as required to reflect the effects of these restatements, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 14, 2006. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including the Company’s Current Reports on Form 8-K filed since August 14, 2006.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets ( Restated)

	June 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$97,000	$400,000
Short term investments	681,000	660,000
Accounts receivable — net	14,209,000	13,902,000
Due from customer	2,005,000	—
Inventory — net	63,244,000	57,881,000
Deferred income tax asset	5,827,000	5,809,000
Inventory unreturned	8,804,000	8,171,000
Prepaid expenses and other current assets	1,748,000	918,000

Total current assets	96,615,000	87,741,000
Plant and equipment — net	12,766,000	12,164,000
Other assets	1,444,000	1,231,000

TOTAL ASSETS	$110,825,000	$101,136,000

LIABILITIES
Current liabilities:
Accounts payable	$24,467,000	$21,882,000
Accrued liabilities	1,136,000	1,587,000
Accrued salaries and wages	2,651,000	2,267,000
Accrued workers’ compensation claims	3,832,000	3,346,000
Income tax payable	1,057,000	1,021,000
Line of credit	14,900,000	6,300,000
Deferred compensation	521,000	495,000
Deferred income	133,000	133,000
Other current liabilities	266,000	988,000
Credit due customer	—	1,793,000
Current portion of capital lease obligations	1,499,000	1,499,000

Total current liabilities	50,462,000	41,311,000
Deferred income, less current portion	355,000	388,000
Deferred income tax liability	498,000	562,000
Deferred gain on sale-leaseback	2,248,000	2,377,000
Other liabilities	46,000	46,000
Capitalized lease obligations, less current portion	4,520,000	4,857,000

TOTAL LIABILITIES	58,129,000	49,541,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,324,455 and 8,316,105 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	83,000	83,000
Additional paid-in capital	54,498,000	54,326,000
Accumulated other comprehensive (loss) income	(155,000)	85,000
Accumulated deficit	(1,730,000)	(2,899,000)

TOTAL SHAREHOLDERS’ EQUITY	52,696,000	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$110,825,000	$101,136,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited and Restated)

	Three Months Ended
	June 30,
	2006	2005
Net sales	$27,424,000	$20,321,000
Cost of goods sold	20,258,000	17,798,000

Gross profit	7,166,000	2,523,000

Operating expenses:
General and administrative	3,072,000	4,010,000
Sales and marketing	905,000	865,000
Research and development	416,000	314,000

Total operating expenses	4,393,000	5,189,000

Operating income (loss)	2,773,000	(2,666,000)
Interest expense — net of interest income	822,000	548,000

Income (loss) before income tax expense (benefit)	1,951,000	(3,214,000)
Income tax expense (benefit)	782,000	(1,250,000)

Net income (loss)	$1,169,000	$(1,964,000)

Basic net income (loss) per share	$0.14	$(0.24)

Diluted net income (loss) per share	$0.14	$(0.24)

Weighted average number of shares outstanding:
— basic	8,322,920	8,183,955

— diluted	8,582,209	8,183,955

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited and Restated)

	Three Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$1,169,000	$(1,964,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	649,000	498,000
Amortization of deferred gain on sale-leaseback	(129,000)	—
Provision for (recovery of) inventory reserves and stock adjustments	(267,000)	24,000
Recovery of doubtful accounts	(14,000)	—
Deferred income taxes	(82,000)	(881,000)
Share-based compensation expense	115,000	—
Excess tax benefit from employee stock options exercised	(28,000)	—
Changes in current assets and liabilities:
Accounts receivable	169,000	3,634,000
Due from customer	(2,005,000)	—
Inventory	(5,560,000)	(8,296,000)
Inventory unreturned	(632,000)	(394,000)
Prepaid expenses and other current assets	(830,000)	(443,000)
Other assets	(213,000)	(252,000)
Accounts payable and accrued liabilities	3,004,000	6,629,000
Income tax payable	37,000	(369,000)
Deferred compensation	26,000	18,000
Deferred income	(33,000)	(33,000)
Credit due customer	(1,793,000)	(2,203,000)
Other current liabilities	(722,000)	54,000

Net cash used in operating activities	(7,139,000)	(3,978,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,278,000)	(1,437,000)
Change in short term investments	(21,000)	(28,000)

Net cash used in investing activities	(1,299,000)	(1,465,000)

Cash flows from financing activities:
Net borrowings under line of credit	8,600,000	—
Net payments on capital lease obligations	(310,000)	(122,000)
Exercise of stock options	57,000	—
Excess tax benefit from employee stock options exercised	28,000	—

Net cash provided by (used in) financing activities	8,375,000	(122,000)

Effect of exchange rate changes on cash	(240,000)	(1,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(303,000)	(5,566,000)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	400,000	6,211,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$97,000	$645,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$802,000	$557,000
Income taxes	$804,000	$—
Non-cash investing and financing activities:
Property acquired under capital lease	$27,000	$916,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2006 and 2005
(Unaudited and Restated)
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. Amounts related to disclosures of March 31, 2006 balances were derived from the Company’s audited consolidated financial statements as of March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2006, filed on February 12, 2007.
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
NOTE B — Restatement of Financial Statements for the Year Ended March 31, 2006 and the Three Months Ended June 30, 2006 and June 30, 2005
     The consolidated balance sheets as of June 30, 2006 and March 31, 2006, the consolidated statements of operations for the three months ended June 30, 2006 and June 30, 2005 and the consolidated statements of cash flows for the three months ended June 30, 2006 and June 30, 2005 have been restated to correct errors which occurred when (i) the Company incorrectly recorded a duplicative entry that continued to recognize the gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to the Company from its customers, (ii) the Company incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) the Company did not appropriately accrue losses for all existing and potential future customer payment discrepancies. The estimated tax effect of the errors noted above is also reflected in the restatements. The condensed notes to the financial statements for the periods ending June 30, 2006 and 2005 were also restated as required to reflect the effect of the restatements noted above.
     The impact of this restatement has been reflected throughout the consolidated financial statements and accompanying notes as follows:

Consolidated Balance Sheet

	June 30, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$97,000		$97,000
Short term investments	681,000		681,000
Accounts receivable — net, as previously reported	14,698,000
In-transit core adjustment		$2,282,000
A/R discrepancy adjustment		(666,000)
Core-charge revenue adjustment		(2,105,000)
Accounts receivable — net, as restated			14,209,000
Due from customer	2,005,000		2,005,000
Inventory — net, as previously reported	64,317,000
In-transit core adjustment		(1,073,000)
Inventory — net, as restated			63,244,000
Deferred income tax asset	5,827,000		5,827,000
Inventory unreturned, as previously reported	7,333,000
Core-charge revenue adjustment		1,471,000
Inventory unreturned, as adjusted			8,804,000
Prepaid expenses and other current assets	1,748,000		1,748,000

Total current assets	96,706,000	(91,000)	96,615,000

Plant and equipment — net	12,766,000		12,766,000
Other assets	1,444,000		1,444,000

TOTAL ASSETS	$110,916,000	$(91,000)	$110,825,000

LIABILITIES
Current liabilities:
Accounts payable	$24,467,000		$24,467,000
Accrued liabilities	1,136,000		1,136,000
Accrued salaries and wages	2,651,000		2,651,000
Accrued workers’ compensation claims	3,832,000		3,832,000
Income tax payable, as previously reported	1,086,000
In-transit core adjustment		$423,000
A/R discrepancy adjustment		(218,000)
Core-charge revenue adjustment		(234,000)
Income tax payable, as restated			1,057,000
Line of credit	14,900,000		14,900,000
Deferred compensation	521,000		521,000
Deferred income	133,000		133,000
Other current liabilities	266,000		266,000
Credit due customer	—		—
Current portion of capital lease obligations	1,499,000		1,499,000

Total current liabilities	50,491,000	(29,000)	50,462,000
Deferred income, less current portion	355,000		355,000
Deferred income tax liability	498,000		498,000
Deferred gain on sale-leaseback	2,248,000		2,248,000
Other liabilities	46,000		46,000
Capitalized lease obligations, less current portion	4,520,000		4,520,000

TOTAL LIABILITIES	58,158,000	(29,000)	58,129,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,324,455 shares issued and outstanding at June 30, 2006	83,000		83,000
Additional paid-in capital	54,498,000		54,498,000
Accumulated other comprehensive loss	(155,000)		(155,000)
Accumulated deficit, as previously reported	(1,668,000)
In-transit core adjustment		786,000
A/R discrepancy adjustment		(448,000)
Core-charge revenue adjustment		(400,000)
Accumulated deficit, as restated			(1,730,000)

TOTAL SHAREHOLDERS’ EQUITY	52,758,000	(62,000)	52,696,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$110,916,000	$(91,000)	$110,825,000

Consolidated Balance Sheet

	March 31, 2006
	Previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$400,000		$400,000
Short term investments	660,000		660,000
Accounts receivable — net, as previously reported	13,775,000
In-transit core adjustment		$3,098,000
A/R discrepancy adjustment		(1,275,000)
Core-charge revenue adjustment		(1,696,000)
Accounts receivable — net, as restated			13,902,000
Inventory — net, as previously reported	59,337,000
In-transit core adjustment		(1,456,000)
Inventory — net, as restated			57,881,000
Deferred income tax asset	5,809,000		5,809,000
Inventory unreturned, as previously reported	7,052,000
Core-charge revenue adjustment		1,119,000
Inventory unreturned, as restated			8,171,000
Prepaid expenses and other current assets	918,000		918,000

Total current assets	87,951,000	(210,000)	87,741,000

Plant and equipment — net	12,164,000		12,164,000
Other assets	1,231,000		1,231,000

TOTAL ASSETS	$101,346,000	$(210,000)	$101,136,000

LIABILITIES
Current liabilities:
Accounts payable	$21,882,000		$21,882,000
Accrued liabilities	1,587,000		1,587,000
Accrued salaries and wages	2,267,000		2,267,000
Accrued workers’ compensation claims	3,346,000		3,346,000
Income tax payable, as previously reported	1,094,000
In-transit core adjustment		$598,000
A/R discrepancy adjustment		(460,000)
Core-charge revenue adjustment		(211,000)
Income tax payable, as restated			1,021,000
Line of credit	6,300,000		6,300,000
Deferred compensation	495,000		495,000
Deferred income	133,000		133,000
Other current liabilities	988,000		988,000
Credit due customer	1,793,000		1,793,000
Current portion of capital lease obligations	1,499,000		1,499,000

Total current liabilities	41,384,000	(73,000)	41,311,000
Deferred income, less current portion	388,000		388,000
Deferred income tax liability	562,000		562,000
Deferred gain on sale-leaseback	2,377,000		2,377,000
Other liabilities	46,000		46,000
Capitalized lease obligations, less current portion	4,857,000		4,857,000

TOTAL LIABILITIES	49,614,000	(73,000)	49,541,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,316,105 shares issued and outstanding at March 31, 2006	83,000		83,000
Additional paid-in capital	54,326,000		54,326,000
Accumulated other comprehensive loss	85,000		85,000
Accumulated deficit, as previously reported	(2,762,000)
In-transit core adjustment		1,044,000
A/R discrepancy adjustment		(815,000)
Core-charge revenue adjustment		(366,000)
Accumulated deficit, as restated			(2,899,000)

TOTAL SHAREHOLDERS’ EQUITY	51,732,000	(137,000)	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$101,346,000	$(210,000)	$101,136,000

Consolidated Statements of Operations

	Three Months Ended June 30, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$27,223,000
A/R discrepancy adjustment		$609,000
Core-charge revenue adjustment		(408,000)
Net sales, as restated			$27,424,000
Cost of goods sold, as previously reported	20,177,000
In-transit core adjustment		432,000
Core-charge revenue adjustment		(351,000)
Cost of goods sold, as restated			20,258,000

Gross profit	7,046,000	120,000	7,166,000
Operating expenses:
General and administrative	3,072,000		3,072,000
Sales and marketing	905,000		905,000
Research and development	416,000		416,000

Total operating expenses	4,393,000	—	4,393,000

Operating income	2,653,000	120,000	2,773,000
Interest expense — net	822,000		822,000

Income before income tax expense	1,831,000	120,000	1,951,000
Income tax expense, as previously reported	737,000
In-transit core adjustment		(174,000)
A/R discrepancy adjustment		242,000
Core-charge revenue adjustment		(23,000)
Income tax expense, as restated			782,000

Net income	$1,094,000	$75,000	$1,169,000

Basic income per share	$0.13	$0.01	$0.14

Diluted income per share	$0.13	$0.01	$0.14

Weighted average shares outstanding:
— basic	8,322,920		8,322,920

— diluted	8,582,209		8,582,209

	Three Months Ended June 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$21,351,000
A/R discrepancy adjustment		$(650,000)
Core-charge revenue adjustment		(380,000)
Net sales, as restated			$20,321,000
Cost of goods sold, as previously reported	17,965,000
In-transit core adjustment		56,000
Core-charge revenue adjustment		(223,000)
Cost of goods sold, as restated			17,798,000

Gross profit	3,386,000	(863,000)	2,523,000
Operating expenses:
General and administrative	4,010,000		4,010,000
Sales and marketing	865,000		865,000
Research and development	314,000		314,000

Total operating expenses	5,189,000	—	5,189,000

Operating loss	(1,803,000)	(863,000)	(2,666,000)
Interest expense — net	548,000		548,000

Loss before income tax benefit	(2,351,000)	(863,000)	(3,214,000)
Income tax benefit, as previously reported	(931,000)
In-transit core adjustment		(21,000)
A/R discrepancy adjustment		(240,000)
Core-charge revenue adjustment		(58,000)
Income tax benefit, as restated			(1,250,000)

Net loss	$(1,420,000)	$(544,000)	$(1,964,000)

Basic loss per share	$(0.17)	$(0.07)	$(0.24)

Diluted loss per share	$(0.17)	$(0.07)	$(0.24)

Weighted average shares outstanding:
— basic	8,183,955		8,183,955

— diluted	8,183,955		8,183,955

Consolidated Statements of Cash Flows

	Three Months Ended June 30, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$1,094,000
In-transit core adjustment		$(258,000)
A/R discrepancy adjustment		367,000
Core-charge revenue adjustment		(34,000)
Net income, as restated			$1,169,000
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	649,000		649,000
Amortization of deferred gain on sale-leaseback	(129,000)		(129,000)
Recovery of inventory reserves and stock adjustments	(267,000)		(267,000)
Recovery of doubtful accounts	(14,000)		(14,000)
Deferred income taxes	(82,000)		(82,000)
Share-based compensation expense	115,000		115,000
Excess tax benefit from employee stock options exercised	(28,000)		(28,000)
Changes in current assets and liabilities:
Accounts receivable, as previously reported	(446,000)
In-transit core adjustment		816,000
A/R discrepancy adjustment		(609,000)
Core-charge revenue adjustment		408,000
Accounts receivable, as restated			169,000
Due from customer	(2,005,000)		(2,005,000)
Inventory, as previously reported	(5,176,000)
In-transit core adjustment		(384,000)
Inventory, as restated			(5,560,000)
Inventory unreturned, as previously reported	(281,000)
Core-charge revenue adjustment		(351,000)
Inventory unreturned, as restated			(632,000)
Prepaid expenses and other current assets	(830,000)		(830,000)
Other assets	(213,000)		(213,000)
Accounts payable and accrued liabilities	3,004,000		3,004,000
Income tax payable, as previously reported	(8,000)
In-transit core adjustment		(174,000)
A/R discrepancy adjustment		242,000
Core-charge revenue adjustment		(23,000)
Income tax payable, as restated			37,000
Deferred compensation	26,000		26,000
Deferred income	(33,000)		(33,000)
Credit due to customer	(1,793,000)		(1,793,000)
Other liabilities	(722,000)		(722,000)

Net cash used in operating activities	$(7,139,000)	$—	$(7,139,000)

There were no changes to previously reported cash flows from investing and financing activities.

Consolidated Statements of Cash Flows (continued)

	Three Months Ended June 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net loss, as previously reported	$(1,420,000)
In-transit core adjustment		$(35,000)
A/R discrepancy adjustment		(410,000)
Core-charge revenue adjustment		(99,000)
Net loss, as restated			$(1,964,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	498,000		498,000
Provision for inventory reserves and stock adjustments	24,000		24,000
Deferred income taxes	(881,000)		(881,000)
Changes in current assets and liabilities:
Accounts receivable, as previously reported	2,498,000
In-transit core adjustment		106,000
A/R discrepancy adjustment		650,000
Core-charge revenue adjustment		380,000
Accounts receivable, as restated			3,634,000
Inventory, as previously reported	(8,246,000)
In-transit core adjustment		(50,000)
Inventory, as restated			(8,296,000)
Inventory unreturned, as previously reported	(171,000)
Core-charge revenue adjustment		(223,000)
Inventory unreturned, as restated			(394,000)
Prepaid expenses and other current assets	(443,000)		(443,000)
Other assets	(252,000)		(252,000)
Accounts payable and accrued liabilities	6,629,000		6,629,000
Income tax payable, as previously reported	(50,000)
In-transit core adjustment		(21,000)
A/R discrepancy adjustment		(240,000)
Core-charge revenue adjustment		(58,000)
Income tax payable, as restated			(369,000)
Deferred compensation	18,000		18,000
Deferred Income	(33,000)		(33,000)
Credit due to customer	(2,203,000)		(2,203,000)
Other liabilities	54,000		54,000

Net cash used in operating activities	$(3,978,000)	$—	$(3,978,000)

There were no changes to previously reported cash flows from investing and financing activities.
NOTE C — Summary of Significant Accounting Policies

1.	Principles of consolidation

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

Finished goods cost includes the standard cost of cores and raw materials and allocations of labor and overhead. Work in process inventory historically comprises less than 3% of the total inventory balance. Work in process is in various stages of production, is on average 50% complete, and is valued at 50% of the standard cost of a finished good. Core and other raw materials inventory are stated at the lower of cost or market. The Company determines the market value of cores based on purchases of core and core broker prices lists.
In determining these standards, the Company excludes those costs deemed to be caused by abnormal amounts of idle capacity and spoilage and expenses those costs as incurred. During the three months ended June 30, 2006 and June 30, 2005, there were no material costs that were considered abnormal as defined in Financial Accounting Standards Board (FASB) Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151).

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

The amount of revenue recognized for core charges for the three months ended June 30, 2006 and 2005 was $831,000 and $713,000, respectively.

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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Three Months Ended June 30
	2006	2005
Net income (loss)	$1,169,000	$(1,964,000)

Basic shares	8,322,920	8,183,955
Effect of dilutive options and warrants	259,289	—

Diluted shares	8,582,209	8,183,955

Net income (loss) per share:
Basic net income (loss) per share	$0.14	$(0.24)
Diluted net income (loss) per share	$0.14	$(0.24)
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
NOTE D — Stock Options and Share-Based Payments
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

Impact of
Three Months Ended June 30, 2006	Adoption
Operating income (expense)	$(115,000)
Interest expense — net of interest income	—

Income before income tax expense	(115,000)
Income tax benefit	47,000

Net income	$(68,000)

Basic net income per share	$(0.01)

Diluted net income per share	$(0.01)

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

Three Months
Ended June 30,
2005
Net loss, as reported:	$(1,964,000)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	—

Pro forma net loss:	$(1,964,000)

Basic net loss per share — as reported	$(0.24)
Basic net loss per share — pro forma	$(0.24)
Diluted net loss per share — as reported	$(0.24)
Diluted net loss per share — pro forma	$(0.24)
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
     The fair value of stock options used to compute net income and net income per share for the current period and the pro forma net income and pro forma net income per share disclosures for prior periods is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. There were no stock options granted during the three months ended June 30, 2006 or 2005.
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

     In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, options to purchase 1,155,000 shares of common stock were authorized for grant under the 1994 Plan. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. As of June 30, 2006, options to purchase 556,500 shares of common stock were outstanding under the 1994 Plan and no additional shares of common stock were available for option grants.
     At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of June 30, 2006, options to purchase 722,283 shares of common stock were outstanding under the Incentive Plan and options to purchase an additional 470,717 shares of common stock were available for option grants.
     In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of June 30, 2006, options to purchase 59,000 shares of common stock were outstanding and options to purchase an additional 116,000 shares of common stock were available for option grants under the 2004 Plan.
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
NOTE E — Inventory
     Inventory is comprised of the following:

	June 30,	March 31,
	2006	2006
Raw materials and cores	$21,370,000	$19,237,000
Work-in-process	475,000	495,000
Finished goods — pay-on-scan consignment inventory	16,314,000	15,944,000
Finished goods	27,270,000	24,194,000

	65,429,000	59,870,000
Less allowance for excess and obsolete inventory	(2,185,000)	(1,989,000)

Total	$63,244,000	$57,881,000

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

	June 30,	March 31,
	2006	2006
Cores	$8,142,000	$7,223,000
Finished goods	662,000	948,000

Total	$8,804,000	$8,171,000

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
     In connection with this POS arrangement, the Company recognized a liability of approximately $460,000 to reflect that the price the Company paid for the cores included within the non-MPA portion of the transition inventory was greater than the market value of these cores.
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

NOTE H — Long Term Customer Contracts; Marketing Allowances
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

     The Company has also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. Under the largest of these agreements, the Company agreed to acquire core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the core inventory estimated to be in customer hands and subject to repurchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the three months ended June 30, 2006 and 2005 were $338,000 and $312,000, respectively. As of June 30, 2006, the long-term asset account was approximately $1,021,000. The Company will regularly review the long-term asset account for impairment and make any necessary adjustment to the carrying value of this asset. As of June 30, 2006, approximately $7,329,000 of credits remains to be issued under this arrangement and an additional $1,495,000 under other similar arrangements.
     The following table presents the core inventory purchase and credit issuance obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2007 — remaining nine months	$2,003,000
2008	2,566,000
2009	2,343,000
2010	1,806,000
2011	91,000
Thereafter	15,000

Total	$8,824,000

NOTE I — Major Customers
     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable:

	Three Months Ended
	June 30,
	2006	2005
Sales
Customer A	65%	67%
Customer B	16%	12%
Customer C*	11%	11%

	June 30,	March 31,
	2006	2006
Accounts Receivable
Customer A	54%	60%
Customer B	15%	10%
Customer C*	19%	21%

*	Between June 30, 2006 and March 31, 2006, the identity of the Company’s third and fourth largest customers changed.
NOTE J — Line of Credit; Factoring Agreements
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
     The bank credit agreement was further amended in August 2006. For additional information, see Note M – Subsequent Events.
     Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount agreed-upon at the time the receivables are sold. One of the agreements was amended on April 5, 2006 to provide for a different discounting agent, which resulted in a reduction in the discount rate. These discount arrangements have allowed the Company to accelerate collection of the customers’ receivables aggregating $15,529,000 and $17,951,000 for the three months ended June 30, 2006 and 2005, respectively, by an average of 191 days and 194 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the three months ended June 30, 2006 and 2005 was 6.7% and 5.4%, respectively. The amount of the discount on these receivables, $504,000 and $506,000 for the three months ended June 30, 2006 and 2005, respectively, was recorded as interest expense.
NOTE K — Comprehensive Income
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

	Three Months Ended
	June 30,
	2006	2005
Net income (loss)	$1,169,000	$(1,964,000)
Foreign currency translation	(240,000)	22,000

Comprehensive income (loss)	$929,000	$(1,942,000)

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
NOTE M — Subsequent Events
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K/A filed on February 12, 2007.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing strain on our cash position, our ability to achieve positive cash flows from operations, potential future changes in our accounting policies that may be made as a result of an SEC review of our previously filed public reports, restatements of our previously issued financial statements to correct errors in the application of generally accepted accounting principles, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, difficulty in obtaining component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
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

Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below, in Note C to our unaudited consolidated financial statements included in this Form 10-QA and in Note C to our consolidated financial statements included in our Annual Report on Form 10-K/A filed on February 12, 2007.
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

Impact of
Three Months Ended June 30, 2006	Adoption
Operating loss	$(115,000)
Interest expense — net of interest income	—

Net loss before income tax benefit	(115,000)
Income tax benefit	47,000

Net loss	$(68,000)

Basic net income per share	$(0.01)

Diluted net income per share	$(0.01)

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
Results of Operations for the three months ended June 30, 2006 and 2005
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended June 30,
	2006	2005
	(Restated)	(Restated)
Gross profit	26.1%	12.4%
Cash flow from operations	$(7,139,000)	$(3,978,000)
Finished goods turnover (annualized) (1)	1.94	2.09
Finished goods turnover, excluding POS inventory (annualized) (2)	3.15	4.26
Annualized return on equity (3)	9.1%	(16.1)%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(3)	Annualized return on equity is computed as net income (loss) for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably.
     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended June 30,
	2006	2005
Net sales	100.0%	100.0%
Cost of goods sold	73.9%	87.6%

Gross profit	26.1%	12.4%
General and administrative expenses	11.2%	19.7%
Sales and marketing expenses	3.3%	4.3%
Research and development expenses	1.5%	1.5%

Operating income (loss)	10.1%	(13.1%)
Interest expense — net of interest income	3.0%	2.7%
Income tax expense (benefit)	2.8%	(6.1%)

Net income (loss)	4.3%	(9.7%)

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
     Net Sales. Gross sales for the three months ended June 30, 2006 increased by $5,283,000 over gross sales in the three months ended June 30, 2005 primarily due to increases in sales to our retail customers. Marketing allowances for the quarter ending June 30, 2006 decreased $1,157,000 to $4,542,000 from $5,699,000 for the quarter ending June 30, 2005. The decrease was due to a front-loaded marketing allowance of $2,570,000 we provided to a customer during the first quarter of the prior fiscal year in connection with a new five-year contract. This decrease was partially offset by increases in marketing allowances to other customers in the quarter ending June 30, 2006. Marketing allowances associated with customer contracts are expected to increase during the remainder of fiscal 2007. During the three months ended June 30, 2006, we reduced the reserve for anticipated returns by $463,000 resulting in an increase in sales for that three month period of the same amount. Customer pricing and other non-marketing discounts, which reduce net sales, decreased by approximately $738,000 during the three months ended June 30, 2006. These increases in net sales were partially offset a reduction of $422,000 in royalty income from the three months ending June 30, 2005 to the three months ending June 30, 2006. As a result of these factors, our net sales for the three months ended June 30, 2006 were $27,424,000, an increase of $7,103,000 or 34.9% over net sales for the three months ended June 30, 2005 of $20,321,000.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased for the three months ended June 30, 2006 to 73.9% from 87.6% for the three months ended June 30, 2005 causing an increase in the gross profit percentage to 26.1% in the quarter ending June 30, 2006 from 12.4% in the quarter ending June 30, 2005. Approximately 9.8% of the increase in gross profit was due to the front-loaded marketing allowance noted above which offset net sales in the first quarter of the prior fiscal year but did not impact the cost of goods associated with those sales. Cost of goods sold in the quarter ending June 30, 2005 was also adversely impacted by the higher level of non-marketing discounts, the higher per unit manufacturing costs incurred to meet demands of the new business we received, including increased overtime and temporary labor costs, and the manufacturing inefficiencies from opening our Mexican facility.
     General and Administrative. Our general and administrative expense for the three months ended June 30, 2006 was $3,072,000, which represents a decrease of $938,000 or 23.4%, from the general and administrative expense for the three months ended June 30, 2005 of $4,010,000. This decrease is principally due to the outside professional and consulting fees we incurred in the quarter ending June 30, 2005 associated with the SEC’s review of our SEC filings and the related restatement of our financial statements. Professional and consulting fees included in general and administrative expenses decreased approximately $729,000 from $1,235,000 during the three months ended June 30, 2005 to $506,000 for the three months ended June 30, 2006. General and administrative expenses related to our production facility in Mexico were approximately $158,000 higher during the three months ending June 30, 2005 as compared to the three months ended June 30, 2006 due to additional start-up costs related to the opening of the facility in June 2005. Partially offsetting these decreases in general and administrative expenses was the increase in share-based compensation of $115,000 posted during the quarter ending June 30, 2006 in compliance with the new Financial Accounting Standards Board (FASB) Statement No. 123 (revised December 2004), “Share-based Payment” (FAS 123R). See “Note D – Stock Options and Share-based Payments” in the accompanying unaudited condensed notes to the consolidated financial statements for the three months ending June 30, 2006 and 2005.
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
     Income Tax. For the three months ended June 30, 2006 and June 30, 2005, we recognized income tax expense of $782,000 and income tax benefit of $1,250,000, respectively. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.

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
Working Capital and Net Cash Flow
     At June 30, 2006, we had working capital of $46,153,000, a ratio of current assets to current liabilities of 1.9:1, and cash and cash equivalents of $97,000, which compares to working capital of $46,430,000, a ratio of current assets to current liabilities of 2.1:1, and cash and cash equivalents of $400,000 at March 31, 2006.
     Because of the factors discussed under the caption “Liquidity and Capital Resources”, our cash position has been strained. Net cash used in operating activities was $7,139,000 for the three months ended June 30, 2006, as compared to net cash used in operating activities of $3,978,000 for the three months ended June 30, 2005. The structure of our purchase of transition inventory associated with our POS arrangement had a significant impact on our cash flow. During the three months ended June 30, 2006, this arrangement reduced our cash flow from operations by $3,798,000. During the three months ended June 30, 2005, this arrangement decreased our cash flow from operations by $2,203,000. The total of our inventory and inventory unreturned increased by $6,192,000 during the three months ended June 30, 2006, primarily as a result of our inventory build up to meet the initial order from a new retail customer. This increase was partially offset by a net increase in accounts payable and accrued liabilities of $3,004,000. The net cash used in operating activities was also positively impacted by our net income during the current fiscal quarter of $1,169,000, compared to net loss of $1,964,000 during the June 2005 fiscal quarter.
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
Receivable Discount Program
     Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at a discount agreed upon at the time the receivables are sold. The discount has averaged 3.6% during the three months ended June 30, 2006 and has allowed us to accelerate collection of receivables aggregating $15,529,000 by an average of 191 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the three months ended June 30, 2006 was 6.7%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $504,000 during the three months ended June 30, 2006. These interest costs will increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.
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

Item 4. Controls and Procedures.
     In connection with the preparation and filing of this amended Quarterly Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted as of the end of the period covered by this amended report, pursuant to the Securities and Exchange Act of 1934, as amended.
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