Form 10-Q
period 2006-09-30
MOTORCAR PARTS  AMERICA INC
filed 2007-02-20
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 8,370,122 shares of Common Stock outstanding at February 2, 2007.

MOTORCAR PARTS OF AMERICA, INC.
EXPLANATORY NOTE
This Form 10-Q includes a restatement of our unaudited consolidated financial statements for the three and six month periods ended September 30, 2005 included in the Form 10-Q/A for the period ended September 30, 2005 that we filed on July 31, 2006. The restatement is being made to correct errors which occurred when (i) we incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to us from our customers, (ii) we incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) we did not appropriately accrue losses for all probable customer payment discrepancies.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$345,000	$400,000
Short term investments	726,000	660,000
Accounts receivable — net	19,141,000	13,902,000
Inventory — net	51,933,000	57,881,000
Prepaid income taxes	1,098,000	—
Deferred income tax asset	5,951,000	5,809,000
Inventory unreturned	10,927,000	8,171,000
Prepaid expenses and other current assets	2,221,000	918,000

Total current assets	92,342,000	87,741,000
Plant and equipment — net	13,512,000	12,164,000
Long-term core deposit	20,601,000	826,000
Other assets	425,000	405,000

TOTAL ASSETS	$126,880,000	$101,136,000

LIABILITIES
Current liabilities:
Accounts payable	$34,276,000	$21,882,000
Accrued liabilities	1,587,000	1,587,000
Accrued salaries and wages	1,440,000	2,267,000
Accrued workers’ compensation claims	4,226,000	3,346,000
Income tax payable	—	1,021,000
Line of credit	23,400,000	6,300,000
Deferred compensation	557,000	495,000
Deferred income	133,000	133,000
Other current liabilities	350,000	988,000
Credit due customer	—	1,793,000
Current portion of capital lease obligations	1,499,000	1,499,000

Total current liabilities	67,468,000	41,311,000
Deferred income, less current portion	321,000	388,000
Deferred income tax liability	149,000	562,000
Deferred gain on sale-leaseback	2,118,000	2,377,000
Other liabilities	46,000	46,000
Capitalized lease obligations, less current portion	4,418,000	4,857,000

TOTAL LIABILITIES	74,520,000	49,541,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,364,455 and 8,316,105 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	84,000	83,000
Additional paid-in capital	55,676,000	54,326,000
Accumulated other comprehensive (loss) income	92,000	85,000
Accumulated deficit	(3,492,000)	(2,899,000)

TOTAL SHAREHOLDERS’ EQUITY	52,360,000	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$126,880,000	$101,136,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net sales	$71,589,000	$50,096,000	$44,165,000	$29,775,000
Cost of goods sold	59,476,000	39,029,000	39,218,000	21,231,000

Gross profit	12,113,000	11,067,000	4,947,000	8,544,000

Operating expenses:
General and administrative	7,884,000	8,057,000	4,812,000	4,047,000
Sales and marketing	2,325,000	1,629,000	1,420,000	764,000
Research and development	757,000	589,000	341,000	275,000

Total operating expenses	10,966,000	10,275,000	6,573,000	5,086,000

Operating income (loss)	1,147,000	792,000	(1,626,000)	3,458,000
Interest expense — net of interest income	2,137,000	1,202,000	1,315,000	654,000

Income (loss) before income tax expense (benefit)	(990,000)	(410,000)	(2,941,000)	2,804,000
Income tax expense (benefit)	(397,000)	(124,000)	(1,179,000)	1,126,000

Net income (loss)	$(593,000)	$(286,000)	$(1,762,000)	$1,678,000

Basic net income (loss) per share	$(0.07)	$(0.03)	$(0.21)	$0.20

Diluted net income (loss) per share	$(0.07)	$(0.03)	$(0.21)	$0.19

Weighted average number of shares outstanding:
— basic	8,328,386	8,189,829	8,333,792	8,195,640

— diluted	8,328,386	8,189,829	8,333,792	8,729,235

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net loss	$(593,000)	$(286,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,167,000	988,000
Amortization of deferred gain on sale-leaseback	(259,000)	—
Provision for inventory reserves and stock adjustments	1,270,000	182,000
Provision for (recovery of) doubtful accounts	(7,000)	4,000
Deferred income taxes	(555,000)	144,000
Share-based compensation expense	975,000	—
Tax benefit from employee stock options exercised	(166,000)	101,000
Changes in current assets and liabilities:
Accounts receivable	(6,264,000)	(963,000)
Inventory	5,711,000	(9,915,000)
Prepaid income tax	(1,098,000)	—
Inventory unreturned	(2,756,000)	(1,788,000)
Prepaid expenses and other current assets	(1,303,000)	(304,000)
Other current assets	(20,000)	(34,000)
Accounts payable and accrued liabilities	12,446,000	8,392,000
Income tax payable	(855,000)	(353,000)
Deferred compensation	62,000	85,000
Deferred income	(67,000)	(67,000)
Credit due customer	(1,793,000)	(4,797,000)
Increase in long-term core deposits	(19,775,000)	(403,000)
Other current liabilities	(638,000)	131,000

Net cash used in operating activities	(14,518,000)	(8,883,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,208,000)	(2,532,000)
Change in short term investments	(66,000)	(95,000)

Net cash used in investing activities	(2,274,000)	(2,627,000)

Cash flows from financing activities:
Net borrowings under line of credit	17,100,000	6,831,000
Net payments on capital lease obligations	(744,000)	(279,000)
Exercise of stock options	208,000	123,000
Excess tax benefit from employee stock options exercised	166,000	(100,000)

Net cash provided by financing activities	16,730,000	6,575,000

Effect of exchange rate changes on cash	7,000	(19,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,000)	(4,954,000)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	400,000	6,211,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$345,000	$1,257,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,090,000	$1,216,000
Income taxes	$1,979,000	$—
Non-cash investing and financing activities:
Property acquired under capital lease	$307,000	$1,562,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2006 and 2005
(Unaudited)
     The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. Amounts related to disclosures of March 31, 2006 balances were derived from the Company’s audited consolidated financial statements as of March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended March 31, 2006, filed on February 12, 2007.
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
NOTE B — Restatement of Financial Statements for the Three and Six Months Ended September 30, 2005
     The unaudited consolidated statements of operations for the three and six months ended September 30, 2005 and the unaudited consolidated statements of cash flows for the six months ended September 30, 2005 have been restated to correct errors which occurred when (i) the Company incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to the Company from its customers, (ii) the Company incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) the Company did not appropriately accrue losses for all probable customer payment discrepancies. The estimated tax effect of the correction of these errors is also reflected in the restatement.
     The impact of these restatements has been reflected throughout the unaudited consolidated financial statements and accompanying notes, as follows:

Consolidated Statements of Operations

	Six Months Ended September 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$51,490,000
A/R discrepancy adjustment		$(552,000)
Core-charge revenue adjustment		(842,000)
Net sales, as restated			$50,096,000
Cost of goods sold, as previously reported	40,354,000
In-transit core adjustment		(841,000)
Core-charge revenue adjustment		(484,000)
Cost of goods sold, as restated			39,029,000

Gross profit	11,136,000	(69,000)	11,067,000
Operating expenses:
General and administrative	8,057,000		8,057,000
Sales and marketing	1,629,000		1,629,000
Research and development	589,000		589,000

Total operating expenses	10,275,000	—	10,275,000

Operating income	861,000	(69,000)	792,000
Interest expense — net	1,202,000		1,202,000

Loss before income tax benefit	(341,000)	(69,000)	(410,000)
Income tax expense (benefit), as previously reported	(102,000)
In-transit core adjustment		314,000
A/R discrepancy adjustment		(204,000)
Core-charge revenue adjustment		(132,000)
Income tax benefit, as restated			(124,000)

Net loss	$(239,000)	$(47,000)	$(286,000)

Basic net loss per share	$(0.03)	$—	$(0.03)

Diluted net loss per share	$(0.03)	$—	$(0.03)

Weighted average shares outstanding:
— basic	8,189,829		8,189,829

— diluted	8,189,829		8,189,829

	Three Months Ended September 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales, as previously reported	$30,139,000
A/R discrepancy adjustment		98,000
Core-charge revenue adjustment		(462,000)
Net sales, as restated			$29,775,000
Cost of goods sold, as previously reported	22,389,000
In-transit core adjustment		(897,000)
Core-charge revenue adjustment		(261,000)
Cost of goods sold, as restated			21,231,000

Gross profit	7,750,000	794,000	8,544,000
Operating expenses:
General and administrative	4,047,000		4,047,000
Sales and marketing	764,000		764,000
Research and development	275,000		275,000

Total operating expenses	5,086,000	—	5,086,000

Operating income	2,664,000	794,000	3,458,000
Interest expense — net	654,000		654,000

Income before income tax expense	2,010,000	794,000	2,804,000
Income tax expense, as previously reported	829,000
In-transit core adjustment		335,000
A/R discrepancy adjustment		36,000
Core-charge revenue adjustment		(74,000)
Income tax expense, as restated			1,126,000

Net income	$1,181,000	$497,000	$1,678,000

Basic net income per share	$0.14	$0.06	$0.20

Diluted net income per share	$0.14	$0.05	$0.19

Weighted average shares outstanding:
— basic	8,195,640		8,195,640

— diluted	8,729,235		8,729,235

Consolidated Statement of Cash Flows

	Six Months Ended September 30, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net loss, as previously reported	$(239,000)
In-transit core adjustment		$527,000
A/R discrepancy adjustment		(348,000)
Core-charge revenue adjustment		(226,000)
Net loss, as restated			$(286,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	988,000		988,000
Provision for inventory returns and stock adjustments	182,000		182,000
Provision for doubtful accounts	4,000		4,000
Deferred income taxes	144,000		144,000
Excess tax benefit from employee stock options exercised	101,000		101,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	(770,000)
In-transit core adjustment		(1,587,000)
A/R discrepancy adjustment		552,000
Core-charge revenue adjustment		842,000
Accounts receivable, as restated			(963,000)
Inventory, as previously reported	(10,661,000)
In-transit core adjustment		746,000
Inventory, as restated			(9,915,000)
Inventory unreturned, as previously reported	(1,304,000)
Core-charge revenue adjustment		(484,000)
Inventory unreturned, as restated			(1,788,000)
Prepaid expenses and other current assets	(304,000)		(304,000)
Other current assets	(34,000)		(34,000)
Accounts payable and accrued liabilities	8,392,000		8,392,000
Income tax payable, as previously reported	(331,000)
In-transit core adjustment		314,000
A/R discrepancy adjustment		(204,000)
Core-charge revenue adjustment		(132,000)
Income tax payable, as restated			(353,000)
Deferred compensation	85,000		85,000
Deferred income	(67,000)		(67,000)
Credit due to customer	(4,797,000)		(4,797,000)
Increase in long-term core deposits	(403,000)		(403,000)
Other liabilities	131,000		131,000

Net cash used in operating activities	$(8,883,000)	$—	$(8,883,000)

There were no changes to previously reported cash flows from investing and financing activities.
NOTE C — Summary of Significant Accounting Policies
1.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd. and Motorcar Parts de Mexico, S.A. de C.V. All significant inter-company accounts and transactions have been eliminated.

2.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and US dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts if translated into US dollars at September 30, 2006 and March 31, 2006 were $522,000 and $399,000, respectively.

3.	Inventory

Inventory is stated at the lower of cost or market. The standard cost of inventory is based upon the direct costs of material and labor and an allocation of indirect costs. The standard cost of inventory is continuously evaluated and adjusted to reflect current cost levels. Standard costs are determined for each of the three classifications of inventory as follows:
Finished goods cost includes the standard cost of cores and raw materials and allocations of labor and overhead. Work in process is in various stages of production, is on average 50% complete and is valued at 50% of the standard cost of a finished good. Work in process inventory historically comprises less than 3% of the total inventory balance. Core and other raw materials inventory are stated at the lower of cost or market. The Company determines the market value of cores based on purchases of cores and core broker price lists.
In determining these standards, the Company excludes those costs deemed to be caused by abnormal amounts of idle capacity and spoilage and expenses those costs as incurred. During the six months ended September 30, 2006 and September 30, 2005, there were no material costs that were considered abnormal as defined in Financial Accounting Standards Board (FASB) Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151).

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

As required the liability method is also used in determining the impact of the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) on the Company’s deferred tax assets and liabilities.

The primary components of the Company’s income tax provision (benefit) are (i) the current liability or refund due for federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the future operating results of the Company. Management periodically reviews such forecasts in comparison with actual results and there can be no assurance that such results will be achieved.

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

The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in the return to the Company of more than 90% of all used cores. Accordingly, the Company excludes the value of cores from revenue in accordance with Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). Core values charged to customers and not included in revenues totaled $35,907,000 and $32,783,000 for the six months ended September 30, 2006 and 2005, respectively, and $18,414,000 and $16,684,000 for the three months ended September 30, 2006 and 2005, respectively.

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

The amount of revenue recognized for core charges for the six months ended September 30, 2006 and 2005 was $2,595,000 and $2,315,000, respectively, and for the three months ended September 30, 2006 and 2005 was $1,764,000 and $1,602,000, respectively

During fiscal 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement with its largest customer. This arrangement was discontinued in August 2006. For POS inventory, revenue was recognized when the customer notified the Company that it had sold a specifically identified product to another person or entity. POS inventory represents inventory held on consignment at customer locations. This customer bore the risk of loss of any consigned product from any cause whatsoever from the time possession was taken until a third party customer purchased the product or its absence was noted in a cycle or physical inventory count.

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

The following presents a reconciliation of basic and diluted net income per share.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(593,000)	$(286,000)	$(1,762,000)	$1,678,000

Basic shares	8,328,386	8,189,829	8,333,792	8,195,640
Effect of dilutive stock options	—	—	—	533,595

Diluted shares	8,328,386	8,189,829	8,333,792	8,729,235

Basic net income (loss) per share	$(0.07)	$(0.03)	$(0.21)	$0.20
Diluted net income (loss) per share	$(0.07)	$(0.03)	$(0.21)	$0.19
The effect of dilutive options and warrants excludes 1,133,420 options with exercise prices ranging from $1.10 to $19.13 per share for the three and six months ended September 30, 2006, 15,875 options with exercise prices ranging from $11.81 to $19.13 per share for the three months ended September 30, 2005 and 1,035,318 options with exercise prices ranging from $1.10 to $19.13 per share for the six months ended September 30, 2005 — all of which were anti-dilutive.

The calculation of dilutive earnings per share for the three and six months ended September 30, 2006 has been adjusted to incorporate the amendments to Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share” (FAS 128) required under FAS 123R.

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

NOTE D — Stock Options and Share-Based Payments
     Effective April 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) using the modified prospective application method of transition for all its stock-based compensation plans. Accordingly, while the reported results for the six months ended September 30, 2006 reflect the adoption of FAS 123R, prior year amounts have not been restated. FAS123R requires the compensation cost associated with stock-based compensation plans be recognized and reflected in a company’s reported results.
     The following table presents the impact the adoption of FAS 123R had on the Company’s unaudited consolidated statement of operations for the three and six months ended September 30, 2006.

Impact of Adoption for the periods ended September 30, 2006	Six Months	Three Months
Operating income	$(975,000)	$(860,000)
Interest expense — net of interest income	—	—

Income before income tax expense	(975,000)	(860,000)
Income tax benefit	388,000	342,000

Net loss	$(587,000)	$(518,000)

Basic net loss per share	$(0.07)	$(0.06)

Diluted net loss per share	$(0.07)	$(0.06)

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
     Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if, any, of the market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. The following table presents pro forma net income for the three and six months ended September 30, 2005 as if compensation costs associated with the Company’s option arrangements had been determined in accordance with SFAS 123.

	Six Months	Three Months
	Ended September	Ended September
	30, 2005	30, 2005
Net income (loss), as reported:	$(286,000)	$1,678,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects:	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects:	—	—

Pro forma net income (loss):	$(286,000)	$1,678,000

Basic net income (loss) per share — as reported	$(0.03)	$0.20
Basic net income (loss) per share — pro forma	$(0.03)	$0.20
Diluted net income (loss) per share — as reported	$(0.03)	$0.19
Diluted net income (loss) per share — pro forma	$(0.03)	$0.19
     In November 2005, the FASB issued Staff Position (FSP) FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123 (R)-3”). FSP 123 (R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FAS 123R to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods. In the interim, the excess tax benefits for the six months ended September 30, 2006 of $166,000 (determined based on the requirements of paragraph 81 of FAS 123R) are presented as a cash outflow from operations and a cash inflow from financing activities.
     The fair value of stock options used to compute share-based compensation reflected in reported results under FAS 123R and the pro forma net income and pro forma net income per share disclosures under APB No. 25 is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 402,500 shares of common stock were granted during the six months ended September 30, 2006 and no stock options were granted during the six months ended September 30, 2005.
     The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of stock options granted during the three and six months ending September 30, 2006, and thus were used to calculate the share-based compensation recorded.

Risk free interest rate	4.64%
Expected holding period (years)	5.91
Expected volatility	40.54%
Expected dividend yield	0%
Weighted average fair value of options vested	$5.56
     In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, options to purchase 1,155,000 shares of common stock were authorized for grant under the 1994 Plan. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. As of September 30, 2006, options to purchase 526,500 shares of common stock were outstanding under the 1994 Plan and no additional shares of common stock were available for option grant.
     At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards, and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of September 30, 2006, options to purchase 1,127,450 shares of common stock were outstanding under the Incentive Plan and options to purchase an additional 72,550 shares of common stock were available for grant.
     In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of September 30, 2006, options to purchase 59,000 shares of common stock were outstanding and options to purchase an additional 116,000 shares of common stock were available for grant under the 2004 Plan.
     A summary of stock option transactions for the six months ending September 30, 2006 follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 31, 2006	1,350,800	$7.05
Granted	402,500	$12.00
Exercised	(48,350)	$4.31
Cancelled	(9,000)	$12.44

Outstanding at September 30, 2006	1,695,950	$8.27

     A summary of changes in the status of nonvested stock options during the six months ended September 30, 2006 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Nonvested at March 31, 2006	291,202	$3.16
Granted	402,500	$5.57
Vested	(125,838)	$5.56
Forfeited	(5,334)	$3.18

Nonvested at September 30, 2006	562,530	$4.34

     As of September 30, 2006, the Company had approximately $1,968,000 of unrecognized compensation cost related to nonvested stock options. This cost is expected to be recognized over the remaining weighted average vesting period of 1.8 years.
NOTE E — Accounts Receivable
     Included in Accounts receivable — net are significant offset accounts related to potential bad debts, customer allowances earned, customer payment discrepancies, in-transit and estimated future unit returns, and estimated future credits to be provided for cores returned by the customers. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the open trade accounts receivable.
     Accounts receivable — net is comprised of the following:

	September 30,	March 31,
	2006	2006
Accounts receivable — trade	$43,502,000	$29,134,000

Allowance for bad debts	(19,000)	(26,000)
Customer allowances earned	(5,679,000)	(1,685,000)
Customer payment discrepancies	(251,000)	(1,980,000)
Customer finished good returns accruals	(7,145,000)	(3,522,000)
Customer core returns accruals	(11,267,000)	(8,019,000)

Less: total accounts receivable offset accounts	(24,361,000)	(15,232,000)

Total accounts receivable — net	$19,141,000	$13,902,000

NOTE F — Inventory
     Inventory is comprised of the following:

	September 30,	March 31,
	2006	2006
Raw materials and cores	$25,274,000	$19,237,000
Work-in-process	587,000	495,000
Finished goods — pay-on-scan consignment inventory	—	15,944,000
Finished goods	28,298,000	24,194,000

	54,159,000	59,870,000
Less allowance for excess and obsolete inventory	(2,226,000)	(1,989,000)

Total	$51,933,000	$57,881,000

NOTE G — Inventory Unreturned
     Inventory unreturned represents the value of cores and finished goods shipped to customers and expected to be returned, stated at the lower of cost or market. Upon product shipment, the Company reduces the inventory account for the amount of product shipped and establishes the inventory unreturned asset account for that portion of the shipment that is expected to be returned by the customer. These accounts relate to the accounts receivable offset accruals established for customer finished good and core returns. The cores and finished goods are expected to be returned within a year and are thus classified as short-term assets. Inventory unreturned is comprised of the following:

	September 30,	March 31,
	2006	2006
Cores	$9,353,000	$7,223,000
Finished goods	1,574,000	948,000

Total	$10,927,000	$8,171,000

NOTE H — Long-term Core Deposit
     The Company has agreed with certain customers to purchase or retain the value of the core portion of the remanufactured alternators or starters sold to those customers. At the inception of any such agreement, the Company establishes a long-term core deposit valued at the standard core cost at the date of the agreement. In cases which the Company purchases the cores, the average purchase price of the cores exceeds the average standard cost of the cores. The variance between the aggregate purchase price and the aggregate core cost is deemed a sales incentive under EITF 01-9 and recorded as a reduction in sales. These agreements require the customer to either return a core to the Company or pay the Company for unreturned cores in cash at the termination of the customer relationship. The cash payment made at the end of the relationship is based on the contractual value for each unreturned core. This contractual value exceeds the standard core cost used to establish the long-term core deposit at the inception of the agreement with the customer.
     The value of the long-term core deposit account is determined using the same asset valuation methodologies the Company uses to value its unreturned core inventory. The Company reviews the long-term core deposit on a quarterly basis for any permanent reduction in the value of the underlying assets. If the Company identifies any permanent reduction in the value of the underlying assets the Company will record a reduction in the long-term core deposit asset account and a related loss in the income statement for that period.
NOTE I — Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer
     In May 2004, the Company and its largest customer entered into a four-year agreement. Under this Agreement, the Company became the primary supplier of import alternators and starters for eight of this customer’s distribution centers and agreed to sell this customer certain products on a “pay-on-scan” (“POS”) basis. Under the POS arrangement, the Company was entitled to receive payment upon the sale of products to end users by the customer. As part of the 2004 agreement, the parties agreed to use reasonable commercial efforts to convert the overall purchasing relationship to a POS arrangement by April 2006, and, if the POS conversion was not fully accomplished by that time, the Company agreed to convert $24 million of this customer’s inventory to a POS arrangement by purchasing this inventory through the issuance of credits of $1 million per month over a 24-month period ending April 2008.
     The POS conversion was not completed by April 2006, and the parties agreed to terminate the POS arrangement as of August 24, 2006. As part of the August 2006 agreement, the customer purchased those products previously shipped on a POS basis, net of core value, for approximately $25,795,000. This transaction, after the application of the Company’s revenue recognition policies, increased sales by $19,795,000 for the three and six months ended September 30, 2006. In addition, this agreement also extended the term of the Company’s primary supplier rights from May 2008 to August 2008.
     Under this agreement, on August 31, 2006, the Company purchased approximately $19,980,000 of the customer’s core inventory by issuing credits to the customer in that amount. When the relationship between the Company and the customer ends, this agreement calls for the customer to pay the Company for any unreturned cores in cash. This cash payment is based on the contractual value for each unreturned core. In establishing the related long-term core deposit account, the Company valued these cores at $11,918,000 using the same asset valuation methodologies it uses to determine its long-term core deposits.
     The termination of the POS arrangement, after application of the Company’s revenue recognition policies and the charge against sales attributable to the $8,062,000 sales incentive associated with the write-down of the long-term core deposit account, increased net sales by $11,733,000 for the three and six months ended September 30, 2006.
NOTE J — Long-Term Customer Contracts; Marketing Allowances
     The Company has long-term agreements with substantially all of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance, quality and fulfillment requirements, and its contract with one of the largest automobile manufacturers in the world includes a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates ranging from August 2008 through December 2012.
     The Company typically grants its customers marketing allowances in connection with these customers’ purchase of goods. The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-9, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions and typically consist of the following three types: (i) allowances which may only be applied against future purchases and are recorded as a reduction to revenues in accordance with a schedule set forth in the long-term contract, (ii) allowances related to a single exchange of product that are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered and (iii) allowances that are made in connection with the purchase of core inventory from a customer.
     The following table presents the breakout of marketing allowances recorded as a reduction to revenues in the three and six months ended September 30:

	2006		2005
	Six Months	Three Months	Six Months	Three Months
Marketing allowances incurred under long-term customer contracts:	$4,240,000	$3,486,000	$3,610,000	$520,000
Marketing allowances related to a single exchange of product:	6,435,000	3,101,000	5,180,000	2,909000
Marketing allowances related to core inventory purchase obligations:	1,035,000	582,000	676,000	338,000

Total marketing allowances recorded as a reduction of revenues:	$11,710,000	$7,169,000	$9,466,000	$3,767,000

     The following table presents the commitments to grant marketing allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2007 — remaining six months	$7,116,000
2008	9,424,000
2009	2,780,000
2010	1,784,000
2011	1,651,000
Thereafter	2,032,000

Total	$24,787,000

     The Company has also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. In addition to the repurchase of cores made in connection with the termination of the POS arrangement noted above, the Company agreed to acquire other core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term core deposit account for the Company’s standard cost of the core inventory in the customer’s hands and subject to repurchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the six months ended September 30, 2006 and 2005 were $676,000 and $676,000, respectively. As of September 30, 2006, the portion of the long-term core deposit account associated with this customer contract was approximately $1,305,000. The Company reviews the long-term core deposit on a quarterly basis for any permanent reduction in the value of the underlying assets. If the Company identifies any permanent reduction in the value of the underlying assets the Company will record a reduction in the long-term core deposit asset account and a related loss in the income statement for that period.
     The following table presents the core inventory purchase and credit issuance obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2007 — remaining six months	$1,512,000
2008	2,924,000
2009	2,701,000
2010	2,446,000
2011	281,000
Thereafter	109,000

Total	$9,973,000

NOTE K — Major Customers
     The Company’s three largest customers accounted for the following total percentage of sales and accounts receivable:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
Sales	2006	2005	2006	2005
Customer A	69%	71%	71%	73%
Customer B	11%	12%	8%	13%
Customer C*	8%	10%	9%	8%

	September 30,	March 31,
Accounts Receivable	2006	2006
Customer A	48%	64%
Customer B	7%	15%
Customer C*	15%	5%

*	Between March 31, 2006 and September 30, 2006, the identity of the Company’s third and fourth largest customers changed.
NOTE L — Line of Credit; Factoring Agreements
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
     In August 2006, the bank credit agreement was further amended to increase the credit availability from $25,000,000 to $35,000,000.
     The bank holds a security interest in substantially all of the Company’s assets. As of September 30, 2006 and March 31, 2006, the Company had reserved $4,364,000 of this revolving line of credit for standby letters of credit for worker’s compensation insurance and had borrowed $23,400,000 and $6,300,000, respectively, under this line of credit.
     The credit agreement as amended includes various financial conditions, including minimum levels of tangible net worth, cash flow, current ratio, fixed charge coverage ratio, maximum leverage ratios and a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer the Company’s CEO.
     In connection with the April 2006 amendment to the credit agreement, the Company has agreed to pay a quarterly fee, commencing on June 30, 2006 of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in order to complete the amendment. The fee is payable in three installments of $41,666, one on the date of the amendment to the credit agreement, one on or before February 1, 2007 and one on or before February 1, 2008.
     As a result of the August 2006 amendment, the bank increased the minimum fixed charge coverage ratio and the maximum leverage ratio and increased the amount of allowable capital expenditures. In addition, the unused facility fee is now applied against any difference between the $35,000,000 commitment and the average daily outstanding amount of credit the Company actually uses during each quarter. The bank charged an amendment fee of $30,000 which was paid on the effective date of the amendment to the credit agreement.
     In November 2006, the bank credit agreement was further amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account for purposes of determining the Company’s compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
     At September 30, 2006, the Company was in default under the credit agreement for failing (i) to provide the bank with the Company’s public reports on Form 10-Q for the fiscal quarter ended September 30, 2006, (ii) to maintain a fixed charge ratio of not less than 2.00 to 1.00 as of the last day of the fiscal quarter ended September 30, 2006, (iii) to maintain a leverage ratio of not greater than 2.50 to 1.00 as of the last day of the fiscal quarter ended September 30, 2006, and (iv) to provide the bank with certain notices, quarterly financial statements and required compliance certificates for the fiscal quarter ended September 30, 2006. On February 12, 2007, the bank provided the Company with a waiver of these covenant defaults.
     Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount agreed upon at the time the receivables are sold. One of the agreements was amended on April 5, 2006 to provide for a different discounting agent, which resulted in a reduction in the discount rate. These discount arrangements have allowed the Company to accelerate collection of the customers’ receivables aggregating $36,938,000 and $35,627,000 for the six months ended September 30, 2006 and 2005, respectively, by an average of 189 days and 193 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the six months ended September 30, 2006 and 2005 was 6.7% and 5.5%, respectively. The amount of the discount on these receivables, $1,216,000 and $1,022,000 for the six months ended September 30, 2006 and 2005, respectively, was recorded as interest expense.
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

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(593,000)	$(286,000)	$(1,762,000)	$1,678,000
Foreign currency translation	7,000	(19,000)	247,000	(18,000)

Comprehensive income (loss)	$(586,000)	$(305,000)	$(1,515,000)	$1,660,000

The foreign currency translation amounts relate to the difference between the Company’s recorded investment in its foreign subsidiaries and the current dollar equivalent based upon prevailing exchange rates.
NOTE N — Financial Risk Management and Derivatives
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
     The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the six months ended September 30, 2006, the Company recognized additional general and administrative expenses of $115,000 associated with these foreign exchange contracts.
NOTE O — Subsequent Events
     On October 18, 2006, the Company entered into an amendment to increase the amount of leased space in Tijuana, Mexico from approximately 186,000 square feet to approximately 311,000 square feet. As part of this amendment, the base rent increased from $70,700 per month to $118,200 per month. The new space is expected to be fully occupied in April 2007 and will be used for logistics activities. The amendment has the same term as the current lease.
     Reflecting the demand of new business that it has been awarded, the Company renewed the lease on its 233,000 square foot headquarters, manufacturing and distribution facility in Torrance. Under the renewal, the Company has the option, at any time prior to March 31, 2009, to cancel a portion of the lease and reduce the leased space to approximately 153,000 square feet with a corresponding reduction in the monthly lease payment. The new lease for the Torrance facility expires on March 31, 2012.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2006 consolidated financial statements included in our Annual Report on Form 10-K/A filed on February 7, 2007.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
     This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing strain on our cash position, including the significant strain on working capital associated with large core inventory purchases from customers of the type we have increasingly made, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the SEC review of our previously filed public reports, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, difficulty in obtaining component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Management Overview
     During the fiscal quarter ended September 30, 2006, management spent a considerable amount of time negotiating the end of our POS arrangement with our largest customer. While we believe termination of this arrangement was and is in our long-term interest, the accounting for this transaction had a material and, on balance, adverse impact on our reported results. As part of the termination of this POS arrangement, we recognized the sale of all goods that had previously been shipped on a POS basis, valued at $25,795,000. After application of our revenue recognition policies, this increased sales by $19,795,000 for the three and six months ended September 30, 2006. We also agreed to purchase approximately $19,980,000 of the customer’s core inventory by issuing credits in that amount in August 2006. We valued this asset using the same asset valuation methodologies we use to value our unreturned core inventory. The resulting $8,062,000 write-down of this long-term core deposit asset reduced our net sales, gross profit and operating income during the three and six month periods ended September 30, 2006 by the same amount. The sale of the former POS inventory and the purchase of the customer’s core inventory resulted in a net cash inflow of approximately $5,800,000 during the three months ended December 31, 2006.
     Most recently, management has directed a significant level of attention to the restatement of our prior period financial statements to correct the errors discussed in the first paragraph of Note B to our September 30, 2006 consolidated financial statements included in this Form 10-Q. We incurred significant additional general and administrative expenses as a result. In addition, based upon the closing price of our common stock on September 29, 2006, we are now required to be certified by our independent auditor as compliant with Section 404 of the Sarbanes–Oxley Act of 2002 by the June 14, 2007 filing date for our fiscal 2007 Form 10-K. Our SOX compliance work will continue to require a significant commitment of management time and we expect to incur an estimated $2,000,000 of SOX-related consultant fees and additional audit fees to achieve this certification by June 14, 2007.
     While sales in the retail and traditional warehouse and professional installer markets in our remanufactured product category in North America have been stable, our sales have continued to grow. During the six months ended September 30, 2006, our sales increased by more than 19%, before giving effect to the one-time sales pickup associated with the termination of our POS arrangement and the asset write-down described above.

     Our levels of product shipments reached historical highs during the quarter ended September 30, 2006. In the same quarter, we began shipping to a new large customer and significantly expanded our business with an existing customer. In addition, we continue to expand sales of our Quality Built® brand.
     We began to relocate our logistics functions to Mexico by leasing an additional building adjacent to the existing facility. While our efforts to move production offshore are on plan, we have not reduced the level of production in Torrance to the extent anticipated due to the significant increase in unit demand. As a result, we recently extended the lease term for our Torrance facility.
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
     We make it a priority to focus our efforts on those customers we believe will be successful in the industry and will provide a strong distribution base for our future. Our sales are concentrated among a very few customers, and these key customers regularly seek more favorable pricing, core inventory purchases, marketing allowances, delivery and payment terms as a condition to the continuation of existing business or expansion of a particular customer’s business.
     To partially offset some of these customer demands, we have sought to position ourselves as a preferred supplier by working closely with our key customers to satisfy their particular needs and, in most cases, entering into longer-term preferred supplier agreements. While these longer-term agreements strengthen our customer relationships and improve our overall business base, they require a substantial amount of working capital to meet ramped up production demands, purchase core inventory and provide marketing and other allowances that reduce the near-term gross profit and the associated cash flow from these new or expanded arrangements.
     To grow our revenue base, we have increased both our retail and traditional distribution networks and our sales to the traditional warehouse and professional installer markets. We continue to expand our product offerings, including offering new units when needed to provide comprehensive coverage for our customers and to respond to changes in the marketplace, including those related to the increasing complexity of automotive electronics.
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below, in Note C to our unaudited consolidated financial statements included in this Form 10-Q and in Note C to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended March 31, 2006 filed on February 12, 2007.
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
     Our remanufacturing operations require that we acquire cores, a necessary raw material, from our customers and offer our customers marketing and other allowances that impact revenue recognition. These elements of our business give rise to accounting issues that are more complex than many businesses our size or larger. In addition, the relevant accounting standards and issues continue to evolve. As a result certain of our previously issued financial statements have been restated to correct for errors in our application of generally accepted accounting principles.

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
Stock Adjustments; General Right of Return
     Under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory quantity of certain product lines exceeds the anticipated quantity of sales to end-user customers. Stock adjustment returns are not recorded until they are authorized by us and they do not occur at any specific time during the year. We provide for an allowance to address the anticipated future impact of stock adjustment returns based on customer’s inventory levels, movement and timing of stock adjustments. Our estimate of the impact on revenues and cost of goods sold of future inventory overstocks is based on the following factors:
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
     Stock adjustment returns related to overstocks are accrued in advance of the related restocking sales revenue which is recognized as noted in our Revenue Recognition policy above.
     In addition to stock adjustment returns, we allow our customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. Depending on the specific customer and product mix, we seek to limit the aggregate of customer returns, including slow moving and other inventory, to less than 20% of unit sales. We provide for such anticipated returns of inventory in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and cost of sales for the unit value based on a historical return analysis and information obtained from customers about current stock levels.

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
Long-term Core Deposit
     We have agreed with certain customers to purchase or retain the value of the core portion of the remanufactured alternators or starters sold to those customers. At the inception of any such agreement, we establish a long-term core deposit valued at the standard core cost at the date of the agreement. In cases which we purchase the cores, the average purchase price of the cores exceeds the average standard cost of the cores. The variance between the aggregate purchase price and the aggregate core cost is deemed a sales incentive under EITF 01-9 and recorded as a reduction in sales. These agreements require the customer to either return a core to us or pay us for unreturned cores in cash at the termination of the customer relationship. The cash payment made at the end of the relationship is based on the contractual value for each unreturned core. This contractual value exceeds the standard core cost used to establish the long-term core deposit at the inception of the agreement with the customer.
     The value of the long-term core deposit account is determined using the same asset valuation methodologies we use to value our unreturned core inventory. We review the long-term core deposit on a quarterly basis for any permanent reduction in the value of the underlying assets. If we identify any permanent reduction in the value of the underlying assets we will record a reduction in the long-term core deposit asset account and a related loss in the income statement for that period.
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
Accounting for Deferred Taxes

     The valuation of deferred tax assets and liabilities is based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” As of September 30, 2006 and 2005 management determined that there was no valuation allowance necessary for deferred tax assets.
Financial Risk Management and Derivatives
     We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. Our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate the risk of currency fluctuation between the U.S. dollar and the Mexican peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For the six months ended September 30, 2006, these foreign exchange contracts increased our general and administrative expenses by approximately $115,000.
Share-based Payments
     Effective April 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) using the modified prospective application method of transition for all our stock-based compensation plans. Accordingly, while the reported results for the six months ended September 30, 2006 reflect the adoption of FAS 123R, prior year amounts have not been restated. FAS 123R requires the compensation costs associated with stock-based compensation plans be recognized and reflected in our reported results.
     The following table presents the impact the adoption of FAS 123R had on our unaudited consolidated statement of operations for the three and six months ended September 30, 2006.

Impact of Adoption for the periods ended September 30, 2006	Six Months	Three Months
Operating loss	$(975,000)	$(860,000)
Interest expense — net of interest income	—	—

Loss before income tax benefit	(975,000)	(860,000)
Income tax benefit	388,000	342,000

Net loss	$(587,000)	$(518,000)

Basic net loss per share	$(0.07)	$(0.06)

Diluted net loss per share	$(0.07)	$(0.06)

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
     As of September 30, 2006, we had approximately $1,968,000 of unrecognized compensation cost related to the nonvested stock options. This cost is expected to be recognized over the remaining weighted average vesting period of 1.8 years.
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
Results of Operations for the six months ended September 30, 2006 and 2005
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
     We evaluate our performance based on a long-term view that considers (i) irregularly occurring items, (ii) one-time transaction impacts and (iii) the varying recognition requirements for related revenues and expenses. For example, recognition of stock adjustment return accruals related to overstocks often precede the related sale of replacement products used to update the costumers’ product mix. Certain marketing allowances and other sales incentives, including those arising out the valuation of core inventory in connection with the establishment of the long-term core deposit account are generally charged against revenues at the inception of an agreement with a customer and in advance of the recognition of revenues from sales to that customer. We have, when applicable, addressed these types of items in the following discussion and analysis.
     The following table summarizes certain key operating data for the periods indicated:

	Six Months Ended September 30,
	2006	2005 (restated)
Gross profit	16.9%	22.1%
Cash flow from operations	$(14,518,000)	$(8,883,000)
Finished goods turnover (annualized) (1)	3.48	2.25
Finished goods turnover, excluding POS inventory (annualized) (2)	4.54	4.45
Annualized return on equity(3)	(2.1)%	(1.2)%

(1)	Annualized finished goods turnover for the six months ended September 30, 2006 and September 30, 2005 is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average of our beginning inventory and ending inventory for each six month period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(3)	Annualized return on equity is calculated by multiplying net income (loss) for the six months ended September 30, 2006 and September 30, 2005 by 2 and dividing the result by beginning shareholders’ equity. While we believe this provides a useful measure of our ability to invest shareholders’ funds profitably, the calculation for the period ended September 30, 2006 reflects the impact of the termination of the POS arrangement, the $8,062,000 write-down of our long-term core deposit and the corresponding reduction in net sales.
     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Six Months Ended September 30,
	2006	2005 (restated)
Net sales	100.0%	100.0%
Cost of goods sold	83.1%	77.9%

Gross profit	16.9%	22.1%
General and administrative expenses	11.0%	16.1%
Sales and marketing expenses	3.3%	3.3%
Research and development expenses	1.0%	1.1%

Operating income	1.6%	1.6%

	Six Months Ended September 30,
	2006	2005
Interest expense — net of interest income	3.0%	2.4%
Income tax benefit	(0.6)%	(0.2)%

Net loss	(0.8)%	(0.6)%

     Net Sales. Our net sales for the six months ended September 30, 2006 were $71,589,000, an increase of $21,493,000 or 42.9% compared to net sales of $50,096,000 for the six months ended September 30, 2005. Gross sales increased by $35,631,000 due primarily to the sale of products previously shipped on a POS basis totaling $19,795,000 and higher sales to our new and existing customers. This increase was offset by the $8,062,000 sales incentive associated with the write-down we made to our long-term core deposit account that reduced net sales by a comparable amount. Our gross sales increase was further offset by a $2,244,000 increase in marketing allowances from $9,466,000 for the six months ended September 30, 2005 to $11,710,000 for the six months ended September 30, 2006. This increase was primarily due to increased sales volume to new customers during the period. Customer returns and adjustments to the accrual for estimated returns (which also reduce gross sales) increased by $4,440,000 from $12,883,000 for the six months ended September 30, 2005 to $17,323,000 for the six months ended September 30, 2006, primarily as a result of increased sales. As a percentage of gross sales, however, customer returns and adjustments to the accrual for estimated returns decreased to 16.4% of gross sales for the six months ended September 30, 2006 from 18.4% of gross sales for the six months ended September 30, 2005. Core sales recognized in the six months ended September 30, 2006 increased by $280,000 to $2,595,000 from $2,315,000 in the six months ended September 30, 2005.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased from 77.9% for the six months ended September 30, 2005 to 83.1% for the six months ended September 30, 2006 resulting in a corresponding decrease in our gross profit percentage to 16.9% in the six months ended September 30, 2006 from 22.1% in the six months ended September 30, 2005. Since the $8,062,000 sales incentive associated with the write down of the long-term core deposit noted above reduced our net sales but did not impact the cost of goods sold, this write-down reduced our gross profit percentage for the six months ended September 30, 2006 by 8.4%. The charge reduced net sales for the six months ended September 30, 2006, but did not impact the cost of goods sold. This reduction in our gross profit percentage was partially offset by lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when compared to the six months ended September 30, 2005.
     General and Administrative. Our general and administrative expenses decreased $173,000 to $7,884,000 or 11.0% of net sales for the six months ended September 30, 2006 from $8,057,000 or 16.1% of net sales for the six months ended September 30, 2005. Our overall professional and consulting fees declined from approximately $2,747,000 for the six months ended September 30, 2005 to approximately $1,997,000 for the six months ended September 30, 2006 primarily as a result of the additional expenses related to our written responses to the SEC’s review of our SEC filings that began in 2004 and the restatement of our financial statements. This decrease was offset by an increase of $975,000 in non-cash expense associated with our initial recognition under FAS 123R of compensation related to the granting of stock options and a $115,000 increase in realized expenses associated with our foreign exchange contracts.
     Sales and Marketing. Our sales and marketing expenses increased to $2,325,000 for the six months ended September 30, 2006 from $1,629,000 for the six months ended September 30, 2005. As a percentage of net sales, however, these expenses were essentially unchanged. Commission expenses increased by approximately $110,000 to $181,000 for the six months ended September 30, 2006.
     Research and Development. Research and development fees increased by $168,000 from $589,000 for the six months ended September 30, 2005 to $757,000 for the six months ended September 30, 2006. The increase, primarily in wage-related expenses, was due to the increased cost of supporting the new business we obtained.
     Interest Expense. For the six months ended September 30, 2006, interest expense, net of interest income, was $2,137,000. This represents an increase of $935,000 over net interest expense of $1,202,000 for the six months ended September 30, 2005. This increase was principally attributable to an increase in the average outstanding balance on our line of credit and the increase in short-term interest rates on the line of credit and on our factoring agreements. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables factoring arrangements and interest on our capital leases.

     Income Tax. For the six months ended September 30, 2006 and 2005, we recognized income tax benefits of $397,000 and $124,000, respectively. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
Results of Operations for the three months ended September 30, 2006 and 2005
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
     We evaluate our performance based on a long-term view that considers (i) irregularly occurring items, (ii) one-time transaction impacts and (iii) the varying recognition requirements for related revenues and expenses. For example, recognition of stock adjustment return accruals related to overstocks often precede the related sale of replacement products used to update the costumers’ product mix. Certain marketing allowances and other sales incentives, including those arising out the valuation of core inventory in connection with the establishment of the long-term core deposit account are generally charged against revenues at the inception of an agreement with a customer and in advance of the recognition of revenues from sales to that customer. We have, when applicable, addressed these types of items in the following discussion and analysis.
     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended September 30,
	2006	2005(restated)
Gross profit	11.2%	28.7%
Cash flow from operations	$(7,379,000)	$(4,905,000)
Finished goods turnover (annualized) (1)	4.37	2.20
Finished goods turnover, excluding POS inventory (annualized) (2)	5.66	4.05
Annualized return on equity(3)	(13.1)%	14.4%

(1)	Annualized finished goods turnover for the three months ended September 30, 2006 and September 30, 2005 is calculated by multiplying cost of sales for such three month period by 4 and dividing the result by the average of our beginning inventory and ending inventory for each such fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(3)	Annualized return on equity is computed as net income (loss) for the three months ended September 30, 2006 and September 30, 2005 multiplied by 4 and dividing the result by beginning shareholders’ equity. While we believe this provides a useful measure of our ability to invest shareholders’ funds profitably, the calculation for the period ended September 30, 2006 reflects the impact of the termination of the POS arrangement, the $8,062,000 sales incentive associated with the write-down of our long-tem core deposit and the corresponding reduction in net sales.
     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	September 30,
	2006	2005 (restated)
Net sales	100.0%	100.0%
Cost of goods sold	88.8%	71.3%

Gross profit	11.2%	28.7%
General and administrative expenses	10.8%	13.6%
Sales and marketing expenses	3.2%	2.6%
Research and development expenses	0.8%	0.9%

Operating income (loss)	(3.6)%	11.6%

	Three Months Ended
	September 30,
	2006	2005
Interest expense — net of interest income	3.0%	2.2%
Income tax expense (benefit)	(2.6)%	3.8%

Net income (loss)	(4.0)%	5.6%

     Net Sales. Our net sales for the three months ended September 30, 2006 were $44,165,000, an increase of $14,390,000 or 48.3% compared to net sales of $29,775,000 for the three months ended September 30, 2005. Gross sales increased by $30,348,000 due primarily to the sale of products previously shipped on a POS basis totaling $19,795,000 and higher sales to our new and existing customers. These increases were offset by the $8,062,000 sales incentive associated with the write-down we made to our long-term core deposit account that reduced net sales by a comparable amount. These increases were further offset by an increase of $3,402,000 in marketing allowances from $3,767,000 for the three months ended September 30, 2005 to $7,169,000 for the three months ended September 30, 2006. The increase in marketing allowances was primarily due to the front-loaded marketing allowances of $2,600,000 to our new and existing customers. Customer returns and adjustments to the accrual for estimated returns (which reduce gross sales) increased by $4,669,000 from $6,972,000 for the three months ended September 30, 2005 to $11,641,000 for the three months ended September 30, 2006. As a percentage of gross sales, however customer returns and net adjustments to the accrual for estimated returns decreased to 16.9% for the three months ended September 30, 2006 from 18.0% for the three months ended September 30, 2005. Core sales recognized in the three months ended September 30, 2006 increased by $162,000 to $1,764,000 from $1,602,000 in the three months ended September 30, 2005.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased to 88.8% for the three months ended September 30, 2006 from 71.3% for the three months ended September 30, 2005 resulting in a corresponding decrease in the gross profit percentage to 11.2% in the three months ended September 30, 2006 from 28.7% in the three months ended September 30, 2005. The $8,062,000 sales incentive associated with the long-term core deposit write-down noted above reduced our gross profit percentage for the three months ended September 30, 2006 by 13.7%, and an additional 3.7% decline in the gross profit percentage during this period was due to the marketing allowance granted to a new customer noted above. Each of these charges reduced net sales for the three months ended September 30, 2006, but did not impact the cost of goods sold. These reductions in our gross profit percentage were partially offset by lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when compared to the three months ended September 30, 2005.
     General and Administrative. Our general and administrative expenses increased $765,000 to $4,812,000 or 10.8% of net sales for the three months ended September 30, 2006 from $4,047,000 or 13.6% of net sales for the three months ended September 30, 2005. The increase was primarily due to the recognition of $860,000 in non-cash compensation expense related to the granting of stock options. No comparable expense was recognized during the three months ended September 30, 2005.
     Sales and Marketing. Our sales and marketing expenses increased to $1,420,000 or 3.2% of net sales for the three months ended September 30, 2006 from $764,000 or 2.6% of net sales for the three months ended September 30, 2005. Commission expenses increased by approximately $56,000 to $91,000 for the three months ended September 30, 2006.
     Research and Development. Research and development fees increased by $66,000 from $275,000 for the three months ended September 30, 2005 to $341,000 for the three months ended September 30, 2006. The increase, primarily in wage-related expenses, was due to the increased cost of supporting the new business we obtained.
     Interest Expense. For the three months ended September 30, 2006, interest expense, net of interest income, was $1,315,000. This represents an increase of $661,000 over net interest expense of $654,000 for the three months ended September 30, 2005. This increase was principally attributable to an increase in the average outstanding balance on our line of credit and the increase in short-term interest rates on the line of credit and on our factoring agreements. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables factoring arrangements and interest on our capital leases.
     Income Tax. For the three months ended September 30, 2006 and September 30, 2005, we recognized an income tax benefit of $1,179,000 and an income tax expense of $1,126,000, respectively. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
Liquidity and Capital Resources
     We have financed our operations through the use of our bank credit facility, cash flows from operating activities, the receivable discount programs we have established with two of our customers and a capital financing sale-leaseback transaction with our bank. Our working capital needs have increased significantly in light of the ramped up production demands, core inventory purchases, higher marketing allowances and increased receivable balances associated with our new or expanded business. Because our net operating loss carry forwards for tax purposes have been utilized, we anticipate that our future cash flow will be negatively impacted by our future tax payments. Although we cannot provide assurance, we believe the availability under our amended bank credit facility, cash flows from operations and our cash and short term investments on hand will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year. We may however, seek additional financing to pursue future business opportunities.
Working Capital and Net Cash Flow
     At September 30, 2006, we had working capital of $24,874,000, a ratio of current assets to current liabilities of 1.37:1, and cash and cash equivalents of $345,000, which compares to working capital of $46,430,000, a ratio of current assets to current liabilities of 2.12:1, and cash and cash equivalents of $400,000 at March 31, 2006.
     Net cash used in operating activities was $14,518,000 for the six months ended September 30, 2006, as compared to net cash used in operating activities of $8,883,000 for the six months ended September 30, 2005. The primary reason for the significant decrease in operating cash flows was the significant sale of former POS products to our largest customer. While the resulting $8,062,000 write-down of our long-term core deposit asset account reduced our net sales, gross profit, and operating income during the three and six months ended September 30, 2006 by the same amount, this sale and the purchase of the customer’s core inventory of $19,980,000 resulted in a net cash inflow of approximately $5,800,000 during the three months ended December 31, 2006. The total of our inventory and inventory unreturned decreased by $2,955,000 during the six months ended September 30, 2006 and net accounts receivable increased by $6,264,000 during the six months ended September 30, 2006, primarily as a result of the sale of products previously shipped under our recently terminated POS agreement.. In addition to these cash flows, there was a net increase in accounts payable and accrued liabilities of $12,446,000. These increases were used to partially provide for the addition of $19,775,000 to the long-term core deposit asset and fund the purchase of property, plant and equipment. The net cash used in operating activities was also negatively impacted by our net loss during the six months ended September 30, 2006 of $593,000, compared to net loss of $286,000 during the six months ended September 2005.
     We used net cash in investing activities of $2,274,000 in the six months ended September 30, 2006. These investing activities were primarily related to capital expenditures of $2,208,000 during this period. We expect to use cash in investing activities for the balance of fiscal 2007.
     During the six months ended September 30, 2006, we obtained $17,100,000 from financing by drawing additional amounts under our bank credit agreement. These funds were primarily used to repurchase customer’s core inventories, make a final payment of $3,910,000 in connection with our recently terminated POS arrangement with our largest customer and to purchase property, plant and equipment.
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

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by Borrower	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
     In August 2006, the bank credit agreement was further amended to increase the credit availability from $25,000,000 to $35,000,000.
     The bank holds a security interest in substantially all of our assets. As of September 30, 2006, we had reserved $4,364,000 of our line for standby letters of credit for worker’s compensation insurance and had borrowed $23,400,000 under this revolving line of credit.
     The credit agreement as amended includes various financial conditions, including minimum levels of tangible net worth, cash flow, current ratio, fixed charge coverage ratio, maximum leverage ratios and a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer our CEO.
     In connection with the April 2006 amendment to our credit agreement, we also agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in connection with the April 2006 amendment. The fee is payable in three installments of $41,666, one on the date of the amendment to the credit agreement, one on or before February 1, 2007 and one on or before February 1, 2008.
     As a result of the August 2006 amendment, the bank increased the minimum fixed charge coverage ratio and the maximum leverage ratio and increased the amount of allowable capital expenditures. In addition, the unused facility fee is now applied against any difference between the $35,000,000 commitment and the average daily outstanding amount of the credit we actually use during each quarter. The bank charged an amendment fee of $30,000 which was paid on the effective date of the amendment to the credit agreement.
     In November 2006, the bank credit agreement was further amended to eliminate the impact of the $8,062,000 reduction in the carrying value of our long-term core deposit account for the purposes of determining our compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
     At September 30, 2006, we were in default under the credit agreement for failing (i) to provide the bank with our public reports on Form 10-Q for the fiscal quarter ended September 30, 2006, (ii) to maintain a fixed charge ratio of not less than 2.00 to 1.00 as of the last day of the fiscal quarter ended September 30, 2006, (iii) to maintain a leverage ratio of not greater than 2.50 to 1.00 as of the last day of the fiscal quarter ended September 30, 2006, and (iv) to provide the bank with certain notices, quarterly financial statements and required compliance certificates for the fiscal quarter ended September 30, 2006. On February 12, 2007, the bank provided us with a waiver of these covenant defaults. There is no assurance that the bank will be willing to provide additional waivers if we are in default of our covenants in the future.
Receivable Discount Program
     Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at a discount agreed upon at the time the receivables are sold. The discount has averaged 3.6% during the six months ended September 30, 2006 and has allowed us to accelerate collection of receivables aggregating $36,938,000 by an average of 189 days. During September, payment terms for one of the customers were substantially increased and it is expected that the average days and related interest will increase accordingly. On an annualized basis, the weighted average discount rate on receivables sold to banks during the six months ended September 30, 2006 was 6.7%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $1,216,000 during the six months ended September 30, 2006. These interest costs will increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.
Multi-year Vendor Agreements
     We have long-term agreements with substantially all of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts that can be provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. Our contracts with major customers expire at various dates ranging from August 2008 through December 2012.
     We continue to expand our production to meet our obligations arising under our vendor agreements. This increased production caused significant increases in our inventories, accounts payable and employee base and customer demands that we purchase their core inventory has been a significant strain on our available capital. In addition, although the significant marketing allowances we have provided our customers as part of these multi-year agreements meaningfully limit the near-term revenues and associated cash flow from these new or expanded arrangements, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
     In May 2004, we entered into a four-year agreement with our largest customer. Under this agreement, we became the primary supplier of import alternators and starters for eight of this customer’s distribution centers and agreed to sell this customer certain products on a “pay-on-scan” (“POS”) basis. Under the POS arrangement, we were entitled to receive payment upon the sale of products to end users by the customer. As part of the 2004 agreement, the parties also agreed to use reasonable commercial efforts to convert the overall purchasing relationship to a POS arrangement by April 2006, and, if the POS conversion was not fully accomplished by that time, we agreed to convert $24 million of this customer’s inventory to a POS arrangement by purchasing this inventory, paid for by the issuance of $1 million in credits per month over a 24-month period ending April 2008.
     The POS conversion was not completed by April 2006, and the parties agreed to terminate the POS arrangement as of August 24, 2006. As part of the August 2006 agreement, the customer purchased those products previously shipped on a POS basis for approximately $25,795,000. This transaction, after the application of our revenue recognition policies, increased net sales by $19,795,000 for the three and six months ended September 30, 2006. In addition, this agreement also extended the term of our primary supplier rights from May 2008 to August 2008.
     Under this agreement, on August 31, 2006 we purchased approximately $19,980,000 of the customer’s core inventory by issuing credits to the customer in that amount. We valued this asset using the same asset valuation methodologies we use to value our unreturned core inventory, and the resulting $8,062,000 reduction in the carrying value of this asset reduced our net sales for both the three and six month periods ended September 30, 2006 by the same amount. If our relationship with this customer is terminated, this agreement requires the customer to purchase any unreturned cores from us for cash. The amount of the payment is based upon the contractual per core price. This contractual value exceeds the value of the core used to establish the long-term core deposit at the inception of the agreement.
     In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We expanded our operations and built-up our inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, we also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006, ($2,570,000 in the first quarter of fiscal 2006,) and $600,000 was issued in the second quarter of fiscal 2007. The remaining $1,800,000 is scheduled to be issued in three annual payments of $600,000 in the second fiscal quarter of each of the fiscal years 2008 to 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. We believe that this new business will improve our overall liquidity over time.
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
     In July 2006, we entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of this agreement, we agreed to acquire the customer’s import alternator and starter core inventory by issuing approximately $950,000 of credits over a five year period. The customer is obligated to repurchase from us the cores in the customer’s inventory upon termination of the agreement for any reason. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement. For the three and six months ended September 30, 2006, approximately $842,000 of these promotional allowances were accelerated and an additional $317,000 were related to non-recurring first-year allowances.
     Our customers continue to aggressively seek extended payment terms, purchases of their core inventory, significant marketing allowances, price concessions and other terms adversely affecting our liquidity and reported operating results.
Capital Expenditures and Commitments
     Our capital expenditures were $2,208,000 for the six months ended September 30, 2006. A significant portion of these expenditures relate to our Mexico production facility, with the remainder for recurring capital expenditures. The amount and timing of capital expenditures during fiscal 2007 may vary depending on the final build-out schedule for the Mexico production facility as well as the final build-out schedule for the Mexico logistics facility
Contractual Obligations
     The following summarizes our contractual obligations and other commitments as of September 30, 2006, and the effect such obligations could have on our cash flow in future periods:

	Payments due by period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-Term Debt Obligation	—	—	—	—	—
Capital (Finance) Lease Obligations	$5,917,000	$1,558,000	$2,985,000	$1,374,000	—
Operating Lease Obligations	$7,310,000	$1,629,000	$1,714,000	$1,529,000	$2,438,000
Purchase Obligations	$9,973,000	$3,010,000	$5,477,000	$1,486,000	—
Other Long-Term Obligations	$24,787,000	$10,646,000	$9,633,000	$3,301,000	$1,207,000

Total	$47,987,000	$16,843,000	$19,809,000	$7,690,000	$3,645,000

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
Customer Concentration
     We are substantially dependent upon sales to our major customers. During the six months ended September 30, 2006 and 2005, sales to our three largest customers constituted approximately 88% and 93% respectively, of our total sales. We expect our customer concentration to continue to decline as we add important new customers to our business base. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, core purchase commitments, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
Offshore Remanufacturing
     In addition to our Torrance operations, we conduct business through three wholly owned foreign subsidiaries, MVR Products Pte. Ltd. (“MVR”), which operates a shipping and receiving warehouse, a testing facility and office space in Singapore, Unijoh Sdn. Bhd. (“Unijoh”), which conducts remanufacturing operations in Malaysia, and Motorcar Parts de Mexico, S.A. de C.V., which operates a 186,000-square foot remanufacturing facility in Tijuana, Baja California, Mexico. These foreign operations have quality control standards similar to those currently implemented at our remanufacturing facilities in Torrance. Our foreign subsidiaries’ operations are growing in importance as we take advantage of lower production labor costs, and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. In the six months ending September 30, 2006 and 2005, the foreign subsidiaries produced 60.7% and 20.5%, respectively, of our total production.
     We have begun to relocate our logistics functions to Mexico by leasing an additional building adjacent to the existing facility. While our efforts to move production offshore are on plan, we have not reduced the level of production in Torrance as anticipated due to the significant increase in unit demand we have experienced during the three months ended September 30, 2006. We anticipate that by the end of fiscal 2007 approximately 85% of our remanufactured units will be produced by the foreign subsidiaries.
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
Related Party Transactions

     Our related party transactions primarily consist of employment, director and stock purchase agreements. Our related party transactions have not changed since March 31, 2006.
Compliance with Section 404 of the Sarbanes-Oxley Act of 2002; Anticipated Increased Costs
     Based upon the closing price of our common stock on September 29, 2006, we qualify as an accelerated filer effective with the filing of our Form 10-K for the fiscal year ending March 31, 2007. As a result, we are now required to be certified by our independent auditor as compliant with Section 404 of the Sarbanes-Oxley Act of 2002 by the June 14, 2007 filing date for our fiscal 2007 Form 10-K. We estimate that the total of our SOX consultant fees and the additional audit fees we expect to incur to achieve this certification will be approximately $2,000,000.

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
     Our primary interest rate exposure relates to our outstanding line of credit and receivables discount arrangements, some of which carry variable interest rates. While we cannot predict the impact interest rate movements will have on our existing borrowings, we evaluate our current financial position as it relates to our debt on an on-going basis.
     Our $35,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. Based upon the $23,400,000 that was outstanding under our line of credit as of September 30, 2006, an increase in interest rates of 1% would increase our annual net interest expense by $234,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
     We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, the Singapore dollar, and, in fiscal 2006 we began to transact business in the Mexican peso. Our total foreign assets were $4,882,000 and $3,340,000 as of September 30, 2006 and 2005, respectively. In addition, as of September 30, 2006 and March 31, 2006 we had $2,712,000 and $1,741,000, respectively due from our foreign subsidiaries which are eliminated in consolidation, but which impact our foreign currency translation gains and losses.
     During the six months ended September 30, 2006 and 2005, we have experienced immaterial gains relative to our transactions involving the Malaysian Ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
     Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. During the six months ended September 30, 2006, we recognized additional general and administrative expenses of $115,000 associated with these forward exchange contracts.

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
     During the review of our financial statements for the three and six months ended September 30, 2006, Grant Thornton LLP, our independent auditing firm, notified our Audit Committee and management that they had identified material weaknesses in our internal controls. Grant Thornton noted that (i) we incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to us from our customers, (ii) we incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) we did not appropriately accrue losses for all probable customer payment discrepancies. We believe these errors were mainly attributable to the use of numerous complex spreadsheets and manual adjustments to close the general ledger and prepare financial statements for quarterly and annual reporting periods. Our current staffing levels are not sufficient to fully review all these spreadsheets for accuracy, data integrity and logic.
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
     In an on-going effort to remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls. We have hired additional accounting staff to strengthen our ability to review the complex spreadsheets, complete the general ledger closing process and assist in the preparation of financial statements. We believe these changes to our disclosure controls and procedures and the ones discussed above will be adequate to provide reasonable assurance that the objectives of these control systems will be met.
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

MOTORCAR PARTS OF AMERICA, INC

Dated: February 16, 2007	By:	/s/ Mervyn McCulloch

Mervyn McCulloch
Chief Financial Officer