Form 10-Q
period 2006-12-31
MOTORCAR PARTS  AMERICA INC
filed 2007-02-20
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006

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
Large accelerated filer ☐                    Accelerated filer ☐                    Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date.
There were 8,370,122 shares of Common Stock outstanding at February 15, 2007.

MOTORCAR PARTS OF AMERICA, INC.
EXPLANATORY NOTE
This Form 10-Q includes a restatement of our unaudited consolidated financial statements for the nine and three month periods ended December 31, 2005 included in the Form 10-Q/A for the period ended December 31, 2005 that we filed on August 2, 2006. The restatement is being made to correct errors which occurred when (i) we incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to us from our customers, (ii) we incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) we did not appropriately accrue losses for all probable customer payment discrepancies.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2006	March 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$845,000	$400,000
Short term investments	750,000	660,000
Accounts receivable — net	5,688,000	13,902,000
Inventory — net	58,799,000	57,881,000
Prepaid income taxes	1,151,000	—
Deferred income tax asset	5,938,000	5,809,000
Inventory unreturned	15,056,000	8,171,000
Prepaid expenses and other current assets	2,303,000	918,000

Total current assets	90,530,000	87,741,000
Plant and equipment — net	14,100,000	12,164,000
Long-term core deposit	20,864,000	826,000
Other assets	419,000	405,000

TOTAL ASSETS	$125,913,000	$101,136,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,618,000	$21,882,000
Accrued liabilities	1,539,000	1,587,000
Accrued salaries and wages	3,000,000	2,267,000
Accrued workers’ compensation claims	4,232,000	3,346,000
Income tax payable	228,000	1,021,000
Line of credit	18,400,000	6,300,000
Deferred compensation	582,000	495,000
Deferred income	133,000	133,000
Other current liabilities	630,000	988,000
Credit due customer	—	1,793,000
Current portion of capital lease obligations	1,499,000	1,499,000

Total current liabilities	68,861,000	41,311,000
Deferred income, less current portion	288,000	388,000
Deferred income tax liability	15,000	562,000
Deferred gain on sale-leaseback	1,988,000	2,377,000
Other liabilities	46,000	46,000
Capitalized lease obligations, less current portion	4,019,000	4,857,000

Total liabilities	75,217,000	49,541,000
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,366,122 and 8,316,105 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	84,000	83,000
Additional paid-in capital	55,995,000	54,326,000
Accumulated other comprehensive income	237,000	85,000
Accumulated deficit	(5,620,000)	(2,899,000)

Total shareholders’ equity	50,696,000	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$125,913,000	$101,136,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net sales	$104,924,000	$80,251,000	$33,334,000	$30,154,000
Cost of goods sold	86,955,000	62,387,000	27,479,000	23,358,000

Gross profit	17,969,000	17,864,000	5,855,000	6,796,000
Operating expenses:
General and administrative	12,843,000	10,914,000	4,961,000	2,857,000
Sales and marketing	2,940,000	2,466,000	614,000	836,000
Research and development	1,131,000	808,000	374,000	219,000

Total operating expenses	16,914,000	14,188,000	5,949,000	3,912,000

Operating income (loss)	1,055,000	3,676,000	(94,000)	2,884,000
Interest expense — net of interest income	4,019,000	2,160,000	1,883,000	958,000

Income (loss) before income tax expense (benefit)	(2,964,000)	1,516,000	(1,977,000)	1,926,000
Income tax expense (benefit)	(243,000)	652,000	151,000	776,000

Net income (loss)	$(2,721,000)	$864,000	$(2,128,000)	$1,150,000

Basic net income (loss) per share	$(0.33)	$0.11	$(0.25)	$0.14

Diluted net income (loss) per share	$(0.33)	$0.10	$(0.25)	$0.13

Weighted average number of shares outstanding:
— basic	8,340,731	8,209,728	8,365,288	8,249,308

— diluted	8,340,731	8,620,945	8,365,288	8,642,118

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
		(Restated)
Cash flows from operating activities:
Net income (loss)	$(2,721,000)	$864,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,758,000	1,552,000
Amortization of deferred gain on sale-leaseback	(389,000)	(87,000)
Provision for inventory reserves and stock adjustments	1,973,000	362,000
Provision (recovery) of doubtful accounts	(11,000)	2,000
Deferred income taxes	(514,000)	746,000
Share-based compensation expense	1,279,000	—
Tax benefit from employee stock options exercised	(166,000)	321,000
Changes in current assets and liabilities:
Accounts receivable	6,474,000	1,920,000
Inventory	(1,140,000)	(7,384,000)
Prepaid income tax	(1,313,000)	—
Inventory unreturned	(6,885,000)	(3,276,000)
Prepaid expenses and other current assets	(1,385,000)	(423,000)
Other assets	(14,000)	307,000
Accounts payable and accrued liabilities	18,307,000	6,616,000
Income tax payable	(627,000)	(633,000)
Deferred compensation	87,000	116,000
Deferred income	(100,000)	(100,000)
Credit due customer	(1,793,000)	(7,624,000)
Increase in long-term core deposits	(20,038,000)	(616,000)
Other current liabilities	(358,000)	159,000

Net cash used in operating activities	(7,576,000)	(7,178,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,387,000)	(3,275,000)
Proceeds from sale-leaseback transaction	—	4,110,000
Change in short term investments	(90,000)	(176,000)

Net cash provided by (used in) investing activities	(3,477,000)	659,000
Cash flows from financing activities:
Net borrowings under line of credit	12,100,000	1,500,000
Net payments on capital lease obligations	(1,145,000)	(639,000)
Exercise of stock options	225,000	601,000
Excess tax benefit from employee stock options exercised	166,000	(321,000)

Net cash provided by financing activities	11,346,000	1,141,000
Effect of exchange rate changes on cash	152,000	(214,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	445,000	(5,592,000)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	400,000	6,211,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$845,000	$619,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,910,000	$2,112,000
Income taxes	1,995,000	5,000
Non-cash investing and financing activities:
Property acquired under capital lease	$307,000	$5,812,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the year ending March 31, 2007. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2006, which are included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on February 12, 2007.
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
The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins and by purchasing them from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn generally provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in California, Singapore, Malaysia and Mexico. In addition, the Company has a warehouse distribution facility in Nashville, Tennessee and fee warehouse distribution centers in New Jersey and Oregon.
The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of Enterprise and Related Information.”
NOTE B — Restatement of Financial Statements for the Nine and Three Months Ended December 31, 2005
The unaudited consolidated statements of operations for the nine and three months ended December 31, 2005 and the unaudited consolidated statement of cash flows for the nine months ended December 31, 2005 have been restated to correct errors which occurred when (i) the Company incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to the Company from its customers, (ii) the Company incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) the Company did not appropriately accrue losses for all probable customer payment discrepancies. The estimated tax effect of these errors is also reflected in the restatement.
The impact of these restatements has been reflected throughout the unaudited consolidated financial statements and accompanying notes, as follows:

Consolidated Statements of Operations

	Nine Months Ended
	December 31, 2005
	(unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales	$82,385,000
A/R receipt discrepancy allowance adjustment		$(829,000)
Core-charge revenue adjustment		(1,305,000)
Net sales, as restated			$80,251,000
Cost of goods sold, as previously reported	63,050,000
In-transit core adjustment		77,000
Core-charge revenue adjustment		(740,000)
Cost of goods sold, as restated			62,387,000

Gross profit	19,335,000	(1,471,000)	17,864,000
Operating expenses:
General and administrative	10,914,000		10,914,000
Sales and marketing	2,466,000		2,466,000
Research and development	808,000		808,000

Total operating expenses	14,188,000	—	14,188,000

Operating income	5,147,000	(1,471,000)	3,676,000
Interest expense — net	2,160,000		2,160,000

Income before income tax expense	2,987,000	(1,471,000)	1,516,000
Income tax expense, as previously reported	1,195,000
In-transit core adjustment		(28,000)
A/R receipt discrepancy allowance adjustment		(306,000)
Core-charge revenue adjustment		(209,000)
Income tax expense, as restated			652,000

Net income	$1,792,000	$(928,000)	$864,000

Basic net income per share	$0.22	$(0.11)	$0.11
Diluted net income per share	$0.21	$(0.11)	$0.10

Weighted average shares outstanding:
— basic	8,209,728		8,209,728
— diluted	8,620,945		8,620,945

	Three Months Ended
	December 31, 2005
	(unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales as previously reported	$30,895,000
A/R receipt discrepancy allowance adjustment		$(278,000)
Core-charge revenue adjustment		(463,000)
Net sales, as restated			$30,154,000
Cost of goods sold, as previously reported	22,696,000
In-transit core adjustment		918,000
Core-charge revenue adjustment		(256,000)
Cost of goods sold, as restated			23,358,000

Gross profit	8,199,000	(1,403,000)	6,796,000
Operating expenses:
General and administrative	2,857,000		2,857,000
Sales and marketing	836,000		836,000
Research and development	219,000		219,000

Total operating expenses	3,912,000	—	3,912,000

Operating income	4,287,000	(1,403,000)	2,884,000
Interest expense — net	958,000		958,000

Income before income tax expense	3,329,000	(1,403,000)	1,926,000
Income tax expense, as previously reported	1,298,000
In-transit core adjustment		(342,000)
A/R receipt discrepancy allowance adjustment		(103,000)
Core-charge revenue adjustment		(77,000)
Income tax expense, as restated			776,000

Net income	$2,031,000	$(881,000)	$1,150,000

Basic net income per share	$0.25	$(0.11)	$0.14
Diluted net income per share	$0.24	$(0.11)	$0.13

Weighted average shares outstanding:
— basic	8,249,308		8,249,308
— diluted	8,642,118		8,642,118

Consolidated Statement of Cash Flows

	Nine Months Ended
	December 31, 2005
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$1,792,000
In-transit core adjustment		$(49,000)
A/R receipt discrepancy allowance adjustment		(523,000)
Core-charge revenue adjustment		(356,000)
Net income, as restated			$864,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,552,000		1,552,000
Amortization of deferred gain on sale-leaseback	(87,000)		(87,000)
Provision for inventory returns and stock adjustments	362,000		362,000
Provision for doubtful accounts	2,000		2,000
Deferred income taxes	746,000		746,000
Excess tax benefit from employee stock options exercised	321,000		321,000
Changes in current assets and liabilities:
Accounts receivable, as previously reported	(360,000)
In-transit core adjustment		145,000
A/R receipt discrepancy allowance adjustment		829,000
Core-charge revenue adjustment		1,305,000
Accounts receivable, as restated			1,919,000
Inventory, as previously reported	(7,316,000)
Core-charge revenue adjustment		(68,000)
Inventory, as restated			(7,384,000)
Inventory unreturned, as previously reported	(2,536,000)
Core-charge revenue adjustment		(740,000)
Inventory unreturned, as restated			(3,276,000)
Prepaid expenses and other current assets	(423,000)		(423,000)
Other current assets	307,000		307,000
Accounts payable and accrued liabilities	6,616,000		6,616,000
Income tax payable, as previously reported	(89,000)
In-transit core adjustment		(28,000)
A/R receipt discrepancy allowance adjustment		(306,000)
Core-charge revenue adjustment		(209,000)
Income tax payable, as restated			(632,000)
Deferred compensation	116,000		116,000
Deferred income	(100,000)		(100,000)
Credit due to customer	(7,624,000)		(7,624,000)
Increase in long-term core deposits	(616,000)		(616,000)
Other liabilities	159,000		159,000

Net cash used in operating activities	$(7,178,000)	$—	$(7,178,000)

There were no changes to previously reported cash flows from investing and financing activities.

NOTE C — Summary of Significant Accounting Policies
1.	Principles of consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc and its wholly-owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd. and Motorcar Parts de Mexico, S.A. de C.V. All significant inter-company accounts and transactions have been eliminated.

2.	Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and U.S. dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts if translated into U.S. dollars at December 31, 2006 and March 31, 2006 were $363,000 and $399,000, respectively.

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
In determining these standards, the Company excludes those costs deemed to be caused by abnormal amounts of idle capacity and spoilage and expenses those costs as incurred. During the nine months ended December 31, 2006 and December 31, 2005, there were no material costs that were considered abnormal as defined in Financial Accounting Standards Board (FASB) Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151).

Inventory unreturned represents the value of cores and finished goods shipped to customers and expected to be returned within one year, stated at the lower of cost or market. Upon product shipment, the Company reduces the inventory account for the amount of product shipped and establishes the inventory unreturned asset account for that portion of the shipment that is expected to be returned by the customer.

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

For the nine months ended December 31, 2006 and 2005, the Company recognized income tax benefits of $243,000 and an expense of $652,000, respectively. For the three months ended December 31, 2006 and December 31, 2005, the Company recognized an income tax expense of $151,000 and $776,000, respectively. The Company’s tax rates for the nine and three month periods ended December 31, 2006 was significantly different than the tax rates for the nine and three month periods ended December 31, 2005, due primarily to the greater impact of tax credits and foreign tax payments on a lower estimated U.S. net income before taxes.

5.	Revenue Recognition

The Company recognizes revenue when performance by the Company is complete. Revenue is recognized when all of the following criteria established by the Staff of the SEC in Staff Accounting Bulletin 104, “Revenue Recognition,” have been met:
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

Unit value revenue is recorded based on the Company’s price list, net of applicable discounts and allowances. The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists”. The Company reduces revenue and cost of sales for the unit value of goods sold based on a historical return analysis and information obtained from customers about current stock levels.

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

In May 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement with its largest customer. This arrangement was discontinued in August 2006. See “Note I-Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer”. For POS inventory, revenue was recognized when the customer notified the Company that it had sold a specifically identified product to another person or entity. POS inventory represents inventory held on consignment at customer locations. This customer bore the risk of loss of any consigned product from any cause whatsoever from the time possession was taken until a third party customer purchased the product or its absence was noted in a cycle or physical inventory count.

6.	Net Income Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net income (loss)	$(2,721,000)	$864,000	$(2,128,000)	$1,150,000

Basic shares	8,340,731	8,209,728	8,365,288	8,249,308
Effect of dilutive stock options	—	411,217	—	392,810

Diluted shares	8,340,731	8,620,945	8,365,288	8,642,118

Basic net income (loss) per share	$(0.33)	$0.11	$(0.25)	$0.14
Diluted net income (loss) per share	$(0.33)	$0.10	$(0.25)	$0.13
The effect of dilutive options and warrants excludes 1,275,981 options with exercise prices ranging from $1.10 to $19.13 per share for the three and nine months ended December 31, 2006, and 15,875 options with exercise prices ranging from $11.81 to $19.13 per share for the three and nine months ended December 31, 2005— all of which were anti-dilutive.

The calculation of dilutive earnings per share for the three and nine months ended December 31, 2006 has been adjusted to incorporate the amendments to Financial Accounting Standards Board (FASB) Statement No. 128, “Earnings Per Share” (FAS 128) required under FAS 123R.

7.	Reclassifications

Certain reclassifications have been made to the fiscal 2006 consolidated financial statements to conform to the fiscal 2007 presentation.

8.	New Accounting Pronouncements

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (‘‘SAB No. 108’’). The interpretation in SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This interpretation establishes the staff’s approach requiring quantification of financial statement misstatements based on the effects of the misstatements on each of a reporting company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact of SAB No. 108 on its consolidated financial position and results of operations.

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (‘‘FAS No. 157’’). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial position and results of operations.

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

NOTE D — Stock Options and Share-Based Payments
Effective April 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) using the modified prospective application method of transition for all its stock-based compensation plans. Accordingly, while the reported results for the nine and three months ended December 31, 2006 reflect the adoption of FAS 123R, prior year amounts have not been restated. FAS123R requires the compensation cost associated with stock-based compensation plans be recognized and reflected in a company’s reported results.
The following table presents the impact adoption of FAS 123R had on the Company’s unaudited consolidated statement of operations for the nine and three months ended December 31, 2006.

Impact of Adoption for the periods ended December 31, 2006	Nine Months	Three Months
Operating income (loss)	$(1,279,000)	$(304,000)
Interest expense — net of interest income	—	—

Income (loss) before income tax expense (benefit)	(1,279,000)	(304,000)
Income tax expense (benefit)	521,000	121,000

Net income (loss)	$(758,000)	$(183,000)

Basic net income (loss) per share	$(0.09)	$(0.02)

Diluted net income (loss) per share	$(0.09)	$(0.02)

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
Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if, any, of the market price of the Company’s common stock at the date of the grant over the amount an employee must pay to acquire the stock. SFAS 123 requires pro forma disclosures of net income and net income per share as if the fair value based method accounting for stock-based awards had been applied. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period. The following table presents pro forma net income for the nine and three months ended December 31, 2005 as if compensation costs associated with the Company’s option arrangements had been determined in accordance with SFAS 123.

	Nine Months Ended	Three Months Ended
	December 31	December 31
	2005	2005
	(Restated)	(Restated)

Net income, as reported	$864,000	$1,150,000
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(232,000)	(232,000)

Pro forma net income	$632,000	$918,000

Basic net income per share — as reported	$0.11	$0.14
Basic net income per share — pro forma	$0.08	$0.11
Diluted net income per share — as reported	$0.10	$0.13
Diluted net income per share — pro forma	$0.07	$0.11
In November 2005, the FASB issued Staff Position (FSP) FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123 (R)-3”). FSP 123 (R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FAS 123R to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods. In the interim, the excess tax benefits for the nine months ended December 31, 2006 of $166,000 (determined based on the requirements of paragraph 81 of FAS 123R) are presented as a cash outflow from operations and a cash inflow from financing activities.
The fair value of stock options used to compute share-based compensation reflected in reported results under FAS 123R and the pro forma net income and pro forma net income per share disclosures under APB No. 25 is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 411,500 shares of common stock were granted during the nine months ended December 31, 2006, and options to purchase 391,800 shares of common stock were granted during the nine months ended December 31, 2005.
The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of stock options granted during the nine months ended December 31, 2006 and December 31, 2005, and thus were used to calculate the share-based compensation recorded.

	Nine Months Ended
	December 31,	December 31,
	2006	2005
Risk free interest rate	4.64%	4.10%
Expected holding period (years)	5.90	5.00
Expected volatility	40.54%	26.63%
Expected dividend yield	—	—
Weighted average fair value of options vested	$5.59	$3.17
In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, options to purchase 1,155,000 shares of common stock were authorized for grant under the 1994 Plan. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. As of December 31, 2006, options to purchase 526,500 shares of common stock were outstanding under the 1994 Plan and no additional shares of common stock were available for option grant.
At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of December 31, 2006, options to purchase 1,121,567 shares of common stock were outstanding under the Incentive Plan, and options to purchase an additional 78,433 shares of common stock were available for grant.
In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of December 31, 2006, options to purchase 68,000 shares of common stock were outstanding, and options to purchase an additional 107,000 shares of common stock were available for grant under the 2004 Plan.
A summary of stock option transactions for the nine months ended December 31, 2006 follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 31, 2006	1,350,800	$7.05
Granted	411,500	12.05
Exercised	(50,017)	4.50
Cancelled or Forfeited	(14,883)	11.48

Outstanding at December 31, 2006	1,697,400	$8.29

A summary of changes in the status of non-vested stock options during the nine months ended December 31, 2006 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested at March 31, 2006	291,202	$3.16
Granted	411,500	5.59
Vested	(271,249)	4.32
Forfeited	(10,034)	3.18

Non-vested at December 31, 2006	421,419	$4.78

As of December 31, 2006, the Company had approximately $1,722,000 of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over the remaining weighted average vesting period of 1.9 years.
NOTE E — Accounts Receivable — net
Included in Accounts receivable — net are significant offset accounts related to potential bad debts, customer allowances earned, customer payment discrepancies, in-transit and estimated future unit returns, and estimated future credits to be provided for cores to be returned by customers. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the open trade accounts receivable.
Accounts receivable — net is comprised of the following:

	December 31,	March 31,
	2006	2006
Accounts receivable — trade	$33,282,000	$29,134,000
Allowance for bad debts	(14,000)	(26,000)
Customer allowances earned	(8,253,000)	(1,685,000)
Customer payment discrepancies	(971,000)	(1,980,000)
Customer finished goods returns accruals	(7,257,000)	(3,522,000)
Customer core returns accruals	(11,099,000)	(8,019,000)

Less: total accounts receivable offset accounts	(27,594,000)	(15,232,000)

Total accounts receivable — net	$5,688,000	$13,902,000

NOTE F — Inventory
Inventory is comprised of the following:

	December 31,	March 31,
	2006	2006
Raw materials and cores	$27,096,000	$19,237,000
Work-in-process	707,000	495,000
Finished goods — pay-on-scan consignment inventory	—	15,944,000
Finished goods	33,207,000	24,194,000

	61,010,000	59,870,000
Less allowance for excess and obsolete inventory	(2,211,000)	(1,989,000)

Total	$58,799,000	$57,881,000

NOTE G — Inventory Unreturned
Inventory unreturned represents the average value of cores and finished goods shipped to customers and expected to be returned, stated at the lower of cost or market. Upon product shipment, the Company reduces the inventory account for the amount of product shipped and establishes the inventory unreturned asset account for that portion of the shipment that is expected to be returned by the customer. These accounts relate to the accounts receivable offset accruals established for customer finished good and core returns. The cores and finished goods are expected to be returned within a year and thus are classified as short-term assets. Inventory unreturned is comprised of the following:

	December 31,	March 31,
	2006	2006
Cores	$12,958,000	$7,223,000
Finished goods	2,098,000	948,000

Total	$15,056,000	$8,171,000

NOTE H — Long-term Core Deposit
The Company has agreed with certain customers to purchase or retain the value of the core portion of the remanufactured alternators or starters which have been sold to those customers. At the inception of any such agreement, the Company establishes a long-term core deposit valued at the standard core cost at the date of the agreement. In cases which the Company purchases the cores, the average purchase price of the cores exceeds the average standard cost of the cores. The difference between the aggregate purchase price and the aggregate core cost is deemed a sales incentive under EITF 01-9 and recorded as a reduction in sales at the inception of the agreement. These agreements require the customer to either return a core to the Company or pay the Company for unreturned cores in cash at the termination of the customer relationship. The cash payment made at the end of the relationship is based on the contractual value for each unreturned core and exceeds the standard core cost used to establish the long-term core deposit at the inception of the agreement with the customer.
The value of the long-term core deposit account is determined using the same asset valuation methodologies the Company uses to value its unreturned core inventory, which is lower of cost or market. If the Company identifies any permanent reduction in the value of the underlying assets, the Company will record a reduction in the long-term core deposit account and a related loss in the income statement for that period.
NOTE I — Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer
In May 2004, the Company and its largest customer entered into a four-year agreement. Under this agreement, the Company became the primary supplier of import alternators and starters for eight of this customer’s distribution centers and agreed to sell this customer certain products on a “pay-on-scan” (“POS”) basis. Under the POS arrangement, the Company was entitled to receive payment upon the sale of products to end users by the customer. As part of the 2004 agreement, the parties agreed to use reasonable commercial efforts to convert the overall purchasing relationship to a POS arrangement by April 2006, and, if the POS conversion was not fully accomplished by that time, the Company agreed to convert $24,000,000 of this customer’s inventory to a POS arrangement by purchasing this inventory through the issuance of credits of $1,000,000 per month over a 24-month period ending April 2008.
The POS conversion was not completed by April 2006, and the parties agreed to terminate the POS arrangement as of August 24, 2006. As part of the August 2006 agreement, the customer purchased those products previously shipped on a POS basis. This transaction, after the application of the Company’s revenue recognition policies, increased sales by $19,795,000 for the nine months ended December 31, 2006. In addition, this agreement also extended the term of the Company’s primary supplier rights from May 2008 to August 2008.
Under this agreement, on August 31, 2006, the Company purchased approximately $19,980,000 of the customer’s core inventory by issuing credits to the customer in that amount. When the relationship between the Company and the customer ends, this agreement calls for the customer to pay the Company for unreturned cores in cash. This cash payment is based on the contractual value for each unreturned core. In establishing the related long-term core deposit account, the Company valued these cores at $11,918,000 using the same asset valuation methodologies it uses to determine its long-term core deposits. The difference of $8,062,000 was recorded as a sales incentive and accordingly reflected as a reduction of sales for the nine-month period ended December 31, 2006.
The net effect of the termination of the POS arrangement, after application of the Company’s revenue recognition policies was an increase in net sales of $11,733,000 for the nine months ended December 31, 2006. ($19,795,000 less the sales incentive of $8,062,000).

NOTE J — Long-Term Customer Contracts; Marketing Allowances
The Company has long-term agreements with substantially all of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, (iv) purchases of core inventory and (v) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance, quality and fulfillment requirements, and its contract with one of the largest automobile manufacturers in the world includes a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates ranging from August 2008 through December 2012.
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
The following table presents the breakout of marketing allowances, other than those reflected in “Note I-Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer” discussed above, recorded as a reduction to revenues in the nine and three months ended December 31:

	2006		2005
	Nine Months	Three Months	Nine Months	Three Months
Marketing allowances incurred under long-term customer contracts	$11,077,000	$6,837,000	$4,731,000	$1,121,000
Marketing allowances related to a single exchange of product	7,300,000	865,000	8,479,000	3,749,000
Marketing allowances related to core inventory purchase obligations	1,620,000	585,000	1,650,000	524,000

Total marketing allowances recorded as a reduction of revenues	$19,997,000	$8,287,000	$14,860,000	$5,394,000

The following table presents the commitments to grant marketing allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2007 — remaining three months	$4,080,000
2008	8,714,000
2009	3,862,000
2010	2,866,000
2011	2,733,000
Thereafter	2,484,000

Total	$24,739,000

The Company has also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to agreed upon schedules. In addition to the repurchase of cores made in connection with the termination of the POS arrangement noted above, the Company agreed to acquire other core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term core deposit account for the Company’s standard cost of the core inventory in the customer’s hands and subject to repurchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the nine months ended December 31, 2006 and 2005 were

$1,014,000 and $1,163,000, respectively. As of December 31, 2006, the portion of the long-term core deposit account associated with this customer contract was approximately $1,543,000.
The following table presents the core inventory purchase and credit issuance obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2007 — remaining three months	$1,282,000
2008	3,006,000
2009	2,781,000
2010	2,558,000
2011	642,000
Thereafter	172,000

Total	$10,441,000

NOTE K — Major Customers
The Company’s five largest customers accounted for the following total percentage of gross sales net of returns, exclusive of sales recorded under EITF 01-9, and accounts receivable-trade:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales
Customer A	58%	58%	43%	56%
Customer B	7%	—	13%	—
Customer C	9%	8%	11%	8%
Customer D	9%	10%	8%	11%
Customer E	6%	6%	5%	7%

	December 31, 2006	March 31, 2006
Accounts Receivable
Customer A	32%	60%
Customer B	28%	—
Customer C	12%	10%
Customer D	5%	21%
Customer E	13%	19%

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

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by the Company	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
In August 2006, the bank credit agreement was further amended to increase the credit availability from $25,000,000 to $35,000,000.
The bank holds a security interest in substantially all of the Company’s assets. As of December 31, 2006 and March 31, 2006, the Company had reserved $4,301,000 of this revolving line of credit for standby letters of credit for worker’s compensation insurance and had borrowed $18,400,000 and $6,300,000, respectively, under this line of credit.
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
In connection with the April 2006 amendment to the credit agreement, the Company agreed to pay a quarterly fee, effective June 30, 2006, of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in order to complete the amendment. The amendment completion fee is payable in three installments of $41,666, one on the date of the amendment to the credit agreement, one on or before February 1, 2007 and one on or before February 1, 2008.
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
In November 2006, the bank credit agreement was further amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account discussed in Note I for purposes of determining the Company’s compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
At December 31, 2006, the Company was not in compliance with loan agreement covenants requiring the Company to (i) achieve EBITDA of not less than $3,000,000 for the fiscal quarter ended December 31, 2006 and (ii) maintain a fixed charge ratio of not less than 1.80 to 1.00 as of the last day of the fiscal quarter ended December 31, 2006. On February 16, 2007, the bank provided the Company with a waiver of these covenant defaults. The bank charged a waiver fee of $35,000 which was paid on the date of the waiver.
Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount agreed-upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of the customers’ receivables aggregating $67,253,000 and $60,002,000 for the nine months ended December 31, 2006 and 2005, respectively, by an average of 201 days and 190 days, respectively. On an annualized basis the weighted average discount rate on the receivables sold to the banks during the nine months ended December 31, 2006 and 2005 was 6.7% and 5.7%, respectively. The amount of the discount on these receivables, $2,521,000 and $1,736,000 for the nine months ended December 31, 2006 and 2005, respectively, was recorded as interest expense.
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

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
		(Restated)		(Restated)
Net income (loss)	$(2,721,000)	$864,000	$(2,128,000)	$1,150,000
Foreign currency translation	152,000	(214,000)	145,000	(195,000)

Comprehensive net income (loss)	$(2,569,000)	$650,000	$(1,983,000)	$955,000

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
The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the nine months ended December 31, 2006, the Company recognized additional general and administrative expenses of $108,000 associated with these foreign exchange contracts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     As used in the management’s discussion and analysis section of this report, unless the context indicates otherwise, the terms “our company,” “we,” “our,” and “us” refer collectively to Motorcar Parts of America, Inc. and its wholly-owned subsidiaries.
Overview
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
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing strain on our cash position, including the significant strain on working capital associated with large core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the SEC review of our previously filed public reports, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, difficulty in obtaining component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Management Overview
During the most recently completed fiscal quarter, management directed a significant level of attention to the restatement of our prior period financial statements to correct the errors discussed in the first paragraph of Note B to our December 31, 2006 consolidated financial statements included in this Form 10-Q. In addition, based upon the closing price of our common stock on September 29, 2006, we are now required to be certified by our independent auditor as compliant with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) by the June 14, 2007 filing date for our fiscal 2007 Form 10-K. Our SOX compliance work will continue to require a significant commitment of management time. During the nine months ended December 31, 2006, we incurred $981,000 of general and administrative expenses related to the Section 404 compliance. We expect to incur approximately $1,500,000 additional SOX related consultant fees and audit fees to achieve this certification by June 14, 2007.
While sales in the retail and traditional warehouse and professional installer markets in our remanufactured product category in North America have been stable, our sales have continued to grow. Our levels of product shipments have reached historical highs. Since the second quarter, we have been shipping to a new large customer and continuing the higher level of shipments to our existing customers. In addition, we continue to expand sales of our Quality Built® brand.
We began to relocate our logistics functions to Mexico by leasing an additional building adjacent to the existing facility. While our efforts to move production offshore are on plan, we have not reduced the level of production in Torrance to the extent anticipated due to the significant increase in unit demand. As a result, we recently extended the lease term for our Torrance facility.
We operate in a very competitive environment, where our customers expect us to provide quality products, in a timely manner at a low cost. To meet these expectations while maintaining or improving gross margins, we have focused on on-going changes and improvements to make our manufacturing processes more efficient. Our movement to lean manufacturing cells, increased production in Malaysia and northern Mexico, utilization of advanced inventory tracking technology and development of in-store testing equipment reflect this focus.
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

While these longer-term agreements strengthen our customer relationships and improve our overall business base, they require a substantial amount of working capital to meet ramped up production demands, purchase core inventory and provide marketing and other allowances that significantly reduce the gross profit and the associated cash flow from these new or expanded arrangements.
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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below, in Note C to our unaudited consolidated financial statements included in this Form 10-Q and in Note C to our consolidated financial statements included in our Annual Report on Form 10-K/A for the year ended March 31, 2006 that we filed on February 12, 2007.
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
Stock Adjustments; General Right of Return
Under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory quantity of certain product lines exceeds the anticipated quantity of sales to end-user customers. Stock adjustment returns are not recorded until they are authorized by us and they do not occur at any specific time during the year. We provide for an allowance to address the anticipated future impact of stock adjustment returns based on customer inventory levels, movement and timing of stock adjustments. Our estimate of the impact on revenues and cost of goods sold of future inventory overstocks is based on the following factors:

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
Core Inventory Valuation
We value cores at the lower of cost or market. To take into account the seasonality of our business, the market value of cores is recalculated at March and September of each year. The recalculation in March reflects the higher seasonal demand which typically precedes the warm summer months and the recalculation in September reflects the lower seasonal demand which normally precedes the colder months. Because March generally represents the high point in the core broker market, we revalue cores using the high core broker price. In September, we revalue our cores based on the high core broker price plus a factor to allow for the temporary decrease in market value during the slower season.
Long-term Core Deposit
We have agreed with certain customers to purchase or retain the value of the core portion of the remanufactured alternators or starters sold to those customers. At the inception of any such agreement, we establish a long-term core deposit valued at the standard core cost at the date of agreement. In cases which we purchase the cores, the average purchase price of the cores exceeds the average standard cost of the cores. The difference between the aggregate purchase price and the aggregate core cost is deemed a sales incentive under EITF 01-9 and recorded as a reduction in sales at the inception of the agreement. These agreements require the customer to either return a core to us or pay us for unreturned cores in cash at the termination of the customer relationship. The cash payment at the end of the relationship is based on the contractual value for each unreturned core and exceeds the standard core cost used to establish the long-term core deposit at the inception of the agreement with the customer.
The value of the long-term core deposit account is determined using the same asset valuation methodologies we use to value our unreturned core inventory. We review the long-term core deposit on a quarterly basis for any permanent reduction in the value of the underlying assets. If we identify any permanent reduction in the value of the underlying assets, we will record a reduction in the long-term core deposit asset account and a related loss in the income statement for that period.
Accounting for Under Returns of Cores
Based on our experience, contractual arrangements with customers and inventory management practices, we receive and purchase a used but remanufacturable core from customers for more than 90% of the remanufactured alternators or starters we sell to customers. However, both the sales and receipt of cores throughout the year are seasonal with the receipt of cores lagging sales. Our customers typically purchase more cores and return fewer cores during the months of April through September (the first six months of the fiscal year) and return more cores and purchase fewer cores during the months of October through March (the last six months of the fiscal year). In accordance with our net-of-core-value revenue recognition policy, when we ship a product, we record an amount to the inventory unreturned account for the standard cost of the core expected to be returned. We generally limit core returns to the number of similar cores previously shipped to each customer.
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

Accounting for Deferred Taxes
The valuation of deferred tax assets and liabilities is based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” As of December 31, 2006 and 2005 management determined that there was no valuation allowance necessary for deferred tax assets.
Financial Risk Management and Derivatives
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. Our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate the risk of currency fluctuation between the U.S. dollar and the Mexican peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For the nine months ended December 31, 2006, these foreign exchange contracts increased our general and administrative expenses by approximately $108,000.
Share-based Payments
Effective April 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) using the modified prospective application method of transition for all our stock-based compensation plans. Accordingly, while the reported results for the nine months ended December 31, 2006 reflect the adoption of FAS 123R, prior year amounts have not been restated. FAS 123R requires the compensation costs associated with stock-based compensation plans be recognized and reflected in our reported results.
The following table presents the impact adoption of FAS 123R had on our unaudited consolidated statement of operations for the nine and three months ended December 31, 2006.

	Nine Months	Three Months
Impact of Adoption for the periods ended December 31, 2006
Operating income (loss)	$(1,279,000)	$(304,000)
Interest expense — net of interest income	—	—

Income (loss) before income tax expense (benefit)	(1,279,000)	(304,000)
Income tax expense (benefit)	521,000	121,000

Net income (loss)	$(758,000)	$(183,000)

Basic net income (loss) per share	$(0.09)	$(0.02)

Diluted net income (loss) per share	$(0.09)	$(0.02)

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
As of December 31, 2006, we had approximately $1,722,000 of unrecognized compensation cost related to the non-vested stock options. This cost is expected to be recognized over the remaining weighted average vesting period of 1.9 years.
New Accounting Pronouncements
In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (‘‘SAB No. 108’’). The interpretation in SAB No. 108 was issued to address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. This interpretation establishes the staff’s approach requiring quantification of financial statement misstatements based on the effects of the misstatements on each of a reporting company’s financial statements and the related financial statement disclosures. SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings. SAB No. 108 is effective for fiscal years ending after November 15, 2006. We are currently evaluating the impact of SAB No. 108 on our consolidated financial position and results of operations.
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (‘‘FAS No. 157’’). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of FAS No. 157 on our consolidated financial position and results of operations.
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
Results of Operations for the nine months ended December 31, 2006 and 2005
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
We evaluate our performance based on a long-term view that considers (i) irregularly occurring items, (ii) one-time transaction impacts and (iii) the varying recognition requirements for related revenues and expenses. For example, recognition of stock adjustment return accruals related to overstocks often precede the related sale of replacement products used to update the customers’ product mix. Certain marketing allowances and other sales incentives, including those arising out the valuation of core inventory in connection with the establishment of the long-term core deposit account are generally charged against revenues at the inception of an agreement with a customer and in advance of the recognition of revenues from sales to that customer. We have, when applicable, addressed these types of items in the following discussion and analysis.
The following table summarizes certain key operating data for the periods indicated:

	Nine Months Ended December 31,
	2006	2005
		(Restated)
Gross profit	17.1%	22.3%
Cash flow from operations	$(7,576,000)	$(7,178,000)
Finished goods turnover (annualized) (1)	3.2	2.5
Finished goods turnover, excluding POS inventory (annualized) (2)	4.0	4.8
Annualized return on equity(3)	(7.0)%	2.4%

(1)	Annualized finished goods turnover for the nine months ended December 31, 2006 and December 31, 2005 is calculated by multiplying cost of sales for each nine month period by 1.33 and dividing the result by the average of our beginning inventory and ending inventory for each nine month period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(3)	Annualized return on equity is calculated by multiplying net income (loss) for the nine months ended December 31, 2006 and December 31, 2005 by 1.33 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably, the calculation for the nine-month period ended December 31, 2006 reflects the impact of the termination of the POS arrangement, the $8,062,000 write-down of our long-term core deposit and the corresponding reduction in net sales.

Following is our unaudited results of operations, reflected as a percentage of net sales:

	Nine Months Ended
	December 31,
	2006	2005
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	82.9	77.7

Gross profit	17.1	22.3
Operating expenses:
General and administrative	12.2	13.6
Sales and marketing	2.8	3.1
Research and development	1.1	1.0

Operating income	1.0	4.6
Interest expense — net of interest income	3.8	2.7
Income tax expense (benefit)	(0.2)	0.8

Net income (loss)	(2.6)	1.1

Net Sales. Our net sales for the nine months ended December 31, 2006 were $104,924,000, an increase of $24,673,000 or 30.7% compared to net sales of $80,251,000 for the nine months ended December 31, 2005. Gross sales increased by $44,948,000 due primarily to the sale of products previously shipped on a POS basis totaling $19,795,000 and higher sales to our new and existing customers. This increase was partially offset by the $8,062,000 sales incentive associated with the write down we made to our long-term core deposit account that reduced net sales by a comparable amount. Our gross sales increase was further offset by a $5,137,000 increase in marketing allowances from $14,860,000 for the nine months ended December 31, 2005 to $19,997,000 for the nine months ended December 31, 2006. This increase was primarily due to marketing allowances to new customers during the nine months ended December 31, 2006. Customer returns and adjustments to the accrual for estimated returns (which also reduce gross sales) increased by $4,090,000 from $20,911,000 or 19.0% of gross sales for the nine months ended December 31, 2005 to $25,001,000 16.1% of gross sales for the nine months ended December 31, 2006. The increase primarily relates to stock adjustment return accruals made in conjunction with an anticipated increase in sales in the fourth quarter due to sales of replacement products used to update our customers’ product mix.
Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased from 77.7% for the nine months ended December 31, 2005 to 82.9% for the nine months ended December 31, 2006 resulting in a corresponding decrease in our gross profit percentage to 17.1% in the nine months ended December 31, 2006 from 22.3% in the nine months ended December 31, 2005. The $8,062,000 sales incentive associated with the write down of the long-term core deposit noted above, the increase in marketing allowances associated with new business and the customer returns and adjustments discussed above reduced our gross profit percentage for the nine months ended December 31, 2006 by 11.7%. Each of these charges reduced net sales for the nine months ended December 31, 2006, but did not impact the cost of goods sold. These reductions in our gross profit percentage were partially offset by lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when compared to the nine months ended December 31, 2005.
General and Administrative (“G&A”). Our G&A expenses increased $1,929,000 to $12,843,000 or 12.2% of net sales for the nine months ended December 31, 2006 from $10,914,000 or 13.6% of net sales for the nine months ended December 31, 2005. The increase in G&A expenses for the nine months ended December 31, 2006 compared to the same period of fiscal 2006 was primarily due to the non-cash expense of $1,279,000 associated with our initial recognition under FAS 123R of compensation related to the granting of stock options. In addition, our G&A expenses were impacted by $981,000 of expenses incurred to meet the SOX Section 404 requirements by the end of our current fiscal year. These increases in G&A expenses were partly offset by the additional expenses related to our written responses to the SEC’s review of our SEC filings that began in 2004 and the related restatement of our financial statements.
Sales and Marketing. Our sales and marketing expenses increased by $474,000 to $2,940,000 or 2.8% of net sales for the nine months ended December 31, 2006 from $2,466,000 or 3.1% of net sales for the same period in the prior year. The increase was due primarily to an increase in compensation expenses and the $160,000 increase in commission expenses to $286,000 for the nine months ended December 31, 2006.
Research and Development (“R&D”). R&D expenses increased by $323,000 from $808,000 for the nine months ended December 31, 2005 to $1,131,000 for the nine months ended December 31, 2006. The increase, primarily in wage-related expenses, was due to the increased cost of supporting our new business and the development of new diagnostic equipment for our Mexico and Malaysia facilities.

Interest Expense. Our interest expense increased by $1,859,000 to $4,019,000 for the nine months ended December 31, 2006 from $2,160,000 for the same period in the prior fiscal year. This increase was principally attributable to an increase in the average outstanding balance on our line of credit and the increase in short-term interest rates on the line of credit and our factoring agreements. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables factoring arrangements and interest on our capital leases.
Income Tax. For the nine months ended December 31, 2006 and 2005, we recognized income tax benefits of $243,000 and an expense of $652,000, respectively. Our tax rate for the nine months ended December 31, 2006 was significantly different compared to the tax rate for the nine months ended December 31, 2005, due primarily to the greater impact of tax credits and foreign tax payments on a lower estimated U.S. net income before taxes. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
Results of Operations for the three months ended December 31, 2006 and 2005
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
We evaluate our performance based on a long-term view that considers (i) irregularly occurring items, (ii) one-time transaction impacts and (iii) the varying recognition requirements for related revenues and expenses. For example, recognition of stock adjustment return accruals related to overstocks often precede the related sales of replacement products used to update the customers’ product mix. Certain marketing allowances and other sales incentives, including those arising out the valuation of core inventory in connection with the establishment of the long-term core deposit account are generally charged against revenues at the inception of an agreement with a customer and in advance of the recognition of revenues from sales to that customer. We have, when applicable, addressed these types of items in the following discussion and analysis.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended December 31,
	2006	2005
		(Restated)
Gross profit	17.6%	22.5%
Cash flow from operations	$6,942,000	$1,705,000
Finished goods turnover (annualized)(1)	3.6	2.5
Finished goods turnover, excluding POS inventory (annualized)(2)	3.6	4.4
Annualized return on equity(3)	(16.5)%	9.5%

(1)	Annualized finished goods turnover for the three months ended December 31, 2006 and December 31, 2005 is calculated by multiplying cost of sales for such three month period by 4 and dividing the result by the average of our beginning inventory and ending inventory for each such fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(3)	Annualized return on equity is computed as net income (loss) for the three months ended December 31, 2006 and December 31, 2005 multiplied by 4 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably..

Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	December 31,
	2006	2005
		(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	82.4	77.5

Gross profit	17.6	22.5
Operating expenses:
General and administrative	14.9	9.5
Sales and marketing	1.8	2.8
Research and development	1.1	0.7

Operating income (loss)	(0.2)	9.5
Interest expense — net of interest income	5.6	3.2
Income tax expense (benefit)	0.5	2.6

Net income (loss)	(6.3)	3.7

Net Sales. Our net sales for the three months ended December 31, 2006 were $33,334,000, an increase of $3,180,000 or 10.5% compared to net sales for the three months ended December 31, 2005 of $30,154,000. Gross sales increased by $9,316,000 due primarily to higher sales to our new customers. This increase in gross sales was offset by a $2,893,000 increase in our marketing allowances from $5,394,000 of gross sales for the three months ended December 31, 2005 to $8,287,000 of gross sales for the three months ended December 31, 2006 due primarily to marketing allowances to our new customers. Customer returns and adjustments to the accrual for estimated returns (which reduce gross sales) increased by $494,000 from $7,515,000 for the three months ended December 31, 2005 to $8,009,000 for the three months ended December 31, 2006. The increase primarily relates to stock adjustment return accruals made in conjunction with an anticipated increase in sales in the fourth quarter due to the sale of products used to update the customers’ product mix.
Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased to 82.4% for the three months ended December 31, 2006 from 77.5% for the three months ended December 31, 2005 resulting in a corresponding decrease in the gross profit percentage to 17.6% in the three months ended December 31, 2006 from 22.5% in the three months ended December 31, 2005. The reduction in gross profit for the three months ended December 31, 2006 was due primarily to the increased marketing allowances related to new business which reduced our gross profit percentage by approximately 6.6%. These allowances reduced net sales for the three months ended December 31, 2006, but did not impact the cost of goods sold. This reduction in our gross profit percentage was partially offset by lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when compared to the three months ended December 31, 2005.
General and Administrative. Our G&A expenses increased $2,104,000 to $4,961,000 or 14.9% of net sales for the three months ended December 31, 2006 from $2,857,000 or 9.5% of net sales for the three months ended December 31, 2005. The increase in G&A expenses for the three months ended December 31, 2006 compared to the same period of fiscal 2006 was due in part to the non-cash expense of $304,000 associated with our initial recognition under FAS 123R of compensation related to the granting of stock options. No comparable expense was recognized during the three months ended December 31, 2005. In addition, G&A expenses were impacted by $823,000 of expenses incurred to meet the SOX Section 404 requirements by the end of the current fiscal year.
Sales and Marketing. Our sales and marketing expenses decreased to $614,000 or 1.8% of net sales for the three months ended December 31, 2006 from $836,000 or 2.8% of net sales for the three months ended December 31, 2005 due primarily to lower compensation expenses in the three months ended December 31, 2006.
Research and Development. R&D expenses increased by $155,000 from $219,000 for the three months ended December 31, 2005 to $374,000 for the three months ended December 31, 2006. The increase, primarily in wage-related expenses, was due to the increased cost of supporting the new business and the development of new diagnostic equipment for our Mexico and Malaysia facilities.
Interest Expense. Our interest expense increased by $925,000 from $958,000 in the three months ended December 31, 2005 to $1,883,000 in the three months ended December 31, 2006. This increase was principally attributable to an increase in the average outstanding balance on our line of credit and the increase in short-term interest rates on the line of credit and our factoring agreements. Interest expense is comprised principally of interest paid under our bank credit agreement, discounts recognized in connection with our receivables factoring arrangements and interest on our capital leases.
Income Tax. For the three months ended December 31, 2006 and December 31, 2005, we recognized an income tax expense of $151,000 and $776,000, respectively. Our tax rate for the three months ended December 31, 2006 was significantly different than the tax rate for the three months ended December 31, 2005 due primarily to the greater impact of tax credits and foreign tax payments on a lower estimated U.S. net income before taxes. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
Liquidity and Capital Resources
We have financed our operations through the use of our bank credit facility, cash flows from operating activities, the receivable discount programs we have with two of our customers and a capital financing sale-leaseback transaction with our bank. Our working capital needs have increased significantly in light of core inventory purchases, ramped up production demands and related higher inventory levels and increased marketing allowances associated with our new or expanded business. During the last four fiscal years, our tax payments were significantly reduced through the utilization of our net operating loss carry forwards. Because these carry forwards have been utilized, our future cash flow will be negatively impacted by future tax payments. Although we cannot provide assurance, we believe the availability under our amended bank credit facility, cash flows from operations and our cash and short term investments on hand will be sufficient to satisfy our currently expected working capital needs, capital lease commitments and capital expenditure obligations over the next year. However, we are seeking additional financing to enhance our liquidity and to pursue our future business opportunities.
Working Capital and Net Cash Flow
At December 31, 2006, we had working capital of $21,667,000, a ratio of current assets to current liabilities of 1.3:1, and cash and cash equivalents of $845,000, which compares to working capital of $46,430,000, a ratio of current assets to current liabilities of 2.1:1, and cash and cash equivalents of $400,000 at March 31, 2006.
Net cash used in operating activities was $7,576,000 and $7,178,000 for the nine months ended December 31, 2006 and 2005, respectively. The most significant changes in operating activities for the nine months ended December 31, 2006 were the increases in the inventory unreturned of $6,885,000 and the increase in our long-term core deposit of $20,038,000. The increase in unreturned inventory was due primarily to increased business and a higher than normal rate of under return of cores. The increase in long-term core deposits was due primarily to the termination of the POS agreement with our largest customer. These increases were partly offset by a decrease in net accounts receivable of $6,474,000 due primarily to an increase in accounts receivable offset accounts. In addition, our accounts payable and accrued liabilities increased by $18,307,000 during the nine months ended December 31, 2006 primarily due to the increase in raw materials inventory and the increase in the purchase of new products in the finished goods inventory. The net cash used in operating activities was also negatively impacted by our net loss during the nine months ended December 31, 2006 of $2,721,000, compared to a net income of $864,000 during the nine months ended December 31, 2005.
Net cash used in investing activities totaled $3,477,000 in the nine months ended December 31, 2006. These investing activities were primarily related to the capital expenditures of $3,387,000 during this period predominantly spent in conjunction with our new manufacturing facility in Mexico. We expect to use cash in investing activities for the balance of fiscal 2007.
Net cash provided by financing activities was $11,346,000 in the nine months ended December 31, 2006 primarily as a result of additional draw-downs under our bank line of credit. These funds were primarily used to repurchase customers’ core inventories and establish the related long-term core deposits, make a final payment of $3,910,000 in connection with the terminated POS arrangement with our largest customer and to purchase property, plant and equipment.
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

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by the Company	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
In August 2006, the bank credit agreement was further amended to increase the credit availability from $25,000,000 to $35,000,000.

The bank holds a security interest in substantially all of our assets. As of December 31, 2006, we had reserved $4,301,000 of our line for standby letters of credit for workers’ compensation insurance and had borrowed $18,400,000 under this revolving line of credit.
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
In connection with the April 2006 amendment to our credit agreement, we also agreed to pay a quarterly fee, effective June 30, 2006, of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00, as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in connection with the April 2006 amendment. The amendment completion fee is payable in three installments of $41,666, one on the date of the amendment to the credit agreement, one on or before February 1, 2007 and one on or before February 1, 2008.
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
At December 31, 2006, we were not in compliance with loan agreement covenants requiring us to (i) achieve EBITDA of not less than $3,000,000 for the fiscal quarter ended December 31, 2006 and (ii) maintain a fixed charge ratio of not less than 1.80 to 1.00 as of the last day of the fiscal quarter ended December 31, 2006. On February 16, 2007, the bank provided us with a waiver of these covenant defaults. The bank charged a waiver fee of $35,000 which was paid on the date of the waiver.
Our ability to comply in future periods with the financial covenants in the amended credit agreement will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands of marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy. If a violation of any of the covenants occurs in the future, we would attempt to obtain a waiver or an amendment from our lenders. No assurance can be given that we would be successful in this regard.
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at a discount agreed-upon at the time the receivables are sold. The discount averaged 3.7% during the nine months ended December 31, 2006 and has allowed us to accelerate collection of receivables aggregating $67,253,000 by an average of 201 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the nine months ended December 31, 2006 was 6.7%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $2,521,000 during the nine months ended December 31, 2006. The substantially more favorable payment terms we provided to one of our customers in September is expected to increase the average days of the discount and the related interest costs. These interest costs will also increase as interest rates rise and as our customers increase their utilization of this discounting arrangement.
Multi-year Vendor Agreements
We have long-term agreements with substantially all of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. Our contracts with major customers expire at various dates ranging from August 2008 through December 2012.

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
In May 2004, we entered into a four-year agreement with our largest customer. Under this agreement, we became the primary supplier of import alternators and starters for eight of this customer’s distribution centers and agreed to sell this customer certain products on a “pay-on-scan” (“POS”) basis. Under the POS arrangement, we were entitled to receive payment upon the sale of products to end users by the customer. As part of the 2004 agreement, the parties also agreed to use reasonable commercial efforts to convert the overall purchasing relationship to a POS arrangement by April 2006, and, if the POS conversion was not fully accomplished by that time, we agreed to convert $24,000,000 of this customer’s inventory to a POS arrangement by purchasing this inventory, paid for by the issuance of credits of $1,000,000 per month over a 24-month period ending April 2008.
The POS conversion was not completed by April 2006, and the parties agreed to terminate the POS arrangement as of August 24, 2006. As part of the August 2006 agreement, the customer purchased those products previously shipped on a POS basis for approximately $25,795,000. This transaction, after the application of our revenue recognition policies, increased net sales by $19,795,000 for the nine months ended December 31, 2006. This agreement also extended the term of our primary supplier rights from May 2008 to August 2008.
Under this agreement, on August 31, 2006 we purchased approximately $19,980,000 of the customer’s core inventory by issuing credits to the customer in that amount. We valued this asset using the same asset valuation methodologies we use to value our unreturned core inventory. The resulting $8,062,000 reduction in the carrying value of this asset reduced our net sales for the nine-month period ended December 31, 2006 by the same amount. If our relationship with this customer is terminated, this agreement requires the customer to purchase any unreturned cores from us for cash. The amount of the payment is based upon the contractual per core price. This contractual value exceeds the value of the core used to establish the long-term core deposit at the inception of the agreement.
In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We expanded our operations and built-up our inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, we also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006, ($2,570,000 in the first quarter of fiscal 2006) and $600,000 was issued in the second quarter of fiscal 2007. The remaining $1,800,000 is scheduled to be issued in three annual payments of $600,000 in the second fiscal quarter of each of the fiscal years 2008 to 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the manufacturer the right to terminate the agreement at any time for any reason. We believe that this new business will improve our overall liquidity over time.
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

Capital Expenditures and Commitments
Our capital expenditures were $3,387,000 for the nine months ended December 31, 2006. A significant portion of these expenditures relate to our Mexico production facility. The amount and timing of capital expenditures during the remainder of fiscal 2007 may vary depending on the final build-out schedule for the Mexico production facility as well as the final build-out schedule for the Mexico logistics facility.
Contractual Obligations
The following summarizes our contractual obligations and other commitments as of December 31, 2006, and the effect such obligations could have on our cash flow in future periods:

		Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual obligations	Total	1 year	years	years	years

Line of Credit	$18,400,000	$—	$18,400,000	$—	$—
Capital (Finance) Lease Obligations	5,519,000	1,499,000	2,931,000	1,089,000	—
Operating Lease Obligations	7,310,000	1,629,000	1,714,000	1,529,000	2,438,000
Purchase Obligations	10,441,000	1,282,000 *	5,787,000	3,200,000	172,000
Other Long-Term Obligations	20,550,000	2,930,000	12,152,000	3,435,000	2,033,000

Total	$62,220,000	$7,340,000	$40,984,000	$9,253,000	$4,643,000

*	Represents three months of obligations in fiscal year 2007.
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
Customer Concentration
We are substantially dependent upon sales to our major customers. During the nine months ended December 31, 2006 and 2005, net sales to our five largest customers constituted approximately 89% and 82% respectively, of our total net sales. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, core purchase commitments, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
Offshore Remanufacturing
In addition to our Torrance operations, we conduct business through three wholly-owned foreign subsidiaries, MVR Products Pte. Ltd. (“MVR”), which operates a shipping and receiving warehouse, a testing facility and office space in Singapore, Unijoh Sdn. Bhd. (“Unijoh”), which conducts remanufacturing operations in Malaysia, and Motorcar Parts de Mexico, S.A. de C.V., which operates a remanufacturing facility in Tijuana, Mexico. These foreign operations have quality control standards similar to those currently implemented at our remanufacturing facilities in Torrance. Our foreign subsidiaries’ operations are growing in importance as we take advantage of lower production labor costs, and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. In the nine months ended December 31, 2006 and 2005, the foreign subsidiaries produced 61.6% and 25.8%, respectively, of our total production.

We have begun to relocate our logistics functions to Mexico by leasing an additional building adjacent to the existing facility. While our efforts to move production offshore are on plan, we have not reduced the level of production in Torrance as anticipated due to the significant increase in unit demand we have recently experienced. We anticipate that by the end of fiscal 2007 approximately 90% of our remanufactured units will be produced by the foreign subsidiaries.
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
Compliance with Section 404 of the Sarbanes-Oxley Act of 2002; Anticipated Increased Costs
Based upon the closing price of our common stock on September 29, 2006, we qualify as an accelerated filer effective with the filing of our Form 10-K for the fiscal year ending March 31, 2007. As a result, we are required to be certified by our independent auditor as compliant with SOX Section 404 by the June 14, 2007 filing date for our fiscal 2007 Form 10-K. During the nine months ended December 31, 2006, we incurred $981,000 of general and administrative expenses related to the Section 404 compliance. We expect to incur approximately $1,500,000 additional SOX related consultant and audit fees to achieve this certification by June 14, 2007.

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
Our primary interest rate exposure relates to our outstanding line of credit and receivables discount arrangements which have interest costs that vary with interest rate movements. While we cannot predict the impact interest rate movements will have on our existing borrowings, we evaluate our current financial position as it relates to our debt on an on-going basis.
Our $35,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. Based upon the $18,400,000 that was outstanding under our line of credit as of December 31, 2006, an increase in interest rates of 1% would increase our annual net interest expense by $184,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
We are exposed to foreign currency exchange risk inherent in our sales commitments, anticipated sales, anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, the Singapore dollar, and, in fiscal 2006 we began to transact business in the Mexican peso. Our total foreign assets were $5,792,000 and $3,868,000 as of December 31, 2006 and 2005, respectively. In addition, as of December 31, 2006 and December 31, 2005 we had $2,184,000 and $2,108,000, respectively due from our foreign subsidiaries. While these amounts are eliminated in consolidation, they impact our foreign currency translation gains and losses.
During the nine months ended December 31, 2006 and 2005, we experienced immaterial gains relative to our transactions involving the Malaysian Ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. During the nine months ended December 31, 2006, we recognized additional general and administrative expenses of $108,000 associated with these forward exchange contracts.
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
During the review of our financial statements for the period ended September 30, 2006, Grant Thornton LLP, our independent auditing firm, notified our Audit Committee and management that they had identified material weaknesses in our internal controls. Grant Thornton noted that (i) we incorrectly recorded a duplicative entry that continued to recognize a gross profit impact resulting from the accrual for certain cores authorized to be returned, but still in-transit to us from our customers, (ii) we incorrectly recorded core charge revenue when the amount of revenue was not fixed and determinable and (iii) we did not appropriately accrue losses for all probable customer payment discrepancies. We believe these errors were mainly attributable to the use of numerous complex spreadsheets and manual adjustments to close the general ledger and prepare financial statements for quarterly and annual reporting periods. Our current staffing levels are not sufficient to fully review all these spreadsheets for accuracy, data integrity and logic.
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
In an on-going effort to remedy these weaknesses, we have increased the active participation of our Audit Committee in the evaluation of our accounting policies and disclosure controls. We have hired additional accounting staff to strengthen our ability to review the complex spreadsheets, complete the general ledger closing process and assist in the preparation of financial statements. We believe these changes to our disclosure controls and procedures and the ones discussed above will be adequate to provide reasonable assurance that the objectives of these control systems will be met. Although currently these changes are being made the remediation efforts are not yet complete.
Except as noted in the preceding paragraphs, there have been no changes in our internal control, over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect financial reporting.

PART II — OTHER INFORMATION
Item 3. Defaults Upon Senior Securities.
At December 31, 2006, the Company was not in compliance with loan agreement covenants requiring the Company to (i) achieve EBITDA of not less than $3,000,000 for the fiscal quarter ended December 31, 2006 and (ii) maintain a fixed charge ratio of not less than 1.80 to 1.00 as of the last day of the fiscal quarter ended December 31, 2006. On February 16, 2007, the bank provided the Company with a waiver of these covenant defaults. The bank charged a waiver fee of $35,000 which was paid on the date of the waiver.
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

MOTORCAR PARTS OF AMERICA, INC
Dated: February 20, 2007	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer