Form 10-K
period 2007-03-31
MOTORCAR PARTS  AMERICA INC
filed 2007-06-29
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2007
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
Registrant’s telephone number, including area code: (310) 212-7910
Securities registered pursuant to Section 12(b) of the Act: Common Stock, $0.01 par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 29, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $82,047,000 based on the closing inter-dealer quotation as tracked on the Pink Sheets.
There were 12,026,731 shares of Common Stock outstanding as of June 27, 2007.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
This Form 10-K restates the quarterly unaudited consolidated statement of operations for the three months ended June 30, 2006 to correct an error resulting from the failure to recognize the impact of entering into a related party agreement, which required the creation of a shareholder note receivable that was classified in shareholders’ equity, during the period. Recording the shareholder note receivable reduces the general and administrative expense in the three months ended June 30, 2006 and creates an offsetting reduction in shareholders’ equity. (See Note W to the consolidated financial statements filed as a part of this Form 10-K.)

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
We file annual, quarterly and special reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on our website www.motorcarparts.com. You may also read and copy any document we file with the SEC at its Public Reference Room at 100 F. Street, NE, Washington, D.C.20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.
PART I
Item 1. Business
General
We remanufacture and distribute alternators and starters for import and domestic cars and light trucks. These after-market replacement parts are sold throughout North America. We sell to most of the largest auto parts chains in the United States, including AutoZone, Pep Boys, O’Reilly Automotive and CSK Automotive. We believe retail chains currently control approximately 44% of the after-market for remanufactured alternators and starters. Management believes that the retailers will continue to grow at a favorable pace as they expand their efforts to target the professional installer market segment. During the past two years, we have focused increased attention on the professional installer market and have begun to penetrate this segment of the market through sales to General Motors that are distributed to professional installers through its Service Parts Operation (GM SPO) and through the efforts that our existing customers are making to target the professional installer marketplace. Management believes the professional installer market continues to represent an opportunity for us to grow our business.
We have increasingly sought to enter into longer-term customer agreements, and we now have long-term agreements with substantially all of our major customers. While these agreements strengthen our customer relationships and business base, they require a significant amount of working capital to build inventory and increase production and typically include marketing and other allowances that adversely impact near-term revenue, profitability and cash flow. Certain agreements require us to incur expensive changeover expenses before we experience the benefit of increased profitability from new customers. To respond to our growing working capital needs and strengthen our financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000.
While we have broadened our revenue base by adding new customers, due to the consolidation of the retail market and our strong presence in retail, we continue to derive a substantial portion of our revenue from a small number of major customers. During fiscal 2007, 2006 and 2005, sales to our five largest customers constituted approximately 96%, 97% and 96%, respectively, of our total gross sales, net of returns and before marketing allowances.
To maintain or improve our margins over time while responding to customer pricing and delivery pressures, we have moved an increasing portion of our remanufacturing operations to lower cost countries outside the United States. During fiscal 2007, 2006 and 2005 approximately 64%, 32% and 15%, respectively, of our total production was produced by our subsidiaries in Mexico and Malaysia. By the end of fiscal 2008, we expect that approximately 95% of our remanufactured units will be produced outside the United States. We continue to transition the bulk of our remanufacturing, warehousing and shipping/receiving operations in Torrance, California to our facilities in Mexico.
The Automotive After-Market Industry
Two distinct groups of end-users buy replacement after-market automotive parts: (1) individual “do-it-yourself” “DIY” consumers; and (2) professional “do-it-for-me” “DIFM” installers. The consumer market is typically supplied through retailers and retail arms of warehouse distributors. Professional installers generally purchase parts through local independent parts wholesalers, through national warehouse distributors and, at a growing rate, through commercial account programs with automotive parts retailers servicing the professional DIFM installers. We believe we are well-positioned for potential growth in both the DIY market through increased sales to our existing retail chain store customers and in the DIFM market through the efforts of our retail customers to expand their sales to professional installers and through our sales to GM SPO and warehouse distributors that service the professional marketplace.

The number of cars on the road in North America has steadily grown. Based on Frost and Sullivan’s 2006 report, there were approximately 270 million vehicles in use in North America. (Frost and Sullivan is a leading consulting group researching and analyzing new market opportunities in the automotive after-market.) We believe, approximately 130 million of these vehicles are at least ten years old. As a result of the growth in the number of vehicles in use, particularly vehicles at their prime repair age of seven years old and older, we believe the automotive after-market for alternators and starters has the opportunity to grow at faster rates than we have experienced in recent years. The growth in recent years has been negatively affected by the increasing quality of alternators and starters, which defers the requirement for maintenance. However, we believe that the alternator and starter will still be replaced at least once in the life of a vehicle and that this build up of deferred maintenance bodes well for industry growth in the future. While we believe our market will continue to grow in the near-term, higher gasoline prices over a sustained period may result in lower vehicle miles being driven, which could defer the demand for replacement alternators and starters.
Company Products
During fiscal 2007, 2006 and 2005, sales of replacement alternators and starters for imported and domestic cars and light trucks constituted 99% of our total sales. Alternators and starters are non-elective replacement parts in all makes and models of vehicles and are required for a vehicle to operate. Currently, approximately 96% of our units are sold for resale under customer private labels. The balance is sold under our brand name, “Quality Built to Last”®.
Our alternators and starters are produced to meet or exceed original manufacturer specifications. We remanufacture alternators and starters for virtually all import and domestic vehicles on the road in North America. Remanufacturing creates a supply of parts at a lower cost to the end user than newly manufactured parts and makes available automotive parts which are no longer being manufactured as new. Remanufacturing also relieves automotive repair shops of the need to rebuild worn parts on an individual basis and conserves material which would otherwise be used to manufacture new replacement parts. Our remanufactured parts are sold at competitively lower prices than most new replacement parts.
We recycle nearly all materials in keeping with our focus of positively impacting the environment. All parts, including metal from the core components and corrugated packaging, are recycled.
The technology and the specifications for the components used in our products, particularly alternators, have become more advanced in response to the installation in vehicles of an increasing number of electrical components such as navigation systems, steering wheel-mounted electronic controls, keyless entry devices, heated rear windows and seats, high-powered stereo systems and DVD players. As a result of this increased electrical demand, alternators require more advanced technology and higher grade components and per unit sales prices have increased accordingly. The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. We now carry over 2,700 stock keeping units (SKUs) which cover applications for most import and domestic cars and light trucks on the road in North America.
Customers: Customer Concentration
Our products are marketed throughout the United States and Canada. Currently, we serve four of the five largest retail automotive chain stores with an aggregate of approximately 7,200 retail outlets as well as small to medium-sized automotive warehouse distributors. The products we sell to one of the largest automobile manufacturers in the world are distributed to over 7,000 dealers and approximately 100 dedicated distributors.
We are substantially dependent upon sales to our major customers. During fiscal 2007, 2006 and 2005, sales to our five largest customers constituted approximately 96%, 97% and 96%, respectively, of our total sales, and sales to our largest customer AutoZone, constituted 60%, 69% and 72%, respectively, of our total sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products.
Customer Arrangements; Impact on Working Capital
We have long-term agreements with substantially all of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. An agreement with one customer grants the customer the right to terminate the agreement at any time for any reason. Our contracts with major customers expire at various dates ranging from December 2007 through December 2012.
These longer-term agreements strengthen our customer relationships and business base. The increased demand for product that we have recently experienced has caused a significant increase in our inventories, accounts payable and personnel. Customer demands that we purchase their core inventory have also been a significant and an additional strain on our available working capital. The marketing and other allowances we typically grant our customers in connection with our new or expanded customer relationships adversely impact the near-term revenues, profitability and associated cash flows from these arrangements. However, we believe the investment we make in these new or expanded customer relationships will improve our overall liquidity and cash flow from operations over time.
To address our working capital needs, in May 2007, we sold 3,641,909 shares of common stock in a private placement to accredited investors at a price of $11.00 per share, resulting in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000. We also issued these investors warrants to purchase up to 546,283 shares of common stock, at an exercise price of $15.00 per share. We have the right to call these warrants under certain conditions.
Multi-Year Inventory Transactions
During the past three fiscal years, we entered into three agreements that required us to record on our books inventory held by our customers.
The inventory transaction with our largest customer has had a material impact on our reported results and working capital for the last three fiscal years. We entered into the initial four-year agreement with this customer in May 2004. Under this agreement, we became the primary supplier of import alternators and starters for eight of this customer’s distribution centers and agreed to sell this customer certain products on a “pay-on-scan” (“POS”) basis. Under the POS arrangement, we continued to carry the inventory that this retailer had on its shelf for resale until that inventory was sold to an end user. At that point, we were entitled to receive payment. As part of the 2004 agreement, we purchased approximately $24,000,000 of this customer’s inventory through the issuance of credits against receivables from that customer. The last of these credits was issued in April 2006. The parties also agreed to use reasonable commercial efforts to convert the overall purchasing relationship to a POS arrangement by April 2006, and, if the POS conversion was not fully accomplished by that time, we agreed to convert $24,000,000 of this customer’s inventory to a POS arrangement by purchasing this inventory through the issuance of credits of $1,000,000 per month over a 24-month period ending April 2008.
The POS conversion was not completed by April 2006, and the parties agreed to terminate the POS arrangement as of August 24, 2006. As part of the August 2006 agreement, the customer purchased those products previously shipped on a POS basis. This transaction, after the application of our revenue recognition policies, increased net sales by $19,795,000 for the fiscal year ended March 31, 2007. This agreement also extended the term of our primary supplier rights from May 2008 to August 2008.
Under this agreement, we purchased approximately $19,980,000 of the customer’s core inventory by issuing credits to the customer in that amount on August 31, 2006. In establishing the related long-term core deposit, we valued these cores at $11,918,000 based on the then current standard cost of core inventory unreturned. The resulting $8,062,000 reduction in the carrying value of these cores reduced our net sales for the fiscal year ended March 31, 2007 by the same amount. If our relationship with this customer is terminated, the customer is obligated to purchase any unreturned cores from us for cash either immediately or over a period of time as that customer liquidates its inventory. The amount of the payment is based upon the contractual per core price. This contractual price exceeds the core value used to establish the long-term core deposit. As of March 31, 2007, the long-term core deposit balance related to this agreement was approximately $19,629,000.
In March 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of March 31, 2007, approximately $5,613,000 of credits remains to be issued. The customer is obligated to purchase any unreturned cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term core deposit account for the value of the core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated core inventory value. As of March 31, 2007, the long-term core deposit balance related to this agreement was approximately $1,938,000. We regularly review the long-term core deposit account using the same asset valuation methodologies we use to value our unreturned core inventory.
In July 2006, we entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s import alternator and starter core inventory by issuing approximately $950,000 of credits over twenty quarters. As of March 31, 2007, approximately $855,000 of credits remained to be issued under the agreement. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement. On May 22, 2007, this agreement was amended to eliminate our obligation to acquire a portion of the customer’s import alternator and starter core inventory, and the customer refunded approximately $95,000 in accounts receivable credits previously issued.
Competition
The after-market for remanufactured alternators and starters is highly competitive. Our most significant competitors are a division of Remy International, Inc. and BBB Industries. We also compete with several medium-sized remanufacturers and a large number of smaller regional and specialty remanufacturers. Overseas manufacturers, particularly those located in China, are increasing their operations and could become a significant competitive force in the future.
We believe that the reputation for quality and customer service that a supplier enjoys is a significant factor in a customer’s purchase decision. We believe that these factors favor our company, which provides quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support. In this regard, there is increasing pressure from customers, particularly the largest customers, to provide efficient delivery to promptly meet customer orders. While this pressure increases our need to build inventory levels, we believe that our ability to provide efficient delivery distinguishes us from many of our competitors and provides a competitive advantage. Price and payment terms are very important competitive factors. The concentration of our sales among a small group of customers has increasingly limited our ability to negotiate favorable terms for sales of our products.
For the most part, our products have not been patented nor do we believe that our products are patentable. We seek to protect our proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of our employees and other persons who have access to our proprietary processes and other information.
Company Operations
Production Process. Our remanufacturing process begins with the receipt of used alternators and starters, commonly known as “cores”, from our customers or core brokers. The cores are evaluated for inventory control purposes and then sorted by part number. Each core is completely disassembled into its fundamental components. The components are cleaned in a process that employs customized equipment and cleaning materials in accordance with the required specifications of the particular component. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. Core components not used in our remanufacturing process are sold as scrap.
After the cleaning process is complete, the component parts are inspected and tested as prescribed by our ISO TS 16949 approved quality control program, which is implemented throughout the production process. (ISO TS 16949 is an internationally recognized, world class, automotive quality system.) Upon passage of all tests, which are monitored by designated quality control personnel, the unit is assembled in a work cell into a finished product. Inspection and testing are conducted at multiple stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Finished products are either stored in our warehouse facility or packaged for immediate shipment. To maximize remanufacturing efficiency, we store component parts ready for assembly in our warehousing facilities. Our management information systems, including hardware and software, facilitate the remanufacturing process from cores to finished products.
We continue to explore opportunities for improving efficiencies in our remanufacturing process. In the last few years, we have reorganized our remanufacturing processes to combine product families with similar configurations into dedicated factory work cells. This remanufacturing process, known as “lean manufacturing”, replaced the more traditional assembly line approach we had previously utilized and eliminated a large number of inventory moves and the need to track inventory movement through the remanufacturing process. This new process impacted all of our production in California and Malaysia and has been used at our Mexico facility since the beginning of operations. Because of this “lean manufacturing” approach, we have significantly reduced the time it takes to produce a finished product.
Offshore Remanufacturing. The majority of our remanufacturing operations are now conducted at our remanufacturing facilities in Tijuana, Mexico and Malaysia. We also operate a shipping and receiving warehouse and testing facility in Singapore. These foreign operations have quality control standards similar or identical to those currently implemented at our remanufacturing facilities in Torrance, California. Our foreign operations are growing in importance as we take advantage of lower production costs, and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. In fiscal 2007, 2006 and 2005, our foreign operations produced approximately 64%, 32% and 15%, respectively, of our total production. Core receipt, sorting and storage and finished goods storage and distribution are currently performed at our facility in Torrance. We continue to transition the bulk of our remanufacturing, warehousing and shipping/receiving operations currently conducted in Torrance to our facilities in Mexico.
Cores and Other Raw Materials. The majority of our cores are obtained from customers as trade-ins, which are credited against accounts receivable. Our customers offer their consumers a credit to exchange their used units at the time of purchase. Our customers are not obligated to return all the cores returned by their consumers. We have historically purchased approximately 15% to 20% of our cores in the open market from core brokers who specialize in buying and selling cores. Although the open market is not a primary source of cores, it does offer us a supplemental source for maintaining stock balances, so that we can continue to meet our raw material demands. Because not all core components are reusable remanufacturing consumes, on average, more than one core for each remanufactured unit produced. During the fiscal year ended March 31, 2007, we purchased approximately 28% of our cores from core brokers. This increase in broker purchases was necessary to accommodate our offshore operations and the new business we obtained.
The price of a finished product sold to our customers is generally comprised of an amount for remanufacturing (“unit value”) and an amount separately invoiced for the core included in the product (“core charge”). The core charge is equal to the credit we offer to induce the customer to return the core and replenish the raw materials we need to produce additional finished goods. In accordance with our net-of-core-value revenue recognition policy, at the time a sale is recorded, we only recognize as revenue the unit value of the finished product. We also record as inventory unreturned the standard cost of cores included in the finished goods that are shipped to customers and that we expect to be returned to us. During fiscal 2007, 2006 and 2005, approximately 96%, 93% and 96%, respectively, of the cores we shipped as part of finished goods were returned to us resulting in the issuance of credits equal to the related core value.
Other materials and components used in remanufacturing are purchased in the open market. Our main supplier provided approximately 22%, 21% and 17% of our raw materials purchased during the years ended March 31, 2007, 2006 and 2005, respectively, and we are dependent on that supplier’s ability to provide us with product. No other supplier provided more than 10% of our raw material needs during these periods.
The ability to obtain cores, materials and components of the types and quantities we need is essential to our ability to meet demand.
Return Rights. Under our customer agreements and general industry practice, our customers are allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user customers. Customers have various contractual rights for stock adjustments which range from 3%-5% of total units sold. In some instances, we allow a higher level of returns in connection with a significant update order. Stock adjustment returns are not recorded until they are authorized by us, and they do not occur at any specific time during the year. In addition, we allow customers to return goods to us that their end-user customers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of stock adjustment and other customer returns to less than 20% of unit sales.
As is standard in the industry, we only accept returns from on-going customers. If a customer ceases doing business with us, we have no further obligation to accept additional product returns from that customer. Similarly, we accept product returns and grant appropriate credits from new customers from the time the new customer relationship is established. This obligation to accept returns from new customers does not result in decreased liquidity or increased expenses since we only accept one returned product for each unit sold to the new customer. The return must be received by us in the original box of the unit sold.
We provide for the anticipated returns of inventory in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and cost of sales for the unit value of goods sold based on a historical return analysis and information obtained from customers about current stock levels and anticipated stock adjustment returns.
Sales, Marketing and Distribution. We offer one of the widest varieties of alternators and starters available to the market, and we market and distribute our products throughout North America. Our products for the automotive retail chain market are primarily sold under our customers’ private labels. During fiscal 2004, we expanded our sales efforts beyond automotive retail chains to include warehouse distribution centers serving professional installers. Our products are sold under private label and our own Quality-Built™ brands. Products are shipped from our remanufacturing facility in Torrance, California and our fee warehouse facilities in Fairfield, New Jersey and Springfield, Oregon.
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
Employees. As of March 31, 2007, we had 580 employees in the United States (down from 833 at March 31, 2006, and 1,100 at March 31, 2005), substantially all of whom were located in Torrance, California. Of our U.S.-based employees, 104 are administrative personnel and 24 are sales personnel. In addition, at March 31, 2007, we employed 309 people in Singapore and Malaysia and 638 people at our remanufacturing facility in Tijuana, Mexico. A union represents all hourly employees covered by collective bargaining agreements at our Mexico facility. All other employees are non-union. We consider our relations with our employees to be satisfactory.

Seasonality of Business
Extreme weather conditions impact alternator and starter failures, resulting in a modest seasonal impact on our business. Due to their nature and design, as well as the limits of technology, alternators and starters traditionally failed when operating in extreme conditions. During the summer months, when the temperature typically increases over a sustained period of time, alternators were more likely to fail. Similarly, during winter months, starters were more likely to fail. Since alternators and starters are critical for the operation of the vehicle, failed units require immediate replacement. As a result, during the summer months we experienced an increase in alternator sales, and during the winter months we experienced an increase in starter sales. This seasonality impact has been diminished by the improvement in the quality of alternators and starters.
Governmental Regulation
Our operations are subject to federal, state and local laws and regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our businesses, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Potentially significant expenditures, however, could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.
Based upon the closing price of our common stock on September 29, 2006, we are now required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). A significant amount of management’s time has been focused on Section 404 compliance work associated with the filing of this Form 10-K, and significant costs have been incurred. We expect our SOX compliance work will continue to require significant commitment of management time and the incurrence of significant general and administrative expenses.
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
We rely on a few major customers for a significant majority of our business, and the loss of any of these customers, significant changes in the prices, marketing allowances or other important terms provided to any of our major customers or adverse developments with respect to the financial condition of any of our major customers would reduce our net income and operating results.
Our sales are concentrated among a few major customers. During fiscal 2007, sales to our five largest customers constituted 96% of our total sales, and sales to our largest customer constituted 60% of our total sales. Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of any of our major customers. The loss or significant decline of sales to any of our major customers would reduce our net income and adversely affect our operating results.
Our contract with our largest customer is scheduled to expire in August 2008. At this point, we cannot provide assurance that this contract will be extended or estimate the impact any such contract extension would have on our reported results. If this contract is not renewed or we are required to provide significant customer concessions to renew this contract, our operating results would be materially and adversely impacted.
The expansion of our offshore remanufacturing and logistic activities has put downward pressure on our near-term operating results and exposed us to increased risks associated with political or economic instability in the foreign countries where we conduct operations.
To respond to customer pressures while maintaining or improving gross margins, we have expanded our overseas operations. Most recently, we established a remanufacturing operation near Tijuana, Mexico. While we anticipate that the remanufacturing costs in Mexico will ultimately be lower than those we have incurred in our Torrance, California facility, we have experienced remanufacturing inefficiencies associated with the ramp-up of our Mexican operations that adversely impacted our operating results during the years ended March 31, 2007 and 2006. In addition, we believe that we will continue to incur duplicative logistics and general and administrative costs as we transition more of our activities from Torrance to Mexico. These inefficiencies are expected to have an adverse impact on our operating results through at least fiscal 2008. It is also possible that we could experience disruptions in remanufacturing and logistics activities as a result of the wind-down of our Torrance remanufacturing activities that could have a material adverse impact on our operating results. The expansion of our overseas operations also increases our exposure to political or economic instability in the host countries and to currency fluctuations.
The complexity associated with the accounting for our operating results and the SEC’s review of our previously issued financial statements and core accounting principles may continue to result in fluctuations in our reported operating results and additional future restatements of our previously issued financial statements.
Because we receive cores, a critical remanufacturing component, through customer returns and we offer marketing allowances and other incentives that impact revenue recognition, the accounting for our operations is more complex than that for many businesses the same size or larger. Approximately three years ago, the SEC commenced a review of our previously-filed financial statements. As we responded to the SEC’s questions, we undertook a comprehensive review of a number of our critical accounting policies, including several of our revenue recognition policies. This review resulted in the restatement of a number of our previously-issued annual and quarterly reports and required that we commit a significant level of management time and incur a significant level of professional fees. While we believe the SEC has completed this review, we have received no assurance in this regard. Our reported operating results could be subject to future accounting policy changes as a result of the SEC’s review of our public reports. In May 2007, the SEC contacted us and indicated they were conducting a review of the accounting principles applied by public companies that use cores acquired from customers in the production of their finished goods. We are cooperating with the SEC as their general review of these accounting issues proceeds. In addition, during the course of the preparation and review of our interim financial statements for the three and six months ended September 30, 2006, errors were identified in our application of generally accepted accounting principles. The correction of these errors required us to restate previously issued financial statements. In connection with our evaluation of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the current fiscal year, we have determined that there are material weaknesses in our internal controls over financial reporting.

Interruptions or delays in obtaining component parts could impair our business and adversely affect our operating results.
In our remanufacturing processes, we obtain used cores, primarily through customer core returns, and component parts from third-party manufacturers. Historically, the level of core returns from customers together with purchases from core brokers have provided us with an adequate supply of this key component. If there was a significant disruption in the supply of cores, whether as a result of increased core acquisitions by existing or new competitors or otherwise, our operating activities would be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. In fiscal 2007, we received 22% of our raw materials from a single supplier. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.
Increases in the market prices of key component raw materials could negatively impact our profitability.
In light of the long-term, continuous pressure on pricing which we have experienced from our major customers, we may not be able to recoup the higher prices which raw materials, particularly aluminum and copper, may command in the market-place. We believe the impact of higher raw material prices, which is outside our control, is mitigated to some extent because we recover a substantial portion of our raw materials from cores returned to us by our customers. However, we are unable to determine what adverse impact, if any, sustained raw material price increases may have on our profitability.
Substantial and potentially increasing competition could reduce our market share and significantly harm our financial performance.
While we believe we are well-positioned in the market for remanufactured alternators and starters, this market is very competitive. In addition, other overseas manufacturers, particularly those located in China, are increasing their operations and could become a significant competitive force in the future. We may not be successful competing against other companies, some of which are larger than us and have greater financial and other resources at their disposal. Increased competition could put additional pressure on us to reduce prices or take other actions which may have an adverse effect on our operating results.
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
We have experienced significant variations in our quarterly results of operations. These fluctuations have resulted from many factors, including shifting customer demands, shifts in the demand and pricing for our products and general economic conditions, including changes in prevailing interest rates. Our gross profit percentage fluctuates due to numerous factors, some of which are outside our control. These factors include the timing and level of marketing allowances provided to our customers, differences between the level of projected sales to a particular customer and the actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, fluctuations in the level of core returns during the period and general market and competitive conditions.
Our bank may not waive future defaults under our credit agreement.
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
While our recently completed private placement of common stock and warrants has strengthened our capital position, we expect that our indebtedness may increase substantially from time to time for various reasons, including fluctuations in operating results, marketing allowances provided to customers, capital expenditures and possible acquisitions. Our indebtedness could materially affect our business because (i) a portion of our cash flow must be used to service debt rather than finance our operations, (ii) it may eventually impair our ability to obtain financing in the future and (iii) it may reduce our flexibility to respond to changes in business and economic conditions or take advantage of business opportunities that may arise.

Our largest shareholder has the ability to influence all matters requiring the approval of our board of directors and our shareholders.
As of June 1, 2007, Mel Marks, our founder and Board member, held 14.5% of our outstanding common stock, and we believe other members of the Marks family held an additional 4.6% of our outstanding stock. As a result of his holdings, Mel Marks has the ability to exercise substantial influence over us and his interests (and those of his family) may conflict with the interests of other shareholders.
Our common stock is thinly traded and this market does not provide shareholders with a meaningful degree of liquidity.
Our common stock is currently traded on the Pink Sheets. Trading on the Pink Sheets can be sporadic, and the average trading volume is approximately 3,000 to 4,000 shares per day. As a result, Pink Sheet trading does not provide any meaningful liquidity to investors. While we will continue to seek exchange listing for our shares, our efforts to date have not been successful, and there is no assurance that our current efforts will succeed.
Our rights agreement contains provisions that could hinder or prevent a change in control of our company.
In February 1998, we established a rights plan, which expires in February 2008. Under this plan, in certain circumstances, including the acquisition of 20% of our outstanding common stock, each right not owned by the person acquiring this stock interest would entitle its holder to receive, upon exercise, shares of common stock having a value equal to twice the exercise price of the right. These rights make it more difficult for a third party to acquire a controlling interest in us without our Board’s approval. As a result, the existence of the rights could have an adverse impact on the market for our common stock.
Our failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and the price of our common stock.
Based upon the closing price of our common stock on September 29, 2006, we are now required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). Section 404 requires our management to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year and certify whether or not internal control over financial reporting is effective. Our independent accountants are also required to express an opinion with respect to the effectiveness of our internal controls. In connection with our evaluation of Section 404 compliance for the current fiscal year, we have determined that there are material weaknesses in our internal controls over financial reporting.
Unfavorable currency exchange rate fluctuations could adversely affect us.
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our growing operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or offset to general and administrative expenses in current period earnings.
Item 1B Unresolved Staff Comments
We have not received any written comments from the SEC staff regarding our periodic or current reports under the Securities Exchange Act of 1934 that were issued more than 180 days before the end of fiscal 2007, which we believe remain unresolved. Approximately three years ago, however, the SEC commenced a review of our previously-filed financial statements. While we believe the SEC has completed this review, we have received no assurance in this regard.
Item 2 Properties
We lease all of the real property used in our operations. We presently lease approximately 227,000 square feet of warehouse, production and administrative space in Torrance, California. In fiscal 2007, we experienced a significant increase in unit demand from our existing and new customers. As a result, in November 2006, we entered into an amendment to the lease that extended the lease term for an additional five year period ending March 31, 2012. Under the amendment, we have the right to cancel the lease with respect to approximately 80,000 square feet of the leased space in the first and the second year of the extended lease period. The amendment also gives us an option to extend the lease for an additional five years beginning April 1, 2012. We also lease approximately 4,005 square feet adjacent to our main Torrance facility that is used as additional office and record storage space. The lease on this second building has terms which coincide with the lease on the main Torrance building. We expect to continue to use our Torrance facility for receiving, distribution and other logistics related activities until we can transition this portion of our remanufacturing operations to our facility in Mexico.
On October 28, 2004, we entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Mexico. The lease has a term of 10 years from the date the facility was available for occupancy, and we have an option to extend the lease term for two additional 5-year periods. In May 2005, we took possession of these premises. In April 2006, we leased an additional 61,000 square feet adjoining its existing space. On October 18, 2006, we entered into an amendment to lease an adjacent 125,000 square feet. This new space was fully occupied in January 2007 and is expected to be used for core receiving, sorting and storage related functions. The amendment has the same terms as the current lease.
In addition, we occupy nearly 50,000 square feet of leased remanufacturing, warehousing, and office space under eight separate leases which expire on various dates through March 31, 2009, in Singapore and Malaysia.
The Nashville, Tennessee area facilities we lease consist of two locations. We currently lease approximately 2,067 square feet of office space under a lease that expires on May 31, 2012. In April 2005, we entered in an agreement to lease approximately 82,600 square feet of warehouse and office space for a term of five years and two months. We currently intend to close this warehouse facility during the second quarter of fiscal 2008 and are seeking to sub-lease the facility.
We believe the facilities we are retaining are sufficient to satisfy our foreseeable warehousing, production, distribution and administrative office space requirements.
Item 3 Legal Proceedings
In fiscal 2003, the SEC filed a civil suit against us and our former chief financial officer, Peter Bromberg, arising out of the SEC’s investigation into our fiscal 1997 and 1998 financial statements (“Complaint”). Simultaneously with the filing of the SEC Complaint, we agreed to settle the SEC’s action without admitting or denying the allegations in the Complaint. Under the terms of the settlement, we are subject to a permanent injunction barring us from future violations of the antifraud and financial reporting provisions of the federal securities laws. No monetary fine or penalty was imposed upon us in connection with this settlement with the SEC. The United States Attorney’s Office has informed us that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint.
On May 20, 2004, the SEC and the United States Attorney’s Office announced that Peter Bromberg was sentenced to ten months, including five months of incarceration and five months of home detention, for making false and misleading statements about our financial condition and performance in our 1997 and 1998 Forms 10-K filed with the SEC.
In December 2003, the SEC and the United States Attorney’s Office filed charges against Richard Marks, our former President and Chief Operating Officer. Mr. Marks agreed to plead guilty to the criminal charges, and on June 17, 2005 he was sentenced to nine months of incarceration, nine months of home detention, 18 months of probation and fined $50,000. In settlement of the SEC’s civil fraud action, Mr. Marks paid over $1.2 million in fines and was permanently barred from serving as an officer or director of a public company.
Based upon the terms of agreements we previously entered into with Mr. Marks, we paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. During fiscal 2006, 2005 and 2004, we incurred costs of approximately $368,000, $556,000 and $966,000, respectively, pursuant to this indemnification arrangement. Following the conclusion of these investigations, we sought reimbursement from Mr. Marks of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement, Mr. Marks is obligated to pay us $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks made the June interest payment on June 22, 2007. As required by this agreement, Mr. Marks pledged 80,000 shares of our common stock to secure this payment obligation. If at any time the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock to maintain no less than the 125% coverage level. Richard Marks is the son of Mel Marks, our founder, largest shareholder and member of our Board. The settlement with Mr. Richard Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel. At March 31, 2007, we recorded a shareholder note receivable for the $682,000 Mr. Marks owes to us. The note is classified in shareholders’ equity as it is collateralized by our common stock. We reduced our general and administrative expenses by $682,000 and recorded related interest income of $75,000 during the year ended March 31, 2007.
We are subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

Item 4 Submission of Matters to a Vote of Security Holders
None.
PART II
Item 5 Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our Common Stock is currently traded on the Pink Sheets under the trading symbol MPAA.PK. The trading on the Pink Sheets can be sporadic and does not constitute an established trading market for our Common Stock. The following table sets forth the high and low bid quotations for our Common Stock during each quarter of fiscal 2007 and 2006 as tracked on the Pink Sheets. The quotations reflect inter-dealer prices and may not necessarily represent actual transactions and do not include any retail mark-ups, markdowns or commissions.

	Fiscal 2007		Fiscal 2006
	High	Low	High	Low
1st Quarter	$13.35	$11.05	$11.65	$9.80
2nd Quarter	$13.51	$11.35	$11.41	$10.72
3rd Quarter	$14.70	$13.10	$11.00	$8.98
4th Quarter	$14.95	$12.60	$14.90	$9.95
As of June 27, 2007 there were 12,026,731 shares of Common Stock outstanding held by 69 holders of record. We have never declared or paid dividends on our Common Stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lender prohibits payment of dividends, except stock dividends, without the lender’s prior consent.
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

Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of March 31, 2007:

	(a)		(b)	(c)
Number of securities
remaining available for future
	Number of securities to be		Weighted-average exercise	issuance under equity
	issued upon exercise of		price of outstanding	compensation plans (excluding
	outstanding options,		options warrants and	securities reflected in column
Plan Category	warrants and rights		rights	(a)
Equity compensation plans approved by securities holders	1,688,067	(1)	$8.29	187,766	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,688,067		$8.29	187,766

(1)
Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, Director’s Plan, 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

(2)	Consists of options available for issuance under our 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

Performance Graph
The following graph compares the cumulative return to holders of common stock for the fiscal years ended March 31, 2003, 2004, 2005, 2006 and 2007 with the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Market Index and an index for our peer group. The comparison assumes $100 was invested at the close of business on March 31, 2002 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100 at March 31, 2002
Index Through March 2007
Annual Return Percentage — Based upon historical performance, the following table depicts the annual percentage return earned in each of the three comparison groups:
Total Shareholder Returns-Dividends Reinvested
Annual Return Percentage

	Year Ended March 31,
Company/Index	2003	2004	2005	2006	2007
Motorcar Parts of America, Inc	-50.55%	271.11%	31.15%	21.92%	7.49%
Peer Group	-28.01%	43.21%	5.75%	2.12%	21.12%
NASDAQ	-26.98%	49.38%	0.85%	18.01%	4.17%

Indexed Returns — Based upon historical performance, the following table displays the results of $100 invested at the close of business on March 31, 2002 in the common stock of each of the comparison groups and assumes reinvestment of dividends:
ZACKS TOTAL RETURN ANNUAL COMPARISON
5 YEAR CUMULATIVE TOTAL RETURN SUMMARY
Through March 31, 2007

		2002	2003	2004	2005	2006	2007
MPA	Return %		(50.55)	271.11	31.15	21.92	7.49
	Cum $	$100.00	$49.45	$183.51	$240.68	$293.44	$315.41
NASDAQ	Return %		(26.98)	49.38	0.85	18.01	4.17
	Cum $	$100.00	$73.02	$109.08	$110.00	$129.82	$135.23
Peer Group	Return %		(28.01)	43.21	5.75	2.12	21.12
	Cum $	$100.00	$71.99	$103.10	$109.02	$111.34	$134.85
Corporate Performance Graph with peer group uses peer group only performance and excludes Motorcar Parts of America, Inc.
Peer group indices use beginning of period market capitalization weighting.
S&P index returns are calculated by Zacks.
Peer Group:
•	Aftermarket Technologies Corporation

•	Dorman Products, Inc.

•	Standard Motor Products, Inc.

•	Proliance International, Inc.
Item 6 Selected Financial Data
The following selected historical consolidated financial information as of and for each of the years ended March 31, 2007, 2006, 2005, 2004 and 2003, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

	Fiscal Year Ended March 31,
Income Statement Data	2007	2006	2005	2004	2003
Net sales	$136,323,000	$108,397,000	$96,719,000	$80,349,000	$83,969,000
Operating income (loss)	(2,475,000)	6,298,000	13,438,000	9,232,000	7,521,000
Net income (loss)	$(4,956,000)	$2,085,000	$7,281,000	$5,400,000	$10,994,000
Basic net income (loss) per share	$(0.59)	$0.25	$0.89	$0.67	$1.38

Diluted net income (loss) per share	$(0.59)	$0.25	$0.85	$0.64	$1.29

	March 31,
Balance Sheet Data	2007	2006	2005	2004	2003
Total assets	$131,986,000	$101,136,000	$85,647,000	$62,150,000	$57,604,000
Working capital	(27,162,000)	12,608,000	16,840,000	18,367,000	7,563,000
Line of credit	22,800,000	6,300,000	—	3,000,000	9,932,000
Capital lease obligations — less current portion	3,629,000	4,857,000	938,000	1,247,000	209,000
Shareholders’ equity	$47,828,000	$51,595,000	$48,670,000	$40,834,000	$35,775,000
Working capital has been adjusted for the reclassification of core inventory as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Critical Accounting Policies, Inventory, Long-term Core Inventory and Long-term Core Deposits, page 18.

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, our ability to renew the contract with our largest customer that is scheduled to expire in August 2008 and the terms of any such renewal, the increasing demands on our working capital, including the significant strain on working capital associated with large core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures, the material weaknesses in our internal controls over financial reporting, the SEC’s review of our previously filed public reports, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese manufacturers, difficulty in obtaining cores and component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Management Overview
During the fiscal year ended March 31 2007, we embarked on a number of important initiatives. Firstly, we focused on increasing market share in both the DIY and the DIFM market. Secondly, we focused on making sure that our operating margins could withstand the threat of competitive pricing pressures by moving the majority of our production offshore. We are also in the process of moving the remaining logistics support from our California location to our Mexico facility.
With respect to the first initiative, our focus was to increase our market share with retailers who are predominantly in the DIY market and who are increasingly targeting the DIFM market. With respect to this initiative, we added a full line supply contract with one of the top five retailers in the United States. We began shipping product to this new customer in August after a significant changeover effort. When we entered into this new customer relationship, we did not expect to realize the full benefit from this arrangement during the first year of the contract due to the various start-up expenses. We believe this customer will be a contributor to our profitability in the future. In addition, we have taken efforts to bolster the service levels to each of our retail customers to ensure that we maximize their respective opportunities for growth. As a result of this initiative, unit sales to our retail customers are up by 10% over the prior year excluding the effect of the termination of the POS arrangement. We have also made significant in-roads into supplying the DIFM market. As of year end our private label and our own brand, Quality Built™ represents unit sales of approximately 21% of our total unit sales, an increase of 43% over the prior year. This does not include the portion of our unit sales to the DIFM market that come from our retail customer.
Overall during fiscal 2007, our net sales reached historic highs. Net sales increased by 25.8%. This metric has been affected positively by a one time catch up of sales of product previously shipped under our terminated POS arrangement. If the sales associated with the POS termination are not taken into account, net sales are up by 14.9%
A significant portion of this sales growth is supported by long-term agreements with our customers. During fiscal 2007, we began shipping to a large new customer, amended our agreement with our largest customer to end the prior POS agreement and purchase a portion of their on-hand cores, and broadened our agreement with our large OE customer. While these longer-term agreements strengthen our customer relationships and improve our overall business base, they require a substantial amount of working capital to meet ramped-up production demands, purchase core inventory and provide marketing and other allowances that are often front-loaded and significantly reduce the near-term gross profit and the associated cash flow from these new or expanded arrangements. We evaluate new business opportunities by looking at the returns over a 3 to 5 year period. If the anticipated returns meet our threshold levels, we will pursue the new business.
With respect to our second initiative outlined above, we embarked on a dual approach to increasing our offshore manufacturing. We opened a new remanufacturing facility in Mexico with the goal to produce the majority of our supply to the North American marketplace in Mexico. The facility has been successfully, launched with early indications that our manufacturing costs will be improved. In addition we intend to completely move core sorting warehousing and shipping to this location. During fiscal 2007, we had significant expenses relating to building out this facility and the ramp-up of production at this facility. We experienced various operating inefficiencies, including a significant new work force which had to go through intensive training. Due to the significant number of laborers needed in our operating processes this was expensive and slow. In addition, we had to keep our California operations running at a higher than normal capacity to make sure that none of our operations suffered while we continued with our offshore initiative. As of the end of fiscal 2007 the Mexico workforce totaled 638. We also had to pay duplicative overhead costs like rent, maintain excess inventory to continue hitting fill rates with customers and allocate inventory over multiple locations. The impact of these expenditures is evidenced by lower gross margins and an increase in our fixed and overhead costs. It is our expectation that we will start to reap the benefits of these initiatives in the future.
The impact on our working capital from these factors is evident in the significant increases in accounts payable and accrued liabilities, the increase in the line of credit and the decrease in net accounts receivable. These changes from the prior fiscal year are primarily due to the higher levels of inventory purchased, the increase in manufacturing costs and higher level marketing allowances provided to our customers.
The increased borrowings on our line of credit, higher level of factored receivables and increased average days over which the receivables were factored, associated with extended payment terms we have provided to our customers, resulted in a more than 100% increase in our net interest expense.
Based upon the closing price of our common stock on September 29, 2006, we are now required to comply with Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”). A significant amount of management time has been focused on compliance work and significant costs have been incurred. During fiscal 2007, we incurred approximately $2,379,000 of general and administrative expenses related to Section 404 compliance
As we move forward into fiscal 2008, we continue to aggressively increase both the volume and the percentage of units remanufactured at our Mexico and Malaysia facilities. In addition, because our Mexico operations experience lower labor-related costs than Torrance, we began to relocate our logistics functions to Mexico by leasing an additional building adjacent to the existing facility. We expect to continue to use our Torrance facility for receiving, distribution and other logistics related activities until we transition this portion of our operations to our facilities in Mexico during fiscal 2008. We also anticipate that competitive pressures may increase as overseas manufacturers, particularly those based in China, expand the scope of their operations.
Although our SOX compliance work will continue to require a significant commitment of management time and the incurrence of significant general and administrative expenses, we are near the close of the first year of compliance which required both the documentation of our internal controls and the implementation of a testing process. As we move into the second year, the focus of the compliance work shifts to necessary remediation, maintenance of the internal control process and its documentation and testing.
To address our working capital needs, in May 2007, we sold 3,641,909 shares of our common stock in a private placement at a price of $11.00 per share, resulting in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000. We also issued warrants to purchase up to 546,283 shares of our common stock, at an exercise price of $15.00 per share. The warrants are callable by us if the volume weighted average trading price of our common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below and in Note B to our consolidated financial statements.
In preparing our consolidated financial statements, we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affects the reported amounts of assets, liabilities and the amount and timing of revenues and expenses we recognize for and during the reporting period. Actual results may differ from our estimates.
Our remanufacturing operations require that we acquire cores, a necessary raw material, from our customers and offer our customers marketing and other allowances that impact revenue recognition. These elements of our business give rise to accounting issues that are more complex than many businesses our size or larger. In addition, the relevant accounting standards and issues continue to evolve. As a result, certain of our previously issued financial statements have been restated to reflect changes in our application of generally accepted accounting principles.
Inventory, Long-term Core Inventory and Long-term Core Deposit
Inventory is stated at the lower of cost (determined using an average costing method) or market. The standard cost of inventory is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The standard cost of inventory is evaluated at least quarterly during the fiscal year and adjusted to reflect current lower of cost or market levels. Standard costs are determined for individual items of inventory within each of the three classifications of inventory as follows:
Core and other raw material inventories are stated at the lower of cost (determined using an average costing method) or market. We determine market by obtaining the current replacement cost based on average purchase prices for cores or other raw materials.

Since we accept a significant level of return cores from our customers at rates that do not reflect current replacement costs, we also use core broker price lists to establish current replacement costs when purchases from core brokers do not provide sufficient average purchase price information. The price list information was adjusted to provide for the impact seasonality had on the supply and demand of cores and thus on the replacement cost of the cores. Since the impact of seasonality has diminished significantly, this adjustment has become immaterial and we discontinued this practice during fiscal 2007. This change will not have a material effect on our financial statements.
Finished goods cost includes the standard cost of cores and raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in standard costs that would otherwise occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overheads such as severance costs, duplicated facility overhead costs, and spoilage from the calculation of the standard costs and expense them as period costs as required in Financial Accounting Standards Board (FASB) Statement No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). For the year ended March 31, 2007, costs of approximately $216,000 were considered abnormal and thus excluded from the standard cost calculation.
Work in process is in various stages of production, is on average 50% complete and is valued at 50% of the standard cost of a finished good. Work in process inventory historically comprises less than 3% of the total inventory balance.
We provide for an allowance for potentially excess and obsolete inventory based upon historical usage.
We apply the guidance pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), by recording vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.
When we ship goods to a customer, we reduce the inventory account for the amount of product shipped and establish an inventory unreturned account representing the value of cores and finished goods included in that portion of the shipment that is expected to be returned by the customer within one year. Inventory unreturned is valued in the same manner as our other inventory.
In the fourth quarter of fiscal 2007, we reclassified core inventory held at our locations and held at customers’ locations to long-term core inventory. The reclassified core inventory totaled $42,492,000 and $33,822,000 at March 31, 2007 and 2006, respectively. This reclassification had no impact on total assets or core inventory value. Our determination for reclassifying the core inventory was based on a current assessment of the timing of the realization of the core values.
The long-term core deposit account represents the value of cores shipped to customers and expected to be returned beyond a one year time frame. The long-term core deposit is established when we agree with a customer to purchase cores held by the customer and remaining on the customer’s premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The credits against that customer’s receivable are based upon the core purchase price previously established with the customer. At the same time, we record the long-term core deposit for the cores purchased at our standard core cost. The difference between the credit granted and the standard cost of the long-term core deposit is treated as a sales allowance reducing revenue as required under EITF 01-9.
Our long-term core deposits are stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current standard cost of the related core inventory. At least annually, and as often as quarterly, a reconciliation and confirmation is performed to determine that the number of cores purchased, but retained at the customer’s premises, remains sufficient to support the amounts recorded in the long-term core deposit account. At the same time, the mix of cores is reviewed to determine that the aggregate value of cores in the account has not changed during the reporting period. We evaluate the value of cores supporting the long-term core deposit account each quarter. This evaluation is performed on the cores in aggregate and considers our core standard costs. If we identify any permanent reduction in either the number or the aggregate value of the core inventory mix held at the customer location, we will record a reduction in the long-term core deposit account for that period.

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
Revenue Recognition; Net-of-Core-Value Basis
The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the core included in the product (“core value”) and for the value added by remanufacturing (“unit value”). The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, more than 90% of the remanufactured alternators and starters we sell to customers are returned by customers as a used but remanufacturable core. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the core value as revenue when the finished products are sold. We generally limit core returns to the number of similar cores previously shipped to each customer.
Revenue Recognition and Deferral – Core Revenue
Full price cores: When we ship a product, we invoice certain customers for the core portion of the product at full core sales price but do not recognize revenue for the core value at that time. For these cores, we recognize core revenue based upon an estimate of the rate at which our customers will pay cash for cores in lieu of returning cores for credits.
Nominal price cores: We invoice other customers for the core portion of product shipped at a nominal core price. Unlike the full price cores, we only recognize revenue from cores not expected to be returned when we believe that we have met all the following criteria under SAB 104:
•
we have a signed agreement with the customer covering the nominally priced cores not expected to be returned, and the agreement must specify the number of cores our customer will pay cash for in lieu of returning a core and the basis on which the nominally priced cores are to be valued (normally the average price per core stipulated in the agreement).

•	the contractual date for reconciling our records and customer’s records of the number of nominally priced cores not expected to be returned must be in the current or a prior period.

•	the reconciliation must be completed and agreed to by the customer

•	the amount must be billed to the customer.
Deferral of Core Revenue. As noted previously, we have in the past and may in the future agree to buy-back cores from certain customers. The difference between the credit granted and the standard cost of the cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of core buybacks, we have now decided to defer core revenue from these customers until there is no expectation that sales allowances associated with core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. During the year ended March 31, 2007, $1,575,000 of such core revenues was deferred. No core revenues were deferred in prior periods.
Revenue Recognition; General Right of Return
We allow our customers to return goods to us that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). In addition, under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory quantity of certain product lines exceeds the anticipated quantity of sales to end-user customers (stock adjustment returns). We seek to limit the aggregate of customer returns, including warranty and stock adjustment returns, to less than 20% of unit sales. In some instances, we allow a higher level of returns in connection with a significant update order.
We provide for such anticipated returns of inventory in accordance with Statement of Financial Accounting Standards No. 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and the related cost of sales for the units estimated to be returned.
Our allowance for warranty returns is established based on a historical analysis of the level of this type of return as a percentage of total unit sales. Stock adjustment returns do not occur at any specific time during the year, and the expected level of these returns cannot be reasonably estimated based on a historical analysis. Our allowance for stock adjustment returns is based on specific customer inventory levels, inventory movements and information on the estimated timing of stock adjustment returns provided by our customers.
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
Accounting for Deferred Taxes
The valuation of deferred tax assets and liabilities is based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS 109, “Accounting for Income Taxes.” For fiscal 2007 and 2006 management determined that no valuation allowance was necessary for deferred tax assets.
Financial Risk Management and Derivatives
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our growing operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. We had foreign exchange contracts with a U.S. dollar equivalent notional value of $5,463,000 and $4,131,000 and a nominal fair value at March 31, 2007 and 2006, respectively. These contracts expire in a year or less. Any changes in the fair value of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For fiscal 2007, the net effect of the foreign exchange contracts was to increase general and administrative expenses by approximately $11,000.
Share-based Payments
Effective April 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) using the modified prospective application method of transition for all our stock-based compensation plans. Accordingly, while the reported results for the fiscal 2007 reflect the adoption of FAS 123R, prior year amounts have not been restated. FAS 123R requires the compensation costs associated with stock-based compensation plans be recognized and reflected in our reported results.

The following table presents the impact adoption of FAS 123R had on our audited consolidated statement of operations for the year ended March 31, 2007.

Year Ended March
31, 2007
Operating income (loss)	$(1,557,000)
Interest expense — net of interest income	—

Income (loss) before income tax expense (benefit)	(1,557,000)
Income tax expense (benefit)	(542,000)

Net income (loss)	$(1,015,000)

Basic net income (loss) per share	$(0.12)

Diluted net income (loss) per share	$(0.12)

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
As of March 31, 2007, we had approximately $1,444,000 of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over the remaining weighted average vesting period of 2.3 years.
New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No.159”). FAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We expect to adopt FAS No. 159 in the first quarter fiscal 2009.
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (‘‘FAS No. 157’’). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of FAS No. 157 on our consolidated financial position and results of operations.
In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold for financial statement recognition and a measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for us beginning April 1, 2007. While our evaluation is not complete, we do not expect adoption of FIN 48 to have a material impact on our financial statements.
Subsequent Event
On May 23, 2007, we completed the sale of 3,641,909 shares of our common stock, at a price of $11.00 per share, resulting in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000, and warrants to purchase up to 546,283 shares of our common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by us if the volume weighted average trading price of our common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days.
We are obligated to file a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants by July 31, 2007 and to cause the registration statement to become effective no later than October 19, 2007. If we miss either of these deadlines, we are obligated to pay the purchasers of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate proceeds from this private placement, and an additional 1% for each subsequent month these deadlines are not met, until the partial liquidated damages paid equals 19% of such aggregate proceeds. Any payments made under this registration rights agreement will reduce additional paid-in-capital.

Results of Operations
The following table summarizes certain key operating data for the periods indicated:

	Year Ended March 31,
	2007	2006	2005
Gross profit	15.6%	23.4%	29.6%
Cash flow from operations	$(9,313,000)	$(11,454,000)	$4,206,000
Finished goods turnover (1)	4.21	2.35	3.00
Finished goods turnover, excluding POS inventory (2)	5.05	4.42	5.23
Return on equity (3)	(10.36)%	4.30%	17.80%

(1)	Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average of the finished goods inventory values, including the long-term core portion at the beginning and the end of each year. We believe that this provides a useful measure of our ability to turn production into revenue. The finished goods turnover ratio in fiscal 2007 was positively impacted by the termination of the POS agreement in August 2006.

(2)	Finished goods turnover, excluding POS inventory is calculated by dividing the cost of goods sold for the year by the average of the finished goods inventory values, including the long-term core portion at the beginning and the end of each year and excluding pay-on-scan inventory. We believe that this provides a useful measure of our ability to manage the inventory which is within our physical control.

(3)	Return on equity is computed as net income divided by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably.
Following is our results of operation, reflected as a percentage of net sales:

	Fiscal Year Ended March 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	84.4	76.6	70.4

Gross profit	15.6	23.4	29.6
Operating expenses:
General and administrative	13.3	13.2	12.0
Sales and marketing	3.0	3.3	2.9
Research and development	1.1	1.1	0.9

Operating income (loss)	(1.8)	5.8	13.8
Interest expense — net of interest income	4.3	2.7	1.7
Income tax expense (benefit)	(2.5)	1.2	4.6

Net income (loss)	(3.6)	1.9	7.5

Fiscal 2007 compared to Fiscal 2006
     Net Sales. Gross sales in fiscal 2007 increased by approximately $55,836,000 or 37.9% primarily due to the sale of products previously shipped on a POS basis totaling $19,795,000 and higher sales to our new and existing customers. This increase was partially offset by the $8,062,000 write-down of the long-term core deposit we established in connection with the termination of the POS arrangement that reduced net sales by a comparable amount. Our gross sales increase was further offset by an $8,849,000 increase in marketing allowances from $18,620,000 for fiscal 2006 to $27,469,000 for fiscal 2007. This increase was primarily due to marketing allowances we provided to new customers during fiscal 2007. In general, a disproportionate percentage of marketing allowances for new customers are front-loaded. Marketing allowances as a percentage of sales including the net sales impact from the termination of the POS arrangement, increased marginally by 0.9% for fiscal 2007 compare to fiscal 2006. Customer returns (which also reduce gross sales) increased by $6,697,000 from $28,156,000 for fiscal 2006 to $34,853,000 for fiscal 2007. As a percentage of sales including the net sales impact from the termination of the POS arrangement, customer returns decreased 2.0% for fiscal 2007 compared to fiscal 2006 primarily due to a reduction in warranty return rates. As a result of these factors, net sales for fiscal 2007 increased $27,926,000, or 25.8%, to $136,323,000 over the net sales for fiscal 2006 of $108,397,000.

     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased from 76.6% for fiscal 2006 to 84.4% for fiscal 2007 resulting in a corresponding decrease in our gross profit percentage to 15.6% in fiscal 2007 from 23.4% in fiscal 2006. The $8,062,000 sales incentive associated with the write-down of the long-term core deposit noted above, the increase in marketing allowances associated with new business and the customer returns and adjustments discussed in the preceding paragraph reduced our gross profit percentage for fiscal 2007 by 11.6%. Each of these charges reduced net sales for fiscal 2007, but did not impact the cost of goods sold. The lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when compared to fiscal 2006 were partially offset by the reduction in the value of on-hand inventory associated with the reduction in our standard cost. This impact is expected to continue until our standard cost fully reflects the lower remanufacturing costs of the Mexican and Malaysian facilities.
     General and Administrative. Our general and administrative expenses increased $3,848,000 to $18,185,000 from $14,337,000 for fiscal 2006. The increase was primarily due to approximately $2,100,000 of increased expenses we incurred to meet the SOX Section 404 requirements by the end of fiscal 2007, compensation expenses of approximately $1,557,000 associated with our initial recognition under FAS 123R of stock options and approximately $1,463,000 associated with incentive and other bonuses. General and administrative expenses in our Mexico facility increased from $587,000 in fiscal 2006 to $1,225,000 in fiscal 2007 due primarily to the ramp-up of activities at our Mexico facility. In addition, we eliminated 80 positions at our Torrance facilities in the fourth quarter of fiscal 2007 and recorded $258,000 of severance and other costs related to this reduction in staff. Our general and administrative expenses were offset by the recording of the shareholder note receivable of $682,000 for reimbursement of indemnification costs. In addition, general and administrative expenses were further offset by the reduction in fiscal 2007 of the following expenses that were incurred during fiscal 2006: (i) $364,000 associated with our response to the SEC’s review of our SEC filings that began in 2004 and the related restatement of our financial statements, (ii) $368,000 in our indemnification costs associated the SEC’s and the U.S. Attorney’s Office’s investigation of our former president and chief operating officer and (iii) start-up costs of approximately $716,000 related to our production location in Mexico and our distribution center in Nashville, Tennessee. In addition, in fiscal 2007, we recorded a $300,000 increase in the amortization of the deferred gain associated with our sale/leaseback financing that reduces our general and administrative expenses.
     Sales and Marketing. Our sales and marketing expenses increased by $580,000 to $4,116,000 for fiscal 2007 from $3,536,000 for fiscal 2006. The increase was due primarily to increases in staffing in the sales and marketing departments to support the increased sales volume and customer base and the $180,000 increase in commission expenses to $388,000 for fiscal 2007. As a percentage of sales, sales and marketing expenses decreased from 3.3% for fiscal 2006 to 3.0% for fiscal 2007. The reduction as a percentage of sales was a result of increased sales.
     Research and Development. Research and development expenses increased by $223,000 from $1,234,000 for fiscal 2006 to $1,457,000 for fiscal 2007. The increase, primarily in wage-related expenses, was due to the increased cost of supporting our new business and the development of new diagnostic equipment for our Mexico and Malaysia facilities.
     Interest Expense. Our interest expense, net of interest income, was $5,913,000 in fiscal 2007. This represents an increase of $2,959,000 over net interest expense of $2,954,000 for fiscal 2006. This increase was principally attributable to an increase in the average outstanding balance on our line of credit, the increase in the amount of receivables that were discounted under our factoring agreements, the increase in the average days over which the receivables were factored associated with the extended payment terms we have provided certain of our customers and the increase in short-term interest rates.
     Income Tax. For fiscal 2007, we recognized income tax benefits of $3,432,000 compared to an income tax expense of $1,259,000 for fiscal 2006. Our tax rate for fiscal 2007 was significantly different compared to the tax rate for fiscal 2006 primarily as a result of the greater impact of tax credits and foreign tax payments on a lower estimated U.S. net income before taxes. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. Our net operating loss in fiscal 2007 resulted in the creation of net operating loss carry forwards of approximately $1,921,000.
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

     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased to 76.6% in fiscal 2006 from 70.4% in fiscal 2005 causing a decrease in the gross profit percentage to 23.4% in fiscal 2006 from 29.6% in fiscal 2005. Approximately 4.3% of the decrease in the gross profit percentage resulted from the $6,624,000 increase in discounts and allowances, which reduce reported sales but do not impact the cost of goods associated with those sales. In addition, facility start-up costs of $699,000 related to our new production location in Tijuana, Mexico and our new distribution center in Nashville, Tennessee contributed to this decrease. These decreases were partially offset by higher unreturned core revenue, which has a higher margin than unit sales, and higher royalty income, which has no associated cost of sales.
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
Liquidity and Capital Resources
During the last five fiscal years, we financed our operations through the use of our bank credit facility, cash flows from operating activities, the receivable discount programs we have with two of our customers and a capital financing sale-leaseback transaction with our bank. Our working capital needs have increased significantly in light of core inventory purchases, ramped up production demands and related higher inventory levels and increased marketing allowances associated with our new or expanded business. During the last four fiscal years, our tax payments were significantly reduced through the utilization of our net operating loss carry forwards. As a result of our fiscal 2007 loss, we now have a net operating loss carry forward of approximately $1,921,000 that can be used to reduce future tax payments. To respond to our growing working capital needs and strengthen our financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000.
We believe the proceeds from our recent private placement together with amounts available under our amended bank credit facility, cash flows from operations and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next year. We cannot provide assurance in this regard, however.
Working Capital and Net Cash Flow
At March 31, 2007, we had negative working capital of $27,162,000, a ratio of current assets to current liabilities of 0.6:1, and cash and cash equivalents of $349,000, which compares to working capital of $12,608,000, a ratio of current assets to current liabilities of 1.3:1, and cash and cash equivalents of $400,000 at March 31, 2006. Working capital decreased primarily due to the decrease in trade receivables of $11,643,000 resulting from the increased marketing allowances we provided to secure new business and accruals for customer finished good returns, an increase in trade accounts payable and accrued liabilities of $21,718,000, an increase in our line of credit of $16,500,000. These decreases in working capital were partially offset by an increase in unreturned finished goods inventory of $2,938,000 that resulted from increased unit sales and an increase in income tax receivable and deferred income tax assets of $2,629,000.

Net cash used in operating activities was $9,313,000 for fiscal 2007 compared to $11,454,000 for fiscal 2006. The most significant changes in operating activities for fiscal 2007 were the increase in customer finished good returns accrual of $6,254,000, the decrease in accounts receivable of $5,396,000 and the increase in accounts payable and accrued liabilities of $21,702,000. The increase in customer finished goods returns accrual was primarily related to the increase in unit sales. The decrease in accounts receivable was primarily related to increase in marketing allowances provided to customers and the timing of customer core returns. The increase in accounts payable was primarily due to lengthening of payment terms with suppliers. In fiscal 2007, we extended payment terms on our accounts payable as far as we can reasonably expect to, and we believe the additional capital available from our private placement will reduce the need to put a comparable strain on our supplier relationships in the future. These changes in operating activities were partly offset by the increase in deferred tax assets of $3,444,000, the increase in unreturned finished goods inventory of $2,938,000, the increase in our long-term core inventory of $8,670,000 and the increase in our long-term core deposit of $20,791,000. The increase in unreturned finished goods inventory as well as long-term core inventory was due primarily to increased product sales. The increase in long-term core deposits was due primarily to the termination of the POS agreement and the related core buy back with our largest customer. (See discussion under Part I, Item 1. Business, “Multi-Year Inventory Transactions”, on page 5.)
Net cash used in investing activities totaled $6,004,000 in fiscal 2007. These investing activities were primarily related to the capital expenditures of $5,887,000 during this period predominantly spent in conjunction with our new manufacturing facility in Mexico. We expect to continue to use cash in investing activities during fiscal 2008.
Net cash provided by financing activities was $15,328,000 in fiscal 2007 primarily as a result of additional draw-downs under our bank line of credit. These funds were primarily used to purchase customers’ core inventories and establish the related long-term core deposits, make a final payment of $3,910,000 in connection with the recently-terminated POS arrangement with our largest customer that was made in April 2006 and to purchase property, plant and equipment.
Capital Resources
Private Placement
On May 23, 2007, we completed the private placement of 3,641,909 shares of our common stock at a price of $11.00 per share and warrants to purchase up to 546,283 shares of our common stock, at an exercise price of $15.00 per share. This private placement resulted in gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000 that will be used for general corporate purposes. In connection with this private placement, we agreed to file a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants by July 31, 2007 and to cause the registration statement to become effective no later than October 19, 2007. If we miss either of these deadlines, we are obligated to pay the purchasers of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate proceeds from this private placement, and an additional 1% for each subsequent month these deadlines are not met, until the partial liquidated damages paid equals 19% of such aggregate proceeds. Any payments made under this registration rights agreement will reduce additional paid-in-capital.
Line of Credit
In April 2006, we entered into an amended credit agreement with our bank that increased our credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008, and changed the manner in which the margin over the benchmark interest rate is calculated. Starting June 30, 2006, the interest rate fluctuates as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by the Company	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
For purposes of this calculation, leverage ratio is defined to mean the ratio of (a) Indebtedness as of the last day of the fiscal quarter minus any direct or contingent obligations under our letter of credit to (b) EBITDA for the four consecutive fiscal quarters ending on such date.
In August 2006, the bank credit agreement was amended to increase the credit availability from $25,000,000 to $35,000,000. In March 2007, we entered into an additional amendment to this credit agreement. Under the terms of March 2007 amendment, the bank agreed to provide us a non-revolving loan of up to $5,000,000. This non-revolving loan bore interest at the bank’s prime rate and was due on June 15, 2007. At March 31, 2007, no amounts were outstanding. On May 24, 2007, we repaid the $5,000,000 utilized subsequent to March 31, 2007 with the proceeds from our recently completed private placement of common stock and warrants.
The bank holds a security interest in substantially all of our assets. As of March 31, 2007, we had reserved $4,301,000 of our line for standby letters of credit for workers’ compensation insurance and had borrowed $22,800,000 under this revolving line of credit.

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
In connection with the April 2006 amendment to our credit agreement, we also agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00, as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in connection with the April 2006 amendment. The amendment completion fee is payable in three installments of $41,666, one on the date of the amendment to the credit agreement, one on February 1, 2007 and one on or before February 1, 2008. The fee was deferred and is being amortized on a straight-line basis over the remaining term of credit facility.
As a result of the August 2006 amendment, the bank increased the minimum fixed charge coverage ratio and the maximum leverage ratio and increased the amount of allowable capital expenditures. In addition, the unused facility fee is now applied against any difference between the $35,000,000 commitment and the average daily outstanding amount of the credit we actually use during each quarter. The bank charged an amendment fee of $30,000 which was paid and expensed on the effective date of the amendment to the credit agreement.
In November 2006, the bank credit agreement was further amended to eliminate the impact of the $8,062,000 reduction in the carrying value of our long-term core deposit account discussed in Note I of our consolidated financial statements included in this Form 10-K for the purposes of determining our compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
In connection with the March 2007 amendment to our credit agreement, we agreed to provide the bank with monthly financial statements, monthly aged reports of accounts receivable and accounts payable and monthly inventory reports. We also agreed to allow the bank, at its request, to inspect our assets, properties and records and conduct on-site appraisals of our inventory.
At March 31, 2007, we were not in compliance with loan agreement covenants requiring us to (i) achieve EBITDA of not less than $3,000,000 for the fiscal quarter ended March 31, 2007, (ii) achieve EBITDA of not less than $13,000,000 for the four consecutive fiscal quarters ended March 31, 2007, (iii) maintain a leverage ratio of not less than 2.25 to 1.00 as of the last day of the fiscal quarter ended March 31, 2007, (iv) maintain a current ratio of not less than 1.20 to 1.00 as of the last day of the fiscal quarter ended March 31, 2007, (v) incur operating lease obligations exceeding $3,000,000 for the fiscal year ended March 31, 2007 and (vi) achieve minimum levels of tangible net worth. In June 2007, the bank provided us with a waiver of these covenant defaults.
In addition, in conjunction with the June 2007 waiver, the bank credit agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account for purposes of determining our compliance with the fixed charge coverage ratio and the leverage ratio. The effective date of the amendment for the fixed charge coverage ratio was March 31, 2007.
Our ability to comply in future periods with the financial covenants in the amended credit agreement will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands for marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy. If a violation of any of the covenants occurs in the future, we would attempt to obtain a waiver or an amendment from our lenders. No assurance can be given that we would be successful in this regard.
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers. Under this program, we have the option to sell the customers’ receivables to their respective banks at an agreed upon discount set at the time the receivables are sold. The discount has averaged 4.2% during fiscal 2007 and has allowed us to accelerate collection of receivables aggregating $87,713,000 by an average of 226 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during fiscal 2007 was 6.7%. While this arrangement has enhanced our liquidity, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $3,785,000 during fiscal 2007. These interest costs will increase as interest rates rise, as utilization of this discounting arrangement expands and as the discount period is extended to reflect the more favorable payment terms we have provided to certain customers.
Multi-year Vendor Agreements
We have long-term agreements with substantially all of our major customers. Under these agreements, which typically have initial terms of at least four years with certain customers, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. Our contracts with major customers expire at various dates ranging from December 2007 through December 2012.
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
The POS conversion was not completed by April 2006, and the parties agreed to terminate the POS arrangement as of August 24, 2006. As part of the August 2006 agreement, the customer purchased those products previously shipped on a POS basis. After the application of our revenue recognition policies, this transaction increased net sales by $19,795,000 for the fiscal year ended March 31, 2007. This agreement also extended the term of our primary supplier rights from May 2008 to August 2008.
Under this agreement, we purchased approximately $19,980,000 of the customer’s core inventory by issuing credits to the customer in that amount on August 31, 2006. To establish the related long-term core deposit, we valued this core inventory using the same asset valuation methodologies we use to value our unreturned core inventory. The resulting $8,062,000 reduction in the carrying value of this asset reduced our net sales for the fiscal year ended March 31, 2007 by the same amount. If our relationship with this customer is terminated, the customer is obligated to purchase any unreturned cores from us for cash either immediately or over a period of time as that customer liquidates the inventory. The amount of the payment is based upon the contractual per core price. This contractual price exceeds the core value used to establish the long-term core deposit. As of March 31, 2007, the long-term core deposit balance related to this agreement was approximately $19,629,000.
In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We expanded our operations and built-up our inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, we also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in the second quarter of fiscal 2007. The remaining $1,800,000 is scheduled to be issued in three annual payments of $600,000 in the second fiscal quarter of each of the fiscal years 2008 to 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.
In March 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of March 31, 2007, approximately $5,613,000 of credits remains to be issued. The customer is obligated to purchase the cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term asset account for the value of the core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated core inventory value. As of March 31, 2007, the long-term asset account was approximately $1,938,000. We regularly review the long-term core deposit account using the same asset valuation methodologies we use to value our unreturned core inventory.
In July 2006, we entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s import alternator and starter core inventory by issuing approximately $950,000 of credits over twenty quarters. As of March 31, 2007, approximately $855,000 of credits remains to be issued under the agreement. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement. On May 22, 2007, the agreement was amended to eliminate our obligation to acquire a portion of the customer’s import alternator and starter core inventory and the customer refunded approximately $95,000 in accounts receivable credits previously issued.
The longer-term agreements strengthen our customer relationships and business base. However, they also result in a continuing concentration of our revenue sources among a few key customers and require a significant increase in our use of working capital to build inventory and increase production. This increased production caused significant increases in our inventories, accounts payable and employee base and customer demands that we purchase their core inventory has been a significant strain on our available capital. In addition, the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships adversely impact the near-term revenues and associated cash flows from these arrangements. However, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
Capital Expenditures and Commitments
Our capital expenditures were $5,887,000 for fiscal 2007. A significant portion of these expenditures relate to our Mexico production facility. The amount and timing of capital expenditures may vary depending on the final build-out schedule for the Mexico production facility as well as the logistics facility. We expect our fiscal 2008 capital expenditure to be in the range of $3.5 million to $4.5 million. These capital expenditures will be financed by our working capital.
Contractual Obligations
The following summarizes our contractual obligations and other commitments as of March 31, 2007, and the effect such obligations could have on our cash flow in future periods:

	Payments Due by Period
		Less than	1 to 3	4 to 5	More than 5
Contractual obligations	Total	1 year	years	years	years

Line of Credit	$22,800,000	$22,800,000	$—	$—	$—
Capital (Finance) Lease Obligations	5,818,000	1,875,000	3,223,000	720,000	—
Operating Lease Obligations	22,088,000	3,248,000	6,403,000	6,003,000	6,434,000
Core Purchase Obligations	8,062,000	2,821,000	4,895,000	346,000	—
Other Long-Term Obligations	18,728,000	8,258,000	6,315,000	3,105,000	1,050,000

Total	$77,496,000	$39,002,000	$20,836,000	$10,174,000	$7,484,000

Capital Lease Obligations represent amounts due under finance leases of various types of machinery and computer equipment that are accounted for as capital leases.
Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, Malaysia, Singapore and Mexico.
Core Purchase Obligations represent our obligations to issue credits to two large and several smaller customers for the acquisition of the customers’ core inventory.
Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for supply agreements to provide products over a defined period.
Item 7A Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk relates to changes in interest rates and currency exchange rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates and currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As our overseas operations expand, our exposure to the risks associated with currency fluctuations will continue to increase.
Our primary interest rate exposure relates to our outstanding line of credit and receivables discount arrangements which have interest costs that vary with interest rate movements. Our $35,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. Based upon the $22,800,000 that was outstanding under our line of credit as of March 31, 2007, an increase in interest rates of 1% would increase our annual net interest expense by $228,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
We are exposed to foreign currency exchange risk inherent in our anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian Ringit, the Singapore dollar, and, in fiscal 2006 we began to transact business in the Mexican peso. Our total foreign assets were $6,422,000 and $3,918,000 as of March 31, 2007 and 2006, respectively. In addition, as of March 31, 2007 and 2006 we had $2,573,000 and $1,729,000 respectively due from our foreign subsidiaries. While these amounts are eliminated in consolidation, they impact our foreign currency translation gains and losses.

During fiscal 2007 and 2006, we experienced immaterial gains relative to our transactions involving the Malaysian Ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. During fiscal 2007 we recognized additional general and administrative expenses of $11,000 associated with these forward exchange contracts.
Item 8 Financial Statements and Supplementary Data
The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 included herein.
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A Controls and Procedures
a. Disclosure Controls and Procedures
In connection with the preparation and filing of this Annual Report, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to the Securities Exchange Act of 1934, as amended.
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the framework set forth in the report Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.
Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2007 due to the material weaknesses noted below in ”Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.
b. Management’s Report on Internal Control Over Financial Reporting
As evidenced by the material weaknesses described below, we determined that entity-level controls related to the control environment and control activities did not operate effectively resulting in material weaknesses in each of these respective COSO components. The deficiency in each of these individual COSO components represents a separate material weakness. These material weaknesses contributed to an environment where there is a more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.
Control Environment
Our finance and accounting department is understaffed and lacks sufficient training or experience. Since the department is understaffed, we cannot maintain sufficient segregation of duties specifically in the revenue recording cycles of our financial reporting process. Accounting personnel do not have an adequate understanding of certain accounting standards and how those standards apply to our business. Our accounting and finance personnel also lack certain required skills and competencies to oversee the accounting operations and review, periodically inspect and test, and investigate the transactions of our foreign locations to insure application of U.S. GAAP. This material weakness in the operating effectiveness of internal control resulted in material adjustments to our interim and annual consolidated financial statements for fiscal 2007, 2006 and 2005 and resulted in the restatement of previously issued financial statements. The adjustments were primarily due to (i) misinterpretation of certain accounting literature, (ii) lack of understanding and interpretation of customer contract amendments, (iii) erroneous application of GAAP and (iv) improper classification of certain consolidated financial statement line items.
Control Activities
The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the financial reporting and period-end close process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the operating effectiveness of controls which would ensure (i) the consistent completion, review and approval of key balance sheet account analyses and reconciliations, (ii) journal entries and their supporting worksheets are consistently reviewed and approval documented, (iii) the appropriate review for completeness and accuracy of certain information input to and output from financial reporting and accounting systems, (iv) analysis of intercompany activity and the consolidation of subsidiary financial information and (v) accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential impact of the deficiencies to significant account balances and disclosures, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would be prevented or detected.
Entity Level Controls
In addition to the material weaknesses noted above, management also concluded that there is a significant deficiency in our entity level controls. This was evidenced by the lack of documentation in the planning for IT strategy, asset protection programs, and comprehensive accounting and human resources policies and procedures manuals. The Audit Committee also failed to conduct a self assessment of their effectiveness and a formalized Disclosure Committee has not been established. These items were, in aggregate, considered a significant deficiency in the entity level internal controls over financial reporting.
Because of the material weaknesses and significant deficiency described above, management believes that, as of March 31, 2007, we did not maintain effective internal control over financial reporting based on the COSO criteria.
Attestation Report of the Registered Public Accounting Firm.
The report of the independent registered public accounting firm on page 59 is incorporated herein by reference.
c. Changes in Internal Control Over Financial Reporting
Management has reported to the Audit Committee the content of the material weaknesses identified in our assessment. Addressing these weaknesses is a priority of management and we are in the process of remediating the cited material weaknesses. Key elements of the remediation effort include, but are not limited to the following initiatives. We will recruit suitably qualified accounting personnel and institute training sessions for existing financial reporting and accounting personnel. This initiative will require time to hire and train personnel and build institutional knowledge. We will adopt and implement common policies and procedures for the documentation, performance and testing of our significant accounting controls over financial reporting. We will establish an internal audit and compliance function reporting directly to the Audit Committee, which we expect will provide needed resources to our Audit Committee which has oversight responsibility for our internal control over financial reporting. We expect our SOX compliance work will continue to require significant commitment of management time and the incurrence of significant general and administrative expenses.
Management has established a goal to remediate all material weaknesses in internal control over financial reporting by March 31, 2008, although there can be no assurance that this goal will be attained.
Except as disclosed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.
Item 9B Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors, their ages and present positions with us as of June 1, 2007 are as follows:

Name	Age	Position with the Company
Selwyn Joffe	49	Chairman of the Board of Directors, President and Chief Executive Officer
Mel Marks	79	Director and Consultant
Irv Siegel	61	Director, Chairman of the Compensation Committee, and member of the Audit and Ethics Committee
Philip Gay	49	Director, Chairman of the Audit and Ethics Committee, and member of the Compensation Committee
Rudolph J. Borneo	66	Director and member of the Audit, Compensation and Ethics Committee
Selwyn Joffe has been our Chairman of the Board, President and Chief Executive Officer since February 2003. He has been a director of our company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and Chief Executive Officer of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and Chief Executive Officer of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, a roll-up of amusement parks and served as its President and Chief Operating Officer until August 2000. Prior to the founding of Palace Entertainment, Mr. Joffe was the President and Chief Executive Officer of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the Georgia State Bar as well as a Certified Public Accountant.
Mel Marks founded our company in 1968. Mr. Marks served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding our company, Mr. Marks was employed for over 20 years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to serve as a consultant and director to us since July 1999.
Irv Siegel joined our Board of Directors on October 8, 2002 and is the Chairman of our Compensation Committee and a member of our Audit, Ethics and Nominating and Corporate Governance Committees. Mr. Siegel is a retired attorney admitted to the bar of the state of New Jersey with a background in corporate finance. Since 1993, Mr. Siegel has been the principal owner of Siegel Company, a full service commercial real estate firm. Mr. Siegel has also served as the director of real estate for Wolfgang Puck Food Company since 1992.
Philip Gay joined our Board of Directors on November 20, 2004. Mr. Gay is currently serving as President and Chief Executive Officer of Grill Concepts, Inc., a publicly-traded company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 until he joined Grill Concepts, Inc. in June 2004, Mr. Gay served as Managing Director of Triple Enterprises, a business advisory firm that assisted mid-cap companies with financing, mergers and acquisitions, franchising and strategic planning. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he served as Chief Financial Officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996) and held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also on the board of the California Restaurant Association and is a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay is the Chairman of our Audit and Ethics Committees and a member of our Compensation and Nominating and Corporate Governance Committees.
Rudolph J. Borneo joined our Board of Directors on November 20, 2004. Mr. Borneo is currently Vice Chairman and Director of Stores, Macy’s West, a division of Federated Department Stores, Inc. Mr. Borneo served as President of Macy’s California from 1989 to 1992 and President of Macy’s West from 1992 until his appointment as Vice Chairman and Director of Stores. Mr. Borneo is member of our Audit, Compensation, Ethics and Nominating and Corporate Governance Committees.

Information about our non-director executive officers
Our executive officers (other than executive officers who are also members of our board of directors), their ages and present positions with our company, are as follows:

Name	Age	Position with the Company
Mervyn McCulloch	63	Chief Financial Officer

Douglas Schooner	37	Vice President, Global Manufacturing Operations

Thomas Stricker	54	Vice President, Sales

Michael Umansky	65	Vice President, Secretary and General Counsel
Our executive officers are appointed by and serve at the discretion of our Board of Directors. A brief description of the business experience of each of our executive officers other than executive officers who are also members of our Board of Directors is set forth below.
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
Douglas Schooner, our Vice President, Global Manufacturing Operations, joined our company in 1993 and became the Vice President, Global Manufacturing Operations in January 2001. Mr. Schooner is a Degreed Mechanical Engineer, and has held the positions of Assistant Vice President, Production and Vice President, Manufacturing prior to assuming his current position with our company. As Vice President, Global Manufacturing Operations, Mr. Schooner is responsible for all manufacturing, materials and logistic operations for our facilities.
Thomas Stricker, our Vice President of Sales Worldwide, has been with our company since 1989 and became the Vice President of Sales Worldwide in April 2007. Mr. Stricker held the position of Vice President Sales of our company since 1989 until assuming his current position. As Vice President of Sale Worldwide, Mr. Stricker oversees all domestic and international sales.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no Form 4s were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the 2007 fiscal year.

Code of Ethics
Our Board of Directors formally approved the creation of our Ethics Committee on May 8, 2003 and adopted a Code of Business Conduct and Ethics, which applies to all our employees. The Ethics Committee is currently comprised of Philip Gay, who serves as Chairman, Irv Siegel and Rudolph Borneo. The Code of Business Conduct and Ethics is filed with the SEC and we intend to disclose any amendment or waiver to our Code of Business Conduct and Ethics in a report on Form 8-K filed with the SEC. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request addressed to the Corporate Secretary at Motorcar Parts of America, Inc., 2929 California Street, Torrance, CA 90503.

Item 11. Executive Compensation
Compensation Discussion And Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2007 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.
The Compensation Committee of our Board of Directors is responsible for developing and making recommendations to the Board of Directors with respect to our executive compensation policies and evaluating the performance of Mr. Joffe, our chief executive officer, and setting his annual compensation. The role of the Compensation Committee is to oversee our compensation and benefits plans and policies, administer our equity incentive plans and review and approve all compensation decisions relating to all executive officers and directors. Mr. Joffe currently sets or negotiates the salary to be paid to our other officers and makes recommendations with respect to bonus and option grants to be provided to these other officers. Mr. Joffe’s recommendations are subject to review and approval by our Board of Directors.
The primary objectives of the Compensation Committee with respect to executive compensation are to:
•	provide appropriate incentives to our executive officers to implement our strategic business objectives and achieve the desired company performance;

•	reward our executive officers for their contribution to our success in building long-term shareholder value; and

•	provide compensation that will attract and retain superior talent and reward performance.
Our method of determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time. When establishing salaries and bonus levels, the Compensation Committee considers the scope of an executive’s duties and his performance, in additional to the overall performance of our company. In determining specific components of compensation, the Compensation Committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements. With respect to officers other than the chief executive officer, the chief executive officer makes commendations to the Compensation Committee and Board of Directors for approval.
In determining these elements of compensation for Mr. Joffe, the Compensation Committee considered the contributions Mr. Joffe has made to our strategic direction. These contributions included strengthening our relationships with key customers through long-term contracts, transitioning our remanufacturing capacity to cell manufacturing and lower-cost production centers, including the establishment of our Mexican remanufacturing facility, and building sales to the professional installer marketplace. The Compensation Committee recognized that our company is a complicated business to manage, particularly in light of its size, with complex accounting issues. In addition, Mr. Joffe’s contributions have been made during a period when several of our competitors have been under financial stress. The Compensation Committee also takes into consideration the standard of living of the Los Angeles vicinity in which our corporate offices are located.
Our Compensation Committee performs an annual review of our compensation policies, including the appropriate mix of base salary, bonuses and long-term incentive compensation. The Compensation Committee also reviews and approves all annual bonus targets, long-term incentive compensation and other benefits (including our 401(k) and our non-qualified deferred compensation plan).
Compensation Components
Our executive officer compensation program consists of five primary elements: (1) base salary; (2) an annual bonus; (3) long-term incentive compensation in the form of stock options; and (4) non-qualified deferred compensation arrangements and (5) coverage under our broad-based employee benefit plans, such as our group health and 401(k) plans, and executive perquisites.
Base Salary. In determining base salaries the Compensation Committee takes into account such factors as competitive industry and local market salary ranges, a named executive officer’s scope of responsibilities, level of experience, and individual performance and contribution to our company. The Compensation Committee also takes into account both external competitiveness for such individual’s position and internal equity of salaries of individuals in comparable positions and markets. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Our employment agreement with Mr. Joffe provides that we may increase, but not decrease, his base salary.
Annual Bonus. Bonuses paid to several of our executives, other than Mr. Joffe, were based upon Mr. Joffe’s evaluation of these officers’ respective contribution to the results of our company. Mr. Joffe used the guidelines of an outside consultant to recommend to our Compensation Committee the bonuses to be awarded to the other named executive officers.

Stock Option Program. Equity awards are an integral part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing shareholder value over time. We have historically elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives. Although we have not adopted formal stock ownership guidelines, our named directors and executive officers currently hold 20.1% of our fully-diluted common stock, substantially through the ownership of stock options. In determining the number of stock options to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the value of the stock options in relation to other elements of the individual executive’s total compensation.
Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan, and we make matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Contributions for fiscal 2007 and year-end account balances for those executive officers can be found in the Nonqualified Deferred Compensation table.
Other Benefits. We provide to our executive officers medical benefits that are generally available to our other employees. Executives are also eligible to participate in our other broad-based employee benefit plans, such as our long and short-term disability, life insurance and 401(k) plan. Historically, the value of executive perquisites, as determined in accordance with the rules of the SEC related to executive compensation, has not exceeded 10% of the base salary of any of our executives.
Tax Considerations
Section 162(m) of the Code generally disallows a tax deduction for annual compensation in excess of $1.0 million paid to our named executive officers. Qualifying performance-based compensation (within the meaning of Section 162(m) of the Code and regulations) is not subject to the deduction limitation if specified requirements are met. We generally intend to structure the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our Board or Compensation Committee may, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.
In limited circumstances, we may agree to make certain items of income to our named executive officers tax-neutral to them. Accordingly, we have agreed to gross-up certain payments to our Chief Executive Officer to cover any excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Code) to be made to him upon a change of control of our company.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
Compensation Committee
Irv Siegel, Chairman
Rudolph Borneo
Philip Gay

2007 Summary Compensation Table
The following table sets forth information concerning fiscal 2007 compensation of our Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2007 and whose aggregate fiscal 2007 compensation was at least $100,000 for services rendered in all capacities. We refer to these individuals as our “named executive officers”.

						Change in
						Nonqualified
						Deferred	All Other
Name and Principal	Fiscal			Stock	Option	Compensation	Compensation
Position	Year	Salary	Bonus	Awards	Awards(1)	Earnings	(2)	Total
Selwyn Joffe Chairman of the Board, President and CEO	2007	$524,000	$500,100	$—	$821,026	$—	$73,110	$1,918,236

Mervyn McCulloch Chief Financial Officer	2007	$245,616	$50,100	$—	$79,768	$—	$24,021	$399,505

Michael Umansky Vice President, Secretary and General Counsel	2007	$401,616	$50,100	$—	$81,215	$—	$47,086	$580,017

Douglas Schooner Vice President, Global Manufacturing Operations	2007	$186,615	$60,100	$—	$67,762	$—	$48,698	$363,175

Thomas Stricker Vice President, Sales	2007	$186,615	$60,100	$—	$67,762	$—	$18,495	$332,972

(1)	Option award amounts represent the executive’s portion of our reported stock compensation expense for fiscal 2007 in accordance with FAS 123R. Please refer to footnote B and S of the notes to our audited consolidated financial statements included in Part IV of this Form 10-K for discussion of the relevant assumptions to determine the option award value at the grant date. No awards were forfeited as of March 31, 2007.

(2)	The following chart is a summary of the items that are included in the “All Other Compensation” totals:

				Deferred
				Compensation
			401K	Plan
	Automobile	Health Insurance	Employer’s	Employer’s
	Expenses	Premiums	Contribution	Contributions	Other	Total
Selwyn Joffe	$21,692	$35,475	$313	$15,630	$—	$73,110

Mervyn McCulloch	$4,384	$18,868	$769	$—	$—	$24,021

Michael Umansky	$10,385	$28,369	$1,405	$6,927	$—	$47,086

Douglas Schooner	$4,385	$40,548	$—	$3,765	$—	$48,698

Thomas Stricker	$4,385	$14,110	$—	$—	$—	$18,495

2007 Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards to named executive officers for the fiscal year ended March 31, 2007.

			All Other
		All Other	Option
		Stock	Awards:
		Awards:	Number of
		Number of	Securities	Exercise or Base	Grant Date Fair
		Shares of	Underlying	Price of Option	Value of Option
Name	Grant Date	Stock	Options	Awards	Awards
Selwyn Joffe	8/30/2006	—	250,000 (1)	$12.00	$1,405,000	(3)

Mervyn McCulloch	8/30/2006	—	20,000 (2)	$12.00	$109,699	(3)

Michael Umansky	8/30/2006	—	20,000 (2)	$12.00	$109,699	(3)

Douglas Schooner	8/30/2006	—	20,000 (2)	$12.00	$109,699	(3)

Thomas Stricker	8/30/2006	—	20,000 (2)	$12.00	$109,699	(3)

(1)	The options were granted pursuant to our. Long Term Equity Incentive Plan. The shares subject to the option vest 3/10th on grant date, 3/10th on each of the next two anniversary dates, with the remaining 1/10th on the third anniversary from grant date. The option has a ten-year term from the date of grant, subject to earlier expiration if the executive’s employment terminates.

(2)	The options were granted pursuant to our Long Term Equity Incentive Plan. The shares subject to the option vest in three equal installments beginning on the date of grant. The option has a ten-year term from the date of grant, subject to earlier expiration if the executive’s employment terminates.

(3)	Represents the full fair value of options granted during fiscal 2007 at date of grant under our 2003 Long Term Equity Incentive Plan. Please refer to footnote B and S of the notes to the audited consolidated financial statements for discussion of the relevant assumptions to determine the option award value at the grant date. No awards were forfeited as of March 31, 2007.

Outstanding Equity Awards At Fiscal Year End
Option Awards
The following table summarizes information regarding option awards granted to our named executive officers that remain outstanding as of March 31, 2007.

	Number of Securities
	Underlying Unexercised	Number of Securities		Option	Option
	Options (#) Exercisable	Underlying Unexercised Options		Exercise	Expiration
Name	vested	(#) Unexercisable unvested		Price ($)	Date
Selwyn Joffe
	43,750	—		$3.150	11/15/2011
	40,000	—		$2.200	1/11/2010
	1,500	—		$1.210	4/30/2010
	1,500	—		$1.130	4/30/2011
	1,500	—		$3.600	4/29/2012
	100,000	—		$2.160	3/2/2013
	1,500	—		$1.800	4/29/2013
	100,000	—		$6.345	1/13/2014
	200,000	—		$9.27	7/20/2014
	100,000	50,000	(1)	$10.01	11/2/2015
	75,000	175,000	(2)	$12.00	8/29/2016
Mervyn McCulloch		—
	8,333	16,667	(4)	$9.65	10/28/2015
	6,667	13,333	(3)	$12.00	8/29/2016
Michael Umansky
	16,667	8,333	(1)	$10.01	11/2/2015
	6,667	13,333	(3)	$12.00	8/29/2016
Doug Schooner
	19,000	—		$3.15	11/15/2011
	5,000	—		$1.10	4/12/2011
	12,000	—		$8.70	5/11/2014
	8,000	4,000	(1)	$10.01	11/2/2015
	6,667	13,333	(3)	$12.00	8/29/2016
Tom Stricker
	17,250	—		$3.15	11/15/2011
	12,000	—		$8.70	5/11/2014
	8,000	4,000	(1)	$10.01	11/2/2015
	6,667	13,333	(3)	$12.00	8/29/2016
Mel Marks
	1,500	—		$1.21	4/30/2010
	1,500	—		$1.13	4/30/2011
	1,500	—		$3.60	4/29/2012
	1,500	—		$1.80	4/29/2013

(1)	This award vests in three equal installments beginning from the grant date, 11/02/2005, subject to continued employment.

(2)	This award vests 3/10th on each anniversary from grant date, 08/30/2006 with the remaining 1/10th vesting on the fourth anniversary from grant date, subject to continued employment.

(3)	This award vests in three equal installments beginning from the grant date, 08/29/2006, subject to continued employment.

(4)	This award vests in three equal installments beginning from the grant date, 10/29/2005, subject to continued employment.
OPTION EXERCISES AND STOCK VESTED
None of our named executive officers exercised any stock options or had any shares of stock vest during the 2007 fiscal year.

Nonqualified Deferred Compensation
The following table sets forth certain information regarding contributions, earnings and account balances under our Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2007. A description of the material terms and conditions of the Executive Deferred Compensation Plan follows.

		Registrant		Aggregate	Aggregate
	Executive	Contributions	Aggregate	Withdrawals/	Balance in
	Contributions	in Last FY	Earnings in	Distributions	Last FYE
Name	in Last FY ($)	($)(1)(2)	Last FY ($)	($)	($)
Selwyn Joffe	$62,520	$15,630	$31,700	$—	$303,129

Mervyn McCulloch	$—	$—	$—	$—	$—

Douglas Schooner	$15,060	$3,765	$13,371	$—	$131,172

Thomas Stricker	$—	$—	$19,751	$—	$205,898

Michael Umansky	$27,706	$6,927	$5,910	$—	$115,463

(1)	The amounts set forth in this column are included in the “Salary’ and ‘Bonus” columns, as applicable, in our “2007 Summary Compensation Table”.

(2)	See description of the Non-Qualified Deferred Compensation Plan in the “—Grants of Plan Based Awards” section. The following table shows our contribution to each named executive officer’s account.

Name	Contribution	Interest(a)	Total
Selwyn Joffe	$15,630	$—	$15,630

Mervyn McCulloch	$—	$—	$—

Douglas Schooner	$3,765	$—	$3,765

Thomas Stricker	$—	$—	$—

Michael Umansky	$6,927	$—	$6,927

(a)	No interest is paid by the registrant.
Nonqualified Deferred Compensation Plan
We maintain the Motorcar Parts of America, Inc. Executive Deferred Compensation Plan, an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees, including our named executive officers. Participants in the plan may elect to defer up to 100% of their gross income. We make fully vested matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s annual compensation. We may also make additional fully vested discretionary contributions to participant accounts. Plan participants can allocate their notional account balances among certain investment options. A participant may choose when and in what form he will receive his account balances under the plan. The plan is designed to defer taxation to the participant on contributions and notional earnings thereon until receipt. A rabbi trust provides funding for the plan, although the trust assets remain subject to our general creditors.
Employment Agreements
On February 14, 2003, we entered into an employment agreement with Selwyn Joffe pursuant to which he is employed full-time as our President and Chief Executive Officer in addition to serving as our Chairman of the Board of Directors. This agreement, which was negotiated on our behalf by Mel Marks, the then Chairman of the Compensation Committee was originally scheduled to expire on March 31, 2006. The February 14, 2003 agreement provided for an annual base salary of $542,000, and participation in our executive bonus program. Mr. Joffe remains entitled to receive a transaction fee of 1.0% of the “total consideration” of any equity transaction, resulting in a change of control, his efforts bring to us that we previously agreed to provide to him as part of a prior consulting agreement with Protea Group, Mr. Joffe’s company. Mr. Joffe also participates in the stock option plans approved for by the shareholders and also receives other benefits including those generally provided to other employees.
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
In December 2006, our employment agreement with Mr. Joffe was further amended to extend the term of this agreement from March 31, 2008 to August 30, 2009. This amendment was unanimously approved by our Board of Directors.
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

Potential Payments Upon Termination or Change in Control Table
The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreements were terminated on March 31, 2007, the last day of fiscal 2007. Please refer to “—Employment Agreements” for more information.

				Before Change of
				Control:
				Voluntary
				Termination by Mr.		After Change of
				Joffe for Good		Control:
				Reason or		Voluntary
	Termination by			Termination by		Termination by
	Company for			Company w/o Cause	Change in	Mr. Joffe for Good
Benefit	Cause (1)	Death (2)	Disability (3)	(4)	Control	Reason (5)
Salary Continuation	$—	$—	$—	$1,084,000	$—	$542,000
Bonus	$500,000	$500,000	$500,000	$1,000,000	$—	$500,000
Stock Options (6)	$—	$770,374	$770,374	$770,374	$—	$770,374
Healthcare	$—	$—	$24,000	$48,000	$—	$24,000
Transaction Fee (7)	$—	$—	$—	$—	$—	$—
Sale Bonus (8)	$—	$—	$—	$—	$2,184,000	$—
Automobile Allowance (9)	$—	$—	$—	$36,000	$—	$18,000
Accrued Vacation Payments	$72,000	$72,000	$72,000	$144,000	$—	$72,000

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and benefits owing to him through the day of his termination.

(2)	Mr. Joffe’s employment term will end on the date of his death. Upon such event, Mr. Joffe’s estate will be entitled to receive his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and accrued but unused vacation time, owing to Mr. Joffe through the date of his death. In addition, Mr. Joffe’s estate will assume Mr. Joffe’s rights under the 1994 Stock Option Plan and the related rights under the employment agreement.

(3)	If during the employment term, Mr. Joffe becomes disabled and is terminated by us, Mr. Joffe will be entitled to receive his accrued salary, bonus, and transaction fees (as described in footnote 7), if any, and benefits owing to Mr. Joffe through the date of termination. In addition, Mr. Joffe will be entitled to receive the benefits payable pursuant to a disability insurance policy, which we pay Mr. Joffe $24,000 annually to be used by Mr. Joffe to purchase same for his benefit.

(4)	Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive his base salary, his average bonus earned for the two years immediately preceding his termination, accrued vacation, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7). The payments are to be paid to Mr. Joffe until March 31, 2009.

(5)	If a change in control occurs, Mr. Joffe will have the right to voluntarily terminate the employment agreement with effect on or after the one year anniversary of the change in control upon giving at least 90 days prior written notice. Upon Mr. Joffe’s voluntary termination, one year after the change in control occurs, he will be entitled to receive for one year after his termination date, his base salary, his average bonus earned for the two years immediately preceding his termination, accrued vacation payments, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7).

(6)	Upon the termination of the employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any options which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such option. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all options which were not fully vested at March 31, 2007.

(7)	In the event that one or more proposed transactions occur during the term of Mr. Joffe’s employment agreement, Mr. Joffe will be entitled to receive a transaction fee, as additional compensation with respect to each proposed transaction. We will pay Mr. Joffe a transaction fee upon the closing of a proposed transaction in an amount equal to 1% of the “total consideration”. Since no transaction fee was accrued as of March 31, 2007 and there were no proposed transactions on which to estimate a 1% fee as of March 31, 2007, zero amounts were entered.

(8)	Upon a change in control, Mr. Joffe will be entitled to receive a sale bonus equal to the sum of (i) two times Mr. Joffe’s salary, plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the change in control occurs. The sale bonus will be paid to Mr. Joffe in a lump sum on the closing date of the change in control transaction. If Mr. Joffe terminates his employment after this change of control, he will also be entitled to the compensation and other benefits described in footnote 5 above.

(9)	Mr. Joffe is entitled to receive an automobile allowance until March 31, 2009 in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.
Equity Based Employee Benefit Plans
1994 Stock Option Plan. In January 1994, we adopted the 1994 Stock Option Plan, under which we were authorized to issue non-qualified stock options and incentive stock options to purchase our common stock to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 up to 960,000 shares of our common stock were available for option grant under this plan. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. The exercise price of options issued pursuant to the plan may not be less than the fair market value of our common stock at the date of grant. At the our Annual Meeting of Shareholders held on November 8, 2002 the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2007, options to purchase 526,500 shares of common stock were outstanding under the 1994 Plan and no options were available for grant.
2003 Long-Term Incentive Plan. On October 31, 2003, our Board of Directors adopted our 2003 Long-Term Incentive Plan. Our Board believes that it is desirable for, and in the best interests of, us to adopt the plan and recommends that our shareholders vote in favor of the adoption of the 2003 Long-Term Incentive Plan. The purpose of the 2003 Long-Term Incentive Plan is to foster and promote our long-term financial success and interests and to materially increase the value of the equity interests in the Company by: (a) encouraging the long-term commitment of selected key employees, (b) motivating superior performance of key employees by means of long-term performance related incentives, (c) encouraging and providing key employees with a formal program for obtaining an ownership interest in the Company, (d) attracting and retaining outstanding key employees by providing incentive compensation opportunities competitive with other major companies, and (e) enabling participation by key employees in our long-term growth and financial success. The plan is administered by our Compensation Committee. Our Compensation Committee has the full power and authority to construe and interpret the 2003 Long-Term Incentive Plan and may, from time to time, adopt such rules and regulations of carrying out the 2003 Long-Term Incentive Plan as it may deem appropriate. The decisions of the Compensation Committee are final, conclusive and binding upon all parties.
Under the 2003 Long-Term Incentive Plan, the Committee has the authority to grant to our key employees and consultants the following types of awards (Incentive Awards): (i) stock options in the form of incentive stock options qualified under section 422 of the Code (Incentive Options), or nonqualified stock options (Nonqualified Options), or both (Options); (ii) stock appreciation rights (SARs); (iii) restricted stock (Restricted Stock); (iv) performance-based awards; and (v) supplemental payments dedicated to payment of any income taxes that may be payable in conjunction with the 2003 Long-Term Incentive Plan. All of our employees are eligible to participate in the 2003 Long-Term Incentive Plan. A total of 1,200,000 shares of Common Stock have been reserved for grants of Incentive Awards under the 2003 Long-Term Incentive Plan. The 2003 Long-Term Incentive Plan will terminate on October 31, 2013, unless terminated earlier by our Board of Directors.

The Compensation Committee may limit an optionee’s right to exercise all or any portion of an Option until one or more dates subsequent to the date of grant. The Compensation Committee also has the right, in its sole discretion, to accelerate the date on which all or any portion of an Option may be exercised. The 2003 Long-Term Incentive Plan also provides that, under certain circumstances, if any employee is terminated within two years after a Change of Control (as defined in the 2003 Long-Term Incentive Plan), each Option or SAR then outstanding shall immediately become vested and immediately exercisable in full, all restrictions and conditions of all Restricted Stock then outstanding shall be deemed satisfied and the restriction period to have expired, and all Performance Shares and Performance Units shall become vested, deemed earned in full and properly paid. In the event of a change of control, however, the Compensation Committee may, after notice to the participant, require the participant to “cash-out” his rights by transferring them to the Company in exchange for their equivalent “cash value.”
If we terminate an Employee’s employment for any reason other than death, disability, retirement, involuntary termination or termination for good reason, any Incentive Award outstanding at the time and all rights thereunder will terminate, and unless otherwise established by the Committee, no further vesting shall occur and the participant shall be entitled to exercise his or her rights (if any) with respect to the portion of the Incentive Award vested as of the date of termination for a period of 30 calendar days after such termination date; provided, however, that if an Employee is terminated for cause, this employee’s right to exercise his or her rights (if any) with respect to the vested portion of his or her Incentive Award shall terminate as of the date of termination of employment. In the event of termination for death, disability, retirement, or in connection with a change in control, an Incentive Award may be only exercised as provided in an individual’s Incentive agreement, or as determined by the Committee.
Options. No Incentive Option may be granted with an exercise price per share less than the fair market value of the Common Stock at the date of grant. Nonqualified Options may be granted at any exercise price. The exercise price of an Option may be paid in cash, by an equivalent method acceptable to the Committee, or, at the Committee’s discretion, by delivery of already owned shares of Common Stock having a fair market value equal to the exercise price, or, at the Committee’s discretion, by delivery of a combination of cash and already owned shares of Common Stock. However, if the optionee acquired the stock to be surrendered directly or indirectly from us, he or she must have owned the stock to be surrendered for at least six months prior to tendering such stock for the exercise of an Option.
An eligible employee may receive more than one Incentive Option, but the maximum aggregate fair market value of the Common Stock (determined when the Incentive Option is granted) with respect to which Incentive Options are first exercisable by such employee in any calendar year cannot exceed $100,000. In addition, no Incentive Option may be granted to an employee owning directly or indirectly stock possessing more than 10% of the total combined voting power of all classes of our stock (a 10% shareholder), unless the exercise price is not less than 110% of the fair market value of the shares subject to such Incentive Option on the date of grant. Awards of Nonqualified Options are not subject to these special limitations.
Except as otherwise provided by the Compensation Committee, awards under the 2003 Long-Term Incentive Plan are not transferable other than as designated by the participant by will or by the laws of descent and distribution. The expiration date of an Incentive Option is determined by the Committee at the time of the grant, but in no event may an Incentive Option be exercisable after the expiration of 10 years from the date of grant of the Incentive Option (five years in the case of an Incentive Option granted to a 10% shareholder).
SARs. SARs may be granted under the 2003 Long-Term Incentive Plan in conjunction with all or part of an Option, or separately. The exercise price of the SAR shall not be less than the fair market value of the Common Stock on the date of the grant of the option to which it relates. The SAR granted in conjunction with an Option will be exercisable only when the underlying Option is exercisable and once an SAR has been exercised, the related portion of the Option underlying the SAR will terminate. Upon the exercise of an SAR, the Company will pay to the Participant in cash, Common Stock, or a combination thereof (the method of payment to be at the discretion of the Compensation Committee), an amount equal to the excess of the fair market value of the Common Stock on the exercise date over the option price, multiplied by the number of SARs being exercised.
The Compensation Committee, either at the time of grant or at the time of exercise of any Nonqualified Option or SAR, may provide for a supplemental payment (Supplemental Payment) by the Company to the Participant with respect to the exercise of any Nonqualified Option or SAR, in an amount specified by the Compensation Committee, but which shall not exceed the amount necessary to pay the federal income tax payable with respect to both the exercise of the Nonqualified Option and/or SAR and the receipt of the Supplemental Payment, based on the assumption that the shareholder is taxed at the maximum effective federal income tax rate on such amounts. The Committee shall have the discretion to grant Supplemental Payments that are payable in cash, Common Stock, or a combination of both, as determined by the Committee at the time of payment.
Restricted Stock. Restricted Stock awards may be granted under the 2003 Long-Term Incentive Plan, and the provisions applicable to a grant of Restricted Stock may vary among participants. In making an award of Restricted Stock, the Committee will determine the periods during which the Restricted Stock is subject to forfeiture. During the restriction period, the Participant may not sell, transfer, pledge or assign the Restricted Stock, but will be entitled to vote the Restricted Stock. The Compensation Committee, at the time of vesting of Restricted Stock, may provide for a Supplemental Payment by the Company to the participant in an amount specified by the Compensation Committee that shall not exceed the amount necessary to pay the federal income tax payable with respect to both the vesting of the Restricted Stock and receipt of the Supplemental Payment, based on the assumption that the employee is taxed at the maximum effective federal income tax rate on such amount.

Performance Units. The Compensation Committee may grant Incentive Awards representing a contingent right to receive cash (Performance Units) or shares of Common Stock (Performance Shares) at the end of a performance period. The Compensation Committee may grant Performance Units and Performance Shares in such a manner that more than one performance period is in progress concurrently. For each performance period, the Committee shall establish the number of Performance Units or Performance Shares and the contingent value of any Performance Units or Performance Shares, which may vary depending on the degree to which performance objectives established by the Compensation Committee are met. The Compensation Committee may modify the performance measures and objectives as it deems appropriate.
The basis for payment of Performance Units or Performance Shares for a given performance period shall be the achievement of those financial and nonfinancial performance objectives determined by the Committee at the beginning of the performance period. If minimum performance is not achieved for a performance period, no payment shall be made and all contingent rights shall cease. If minimum performance is achieved or exceeded, the value of a Performance Unit or Performance Share shall be based on the degree to which actual performance exceeded the pre-established minimum performance standards, as determined by the Committee. The amount of payment shall be determined by multiplying the number of Performance Units or Performance Shares granted at the beginning of the performance period by the final Performance Unit or Performance Share value. Payments shall be made, in the discretion of the Compensation Committee, solely in cash or Common Stock, or a combination of cash and Compensation Common Stock, following the close of the applicable performance period.
The Committee, at the date of payment with respect to such Performance Units or Performance Shares, may provide for a Supplemental Payment by us to the Participant in an amount specified by the Compensation Committee, which shall not exceed the amount necessary to pay the federal income tax payable with respect to the amount of payment made with respect to such Performance Units or Performance Shares and receipt of the Supplemental Payment, based on the assumption that the Participant is taxed at the maximum effective federal income tax rate on such amount.
Non-Employee Director Option Plan. The purpose of our Non-Employee Director Stock Option Plan is to foster and promote our long-term financial success and interests and to materially increase the value of the equity interests in the Company by: (a) increasing our ability to attract and retain talented men and women to serve on our Board, (b) increasing the incentives that these non-employee directors have to help us succeed and (c) providing our non-employee directors with an increased opportunity to share in our long-term growth and financial success.
Under the Non-Employee Director Stock Option Plan, each non-employee director will be granted options to purchase 25,000 shares of our common stock upon their election to our Board of Directors. In addition, each non-employee director will be awarded an option to purchase an additional 3,000 shares of our common stock for each full year of service on our Board of Directors. The exercise price for each of these options will be equal to the fair market value of our common stock on the date the option is granted. The exercise price of an option is payable only in cash. Options awarded under the Plan are not transferable other than as designated by the participant by will or by the laws of descent and distribution.
Each of these options will have a ten-year term. One-third of the options will be exercisable immediately upon grant, and one-half of the remaining portion of each option grant will vest and become exercisable on the first and second anniversary dates of the date of grant, assuming that the non-employee director remains on our Board on each such anniversary date. In the event of a change of control, we may, after notice to the participant, require the participant to “cash-out” his rights by transferring them to us in exchange for their equivalent “cash value.”
The Board shall not have the right to modify the number of options granted to a non-employee director or the terms of the option grants.
A total of 175,000 shares of common stock have been reserved for grants of stock options under the Non-Employee Director Stock Option Plan. The Plan will terminate ten years from its adoption by our shareholders unless terminated earlier by our Board of Directors.
Tax Consequences. Under current tax laws, the grant of an option generally will not be a taxable event to the optionee, and we will not be entitled to a deduction with respect to such grant. Upon the exercise of an option, the non-employee director optionee will recognize ordinary income at the time of exercise equal to the excess of the then fair market value of the shares of common stock received over the exercise price. The taxable income recognized upon exercise of a nonqualified option will be treated as compensation income subject to withholding, and we will be entitled to deduct as a compensation expense an amount equal to the ordinary income an optionee recognizes with respect to such exercise. When common stock received upon the exercise of a nonqualified option subsequently is sold or exchanged in a taxable transaction, the holder thereof generally will recognize capital gain (or loss) equal to the difference between the total amount realized and the fair market value of the common stock on the date of exercise; the character of such gain or loss as long-term or short-term capital gain or loss will depend upon the holding period of the shares following exercise.
Amendment and Termination. The Board of Directors may from time to time amend, and the Board of Directors may terminate, the Non-Employee Director Incentive Plan, provided that no such action shall modify the number of options granted to a non-employee director or change the terms of any option grants, in each case as summarized in the preceding discussion, or adversely affect option rights already granted thereunder without the consent of the impacted non-employee director. In addition, no amendment may be made without the approval of our shareholders if shareholder approval is necessary in order to comply with applicable law.

2007 Director Compensation
We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in fiscal 2007. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. In addition, our compensation arrangement with Mel Marks reflects his 45 years of relevant experience in the industry and our company. The information provided in the following table reflects the compensation received by our directors for their service on our board in fiscal 2007.

	Fees Earned
	or Paid in		Option	All Other
Name	Cash	Stock Awards	Awards(1)	Compensation	Total
Philip Gay	$90,000	$—	$9,000	$—	$99,000

Rudolph Borneo	$56,000	$—	$9,000	$—	$65,000

Irv Siegel	$60,000	$—	$9,000	$—	$69,000

Mel Marks	$—	$—	$—	$350,000	$350,000

(1)	Option award amounts represent our non-employee director’s portion of our reported share-based payment expense for fiscal 2007 in accordance with FAS 123R.
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
In addition, each of our non-employee directors, other than Messrs Marks and Gay, receives annual compensation of $20,000 and is paid a fee of $2,000 for attending each Board of Directors meeting, $2,000 for attending each Audit Committee meeting and $500 for any other Board committee meeting attended. Each director is also reimbursed for reasonable out-of-pocket expenses incurred to attend Board or Board committee meetings.
Under our Non-Employee Director Stock Option Plan, each non-employee director is granted options to purchase 25,000 shares of our common stock upon their election to our Board of Directors. In addition, each non-employee director is awarded an option to purchase an additional 3,000 shares of our common stock for each full year of service on our Board of Directors.
Indemnification of Executive Officers and Directors
Article Seventh of our Restated Certificate of Incorporation provides, in part, that to the extent required by New York Business Corporation Law, or NYBCL, no director shall have any personal liability to us or our shareholders for damage for any breach of duty as such director, provided that each such director shall be liable under the following circumstances: (a) in the event that a judgment or other final adjudication adverse to such director establishes that his acts or omissions were in bad faith, involved intentional misconduct or a knowing violation of law or that such director personally gained in fact a financial profit or other advantage to which such director was not legally entitled or that such director’s acts violated Section 719 of the NYBCL or (b) for any act or omission prior to the adoption of Article Seventh of our Restated Certificate of Incorporation.
Article Ninth of our Bylaws provide that we shall indemnify any person, by reason of the fact that such person is or was a director or officer of our company or served any other corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise in any capacity at our request, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorney’s fees incurred as a result of an action or proceeding, or any appeal therefrom, provided, however, that no indemnification shall be made to, or on behalf of, any director or officer if a judgment or other final adjudication adverse to such director or officer establishes that (a) his or her acts were committed in bad faith or were the result of active and deliberate dishonesty and, in either case, were material to the cause of action so adjudicated, or (b) he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled.

We may purchase and maintain insurance for our own indemnification and for that of our directors and officers and other proper persons as described in Article Ninth of our Bylaws. We maintain and pay premiums for directors’ and officers’ liability insurance policies.
We are incorporated under the laws of the State of New York and Sections 721-726 of Article 7 of the NYBCL provide for the indemnification and advancement of expenses to directors and officers. Section 721 of the NYBCL provides that indemnification and advancement of expenses provisions contained in the NYBCL shall not be deemed exclusive of any rights which a director or officer seeking indemnification or advancement of expenses may be entitled, provided no indemnification may be made on behalf of any director or officer if a judgment or other final adjudication adverse to the director or officer establishes that his or her acts were committed in bad faith or were the result of active and deliberate dishonesty and were material to the cause of action so adjudicated, or that he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled.
Section 722 of the NYBCL permits, in general, a New York corporation to indemnify any person made, or threatened to be made, a party to an action or proceeding by reason of the fact that he or she was a director or officer of that corporation, or served another entity in any capacity at the request of that corporation, against any judgment, fines, amounts paid in settlement and reasonable expenses, including attorney’s fees actually and necessarily incurred as a result of such action or proceeding, or any appeal therein, if such person acted in good faith, for a purpose he or she reasonably believed to be in, or, in the case of service of another entity, not opposed to, the best interests of that corporation and, in criminal actions or proceedings, who in addition had no reasonable cause to believe that his or her conduct was unlawful. However, no indemnification may be made to, or on behalf of, any director or officer in a derivative suit in respect of (a) a threatened action or a pending action that is settled or otherwise disposed of or (b) any claim, issue or matter for which the person has been adjudged to be liable to the corporation, unless and only to the extent that a court in which the action was brought, or, if no action was brought, any court of competent jurisdiction, determines upon application that the person is fairly and reasonably entitled to indemnify for that portion of settlement and expenses as the court deems proper.
Section 723 of the NYBCL permits a New York corporation to pay in advance of a final disposition of such action or proceeding the expenses incurred in defending such action or proceeding upon receipt of an undertaking by or on behalf of the director or officer to repay such amount as, and to the extent, required by statute. Section 724 of the NYBCL permits a court to award the indemnification required by Section 722.
Section 725 provides for repayment of such expenses when the recipient is ultimately found not to be entitled to indemnification. Section 726 provides that a corporation may obtain indemnification insurance indemnifying itself and its directors and officers.
The foregoing is only a summary of the described sections of the NYBCL and our Restated Certificate of Incorporation, as amended, and Bylaws and is qualified in its entirety by the reference to such sections and charter documents.
We have entered into indemnity agreements with each of our directors and officers. The indemnity agreements generally indemnify such persons against liabilities arising out of their service in their capacities as directors, officers, employees or agents of our company. We may from time to time enter into indemnity agreements with additional individuals who become officers and/or directors of our company.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee of our Board of Directors determines the compensation of our officers and directors. None of our executive officers currently serves on the compensation committee or board of directors of any other company of which any members of our Board of Directors or our Compensation Committee is an executive officer.
Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters
The following table sets forth, as of June 27, 2007, certain information as to the common stock ownership of each of our named executive officers, directors and director nominees, all named executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 12,026,731 shares of common stock outstanding as of June 27, 2007.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of June 27, 2007 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

	Amount and Nature of
Name and Address of Beneficial Shareholder	Beneficial Ownership(1)	Percent of Class
Mel Marks(2)	1,739,639	14.5%
Third Point LLC (3)	1,150,000	9.4%
Costa Brava Partnership III L.P.(4)	982,608	8.2%
Midwood Capital Management LLC(5)	738,726	6.1%
Selwyn Joffe(6)	664,750	5.2%
Philip Gay(7)	28,000	*
Rudolph Borneo(8)	28,000	*
Irv Siegel(9)	3,000	*
Mervyn McCulloch(10)	15,000	*
Douglas Schooner(11)	50,667	*
Thomas Stricker(12)	43,917	*
Michael Umansky(13)	23,334	*
Directors and executive officers as a group — 9 persons(14)	2,596,307	20.1%

*	Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)	Includes 6,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan.

(3)	Includes 150,000 shares issuance upon the exercise of currently exercisable warrants. Based on a Schedule 13G filed with the SEC on May 29, 2007. Daniel S. Loeb as the chief executive officer of Third Point LLC, which is the investment manager of Third Point Offshore Fund, Ltd., has the power to vote and dispose of the shares of our common stock held of record by Third Point LLC and Third Point Offshore Fund, Ltd. The business address of each of Third Point LLC and Mr. Loeb is 390 Park Avenue, New York, NY 10022. The business address of Third Point Offshore Fund, Ltd. is c/o Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands, British West Indies.

(4)	Includes 13,650 shares issuance upon the exercise of currently exercisable warrants. Based on aSchedule 13G/A filed with the SEC on December 22, 2006. Seth W. Hamot as the president of Roark, Rearden & Hamot LLP, which is the general partner of Costa Brava Partnership III L.P., has the power to vote and dispose of the shares of our common stock held of record by Costa Brava Partnership III L.P. The business address of each of Costa Brava Partnership II L.P., Seth W. Hamot and Roark, Rearden & Hamot, LLC is 420 Boylston Street, Boston, MA 02116.

(5)	Includes 13,649 shares issuance upon the exercise of currently exercisable warrants. Based on a Schedule 13D/A filed with the SEC on May 23, 2007. Midwood Capital Partners, LLC is the sole general partner of Midwood Capital Partners, L.P., the record holder of 262,937 shares of our common stock and Midwood Capital Partners QP, L.P., the record holder of 334,045 shares of our common stock. David E. Cohen and Ross D. DeMont as manager of Midwood Capital Partners, LLC have the power to vote and dispose of the shares of our common stock held by these entities. The business address of each of Midwood Capital Partners, LLC and Messrs. Cohen and DeMont is 575 Boylston Street, 4th Floor, Boston, MA 02116.

(6)	Represents 30,000 shares issuable upon exercise of options exercisable under the 1996 Stock Option Plan (the “1996 Stock Option Plan”); 255,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan and 375,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan exercisable within 60 days of June 27, 2007.

(7)	Represents 28,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(8)	Represents 28,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(9)	Represents 3,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(10)	Includes 15,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(11)	Includes 24,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 26,667 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(12)	Includes 17,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 26,667 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(13)	Includes 23,334 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(14)	Includes 302,500 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 30,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 466,668 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; and 59,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We have entered into a consulting agreement with Mel Marks, our founder, Board member and largest shareholder. We currently pay Mel Marks a consulting fee of $350,000 per year under this arrangement. In addition, the Compensation Committee and the Board authorized a bonus payable to Mr. Marks with respect to fiscal 2004 of $50,000. We have also agreed to pay Mr. Gay, a member of our Board of Directors, $90,000 per year for his service as a member of our Board and Chairman of our Audit Committee. For additional information, see the discussion under the caption “Compensation of Directors”.
Based upon the terms of agreements we previously entered into with Mr. Richard Marks, we paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. During fiscal 2006 and 2005, we incurred costs of approximately $368,000 and $556,000, respectively, pursuant to this indemnification arrangement. As provided in the agreements with Mr. Richard Marks, we sought reimbursement from him of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Richard Marks. Under this agreement, Mr. Richard Marks is obligated to pay us $682,000 on January 15, 2008. Mr. Marks made the June interest payment on June 22, 2007. He has also agreed to make payments of interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Richard Marks’ obligation to us is secured by the pledge of 80,000 shares of our common stock that he owns. If at any time the market price of the stock pledged by Mr. Richard Marks is less than 125% of his obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. Richard Marks is the son of Mel Marks, our founder, largest shareholder and member of our Board. The settlement with Mr. Richard Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel. At March 31, 2007, we recorded a shareholder note receivable for the $682,000 that Mr. Marks owes us. The note is classified in shareholders’ equity as it is collateralized by our common stock. We reduced our general and administrative expenses by $682,000 and recorded related interest income of $75,000 during the year ended March 31, 2007.
Corporate Governance, Board of Directors and Committees of the Board
Audit Committee. The current members of our Audit Committee are Philip Gay, Irv Siegel and Rudolph Borneo, with Mr. Gay serving as chairman. Our Board has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules. Our Board has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board concerning the appointment of our auditors. The Audit Committee met 13 times in fiscal 2007.
Compensation Committee. The current members of our Compensation Committee are Irv Siegel, Rudolph Borneo and Philip Gay, with Mr. Siegel serving as chairman. The Compensation Committee is responsible for developing and making recommendations to the Board with respect to our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our chief executive officer and other senior officers and making recommendations concerning the salary, bonuses and stock options to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee; Interlocks and Insider Participation” above. The Compensation Committee met 7 times in fiscal 2007.

Ethics Committee. The current members of our Ethics Committee are Philip Gay, who serves as Chairman, Irv Siegel and Rudolph Borneo. The Ethics Committee is responsible for implementing our Code of Business Conduct and Ethics. No issues arose which required our Ethics Committee to meet in fiscal 2007.
Nominating and Corporate Governance Committee. We formed a Nominating and Corporate Governance Committee in June 2006 and appointed Irv Siegel, Rudolph Borneo and Philip Gay as members. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Beginning with our 2007 Annual Meeting of Shareholders, our Nominating and Corporate Governance Committee will take responsibility for nominating candidates to our Board of Directors.

Item 14. Principal Accountant Fees and Services
The following table summarizes the total fees we paid to our independent certified public accountants, Grant Thornton LLP, for professional services provided during the years ended March 31:

	2007	2006	2005

Audit Fees	$1,769,000	$1,488,000	$619,000
Audit Related Fees	—	—	29,000
Tax Fees	—	—	—
All Other Fees	67,000	15,000	69,000

Total	$1,836,000	$1,503,000	$717,000

Audit fees billed in fiscal 2007, 2006 and 2005 consisted of (i) the audit of our annual financial statements and (ii) the reviews of our quarterly financial statements, (iii) the review of our compliance with SOX 404 requirements, (iv) the review of SEC letters and (v) the review of restated financial statements and related Forms 10-K/A and 10-Q/A.
Audit related fees billed in fiscal 2005 consist of review of our accounting for customer long-term contracts.
Other fees billed in fiscal 2007 relate primarily to professional services related to our POS unwind transaction and FAS 123R. Other fees billed in fiscal 2006 relate to attendance at our annual shareholders meeting and at a meeting regarding and a tour of our new facility in Tijuana, Mexico. Other fees billed in fiscal 2005 consisted of professional services for due diligence work related to a potential acquisition that was abandoned.
Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2007, 2006 and 2005 were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a.	Documents filed as part of this report:
(1)	Index to Consolidated Financial Statements:
(2)	Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1
(3)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement.”)

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”)

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”)

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”)

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s Common Stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing
4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	1997 Form 10-K. Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Warrant to Purchase Common Stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

10.6	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.7	Form of Employment Agreement dated February 14, 2003 by and between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 10.42 to the 2003 10-K.

10.8	Letter Agreement dated July 17, 2002 by and between the Company and Houlihan Lokey Howard & Zukin Capital.	Incorporated by reference to Exhibit 10.43 to the 2003 10-K.

10.9	Second Amendment to Lease dated March 15, 2002 between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.10	Separation Agreement and Release, dated February 14, 2003, between the Company and Anthony Souza	Incorporated by reference to Exhibit 10.45 to the 2003 10-K.

Number	Description of Exhibit	Method of Filing
10.11	Employment Agreement, dated April 1, 2003 between the Company and Charles Yeagley.	Incorporated by reference to Exhibit 10.46 to the 2003 10-K.

10.12	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.47 to the 2003 10-K.

10.13	Form of Agreement, dated June 5, 2002, by and between the Company and Sun Trust Bank.	Incorporated by reference to Exhibit 10.38 to the 2002 10-K.

10.14	Credit Agreement, dated May 28, 2004, between the Company and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the “2004 10-K”).

10.15*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company.	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.16	Employment Agreement, dated November 1, 2003, between the Company and Bill Laughlin.	Incorporated by reference to Exhibit 10.16 to the 2004 10-K.

10.17	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.18	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California.	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.19	Stock Purchase Agreement, dated February 28, 2001 between the Company and Mel Marks.	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 29, 2001.

10.20	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.21	Amendment No. 1 to Employment Agreement, dated April 19, 2004, between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2005.

10.22	Third Amendment to Credit Agreement dated as of April 10, 2006 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 24, 2006

10.23	Revolving Note dated as of April 10, 2006 executed by Motorcar Parts of America, Inc. and Union Bank of California. N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on April 24, 2006

10.24	Settlement Agreement and Mutual Release, Secured Promissory Note and Stock Pledge Agreement all dated June 26, 2006, between the Company and Mr. Richard Marks	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on June 28, 2006

10.25	Fourth Amendment to Credit Agreement dated as of August 8, 2006 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 16, 2006

10.26	Revolving Note dated as of August 8, 2006 executed by Motorcar Parts of America, Inc. and Union Bank of California. N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 16, 2006

10.27*	Amendment No. 3 to Pay-On-Scan Addendum dated August 22, 2006 between AutoZone Parts, Inc. and the Company.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006

10.28*	Amendment No. 1 to Vendor Agreement dated August 22, 2006 between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006

10.29	Lease Agreement Amendment dated October 12, 2006 between the Company and Beatrix Flourie Geffroy.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006

10.30	Fifth Amendment to Credit Agreement dated as of November 10, 2006 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 11, 2006

10.31	Third Amendment to Lease Agreement as of November 20, 2006 between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006

10.32	Amendment No. 2 to Employment Agreement between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on December 7, 2006.

10.33	Sixth Amendment to Credit Agreement dated as of March 21, 2007 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 29, 2007.

10.34	Side letter regarding Credit Agreement dated March 21, 2007 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on March 29, 2007.

Number	Description of Exhibit	Method of Filing
10.35	Non-revolving Note dated March 21, 2007 executed by Motorcar Parts of America, Inc. in favor of Union Bank of California, N.A	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on March 29, 2007.

10.36	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 18, 2007.

10.37	Seventh Amendment to Credit Agreement dated as of June 27, 2007 between Motorcar Parts of America, Inc. and Union Bank of California, N.A	Filed herewith.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 10-K.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 10-K.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.
Dated: June 28, 2007	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2007
/s/ Mervyn McCulloch Mervyn McCulloch	Chief Financial Officer (Principal Financial and Accounting Officer)	June 28, 2007
/s/ Mel Marks Mel Marks	Director	June 28, 2007
/s/ Rudolph Borneo Rudolph Borneo	Director	June 28, 2007
/s/ Philip Gay Philip Gay	Director	June 28, 2007
/s/ Irv Siegel Irv Siegel	Director	June 28, 2007

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES
March 31, 2007, 2006 and 2005

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of
Motorcar Parts of America, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Motorcar Parts of America, Inc. did not maintain effective internal control over financial reporting as of March 31, 2007, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Motorcar Parts of America, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design of the operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). A Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:
Control Environment
The Company’s finance and accounting department is understaffed and lacks sufficient training or experience. Since the department is understaffed, they cannot maintain sufficient segregation of duties specifically in the revenue recording cycles of the Company’s financial reporting process. The Company’s accounting personnel do not have an adequate understanding of certain accounting standards and how those standards apply to their business. The Company’s accounting and finance personnel also lack certain required skills and competencies to oversee the accounting operations and review, periodically inspect and test, and investigate the transactions of foreign locations to insure application of U.S. GAAP. This material weakness in the operating effectiveness of internal control resulted in material adjustments to the Company’s interim and annual consolidated financial statements for fiscal 2007, 2006 and 2005 and resulted in the restatement of previously issued financial statements. The adjustments were primarily due to (i) misinterpretation of certain accounting literature, (ii) lack of understanding and interpretation of customer contract amendments, (iii) erroneous application of GAAP and (iv) improper classification of certain consolidated financial statement line items.
Control Activities
The internal controls were not adequately designed or operating in a manner to effectively support the requirements of the financial reporting and period-end close process. This material weakness is the result of aggregate deficiencies in internal control activities. The material weakness includes failures in the operating effectiveness of controls which would ensure (i) the consistent completion, review and approval of key balance sheet account analyses and reconciliations, (ii) journal entries and their supporting worksheets are consistently reviewed and approval documented, (iii) the appropriate review for completeness and accuracy of certain information input to and output from financial reporting and accounting systems, (iv) analysis of intercompany activity and the consolidation of subsidiary financial information and (v) accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP. Due to the significance of the financial closing and reporting process to the preparation of reliable financial statements and the potential impact of the deficiencies to significant account balances and disclosures, there is more than a remote likelihood that a material misstatement of the interim and annual financial statements would be prevented or detected

Entity Level Controls
In addition to the material weaknesses noted above, it was also concluded that there is a significant deficiency in the Company’s entity level controls. This was evidenced by the lack of documentation in the planning for IT strategy, asset protection programs, and comprehensive accounting and human resources policies and procedures manuals. The Audit Committee also failed to conduct a self assessment of their effectiveness and a formalized Disclosure Committee has not been established. These items were, in aggregate, considered a significant deficiency in the entity level internal controls over financial reporting.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 consolidated financial statements, and this report does not affect our report dated June 28, 2007, which expressed an unqualified opinion on those financial statements.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorcar Parts of America, Inc. as of March 31, 2007 and March 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007, and our report dated June 28, 2007, expressed an unqualified opinion on these financial statements.
/s/ GRANT THORNTON LLP
Irvine, California
June 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Motorcar Parts of America, Inc.
We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2007 and March 31, 2006, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorcar Parts of America, Inc. and subsidiaries as of March 31, 2007 and March 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note B to the consolidated financial statements, the Company adopted SFAS 123R, “Accounting for Share-Based Compensation (revised)”, using the modified prospective transition method as of April 1, 2006.
Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Motorcar Parts of America, Inc.’s internal control over financial reporting as of March 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2007, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
/s/ GRANT THORNTON LLP
Irvine, California
June 28, 2007

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2007	2006
ASSETS
Current assets:
Cash	$349,000	$400,000
Short term investments	859,000	660,000
Accounts receivable — net	2,259,000	13,902,000
Inventory— net	31,844,000	31,282,000
Income tax receivable	1,670,000	—
Deferred income tax asset	6,768,000	5,809,000
Inventory unreturned	3,886,000	948,000
Prepaid expenses and other current assets	1,873,000	918,000

Total current assets	49,508,000	53,919,000
Plant and equipment — net	16,051,000	12,164,000
Long-term core inventory	42,492,000	33,822,000
Long-term core deposit	21,617,000	826,000
Deferred income tax asset	1,817,000	—
Other assets	501,000	405,000

TOTAL ASSETS	$131,986,000	$101,136,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,756,000	$21,882,000
Accrued liabilities	1,292,000	1,587,000
Accrued salaries and wages	2,780,000	2,267,000
Accrued workers’ compensation claims	3,972,000	3,346,000
Income tax payable	285,000	1,021,000
Line of credit	22,800,000	6,300,000
Deferred compensation	859,000	495,000
Deferred income	133,000	133,000
Other current liabilities	225,000	988,000
Credit due customer	—	1,793,000
Current portion of capital lease obligations	1,568,000	1,499,000

Total current liabilities	76,670,000	41,311,000
Deferred income, less current portion	255,000	388,000
Deferred income tax liability	—	562,000
Deferred core revenue	1,575,000	—
Deferred gain on sale-leaseback	1,859,000	2,377,000
Other liabilities	170,000	46,000
Capitalized lease obligations, less current portion	3,629,000	4,857,000

Total liabilities	84,158,000	49,541,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,373,122 and 8,316,105 shares issued and outstanding at March 31, 2007 and 2006, respectively	84,000	83,000
Additional paid-in capital	56,241,000	54,326,000
Shareholder note receivable	(682,000)	—
Accumulated other comprehensive income	40,000	85,000
Accumulated deficit	(7,855,000)	(2,899,000)

Total shareholders’ equity	47,828,000	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$131,986,000	$101,136,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Year Ended March 31,

	2007	2006	2005
Net sales	$136,323,000	$108,397,000	$96,719,000
Cost of goods sold	115,040,000	82,992,000	68,064,000

Gross profit	21,283,000	25,405,000	28,655,000
Operating expenses:
General and administrative	18,185,000	14,337,000	11,622,000
Sales and marketing	4,116,000	3,536,000	2,759,000
Research and development	1,457,000	1,234,000	836,000

Total operating expenses	23,758,000	19,107,000	15,217,000

Operating income (loss)	(2,475,000)	6,298,000	13,438,000
Other (expense) income:
Interest expense	(5,996,000)	(2,974,000)	(1,794,000)
Interest income	83,000	20,000	102,000

Income (loss) before income tax expense (benefit)	(8,388,000)	3,344,000	11,746,000
Income tax expense (benefit)	(3,432,000)	1,259,000	4,465,000

Net income (loss)	$(4,956,000)	$2,085,000	$7,281,000

Basic net income (loss) per share	$(0.59)	$0.25	$0.89

Diluted net income (loss) per share	$(0.59)	$0.25	$0.85

Weighted average number of shares outstanding:
Basic	8,348,069	8,251,319	8,151,459

Diluted	8,348,069	8,483,323	8,599,969

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
For the years ended March 31, 2007, 2006 and 2005

					Accumulated
			Additional	Shareholder	Other
	Common Stock		Paid-in	Note	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Total	Income
Balance at March 31, 2004	8,085,955	$81,000	$53,096,000	$—	$(78,000)	$(12,265,000)	$40,834,000
Exercise of options	98,000	1,000	290,000	—	—	—	291,000
Tax benefit from employee stock options exercised	—	—	241,000	—	—	—	241,000
Unrealized gain on investments	—	—	—	—	17,000	—	17,000	17,000
Foreign currency translation	—	—	—	—	6,000	—	6,000	6,000
Net Income	—	—	—	—	—	7,281,000	7,281,000	7,281,000

Comprehensive Income								$7,304,000

Balance at March 31, 2005	8,183,955	82,000	53,627,000	—	(55,000)	(4,984,000)	48,670,000
Exercise of options	132,150	1,000	285,000	—	—	—	286,000
Tax benefit from employee stock							—
options exercised	—	—	414,000	—	—	—	414,000
Unrealized gain on investments	—	—	—	—	76,000	—	76,000	$76,000
Foreign currency translation	—	—	—	—	64,000	—	64,000	64,000
Net Income	—	—	—	—	—	2,085,000	2,085,000	2,085,000

Comprehensive Income								$2,225,000

Balance at March 31, 2006	8,316,105	83,000	54,326,000	—	85,000	(2,899,000)	51,595,000
Exercise of options	57,017	1,000	293,000	—	—	—	294,000
Tax benefit from employee stock options exercised	—	—	172,000	—	—	—	172,000
Impact of tax benefit on APIC pool	—	—	(107,000)	—	—	—	(107,000)
Compensation recognized under employee stock plans	—	—	1,557,000	—	—	—	1,557,000
Shareholder note receivable	—	—	—	(682,000)	—	—	(682,000)
Unrealized gain on investments	—	—	—	—	82,000	—	82,000	$82,000
Foreign currency translation	—	—	—	—	(127,000)	—	(127,000)	(127,000)
Net Income	—	—	—	—	—	(4,956,000)	(4,956,000)	(4,956,000)

Comprehensive Income								$(5,001,000)

Balance at March 31, 2007	8,373,122	$84,000	$56,241,000	$(682,000)	$40,000	$(7,855,000)	$47,828,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Year Ended March 31,

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(4,956,000)	$2,085,000	$7,281,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,323,000	2,180,000	1,932,000
Amortization of deferred gain on sale-leaseback	(518,000)	(218,000)	—
Provision for inventory reserves	104,000	(403,000)	(245,000)
Provision for customer finished goods returns accruals	6,254,000	473,000	1,068,000
Provision for customer allowances earned	3,318,000	(10,000)	537,000
Provision for customer payment discrepencies	(1,157,000)	1,396,000	(389,000)
Provision for doubtful accounts	(8,000)	6,000	6,000
Deferred income taxes	(3,444,000)	612,000	3,305,000
Share-based compensation expense	1,557,000	—	—
Impact of tax benefit on APIC pool	107,000	—	—
Shareholder note receivable	(682,000)	—	—
Loss on disposal of assets	—	—	6,000
Changes in current assets and liabilities:
Accounts receivable	3,235,000	(855,000)	(4,852,000)
Inventory	(661,000)	(8,985,000)	(12,413,000)
Income tax receivable	(1,668,000)	—	172,000
Inventory unreturned	(2,938,000)	(371,000)	(506,000)
Prepaid expenses and other current assets	(949,000)	447,000	(180,000)
Other assets	(97,000)	(332,000)	(130,000)
Accounts payable and accrued liabilities	21,702,000	8,750,000	4,029,000
Income tax payable	(738,000)	(16,000)	792,000
Deferred compensation	364,000	121,000	191,000
Deferred income	(133,000)	(133,000)	554,000
Credit due customer	(1,793,000)	(10,750,000)	12,543,000
Deferred core revenue	1,575,000	—	—
Long-term core inventory	(8,670,000)	(6,396,000)	(9,521,000)
Long-term core deposits	(20,791,000)	(759,000)	(67,000)
Other current liabilities	(649,000)	1,704,000	93,000

Net cash (used in) provided by operating activities	(9,313,000)	(11,454,000)	4,206,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,887,000)	(4,372,000)	(2,549,000)
Proceeds from sale-leaseback transaction	—	4,110,000	—
Change in short term investments	(117,000)	(157,000)	(199,000)

Net cash used in investing activities	(6,004,000)	(419,000)	(2,748,000)

Cash flows from financing activities:
Borrowings under line of credit	50,636,000	21,331,000	2,000,000
Repayments under line of credit	(34,136,000)	(15,031,000)	(5,000,000)
Net payments on capital lease obligations	(1,531,000)	(1,002,000)	(411,000)
Exercise of stock options	294,000	286,000	291,000
Excess tax benefit from employee stock options exercised	172,000	414,000	241,000
Impact of tax benefit on APIC pool	(107,000)	—	—

Net cash (used in) provided by financing activities	15,328,000	5,998,000	(2,879,000)

Effect of exchange rate changes on cash	(62,000)	64,000	2,000

Net decrease in cash and cash equivalents	(51,000)	(5,811,000)	(1,419,000)
Cash and cash equivalents — Beginning of period	400,000	6,211,000	7,630,000

Cash and cash equivalents — End of period	$349,000	$400,000	$6,211,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,807,000	$2,885,000	$1,795,000
Income taxes	1,995,000	30,000	59,000
Non-cash investing and financing activities:
Property acquired under capital lease	$371,000	$5,675,000	$109,000
The accompanying notes to consolidated financial statements are an integral part hereof.

NOTE A — Company Background
Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture and distribute alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada and to a major automobile manufacturer.
The Company obtains used alternators and starters, commonly known as cores, primarily from its customers (retailers) as trade-ins. It also purchases cores from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Singapore and Malaysia. In addition, the Company has a warehouse distribution facility in Nashville, Tennessee and utilizes third party warehouse distribution centers in Fairfield, New Jersey and Springfield, Oregon.
The Company changed its name to Motorcar Parts of America, Inc. from Motorcar Parts & Accessories, Inc. on January 8, 2005. The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, “Disclosures about Segments of Enterprise and Related Information.”
NOTE B — Summary of Significant Accounting Policies
1.	Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd. and Motorcar Parts de Mexico, S.A. de C.V. All significant inter-company accounts and transactions have been eliminated.

2.	Cash

The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and U.S. dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts if translated into U.S. dollars at March 31, 2007 and 2006 were $347,000 and $399,000, respectively.

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

The Company has two separate agreements executed with two customers and their factors. Under these agreements, the Company may sell those receivables at a discount agreed upon at the time the receivables are sold. (See Note L.)

4.	Inventory, Long-term Core Inventory and Long-term Core Deposit

Inventory is stated at the lower of cost (determined using an average costing method) or market. The standard cost of inventory is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The standard cost of inventory is evaluated at least quarterly during the fiscal year and adjusted to reflect current lower of cost or market levels. Standard costs are determined for individual items of inventory within each of the three classifications of inventory as follows:
Core and other raw material inventories are stated at the lower of cost (determined using an average costing method) or market. The Company determines market by obtaining the current replacement cost based on average purchase prices for cores or other raw materials. The Company accepts a significant level of returned cores from its customers at prices that do not reflect current replacement costs. The Company uses core broker price lists to establish current replacement costs in instances when purchases from core brokers do not provide sufficient average purchase price information.
Finished goods cost includes the standard cost of cores and raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in standard costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overheads such as severance costs, duplicated facility overhead costs, and spoilage from the calculation of the standard costs and expenses them as period costs as required in Financial Accounting Standards Board (FASB) Statement

No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). For the year ended March 31, 2007, costs of approximately $216,000 were considered abnormal and thus excluded from the standard cost calculation.
Work in process is in various stages of production, is on average 50% complete and is valued at 50% of the standard cost of a finished good. Work in process inventory historically comprises less than 3% of the total inventory balance.
The Company provides an allowance for potentially excess and obsolete inventory based upon historical usage.

The Company applies the guidance pursuant to the Emerging Issues Task Force Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), by recording vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.

When the Company ships goods to a customer, it reduces the inventory account for the amount of product shipped and establishes an inventory unreturned account representing the value of cores and finished goods included in that portion of the shipment that is expected to be returned within one year. Inventory unreturned is valued in the same manner as the Company’s other inventory.

In the fourth quarter of fiscal 2007, the Company reclassified core inventory held at Company locations and held at customers’ locations to long-term core inventory. The reclassified core inventory totaled $42,492,000 and $33,822,000 at March 31, 2007 and 2006, respectively. This reclassification had no impact on total assets or core inventory value. The Company’s determination for reclassifying the core inventory was based on a current assessment of the timing of the realization of the core values.

The long-term core deposit account is established based on a core purchase agreement the Company has with a customer that obligates the Company to purchase cores held by a customer and remaining on the customer’s premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The amount of credits issued is based upon the core purchase price previously established with the customer. At the same time, the Company records the long-term core deposit for the cores purchased at its standard core cost. The difference between the credit granted and the standard cost of the long-term core deposit is treated as a sales allowance reducing revenue as required under EITF 01-9.

The Company’s long-term core deposits are stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current standard cost of the related core inventory. At least annually, and as often as quarterly, a reconciliation and confirmation is performed to determine that the number of cores purchased, but retained at the customer’s premises, remains sufficient to support the amounts recorded in the long-term core deposit account. At the same time, the aggregate value of the mix of cores is reviewed to determine that the average standard cost per core has not dropped below the average standard cost at the time of the original transaction. The Company evaluates the value of cores supporting the long-term core deposit account each quarter. This evaluation is performed on the cores in aggregate and gives consideration to the Company’s core standard costs. If the Company identifies any permanent reduction in either the number or the aggregate value of the core inventory mix held at the customer location, the Company will record a reduction in the long-term core deposit account for that period.

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

As required, the liability method is also used in determining the impact of the adoption of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) on the Company’s deferred tax assets and liabilities.

The primary components of the Company’s income tax provision (benefit) are (i) the current liability or refund due for federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. The Company has long-term agreements with all of its major customers which expire at various dates ranging from December 2007 through December 2012. In addition, the Company has certain core purchase obligations with certain customers that expire at various dates through March 2015. (See Note I and O). Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the future operating results of the Company. Management periodically reviews such forecasts in comparison with actual results and there can be no assurance that such results will be achieved.

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

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations are translated into the reporting currency (U.S. dollar) at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year in accordance with SFAS 52, “Foreign Currency Translation.” The accumulated foreign currency translation adjustment is presented as a component of Other Comprehensive Income in the Consolidated Statement of Shareholders’ Equity.

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

When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the core price agreed upon by the Company and its customer. Upon receipt of a core, the Company grants the customer a credit based on the core price billed, and restores the returned core to inventory.

When the Company ships a product, it invoices certain customers for the core portion of the product at full core sales price. For these cores, the Company recognizes core revenue based upon an estimate of the rate at which the Company’s customers will pay cash for cores in lieu of returning cores for credits.

In addition, the Company recognizes revenue related to cores not expected to be returned originally sold at nominal core price. Unlike the full price cores, the Company only recognizes revenue from cores not expected to be returned when the Company believes it has met all the following criteria under SAB 104:
•	the Company has a signed agreement with the customer covering the nominally priced cores not expected to be returned, and the agreement must specify the number of cores its customer will pay cash for in lieu of returning a core and the basis on which the nominally priced cores are to be valued (normally the average price per core stipulated in the agreement).

•	the contractual date for reconciling the Company’s records and customer’s records of the number of nominally priced cores not expected to be returned must be in the current or a prior period.

•	the reconciliation of the nominally priced cores must be completed and agreed to by the customer.

•	the amount must be billed to the customer.
The Company has made in the past and may make in the future agreements with certain customers to buy-back cores (See Note I and O). The difference between the credit granted and the standard cost of the cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. During the year ended March 31, 2007, $1,575,000 of such core revenues was deferred. No core revenues were deferred in prior periods.

In May 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement with its largest customer. For POS inventory, revenue was recognized when the customer notified the Company that it had sold a specifically identified product to an end user. POS inventory represents inventory held on consignment at customer locations. This arrangement was discontinued in August 2006. See “Note I-Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer”.

9.	Marketing Allowances

The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See “Note O-Commitments and Contingencies” for a more complete description of all marketing allowances.

10.	Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the fiscal years ended March 31, 2007, 2006 and 2005 were $201,000, $320,000, and $87,000, respectively.

11.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following represents a reconciliation of basic and diluted net income per share.

	Year end March 31,
	2007	2006	2005
Net income (loss)	$(4,956,000)	$2,085,000	$7,281,000

Basic shares	8,348,069	8,251,319	8,151,459
Effect of dilutive options and warrants	—	232,004	448,510

Diluted shares	8,348,069	8,483,323	8,599,969

Net income (loss) per share:
Basic	$(0.59)	$0.25	$0.89
Diluted	$(0.59)	$0.25	$0.85
The effect of dilutive options and warrants excludes 1,270,649 options with exercise prices ranging from $1.10 to $19.13 per share in 2007, 24,875 options with exercise prices ranging from $11.81 to $19.13 per share in 2006, and 361,525 options with exercise prices ranging from $8.70 to $19.13 per share in 2005 — all of which were anti-dilutive.

12.	Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation and return allowances for receivables, inventories, and deferred income taxes; accrued liabilities; and litigation and disputes.

The Company uses significant estimates in the calculation of sales returns. These estimates are based on the Company’s historical return rates and an evaluation of estimated sales returns from specific customers.

The Company uses significant estimates in the calculation of the value of inventory.

The Company’s calculation of inventory reserves involves significant estimates. The basis for the inventory reserve is a comparison of inventory on hand to historical production usage or sales volumes.

The Company records its liability for self-insured workers’ compensation by including an estimate of the total claims incurred and reported as well as an estimate of incurred, but not reported, claims by applying the Company’s historical claims development factor to its estimate of incurred and reported claims.

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

Effective April 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (FAS 123R) using the modified prospective application method of transition for all its stock-based compensation plans. Accordingly, while the reported results for the year ended March 31, 2007 reflect the adoption of FAS 123R, prior year amounts have not been restated. FAS123R requires the compensation cost associated with stock-based compensation plans be recognized and reflected in a company’s reported results.

The following table presents the impact adoption of FAS 123R had on the Company’s audited consolidated statement of operations for the year ended March 31, 2007.

Year Ended March
31, 2007
Operating income (loss)	$(1,557,000)
Interest expense — net of interest income	—

Income (loss) before income tax expense (benefit)	(1,557,000)
Income tax expense (benefit)	(542,000)

Net income (loss)	$(1,015,000)

Basic net income (loss) per share	$(0.12)

Diluted net income (loss) per share	$(0.12)

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

The following table presents pro forma net income for the years ended March 31, 2006 and 2005 as if compensation costs associated with the Company’s option arrangements had been determined in accordance with SFAS 123.

	Year end March 31,
	2006	2005
Net income as reported	$2,085,000	$7,281,000
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(277,000)	(909,000)

Pro forma net income	$1,808,000	$6,372,000

Basic net income per share — as reported	$0.25	$0.89
Basic net income per share — pro forma	$0.22	$0.78
Diluted net income per share — as reported	$0.25	$0.85
Diluted net income per share — pro forma	$0.21	$0.74
In November 2005, the FASB issued Staff Position (FSP) FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123 (R)-3”). FSP 123 (R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. The Company had significant vested options on their adoption date of FAS 123R and therefore has elected to compute its APIC pool as described in paragraph 81 of FAS 123R. The excess tax benefits for the year ended March 31, 2007 of $107,000 (determined based on the requirements of paragraph 81 of FAS 123R) are presented as a cash outflow from operations and a cash inflow from financing activities.

The fair value of stock options used to compute share-based compensation reflected in reported results under FAS 123R and the pro forma net income and pro forma net income per share disclosures under APB No. 25 is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 411,500 and 405,800 shares of common stock were granted during the years ended March 31, 2007 and 2006.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Year end March 31,
	2007	2006	2005
Risk free interest rate	4.64%	4.12%	3.22%
Expected holding period (years)	5.90	5.00	5.00
Expected volatility	40.54%	27.00%	45.00%
Expected dividend yield	—%	—%	—%
Weighted average fair value of options granted	$5.59	$3.19	$3.91
15.	Credit Risk

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

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary, bonuses and commission. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The carrying value of plan assets was $859,000 and $660,000, and deferred compensation obligation was $859,000 and $495,000 at March 31, 2007 and 2006, respectively. The expense recorded in the year 2007 and 2006 related to the deferred compensation plan was $120,000 and $148,000, respectively.

17.	Comprehensive Income or Loss

SFAS 130, “Reporting Comprehensive Income,” established standards for the reporting and display of comprehensive income or loss and its components in a full set of general purpose financial statements. Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net income or loss from foreign currency translation adjustments and unrealized gains or losses on short-term investments. The Company has presented comprehensive income or loss on the Consolidated Statement of Shareholders’ Equity.

18.	Liquidity

At March 31, 2007, the Company had a cash balance of $349,000, accounts payable balance of $42,756,000 and had borrowed $22,800,000 under its line of credit. To respond to the Company’s growing working capital needs and strengthen its financial position, in May 2007 the Company completed a private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000. The proceeds from this private placement were used to repay the borrowed amounts under its line of credit and to reduce the accounts payable balances. The Company believes the borrowings under its line of credit arrangement will be available to the Company throughout the year. The line of credit facility does not expire until October 2008.

The Company believes the proceeds from its recent private placement together with amounts available under its amended credit facility, cash flows from operations and its cash and short term investments on hand are sufficient to satisfy its expected future working capital needs, capital lease commitments and capital expenditure obligations over the next year. The Company cannot provide assurance in this regard, however.

19.	Reclassifications

Certain prior year amounts have been reclassified to confirm with the fiscal 2007 presentation.

20.	Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No.159”). FAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt FAS No. 159 in the first quarter of fiscal 2009.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (FIN 48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold for financial statement recognition and a measurement attribute for a tax position taken or expected to be taken in a tax return. This Interpretation also provides related guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. FIN 48 is effective for the Company beginning April 1, 2007. While the Company’s evaluation is not complete, management does not expect that the adoption of FIN 48 will have a material impact on the Company’s financial statements.
NOTE C — Restructuring Charges
In the fourth quarter of fiscal 2007, the Company eliminated 80 positions from its Torrance facilities. Severance and other related costs totaling $258,000 were recorded as general and administrative expenses in the fourth quarter of fiscal 2007 and paid to terminated employees through April 3, 2007.
The following table summarizes the activities in the Company’s restructuring reserve included under the accrued expenses in the accompanied consolidated balance sheet for the period ended March 31, 2007.

Costs for
Employees
Terminated
Balance at March 31, 2006	$—
Additions to reserve	258,000
Cash payments	(232,000)

Balance at March 31, 2007	$26,000

NOTE D — Short-Term Investments
The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. As of March 31, 2007 and 2006, the fair market value of the short-term investments was $859,000 and $660,000, and the liability to plan participants was $859,000 and $495,000, respectively.
NOTE E — Accounts Receivable
Included in Accounts receivable — net are significant offset accounts related to customer allowances earned, customer payment discrepancies, in-transit and estimated future unit returns, estimated future credits to be provided for cores returned by the customers and potential bad debts. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the open trade accounts receivable.

Accounts receivable — net is comprised of the following at March 31:

	2007	2006
Accounts receivable – trade	$27,299,000	$29,134,000
Allowance for bad debts	(18,000)	(26,000)
Customer allowances earned	(5,003,000)	(1,685,000)
Allowance for customer-payment discrepancies	(823,000)	(1,980,000)
Customer finished goods returns accruals	(9,776,000)	(3,522,000)
Customer core returns accruals	(9,420,000)	(8,019,000)

Less: total accounts receivable offset accounts	(25,040,000)	(15,232,000)

Total accounts receivable – net	$2,259,000	$13,902,000

Note F — Inventory
Inventory is comprised of the following at March 31:

	2007	2006
Raw materials	$14,990,000	$8,721,000
Work-in-process	185,000	82,000
Finished goods — POS consignment inventory	—	9,067,000
Finished goods	18,762,000	15,401,000

	33,937,000	33,271,000
Less allowance for excess and obsolete inventory	(2,093,000)	(1,989,000)

Total	$31,844,000	$31,282,000

Note G — Inventory Unreturned
Inventory unreturned represents the standard cost (stated at the lower of cost or market) of finished goods shipped to customers and expected to be returned within one year. Upon product shipment, the Company reduces the inventory account for the amount of product shipped and establishes the inventory unreturned asset account for that portion of the shipment that is expected to be returned by the customer. At March 31, 2007 and 2006, inventory unreturned was $3,886,000 and $948,000, respectively.
Note H — Plant and Equipment
Plant and equipment, at cost, are as follows at March 31:

	2007	2006
Machinery and equipment	$23,871,000	$19,756,000
Office equipment and fixtures	5,491,000	5,153,000
Leasehold improvements	5,574,000	3,813,000

	34,936,000	28,722,000
Less accumulated depreciation and amortization	(18,885,000)	(16,558,000)

Total	$16,051,000	$12,164,000

Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $5,201,000 and $3,104,000 at March 31, 2007 and 2006, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.
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
The POS conversion was not completed by April 2006, and the parties agreed to terminate the POS arrangement as of August 24, 2006. As part of the August 2006 agreement, the customer purchased those products previously shipped on a POS basis. This transaction, after the application of the Company’s revenue recognition policies, increased sales by $19,795,000 for the year ended March 31, 2007. The August 2006 agreement also extended the term of the Company’s primary supplier rights from May 2008 to August 2008.
Under this agreement, the Company purchased approximately $19,980,000 of the customer’s core inventory by issuing credits to the customer in that amount on August 31, 2006. In establishing the related long-term core deposit account, the Company valued these cores at $11,918,000 based on the then current standard cost of core inventory unreturned. The difference of $8,062,000 was recorded as a sales incentive and accordingly reflected as a reduction of sales for the year ended March 31, 2007. When the relationship between the Company and the customer ends, this agreement calls for the customer to pay the Company for unreturned cores in cash. This cash payment is based on the contractual value for each unreturned core.
The net effect of the termination of the POS arrangement, after application of the Company’s revenue recognition policies was an increase in net sales of $11,733,000 for the year ended March 31, 2007.
NOTE J — Long-term Core Deposit
The Company has agreed with certain customers to purchase and retain the value of the core portion of the remanufactured alternators or starters which are on-hand at those customers’ locations. At the inception of any such agreement, the Company establishes a long-term core deposit valued at the standard core cost at the date of the agreement. In cases which the Company purchases the cores, the average purchase price of the cores exceeds the average standard cost of the cores. The difference between the aggregate purchase price and the aggregate standard core cost is deemed a sales incentive under EITF 01-9 and recorded as a reduction in sales revenues at the inception of the agreement. These agreements require the customer to either return a core to the Company or pay the Company for unreturned cores in cash at the termination of the customer relationship. The cash payment made at the end of the relationship is based on the contractual value for each unreturned core which exceeds the aggregate standard core cost used to establish the long-term core deposit at the inception of the agreement with the customer.
The Company’s long-term core deposits are stated at a lower of cost or market. The cost is established at the time of the core purchase transaction based on the then current standard cost of core inventory unreturned. At least annually, and as often as quarterly, a reconciliation and confirmation is performed to determine that the number of cores purchased but retained at the customers premise’s remains sufficient to support the balance in the long-term core deposit account. At the same time, the aggregate value of the mix of cores is reviewed to determine that the aggregate value of the cores in the account has not changed during the reporting period. If the Company identifies any permanent reduction in either the number or the aggregate value of the core inventory held at the customer location, the Company will record a reduction in the long-term core deposit account for that period. As required under ARB 43 “Restatement and Revision of Accounting Research Bulletins (as amended)”, chapter 4, statement 6, the reduction in the long-term core deposit account will take into consideration the fact that the customer is generally obligated to pay for unreturned cores at prices that exceed the costs used to establish the long-term core deposit account if the Company’s relationship with a customer ends. The Company will not therefore, reduce the value of the long-term core deposit below an amount equal to net realizable value reduced by an allowance representing an approximately normal profit margin. For the years ended March 31, 2007 and 2006, there were no reductions in the value of the long-term core deposit account. The long-term core deposit account was $21,617,000 and $826,000 at March 31, 2007 and 2006, respectively.
Note K — Capital Lease Obligations
The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2007	2006
Cost	$8,241,000	$7,879,000
Less: accumulated amortization	(2,973,000)	(1,680,000)

Total	$5,268,000	$6,199,000

Future minimum lease payments at March 31, 2007 for the capital leases are as follows:

Year ending March 31,
2008	$1,875,000
2009	1,749,000
2010	1,474,000
2011	701,000
2012	19,000
Thereafter	—

Total minimum lease payments	5,818,000
Less amount representing interest	(621,000)

Present value of future minimum lease payment	5,197,000
Less current portion	(1,568,000)

$3,629,000

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
Assets financed under the agreement had a net book value of $1,517,000. The difference between the financing provided, which was based on the fair market value of the equipment, and the net book value of the equipment financed was accounted for as a deferred gain on the sale-leaseback agreement. The deferred gain is being amortized at a monthly rate of $43,000 over the estimated five year life of the capital lease asset and is accounted for as an offset to general and administrative expenses. At March 31, 2007, the deferred gain remaining to be amortized was $1,859,000.
Note L — Line of Credit and Factoring Agreements
In April 2006, the Company entered into an amended credit agreement with the bank that increased its credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008 and changed the manner in which the margin over the benchmark interest rate is calculated. Starting June 30, 2006, the interest rate fluctuates as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by the Company	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
For purposes of this calculation, leverage ratio is defined to mean the ratio of (a) Indebtedness as of the last day of such fiscal quarter minus any direct or contingent obligations of the Company under the letter of credit to (b) EBITDA for the four consecutive fiscal quarters ending on such date.
In August 2006, the bank credit agreement was amended to increase the credit availability from $25,000,000 to $35,000,000. On March 23, 2007, the Company further entered into an amendment to its credit agreement with the bank. Under the terms of the March 2007 amendment, the bank agreed to provide the Company a non-revolving loan up to $5,000,000. This non-revolving loan bore interest at the bank’s prime rate and was due on June 15, 2007. At March 31, 2007, no amounts were outstanding. On May 24, 2007, the Company repaid the $5,000,000 utilized subsequent to March 31, 2007 from the proceeds of its private placement of common stock and warrants. (See Note V).
The bank holds a security interest in substantially all of the Company’s assets. At March 31, 2007 and 2006, the Company had reserved $4,301,000 of this revolving line of credit for standby letters of credit for worker’s compensation insurance and had borrowed $22,800,000 and $6,300,000, respectively, under this line of credit.
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

In connection with the April 2006 amendment to the credit agreement, the Company agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in order to complete the amendment. The amendment completion fee is payable in three installments of $41,666. The first payment was made on the date of the amendment to the credit agreement, the second was made on or before February 1, 2007 and the third is to be paid on or before February 1, 2008. The fee was deferred and is being amortized on a straight-line basis over the remaining term of credit facility.
As a result of the August 2006 amendment, the bank increased the minimum fixed charge coverage ratio and the maximum leverage ratio and increased the amount of allowable capital expenditures. In addition, the unused facility fee is now applied against any difference between the $35,000,000 commitment and the average daily outstanding amount of credit the Company actually uses during each quarter. The bank charged an amendment fee of $30,000 which was paid and expensed on the effective date of the amendment to the credit agreement.
In November 2006, the bank credit agreement was further amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account discussed in Note I for purposes of determining the Company’s compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
In connection with the March 2007 amendment to the credit agreement, the Company agreed to provide the bank with its monthly financial statements, monthly aged reports of accounts receivable and accounts payable and monthly inventory reports. The Company also agreed to allow the bank, at its request, to inspect the Company’s assets, properties and records and conduct on-site appraisals of the Company’s inventory.
At March 31, 2007, the Company was not in compliance with loan agreement covenants requiring the Company to (i) achieve EBITDA of not less than $3,000,000 for the three months ended March 31, 2007, (ii) achieve EBITDA of not less than $13,000,000 for the four consecutive fiscal quarters ended March 31, 2007, (iii) maintain a leverage ratio of not less than 2.25 to 1.00 as of the last day of the three month ended March 31, 2007, (iv) maintain a current ratio of not less than 1.20 to 1.00 as of the last day of the three months ended March 31, 2007, (v) not incur operating lease obligations exceeding $3,000,000 for the fiscal year ended March 31, 2007 and (vi) achieve minimum levels of tangible net worth. In June 2007, the bank provided the Company with a waiver of these covenant defaults.
In addition, in conjunction with the June 2007 waiver, the bank credit agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account for purposes of determining our compliance with the fixed charge coverage ratio and leverage ratio. The effective date of the amendment for the fixed charge coverage ratio was March 31, 2007.
Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount agreed-upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of the customers’ receivables aggregating $87,713,000 and $77,683,000 for the years ended March 31, 2007 and 2006, respectively, by an average of 226 days and 189 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the years ended March 31, 2007, 2006 and 2005 was 6.7%, 5.9% and 4.2%, respectively. The amount of the discount on these receivables, $3,785,000, $2,292,000 and $1,539,000 for the years ended March 31, 2007, 2006 and 2005, respectively, was recorded as interest expense.
NOTE M — Preferred Stock
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
The Company had forward foreign exchange contracts with a U.S. dollar equivalent notional value of $5,463,000 and $4,131,000 and a nominal fair value at March 31, 2007 and 2006, respectively. The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity ranging from one month to nine months, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the years ended March 31, 2007 and 2006, the Company recorded an increase in general and administrative expenses of $11,000 and a decrease in general and administrative expenses of $36,000, respectively, associated with these foreign exchange contracts.
NOTE O — Commitments and Contingencies
Operating Lease Commitments
The Company leases office and warehouse facilities in California, Tennessee, Malaysia, Singapore and Mexico under operating leases expiring through 2017. The Company also has short term contracts of one year or less covering its third party warehouses that provide for contingent payments based on the level of sales that are processed through the third party warehouse.
At March 31, 2007, the remaining future minimum rental payments under the above operating leases are as follows:

Year ending March 31,
2008	$3,248,000
2009	3,219,000
2010	3,184,000
2011	3,032,000
2012	2,971,000
Thereafter	6,434,000

Total minimum lease payments	$22,088,000

During fiscal years 2007, 2006 and 2005, the Company incurred total operating lease expenses of $3,215,000, $2,428,000 and $1,466,000, respectively.
Commitments to Provide Marketing Allowances under Long-Term Customer Contracts
The Company has long-term agreements with all of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance, quality and fulfillment requirements, and a certain contract grants the customer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates ranging from December 2007 through December 2012. There are certain core purchase obligations with certain customers that expire at various dates through March 2015.
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
The following table presents the breakout of allowances, other than those reflected in “Note I-Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer” discussed above, recorded as a reduction to revenues in the years ended March 31:

	Year end March 31,
	2007	2006	2005
Allowances incurred under long-term customer contracts	$11,863,000	$5,825,000	$2,224,000
Allowances related to a single exchange of product	14,100,000	11,533,000	9,668,000
Allowances related to core inventory purchase obligations	1,506,000	1,262,000	104,000

Total customer allowances recorded as a reduction of revenues	$27,469,000	$18,620,000	$11,996,000

The following table presents the commitments to incur allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2008	$8,258,000
2009	3,716,000
2010	2,599,000
2011	1,866,000
2012	1,239,000
Thereafter	1,050,000

Total marketing allowances	$18,728,000

The Company has also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. Under the largest of these agreements, the Company agreed to acquire core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the core inventory in customer hands and subject to customer purchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the years ended March 31, 2007 and 2006 were $967,000 and $1,166,000, respectively. As of March 31, 2007 and 2006, the long-term core inventory related to this agreement was approximately $1,938,000 and $826,000, respectively. As of March 31, 2007 and 2006, approximately $5,613,000 and $8,064,000, respectively, of credits remains to be issued under this arrangement.
In July 2006, the Company entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of this agreement, the Company agreed to acquire a portion of the customer’s import alternator and starter core inventory by issuing approximately $950,000 of credits over twenty quarters. As of March 31, 2007, approximately $855,000 of credits remains to be issued under the agreement. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement. On May 22, 2007, this agreement was amended to eliminate the Company’s obligation to acquire a portion of the customer’s import alternator and starter inventory, and the customer refunded approximately $95,000 in accounts receivable credits previously issued.
In addition, during the year ended March 31, 2007, the Company charged approximately $494,000 against revenues under agreements with certain traditional customers. As of March 31, 2007, approximately $1,594,000 of credits remains to be issued under these agreements.
The following table presents the customer core purchase obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2008	$2,821,000
2009	2,759,000
2010	2,136,000
2011	251,000
2012	95,000
Thereafter	—

Total core purchase obligations	$8,062,000

Workers Compensation Self Insurance
Prior to January 1, 2007, the Company was partially self-insured for workers compensation insurance and was liable for the first $250,000 of each claim, with an aggregate amount of $2,500,000 per year. Above these limits, the Company had purchased insurance coverage which management considers adequate. The Company records an estimate of its liability for self-insured workers’ compensation by including an estimate of the total claims incurred and reported as well as an estimate of incurred, but not reported, claims by applying the Company’s historical claims development factor to its estimate of incurred and reported claims. Effective January 1, 2007, the Company is insured under the workers compensation insurance policy with no deductibles and no aggregate per year limit.
NOTE P — Major Customers and Suppliers
The Company’s five largest customers accounted for the following total percentage of gross sales net of returns, exclusive of sales recorded under EITF 01-9, and accounts receivable for the fiscal years ended March 31:

Sales	2007	2006	2005
Customer A	60%	69%	72%
Customer B	10%	12%	12%
Customer C	10%	9%	3%
Customer D	9%	—%	—%
Customer E	7%	7%	9%

Accounts Receivable	2007	2006
Customer A	31%	60%
Customer B	5%	6
Customer C	9%	10%
Customer D	28%	—%
Customer E	17%	19%

For the year ended March 31, 2007, 2006 and 2005, one supplier provided approximately 22%, 21% and 17% of the raw materials purchased, respectively. No other supplier accounted for more than 10% of the Company’s purchases.
NOTE Q — Income Taxes
The income tax expense for the years ended March 31 is as follows:

	Year end March 31,
	2007	2006	2005
Current tax expense (benefit)
Federal	$(347,000)	$424,000	$945,000
State	(208,000)	100,000	184,000
Foreign	461,000	123,000	31,000

Total current tax expense (benefit)	(94,000)	647,000	1,160,000

Deferred tax expense (benefit)
Federal	(2,662,000)	668,000	2,908,000
State	(676,000)	(68,000)	397,000
Foreign	—	12,000	—

Total deferred tax expense (benefit)	(3,338,000)	612,000	3,305,000

Total income tax expense (benefit)	$(3,432,000)	$1,259,000	$4,465,000

Deferred income taxes consist of the following at March 31:

	2007	2006
Assets
Net operating loss carry-forwards	$1,921,000	$—
Accounts receivable valuation	2,334,000	185,000
Right of return reserve	1,125,000	1,488,000
Estimate for returns	970,000	1,661,000
Allowance for customer incentives	410,000	1,036,000
Inventory obsolescence reserve	834,000	831,000
Inventory capitalization	254,000	214,000
Vacation pay	215,000	337,000
Deferred compensation	342,000	210,000
Accrued bonus	598,000	450,000
Tax credit	336,000	—
Deferred tax on unrealized loss	37,000	—
Stock options	606,000	—
Deferred state tax	80,000	—
Deferred core revenue	311,000	—
Other	18,000	19,000

Total deferred tax assets	10,391,000	6,431,000

Liabilities
Deferred state tax	(8,000)	(292,000)
Deferred tax on unrealized gain	—	(33,000)
Accelerated depreciation	(1,491,000)	(847,000)
Shareholder note receivable	(304,000)	—
Other	(3,000)	(12,000)

Total deferred tax liabilities	(1,806,000)	(1,184,000)

Net deferred tax assets	$8,585,000	$5,247,000

Net current deferred income tax asset	$6,768,000	$5,809,000
Net long-term deferred income tax assets (liabilities)	1,817,000	(562,000)

Total	$8,585,000	$5,247,000

Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. At March 31, 2006, the Company had fully used its federal net operating loss carry forwards. During the current fiscal year ended March 31, 2007, the Company created a net operating loss carry forward of approximately $1,921,000. The net operating loss carry forward will expire in fiscal 2027.
For fiscal 2007, the primary components of the Company’s income tax benefit rate are due to federal, state and foreign income taxes. For fiscal 2006 and 2005, the primary components of the Company’s income tax provision rates were (i) the current liability due for federal, state and foreign income taxes, including, in fiscal 2005, the effect of the tax net operating loss carryback provisions of the Job Creation and Work Assistance Act of 2002 and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.
The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Year end March 31,
	2007	2006	2005
Statutory federal income tax rate	34%	34%	34%
State income tax rate, net of federal benefit	6%	6%	6%
State income tax credits	—%	—%	(3)%
Other income tax	1%	(3)%	1%

	41%	37%	38%

NOTE R — Defined Contribution Plan
The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $69,000, $71,000 and $67,000 for the fiscal years ended March 31, 2007, 2006 and 2005, respectively.
NOTE S — Stock Options
In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2007 and 2006, options to purchase 526,500 and 565,850 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.
At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of our Common Stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of March 31, 2007 and 2006, options to purchase 1,093,567 and 725,950 shares of common stock, respectively, were outstanding under the Incentive Plan and options to purchase 80,766 and 469,050 shares of common stock, respectively, were available for grant.
In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of March 31, 2007 and 2006, options to purchase 68,000 and 59,000 shares of common stock, respectively, were issued, of which options to purchase 9,000 and 22,666 shares of common stock, respectively, were not immediately exercisable under the 2004 Plan and 107,000 and 116,000 shares of common stock were available for grant.

A summary of stock option transactions follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2004	793,250	$3.31
Granted	401,150	$8.83
Exercised	(98,000)	$2.98
Cancelled	(2,750)	$6.82

Outstanding at March 31, 2005	1,093,650	$5.29
Granted	405,800	$10.08
Exercised	(132,150)	$2.16
Cancelled	(16,500)	$8.73

Outstanding at March 31, 2006	1,350,800	$7.05
Granted	411,500	$12.05
Exercised	(57,017)	$5.16
Cancelled	(17,216)	$11.28

Outstanding at March 31, 2007	1,688,067	$8.29

The pre-tax intrinsic values of options exercised in fiscal 2007, 2006 and 2005 were $524,000, $1,479,000 and $781,000, respectively.
The followings table summarizes information about the options outstanding at March 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted Average	Aggregate		Weighted	Aggregate
Range of		Average	Remaining Life	Intrinsic		Average	Intrinsic
Exercise price	Shares	Exercise Price	In Years	Value	Shares	Exercise Price	Value
$1.100 to $1.800	28,250	$1.21	4.21	$371,205	28,250	$1.21	$371,205
$2.160 to $3.600	385,000	2.77	4.84	3,391,850	385,000	2.77	4,458,300
$6.345 to $9.270	468,525	8.28	7.18	2,843,947	468,525	8.28	2,843,947
$9.650 to $11.813	377,417	10.01	8.51	1,637,990	242,661	10.04	1,045,869
$12.000 to $13.800	414,500	12.05	9.36	953,350	135,838	12.13	301,560
$14.500 to $19.125	14,375	$16.26	4.38	—	10,375	$16.94	—

	1,688,067			$9,198,342	1,270,649		$9,020,881

The aggregate pre-tax intrinsic values in the above table are based on the Company’s closing stock price of $14.35 as of March 31, 2007 which would have been received by the option holders had all in-the-money options been exercised as of that date.
Options to purchase 1,270,649, 1,059,598 and 1,060,318 shares of common stock were exercisable at the end of fiscal 2007, 2006 and 2005, respectively. The weighted average exercise price of options exercisable was $7.27, $6.28 and $5.29 at the end of fiscal 2007, 2006 and 2005, respectively.
A summary of changes in the status of non-vested stock options during the fiscal year ended March 31, 2007 is presented below.

	Number of	Grant Weighted Average
	Shares	Date Fair Value
Non-vested at March 31, 2006	291,202	$3.16
Granted	411,500	$5.59
Vested	(272,917)	$4.31
Cancelled or Forfeited	(12,367)	$3.18

Non-vested at March 31, 2007	417,418	$4.80

The Company adopted FAS 123R effective April 1, 2006 using the modified prospective adoption method. The Company did not modify the terms of any previously granted options in anticipation of the adoption of FAS 123R. At March 31, 2007, there was $1,444,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 2.3 years.

NOTE T — Litigation
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
On May 20, 2004, the SEC and the United States Attorney’s Office announced that Peter Bromberg was sentenced to ten months, including five months of incarceration and five months of home detention, for making false and misleading statements about the Company’s financial condition and performance in its 1997 and 1998 Forms 10-Ks filed with the SEC.
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
Based upon the terms of agreements it had previously entered into with Mr. Richard Marks, the Company paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. During the years ended March 31, 2006 and 2005, the Company incurred costs of approximately $368,000 and $556,000, respectively, pursuant to this indemnification arrangement. Following the conclusion of these investigations, the Company sought reimbursement from Mr. Marks of certain of the legal fees and costs the Company advanced. In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement Mr. Marks is obligated to pay the Company $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks made the June interest payment on June 22, 2007. Mr. Marks has pledged 80,000 shares of the Company’s common stock that he owns to secure this obligation. If at any time, the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel. At March 31, 2007, the Company recorded a shareholder note receivable for $682,000 Mr. Marks owes the Company. The note is classified in shareholders’ equity as it is collateralized by the Company’s common stock. The Company reduced its general and administrative expenses by $682,000 and recorded related interest income of $75,000 during the year ended March 31, 2007.
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
NOTE U — Related Party Transactions
The Company has entered into agreements with three members of its Board of Directors, Messrs. Mel Marks, Philip Gay and Selwyn Joffe.
In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is currently paid an annual consulting fee of $350,000 per year. Mr. Marks was paid $350,000 in fiscal 2007, 2006, and 2005. The Company can terminate this arrangement at any time.
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
On April 22, 2006, the Company entered into an amendment to its employment agreement with Mr. Joffe. Under the amendment, Mr. Joffe’s term of employment has been extended from March 31, 2006 to March 31, 2008, and his base salary, bonus arrangements, 1% transaction fee right and fringe benefits remain unchanged. Before the amendment, Mr. Joffe had the right to terminate his employment upon a change of control and receive his salary and benefits through March 31, 2006. Under the amendment, upon a change of control (which has been redefined pursuant to the amendment), Mr. Joffe will be entitled to a sale bonus equal to the sum of (i) two times his base salary plus (ii) two times his average bonus earned for the two years immediately prior to the change of control. The amendment also grants Mr. Joffe the right to terminate his employment within one year of a change of control and to then receive salary and benefits for a one-year period following such termination plus a bonus equal to the average bonus Mr. Joffe earned during the two years immediately prior to his voluntary termination.
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
NOTE V — Subsequent Events
On May 23, 2007, the Company completed the sale of 3,641,909 shares of the Company’s common stock at a price of $11.00 per share, resulting in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000, and warrants to purchase up to 546,283 shares of its common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by the Company if the volume weighted average trading price of the Company’s common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days.
The Company is obligated to file a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants by July 31, 2007 and to cause the registration statement to become effective no later than October 19, 2007. If the Company misses either of these deadlines, it is obligated to pay the purchasers of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate proceeds from this private placement, and an additional 1% for each subsequent month these deadlines are not met, until the partial liquidated damages paid equals 19% of such aggregate proceeds. Any payments made under this registration rights agreement will reduce additional paid-in-capital.
NOTE W — Unaudited Quarterly Financial Data
The unaudited quarterly financial data for the first quarter of fiscal 2007 has been restated to correct an error which occurred when the Company failed to recognize the impact of entering into a settlement agreement with Richard Marks, which required the creation of a shareholder note receivable during the first quarter “See Note T”. Recording the shareholder note receivable reduced the general and administrative expense in the three month period ended June 30, 2006 and created an offsetting reduction in shareholders’ equity.

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2007, including the restated numbers for the first quarter of fiscal 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)
Net sales	27,424,000	44,165,000	33,334,000	31,400,000
Cost of goods sold	20,258,000	39,218,000	27,479,000	28,085,000

Gross profit	7,166,000	4,947,000	5,855,000	3,315,000
Total operating expenses, as reported	4,393,000	6,573,000	5,949,000	7,525,000
Reimbursement of indemnification costs on settlement	(682,000)	—	—	—

Total operating expenses, as restated	3,711,000	6,573,000	5,949,000	7,525,000

Operating income (loss)	3,455,000	(1,626,000)	(94,000)	(4,210,000)
Interest expense — net	822,000	1,315,000	1,883,000	1,893,000
Income tax expense (benefit), as reported	782,000	(1,179,000)	151,000	(3,459,000)
Reimbursement of indemnification costs on settlement	273,000	—	—	—

Income tax expense (benefit), as restated	1,055,000	(1,179,000)	151,000	(3,459,000)

Net income (loss), as reported	1,169,000	(1,762,000)	(2,128,000)	(2,644,000)
Reimbursement of indemnification costs on settlement	409,000	—	—	—

Net income (loss), as restated	$1,578,000	$(1,762,000)	$(2,128,000)	$(2,644,000)

Basic net income (loss) per share, as previously reported	$0.14	$(0.21)	$(0.25)	$(0.32)
Basic net income (loss) per share from adjustment	0.05	—	—	—

Basic net income (loss) per share, as restated	$0.19	$(0.21)	$(0.25)	$(0.32)

Diluted net income (loss) per share, as previously reported	$0.14	$(0.21)	$(0.25)	$(0.32)
Diluted net income (loss) per share from adjustment	0.05	—	—	—

Diluted net income (loss) per share, as restated	$0.19	$(0.21)	$(0.25)	$(0.32)

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	20,321,000	29,776,000	30,154,000	28,146,000
Cost of goods sold	17,798,000	21,231,000	23,358,000	20,605,000

Gross profit	2,523,000	8,545,000	6,796,000	7,541,000
Total operating expenses	5,189,000	5,086,000	3,912,000	4,920,000

Operating income (loss)	(2,666,000)	3,459,000	2,884,000	2,621,000
Interest expense — net	548,000	654,000	958,000	794,000
Income tax expense (benefit)	(1,250,000)	1,126,000	776,000	607,000

Net income (loss)	$(1,964,000)	$1,679,000	$1,150,000	$1,220,000

Basic net income (loss) per share	$(0.24)	$0.20	$0.14	$0.15

Diluted net income (loss) per share	$(0.24)	$0.19	$0.13	$0.14

Schedule II — Valuation and Qualifying Accounts
Accounts Receivable — Allowance for doubtful accounts

			Charge to
		Balance at	(recovery of)		Balance at
Year Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	written off	period
2007	Allowance for doubtful accounts	$26,000	$175,000	$183,000	$18,000
2006	Allowance for doubtful accounts	$20,000	$9,000	$3,000	$26,000
2005	Allowance for doubtful accounts	$14,000	$20,000	$14,000	$20,000
Accounts Receivable — Customer allowances earned

		Balance at	Charge to		Balance at
Year Ended		beginning of	marketing	Amounts	end of
March 31,	Description	period	allowances	Processed	period
2007	Customer allowances earned	$1,685,000	$27,469,000	$24,151,000	$5,003,000
2006	Customer allowances earned	$1,695,000	$18,620,000	$18,630,000	$1,685,000
2005	Customer allowances earned	$1,158,000	$11,996,000	$11,459,000	$1,695,000
Accounts Receivable — Allowance for customer-payment discrepancies*

		Balance at		Balance at
Year Ended		beginning of		end of
March 31,	Description	period	Net change	period
2007	Allowance for customer-payment discrepancies	$1,980,000	$(1,157,000)	$823,000
2006	Allowance for customer-payment discrepancies	$584,000	$1,396,000	$1,980,000
2005	Allowance for customer-payment discrepancies	$973,000	$(389,000)	$584,000
Accounts Receivable — Allowance for customer finished goods returns accruals

			Estimated
		Balance at	finished goods		Balance at
Year Ended		beginning of	returns	Returns	end of
March 31,	Description	period	accruals	received	period
2007	Allowance for customer finished goods returns accruals	$3,522,000	$39,501,000	$33,247,000	$9,776,000
2006	Allowance for customer finished goods returns accruals	$3,049,000	$27,833,000	$27,360,000	$3,522,000
2005	Allowance for customer finished goods returns accruals	$1,981,000	$29,163,000	$28,095,000	$3,049,000
Inventory — Allowance for excess and obsolete inventory*

		Balance at		Balance at
Year Ended		beginning of		end of
March 31,	Description	period	Net change	period
2007	Allowance for excess and obsolete inventory	$1,989,000	$104,000	$2,093,000
2006	Allowance for excess and obsolete inventory	$2,392,000	$(403,000)	$1,989,000
2005	Allowance for excess and obsolete inventory	$2,637,000	$(245,000)	$2,392,000

*	The allowance for customer-payment discrepancies and the allowance for excess and obsolete inventory are not general type reserves that can be rolled forward. The allowance for customer-payment discrepancies is calculated using a combination of the actual short payment by customers and the percentage of open current accounts receivable. This amount is recorded as an adjustment to reflect the calculated reserve balance. The allowance for excess and obsolete inventory is calculated every month based on a rolling 12 months of sales activity for each affected part number, and an adjustment is recorded to reflect the calculated reserve balance. As such, the net activity is presented rather than the gross increases and decreases to the account.

S-1