Form 10-Q/A
period 2006-06-30
MOTORCAR PARTS  AMERICA INC
filed 2007-07-13
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 2)

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

MOTORCAR PARTS OF AMERICA, INC.
EXPLANATORY NOTE
Explanatory Note: This Form 10-Q/A Amendment No. 2 amends our report on Form 10-Q/A Amendment No. 1 for the period ended June 30, 2006 to restate our unaudited consolidated financial statements for the three months ended June 30, 2006 to correct an error resulting from the failure to recognize the impact of entering into a settlement agreement with a former officer of the Company. Under this agreement, the former officer agreed to reimburse us for a portion of the indemnification costs we paid in connection with the SEC and United States Attorney’s Office’s investigation of this former officer. This agreement required the creation of a shareholder note receivable that reduces shareholders’ equity. Recording the shareholder note receivable reduced our general and administrative expenses for the three months ended June 30, 2006. The recording of this shareholder note receivable did not impact periods prior to April 1, 2006.
Except as required to effect this restatement, no attempt has been made in this Form 10-Q/A Amendment No. 2 to modify or update other disclosures presented in the report on Form 10-Q/A Amendment No. 1 for the three months ended June 30, 2006. Accordingly, this Form 10-Q/A Amendment No. 2, including the financial statements and notes thereto included herein, generally does not reflect events occurring after the date of the original filing of the Form 10-Q/A Amendment No. 1 or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the filing of the Form 10-Q/A on February 12, 2007. For a description of subsequent events, this Form 10-Q/A Amendment No. 2 should be read in conjunction with our filings made subsequent to the filing of the Form 10-Q/A Amendment No. 1, including our Form 10-Q for the six months ended September 30, 2006 filed on February 16, 2007, our Form 10-Q for the nine months ended December 31, 2006 filed on February 20, 2007, our Form 10-K for the year ended March 31, 2007 filed on June 29, 2007 and our Current Reports on Form 8-K filed since February 12, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30,	March 31,
	2006	2006
	(Unaudited and
	Restated)
ASSETS
Current assets:
Cash and cash equivalents	$97,000	$400,000
Short term investments	681,000	660,000
Accounts receivable — net	14,209,000	13,902,000
Due from customer	2,005,000	—
Inventory — net	63,244,000	57,881,000
Deferred income tax asset	5,827,000	5,809,000
Inventory unreturned	8,804,000	8,171,000
Prepaid expenses and other current assets	1,748,000	918,000

Total current assets	96,615,000	87,741,000
Plant and equipment — net	12,766,000	12,164,000
Other assets	1,444,000	1,231,000

TOTAL ASSETS	$110,825,000	$101,136,000

LIABILITIES
Current liabilities:
Accounts payable	$24,467,000	$21,882,000
Accrued liabilities	1,136,000	1,587,000
Accrued salaries and wages	2,651,000	2,267,000
Accrued workers’ compensation claims	3,832,000	3,346,000
Income tax payable	1,057,000	1,021,000
Line of credit	14,900,000	6,300,000
Deferred compensation	521,000	495,000
Deferred income	133,000	133,000
Other current liabilities	266,000	988,000
Credit due customer	—	1,793,000
Current portion of capital lease obligations	1,499,000	1,499,000

Total current liabilities	50,462,000	41,311,000
Deferred income, less current portion	355,000	388,000
Deferred income tax liability	771,000	562,000
Deferred gain on sale-leaseback	2,248,000	2,377,000
Other liabilities	46,000	46,000
Capitalized lease obligations, less current portion	4,520,000	4,857,000

TOTAL LIABILITIES	58,402,000	49,541,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,324,455 and 8,316,105 shares issued and outstanding at June 30, 2006 and March 31, 2006, respectively	83,000	83,000
Additional paid-in capital	54,498,000	54,326,000
Shareholder note receivable	(682,000)	—
Accumulated other comprehensive (loss) income	(155,000)	85,000
Accumulated deficit	(1,321,000)	(2,899,000)

TOTAL SHAREHOLDERS’ EQUITY	52,423,000	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$110,825,000	$101,136,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
	(Restated)
Net sales	$27,424,000	$20,321,000
Cost of goods sold	20,258,000	17,798,000

Gross profit	7,166,000	2,523,000

Operating expenses:
General and administrative	2,390,000	4,010,000
Sales and marketing	905,000	865,000
Research and development	416,000	314,000

Total operating expenses	3,711,000	5,189,000

Operating income (loss)	3,455,000	(2,666,000)
Interest expense — net of interest income	822,000	548,000

Income (loss) before income tax expense (benefit)	2,633,000	(3,214,000)
Income tax expense (benefit)	1,055,000	(1,250,000)

Net income (loss)	$1,578,000	$(1,964,000)

Basic net income (loss) per share	$0.19	$(0.24)

Diluted net income (loss) per share	$0.18	$(0.24)

Weighted average number of shares outstanding:
— basic	8,322,920	8,183,955

— diluted	8,582,209	8,183,955

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net income (loss)	$1,578,000	$(1,964,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	649,000	498,000
Amortization of deferred gain on sale-leaseback	(129,000)	—
Provision for (recovery of) inventory reserves and stock adjustments	(267,000)	24,000
Recovery of doubtful accounts	(14,000)	—
Deferred income taxes	191,000	(881,000)
Share-based compensation expense	115,000	—
Excess tax benefit from employee stock options exercised	(28,000)	—
Shareholder note receivable	(682,000)
Changes in current assets and liabilities:
Accounts receivable	169,000	3,634,000
Due from customer	(2,005,000)	—
Inventory	(5,560,000)	(8,296,000)
Inventory unreturned	(632,000)	(394,000)
Prepaid expenses and other current assets	(830,000)	(443,000)
Other assets	(213,000)	(252,000)
Accounts payable and accrued liabilities	3,004,000	6,629,000
Income tax payable	37,000	(369,000)
Deferred compensation	26,000	18,000
Deferred income	(33,000)	(33,000)
Credit due customer	(1,793,000)	(2,203,000)
Other current liabilities	(722,000)	54,000

Net cash used in operating activities	(7,139,000)	(3,978,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,278,000)	(1,437,000)
Change in short term investments	(21,000)	(28,000)

Net cash used in investing activities	(1,299,000)	(1,465,000)

Cash flows from financing activities:
Net borrowings under line of credit	8,600,000	—
Net payments on capital lease obligations	(310,000)	(122,000)
Exercise of stock options	57,000	—
Excess tax benefit from employee stock options exercised	28,000	—

Net cash provided by (used in) financing activities	8,375,000	(122,000)

Effect of exchange rate changes on cash	(240,000)	(1,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(303,000)	(5,566,000)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	400,000	6,211,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$97,000	$645,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$802,000	$557,000
Income taxes	$804,000	$—
Non-cash investing and financing activities:
Property acquired under capital lease	$27,000	$916,000
Shareholder note receivable	$682,000	$—
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2006 (Restated) and 2005
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
NOTE B — Restatement of Financial Statements for the Three Months Ended June 30, 2006
     The consolidated balance sheet as of June 30, 2006, the consolidated statement of operations for the three months ended June 30, 2006 and the consolidated statement of cash flows for the three months ended June 30, 2006 have been restated to correct an error resulting from the failure to recognize the impact of entering into a settlement agreement with a former officer of the Company. Under this agreement, the former officer agreed to reimburse the Company for a portion of the indemnification costs the Company paid in connection with the SEC and United States Attorney’s Office’s investigation of this former officer. This agreement required the creation of a shareholder note receivable that reduces shareholders’ equity. Recording the shareholder note receivable reduced the Company’s general and administrative expenses for the three months ended June 30, 2006. The estimated tax effect of this error is also reflected in the restatement. The condensed notes to the financial statements for the period ending June 30, 2006 are also restated as required to give effect to the correction of this error. (See Note M “Litigation”.)
     The impact of this restatement has been reflected throughout the consolidated financial statements and accompanying notes as follows:

Consolidated Balance Sheet

	June 30, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$97,000		$97,000
Short term investments	681,000		681,000
Accounts receivable — net	14,209,000		14,209,000
Due from customer	2,005,000		2,005,000
Inventory — net	63,244,000		63,244,000
Deferred income tax asset, as previously reported	5,827,000		5,827,000
Inventory unreturned	8,804,000		8,804,000
Prepaid expenses and other current assets	1,748,000		1,748,000

Total current assets	96,615,000		96,615,000

Plant and equipment — net	12,766,000		12,766,000
Other assets	1,444,000		1,444,000

TOTAL ASSETS	$110,825,000		$110,825,000

LIABILITIES
Current liabilities:
Accounts payable	$24,467,000		$24,467,000
Accrued liabilities	1,136,000		1,136,000
Accrued salaries and wages	2,651,000		2,651,000
Accrued workers’ compensation claims	3,832,000		3,832,000
Income tax payable	1,057,000		1,057,000
Line of credit	14,900,000		14,900,000
Deferred compensation	521,000		521,000
Deferred income	133,000		133,000
Other current liabilities	266,000		266,000
Credit due customer	—		—
Current portion of capital lease obligations	1,499,000		1,499,000

Total current liabilities	50,462,000		50,462,000
Deferred income, less current portion	355,000		355,000
Deferred income tax liability, as previously reported	498,000
Reimbursement of indemnification costs on settlement		$273,000
Deferred income tax liability, as restated			771,000
Deferred gain on sale-leaseback	2,248,000		2,248,000
Other liabilities	46,000		46,000
Capitalized lease obligations, less current portion	4,520,000		4,520,000

TOTAL LIABILITIES	58,129,000	273,000	58,402,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,324,455 shares issued and outstanding at June 30, 2006	83,000		83,000
Additional paid-in capital	54,498,000		54,498,000
Shareholder note receivable		(682,000)	(682,000)
Accumulated other comprehensive loss	(155,000)		(155,000)
Accumulated deficit, as previously reported	(1,730,000)
Reimbursement of indemnification costs on settlement		409,000
Accumulated deficit, as restated			(1,321,000)

TOTAL SHAREHOLDERS’ EQUITY	52,696,000	(273,000)	52,423,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$110,825,000	$—	$110,825,000

Consolidated Statement of Operations

	Three Months Ended June 30, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales	$27,424,000		$27,424,000
Cost of goods sold	20,258,000		20,258,000

Gross profit	7,166,000		7,166,000
Operating expenses:
General and administrative, as previously reported	3,072,000
Reimbursement of indemnification costs on settlement		$(682,000)
General and administrative, as restated			2,390,000
Sales and marketing	905,000		905,000
Research and development	416,000		416,000

Total operating expenses	4,393,000	(682,000)	3,711,000

Operating income	2,773,000	682,000	3,455,000
Interest expense — net	822,000		822,000

Income before income tax expense	1,951,000	682,000	2,633,000
Income tax expense, as previously reported	782,000
Reimbursement of indemnification costs on settlement		273,000
Income tax expense, as restated			1,055,000

Net income	$1,169,000	$409,000	$1,578,000

Basic income per share	$0.14	$0.05	$0.19

Diluted income per share	$0.14	$0.04	$0.18

Weighted average shares outstanding:
— basic	8,322,920		8,322,920

— diluted	8,582,209		8,582,209

Consolidated Statement of Cash Flows

	Three Months Ended June 30, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income, as previously reported	$1,169,000
Reimbursement of indemnification costs on settlement		$409,000
Net income, as restated			$1,578,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	649,000		649,000
Amortization of deferred gain on sale-leaseback	(129,000)		(129,000)
Recovery of inventory reserves and stock adjustments	(267,000)		(267,000)
Recovery of doubtful accounts	(14,000)		(14,000)
Deferred income taxes, as previously reported	(82,000)
Reimbursement of indemnification costs on settlement		273,000
Deferred income taxes, as restated			191,000
Share-based compensation expense	115,000		115,000
Excess tax benefit from employee stock options exercised	(28,000)		(28,000)
Shareholder note receivable		(682,000)	(682,000)
Changes in current assets and liabilities:
Accounts receivable	169,000		169,000
Due from customer	(2,005,000)		(2,005,000)
Inventory	(5,560,000)		(5,560,000)
Inventory unreturned	(632,000)		(632,000)
Prepaid expenses and other current assets	(830,000)		(830,000)
Other assets	(213,000)		(213,000)
Accounts payable and accrued liabilities	3,004,000		3,004,000
Income tax payable	37,000		37,000
Deferred compensation	26,000		26,000
Deferred income	(33,000)		(33,000)
Credit due to customer	(1,793,000)		(1,793,000)
Other liabilities	(722,000)		(722,000)

Net cash used in operating activities	$(7,139,000)	$—	$(7,139,000)

There were no changes to previously reported cash flows from investing and financing activities.

NOTE C — Summary of Significant Accounting Policies
1.	Principles of consolidation

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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Three Months Ended June 30
	2006 (Restated)	2005
Net income (loss)	$1,578,000	$(1,964,000)

Basic shares	8,322,920	8,183,955
Effect of dilutive options and warrants	259,289	—

Diluted shares	8,582,209	8,183,955

Net income (loss) per share:
Basic net income (loss) per share	$0.19	$(0.24)
Diluted net income (loss) per share	$0.18	$(0.24)
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

	Three Months Ended
	June 30,
	2006	2005
	(Restated)
Net income (loss)	$1,578,000	$(1,964,000)
Foreign currency translation	(240,000)	22,000

Comprehensive income (loss)	$1,338,000	$(1,942,000)

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
NOTE M — Litigation
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
     Based upon the terms of agreements it had previously entered into with Mr. Richard Marks, the Company paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. Following the conclusion of these investigations, the Company sought reimbursement from Mr. Marks of certain of the legal fees and costs it had advanced. In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement, Mr. Marks is obligated to pay the Company $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks made the June interest payment on June 22, 2007. Mr. Marks has pledged 80,000 shares of the Company’s common stock that he owns to secure this obligation. If at any time, the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel.
     At June 30, 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owes the Company. This reduced its general and administrative expenses for the three months ended June 30, 2006 by the same amount. The impact of the settlement was an increase in net income of $409,000, after giving effect to income taxes of $273,000. The note is classified in shareholders’ equity as it is collateralized by the Company’s common stock.
     The United States Attorney’s Office has informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint.
NOTE N — Subsequent Events
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
Critical Accounting Policies
     We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below, in Note C to our unaudited consolidated financial statements included in this Form 10-Q/A and in Note C to our consolidated financial statements included in our Annual Report on Form 10-K/A filed on February 12, 2007.
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
Results of Operations for the three months ended June 30, 2006 and 2005
     The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended June 30,
	2006	2005
	(Restated)
Gross profit	26.1%	12.4%
Cash flow from operations	$(7,139,000)	$(3,978,000)
Finished goods turnover (annualized) (1)	1.94	2.09
Finished goods turnover, excluding POS inventory (annualized) (2)	3.15	4.26
Annualized return on equity (3)	12.2%	(16.1)%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(3)	Annualized return on equity is computed as net income (loss) for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity and measures our ability to invest shareholders’ funds profitably.

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended June 30,
	2006 (Restated)	2005
Net sales	100.0%	100.0%
Cost of goods sold	73.9%	87.6%

Gross profit	26.1%	12.4%
General and administrative expenses	8.7%	19.7%
Sales and marketing expenses	3.3%	4.3%
Research and development expenses	1.5%	1.5%

Operating income (loss)	12.6%	(13.1%)
Interest expense — net of interest income	3.0%	2.7%
Income tax expense (benefit)	3.8%	(6.1%)

Net income (loss)	5.8%	(9.7%)

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
     General and Administrative. Our general and administrative expense for the three months ended June 30, 2006 was $2,390,000, which represents a decrease of $1,620,000 or 40.4%, from the general and administrative expense for the three months ended June 30, 2005 of $4,010,000. This decrease is principally due to the outside professional and consulting fees we incurred in the quarter ending June 30, 2005 associated with the SEC’s review of our SEC filings and the related restatement of our financial statements. Professional and consulting fees included in general and administrative expenses decreased approximately $729,000 from $1,235,000 during the three months ended June 30, 2005 to $506,000 for the three months ended June 30, 2006. Our general and administrative expenses were also reduced by the recording of a shareholder note receivable of $682,000 for reimbursement of indemnification costs we previously paid on behalf of a former officer. General and administrative expenses related to our production facility in Mexico were approximately $158,000 higher during the three months ending June 30, 2005 as compared to the three months ended June 30, 2006 due to additional start-up costs related to the opening of the facility in June 2005. Partially offsetting these decreases in general and administrative expenses was the increase in share-based compensation of $115,000 posted during the quarter ending June 30, 2006 in compliance with the new Financial Accounting Standards Board (FASB) Statement No. 123 (revised December 2004), “Share-based Payment” (FAS 123R). See “Note D – Stock Options and Share-based Payments” in the accompanying unaudited condensed notes to the consolidated financial statements for the three months ending June 30, 2006 and 2005.
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
     Income Tax. For the three months ended June 30, 2006 and June 30, 2005, we recognized income tax expense of $1,055,000 and income tax benefit of $1,250,000, respectively. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
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
     Because of the factors discussed under the caption “Liquidity and Capital Resources”, our cash position has been strained. Net cash used in operating activities was $7,139,000 for the three months ended June 30, 2006, as compared to net cash used in operating activities of $3,978,000 for the three months ended June 30, 2005. The structure of our purchase of transition inventory associated with our POS arrangement had a significant impact on our cash flow. During the three months ended June 30, 2006, this arrangement reduced our cash flow from operations by $3,798,000. During the three months ended June 30, 2005, this arrangement decreased our cash flow from operations by $2,203,000. The total of our inventory and inventory unreturned increased by $6,192,000 during the three months ended June 30, 2006, primarily as a result of our inventory build up to meet the initial order from a new retail customer. This increase was partially offset by a net increase in accounts payable and accrued liabilities of $3,004,000. The net cash used in operating activities was also positively impacted by our net income during the current fiscal quarter of $1,578,000, compared to net loss of $1,964,000 during the June 2005 fiscal quarter.
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

Litigation
     In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, our former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, our founder, largest shareholder and member of our Board.) Mr. Marks agreed to plead guilty to the criminal charges, and on June 17, 2005 he was sentenced to nine months in prison, nine months of home detention, 18 months of probation and fined $50,000. In settlement of the SEC’s civil fraud action, Mr. Marks paid over $1.2 million and was permanently barred from serving as an officer or director of a public company.
     Based upon the terms of agreements it had previously entered into with Mr. Richard Marks, we paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. Following the conclusion of these investigations, we sought reimbursement from Mr. Marks of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement Mr. Marks is obligated to pay us $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks made the June interest payment on June 22, 2007. Mr. Marks has pledged 80,000 shares of our common stock that he owns to secure this obligation. If at any time, the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel. At June 30, 2006, we had recorded a shareholder note receivable for the $682,000 Mr. Marks owes us and reduced our general and administrative expenses by $682,000 for the three months ended June 30, 2006. The impact of the settlement was an increase in net income of $409,000, after giving effect to income taxes of $273,000. The note is classified in shareholders’ equity as it is collateralized by our common stock.
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
Related Party Transactions
     Our related party transactions primarily consist of employment and director agreements, and stock purchase agreements. Other than our Settlement Agreement with Richard Marks discussed above, our related party transactions have not changed since March 31, 2006.

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

MOTORCAR PARTS OF AMERICA, INC

Dated: July 10, 2007	By:	/s/ Mervyn McCulloch

Mervyn McCulloch
Chief Financial Officer