Form 10-Q/A
period 2006-09-30
MOTORCAR PARTS  AMERICA INC
filed 2007-07-13
CIK 918251

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

MOTORCAR PARTS OF AMERICA, INC.
EXPLANATORY NOTE
Explanatory Note: This Form 10-Q/A amends our report on Form 10-Q for the six months ended September 30, 2006 to restate our unaudited consolidated financial statements for the six months ended September 30, 2006 that were included in that Form 10-Q. Our unaudited financial statements for the six months ended September 30, 2006 have been restated to correct an error resulting from the failure to recognize the impact of entering into a settlement agreement with a former officer of the Company. Under this agreement, the former officer agreed to reimburse us for a portion of the indemnification costs we paid in connection with the SEC and United States Attorney’s Office’s investigation of this former officer. This agreement required the creation of a shareholder note receivable that reduces shareholders’ equity. Recording the shareholder note receivable reduced our general and administrative expense in the three months ended June 30, 2006. The recording of this shareholder note receivable did not impact the three month period ended September 30, 2006.
     Except as required to reflect the effects of the restatement noted above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 16, 2007. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including our Form 10-Q/A Amendment No. 2 for the three months ended June 30, 2006, our Form 10-Q for the nine months ended December 31, 2006, our Form 10-K for the fiscal year ended March 31, 2007 and our Current Reports on Form 8-K filed since February 16, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30,	March 31,
	2006	2006
	(Unaudited and
	Restated)
ASSETS
Current assets:
Cash and cash equivalents	$345,000	$400,000
Short term investments	726,000	660,000
Accounts receivable — net	19,141,000	13,902,000
Inventory — net	51,933,000	57,881,000
Prepaid income taxes	1,098,000	—
Deferred income tax asset	5,951,000	5,809,000
Inventory unreturned	10,927,000	8,171,000
Prepaid expenses and other current assets	2,221,000	918,000

Total current assets	92,342,000	87,741,000
Plant and equipment — net	13,512,000	12,164,000
Long-term core deposit	20,601,000	826,000
Other assets	425,000	405,000

TOTAL ASSETS	$126,880,000	$101,136,000

LIABILITIES
Current liabilities:
Accounts payable	$34,276,000	$21,882,000
Accrued liabilities	1,587,000	1,587,000
Accrued salaries and wages	1,440,000	2,267,000
Accrued workers’ compensation claims	4,226,000	3,346,000
Income tax payable	—	1,021,000
Line of credit	23,400,000	6,300,000
Deferred compensation	557,000	495,000
Deferred income	133,000	133,000
Other current liabilities	350,000	988,000
Credit due customer	—	1,793,000
Current portion of capital lease obligations	1,499,000	1,499,000

Total current liabilities	67,468,000	41,311,000
Deferred income, less current portion	321,000	388,000
Deferred income tax liability	422,000	562,000
Deferred gain on sale-leaseback	2,118,000	2,377,000
Other liabilities	46,000	46,000
Capitalized lease obligations, less current portion	4,418,000	4,857,000

TOTAL LIABILITIES	74,793,000	49,541,000

SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,364,455 and 8,316,105 shares issued and outstanding at September 30, 2006 and March 31, 2006, respectively	84,000	83,000
Additional paid-in capital	55,676,000	54,326,000
Shareholder note receivable	(682,000)	—
Accumulated other comprehensive (loss) income	92,000	85,000
Accumulated deficit	(3,083,000)	(2,899,000)

TOTAL SHAREHOLDERS’ EQUITY	52,087,000	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$126,880,000	$101,136,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Restated)
Net sales	$71,589,000	$50,096,000	$44,165,000	$29,775,000
Cost of goods sold	59,476,000	39,029,000	39,218,000	21,231,000

Gross profit	12,113,000	11,067,000	4,947,000	8,544,000

Operating expenses:
General and administrative	7,202,000	8,057,000	4,812,000	4,047,000
Sales and marketing	2,325,000	1,629,000	1,420,000	764,000
Research and development	757,000	589,000	341,000	275,000

Total operating expenses	10,284,000	10,275,000	6,573,000	5,086,000

Operating income (loss)	1,829,000	792,000	(1,626,000)	3,458,000
Interest expense — net of interest income	2,137,000	1,202,000	1,315,000	654,000

Income (loss) before income tax expense (benefit)	(308,000)	(410,000)	(2,941,000)	2,804,000
Income tax expense (benefit)	(124,000)	(124,000)	(1,179,000)	1,126,000

Net income (loss)	$(184,000)	$(286,000)	$(1,762,000)	$1,678,000

Basic net income (loss) per share	$(0.02)	$(0.03)	$(0.21)	$0.20

Diluted net income (loss) per share	$(0.02)	$(0.03)	$(0.21)	$0.19

Weighted average number of shares outstanding:
— basic	8,328,386	8,189,829	8,333,792	8,195,640

— diluted	8,328,386	8,189,829	8,333,792	8,729,235

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net loss	$(184,000)	$(286,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,167,000	988,000
Amortization of deferred gain on sale-leaseback	(259,000)	—
Provision for inventory reserves and stock adjustments	1,270,000	182,000
Provision for (recovery of) doubtful accounts	(7,000)	4,000
Deferred income taxes	(282,000)	144,000
Share-based compensation expense	975,000	—
Tax benefit from employee stock options exercised	(166,000)	101,000
Shareholder note receivable	(682,000)	—
Changes in current assets and liabilities:
Accounts receivable	(6,264,000)	(963,000)
Inventory	5,711,000	(9,915,000)
Prepaid income tax	(1,098,000)	—
Inventory unreturned	(2,756,000)	(1,788,000)
Prepaid expenses and other current assets	(1,303,000)	(304,000)
Other current assets	(20,000)	(34,000)
Accounts payable and accrued liabilities	12,446,000	8,392,000
Income tax payable	(855,000)	(353,000)
Deferred compensation	62,000	85,000
Deferred income	(67,000)	(67,000)
Credit due customer	(1,793,000)	(4,797,000)
Increase in long-term core deposits	(19,775,000)	(403,000)
Other current liabilities	(638,000)	131,000

Net cash used in operating activities	(14,518,000)	(8,883,000)

Cash flows from investing activities:
Purchase of property, plant and equipment	(2,208,000)	(2,532,000)
Change in short term investments	(66,000)	(95,000)

Net cash used in investing activities	(2,274,000)	(2,627,000)

Cash flows from financing activities:
Net borrowings under line of credit	17,100,000	6,831,000
Net payments on capital lease obligations	(744,000)	(279,000)
Exercise of stock options	208,000	123,000
Excess tax benefit from employee stock options exercised	166,000	(100,000)

Net cash provided by financing activities	16,730,000	6,575,000

Effect of exchange rate changes on cash	7,000	(19,000)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(55,000)	(4,954,000)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	400,000	6,211,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$345,000	$1,257,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,090,000	$1,216,000
Income taxes	$1,979,000	$—
Non-cash investing and financing activities:
Property acquired under capital lease	$307,000	$1,562,000
Shareholder note receivable	$682,000	$—
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2006 (Restated) and 2005
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
NOTE B — Restatement of Financial Statements for the Six Months Ended September 30, 2006
     The unaudited consolidated balance sheet as of September 30, 2006, the unaudited consolidated statement of operations for the six months ended September 30, 2006 and the unaudited consolidated statement of cash flows for the six months ended September 30, 2006 have been restated to correct an error resulting from the failure to recognize the impact of entering into a settlement agreement with a former officer of the Company during the three months ended June 30, 2006. Under this agreement, the former officer agreed to reimburse the Company for a portion of the indemnification costs the Company paid in connection with the SEC and United States Attorney’s Office’s investigation of this former officer. This agreement required the creation of a shareholder note receivable that reduces shareholders’ equity. Recording the shareholder note receivable reduced the Company’s general and administrative expenses in the six months ended September 30, 2006. The estimated tax effect of the correction of this error is also reflected in the restatement. The condensed notes to the financial statements for the period ending September 30, 2006 are also restated as required to give effect to the correction of this error. (See Note O “Litigation”.)
     The impact of this restatement has been reflected throughout the unaudited consolidated financial statements and accompanying notes, as follows:

Consolidated Balance Sheet

	September 30, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$345,000		$345,000
Short term investments	726,000		726,000
Accounts receivable — net	19,141,000		19,141,000
Inventory — net	51,933,000		51,933,000
Prepaid income taxes	1,098,000		1,098,000
Deferred income tax asset, as previously reported	5,951,000		5,951,000
Inventory unreturned	10,927,000		10,927,000
Prepaid expenses and other current assets	2,221,000		2,221,000

Total current assets	92,342,000		92,342,000

Plant and equipment — net	13,512,000		13,512,000
Long-term core deposit	20,601,000		20,601,000

Other assets	425,000		425,000

TOTAL ASSETS	$126,880,000		$126,880,000

LIABILITIES
Current liabilities:
Accounts payable	$34,276,000		$34,276,000
Accrued liabilities	1,587,000		1,587,000
Accrued salaries and wages	1,440,000		1,440,000
Accrued workers’ compensation claims	4,226,000		4,226,000
Line of credit	23,400,000		23,400,000
Deferred compensation	557,000		557,000
Deferred income	133,000		133,000
Other current liabilities	350,000		350,000
Current portion of capital lease obligations	1,499,000		1,499,000

Total current liabilities	67,468,000		67,468,000
Deferred income, less current portion	321,000		321,000
Deferred income tax liability, as previously reported	149,000
Reimbursement of indemnification costs on settlement		$273,000
Deferred income tax liability, as restated			422,000
Deferred gain on sale-leaseback	2,118,000		2,118,000
Other liabilities	46,000		46,000
Capitalized lease obligations, less current portion	4,418,000		4,418,000

TOTAL LIABILITIES	74,520,000	273,000	74,793,000
SHAREHOLDERS’ EQUITY
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,364,455 shares issued and outstanding at September 30, 2006	84,000		84,000
Additional paid-in capital	55,676,000		55,676,000
Shareholder note receivable		(682,000)	(682,000)
Accumulated other comprehensive loss	92,000		92,000
Accumulated deficit, as previously reported	(3,492,000)
Reimbursement of indemnification costs on settlement		409,000
Accumulated deficit, as restated			(3,083,000)

TOTAL SHAREHOLDERS’ EQUITY	52,360,000	(273,000)	52,087,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$126,880,000	$—	$126,880,000

Consolidated Statement of Operations

	Six Months Ended September 30, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales	$71,589,000		$71,589,000
Cost of goods sold	59,476,000		59,476,000

Gross profit	12,113,000		12,113,000
Operating expenses:
General and administrative, as previously reported	7,884,000
Reimbursement of indemnification costs on settlement		$(682,000)
General and administrative, as restated			7,202,000
Sales and marketing	2,325,000		2,325,000
Research and development	757,000		757,000

Total operating expenses	10,966,000	(682,000)	10,284,000

Operating income	1,147,000	682,000	1,829,000
Interest expense — net	2,137,000		2,137,000

Loss before income tax benefit	(990,000)	682,000	(308,000)
Income tax benefit, as previously reported	(397,000)
Reimbursement of indemnification costs on settlement		273,000
Income tax benefit, as restated			(124,000)

Net loss	$(593,000)	$409,000	$(184,000)

Basic net loss per share	$(0.07)	$0.05	$(0.02)

Diluted net loss per share	$(0.07)	$0.05	$(0.02)

Weighted average shares outstanding:
— basic	8,328,386		8,328,386

— diluted	8,328,386		8,328,386

Consolidated Statement of Cash Flows

	Six Months Ended September 30, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net loss, as previously reported	$(593,000)
Reimbursement of indemnification costs on settlement		$409,000
Net loss, as restated			$(184,000)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	1,167,000		1,167,000
Amortization of deferred gain on sale-leaseback	(259,000)		(259,000)
Provision for inventory reserves and stock adjustments	1,270,000		1,270,000
Provision for (recovery of) doubtful accounts	(7,000)		(7,000)
Deferred income taxes, as previously reported	(555,000)
Reimbursement of indemnification costs on settlement		273,000
Deferred income taxes, as restated			(282,000)
Share-based compensation expense	975,000		975,000
Tax benefit from employee stock options exercised	(166,000)		(166,000)
Shareholder note receivable		(682,000)	(682,000)
Changes in current assets and liabilities:
Accounts receivable	(6,264,000)		(6,264,000)
Inventory	5,711,000		5,711,000
Prepaid income tax	(1,098,000)		(1,098,000)
Inventory unreturned	(2,756,000)		(2,756,000)
Prepaid expenses and other current assets	(1,303,000)		(1,303,000)
Other current assets	(20,000)		(20,000)
Accounts payable and accrued liabilities	12,446,000		12,446,000
Income tax payable	(855,000)		(855,000)
Deferred compensation	62,000		62,000
Deferred income	(67,000)		(67,000)
Credit due customer	(1,793,000)		(1,793,000)
Increase in long-term core deposits	(19,775,000)		(19,775,000)
Other current liabilities	(638,000)		(638,000)

Net cash used in operating activities	$(14,518,000)	$—	$(14,518,000)

There were no changes to previously reported cash flows from investing and financing activities.

NOTE C — Summary of Significant Accounting Policies
1.	Principles of consolidation

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
The amount of revenue recognized for core charges for the six months ended September 30, 2006 and 2005 was $2,595,000 and $2,315,000, respectively, and for the three months ended September 30, 2006 and 2005 was $1,764,000 and $1,602,000, respectively.
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

The following presents a reconciliation of basic and diluted net income per share.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2006 (restated)	2005	2006	2005
Net income (loss)	$(184,000)	$(286,000)	$(1,762,000)	$1,678,000

Basic shares	8,328,386	8,189,829	8,333,792	8,195,640
Effect of dilutive stock options	—	—	—	533,595

Diluted shares	8,328,386	8,189,829	8,333,792	8,729,235

Basic net income (loss) per share	$(0.02)	$(0.03)	$(0.21)	$0.20
Diluted net income (loss) per share	$(0.02)	$(0.03)	$(0.21)	$0.19
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
     The following table presents the breakout of marketing allowances recorded as a reduction to revenues in the three and six months ended September 30:

	2006		2005
	Six Months	Three Months	Six Months	Three Months
Marketing allowances incurred under long-term customer contracts:	$4,240,000	$3,486,000	$3,610,000	$520,000
Marketing allowances related to a single exchange of product:	6,435,000	3,101,000	5,180,000	2,909,000
Marketing allowances related to core inventory purchase obligations:	1,035,000	582,000	676,000	338,000

Total marketing allowances recorded as a reduction of revenues:	$11,710,000	$7,169,000	$9,466,000	$3,767,000

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

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2006 (restated)	2005	2006	2005
Net income (loss)	$(184,000)	$(286,000)	$(1,762,000)	$1,678,000
Foreign currency translation	7,000	(19,000)	247,000	(18,000)

Comprehensive income (loss)	$(177,000)	$(305,000)	$(1,515,000)	$1,660,000

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
NOTE O — Litigation
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
     At June 30, 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owes the Company. This reduced its general and administrative expenses for the six months ended September 30, 2006 by the same amount. For the six months ended September 30, 2006, this settlement decreased net loss by $409,000, after giving effect to income taxes of $273,000. The note is classified in shareholders’ equity as it is collateralized by the Company’s common stock.
     The United States Attorney’s Office has informed the Company that it does not intend to pursue criminal charges against the Company arising from the events involved in the SEC Complaint.
NOTE P — Subsequent Events
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
     The following table summarizes certain key operating data for the periods indicated:

	Six Months Ended September 30,
	2006 (Restated)	2005
Gross profit	16.9%	22.1%
Cash flow from operations	$(14,518,000)	$(8,883,000)
Finished goods turnover (annualized) (1)	3.48	2.25
Finished goods turnover, excluding POS inventory (annualized) (2)	4.54	4.45
Annualized return on equity(3)	(0.7)%	(1.2)%

(1)	Annualized finished goods turnover for the six months ended September 30, 2006 and September 30, 2005 is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average of our beginning inventory and ending inventory for each six month period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(3)	Annualized return on equity is calculated by multiplying net income (loss) for the six months ended September 30, 2006 and September 30, 2005 by 2 and dividing the result by beginning shareholders’ equity. While we believe this provides a useful measure of our ability to invest shareholders’ funds profitably, the calculation for the period ended September 30, 2006 reflects the impact of the termination of the POS arrangement, the $8,062,000 write-down of our long-term core deposit and the corresponding reduction in net sales.

     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Six Months Ended September 30,
	2006 (Restated)	2005
Net sales	100.0%	100.0%
Cost of goods sold	83.1%	77.9%

Gross profit	16.9%	22.1%
General and administrative expenses	10.1%	16.1%
Sales and marketing expenses	3.3%	3.3%
Research and development expenses	1.0%	1.1%

Operating income	2.5%	1.6%
Interest expense — net of interest income	3.0%	2.4%
Income tax benefit	(0.2)%	(0.2)%

Net loss	(0.3)%	(0.6)%

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
     General and Administrative. Our general and administrative expenses decreased $855,000 to $7,202,000 or 10.1% of net sales for the six months ended September 30, 2006 from $8,057,000 or 16.1% of net sales for the six months ended September 30, 2005. Our overall professional and consulting fees declined from approximately $2,747,000 for the six months ended September 30, 2005 to approximately $1,997,000 for the six months ended September 30, 2006 primarily as a result of the additional expenses related to our written responses to the SEC’s review of our SEC filings that began in 2004 and the restatement of our financial statements. Our general and administrative expenses were also reduced by the recording of a shareholder note receivable of $682,000 for reimbursement of indemnification costs. This decrease was offset by an increase of $975,000 in non-cash expense associated with our initial recognition under FAS 123R of compensation related to the granting of stock options and an $115,000 increase in realized expenses associated with our foreign exchange contracts.
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
     Income Tax. For the six months ended September 30, 2006 and 2005, we recognized income tax benefits of $124,000. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
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
     The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended September 30,
	2006	2005
Gross profit	11.2%	28.7%
Cash flow from operations	$(7,379,000)	$(4,905,000)
Finished goods turnover (annualized) (1)	4.37	2.20
Finished goods turnover, excluding POS inventory (annualized) (2)	5.66	4.05
Annualized return on equity(3)	(13.1)%	14.4%

(1)	Annualized finished goods turnover for the three months ended September 30, 2006 and September 30, 2005 is calculated by multiplying cost of sales for such three month period by 4 and dividing the result by the average of our beginning inventory and ending inventory for each such fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

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
     Net cash used in operating activities was $14,518,000 for the six months ended September 30, 2006, as compared to net cash used in operating activities of $8,883,000 for the six months ended September 30, 2005. The primary reason for the significant decrease in operating cash flows was the significant sale of former POS products to our largest customer. While the resulting $8,062,000 write-down of our long-term core deposit asset account reduced our net sales, gross profit, and operating income during the three and six months ended September 30, 2006 by the same amount, this sale and the purchase of the customer’s core inventory of $19,980,000 resulted in a net cash inflow of approximately $5,800,000 during the three months ended December 31, 2006. The total of our inventory and inventory unreturned decreased by $2,955,000 during the six months ended September 30, 2006 and net accounts receivable increased by $6,264,000 during the six months ended September 30, 2006, primarily as a result of the sale of products previously shipped under our recently terminated POS agreement.. In addition to these cash flows, there was a net increase in accounts payable and accrued liabilities of $12,446,000. These increases were used to partially provide for the addition of $19,775,000 to the long-term core deposit asset and fund the purchase of property, plant and equipment. The net cash used in operating activities was also negatively impacted by our net loss during the six months ended September 30, 2006 of $184,000 compared to net loss of $286,000 during the six months ended September 2005.

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
     Based upon the terms of agreements it had previously entered into with Mr. Richard Marks, we paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. Following the conclusion of these investigations, we sought reimbursement from Mr. Marks of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement Mr. Marks is obligated to pay us $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks made the June interest payment on June 22, 2007. Mr. Marks has pledged 80,000 shares of our common stock that he owns to secure this obligation. If at any time, the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel. At June 30, 2006, we had recorded a shareholder note receivable for the $682,000 Mr. Marks owes us and reduced our general and administrative expenses by $682,000 for the six months ended September 30, 2006. For the six months ended September 30, 2006, this settlement decreased net loss by $409,000, after giving effect to income taxes of $273,000. The note is classified in shareholders’ equity as it is collateralized by our common stock.

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