Form 10-Q/A
period 2006-12-31
MOTORCAR PARTS  AMERICA INC
filed 2007-07-13
CIK 918251

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

MOTORCAR PARTS OF AMERICA, INC.
EXPLANATORY NOTE
Explanatory Note: This Form 10-Q/A amends our report on Form 10-Q for the nine months ended December 31, 2006 to restate our unaudited consolidated financial statements for the nine months ended December 31, 2006 that were included in that Form 10-Q. Our unaudited financial statements for the nine months ended December 31, 2006 have been restated to correct an error resulting from the failure to recognize the impact of entering into a settlement agreement with a former officer of the Company. Under this agreement, the former officer agreed to reimburse us for a portion of the indemnification costs we paid in connection with the SEC and United States Attorney’s Office’s investigation of this former officer. This agreement required the creation of a shareholder note receivable that reduces shareholders’ equity. Recording the shareholder note receivable reduced our general and administrative expenses in the three months ended June 30, 2006. The recording of this shareholder note receivable did not impact the three month period ended December 31, 2006.
     Except as required to reflect the effects of the restatement noted above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 20, 2007. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including our Form 10-Q/A Amendment No. 2 for the three months ended June 30, 2006, our Form 10-Q/A for the six months ended September 30, 2006, our Form 10-K for the fiscal year ended March 31, 2007 and our Current Reports on Form 8-K filed since February 20, 2007.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2006	March 31, 2006
	(Unaudited and
	Restated)
ASSETS
Current assets:
Cash and cash equivalents	$845,000	$400,000
Short term investments	750,000	660,000
Accounts receivable — net	5,688,000	13,902,000
Inventory — net	58,799,000	57,881,000
Prepaid income taxes	1,151,000	—
Deferred income tax asset	5,938,000	5,809,000
Inventory unreturned	15,056,000	8,171,000
Prepaid expenses and other current assets	2,303,000	918,000

Total current assets	90,530,000	87,741,000
Plant and equipment — net	14,100,000	12,164,000
Long-term core deposit	20,864,000	826,000
Other assets	419,000	405,000

TOTAL ASSETS	$125,913,000	$101,136,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,618,000	$21,882,000
Accrued liabilities	1,539,000	1,587,000
Accrued salaries and wages	3,000,000	2,267,000
Accrued workers’ compensation claims	4,232,000	3,346,000
Income tax payable	228,000	1,021,000
Line of credit	18,400,000	6,300,000
Deferred compensation	582,000	495,000
Deferred income	133,000	133,000
Other current liabilities	630,000	988,000
Credit due customer	—	1,793,000
Current portion of capital lease obligations	1,499,000	1,499,000

Total current liabilities	68,861,000	41,311,000
Deferred income, less current portion	288,000	388,000
Deferred income tax liability	288,000	562,000
Deferred gain on sale-leaseback	1,988,000	2,377,000
Other liabilities	46,000	46,000
Capitalized lease obligations, less current portion	4,019,000	4,857,000

Total liabilities	75,490,000	49,541,000
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,366,122 and 8,316,105 shares issued and outstanding at December 31, 2006 and March 31, 2006, respectively	84,000	83,000
Additional paid-in capital	55,995,000	54,326,000
Shareholder note receivable	(682,000)	—
Accumulated other comprehensive income	237,000	85,000
Accumulated deficit	(5,211,000)	(2,899,000)

Total shareholders’ equity	50,423,000	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$125,913,000	$101,136,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Restated)
Net sales	$104,924,000	$80,251,000	$33,334,000	$30,154,000
Cost of goods sold	86,955,000	62,387,000	27,479,000	23,358,000

Gross profit	17,969,000	17,864,000	5,855,000	6,796,000
Operating expenses:
General and administrative	12,161,000	10,914,000	4,961,000	2,857,000
Sales and marketing	2,940,000	2,466,000	614,000	836,000
Research and development	1,131,000	808,000	374,000	219,000

Total operating expenses	16,232,000	14,188,000	5,949,000	3,912,000

Operating income (loss)	1,737,000	3,676,000	(94,000)	2,884,000
Interest expense — net of interest income	4,019,000	2,160,000	1,883,000	958,000

Income (loss) before income tax expense (benefit)	(2,282,000)	1,516,000	(1,977,000)	1,926,000
Income tax expense (benefit)	30,000	652,000	151,000	776,000

Net income (loss)	$(2,312,000)	$864,000	$(2,128,000)	$1,150,000

Basic net income (loss) per share	$(0.28)	$0.11	$(0.25)	$0.14

Diluted net income (loss) per share	$(0.28)	$0.10	$(0.25)	$0.13

Weighted average number of shares outstanding:
— basic	8,340,731	8,209,728	8,365,288	8,249,308

— diluted	8,340,731	8,620,945	8,365,288	8,642,118

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2006	2005
	(Restated)
Cash flows from operating activities:
Net income (loss)	$(2,312,000)	$864,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	1,758,000	1,552,000
Amortization of deferred gain on sale-leaseback	(389,000)	(87,000)
Provision for inventory reserves and stock adjustments	1,973,000	362,000
Provision (recovery) of doubtful accounts	(11,000)	2,000
Deferred income taxes	(241,000)	746,000
Share-based compensation expense	1,279,000	—
Tax benefit from employee stock options exercised	(166,000)	321,000
Shareholder note receivable	(682,000)	—
Changes in current assets and liabilities:
Accounts receivable	6,474,000	1,920,000
Inventory	(1,140,000)	(7,384,000)
Prepaid income tax	(1,313,000)	—
Inventory unreturned	(6,885,000)	(3,276,000)
Prepaid expenses and other current assets	(1,385,000)	(423,000)
Other assets	(14,000)	307,000
Accounts payable and accrued liabilities	18,307,000	6,616,000
Income tax payable	(627,000)	(633,000)
Deferred compensation	87,000	116,000
Deferred income	(100,000)	(100,000)
Credit due customer	(1,793,000)	(7,624,000)
Increase in long-term core deposits	(20,038,000)	(616,000)
Other current liabilities	(358,000)	159,000

Net cash used in operating activities	(7,576,000)	(7,178,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(3,387,000)	(3,275,000)
Proceeds from sale-leaseback transaction	—	4,110,000
Change in short term investments	(90,000)	(176,000)

Net cash provided by (used in) investing activities	(3,477,000)	659,000
Cash flows from financing activities:
Net borrowings under line of credit	12,100,000	1,500,000
Net payments on capital lease obligations	(1,145,000)	(639,000)
Exercise of stock options	225,000	601,000
Excess tax benefit from employee stock options exercised	166,000	(321,000)

Net cash provided by financing activities	11,346,000	1,141,000
Effect of exchange rate changes on cash	152,000	(214,000)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	445,000	(5,592,000)
CASH AND CASH EQUIVALENTS — BEGINNING OF PERIOD	400,000	6,211,000

CASH AND CASH EQUIVALENTS — END OF PERIOD	$845,000	$619,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,910,000	$2,112,000
Income taxes	1,995,000	5,000
Non-cash investing and financing activities:
Property acquired under capital lease	$307,000	$5,812,000
Shareholder note receivable	$682,000	$—
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
NOTE B — Restatement of Financial Statements for the Nine Months Ended December 31, 2006
     The unaudited consolidated balance sheet as of December 31, 2006, the unaudited consolidated statement of operations for the nine months ended December 31, 2006 and the unaudited consolidated statement of cash flows for the nine months ended December 31, 2006 have been restated to correct an error resulting from the failure to recognize the impact of entering into a settlement agreement with a former officer of the Company during the three months ended June 30, 2006. Under this agreement, the former officer agreed to reimburse the Company for a portion of the indemnification costs the Company paid in connection with the SEC and United States Attorney’s Office’s investigation of this former officer. This agreement required the creation of a shareholder note receivable that reduces shareholders’ equity. Recording the shareholder note receivable reduced our general and administrative expenses in the nine months ended December 31, 2006. The estimated tax effect of the correction of this error is also reflected in the restatement. The condensed notes to the financial statements for the period ending December 31, 2006 are also restated as required to give effect to the correction of this error. (See Note O “Litigation”.)
The impact of this restatement has been reflected throughout the unaudited consolidated financial statements and accompanying notes, as follows:

Consolidated Balance Sheet

	December 31, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
ASSETS
Current assets:
Cash and cash equivalents	$845,000		$845,000
Short term investments	750,000		750,000
Accounts receivable — net	5,688,000		5,688,000
Inventory — net	58,799,000		58,799,000
Prepaid income taxes	1,151,000		1,151,000
Deferred income tax asset	5,938,000		5,938,000
Inventory unreturned	15,056,000		15,056,000
Prepaid expenses and other current assets	2,303,000		2,303,000

Total current assets	90,530,000		90,530,000

Plant and equipment — net	14,100,000		14,100,000
Long-term core deposit	20,864,000		20,864,000
Other assets	419,000		419,000

TOTAL ASSETS	$125,913,000		$125,913,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,618,000		$38,618,000
Accrued liabilities	1,539,000		1,539,000
Accrued salaries and wages	3,000,000		3,000,000
Accrued workers’ compensation claims	4,232,000		4,232,000
Income tax payable	228,000		228,000
Line of credit	18,400,000		18,400,000
Deferred compensation	582,000		582,000
Deferred income	133,000		133,000
Other current liabilities	630,000		630,000
Credit due customer	—		—
Current portion of capital lease obligations	1,499,000		1,499,000

Total current liabilities	68,861,000		68,861,000
Deferred income, less current portion	288,000		288,000
Deferred income tax liability, as previously reported	15,000
Reimbursement of indemnification costs on settlement		$273,000
Deferred income tax liability, as restated			288,000
Deferred gain on sale-leaseback	1,988,000		1,988,000
Other liabilities	46,000		46,000
Capitalized lease obligations, less current portion	4,019,000		4,019,000

Total Liabilities	75,217,000	273,000	75,490,000
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—		—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—		—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,366,122 shares issued and outstanding at December 31, 2006	84,000		84,000
Additional paid-in capital	55,995,000		55,995,000
Shareholder note receivable		(682,000)	(682,000)
Accumulated other comprehensive loss	237,000		237,000
Accumulated deficit, as previously reported	(5,620,000)
Reimbursement of indemnification costs on settlement		409,000
Accumulated deficit, as restated			(5,211,000)

Total Shareholders’ equity	50,696,000	(273,000)	50,423,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$125,913,000	$—	$125,913,000

Consolidated Statement of Operations

	Nine Months Ended
	December 31, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Net sales	$104,924,000		$104,924,000
Cost of goods sold	86,955,000		86,955,000

Gross profit	17,969,000		17,969,000
Operating expenses:
General and administrative, as previously reported	12,843,000
Reimbursement of indemnification costs on settlement		$(682,000)
General and administrative, as restated			12,161,000
Sales and marketing	2,940,000		2,940,000
Research and development	1,131,000		1,131,000

Total operating expenses	16,914,000	(682,000)	16,232,000

Operating income	1,055,000	682,000	1,737,000
Interest expense — net	4,019,000		4,019,000

Income (loss) before income tax expense	(2,964,000)	682,000	(2,282,000)
Income tax expense (benefit), as previously reported	(243,000)
Reimbursement of indemnification costs on settlement		273,000
Income tax expense (benefit), as restated			30,000

Net income (loss)	$(2,721,000)	$409,000	$(2,312,000)

Basic net income (loss) per share	$(0.33)	$(0.05)	$(0.28)

Diluted net income (loss) per share	$(0.33)	$(0.05)	$(0.28)

Weighted average shares outstanding:
— basic	8,340,731		8,340,731

— diluted	8,340,731		8,340,731

Consolidated Statement of Cash Flows

	Nine Months Ended
	December 31, 2006
	(Unaudited)
	Previously
	Reported	Adjustment	Restated
Cash flows from operating activities:
Net income (loss), as previously reported	$(2,721,000)
Reimbursement of indemnification costs on settlement		$409,000
Net income (loss), as restated			$(2,312,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,758,000		1,758,000
Amortization of deferred gain on sale-leaseback	(389,000)		(389,000)
Provision for inventory returns and stock adjustments	1,973,000		1,973,000
Provision for doubtful accounts	(11,000)		(11,000)
Deferred income taxes, as previously reported	(514,000)
Reimbursement of indemnification costs on settlement		273,000
Deferred income taxes, as restated			(241,000)
Share-based compensation expense	1,279,000		1,279,000
Excess tax benefit from employee stock options exercised	(166,000)		(166,000)
Shareholder note receivable		(682,000)	(682,000)
Changes in current assets and liabilities:
Accounts receivable	6,474,000		6,474,000
Inventory	(1,140,000)		(1,140,000)
Prepaid income tax	(1,313,000)		(1,313,000)
Inventory unreturned	(6,885,000)		(6,885,000)
Prepaid expenses and other current assets	(1,385,000)		(1,385,000)
Other current assets	(14,000)		(14,000)
Accounts payable and accrued liabilities	18,307,000		18,307,000
Income tax payable	(627,000)		(627,000)
Deferred compensation	87,000		87,000
Deferred income	(100,000)		(100,000)
Credit due to customer	(1,793,000)		(1,793,000)
Increase in long-term core deposits	(20,038,000)		(20,038,000)
Other liabilities	(358,000)		(358,000)

Net cash used in operating activities	$(7,576,000)	$—	$(7,576,000)

There were no changes to previously reported cash flows from investing and financing activities.

NOTE C — Summary of Significant Accounting Policies
1.	Principles of consolidation

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
The following presents a reconciliation of basic and diluted net income (loss) per share.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Restated)
Net income (loss)	$(2,312,000)	$864,000	$(2,128,000)	$1,150,000

Basic shares	8,340,731	8,209,728	8,365,288	8,249,308
Effect of dilutive stock options	—	411,217	—	392,810

Diluted shares	8,340,731	8,620,945	8,365,288	8,642,118

Basic net income (loss) per share	$(0.28)	$0.11	$(0.25)	$0.14
Diluted net income (loss) per share	$(0.28)	$0.10	$(0.25)	$0.13
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
The following table presents the breakout of marketing allowances, other than those reflected in “Note I-Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer” discussed above, recorded as a reduction to revenues in the nine and three months ended December 31:

	2006		2005
	Nine Months	Three Months	Nine Months	Three Months
Marketing allowances incurred under long-term customer contracts	$11,077,000	$6,837,000	$4,731,000	$1,121,000
Marketing allowances related to a single exchange of product.	7,300,000	865,000	8,479,000	3,749,000
Marketing allowances related to core inventory purchase obligations	1,620,000	585,000	1,650,000	524,000

Total marketing allowances recorded as a reduction of revenues	$19,997,000	$8,287,000	$14,860,000	$5,394,000

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

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
	(Restated)
Net income (loss)	$(2,312,000)	$864,000	$(2,128,000)	$1,150,000
Foreign currency translation	152,000	(214,000)	145,000	(195,000)

Comprehensive net income (loss)	$(2,160,000)	$650,000	$(1,983,000)	$955,000

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
NOTE O – Litigation
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
     At June 30, 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owes the Company. This reduced its general and administrative expenses for the nine months ended December 31, 2006 by the same amount. The impact of the settlement for the nine months ended December 31, 2006 was a decrease in net loss of $409,000, after giving effect to income taxes of $273,000. The note is classified in shareholders’ equity as it is collateralized by the Company’s common stock.

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
The following table summarizes certain key operating data for the periods indicated:

	Nine Months Ended December 31,
	2006	2005
	(Restated)
Gross profit	17.1%	22.3%
Cash flow from operations	$(7,576,000)	$(7,178,000)
Finished goods turnover (annualized) (1)	3.2	2.5
Finished goods turnover, excluding POS inventory (annualized) (2)	4.0	4.8
Annualized return on equity (3)	(6.0)%	2.4%

(1)	Annualized finished goods turnover for the nine months ended December 31, 2006 and December 31, 2005 is calculated by multiplying cost of sales for each nine month period by 1.33 and dividing the result by the average of our beginning inventory and ending inventory for each nine month period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Calculated on the same basis as note (1) except for the exclusion in the denominator of pay-on-scan inventory in this calculation. We believe this provides a useful measure of our ability to manage inventory which is within our physical control.

(3)	Annualized return on equity is calculated by multiplying net income (loss) for the nine months ended December 31, 2006 and December 31, 2005 by 1.33 and dividing the result by beginning shareholders’ equity. We believe this provides a useful measure of our ability to invest shareholders’ funds profitably, the calculation for the nine-month period ended December 31, 2006 reflects the impact of the termination of the POS arrangement, the $8,062,000 write-down of our long-term core deposit and the corresponding reduction in net sales.

Following is our unaudited results of operations, reflected as a percentage of net sales:

	Nine Months Ended
	December 31,
	2006	2005
	(Restated)
Net sales	100.0%	100.0%
Cost of goods sold	82.9	77.7

Gross profit	17.1	22.3
Operating expenses:
General and administrative	11.6	13.6
Sales and marketing	2.8	3.1
Research and development	1.1	1.0

Operating income	1.6	4.6
Interest expense — net of interest income	3.8	2.7
Income tax expense (benefit)	(0.0)	0.8

Net income (loss)	(2.2)	1.1

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
General and Administrative (“G&A”). Our G&A expenses increased $1,247,000 to $12,161,000 or 11.6% of net sales for the nine months ended December 31, 2006 from $10,914,000 or 13.6% of net sales for the nine months ended December 31, 2005. The increase in G&A expenses for the nine months ended December 31, 2006 compared to the same period of fiscal 2006 was primarily due to the non-cash expense of $1,279,000 associated with our initial recognition under FAS 123R of compensation related to the granting of stock options. In addition, our G&A expenses were impacted by $981,000 of expenses incurred to meet the SOX Section 404 requirements by the end of our current fiscal year. These increases in G&A expenses were partly offset by the additional expenses related to our written responses to the SEC’s review of our SEC filings that began in 2004 and the related restatement of our financial statements and by the recording in June 2006 of a shareholder note receivable of $682,000 for reimbursement of indemnification costs.
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
Income Tax. For the nine months ended December 31, 2006 and 2005, we recorded income tax expense of $30,000 and $652,000, respectively. Our tax rate for the nine months ended December 31, 2006 was significantly different compared to the tax rate for the nine months ended December 31, 2005, due primarily to the greater impact of tax credits and foreign tax payments on a lower estimated U.S. net income before taxes. During fiscal 2006, we utilized all of our net operating loss carry forwards available for income tax purposes. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
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
Net cash used in operating activities was $7,576,000 and $7,178,000 for the nine months ended December 31, 2006 and 2005, respectively. The most significant changes in operating activities for the nine months ended December 31, 2006 were the increases in the inventory unreturned of $6,885,000 and the increase in our long-term core deposit of $20,038,000. The increase in unreturned inventory was due primarily to increased business and a higher than normal rate of under return of cores. The increase in long-term core deposits was due primarily to the termination of the POS agreement with our largest customer. These increases were partly offset by a decrease in net accounts receivable of $6,474,000 due primarily to an increase in accounts receivable offset accounts. In addition, our accounts payable and accrued liabilities increased by $18,307,000 during the nine months ended December 31, 2006 primarily due to the increase in raw materials inventory and the increase in the purchase of new products in the finished goods inventory. The net cash used in operating activities was also negatively impacted by our net loss during the nine months ended December 31, 2006 of $2,312,000, compared to a net income of $864,000 during the nine months ended December 31, 2005.
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
Contractual Obligations
The following summarizes our contractual obligations and other commitments as of December 31, 2006, and the effect such obligations could have on our cash flow in future periods:

	Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual obligations	Total	1 year	years	years	years

Line of Credit	$18,400,000	$—	$18,400,000	$—	$—
Capital (Finance) Lease Obligations	5,519,000	1,499,000	2,931,000	1,089,000	—
Operating Lease Obligations	7,310,000	1,629,000	1,714,000	1,529,000	2,438,000
Purchase Obligations	10,441,000	1,282,000 *	5,787,000	3,200,000	172,000
Other Long-Term Obligations	20,550,000	2,930,000	12,152,000	3,435,000	2,033,000

Total	$62,220,000	$7,340,000	$40,984,000	$9,253,000	$4,643,000

*	three months of obligations in fiscal year 2007.

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
     Based upon the terms of agreements it had previously entered into with Mr. Richard Marks, we paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. Following the conclusion of these investigations, we sought reimbursement from Mr. Marks of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement Mr. Marks is obligated to pay us $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks made the June interest payment on June 22, 2007. Mr. Marks has pledged 80,000 shares of our common stock that he owns to secure this obligation. If at any time, the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel. At June 30, 2006, we had recorded a shareholder note receivable for the $682,000 Mr. Marks owes us and reduced our general and administrative expenses by $682,000 for the nine months ended December 31, 2006. The impact of the settlement for the nine months ended December 31, 2006 was a decrease in net loss of $409,000, after giving effect to income taxes of $273,000. The note is classified in shareholders’ equity as it is collateralized by our common stock.
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