Form 10-Q
period 2007-06-30
MOTORCAR PARTS  AMERICA INC
filed 2007-08-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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
Yes ☐       No ☑
There were 12,040,313 shares of Common Stock outstanding at August 3, 2007.

MOTORCAR PARTS OF AMERICA, INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash	$2,049,000	$349,000
Short term investments	921,000	859,000
Accounts receivable — net	6,410,000	2,259,000
Inventory— net	26,608,000	31,844,000
Income tax receivable	292,000	1,670,000
Deferred income tax asset	6,906,000	6,768,000
Inventory unreturned	2,936,000	3,886,000
Prepaid expenses and other current assets	1,447,000	1,873,000

Total current assets	47,569,000	49,508,000
Plant and equipment — net	16,153,000	16,051,000
Long-term core inventory	43,015,000	42,492,000
Long-term core deposit	21,800,000	21,617,000
Deferred income tax asset	1,817,000	1,817,000
Other assets	515,000	501,000

TOTAL ASSETS	$130,869,000	$131,986,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,139,000	$42,756,000
Accrued liabilities	202,000	1,292,000
Accrued salaries and wages	2,682,000	2,780,000
Accrued workers’ compensation claims	3,611,000	3,972,000
Income tax payable	106,000	285,000
Line of credit	—	22,800,000
Deferred compensation	921,000	859,000
Deferred income	133,000	133,000
Other current liabilities	197,000	225,000
Current portion of capital lease obligations	1,589,000	1,568,000

Total current liabilities	36,580,000	76,670,000
Deferred income, less current portion	222,000	255,000
Deferred core revenue	1,858,000	1,575,000
Deferred gain on sale-leaseback	1,729,000	1,859,000
Other liabilities	188,000	170,000
Capitalized lease obligations, less current portion	3,226,000	3,629,000

Total liabilities	43,803,000	84,158,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,026,731 and 8,373,122 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	120,000	84,000
Additional paid-in capital	91,641,000	56,241,000
Additional paid-in capital-warrant	2,040,000	—
Shareholder note receivable	(682,000)	(682,000)
Accumulated other comprehensive income	210,000	40,000
Accumulated deficit	(6,263,000)	(7,855,000)

Total shareholders’ equity	87,066,000	47,828,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$130,869,000	$131,986,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Net sales	$35,441,000	$27,424,000
Cost of goods sold	25,241,000	20,258,000

Gross profit	10,200,000	7,166,000
Operating expenses:
General and administrative	4,788,000	2,390,000
Sales and marketing	929,000	905,000
Research and development	275,000	416,000

Total operating expenses	5,992,000	3,711,000

Operating income	4,208,000	3,455,000
Interest expense — net of interest income	1,643,000	822,000

Income before income tax expense	2,565,000	2,633,000
Income tax expense	973,000	1,055,000

Net income	$1,592,000	$1,578,000

Basic net income per share	$0.16	$0.19

Diluted net income per share	$0.16	$0.18

Weighted average number of shares outstanding:
— basic	9,904,076	8,322,920

— diluted	10,186,077	8,582,209

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,592,000	$1,578,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	608,000	649,000
Amortization of deferred gain on sale-leaseback	(130,000)	(129,000)
Provision for inventory reserves	(199,000)	(267,000)
Provision for customer finished goods returns accruals	(3,618,000)	(806,000)
Provision (recovery) of doubtful accounts	160,000	(14,000)
Provision for customer allowances earned	(1,205,000)	475,000
Provision for customer payment discrepancies	65,000	(1,257,000)
Deferred income taxes	(138,000)	191,000
Share-based compensation expense	278,000	115,000
Impact of tax benefit on APIC pool	(49,000)	(28,000)
Shareholder note receivable	—	(682,000)
Changes in current assets and liabilities:
Accounts receivable	447,000	1,757,000
Due from customer	—	(2,005,000)
Inventory	5,434,000	(5,560,000)
Income tax receivable	1,378,000	—
Inventory unreturned	950,000	(632,000)
Prepaid expenses and other current assets	435,000	(830,000)
Other assets	(10,000)	(213,000)
Accounts payable and accrued liabilities	(17,183,000)	3,004,000
Income tax payable	(182,000)	37,000
Deferred compensation	62,000	26,000
Deferred income	(33,000)	(33,000)
Credit due customer	—	(1,793,000)
Deferred core revenue	283,000	—
Long-term core inventory	(523,000)	—
Long-term core deposit	(183,000)	(195,000)
Other current liabilities	(12,000)	(527,000)

Net cash used in operating activities	(11,773,000)	(7,139,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(595,000)	(1,278,000)
Change in short term investments	(27,000)	(21,000)

Net cash used in investing activities	(622,000)	(1,299,000)
Cash flows from financing activities:
Borrowings under line of credit	14,400,000	12,500,000
Repayments under line of credit	(37,200,000)	(3,900,000)
Net payments on capital lease obligations	(382,000)	(310,000)
Exercise of stock options	37,000	57,000
Excess tax benefit from employee stock options exercised	47,000	—
Proceeds from issuance of common stock	40,061,000	—
Stock issuance costs	(2,947,000)	—
Impact of tax benefit on APIC pool	49,000	28,000

Net cash provided by financing activities	14,065,000	8,375,000
Effect of exchange rate changes on cash	30,000	(240,000)

Net increase (decrease) in cash	1,700,000	(303,000)
Cash — Beginning of period	349,000	400,000

Cash — End of period	$2,049,000	$97,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,730,000	$802,000
Income taxes, net of refunds	(386,000)	804,000
Non-cash investing and financing activities:
Property acquired under capital lease	$—	$27,000
Shareholder note receivable	$—	$682,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2007 and 2006
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2007, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 29, 2007.
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
The Company obtains used alternators and starters, commonly known as cores, primarily from its customers as trade-ins. It also purchases cores from vendors (core brokers). The customers grant credit to the consumer when a used core is returned to them, and the Company in turn provides a credit to the customer upon return of the used core to the Company. These cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Singapore and Malaysia. In addition, the Company utilizes third party warehouse distribution centers in Fairfield, New Jersey and Springfield, Oregon.
The Company also utilizes a warehouse distribution facility in Nashville, Tennessee. The Company intends to close this warehouse facility during the second quarter of fiscal 2008.
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

The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and U.S. dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts if translated into U.S. dollars at June 30, 2007 and March 31, 2007 were $382,000 and $347,000, respectively.

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

The Company has two separate agreements executed with two customers and their respective banks. Under these agreements, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are factored. Once the customer chooses which outstanding invoices are going to be made available for factoring, the Company can accept or decline the bundle of invoices provided. The factoring agreements are non-recourse, and funds cannot be reclaimed by the customer after the related invoices have been factored.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
4.	Inventory, Long-term Core Inventory, Long-term Core Deposit Inventory and Related Sales Allowance

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

Finished goods cost includes the standard cost of cores and raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in standard costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overheads such as severance costs, duplicated facility overhead costs, and spoilage from the calculation of the standard costs and expenses them as period costs as required in Financial Accounting Standards Board (“FASB”) Statement No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”.

Work in process is in various stages of production, is on average 50% complete and is valued at the standard cost of cores plus 50% of the standard cost of labor and overhead. Work in process inventory historically comprises less than 3% of the total inventory balance.
The Company provides an allowance for potentially excess and obsolete inventory based upon historical usage.

The Company applies the guidance provided by the Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor” (“EITF 02-16”), by recording vendor discounts as a reduction of inventories that reduce cost of sales as the inventories are sold.

When the Company ships goods to a customer, it reduces the inventory account for the amount of product shipped and establishes an inventory unreturned account representing the value of finished goods that is expected to be returned within one year. Inventory unreturned is valued in the same manner as the Company’s other inventory.

In the fourth quarter of fiscal 2007, the Company reclassified core inventory to long-term core inventory. This reclassification had no impact on total assets or core inventory value. The Company’s determination for reclassifying the core inventory was based on an assessment of the timing of the realization of the core values.

The long-term core deposit account is established based on core purchase agreements the Company has with customers that obligate the Company to purchase cores held by a customer and remaining on the customer’s premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one-time basis or over an agreed-upon period. The amount of credits issued is based upon the core purchase price previously established with the customer. At the same time, the Company records the long-term core deposit for the cores purchased at its standard core cost. The difference between the credit granted and the standard cost of the long-term core deposit is treated as a sales allowance reducing revenue as required under EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-09”).

The Company’s long-term core deposits are stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current standard cost of the related core inventory. At least annually, and as often as quarterly, a reconciliation and confirmation is performed to determine that the number of cores purchased, but retained at the customer’s premises, remains sufficient to support the amounts recorded in the long-term core deposit account. The Company also evaluates the value of cores supporting the long-term core deposit account each quarter to determine that the average value of cores in the account has not changed during the reporting period. This evaluation is performed on the cores in aggregate and gives consideration to the Company’s core standard costs. If the Company identifies any permanent reduction in either the number or the aggregate value of the core inventory mix held at the customer location, the Company will record a reduction in the long-term core deposit account in that period.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
5.	Income Taxes

The Company accounts for income taxes in accordance with guidance issued by the FASB in SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes.

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

As required, the liability method is also used in determining the impact of the adoption of FASB SFAS No. 123 (revised 2004), “Share-Based Payment”, (“FAS 123R”) on the Company’s deferred tax assets and liabilities.

The primary components of the Company’s income tax provision (benefit) are (i) the current liability or refund due for federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. In evaluating this ability, management considered the Company’s long-term agreements with each of its major customers which expire at various dates ranging from December 2007 through December 2012 and the Company’s core purchase obligations with certain customers that expire at various dates through March 2010. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the future operating results of the Company. Management periodically reviews such forecasts in comparison with actual results, and there can be no assurance that such results will be achieved.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of April 1, 2007 and has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. The Company primarily conducts business in the United States, specifically in the state of California. The Company’s US federal income tax returns for the periods ended March 31, 2004 through 2006 may still be reviewed at the discretion of the Internal Revenue Service. The Company’s California income tax returns for the tax periods ended March 31, 2003 through 2006 may still be reviewed at the discretion of the California Franchise Tax Board. The Company is not aware of any audits pending or planned by the Internal Revenue Service or the California Franchise Tax Board for these periods.

The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.

The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.

For the three months ended June 30, 2007 and 2006, the Company recognized income tax expense of $973,000 and $1,055,000, respectively. As a result of the Company’s fiscal 2007 loss, the Company has a net operating loss carryforward of approximately $1,921,000 that can be used to reduce future tax payments.

6.	Revenue Recognition

The Company recognizes revenue when performance by the Company is complete. Revenue is recognized when all of the following criteria established by the Staff of the SEC in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), have been met:
•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.
For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized two days after the date of shipment based on the Company’s experience regarding the length of transit duration. The Company includes shipping and handling charges in its gross invoice price to customers and classifies the total amount as revenue in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (“EITF 00-10”). Shipping and handling costs are recorded as cost of sales.

Unit value revenue is recorded based on the Company’s price list, net of applicable discounts and allowances. The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory in accordance with SFAS 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”). The Company reduces revenue and cost of sales for the unit value of goods sold that are expected to be returned based on a historical return analysis and information obtained from customers about current stock levels. The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in the return to the Company of more than 90% of all used cores. Accordingly, the Company excludes the value of cores from revenue in accordance with SFAS 48.

When the Company ships a product, it recognizes an obligation to accept a returned core by recording a contra receivable account based upon the core price agreed upon by the Company and its customer. Upon receipt of a core, the Company grants the customer a credit based on the core price billed and restores the returned core to inventory.

When the Company ships a product, it invoices certain customers for the core portion of the product at full core sales price. For these cores, the Company recognizes core revenue based upon an estimate of the rate at which the Company’s customers will pay cash for cores in lieu of returning cores for credits.

In addition, the Company recognizes revenue related to cores originally sold at nominal core price and not expected to be returned. Unlike the full price cores, the Company only recognizes revenue from nominal cores not expected to be returned when the Company believes it has met all of the following criteria:
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
The Company has made in the past and may make in the future agreements with certain customers to buy back cores. The difference between the credit granted and the standard cost of the cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. At June 30, 2007 and March 31, 2007 core revenue of $1,858,000 and $1,575,000, respectively, was deferred.

In May 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement with its largest customer. For POS inventory, revenue was recognized when the customer notified the Company that it had sold a specifically identified product to an end user. POS inventory represents inventory held on consignment at customer locations. This arrangement was discontinued in August 2006.

7.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The following presents a reconciliation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2007	2006
Net income	$1,592,000	$1,578,000

Basic shares	9,904,076	8,322,920
Effect of dilutive stock options and warrants	282,001	259,289

Diluted shares	10,186,077	8,582,209

Basic net income per share	$0.16	$0.19

Diluted net income per share	$0.16	$0.18

The effect of dilutive options and warrants excludes 17,375 options and 546,283 warrants with exercise prices ranging from $13.65 to $19.13 per share for the three months ended June 30, 2007 and 17,375 options with exercise prices ranging from $13.80 to $19.13 per share for the three months ended June 30, 2006 — all of which were anti-dilutive.

8.	Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation and return allowances for receivables, inventories, and deferred income taxes; accrued liabilities; and litigation and disputes.

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

The Company uses significant estimates in the ongoing calculation of potential liabilities from uncertain tax positions that are more likely than not to occur.

A change in the assumptions used in the estimates for sales returns, inventory reserves and income taxes could result in a difference in the related amounts recorded in the Company’s consolidated financial statements.
9.	Reclassifications

Certain prior year amounts have been reclassified to confirm with the fiscal 2008 presentation.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
10.	New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt FAS No. 159 in the first quarter of fiscal 2009. The Company is currently evaluating the impact of FAS No. 159 on its consolidated financial position and results of operations.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (‘‘FAS No. 157’’). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. The Company expects to adopt FAS No. 157 in the first quarter of fiscal 2009. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial position and results of operations.
NOTE C — Accounts Receivable
Included in Accounts receivable — net are significant offset accounts related to customer allowances earned, customer payment discrepancies, in-transit and estimated future unit returns, estimated future credits to be provided for cores returned by the customers and potential bad debts. Due to the forward-looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the open trade accounts receivable.
Accounts receivable — net is comprised of the following:

	June 30, 2007	March 31, 2007
Accounts receivable — trade	$29,850,000	$27,299,000
Allowance for bad debts	(178,000)	(18,000)
Customer allowances earned	(3,798,000)	(5,003,000)
Customer payment discrepancies	(887,000)	(823,000)
Customer finished goods returns accruals	(6,158,000)	(9,776,000)
Customer core returns accruals	(12,419,000)	(9,420,000)

Less: total accounts receivable offset accounts	(23,440,000)	(25,040,000)

Total accounts receivable — net	$6,410,000	$2,259,000

NOTE D — Inventory
Inventory is comprised of the following:

	June 30,	March 31,
	2007	2007
Raw materials	$12,157,000	$14,990,000
Work-in-process	91,000	185,000
Finished goods	16,652,000	18,762,000

	28,900,000	33,937,000
Less allowance for excess and obsolete inventory	(2,292,000)	(2,093,000)

Total	$26,608,000	$31,844,000

Inventory unreturned represents the standard cost (stated at the lower of cost or market) of finished goods shipped to customers and expected to be returned within one year. Upon product shipment, the Company reduces the inventory account for the amount of product shipped and establishes the inventory unreturned asset account for that portion of the shipment that is expected to be returned by the customer. At June 30, 2007 and March 31, 2007, inventory unreturned was $2,936,000 and $3,886,000, respectively.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The Company classifies core inventory as a long-term asset. At June 30, 2007 and March 31, 2007, the long-term core inventory totaled $43,015,000 and $42,492,000, respectively.
NOTE F — Long-Term Core Deposit
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
The Company’s long-term core deposits are stated at the lower of cost or market. The cost is established at the time of the core purchase transaction based on the then current standard cost of core inventory unreturned. At least annually, and as often as quarterly, a reconciliation and confirmation is performed to determine that the number of cores purchased but retained at the customers premises remains sufficient to support the balance in the long-term core deposit account. The Company also evaluates the value of cores supporting the long-term core deposit account each quarter to determine that the average value of cores in the account has not changed during the reporting period. This evaluation is performed on the cores in aggregate and gives consideration to the Company’s standard core costs. If the Company identifies any permanent reduction in either the number or the aggregate value of the core inventory held at the customer location, the Company will record a reduction in the long-term core deposit account in that period. As required under Accounting Research Bulletin No. 43 “Restatement and Revision of Accounting Research Bulletins (as amended)”, chapter 4, statement 6, the reduction in the long-term core deposit account will take into consideration the fact that the customer is generally obligated to pay for unreturned cores at prices that exceed the costs used to establish the long-term core deposit account if the Company’s relationship with a customer ends. The Company will not therefore reduce the value of the long-term core deposit below an amount equal to net realizable value reduced by an allowance representing an approximate normal profit margin. At June 30, 2007 and March 31, 2007, there were no reductions in the value of the long-term core deposit account. The long-term core deposit account was $21,800,000 and $21,617,000 at June 30, 2007 and March 31, 2007, respectively.
NOTE G — Long Term Customer Contracts; Marketing Allowances
The Company has long-term agreements with each of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance, quality and fulfillment requirements, and one contract grants the customer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates ranging from December 2007 through December 2012. There are core purchase obligations with certain customers that expire at various dates through March 2010.
The Company typically grants its customers marketing allowances in connection with these customers’ purchase of goods. The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-9. Such allowances include sales incentives and concessions and typically consist of: (i) allowances which may only be applied against future purchases and are recorded as a reduction to revenues in accordance with a schedule set forth in the long-term contract, (ii) allowances related to a single exchange of product that are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered and (iii) allowances that are made in connection with the purchase of inventory from a customer.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The following table presents the breakout of marketing allowances recorded as a reduction to revenues in the three months ended June 30:

	Three Months Ended
	June 30,
	2007	2006
Allowances incurred under long-term customer contracts	$1,881,000	$754,000
Allowances related to a single exchange of product	3,033,000	3,335,000
Allowances related to core inventory purchase obligations	591,000	453,000

Total customer allowances recorded as a reduction of revenues	$5,505,000	$4,542,000

The following table presents the commitments to incur marketing allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2008— remaining nine months	$6,377,000
2009	3,716,000
2010	2,599,000
2011	1,866,000
2012	1,239,000
Thereafter	1,050,000

Total	$16,847,000

The Company has also entered into agreements to purchase certain customers’ core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. Under the largest of these agreements, the Company agreed to acquire core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the core inventory in customer hands and subject to customer purchase upon agreement termination and reduces revenue by recognizing the amount by which the credit exceeds the estimated core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the three months ended June 30, 2007 and 2006 were $247,000 and $338,000, respectively. As of June 30, 2007 and March 31, 2007, the long-term core inventory related to this agreement was approximately $2,172,000 and $1,938,000, respectively. As of June 30, 2007 and March 31, 2007, approximately $5,132,000 and $5,613,000, respectively, of credits remains to be issued under this arrangement.
In July 2006, the Company entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of this agreement, the Company agreed to acquire a portion of the customer’s import alternator and starter core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, this agreement was amended to eliminate the Company’s obligation to acquire a portion of the customer’s import alternator and starter inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement.
In addition, during the three months ended June 30, 2007, the Company charged approximately $205,000 against revenues under agreements with certain traditional customers. As of June 30, 2007 and March 31, 2007, approximately $1,471,000 and $1,594,000 of credits remains to be issued under these agreements.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The following table presents the customer core purchase obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2008— remaining nine months	$2,011,000
2009	2,601,000
2010	1,967,000
2011	12,000
2012	12,000
Thereafter	—

Total	$6,603,000

NOTE H — Major Customers
The Company’s five largest customers accounted for the following total percentage of sales and accounts receivable:

	Three Months Ended
	June 30,
Sales	2007	2006
Customer A	55%	61%
Customer B	12%	15%
Customer C	9%	7%
Customer D	13%	—%
Customer E	6%	11%

Accounts Receivable	June 30, 2007	March 31, 2007
Customer A	26%	31%
Customer B	11%	5%
Customer C	5%	9%
Customer D	36%	28%
Customer E	13%	17%
For the three months ended June 30, 2007, two suppliers provided approximately 18% and 17% of the raw materials purchased, respectively. For the three months ended June 30, 2006, one supplier provided approximately 22% of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s purchases for three months ended June 30, 2007 or 2006.
NOTE I — Stock Options and Share-Based Payments
Effective April 1, 2006, the Company adopted FAS 123R using the modified prospective application method of transition for all our stock-based compensation plans. FAS 123R requires the compensation costs associated with stock-based compensation plans be recognized and reflected in the Company’s reported results. There were no stock options granted during the three months ended June 30, 2007 or 2006.
In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of June 30, 2007 and 2006, options to purchase 511,800 and 556,500 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.
At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Under the Incentive Plan, a total of 1,200,000 shares of our common stock were reserved for grants of Incentive Awards (as defined in the Incentive Plan), and all of the Company’s employees are eligible to participate. The Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of June 30, 2007 and 2006, options to purchase 1,089,900 and 722,283 shares of common stock, respectively, were outstanding under the Incentive Plan and options to purchase 84,333 and 470,717 shares of common stock, respectively, were available for grant.
In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of June 30, 2007 and 2006, options to purchase 68,000 and 59,000 shares of common stock, respectively, were outstanding under the 2004 Plan and options to purchase 107,000 and 116,000 shares of common stock were available for grant.
A summary of stock option transactions for the three months ending June 30, 2007 follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 31, 2007	1,688,067	$8.29
Granted	—	—
Exercised	(11,700)	3.15
Cancelled or Forfeited	(6,667)	12.54

Outstanding at June 30, 2007	1,669,700	$8.31

The pre-tax intrinsic value of options exercised in the three months ended June 30, 2007 was $118,000.
The followings table summarizes information about the options outstanding at June 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted Average	Aggregate		Weighted	Aggregate
Range of		Average	Remaining Life	Intrinsic		Average	Intrinsic
Exercise price	Shares	Exercise Price	In Years	Value	Shares	Exercise Price	Value
$1.100 to $1.800	28,250	$1.21	3.96	$340,130	28,250	$1.21	$340,130
$2.160 to $3.600	373,300	2.76	4.6	3,915,917	373,300	2.76	3,915,917
$6.345 to $9.270	468,525	8.28	6.93	2,328,569	468,525	8.28	2,328,569
$9.650 to $11.813	373,750	10.01	8.26	1,210,950	240,660	10.04	772,519
$12.000 to $13.800	414,500	12.05	9.11	497,400	135,838	12.13	152,139
$14.500 to $19.125	11,375	$16.43	5.27	—	7,375	$17.48	—

	1,669,700			$8,292,966	1,253,948		$7,509,274

The aggregate pre-tax intrinsic values in the above table are based on the Company’s closing stock price of $13.25 as of June 30, 2007 which would have been received by the option holders had all in-the-money options been exercised as of that date.
At June 30, 2007, options to purchase 1,253,948 shares of common stock were exercisable at the weighted average exercise price of $7.29.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
A summary of changes in the status of nonvested stock options during the three months ended June 30, 2007 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested at March 31, 2007	417,418	$4.80
Granted	—	—
Vested	—	—
Forfeited	(1,666)	3.18

Non-vested at June 30, 2007	415,752	$4.81

The Company recognized stock-based compensation expense of $278,000 and $115,000 for the three months ended June 30, 2007 and 2006, respectively. As of June 30, 2007, approximately $1,165,000 of unrecognized compensation cost related to the nonvested stock options. This cost is expected to be recognized over the remaining weighted average vesting period of 1.4 years.
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
For purposes of this calculation, leverage ratio is defined to mean the ratio of (a) indebtedness as of the last day of such fiscal quarter minus any direct or contingent obligations of the Company under any outstanding letters of credit to (b) EBITDA for the four consecutive fiscal quarters ending on such date.
In August 2006, the bank credit agreement was amended to increase the credit availability from $25,000,000 to $35,000,000. On March 23, 2007, the credit agreement with the bank was further amended to provide the Company with a non-revolving loan of up to $5,000,000. This non-revolving loan bore interest at the bank’s prime rate and was due on June 15, 2007. On May 24, 2007, the Company repaid the $5,000,000 loan from the proceeds of its private placement of common stock and warrants.
The bank holds a security interest in substantially all of the Company’s assets. At June 30, 2007 and March 31, 2007, the Company had reserved $4,301,000 of this revolving line of credit for standby letters of credit for worker’s compensation insurance. At June 30, 2007, no amounts were outstanding under this line of credit. At March 31, 2007, the Company had borrowed $22,800,000 under this line of credit.
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
In connection with the April 2006 amendment to the credit agreement, the Company agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in order to complete the amendment. The amendment completion fee is payable in three installments of $41,666. The first payment was made on the date of the amendment to the credit agreement, the second was made in the fourth quarter of fiscal 2007 and the third is to be paid on or before February 1, 2008. The fee was deferred and is being amortized on a straight-line basis over the remaining term of the credit facility.
As a result of the August 2006 amendment, the bank increased the minimum fixed charge coverage ratio and the maximum leverage

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
In November 2006, the bank credit agreement was further amended to eliminate the impact of a $8,062,000 reduction in the carrying value of the long-term core deposit account that was made in connection with the termination of the Company’s POS arrangement with its largest customer for purposes of determining the Company’s compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
In addition, in conjunction with a March 2007 amendment to the credit agreement, the Company agreed to provide the bank with monthly financial statements, monthly aged reports of accounts receivable and accounts payable and monthly inventory reports. The Company also agreed to allow the bank, at its request, to inspect the Company’s assets, properties and records and conduct on-site appraisals of the Company’s inventory.
In conjunction with a waiver granted to the Company by the bank in June 2007, the credit agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account for purposes of determining the Company’s compliance with the fixed charge coverage ratio and the leverage ratio. The effective date of the amendment for the fixed charge coverage ratio was March 31, 2007.
In August 2007, the bank credit agreement was further amended to reduce the minimum level of cash flow for trailing twelve months and to reduce the fixed charge coverage ratio. These changes were effective June 30, 2007. As a result of this amendment the Company was in compliance with all its bank covenants.
Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount to be agreed-upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of the customers’ receivables aggregating $21,397,000 and $15,529,000 for the three months ended June 30, 2007 and 2006, respectively, by an average of 281 days and 191 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the three months ended June 30, 2007 and 2006 was 6.5% and 6.7%, respectively. The amount of the discount on these receivables, $1,184,000 and $504,000 for the three months ended June 30, 2007 and 2006, respectively, was recorded as interest expense.
NOTE K — Comprehensive Income
SFAS 130, “Reporting Comprehensive Income,” established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income, unrealized gain (loss) on short-term investments and foreign currency translation adjustments.

	Three Months Ended
	June 30,
	2007	2006
Net income	$1,592,000	$1,578,000
Unrealized gain (loss) on short-term investments	35,000	(6,000)
Foreign currency translation	135,000	(234,000)

Comprehensive net income	$1,762,000	$1,338,000

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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
The Company had forward foreign exchange contracts with a U.S. dollar equivalent notional value of $3,600,000 and $2,716,000 and a nominal fair value at June 30, 2007 and 2006, respectively. The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity ranging from one month to six months, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the three months ended June 30, 2007 and 2006, the Company recorded a decrease in general and administrative expenses of $112,000 and an increase in general and administrative expenses of $71,000, respectively, associated with these foreign exchange contracts.
NOTE M – Litigation
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
Based upon the terms of agreements it had previously entered into with Mr. Richard Marks, the Company paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. Following the conclusion of these investigations, the Company sought reimbursement from Mr. Marks of certain of the legal fees and costs it had advanced. In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement, Mr. Marks is obligated to pay the Company $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. For the three months ended June 30, 2007, the Company recorded interest income related to this shareholder note of $13,000. Mr. Marks made the June interest payment on June 22, 2007. Mr. Marks has pledged 80,000 shares of the Company’s common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel. At June 30, 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owes the Company. The note is classified in shareholders’ equity as it is collateralized by the Company’s common stock.
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
NOTE N – Equity Transaction
On May 23, 2007, the Company completed the sale of 3,641,909 shares of the Company’s common stock at a price of $11.00 per share, resulting in aggregate gross proceeds of $40,061,000 and net proceeds of approximately $37,000,000 after expenses, and warrants to purchase up to 546,283 shares of its common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by the Company if, among other things, the volume weighted average trading price of the Company’s common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. As of June 30, 2007, the Company charged approximately $2,947,000 for fees and costs related to this private placement to its additional paid-in-capital. Approximately $114,000 of related fees and costs are expected to be incurred in the second quarter of fiscal

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
2008 and charged against additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.
On July 26, 2007, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. It is obligated to cause this registration statement to become effective no later than October 19, 2007. The Company is also obligated to use its commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If the Company fails to achieve any of these requirements, it is obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” the Company has determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, the Company has not recorded a liability for this contingent obligation as of June 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2007 consolidated financial statements included in our Annual Report on Form 10-K filed on June 29, 2007.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, our ability to renew the contract with our largest customer that is scheduled to expire in August 2008 and the terms of any such renewal, the increasing demands on our working capital, including the significant strain on working capital associated with large core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures, the material weaknesses in our internal controls over financial reporting or the SEC’s review of our previously filed public reports, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese manufacturers, difficulty in obtaining cores and component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below, in Note B to our unaudited consolidated financial statements included in this Form 10-Q and our consolidated financial statements included in our Annual Report on Form 10-K filed on June 29, 2007.
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
Core and other raw material inventories are stated at the lower of cost (determined using an average costing method) or market. We determine market by obtaining the current replacement cost based on average purchase prices for cores or other raw materials. Since we accept a significant level of returned cores from our customers at rates that do not reflect current replacement costs, we also use core broker price lists to establish current replacement costs when purchases from core brokers do not provide sufficient average purchase price information. In prior periods, the price list information was adjusted to provide for the impact seasonality had on the supply and demand of cores and thus on the replacement cost of the cores. Since the impact of seasonality has diminished significantly, this adjustment has become immaterial and we discontinued this practice during the fourth quarter of fiscal 2007.

Finished goods cost includes the standard cost of cores and raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in standard costs that would otherwise occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
overheads such as severance costs, duplicated facility overhead costs, and spoilage from the calculation of the standard costs and expense them as period costs as required in Financial Accounting Standards Board (“FASB”) Statement No. 151, “Inventory Costs, an amendment of Accounting Research Bulletin No. 43, Chapter 4”.

Work in process is in various stages of production, is on average 50% complete and is valued at the standard cost of cores plus 50% of the standard cost of labor and overhead. Work in process inventory historically comprises less than 3% of the total inventory balance.
We provide for an allowance for potentially excess and obsolete inventory based upon historical usage.
We apply the guidance provided by the Emerging Issues Task Force (“EITF”) Issue No. 02-16, “Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor,” by recording vendor discounts as a reduction of inventories that reduce cost of sales as the inventories are sold.
When we ship goods to a customer, we reduce the inventory account for the amount of product shipped and establish an inventory unreturned account representing the value of finished goods that is expected to be returned by the customer within one year. Inventory unreturned is valued in the same manner as our other inventory.
In the fourth quarter of fiscal 2007, we reclassified core inventory to long-term core inventory. At June 30, 2007 and March 31, 2007, the reclassified core inventory totaled $43,015,000 and $42,492,000, respectively. Our determination for reclassifying the core inventory was based on an assessment of the timing of the realization of the core values.
The long-term core deposit account represents the value of cores shipped to customers and expected to be returned beyond a one-year time frame. The long-term core deposit is established when we agree with a customer to purchase cores held by the customer and remaining on the customer’s premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one-time basis or over an agreed-upon period. The credits against that customer’s receivable are based upon the core purchase price previously established with the customer. At the same time, we record the long-term core deposit for the cores purchased at our standard core cost. The difference between the credit granted and the standard cost of the long-term core deposit is treated as a sales allowance reducing revenue as required under EITF Issue No. 01-9, “Accounting for Consideration Given by a Vendor to a Customer” (“EITF 01-9”).
Our long-term core deposits are stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current standard cost of the related core inventory. At least annually, and as often as quarterly, a reconciliation and confirmation is performed to determine that the number of cores purchased, but retained at the customer’s premises, remains sufficient to support the amounts recorded in the long-term core deposit account. We evaluate the value of cores supporting the long-term core deposit account each quarter to determine that the aggregate value of cores in the account has not changed during the reporting period. This evaluation is performed on the cores in aggregate and considers our core standard costs. If we identify any permanent reduction in either the number or the aggregate value of the core inventory mix held at the customer location, we will record a reduction in the long-term core deposit account in that period.
Revenue Recognition
We recognize revenue when our performance is complete, and all of the following criteria established by Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), have been met:
•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.
For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized two days after the date of shipment based on our experience regarding the length of transit duration. We include shipping and handling charges in the gross invoice price to customers and classify the total amount as revenue in accordance with EITF Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs.” Shipping and handling costs are

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
recorded in cost of sales.
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
Nominal price cores: We invoice other customers for the core portion of product shipped at a nominal core price. Unlike the full price cores, we only recognize revenue from nominal cores not expected to be returned when we believe that we have met all of the following criteria:
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
Deferral of Core Revenue. As noted previously, we have in the past and may in the future agree to buy back cores from certain customers. The difference between the credit granted and the standard cost of the cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of core buybacks, we have now decided to defer core revenue from these customers until there is no expectation that sales allowances associated with core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. At June 30, 2007 and March 31, 2007, $1,858,000 and $1,575,000, respectively, of such core revenues were deferred.
Revenue Recognition; General Right of Return
We allow our customers to return goods to us that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). In addition, under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user customers (stock adjustment returns). We seek to limit the aggregate of customer returns, including warranty and stock adjustment returns, to less than 20% of unit sales. In some instances, we allow a higher level of returns in connection with a significant update order.
We provide for such anticipated returns of inventory in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and the related cost of sales for the units estimated to be returned.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Accounting for Deferred Taxes
The valuation of deferred tax assets and liabilities is based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS No. 109, “Accounting for Income Taxes.” As of June 30, 2007 and 2006 management determined that no valuation allowance was necessary for deferred tax assets.
Financial Risk Management and Derivatives
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our growing operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate this currency risk, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. We had foreign exchange contracts with a U.S. dollar equivalent notional value of $3,600,000 and $2,716,000 and a nominal fair value at June 30, 2007 and 2006, respectively. These contracts expire in a year or less. Any changes in the fair value of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For the three months ended June 30, 2007 and 2006, the net effect of the foreign exchange contracts was to decrease general and administrative expenses by $112,000 and to increase in general and administrative expense by $71,000, respectively.
New Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We expect to adopt FAS No. 159 in the first quarter of fiscal 2009. We are currently evaluating the impact of FAS No. 159 on our consolidated financial position and results of operations.
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (‘‘FAS No. 157’’). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. FAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. We expect to adopt FAS No. 157 in the first quarter of fiscal 2009. We are currently evaluating the impact of FAS No. 157 on our consolidated financial position and results of operations.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Results of Operations for the three months ended June 30, 2007 and 2006
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	June 30,
	2007	2006
Gross profit percentage	28.8%	26.1%
Cash flow from operations	$(11,724,000)	$(7,139,000)
Finished goods turnover (annualized) (1)	5.7	3.2
Annualized return on equity (2)	13.3%	12.2%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues. For the three months ended June 30, 2007, the calculation does not include the long-term core inventory. For the three months ended June 30, 2006, the calculation excludes pay-on-scan inventory.

(2)	Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	June 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	71.2	73.9

Gross profit	28.8	26.1
Operating expenses:
General and administrative	13.5	8.7
Sales and marketing	2.6	3.3
Research and development	0.8	1.5

Operating income	11.9	12.6
Interest expense — net of interest income	4.6	3.0
Income tax expense	2.7	3.8

Net income	4.6	5.8

Net Sales. Net sales for the three months ended June 30, 2007 increased by $8,017,000 or 29.2%, to $35,441,000 over the net sales for the three months ended June 30, 2006 of $27,424,000. Our gross sales for the three months ended June 30, 2007 increased by $7,204,000 or 19.6% over gross sales in the three months ended June 30, 2006 primarily due to higher sales to our new and existing customers. Our gross sales increase was offset by a $963,000 increase in marketing allowances from $4,542,000 for the three months ended June 30, 2006 to $5,505,000 for the three months ended June 30, 2007. This increase was primarily due to the impact of existing discount programs on increased unit sales. The allowance for customer returns (which also reduce gross sales) decreased by $1,784,000 from $5,539,000 for the three months ended June 30, 2006 to $3,755,000 for the three months ended June 30, 2007. As a percentage of sales, customer returns decreased by 6.5% for the three months ended June 30, 2007. The decrease in the allowance for customer returns was primarily due to lower stock adjustment returns expected at the end of June 30, 2007 compared to the three months ended June 30, 2006.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased for the three months ended June 30, 2007 to 71.2% from 73.9% for the three months ended June 30, 2006 resulting in a corresponding increase in our gross profit percentage to 28.8% in the three months ended June 30, 2007 from 26.1% in the three months ended June 30, 2006. The increase in the gross profit percentage was primarily due to the decrease in the allowance for customer returns that was partly offset by an increase in marketing allowances (as noted in the preceding paragraph) which increased our net sales for the three months ended June 30, 2007, but did not impact the cost of goods sold. Our gross profit percentage was also positively impacted by the increase in the value of on-hand inventory associated with the increase in our standard cost of materials. In addition, our gross profit percentage was impacted by the lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when compared to the three months ended June 30, 2006.
General and Administrative. Our general and administrative expenses for the three months ended June 30, 2007 were $4,788,000, which represents an increase of $2,398,000 or 100% from the general and administrative expense for the three months ended June 30, 2006 of $2,390,000. This increase was primarily due to increases in the following expenses that were incurred in the three months ended June 30, 2007: (i) $361,000 of increased expenses incurred to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), (ii) $163,000 of increased compensation expenses associated with our recognition under SFAS No. 123 (revised 2004), “Share-Based Payment” of stock option compensation expense, (iii) $435,000 of severance and other related expenses, (iv) a $173,000 increase in our bad debt reserve primarily resulting from the closure of a business by one of our smaller customers, and (v) $322,000 of increased audit fees. Our general and administrative expenses in our Mexico facility increased from $221,000 in the three months ended June 30, 2006 to $354,000 in the three months ended June 30, 2007 due primarily to the ramp-up of activities at our Mexico facility. Changes in the fair value of our foreign exchange contracts decreased our general and administrative expenses by $112,000 for the three months ended June 30, 2007 and increased our general and administrative expenses by $71,000 for the three months ended June 30, 2006. In addition, our general and administrative expenses in the three months ended June 30, 2006 were reduced by the recording of the shareholder note receivable of $682,000 for reimbursement of indemnification costs.
Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2007 at $929,000 were slightly higher than the sales and marketing expenses for the three months ended June 30, 2006. This increase was due primarily to an increase in commission expenses.
Research and Development. Our research and development expenses decreased by $141,000, or 33.9%, to $275,000 for the three months ended June 30, 2007 from $416,000 for the three months ended June 30, 2006. This decrease was primarily due to the expense incurred in the three months ended June 30, 2006 related to the development of new diagnostic equipment for our Mexico and Malaysia facilities included in the three months ended June 30, 2006.
Interest Expense. For the three months ended June 30, 2007, interest expense, net of interest income was $1,643,000. This represents an increase of $821,000 over net interest expense of $822,000 for the three months ended June 30, 2006. This increase was principally attributable to the increase in the amount of receivables that were discounted under our factoring agreements and the increase in the average days over which the receivables were factored associated with the extended payment terms we have provided certain of our customers. The interest expense was also impacted by the higher average outstanding loan balance on our line of credit during part of the quarter due to an additional $5,000,000 we borrowed under our credit agreement. The entire outstanding loan balance was repaid in May 2007 from the proceeds of the private placement of common stock and warrants.
Income Tax. For the three months ended June 30, 2007 and 2006, we recognized income tax expense of $973,000 and $1,055,000, respectively. As a result of our fiscal 2007 loss, we have a net operating loss carryforward of approximately $1,921,000 that can be used to reduce future tax payments.
Liquidity and Capital Resources
We have financed our operations through the use of our bank credit facility, cash flows from operating activities, the receivable discount programs we have with two of our customers and a capital financing sale-leaseback transaction with our bank. Our working capital needs have increased significantly in light of core inventory purchases, ramped-up production demands and related higher inventory levels and increased marketing allowances associated with our new or expanded business. To respond to our growing working capital needs and strengthen our financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $37,000,000.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
We believe the proceeds from our recent private placement together with amounts available under our amended bank credit facility, cash flows from operations and our cash and short term investments on hand should be sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next year.
Working Capital and Net Cash Flow
At June 30, 2007, we had working capital of $10,989,000, a ratio of current assets to current liabilities of 1.3:1, and cash of $2,049,000, which compares to a negative working capital of $27,162,000, a ratio of current assets to current liabilities of 0.6:1, and cash of $349,000 at March 31, 2007. The significant improvement in our working capital was due primarily to our recently-completed private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $37,000,000. The proceeds from this private placement were used to repay the borrowed amounts under our line of credit and to reduce our accounts payable balances.
Net cash used in operating activities was $11,773,000 for the three months ended June 30, 2007 compared to $7,139,000 for the three months ended June 30, 2006. The most significant changes in operating activities for the three months ended June 30, 2007 were the reduction in accounts payable and accrued liabilities of $17,183,000, the reduction in customer finished goods returns accrual of $3,618,000 partly offset by a decrease in our on-hand inventory of $5,434,000. Because we expect lower stock adjustment returns in the next six month period, we reduced our customer finished goods returns accrual at June 30, 2007. Inventory levels were reduced through our concerted effort to improve inventory turns and to reduce excess inventory levels. These initiatives will continue in the future but the impact on inventory levels may be less material for the remainder of fiscal 2008.
Net cash used in investing activities totaled $622,000 in the three months ended June 30, 2007. These investing activities were primarily related to capital expenditures of $595,000 during this period which was predominantly spent in conjunction with our new manufacturing facility in Mexico. We expect to continue to use cash in investing activities during fiscal 2008.
Net cash provided by financing activities was $14,065,000 in the three months ended June 30, 2007. In May 2007, we completed a private placement of our common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $37,000,000. For the three months ended June 30, 2007, we charged approximately $2,947,000 of fees and costs related to this private placement to additional paid-in-capital. Approximately $114,000 of related fees and costs are expected to be incurred in the second quarter of fiscal 2008 and charged against additional paid-in-capital. The net proceeds from this private placement was substantially used to fully repay the borrowed amounts under our line of credit.
Capital Resources
Equity Transaction
On May 23, 2007, we completed the sale of 3,641,909 shares of our common stock at a price of $11.00 per share, resulting in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $37,000,000, and warrants to purchase up to 546,283 shares of our common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by us if, among other things, the volume weighted average trading price of our common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. As of June 30, 2007, we charged approximately $2,947,000 of fees and costs related to this private placement to additional paid-in-capital. Approximately $114,000 of related fees and costs are expected to be incurred in the second quarter of fiscal 2008 and charged against additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.
On July 26, 2007, we filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. We are obligated to cause the registration statement to become effective no later than October 19, 2007. We are also obligated to use our commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If we fail to achieve any of these requirements, we are obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Arrangements”, (“FSP EITF 00-19-2”), we have determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, we have not recorded a liability for this contingent obligation as of June 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
Line of Credit
In April 2006, we entered into an amended credit agreement with our bank that increased our credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008, and changed the manner in which the margin over the benchmark interest rate is calculated. Starting June 30, 2006, the interest rate fluctuates as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Base Interest Rate Selected by Us
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
For purposes of this calculation, leverage ratio is defined to mean the ratio of (a) indebtedness as of the last day of the fiscal quarter minus any direct or contingent obligations under any outstanding letters of credit to (b) EBITDA for the four consecutive fiscal quarters ending on such date.
In August 2006, the bank credit agreement was amended to increase the credit availability from $25,000,000 to $35,000,000. In March 2007, this credit agreement with the bank was further amended to provide us with a non-revolving loan of up to $5,000,000. This non-revolving loan bore interest at the bank’s prime rate and was due on June 15, 2007. On May 24, 2007, we repaid the $5,000,000 from the proceeds of our private placement of common stock and warrants.
The bank holds a security interest in substantially all of our assets. As of June 30, 2007 and March 31, 2007, we had reserved $4,301,000 of our revolving line of credit for standby letters of credit for workers’ compensation insurance. At June 30, 2007, no amounts were outstanding under this line of credit. At March 31, 2007, we had borrowed $22,800,000 under this revolving line of credit.
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
In connection with the April 2006 amendment to our credit agreement, we also agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00, as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in connection with the April 2006 amendment. The amendment completion fee is payable in three installments of $41,666. The first payment was made on the date of the amendment to the credit agreement, the second was made in the fourth quarter of fiscal 2007 and the third is to be paid on or before February 1, 2008. The fee was deferred and is being amortized on a straight-line basis over the remaining term of the credit facility.
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
In November 2006, the bank credit agreement was further amended to eliminate the impact of a $8,062,000 reduction in the carrying value of the long-term core deposit account that was made in connection with the termination of our pay-on-scan (“POS”) arrangement with our largest customer for purposes of determining our compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
In addition, in conjunction with a March 2007 amendment to the credit agreement, we agreed to provide the bank with monthly financial statements, monthly aged reports of accounts receivable and accounts payable and monthly inventory reports. We also agreed to allow the bank, at its request, to inspect our assets, properties and records and conduct on-site appraisals of our inventory.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
In conjunction with a waiver granted to us by the bank in June 2007, the credit agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account for purposes of determining our compliance with the fixed charge coverage ratio and the leverage ratio. The effective date of the amendment for the fixed charge coverage ratio was March 31, 2007.
In August 2007, the bank credit agreement was further amended to reduce the minimum level of cash flow for trailing twelve months and to reduce the fixed charge coverage ratio. These changes were effective June 30, 2007. As a result of this amendment we were in compliance with all our bank covenants.
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
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers and their respective banks. Under this program, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The discount has averaged 5.0% during the three months ended June 30, 2007 and has allowed us to accelerate collection of receivables aggregating $21,397,000 by an average of 281 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the three months ended June 30, 2007 was 6.5%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $1,184,000 during the three months ended June 30, 2007. These interest costs will increase as interest rates rise, as utilization of this discounting arrangement expands and as the discount period is extended to reflect the more favorable payment terms we have provided to certain customers.
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
In March 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of June 30, 2007 and March 31, 2007,

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
approximately $5,132,000 and $5,613,000, respectively, of credits remain to be issued. The customer is obligated to purchase the cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term asset account for the value of the core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated core inventory value. As of June 30, 2007 and March 31, 2007, the long-term asset account was approximately $2,172,000 and $1,938,000, respectively.
In July 2006, we entered into an agreement with a new customer to become its primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s import alternator and starter core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, the agreement was amended to eliminate our obligation to acquire a portion of the customer’s import alternator and starter core inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement.
The longer-term agreements strengthen our customer relationships and business base. However, they also result in a continuing concentration of our revenue sources among a few key customers and require a significant increase in our use of working capital to build inventory and increase production. This increased production caused significant increases in our inventories, accounts payable and employee base, and customer demands that we purchase their core inventory has been a significant strain on our available capital. In addition, the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships adversely impact the near-term revenues and associated cash flows from these arrangements. However, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
Capital Expenditures and Commitments
Our capital expenditures were $595,000 for the three months ended June 30, 2007. A significant portion of these expenditures relate to our Mexico production facility. The amount and timing of capital expenditures may vary depending on the final build-out schedule for the Mexico production facility as well as the logistics facility. We expect our fiscal 2008 capital expenditure to be in the range of $3.5 million to $4.5 million. These capital expenditures will be financed by our working capital.
Contractual Obligations
The following summarizes our contractual obligations and other commitments as of June 30, 2007, and the effect such obligations could have on our cash flow in future periods:

		Payments Due by Period
		Less than		1 to 3	4 to 5	After 5
Contractual obligations	Total	1 year		years	years	years

Line of Credit	$—	$—		$—	$—	$—
Capital (Finance) Lease Obligations	5,349,000	1,869,000		3,105,000	375,000	—
Operating Lease Obligations	21,279,000	2,426,000	*	6,415,000	6,004,000	6,434,000
Core Purchase Obligations	6,603,000	2,011,000	*	4,568,000	24,000	—
Other Long-Term Obligations	16,847,000	6,377,000	*	6,315,000	3,105,000	1,050,000

Total	$50,078,000	$12,683,000		$20,403,000	$9,508,000	$7,484,000

*	Represents nine months of obligations in fiscal year 2008.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for supply agreements to provide products over a defined period.
Customer Concentration
We are substantially dependent upon sales to our major customers. During the three months ended June 30, 2007 and 2006, sales to our five largest customers constituted approximately 95% and 94% of our total sales, respectively. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, core purchase commitments, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
Offshore Remanufacturing
The majority of our remanufacturing operations are now conducted at our remanufacturing facilities in Tijuana, Mexico and Malaysia. We also operate a shipping and receiving warehouse and testing facility in Singapore. These foreign operations have quality control standards similar or identical to those currently implemented at our remanufacturing facilities in Torrance, California. Our foreign operations are growing in importance as we take advantage of lower production costs, and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. In the three months ended June 30, 2007 and 2006, our foreign operations produced approximately 83% and 60%, respectively, of our total production. Core receipt, sorting and storage and finished goods storage and distribution are currently performed at our facility in Torrance. We continue to transition the bulk of our remanufacturing, warehousing and shipping/receiving operations currently conducted in Torrance to our facilities in Mexico. By the end of fiscal 2008, we expect that approximately 95% of our remanufactured units will be produced outside the United States.
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
Based upon the terms of agreements we had previously entered into with Mr. Richard Marks, we paid the costs he incurred in connection with the SEC and United States Attorney’s Office investigations. Following the conclusion of these investigations, we sought reimbursement from Mr. Marks of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement Mr. Marks is obligated to pay us $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. For the three months ended June 30, 2007, we recorded interest income related to this shareholder note of $13,000. Mr. Marks made the June interest payment on June 22,

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
2007. Mr. Marks has pledged 80,000 shares of our common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel. At June 30, 2006, we recorded a shareholder note receivable for the $682,000 Mr. Marks owes us. The note is classified in shareholders’ equity as it is collateralized by our common stock.
The United States Attorney’s Office has informed us that it does not intend to pursue criminal charges against us arising from the events involved in the SEC complaint.
We are subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on our financial position or future results of operations.
Related Party Transactions
Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2007.
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
Our primary interest rate exposure relates to our outstanding line of credit and receivables discount arrangements which have interest costs that vary with interest rate movements. Our $35,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. At June 30, 2007, we had no amounts outstanding under our line of credit. However, if we utilize the available credit facility fully and the interest rate increases by 1%, our annual net interest expense will increase by $350,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
We are exposed to foreign currency exchange risk inherent in our anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian ringit, the Singapore dollar, and the Mexican peso. Our total foreign assets were $6,984,000 and $6,422,000 as of June 30, 2007 and March 31, 2007, respectively. In addition, as of June 30, 2007 and March 31, 2007 we had $2,819,000 and $2,573,000, respectively, due from our foreign subsidiaries. While these amounts are eliminated in consolidation, they impact our foreign currency translation gains and losses.
During three months ended June 30, 2007 and 2006, we experienced immaterial gains relative to our transactions involving the Malaysian ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. During the three months ended June 30, 2007 and 2006, respectively, we recognized a decrease in general and administrative expenses of $112,000 and an increase in general and administrative expenses of $71,000 associated with these forward exchange contracts.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Item 4. Controls and Procedures
a. Disclosure Controls and Procedures
Management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting.
In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended March 31, 2007, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to rules promulgated under the Securities Exchange Act of 1934, as amended.
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
Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2007 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting.” A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.
b. Management’s Report on Internal Control Over Financial Reporting
As described in our Annual Report on Form 10-K for the year ended March 31, 2007, filed with the SEC on June 29, 2007, we determined that entity-level controls related to the control environment and control activities did not operate effectively, resulting in material weaknesses in each of these respective COSO components. The deficiency in each of these individual COSO components represents a separate material weakness. These material weaknesses contributed to an environment where there is a more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.
Because of the material weaknesses and significant deficiency, management believed that, as of March 31, 2007, we did not maintain effective internal control over financial reporting based on the COSO criteria.
Despite the remediation of certain deficiencies, noted below, management has concluded that our disclosure controls and procedures were still not effective as of June 30, 2007. Based on this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.
c. Changes in Internal Control Over Financial Reporting
Management has established a goal to remediate all material weaknesses in internal control over financial reporting by March 31, 2008, although there can be no assurance that this goal will be attained.
Management has reported to the Audit Committee of our Board of Directors the content of the material weaknesses identified in our assessment. Addressing these weaknesses is a priority of management, and we are in the process of remediating the cited material weaknesses. Key elements of the remediation effort include, but are not limited to, the following initiatives:
•	We will recruit suitably qualified accounting personnel and institute training sessions for existing financial reporting and accounting personnel. This initiative will require time to hire and train personnel and build institutional knowledge.

•	We will adopt and implement common policies and procedures for the documentation, performance and testing of our significant accounting controls over financial reporting.

•	We will establish an internal audit and compliance function reporting directly to the Audit Committee, which we expect will provide needed resources to our Audit Committee which has oversight responsibility for our internal control over financial reporting.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
We expect our SOX compliance work will continue to require significant commitment of management’s time and the incurrence of significant general and administrative expenses.
During the three-month period covered by this quarterly report, we have continued to perform all policies and procedures which were already in place and effectively providing significant accounting controls over financial reporting. We have established additional internal controls to (i) ensure that all journal entries and their supporting worksheets are reviewed and approved before being entered into our accounting system and (ii) ensure the accuracy and completeness of the financial statement disclosures and presentation in accordance with GAAP. In addition, we established an internal audit and compliance function reporting directly to the Audit Committee and recruited and hired a qualified director to manage this function. We have strengthened the oversight of the accounting operations and transactions at our foreign subsidiaries by extending the use of our domestic information technology operating system to all operating and accounting functions at our Mexico subsidiary and the inventory control functions at our Malaysia and Singapore subsidiaries. We also hired additional tax professionals at our foreign locations to assist us in developing additional internal controls over the recording and disclosure of tax-related accounting issues.
Except as disclosed in the preceding paragraphs, there have been no changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 23, 2007, we completed the sale of 3,641,909 shares of our common stock at a price of $11.00 per share, resulting in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $37,000,000, and five-year warrants to purchase up to 546,283 shares of our common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. The warrants are callable by us if, among other things, the volume weighted average trading price of our common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. As of June 30, 2007, we charged approximately $2,947,000 of fees and costs related to this private placement to additional paid-in-capital. Approximately $114,000 of related fees and costs are expected to be incurred in the second quarter of fiscal 2008 and charged against additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.
The net proceeds have been used to repay the entire outstanding loan balance on our bank credit facility and reduce our accounts payable.
On July 26, 2007, we filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. We are obligated to cause the registration statement to become effective no later than October 19, 2007. We are also obligated to use our commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If we fail to achieve any of these requirements, we are obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FSP EITF 00-19-2, we have determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, we have not recorded a liability for this contingent obligation as of June 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
Item 6. Exhibits.
(a) Exhibits:
10.38	Eighth Amendment to Credit Agreement dated as of August 7, 2007 between the Company and Union Bank of California, N.A.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: August 8, 2007	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer