Form 10-K/A
period 2007-03-31
MOTORCAR PARTS  AMERICA INC
filed 2007-10-16
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MARCH 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____________TO ____________
Commission File No. 0-23538
MOTORCAR PARTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code: (310) 212-7910
Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
As of September 28, 2007, which was the last business day of the registrant’s most recently completed fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $116,893,296 based on the closing inter-dealer quotation as tracked on the Pink Sheets.
There were 12,052,280 shares of Common Stock outstanding at October 11, 2007.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
     This Form 10-K/A amends our report on Form 10-K for the fiscal year ended March 31, 2007 solely for the purpose of amending the Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting, which appeared on page 58 of the original report on Form 10-K for the fiscal year ended March 31, 2007, to include our independent registered public accounting firm’s opinion on: (i) management’s assessment of the effectiveness of internal control over financial reporting; and (ii) the effectiveness of our internal control over financial reporting. The amended Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting (the “Amended Report”) set forth below includes these opinions. In addition, we have included as exhibits to this Form 10-K/A: (i) currently dated certifications from our Chief Executive Officer and Chief Financial Officer; and (ii) a Consent of Independent Registered Public Accounting Firm to use of the Amended Report in certain Securities Act filings into which the Amended Report is incorporated by reference.
     Except as described above, no attempt has been made in this Form 10-K/A to modify or update other disclosures presented in the original report on Form 10-K for the fiscal year ended March 31, 2007. Accordingly, this Form 10-K/A does not reflect events occurring after the date of the original filing of the Form 10-K or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by this Form 10-K/A is unchanged by this Form 10-K/A and reflects the disclosures made at the time of the original filing of the Form 10-K on June 29, 2007. For a description of subsequent events, this Form 10-K/A should be read in conjunction with our filings made subsequent to June 29, 2007, including our report on Form 10-Q for the quarter ended June 30, 2007, each of our reports on Form 10-Q/A filed since June 29, 2007 and each of our reports on Form 8-K filed since June 29, 2007.
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
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles (GAAP). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
Control Environment
The Company’s finance and accounting department is understaffed and lacks sufficient training or experience. Since the department is understaffed, they cannot maintain sufficient segregation of duties specifically in the revenue recording cycles of the Company’s financial reporting process. The Company’s accounting personnel do not have an adequate understanding of certain accounting standards and how those standards apply to their business. The Company’s accounting and finance personnel also lack certain required skills and competencies to oversee the accounting operations and review, periodically inspect and test, and investigate the transactions of foreign locations to insure application of GAAP. This material weakness in the operating effectiveness of internal control resulted in material adjustments to the Company’s interim and annual consolidated financial statements for fiscal 2007, 2006 and 2005 and resulted in the restatement of previously issued financial statements. The adjustments were primarily due to (i) misinterpretation of certain accounting literature, (ii) lack of understanding and interpretation of customer contract amendments, (iii) erroneous application of GAAP and (iv) improper classification of certain consolidated financial statement line items.

1

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
In our opinion, management’s assessment that Motorcar Parts of America, Inc. did not maintain effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Motorcar Parts of America, Inc. has not maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007 based on criteria established in Internal Control-Integrated Framework issued by COSO.
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

/s/ GRANT THORNTON LLP
Irvine, California
June 28, 2007

2

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: October 15, 2007	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	October 15, 2007
/s/ Mervyn McCulloch Mervyn McCulloch	Chief Financial Officer (Principal Financial and Accounting Officer)	October 15, 2007
/s/ Mel Marks Mel Marks	Director	October 15, 2007
/s/ Rudolph Borneo Rudolph Borneo	Director	October 15, 2007
/s/ Philip Gay Philip Gay	Director	October 15, 2007
/s/ Irv Siegel Irv Siegel	Director	October 15, 2007

3