Form 10-Q/A
period 2006-06-30
MOTORCAR PARTS  AMERICA INC
filed 2007-10-17
CIK 918251

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q/A
(Amendment No. 3)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _______________ TO _______________
Commission File No. 0-23538
MOTORCAR PARTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

New York	11-2153962

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503

(Address of principal executive offices)	Zip Code
Registrant’s telephone number, including area code: (310) 212-7910
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 12,062,280 shares of Common Stock outstanding at October 16, 2007.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
     This Form 10-Q/A Amendment No. 3 amends our report on Form 10-Q/A Amendment No. 2 (“Amendment No. 2”) for the fiscal quarter ended June 30, 2006 solely for the purpose of including therein Item 4. Controls and Procedures, which was not included in Amendment No. 2 as originally filed on July 13, 2007. In addition, we have included as exhibits to this Form 10-Q/A currently dated certifications from our Chief Executive Officer and Chief Financial Officer.
     Except as described above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q for the fiscal quarter ended June 30, 2006. Accordingly, this Form 10-Q/A does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by this Form 10-Q/A is unchanged by this Form 10-Q/A and reflects the disclosures made at the time of the original filing of the Form 10-Q on July 13, 2007. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to July 13, 2007, including our report on Form 10-Q for the quarter ended June 30, 2007, each of our reports on Form 10-Q/A filed since July 13, 2007 and each of our reports on Form 8-K filed since July 13, 2007.
MOTORCAR PARTS OF AMERICA, INC.
Unless the context otherwise requires, all references in this Annual Report on Form 10-Q/A to “the Company,” “we,” “us,” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries.

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
     As part of our current evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer, we undertook a review of our accounting policies and procedures and the relevant accounting literature and pronouncements, and considered Grant Thornton’s views in this regard, together with our own observations. Based upon this evaluation, we have concluded that there is a material weakness in our disclosure controls and procedures, as summarized above, and that our disclosure controls and procedures were not effective as of June 30, 2006 due to such material weakness.
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

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report on Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: October 17, 2007	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer