Form 10-Q/A
period 2006-12-31
MOTORCAR PARTS  AMERICA INC
filed 2007-10-17
CIK 918251

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

EXPLANATORY NOTE
     This Form 10-Q/A Amendment No. 2 amends our report on Form 10-Q/A Amendment No. 1 (“Amendment No. 1”) for the fiscal quarter ended December 31, 2006 solely for the purpose of including therein Item 4. Controls and Procedures, which was not included in Amendment No. 1 as originally filed on July 13, 2007. In addition, we have included as exhibits to this Form 10-Q/A currently dated certifications from our Chief Executive Officer and Chief Financial Officer.
     Except as described above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q for the fiscal quarter ended December 31, 2006. Accordingly, this Form 10-Q/A does not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by this Form 10-Q/A is unchanged by this Form 10-Q/A and reflects the disclosures made at the time of the original filing of the Form 10-Q on July 13, 2007. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to July 13, 2007, including our report on Form 10-Q for the quarter ended June 30, 2007, each of our reports on Form 10-Q/A filed since July 13, 2007 and each of our reports on Form 8-K filed since July 13, 2007.
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
     As part of our current evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer, we undertook a review of our accounting policies and procedures and the relevant accounting literature and pronouncements, and considered Grant Thornton’s views in this regard, together with our own observations. Based upon this evaluation, we have concluded that there is a material weakness in our disclosure controls and procedures, as summarized above, and that our disclosure controls and procedures were not effective as of December 31, 2006 due to such material weakness.
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