Form 10-K/A
period 2007-03-31
MOTORCAR PARTS  AMERICA INC
filed 2007-10-19
CIK 918251

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
Large accelerated filer ☐     Accelerated filer ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☑
As of September 28, 2007, which was the last business day of the registrants most recently completed fiscal quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $116,893,296 based on the closing inter-dealer quotation as tracked on the Pink Sheets.
There were 12,062, 280 shares of Common Stock outstanding as of October 18, 2007.
DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE
This Amendment No. 2 on Form 10-K/A (“Amendment”) amends the Annual Report on Form 10-K (the “Original Annual Report”) for the year ended March 31, 2007, which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2007. We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of our registration statement on Form S- 1 (File No. 333-144887) and to add additional disclosure regarding a potential duty claim that might be asserted by the U.S. Bureau of Customs.
We have included as exhibits to this Amendment new certifications of our principal executive officer and principal financial officer.
Except as described above, no attempt has been made in this Amendment to modify or update other disclosures presented in the Original Annual Report. This Amendment does not reflect events occurring after the filing of the Original Annual Report or modify or update those disclosures, including the exhibits to the Original Annual Report affected by subsequent events. Accordingly, this Amendment should be read in conjunction with our filings with the SEC subsequent to the filing of the Original Annual Report, including any amendments to those filings.

MOTORCAR PARTS OF AMERICA, INC.
GLOSSARY
When the following terms appear in the text of this report, they have the meanings indicated below.
“Used Core” — An alternator or starter which has been used in the operation of a vehicle. The Used Core is an original equipment (“OE”) alternator or starter installed by the vehicle manufacturer and subsequently removed for replacement. Used Cores contain salvageable parts which are an important raw material in the remanufacturing process. We obtain most Used Cores by providing credits to our customers for Used Cores sent back to us using our core exchange program. Our customers receive these Used Cores from consumers who deliver a Used Core to obtain credit from our customers upon the purchase of a newly remanufactured alternator or starter. If sufficient Used Cores cannot be obtained from our customers, we will purchase Used Cores from core brokers, who are in the business of buying and selling Used Cores. The Used Cores purchased or sent to us by our customers using the core exchange program, and which have been physically received by us, are part of our on-hand raw material or work-in-process inventory included in long-term core inventory.
“Remanufactured Core” — The Used Core underlying an alternator or starter that has gone through the remanufacturing process and through that process has become part of a newly remanufactured alternator or starter. The remanufacturing process takes a Used Core, breaks it down into its component parts, replaces those components that cannot be reused and reassembles the salvageable components of the Used Core and additional new components into a remanufactured alternator or starter. Remanufactured Cores are included in our on-hand finished goods inventory and in the remanufactured finished good product held for sale at the customers’ locations. Used Cores that have been returned by end-users to customers but have not yet been sent back to us continue to be classified as Remanufactured Cores until they are physically received by us. All Remanufactured Cores are included in our long-term core inventory or in our long-term core inventory deposit.

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
While we have broadened our revenue base by adding new customers, due to the consolidation of the retail market and our strong presence in retail, we continue to derive a substantial portion of our revenue from a small number of major customers. During fiscal 2007, 2006 and 2005, sales to our five largest customers constituted approximately 96%, 96% and 97%, respectively, of our net sales.
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
We recycle nearly all materials in keeping with our focus of positively impacting the environment. All parts, including metal from the Used Cores and corrugated packaging, are recycled.
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
We are substantially dependent upon sales to our major customers. During fiscal 2007, 2006 and 2005, sales to our five largest customers constituted approximately 96%, 96% and 97%, respectively, of our net sales, and sales to our largest customer AutoZone, constituted 64%, 70% and 71%, respectively, of our net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products.
Customer Arrangements; Impact on Working Capital
We have long-term agreements with substantially all of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. An agreement with one customer grants the customer the right to terminate the agreement at any time for any reason. Our contracts with major customers expire at various dates ranging from December 2007 through December 2012.
These longer-term agreements strengthen our customer relationships and business base. The increased demand for product that we have recently experienced has caused a significant increase in our inventories, accounts payable and personnel. Customer demands that we purchase their Remanufactured Core inventory have also been a significant and an additional strain on our available working capital. The marketing and other allowances we typically grant our customers in connection with our new or expanded customer relationships adversely impact the near-term revenues, profitability and associated cash flows from these arrangements. However, we believe the investment we make in these new or expanded customer relationships will improve our overall liquidity and cash flow from operations over time.
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
Under this agreement, we purchased approximately $19,980,000 of the customer’s Remanufactured Core inventory by issuing credits to the customer in that amount on August 31, 2006. In establishing the related long-term core inventory deposit, we valued these Remanufactured Cores at $11,918,000 based on the then current cost of long-term core inventory. The resulting $8,062,000 reduction in the carrying value of these Remanufactured Cores reduced our net sales for the fiscal year ended March 31, 2007 by the same amount. If our relationship with this customer is terminated, the customer is obligated to purchase any unreturned Remanufactured or Used Cores from us for cash either immediately or over a period of time as that customer liquidates its inventory. The amount of the payment is based upon the contractual per Remanufactured Core price. This contractual price exceeds the value used to establish the long-term core inventory deposit. As of March 31, 2007, the long-term core inventory deposit balance related to this agreement was approximately $19,629,000. Long-term core inventory deposit related to this August 31, 2006, transaction has not changed, but the total balance in the account has increased due to an additional subsequent Remanufactured Core purchases.
In March 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of March 31, 2007, approximately $5,613,000 of credits remains to be issued. The customer is obligated to purchase any unreturned Remanufactured or Used Cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term core inventory deposit account for the value of the Remanufactured Core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated Remanufactured Core inventory value. As of March 31, 2007, the long-term core inventory deposit balance related to this agreement was approximately $1,938,000. We regularly review the long-term core inventory deposit account using the same asset valuation methodologies we use to value our unreturned Remanufactured Core inventory.
In July 2006, we entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. As of March 31, 2007, approximately $855,000 of credits remained to be issued under the agreement. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement. On May 22, 2007, this agreement was amended to eliminate our obligation to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory, and the customer refunded approximately $95,000 in accounts receivable credits previously issued.
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
Company Operations
Production Process. Our remanufacturing process begins with the receipt of used alternators and starters, commonly known as “Used Cores”, from our customers or core brokers. The Used Cores are evaluated for inventory control purposes and then sorted by part number. Each Used Core is completely disassembled into its fundamental components. The components are cleaned in a process that employs customized equipment and cleaning materials in accordance with the required specifications of the particular component. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. Non-salvageable components of the Used Core are sold as scrap.
After the cleaning process is complete, the salvageable components of the Used Core are inspected and tested as prescribed by our ISO TS 16949 approved quality control program, which is implemented throughout the production process. (ISO TS 16949 is an internationally recognized, world class, automotive quality system.) Upon passage of all tests, which are monitored by designated quality control personnel, all the component parts are assembled in a work cell into a finished product. Inspection and testing are conducted at multiple stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Finished products are either stored in our warehouse facility or packaged for immediate shipment. To maximize remanufacturing efficiency, we store component parts ready for assembly in our warehousing facilities. Our management information systems, including hardware and software, facilitate the remanufacturing process from Used Cores to finished products.
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
Offshore Remanufacturing. The majority of our remanufacturing operations are now conducted at our remanufacturing facilities in Tijuana, Mexico and Malaysia. We also operate a shipping and receiving warehouse and testing facility in Singapore. These foreign operations have quality control standards similar or identical to those currently implemented at our remanufacturing facilities in Torrance, California. Our foreign operations are growing in importance as we take advantage of lower production costs, and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. In fiscal 2007, 2006 and 2005, our foreign operations produced approximately 64%, 32% and 15%, respectively, of our total production. Used Core receipt, sorting and storage and finished goods storage and distribution are currently performed at our facility in Torrance. We continue to transition the bulk of our remanufacturing, warehousing and shipping/receiving operations currently conducted in Torrance to our facilities in Mexico.
Used Cores and Other Raw Materials. The majority of our Used Cores are obtained from customers using our core exchange program. The core exchange program consists of the following steps:
•	Our customers purchase from us a remanufactured unit to be sold to their consumer.

•	Our customers offer their consumers a credit to exchange their used unit (Used Core) at the time the consumer purchases a remanufactured unit.

•	We, in turn, offer our customers a credit to send us these Used Cores. The credit reduces our accounts receivable.
Our customers are not obligated to send us all the Used Cores exchanged by their consumers. We have historically purchased approximately 15% to 20% of our Used Cores in the open market from core brokers who specialize in buying and selling Used Cores. Although the open market is not a primary source of Used Cores, it does offer us a supplemental source for maintaining stock balances, so that we can continue to meet our raw material demands. Not all Used Cores are reusable. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced. Although the yield rates depend upon both the product and customer specifications, our overall average yield rates are about 85%, meaning we use about 117 Used Cores to provide sufficient salvageable components to complete 100 remanufactured products. During the fiscal year ended March 31, 2007, we purchased approximately 28% of our Used Cores from core brokers. This increase in broker purchases was necessary to accommodate our offshore operations and the new business we obtained.
The price of a finished product sold to our customers is generally comprised of an amount for remanufacturing (“unit value”) and an amount separately invoiced for the Remanufactured Core included in the product (“Remanufactured Core charge”). The Remanufactured Core charge is equal to the credit we offer to induce the customer to use our core exchange program and send back the Used Cores to replenish the raw materials we need to produce additional finished goods. In accordance with our net-of-core-value revenue recognition policy, at the time a sale is recorded, we only recognize as revenue the unit value of the finished product. We also record as long-term core inventory the cost of Remanufactured Cores included in the finished goods that are shipped to customers and that we expect to be sent back to us as part of the core exchange program. During fiscal 2007, 2006 and 2005, approximately 96%, 93% and 96%, respectively, of the Remanufactured Cores we shipped as part of finished goods were replaced by similar Used Cores sent back to us under our core exchange program and resulting in the issuance of credits equal to the related Remanufactured Core value.
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
The ability to obtain Used Cores, materials and components of the types and quantities we need is essential to our ability to meet demand.
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
Our sales are concentrated among a few major customers. During fiscal 2007, sales to our five largest customers constituted 96% of our net sales, and sales to our largest customer constituted 64% of our net sales. Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of any of our major customers. The loss or significant decline of sales to any of our major customers would reduce our net income and adversely affect our operating results.
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
Because we receive Used Cores, a critical remanufacturing component, through customer returns and we offer marketing allowances and other incentives that impact revenue recognition, the accounting for our operations is more complex than that for many businesses the same size or larger. Approximately three years ago, the SEC commenced a review of our previously-filed financial statements. As we responded to the SEC’s questions, we undertook a comprehensive review of a number of our critical accounting policies, including several of our revenue recognition policies. This review resulted in the restatement of a number of our previously-issued annual and quarterly reports and required that we commit a significant level of management time and incur a significant level of professional fees. While we believe the SEC has completed this review, we have received no assurance in this regard. Our reported operating results could be subject to future accounting policy changes as a result of the SEC’s review of our public reports. In May 2007, the SEC contacted us and indicated they were conducting a review of the accounting principles applied by public companies that use Used Cores acquired from customers in the production of their finished goods. We are cooperating with the SEC as their general review of these accounting issues proceeds. In addition, during the course of the preparation and review of our interim financial statements for the three and six months ended September 30, 2006, errors were identified in our application of generally accepted accounting principles. The correction of these errors required us to restate previously issued financial statements. In connection with our evaluation of our compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the current fiscal year, we have determined that there are material weaknesses in our internal controls over financial reporting.
Interruptions or delays in obtaining component parts could impair our business and adversely affect our operating results.
In our remanufacturing processes, we obtain Used Cores, primarily through customer returns, and component parts from third-party manufacturers. Historically, the level of Used Core returns from customers together with purchases from core brokers have provided us with an adequate supply of this key component. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities would be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. In fiscal 2007, we received 22% of our raw materials from a single supplier. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.
Increases in the market prices of key component raw materials could negatively impact our profitability.
In light of the long-term, continuous pressure on pricing which we have experienced from our major customers, we may not be able to recoup the higher prices which raw materials, particularly aluminum and copper, may command in the market-place. We believe the impact of higher raw material prices, which is outside our control, is mitigated to some extent because we recover a substantial portion of our raw materials from Used Cores returned to us by our customers. However, we are unable to determine what adverse impact, if any, sustained raw material price increases may have on our profitability.
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
We have experienced significant variations in our quarterly results of operations. These fluctuations have resulted from many factors, including shifting customer demands, shifts in the demand and pricing for our products and general economic conditions, including changes in prevailing interest rates. Our gross profit percentage fluctuates due to numerous factors, some of which are outside our control. These factors include the timing and level of marketing allowances provided to our customers, differences between the level of projected sales to a particular customer and the actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, fluctuations in the level of Used Core returns during the period and general market and competitive conditions.
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
Number of securities
remaining available for
future
issuance under equity
			Weighted-average	compensation plans
	Number of securities to be		exercise	(excluding
	issued upon exercise of		price of outstanding	securities reflected in
	outstanding options,		options warrants and	column
Plan Category	warrants and rights		rights	(a)
Equity compensation plans approved by securities holders	1,688,067	(1)	$8.29	187,766	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,688,067		$8.29	187,766

(1)	Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, Director’s Plan, 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

(2)	Consists of options available for issuance under our 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

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

Indexed Returns — Based upon historical performance, the following table displays the results of $100 invested at the close of business on March 31, 2002 in the common stock of each of the comparison groups and assumes reinvestment of dividends:
ZACKS TOTAL RETURN ANNUAL COMPARISON
5 YEAR CUMULATIVE TOTAL RETURN SUMMARY
Through March 31, 2007

		2002	2003	2004	2005	2006	2007
MPA	Return%		(50.55)	271.11	31.15	21.92	7.49
	Cum $	$100.00	$49.45	$183.51	$240.68	$293.44	$315.41
NASDAQ	Return%		(26.98)	49.38	0.85	18.01	4.17
	Cum $	$100.00	$73.02	$109.08	$110.00	$129.82	$135.23
Peer Group	Return%		(28.01)	43.21	5.75	2.12	21.12
	Cum $	$100.00	$71.99	$103.10	$109.02	$111.34	$134.85
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

	Fiscal Year Ended March 31,
Income Statement Data	2007	2006	2005	2004	2003
Net sales	$136,323,000	$108,397,000	$96,719,000	$80,349,000	$83,969,000
Operating income (loss)	(2,475,000)	6,298,000	13,438,000	9,232,000	7,521,000
Net income (loss)	$(4,956,000)	$2,085,000	$7,281,000	$5,400,000	$10,994,000
Basic net income (loss) per share	$(0.59)	$0.25	$0.89	$0.67	$1.38

Diluted net income (loss) per share	$(0.59)	$0.25	$0.85	$0.64	$1.29

	March 31,
Balance Sheet Data	2007	2006	2005	2004	2003
Total assets	$131,986,000	$101,136,000	$85,647,000	$62,150,000	$57,604,000
Working capital	(26,746,000)	12,851,000	17,328,000	19,212,000	9,107,000
Line of credit	22,800,000	6,300,000	—	3,000,000	9,932,000
Capital lease obligations — less current portion	3,629,000	4,857,000	938,000	1,247,000	209,000
Shareholders’ equity	$47,828,000	$51,595,000	$48,670,000	$40,834,000	$35,775,000

Working capital has been adjusted for the reclassification of core inventory as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Critical Accounting Policies, Inventory , page 21.
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, our ability to renew the contract with our largest customer that is scheduled to expire in August 2008 and the terms of any such renewal, the increasing demands on our working capital, including the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures, the material weaknesses in our internal controls over financial reporting, the SEC’s review of our previously filed public reports, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
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
Overall during fiscal 2007, our net sales reached historic highs. Net sales increased by 25.8%. This metric has been affected positively by a one time catch up of sales of product previously shipped under our terminated POS arrangement. If the sales associated with the POS termination are not taken into account, net sales are up by 14.9%
A significant portion of this sales growth is supported by long-term agreements with our customers. During fiscal 2007, we began shipping to a large new customer, amended our agreement with our largest customer to end the prior POS agreement and purchase a portion of their on-hand Remanufactured Cores, and broadened our agreement with our large OE customer. While these longer-term agreements strengthen our customer relationships and improve our overall business base, they require a substantial amount of working capital to meet ramped-up production demands, purchase Used Core inventory and provide marketing and other allowances that are often front-loaded and significantly reduce the near-term gross profit and the associated cash flow from these new or expanded arrangements. We evaluate new business opportunities by looking at the returns over a 3 to 5 year period. If the anticipated returns meet our threshold levels, we will pursue the new business.
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
Our remanufacturing operations require that we acquire Used Cores, a necessary raw material, from our customers and offer our customers marketing and other allowances that impact revenue recognition. These elements of our business give rise to accounting issues that are more complex than many businesses our size or larger. In addition, the relevant accounting standards and issues continue to evolve. As a result, certain of our previously issued financial statements have been restated to reflect changes in our application of generally accepted accounting principles.
Inventory
Non-core Inventory
Non-core Inventory is comprised of non-core raw materials, the non-core value of work-in-process and the non-core value of finished goods. Used Cores, the Used Core value of work-in-process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described later in this note.
Non-core Inventory is stated at the lower of cost or market. The cost of non-core inventory approximates average historical purchase prices paid, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:
Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw material on hand. The average is updated quarterly. This average cost is the basis for allocation of materials to finished goods during the production process.
Non-core work in process is in various stages of production, is on average 50% complete and is valued at 50% of the cost of a finished good. Non-core work in process inventory historically comprises less than 3% of the total inventory balance.
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage and expense them as period costs as required in Financial Accounting Standards Board (FASB) Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). For the year ended March 31, 2007, costs of approximately $216,000 were considered abnormal and thus excluded from the cost calculation.
We provide an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory remaining on-hand, and a forecast of potential use of the inventory. We review inventory on a monthly basis to identify excess quantities and part numbers that are experiencing a reduction in demand. In general, part numbers with quantities representing a one to three-year supply are partially reserved for at rates based upon management’s judgment and consistent with historical rates. Any part numbers with quantities representing more than a three-year supply are reserved for at a rate that considers possible scrap and liquidation values and may be as high as 100% if no liquidation market exists for the part.
The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for our product or in management’s judgment of the impact of market changes on our ability to sell or liquidate potentially excess or obsolete inventory.
We apply the guidance provided by the Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor ( EITF 02-16 ), by recording vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.
Inventory Unreturned
Inventory Unreturned represents our estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that we expect to be returned, under our general right of return policy, after the balance sheet date. The balance includes only the added unit value of a finished goods (as previously mentioned, all cores are classified separately as long term assets). The return rate is calculated based on expected returns within a normal operating cycle, which is one year. Hence, the related amounts are classified in current assets.
Inventory unreturned is valued in the same manner as our finished goods inventory.
Long-term Core Inventory
Long-term core inventory consists of:
•	Used Cores purchased from core brokers and held in inventory at our facilities,

•	Used Cores returned by our customers and held in inventory at our facilities,

•	Used Cores expected to be returned by our customers and held at their locations, Used Cores that have been returned by end-users to customers but have not yet been returned to us are classified as Remanufactured Cores until they are physically received by us.

•	Remanufactured Cores held in finished goods inventory at our facilities; and

•	Remanufactured Cores held at the customers locations as a part of the finished goods sold to the customer. For these Remanufactured Cores, we expect the finished good containing the Remanufactured Core to be returned under our general right of return policy or a similar Used Core to be returned to us by the customer, in each case, for credit.
Long-term core inventory is recorded at average historical purchase price determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchases are made in arms length transactions.
Long—term core inventory recorded at average purchase price is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. We must purchase these Used Cores from core brokers because our customers do not have a sufficient supply of these newer Used Cores available for the core exchange program.
Approximately 15% to 25% of the Used Core units are obtained in these core broker transactions and are valued based on average purchase price. The average purchase price of the Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to our core exchange program.
Long-term core inventory is recorded at the lower of cost or market value. In the absence of sufficient recent purchases, we use core broker price lists to assess whether Used Core cost exceeds Used Core market value on an item by item basis. The primary reason for the insufficient recent purchases is that we obtain most of our Used Core inventory from the customer core exchange program.

In the fourth quarter of fiscal 2007, we reclassified all of our core inventories to a long-term asset account. The determination of the long-term classification was based on our view that the value of the cores are not consumed or realized in cash during our normal operating cycle, which is one year for most of the cores recorded in inventory. According to ARB 43, current assets are defined as “assets or other resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” We do not believe that core inventories, which we classify as long-term, are consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect the core inventories to be consumed, and thus realize cash, until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.
However, historically for approximately 4.5% of finished goods sold, our customer will not send us a Used Core to obtain the credit we offer under our core exchange program. Therefore, based on our historical estimate, we derecognize the core value for these finished goods upon sale, as we believe they have been consumed and we have realized cash.
We realize cash for only the core exchange program shortfall of approximately 4.5%. This shortfall represents the historical difference between the number of finished goods shipped to customers and the number of Used Cores returned to us by customers. We do not realize cash for the remaining portion of the cores because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect to realize cash for the remaining portion of these cores until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.
For these reasons, we concluded that it is more appropriate to classify core inventory as a long-term asset.
Long-term Core Inventory Deposit
The long-term core inventory deposit account represents the value of Remanufactured Cores we have purchased from customers, which are held by the customers and remain on the customers’ premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The credits against the customer’s receivable are based upon the Remanufactured Core purchase price previously established with the customer. At the same time, we record the long-term core inventory deposit for the Remanufactured Cores purchased at its cost, determined as noted under Long-term Core Inventory. The long-term core inventory deposit is stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current cost, determined as noted under Long-term Core Inventory. The difference between the credit granted and the cost of the long-term core inventory deposit is treated as a sales allowance reducing revenue as required under EITF 01-9. When the purchases are made over an agreed-upon period, the long-term core inventory deposit is recorded at the same time the credit is issued to the customer for the purchase of the Remanufactured Cores.
At least annually, and as often as quarterly, reconciliations and confirmations are performed to determine that the number of Remanufactured Cores purchased, but retained at the customer’s premises, remains sufficient to support the amounts recorded in the long-term core inventory deposit account. At the same time, the mix of Remanufactured Cores is reviewed to determine that the aggregate value of Remanufactured Cores in the account has not changed during the reporting period. The Company evaluates the cost of Remanufactured Cores supporting the aggregate long-term core inventory deposit account each quarter. If the Company identifies any permanent reduction in either the number or the aggregate value of the Remanufactured Core inventory mix held at the customer location, the Company will record a reduction in the long-term core inventory deposit account for that period.
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
Revenue Recognition; Net-of-Core-Value Basis
The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and for the value added by remanufacturing (“unit value”). The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, more than 90% of the remanufactured alternators and starters we sell to customers are replaced by similar Used Cores sent back for credit by customers under our core exchange program. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the Remanufactured Core value as revenue when the finished products are sold. We generally limit the number of Used Cores sent back under the core exchange program to the number of similar Remanufactured Cores previously shipped to each customer.
Revenue Recognition and Deferral — Core Revenue
Full price Remanufactured Cores: When we ship a product, we invoice certain customers for the Remanufactured Core portion of the product at full Remanufactured Core sales price but do not recognize revenue for the Remanufactured Core value at that time. For these Remanufactured Cores, we recognize revenue based upon an estimate of the rate at which our customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under our core exchange program.
Nominal price Remanufactured Cores: We invoice other customers for the Remanufactured Core portion of product shipped at a nominal Remanufactured Core price. Unlike the full price Remanufactured Cores, we only recognize revenue from Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when we believe that we have met all the following criteria under SAB 104:
•	we have a signed agreement with the customer covering the nominally priced Remanufactured Cores not expected to be sent back, and the agreement must specify the number of Remanufactured Cores our customer will pay cash for in lieu of sending back a similar Used Core under our core exchange program and the basis on which the nominally priced Remanufactured Cores are to be valued (normally the average price per Remanufactured Core stipulated in the agreement).

•	the contractual date for reconciling our records and customer’s records of the number of nominally priced Remanufactured Cores not expected to be replaced by similar Used Cores sent back under our core exchange program must be in the current or a prior period.

•	the reconciliation must be completed and agreed to by the customer

•	the amount must be billed to the customer.
Deferral of Remanufactured Core Revenue. As noted previously, we have in the past and may in the future agree to buy-back Remanufactured Cores from certain customers. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-

9. As a result of the increasing level of Remanufactured Core buybacks, we have now decided to defer core revenue from these customers until there is no expectation that sales allowances associated with Remanufactured Core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. During the year ended March 31, 2007, $1,575,000 of such Remanufactured Core revenues was deferred. No Remanufactured Core revenues were deferred in prior periods.
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
In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating the impact of FAS No. 157 on our consolidated financial position and results of operations.
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
We are obligated to file a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants by July 31, 2007 and to cause the registration statement to become effective no later than the 150th day following May 23, 2007. If we miss either of these deadlines, we are obligated to pay the purchasers of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate proceeds from this private placement, and an additional 1% for each subsequent month these deadlines are not met, until the partial liquidated damages paid equals 19% of such aggregate proceeds. Any payments made under this registration rights agreement will reduce additional paid-in-capital.
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

Fiscal 2007 compared to Fiscal 2006
     Net Sales. Gross sales in fiscal 2007 increased by approximately $55,836,000 or 37.9% primarily due to the sale of products previously shipped on a POS basis totaling $19,795,000 and higher sales to our new and existing customers. This increase was partially offset by the $8,062,000 write-down of the long-term core inventory deposit we established in connection with the termination of the POS arrangement that reduced net sales by a comparable amount. Our gross sales increase was further offset by an $8,849,000 increase in marketing allowances from $18,620,000 for fiscal 2006 to $27,469,000 for fiscal 2007. This increase was primarily due to marketing allowances we provided to new customers during fiscal 2007. In general, a disproportionate percentage of marketing allowances for new customers are front-loaded. Marketing allowances as a percentage of sales including the net sales impact from the termination of the POS arrangement, increased marginally by 0.9% for fiscal 2007 compare to fiscal 2006. Customer returns (which also reduce gross sales) increased by $6,697,000 from $28,156,000 for fiscal 2006 to $34,853,000 for fiscal 2007. As a percentage of sales including the net sales impact from the termination of the POS arrangement, customer returns decreased 2.0% for fiscal 2007 compared to fiscal 2006 primarily due to a reduction in warranty return rates. As a result of these factors, net sales for fiscal 2007 increased $27,926,000, or 25.8%, to $136,323,000 over the net sales for fiscal 2006 of $108,397,000.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased from 76.6% for fiscal 2006 to 84.4% for fiscal 2007 resulting in a corresponding decrease in our gross profit percentage to 15.6% in fiscal 2007 from 23.4% in fiscal 2006. The $8,062,000 sales incentive associated with the write-down of the long-term core inventory deposit noted above, the increase in marketing allowances associated with new business and the customer returns and adjustments discussed in the preceding paragraph reduced our gross profit percentage for fiscal 2007 by 11.6%. Each of these charges reduced net sales for fiscal 2007, but did not impact the cost of goods sold. The lower per unit manufacturing costs resulted from improvements in manufacturing efficiencies at our Mexican facility when compared to fiscal 2006. This impact is expected to continue until we fully reflect the lower remanufacturing costs of the Mexican and Malaysian facilities.
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
Fiscal 2006 compared to Fiscal 2005
     Net Sales. Gross sales in fiscal 2006 increased by approximately $24,179,000 or 18.2% primarily due to the ramp up in sales to one of the largest automobile manufacturers that distributes our products directly to the professional installer market. Gross sales also increased due to an increase of $2,295,000 in revenue from unreturned Remanufactured Cores and an increase in royalty income of $281,000. The stock adjustment and other returns which offset gross sales increased $1,238,000 due primarily to the increase in gross sales in fiscal 2006 over fiscal 2005. For fiscal 2006 and 2005, we recorded a reduction in gross sales of $18,620,000 and $11,996,000 respectively attributable to discounts and allowances. The increase of $6,624,000 or 55.2% in fiscal 2006 over fiscal 2005 included $4,094,000 of front loaded marketing allowances we provided for new business from several of our customers. The remainder of the increase in discounts and allowances was due to the impact of increased unit sales on existing discount programs and additional short term discounts that we provided to respond to continuing competitive pressures. As a result of these factors, net sales for fiscal 2006 increased $11,678,000 or 12.1% to $108,397,000 over the net sales for fiscal 2005 of $96,719,000.
     Cost of Goods Sold. Cost of goods sold as a percentage of net sales increased to 76.6% in fiscal 2006 from 70.4% in fiscal 2005 causing a decrease in the gross profit percentage to 23.4% in fiscal 2006 from 29.6% in fiscal 2005. Approximately 4.3% of the decrease in the gross profit percentage resulted from the $6,624,000 increase in discounts and allowances, which reduce reported sales but do not impact the cost of goods associated with those sales. In addition, facility start-up costs of $699,000 related to our new production location in Tijuana, Mexico and our new distribution center in Nashville, Tennessee contributed to this decrease. These decreases were partially offset by higher unreturned Remanufactured Core revenue, which has a higher margin than unit sales, and higher royalty income, which has no associated cost of sales.
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
Liquidity and Capital Resources
During the last three fiscal years, we financed our operations either through the use of our bank credit facility, the receivable discount programs we have with banks for two of our customers and a capital financing sale-leaseback transaction with our bank. Our working capital needs have increased significantly in light of Remanufactured Core inventory purchases, ramped up production demands and related higher inventory levels and increased marketing allowances associated with our new or expanded business. During the last four fiscal years, our tax payments were significantly reduced through the utilization of our net operating loss carry forwards. As a result of our fiscal 2007 loss, we now have a net operating loss carry forward of approximately $1,921,000 that can be used to reduce future tax payments. To respond to our growing working capital needs and strengthen our financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000.
We believe the proceeds from our recent private placement together with amounts available under our amended bank credit facility, cash flows from operations and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next year. Based upon our current projections we expect to generate cash flow from operations during the current fiscal year. We cannot provide assurance in this regard, however.
Working Capital and Net Cash Flow
At March 31, 2007, we had negative working capital of $26,746,000, a ratio of current assets to current liabilities of 0.7:1, and cash and cash equivalents of $349,000, which compares to working capital of $12,851,000, a ratio of current assets to current liabilities of 1.3:1, and cash and cash equivalents of $400,000 at March 31, 2006. Working capital decreased primarily due to the decrease in trade receivables of $11,643,000 resulting from the increased marketing allowances we provided to secure new business and accruals for customer finished good returns, an increase in trade accounts payable and accrued liabilities of $21,718,000, an increase in our line of credit of $16,500,000. These decreases in working capital were partially offset by an increase in unreturned finished goods inventory of $2,938,000 that resulted from increased unit sales and an increase in income tax receivable and deferred income tax assets of $2,629,000.
Net cash used in operating activities was $9,313,000 for fiscal 2007 compared to $11,454,000 for fiscal 2006. The most significant changes in operating activities for fiscal 2007 were the the decrease in accounts receivable of $11,538,000 and the increase in accounts payable and accrued liabilities of $21,702,000. The decrease in accounts receivable was primarily related to increase in marketing allowances provided to customers and the timing of customer Used Core returns. The increase in accounts payable was primarily due to lengthening of payment terms with suppliers. In fiscal 2007, we extended payment terms on our accounts payable as far as we can reasonably expect to, and we believe the additional capital available from our private placement will reduce the need to put a comparable strain on our supplier relationships in the future. These changes in operating activities were partly offset by the increase in deferred tax assets of $3,444,000, the increase in unreturned finished goods inventory of $2,938,000, the increase in our long-term core inventory of $8,670,000 and the increase in our long-term core inventory deposit of $20,791,000. The increase in unreturned finished goods inventory as well as long-term core inventory was due primarily to increased product sales. The increase in long-term core inventory deposits was due primarily to the termination of the POS agreement and the related Remanufactured Core buy back with our largest customer. (See discussion under Part I, Item 1. Business, “Multi-Year Inventory Transactions”, on page 5.)
Net cash used in investing activities totaled $6,004,000 in fiscal 2007. These investing activities were primarily related to the capital expenditures of $5,887,000 during this period predominantly spent in conjunction with our new manufacturing facility in Mexico. We expect to continue to use cash in investing activities during fiscal 2008.
Net cash provided by financing activities was $15,328,000 in fiscal 2007 primarily as a result of additional draw-downs under our bank line of credit. These funds were primarily used to purchase customers’ Remanufactured Core inventories and establish the related long-term core inventory deposits, make a final payment of $3,910,000 in connection with the recently-terminated POS arrangement with our largest customer that was made in April 2006 and to purchase property, plant and equipment.
Capital Resources
Private Placement
On May 23, 2007, we completed the private placement of 3,641,909 shares of our common stock at a price of $11.00 per share and warrants to purchase up to 546,283 shares of our common stock, at an exercise price of $15.00 per share. This private placement resulted in gross proceeds before expenses of $40,061,000 and net proceeds of approximately $36,500,000 that will be used for general corporate purposes. In connection with this private placement, we agreed to file a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants by July 31, 2007 and to cause the registration statement to become effective no later than the 150th day following May 23, 2007. If we miss either of these deadlines, we are obligated to pay the purchasers of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate proceeds from this private placement, and an additional 1% for each subsequent month these deadlines are not met, until the partial liquidated damages paid equals 19% of such aggregate proceeds. Any payments made under this registration rights agreement will reduce additional paid-in-capital.
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
In November 2006, the bank credit agreement was further amended to eliminate the impact of the $8,062,000 reduction in the carrying value of our long-term core inventory deposit account discussed in Note G of our consolidated financial statements included in this Form 10-K for the purposes of determining our compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
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
In addition, in conjunction with the June 2007 waiver, the bank credit agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core inventory deposit account for purposes of determining our compliance with the fixed charge coverage ratio and the leverage ratio. The effective date of the amendment for the fixed charge coverage ratio was March 31, 2007.
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
Multi-year Vendor Agreements
We have long-term agreements with substantially all of our major customers. Under these agreements, which typically have initial terms of at least four years with certain customers, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. Our contracts with major customers expire at various dates ranging from December 2007 through December 2012.
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
Under this agreement, we purchased approximately $19,980,000 of the customer’s Remanufactured Core inventory by issuing credits to the customer in that amount on August 31, 2006. To establish the related long-term core inventory deposit, we valued this Remanufactured Core inventory using the same asset valuation methodologies we use to value our long-term core inventory. The resulting $8,062,000 reduction in the carrying value of this asset reduced our net sales for the fiscal year ended March 31, 2007 by the same amount. If our relationship with this customer is terminated, the customer is obligated to purchase any unreturned Remanufactured Cores from us for cash either immediately or over a period of time as that customer liquidates the inventory. The amount of the payment is based upon the contractual per Remanufactured Core price. This contractual price exceeds the Remanufactured Core value used to establish the long-term core inventory deposit. As of March 31, 2007, the long-term core inventory deposit balance related to this agreement was approximately $19,629,000. Long-term core inventory deposit related to this August 31, 2006, transaction has not changed, but the total balance in the account has increased due to an additional subsequent Remanufactured Core purchases.
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
In March 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of March 31, 2007, approximately $5,613,000 of credits remains to be issued. The customer is obligated to purchase the Remanufactured Cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term asset account for the value of the Remanufactured Core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated Used Core inventory value. As of March 31, 2007, the long-term asset account was approximately $1,938,000. We regularly review the long-term core inventory deposit account using the same asset valuation methodologies we use to value our long-term core inventory.
In July 2006, we entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. As of March 31, 2007, approximately $855,000 of credits remains to be issued under the agreement. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement. On May 22, 2007, the agreement was amended to eliminate our obligation to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory and the customer refunded approximately $95,000 in accounts receivable credits previously issued.
The longer-term agreements strengthen our customer relationships and business base. However, they also result in a continuing concentration of our revenue sources among a few key customers and require a significant increase in our use of working capital to build inventory and increase production. This increased production caused significant increases in our inventories, accounts payable and employee base and customer demands that we purchase their Remanufactured Core inventory has been a significant strain on our available capital. In addition, the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships adversely impact the near-term revenues and associated cash flows from these arrangements. However, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
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
Core Purchase Obligations represent our obligations to issue credits to two large and several smaller customers for the acquisition of the customers’ Remanufactured Core inventory.
Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for supply agreements to provide products over a defined period.
Customs Duties
We received a request for information dated April 16, 2007 from the U.S. Bureau of Customs and Border Protection (“CBP”) in regards to our importation of products remanufactured at our Malaysian facilities. In response to the CBP’s request, we began an internal review, with the assistance of customs counsel, of our custom duties procedures. During this review process, we identified a potential exposure related to the omission of certain cost elements in the appraised value of used alternators and starters, which were remanufactured in Malaysia and returned to the United States since June 2002.
We also provided a prior disclosure letter dated June 5, 2007 to the customs authorities in order to provide more time to complete its internal review process. This prior disclosure letter also provides us with the opportunity to self report any underpayment of customs duties in prior years which could reduce financial penalties, if any, imposed by the CBP.
We have until November 7, 2007 to respond to the CBP with the final results of its internal review findings. We currently believes the dutiable value of the shipments reported to the CBP was appropriate. If the CBP does not agree with the results of our review process, we would be required to pay additional duties to the CBP and could also be assessed interest charges and penalties. These amounts, if assessed, could be material to the our financial statements.
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
Management assessed the effectiveness of our internal control over financial reporting as of March 31, 2007. In making this assessment, management used the framework set forth in the report Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.
Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2007 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting”. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.
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
Attestation Report of the Registered Public Accounting Firm.
The report of the independent registered public accounting firm on page 67 is incorporated herein by reference.
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

						Change in
						Nonqualified
						Deferred	All Other
Name and Principal	Fiscal			Stock	Option	Compensation	Compensation
Position	Year	Salary	Bonus	Awards	Awards(1)	Earnings	(2)	Total
Selwyn Joffe Chairman of the Board, President and CEO	2007	$524,000	$500,100	$—	$821,026	$—	$73,110	$1,918,236

Mervyn McCulloch Chief Financial Officer	2007	$245,616	$50,100	$—	$79,768	$—	$24,021	$399,505

Michael Umansky Vice President, Secretary and General Counsel	2007	$401,616	$50,100	$—	$81,215	$—	$47,086	$580,017

Douglas Schooner Vice President, Global Manufacturing Operations	2007	$186,615	$60,100	$—	$67,762	$—	$48,698	$363,175

Thomas Stricker Vice President, Sales	2007	$186,615	$60,100	$—	$67,762	$—	$18,495	$332,972

(1)	Option award amounts represent the executive’s portion of our reported stock compensation expense for fiscal 2007 in accordance with FAS 123R. Please refer to footnote C and R of the notes to our audited consolidated financial statements included in Part IV of this Form 10-K for discussion of the relevant assumptions to determine the option award value at the grant date. No awards were forfeited as of March 31, 2007.

(2)	The following chart is a summary of the items that are included in the “All Other Compensation” totals:

				Deferred
				Compensation
			401K	Plan
	Automobile	Health Insurance	Employer’s	Employer’s
	Expenses	Premiums	Contribution	Contributions	Other	Total
Selwyn Joffe	$21,692	$35,475	$313	$15,630	$—	$73,110

Mervyn McCulloch	$4,384	$18,868	$769	$—	$—	$24,021

Michael Umansky	$10,385	$28,369	$1,405	$6,927	$—	$47,086

Douglas Schooner	$4,385	$40,548	$—	$3,765	$—	$48,698

Thomas Stricker	$4,385	$14,110	$—	$—	$—	$18,495

2007 Grants of Plan-Based Awards
The following table sets forth information regarding grants of plan-based awards to named executive officers for the fiscal year ended March 31, 2007.

			All Other
		All Other	Option
		Stock	Awards:
		Awards:	Number of
		Number of	Securities	Exercise or Base	Grant Date Fair
		Shares of	Underlying	Price of Option	Value of Option
Name	Grant Date	Stock	Options	Awards	Awards
Selwyn Joffe	8/30/2006	—	250,000 (1)	$12.00	$1,405,000	(3)

Mervyn McCulloch	8/30/2006	—	20,000 (2)	$12.00	$109,699	(3)

Michael Umansky	8/30/2006	—	20,000 (2)	$12.00	$109,699	(3)

Douglas Schooner	8/30/2006	—	20,000 (2)	$12.00	$109,699	(3)

Thomas Stricker	8/30/2006	—	20,000 (2)	$12.00	$109,699	(3)

(1)	The options were granted pursuant to our. Long Term Equity Incentive Plan. The shares subject to the option vest 3/10th on grant date, 3/10th on each of the next two anniversary dates, with the remaining 1/10th on the third anniversary from grant date. The option has a ten-year term from the date of grant, subject to earlier expiration if the executive’s employment terminates.

(2)	The options were granted pursuant to our Long Term Equity Incentive Plan. The shares subject to the option vest in three equal installments beginning on the date of grant. The option has a ten-year term from the date of grant, subject to earlier expiration if the executive’s employment terminates.

(3)	Represents the full fair value of options granted during fiscal 2007 at date of grant under our 2003 Long Term Equity Incentive Plan. Please refer to footnote C and R of the notes to the audited consolidated financial statements for discussion of the relevant assumptions to determine the option award value at the grant date. No awards were forfeited as of March 31, 2007.

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

				Before Change of
				Control:
				Voluntary		After Change of
				Termination by Mr.		Control:
				Joffe for Good		Voluntary
	Termination by			Reason or		Termination by
	Company for			Termination by	Change in	Mr. Joffe for Good
Benefit	Cause (1)	Death (2)	Disability (3)	Company w/o Cause (4)	Control	Reason (5)
Salary Continuation	$—	$—	$—	$1,084,000	$—	$542,000
Bonus	$500,000	$500,000	$500,000	$1,000,000	$—	$500,000
Stock Options (6)	$—	$770,374	$770,374	$770,374	$—	$770,374
Healthcare	$—	$—	$24,000	$48,000	$—	$24,000
Transaction Fee (7)	$—	$—	$—	$—	$—	$—
Sale Bonus (8)	$—	$—	$—	$—	$2,184,000	$—
Automobile Allowance (9)	$—	$—	$—	$36,000	$—	$18,000
Accrued Vacation Payments	$72,000	$72,000	$72,000	$144,000	$—	$72,000

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and benefits owing to him through the day of his termination.

(2)	Mr. Joffe’s employment term will end on the date of his death. Upon such event, Mr. Joffe’s estate will be entitled to receive his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and accrued but unused vacation time, owing to Mr. Joffe through the date of his death. In addition, Mr. Joffe’s estate will assume Mr. Joffe’s rights under the 1994 Stock Option Plan and the related rights under the employment agreement.

(3)	If during the employment term, Mr. Joffe becomes disabled and is terminated by us, Mr. Joffe will be entitled to receive his accrued salary, bonus, and transaction fees (as described in footnote 7), if any, and benefits owing to Mr. Joffe through the date of termination. In addition, Mr. Joffe will be entitled to receive the benefits payable pursuant to a disability insurance policy, which we pay Mr. Joffe $24,000 annually to be used by Mr. Joffe to purchase same for his benefit.

(4)	Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive his base salary, his average bonus earned for the two years immediately preceding his termination, accrued vacation, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7). The payments are to be paid to Mr. Joffe until March 31, 2009.

(5)	If a change in control occurs, Mr. Joffe will have the right to voluntarily terminate the employment agreement with effect on or after the one year anniversary of the change in control upon giving at least 90 days prior written notice. Upon Mr. Joffe’s voluntary termination, one year after the change in control occurs, he will be entitled to receive for one year after his termination date, his base salary, his average bonus earned for the two years immediately preceding his termination, accrued vacation payments, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7).

(6)	Upon the termination of the employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any options which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such option. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all options which were not fully vested at March 31, 2007.

(7)	In the event that one or more proposed transactions occur during the term of Mr. Joffe’s employment agreement, Mr. Joffe will be entitled to receive a transaction fee, as additional compensation with respect to each proposed transaction. We will pay Mr. Joffe a transaction fee upon the closing of a proposed transaction in an amount equal to 1% of the “total consideration”. Since no transaction fee was accrued as of March 31, 2007 and there were no proposed transactions on which to estimate a 1% fee as of March 31, 2007, zero amounts were entered.

(8)	Upon a change in control, Mr. Joffe will be entitled to receive a sale bonus equal to the sum of (i) two times Mr. Joffe’s salary, plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the change in control occurs. The sale bonus will be paid to Mr. Joffe in a lump sum on the closing date of the change in control transaction. If Mr. Joffe terminates his employment after this change of control, he will also be entitled to the compensation and other benefits described in footnote 5 above.

(9)	Mr. Joffe is entitled to receive an automobile allowance until March 31, 2009 in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.
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
If we terminate an Employee’s employment for any reason other than death, disability, retirement, involuntary termination or termination for good reason, any Incentive Award outstanding at the time and all rights there under will terminate, and unless otherwise established by the Committee, no further vesting shall occur and the participant shall be entitled to exercise his or her rights (if any) with respect to the portion of the Incentive Award vested as of the date of termination for a period of 30 calendar days after such termination date; provided, however, that if an Employee is terminated for cause, this employee’s right to exercise his or her rights (if any) with respect to the vested portion of his or her Incentive Award shall terminate as of the date of termination of employment. In the event of termination for death, disability, retirement, or in connection with a change in control, an Incentive Award may be only exercised as provided in an individual’s Incentive agreement, or as determined by the Committee.
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
The basis for payment of Performance Units or Performance Shares for a given performance period shall be the achievement of those financial and non-financial performance objectives determined by the Committee at the beginning of the performance period. If minimum performance is not achieved for a performance period, no payment shall be made and all contingent rights shall cease. If minimum performance is achieved or exceeded, the value of a Performance Unit or Performance Share shall be based on the degree to which actual performance exceeded the pre-established minimum performance standards, as determined by the Committee. The amount of payment shall be determined by multiplying the number of Performance Units or Performance Shares granted at the beginning of the performance period by the final Performance Unit or Performance Share value. Payments shall be made, in the discretion of the Compensation Committee, solely in cash or Common Stock, or a combination of cash and Compensation Common Stock, following the close of the applicable performance period.
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
Amendment and Termination. The Board of Directors may from time to time amend, and the Board of Directors may terminate, the Non-Employee Director Incentive Plan, provided that no such action shall modify the number of options granted to a non-employee director or change the terms of any option grants, in each case as summarized in the preceding discussion, or adversely affect option rights already granted there under without the consent of the impacted non-employee director. In addition, no amendment may be made without the approval of our shareholders if shareholder approval is necessary in order to comply with applicable law.

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

	Amount and Nature of
Name and Address of Beneficial Shareholder	Beneficial Ownership(1)	Percent of Class
Mel Marks(2)	1,739,639	14.5%
Third Point LLC (3)	1,150,000	9.4%
Costa Brava Partnership III L.P.(4)	982,608	8.2%
Midwood Capital Management LLC(5)	738,726	6.1%
Selwyn Joffe(6)	664,750	5.2%
Philip Gay(7)	28,000	*
Rudolph Borneo(8)	28,000	*
Irv Siegel(9)	3,000	*
Mervyn McCulloch(10)	15,000	*
Douglas Schooner(11)	50,667	*
Thomas Stricker(12)	43,917	*
Michael Umansky(13)	23,334	*
Directors and executive officers as a group — 9 persons(14)	2,596,307	20.1%

*	Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)	Includes 6,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan.

(3)	Includes 150,000 shares issuance upon the exercise of currently exercisable warrants. Based on a Schedule 13G filed with the SEC on May 29, 2007. Daniel S. Loeb as the chief executive officer of Third Point LLC, which is the investment manager of Third Point Offshore Fund, Ltd., has the power to vote and dispose of the shares of our common stock held of record by Third Point LLC and Third Point Offshore Fund, Ltd. The business address of each of Third Point LLC and Mr. Loeb is 390 Park Avenue, New York, NY 10022. The business address of Third Point Offshore Fund, Ltd. is c/o Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands, British West Indies.

(4)	Includes 13,650 shares issuance upon the exercise of currently exercisable warrants. Based on a Schedule 13G/A filed with the SEC on December 22, 2006. Seth W. Hamot as the president of Roark, Rearden & Hamot LLP, which is the general partner of Costa Brava Partnership III L.P., has the power to vote and dispose of the shares of our common stock held of record by Costa Brava Partnership III L.P. The business address of each of Costa Brava Partnership II L.P., Seth W. Hamot and Roark, Rearden & Hamot, LLC is 420 Boylston Street, Boston, MA 02116.

(5)	Includes 13,649 shares issuance upon the exercise of currently exercisable warrants. Based on a Schedule 13D/A filed with the SEC on May 23, 2007. Midwood Capital Partners, LLC is the sole general partner of Midwood Capital Partners, L.P., the record holder of 262,937 shares of our common stock and Midwood Capital Partners QP, L.P., the record holder of 334,045 shares of our common stock. David E. Cohen and Ross D. DeMont as manager of Midwood Capital Partners, LLC have the power to vote and dispose of the shares of our common stock held by these entities. The business address of each of Midwood Capital Partners, LLC and Messrs. Cohen and DeMont is 575 Boylston Street, 4th Floor, Boston, MA 02116.

(6)	Represents 30,000 shares issuable upon exercise of options exercisable under the 1996 Stock Option Plan (the “1996 Stock Option Plan”); 255,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan and 375,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan exercisable within 60 days of June 27, 2007.

(7)	Represents 28,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(8)	Represents 28,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(9)	Represents 3,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(10)	Includes 15,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(11)	Includes 24,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 26,667 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(12)	Includes 17,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 26,667 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(13)	Includes 23,334 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(14)	Includes 302,500 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 30,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 466,668 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; and 59,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.
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

PART IV
Item 15. Exhibits, Financial Statement Schedules.
     a. Documents filed as part of this report:
          (1) Index to Consolidated Financial Statements:
          (2) Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1
          (3) Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement.”)

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”)

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”)

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”)

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s Common Stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s Common Stock Purchase Warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

Number	Description of Exhibit	Method of Filing

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	1997 Form 10-K. Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Warrant to Purchase Common Stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

10.6	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.7	Form of Employment Agreement dated February 14, 2003 by and between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 10.42 to the 2003 10-K.

10.8	Letter Agreement dated July 17, 2002 by and between the Company and Houlihan Lokey Howard & Zukin Capital.	Incorporated by reference to Exhibit 10.43 to the 2003 10-K.

10.9	Second Amendment to Lease dated March 15, 2002 between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.10	Separation Agreement and Release, dated February 14, 2003, between the Company and Anthony Souza	Incorporated by reference to Exhibit 10.45 to the 2003 10-K.

10.11	Employment Agreement, dated April 1, 2003 between the Company and Charles Yeagley.	Incorporated by reference to Exhibit 10.46 to the 2003 10-K.

Number	Description of Exhibit	Method of Filing

10.12	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.47 to the 2003 10-K.

10.13	Form of Agreement, dated June 5, 2002, by and between the Company and Sun Trust Bank.	Incorporated by reference to Exhibit 10.38 to the 2002 10-K.

10.14	Credit Agreement, dated May 28, 2004, between the Company and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the “2004 10-K”).

10.15*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company.	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.16	Employment Agreement, dated November 1, 2003, between the Company and Bill Laughlin.	Incorporated by reference to Exhibit 10.16 to the 2004 10-K.

10.17	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.18	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California.	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.19	Stock Purchase Agreement, dated February 28, 2001 between the Company and Mel Marks.	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 29, 2001.

10.20	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.21	Amendment No. 1 to Employment Agreement, dated April 19, 2004, between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2005.

10.22	Third Amendment to Credit Agreement dated as of April 10, 2006 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 24, 2006

10.23	Revolving Note dated as of April 10, 2006 executed by Motorcar Parts of America, Inc. and Union Bank of California. N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on April 24, 2006

10.24	Settlement Agreement and Mutual Release, Secured Promissory Note and Stock Pledge Agreement all dated June 26, 2006, between the Company and Mr. Richard Marks	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on June 28, 2006

10.25	Fourth Amendment to Credit Agreement dated as of August 8, 2006 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 16, 2006

10.26	Revolving Note dated as of August 8, 2006 executed by Motorcar Parts of America, Inc. and Union Bank of California. N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 16, 2006

10.27*	Amendment No. 3 to Pay-On-Scan Addendum dated August 22, 2006 between AutoZone Parts, Inc. and the Company.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006

10.28*	Amendment No. 1 to Vendor Agreement dated August 22, 2006 between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006

10.29	Lease Agreement Amendment dated October 12, 2006 between the Company and Beatrix Flourie Geffroy.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006

Number	Description of Exhibit	Method of Filing

10.30	Fifth Amendment to Credit Agreement dated as of November 10, 2006 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 11, 2006

10.31	Third Amendment to Lease Agreement as of November 20, 2006 between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006

10.32	Amendment No. 2 to Employment Agreement between the Company and Selwyn Joffe.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on December 7, 2006.

10.33	Sixth Amendment to Credit Agreement dated as of March 21, 2007 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 29, 2007.

10.34	Side letter regarding Credit Agreement dated March 21, 2007 between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on March 29, 2007.

10.35	Non-revolving Note dated March 21, 2007 executed by Motorcar Parts of America, Inc. in favor of Union Bank of California, N.A	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on March 29, 2007.

10.36	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 18, 2007.

10.37	Seventh Amendment to Credit Agreement dated as of June 27, 2007 between Motorcar Parts of America, Inc. and Union Bank of California, N.A	Filed herewith.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 10-K.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 10-K.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.	Filed herewith.

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.	Filed herewith

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.
Dated: October 19, 2007	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	October 19, 2007

/s/ Mervyn McCulloch Mervyn McCulloch	Chief Financial Officer (Principal Financial and Accounting Officer)	October 19, 2007

/s/ Mel Marks Mel Marks	Director	October 19, 2007

/s/ Rudolph Borneo Rudolph Borneo	Director	October 19, 2007

/s/ Philip Gay Philip Gay	Director	October 19, 2007

/s/ Irv Siegel Irv Siegel	Director	October 19, 2007

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
As discussed in Note B to the consolidated financial statements, the Company adopted SFAS 123R, "Accounting for Share-Based Compensation (revised)”, using the modified prospective transition method as of April 1, 2006.
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
As described in Note U, the Company has disclosed a possible underpayment of duties payable to the U.S. Customs and Border Protection.
/s/ GRANT THORNTON LLP
Irvine, California
June 28, 2007 (except for
Note U as to which the date
is October 15, 2007)

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2007	2006
ASSETS
Current assets:
Cash	$349,000	$400,000
Short term investments	859,000	660,000
Accounts receivable — net	2,259,000	13,902,000
Non-core Inventory— net	32,260,000	31,525,000
Inventory unreturned	3,886,000	948,000
Income tax receivable	1,670,000	—
Deferred income tax asset	6,768,000	5,809,000
Prepaid expenses and other current assets	1,873,000	918,000

Total current assets	49,924,000	54,162,000
Plant and equipment — net	16,051,000	12,164,000
Long-term core inventory	42,076,000	33,579,000
Long-term core inventory deposit	21,617,000	826,000
Deferred income tax asset	1,817,000	—
Other assets	501,000	405,000

TOTAL ASSETS	$131,986,000	$101,136,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,756,000	$21,882,000
Accrued liabilities	1,292,000	1,587,000
Accrued salaries and wages	2,780,000	2,267,000
Accrued workers’ compensation claims	3,972,000	3,346,000
Income tax payable	285,000	1,021,000
Line of credit	22,800,000	6,300,000
Deferred compensation	859,000	495,000
Deferred income	133,000	133,000
Other current liabilities	225,000	988,000
Credit due customer	—	1,793,000
Current portion of capital lease obligations	1,568,000	1,499,000

Total current liabilities	76,670,000	41,311,000
Deferred income, less current portion	255,000	388,000
Deferred income tax liability	—	562,000
Deferred core revenue	1,575,000	—
Deferred gain on sale-leaseback	1,859,000	2,377,000
Other liabilities	170,000	46,000
Capitalized lease obligations, less current portion	3,629,000	4,857,000

Total liabilities	84,158,000	49,541,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 8,373,122 and 8,316,105 shares issued and outstanding at March 31, 2007 and 2006, respectively	84,000	83,000
Additional paid-in capital	56,241,000	54,326,000
Shareholder note receivable	(682,000)	—
Accumulated other comprehensive income	40,000	85,000
Accumulated deficit	(7,855,000)	(2,899,000)

Total shareholders’ equity	47,828,000	51,595,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$131,986,000	$101,136,000

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

					Accumulated
			Additional	Shareholder	Other
	Common Stock		Paid-in	Note	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Capital	Receivable	Income (Loss)	Deficit	Total	Income
Balance at March 31, 2004	8,085,955	$81,000	$53,096,000	$—	$(78,000)	$(12,265,000)	$40,834,000
Exercise of options	98,000	1,000	290,000	—	—	—	291,000
Tax benefit from employee stock options exercised	—	—	241,000	—	—	—	241,000
Unrealized gain on investments	—	—	—	—	17,000	—	17,000	17,000
Foreign currency translation	—	—	—	—	6,000	—	6,000	6,000
Net Income	—	—	—	—	—	7,281,000	7,281,000	7,281,000

Comprehensive Income								$7,304,000

Balance at March 31, 2005	8,183,955	82,000	53,627,000	—	(55,000)	(4,984,000)	48,670,000
Exercise of options	132,150	1,000	285,000	—	—	—	286,000
Tax benefit from employee stock options exercised	—	—	414,000	—	—	—	414,000
Unrealized gain on investments	—	—	—	—	76,000	—	76,000	$76,000
Foreign currency translation	—	—	—	—	64,000	—	64,000	64,000
Net Income	—	—	—	—	—	2,085,000	2,085,000	2,085,000

Comprehensive Income								$2,225,000

Balance at March 31, 2006	8,316,105	83,000	54,326,000	—	85,000	(2,899,000)	51,595,000
Exercise of options	57,017	1,000	293,000	—	—	—	294,000
Tax benefit from employee stock options exercised	—	—	172,000	—	—	—	172,000
Impact of tax benefit on APIC pool	—	—	(107,000)	—	—	—	(107,000)
Compensation recognized under employee stock plans	—	—	1,557,000	—	—	—	1,557,000
Shareholder note receivable	—	—	—	(682,000)	—	—	(682,000)
Unrealized gain on investments	—	—	—	—	82,000	—	82,000	$82,000
Foreign currency translation	—	—	—	—	(127,000)	—	(127,000)	(127,000)
Net Income	—	—	—	—	—	(4,956,000)	(4,956,000)	(4,956,000)

Comprehensive Income								$(5,001,000)

Balance at March 31, 2007	8,373,122	$84,000	$56,241,000	$(682,000)	$40,000	$(7,855,000)	$47,828,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Year Ended March 31,

	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$(4,956,000)	$2,085,000	$7,281,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,323,000	2,180,000	1,932,000
Amortization of deferred gain on sale-leaseback	(518,000)	(218,000)	—
Provision for (recovery of) inventory reserves	379,000	(173,000)	304,000
Provision for (recovery of) customer payment discrepancies	(71,000)	1,360,000	(62,000)
Provision for (recovery of) doubtful accounts	175,000	9,000	20,000
Deferred income taxes	(3,444,000)	612,000	3,305,000
Share-based compensation expense	1,557,000	—	—
Impact of tax benefit on APIC pool	107,000	—	—
Shareholder note receivable	(682,000)	—	—
Loss on disposal of assets	—	—	6,000
Changes in assets and liabilities:
Accounts receivable	11,538,000	(359,000)	(3,588,000)
Non-core Inventory	(936,000)	(9,215,000)	(12,962,000)
Income tax receivable	(1,668,000)	—	172,000
Inventory unreturned	(2,938,000)	(371,000)	(506,000)
Prepaid expenses and other current assets	(949,000)	447,000	(180,000)
Other assets	(97,000)	(332,000)	(130,000)
Accounts payable and accrued liabilities	21,702,000	8,750,000	4,029,000
Income tax payable	(738,000)	(16,000)	792,000
Deferred compensation	364,000	121,000	191,000
Deferred income	(133,000)	(133,000)	554,000
Credit due customer	(1,793,000)	(10,750,000)	12,543,000
Deferred core revenue	1,575,000	—	—
Long-term core inventory	(8,670,000)	(6,396,000)	(9,521,000)
Long-term core inventory deposits	(20,791,000)	(759,000)	(67,000)
Other current liabilities	(649,000)	1,704,000	93,000

Net cash (used in) provided by operating activities	(9,313,000)	(11,454,000)	4,206,000

Cash flows from investing activities:
Purchase of property, plant and equipment	(5,887,000)	(4,372,000)	(2,549,000)
Proceeds from sale-leaseback transaction	—	4,110,000	—
Change in short term investments	(117,000)	(157,000)	(199,000)

Net cash used in investing activities	(6,004,000)	(419,000)	(2,748,000)

Cash flows from financing activities:
Borrowings under line of credit	50,636,000	21,331,000	2,000,000
Repayments under line of credit	(34,136,000)	(15,031,000)	(5,000,000)
Net payments on capital lease obligations	(1,531,000)	(1,002,000)	(411,000)
Exercise of stock options	294,000	286,000	291,000
Excess tax benefit from employee stock options exercised	172,000	414,000	241,000
Impact of tax benefit on APIC pool	(107,000)	—	—

Net cash (used in) provided by financing activities	15,328,000	5,998,000	(2,879,000)

Effect of exchange rate changes on cash	(62,000)	64,000	2,000

Net decrease in cash and cash equivalents	(51,000)	(5,811,000)	(1,419,000)
Cash and cash equivalents — Beginning of period	400,000	6,211,000	7,630,000

Cash and cash equivalents — End of period	$349,000	$400,000	$6,211,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,807,000	$2,885,000	$1,795,000
Income taxes	1,995,000	30,000	59,000
Non-cash investing and financing activities:
Property acquired under capital lease	$371,000	$5,675,000	$109,000
The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
for the years ended March 31, 2007, 2006 and 2005
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
The Company obtains used alternators and starters, commonly known as Used Cores, primarily from its customers (retailers) as trade-ins. It also purchases Used Cores from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These Used Cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Singapore and Malaysia. In addition, the Company has a warehouse distribution facility in Nashville, Tennessee and utilizes third party warehouse distribution centers in Fairfield, New Jersey and Springfield, Oregon.
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

The Company has two separate agreements executed with two customers and their factors. Under these agreements, the Company may sell those receivables at a discount agreed upon at the time the receivables are sold. (See Note J.)

4.	Inventory
Non-core Inventory
Non-core Inventory is comprised of non-core raw materials, the non-core value of work-in-process and the non-core value of finished goods. Used Cores, the Used Core value of work-in-process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described later in this note.

Non-core Inventory is stated at the lower of cost or market. The cost of non-core inventory approximates average historical purchase prices paid, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:

Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw material on hand. The average is updated quarterly. This average cost is a standard in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

Non-core work in process is in various stages of production, is on average 50% complete and is valued at 50% of the cost of a finished good. Non-core work in process inventory historically comprises less than 3% of the total inventory balance.

Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses them as period costs as required in Financial Accounting Standards Board (FASB) Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4 (FAS 151). For the year ended March 31, 2007, costs of approximately $216,000 were considered abnormal and thus excluded from the cost calculation.

The Company provides an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory remaining on-hand, and a forecast of potential use of the inventory. The Company reviews inventory on a monthly basis to identify excess quantities and part numbers that are experiencing a reduction in demand. In general, part numbers with quantities representing a one to three-year supply are partially reserved for at rates based upon management’s judgment and consistent with historical rates. Any part numbers with quantities representing more than a three-year supply are reserved for at a rate that considers possible scrap and liquidation values and may be as high as 100% if no liquidation market exists for the part.

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s product or in management’s judgment of the impact of market changes on its ability to sell or liquidate potentially excess or obsolete inventory.

The Company applies the guidance provided by the Emerging Issues Task Force Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor ( EITF 02-16 ), by recording vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory Unreturned represents our estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that the Company expects to be returned after the balance sheet date. The balance includes only the added unit value of a finished goods (as previously mentioned, all cores are classified separately as long term assets). The return rate is calculated based on expected returns within a normal operating cycle, which is one year. Hence, the related amounts are classified in current assets.

Inventory unreturned is valued in the same manner as our finished goods inventory.

Long-term Core Inventory

Long-term core inventory consists of:
•	Used Cores purchased from core brokers and held in inventory at the Company facilities,

•	Used Cores returned by the Company’s customers and held in inventory at the Company’s facilities,

•	Used Cores expected to be returned by the Company’s customers and held at their locations, Used Cores that have been returned by end-users to customers but have not yet been returned to the Company are classified as Remanufactured Cores until they are physically received by the Company.

•	Remanufactured Cores held in finished goods inventory at the Company’s facilities; and

•	Remanufactured Cores held at the customers locations as a part of the finished goods sold to the customer. For these Remanufactured Cores, The Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, in each case, for credit.
Long-term core inventory is recorded at average historical purchase price determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchases are made in arms length transactions.

Long-term core inventory recorded at average purchase price is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. The Company must purchase these Used Cores from core brokers because its customers do not have a sufficient supply of these newer Used Cores available for the core exchange program.

Approximately 15% to 25% of the Used Core units are obtained in these core broker transactions and are valued based on average purchase price. The average purchase price of the Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to the core exchange program.

Inventory is recorded at the lower of cost or market value. In the absence of sufficient recent purchases, the Company uses core broker price lists to assess whether Used Core cost exceeds Used Core market value on an item by item basis. The primary reason for the insufficient recent purchases is that the Company obtains most of its Used Core inventory from the customer core exchange program.

In the fourth quarter of fiscal 2007, we reclassified all of our core inventories to a long-term asset account. The determination of the long-term classification was based on our view that the value of the cores are not consumed or realized in cash during our normal operating cycle, which is one year for most of the cores recorded in inventory. According to ARB 43, current assets are defined as “assets or other resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” We do not believe that core inventories, which we classify as long-term, are consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect the core inventories to be consumed, and thus realize cash, until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.

However, historically for approximately 4.5% of finished goods sold, our customer will not send us a Used Core to obtain the credit we offer under our core exchange program. Therefore, based on our historical estimate, we derecognize the core value for these finished goods upon sale, as we believe they have been consumed and we have realized cash.

The Company realizes cash for only the core exchange program shortfall of approximately 4.5%. This shortfall represents the historical difference between the number of finished goods shipped to customers and the number of Used Cores returned to the Company by customers. The Company does not realize cash for the remaining portion of the cores because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. The Company does not expect to realize cash for the remaining portion of these Remanufactured Cores until its relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience.

For these reasons, the Company concluded that it is more appropriate to classify core inventory as a long-term asset.

Long-term Core Inventory Deposit

The long-term core inventory deposit account represents the value of Remanufactured Cores the Company has agreed to purchase from customers, which are held by the customers and remain on the customers’ premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The credits against the customer’s receivable are based upon the Remanufactured Core purchase price previously established with the customer. At the same time, the Company records the long-term core inventory deposit for the Remanufactured Cores purchased at its cost, determined as noted under Long-term Core Inventory. The long-term core inventory deposit is stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current cost, determined as noted under Long-term Core Inventory. The difference between the credit granted and the cost of the long-term core inventory deposit is treated as a sales allowance reducing revenue as required under EITF 01-9. When the purchases are made over an agreed-upon period, the long-term core inventory deposit is recorded at the same time the credit is issued to the customer for the purchase of the Remanufactured Cores.

At least annually, and as often as quarterly, reconciliations and confirmations are performed to determine that the number of Remanufactured Cores purchased, but retained at the customer’s premises, remains sufficient to support the amounts recorded in the long-term core inventory deposit account. At the same time, the mix of Remanufactured Cores is reviewed to determine that the aggregate value of Remanufactured Cores in the account has not changed during the reporting period. The Company evaluates the cost of cores supporting the aggregate long-term core inventory deposit account each quarter. If the Company identifies any permanent reduction in either the number or the aggregate value of the Remanufactured Core inventory mix held at the customer location, the Company will record a reduction in the long-term core inventory deposit account for that period.

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

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. The Company has long-term agreements with all of its major customers which expire at various dates ranging from December 2007 through December 2012. In addition, the Company has certain Remanufactured Core purchase obligations with certain customers that expire at various dates through March 2015. (See Note H and M). Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the future operating results of the Company. Management periodically reviews such forecasts in comparison with actual results and there can be no assurance that such results will be achieved.

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

The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in more than 90% of the remanufactured alternators and starters sold being replaced by similar Used Cores sent back for credit by customers under the Company’s core exchange program. Accordingly, the Company excludes the value of Remanufactured Cores from by applying Statement of Financial Accounting Standards 48, “Revenue Recognition When Right of Return Exists” (“SFAS 48”) by analogy.

When the Company ships a product, it recognizes an obligation to accept a similar Used Core sent back under the core exchange program by recording a contra receivable account based upon the Remanufactured Core price agreed upon by the Company and its customer. Upon receipt of a Used Core, the Company grants the customer a credit based on the Remanufactured Core price billed, and restores the Used Core received to on-hand inventory.

When the Company ships a product, it invoices certain customers for the Remanufactured Core portion of the product at full Remanufactured Core sales price. For these Remanufactured Cores, the Company recognizes core revenue based upon an estimate of the rate at which the Company’s customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the Company’s core exchange program.

In addition, the Company recognizes revenue related to Remanufactured Cores originally sold at a nominal price and not expected to be replaced by a similar Used Core under the core exchange program. Unlike the full price

Remanufactured Cores, the Company only recognizes revenue from Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when the Company believes it has met all the following criteria under SAB 104:
•	the Company has a signed agreement with the customer covering the nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core under the core exchange program, and the agreement must specify the number of Remanufactured Cores its customer will pay cash for in lieu of sending back a similar Used Core and the basis on which the nominally priced Remanufactured Cores are to be valued (normally the average price per Remanufactured Core stipulated in the agreement).

•	the contractual date for reconciling the Company’s records and customer’s records of the number of nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program must be in the current or a prior period.

•	the reconciliation of the nominally priced Remanufactured Cores must be completed and agreed to by the customer.

•	the amount must be billed to the customer.
The Company has made in the past and may make in the future agreements with certain customers to buy-back Remanufactured Cores (See Note H and M). The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. During the year ended March 31, 2007, $1,575,000 of such Remanufactured Core revenues was deferred. No Remanufactured Core revenues were deferred in prior periods.

In May 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement with its largest customer. For POS inventory, revenue was recognized when the customer notified the Company that it had sold a specifically identified product to an end user. POS inventory represents inventory held on consignment at customer locations. This arrangement was discontinued in August 2006. See “Note H-Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer”.

9.	Marketing Allowances

The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See “Note M-Commitments and Contingencies” for a more complete description of all marketing allowances.

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

In response to comments received from the Securities and Exchange Commission resulting from their review of the Company’s March 31, 2007 Form 10K filed on June 29, 2007, certain adjustments have been made in these amended financial statements to classify amounts differently from those reported in the Company’s original filing. Changes in classification were made to certain amounts within the operating cash flows section of the cash flow statement. These changes did not result in changes to total cash flows used in or provided by operating activities, investing activities, or financing activities. Adjustments were also made to properly classify long-term inventory reserves against long-term assets.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements (“FAS No. 157”). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. FAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the impact of FAS No. 157 on its consolidated financial position and results of operations.

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
NOTE E — Accounts Receivable
Included in Accounts receivable — net are significant offset accounts related to customer allowances earned, customer payment discrepancies, in-transit and estimated future unit returns, estimated future credits to be provided for Used Cores returned by the customers and potential bad debts. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the open trade accounts receivable. Accounts receivable — net is comprised of the following at March 31:

	2007	2006
Accounts receivable — trade	$27,299,000	$29,134,000
Allowance for bad debts	(18,000)	(26,000)
Customer allowances earned	(5,003,000)	(1,685,000)
Allowance for customer-payment discrepancies	(823,000)	(1,980,000)
Customer finished goods returns accruals	(9,776,000)	(3,522,000)
Customer core returns accruals	(9,420,000)	(8,019,000)

Less: total accounts receivable offset accounts	(25,040,000)	(15,232,000)

Total accounts receivable — net	$2,259,000	$13,902,000

Note F — Inventory
Non-core inventory, Inventory unreturned, Long-term core inventory, Long-term core inventory deposit is comprised of the following at March 31:

	2007	2006
Non-core inventory
Raw materials	$14,990,000	$8,721,000
Work-in-process	185,000	82,000
Finished goods — POS consignment inventory	—	9,067,000
Finished goods	18,762,000	15,401,000

	33,937,000	33,271,000
Less allowance for excess and obsolete inventory	(1,677,000)	(1,746,000)

Total	$32,260,000	$31,525,000

Inventory unreturned	$3,886,000	$948,000

Long-term core inventory
Used cores held at company’s facilities	$13,797,000	$10,904,000
Used cores expected to be returned by customers	2,482,000	2,001,000
Remanufactured goods held in finished goods	11,921,000	15,695,000
Remanufactured cores held at customers locations	14,292,000	5,222,000

	42,492,000	33,822,000
Less allowance for excess and obsolete inventory	(416,000)	(243,000)

Total	$42,076,000	$33,579,000

Long-term core inventory deposit (See notes H and M)	$21,617,000	$826,000

Note G — Plant and Equipment
Plant and equipment, at cost, are as follows at March 31:

	2007	2006
Machinery and equipment	$23,871,000	$19,756,000
Office equipment and fixtures	5,491,000	5,153,000
Leasehold improvements	5,574,000	3,813,000

	34,936,000	28,722,000
Less accumulated depreciation and amortization	(18,885,000)	(16,558,000)

Total	$16,051,000	$12,164,000

Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $5,201,000 and $3,104,000 at March 31, 2007 and 2006, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.
Note H — Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer
In May 2004, the Company and its largest customer entered into a four-year agreement. Under the significant terms of this agreement, the Company became the primary supplier of import alternators and starters for eight of this customer’s distribution centers and agreed to sell this customer certain products on a “pay-on-scan” (“POS”) basis. Under the significant terms of the POS arrangement, the Company was entitled to receive payment upon the sale of products to end users by the customer. As part of the 2004 agreement, the parties agreed to use reasonable commercial efforts to convert the overall purchasing relationship to a POS arrangement by April 2006, and, if the POS conversion was not fully accomplished by that time, the Company agreed to convert $24,000,000 of this customer’s inventory to a POS arrangement by purchasing this inventory through the issuance of credits of $1,000,000 per month over a 24-month period ending April 2008.
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
Also under the significant terms of this agreement, the Company purchased approximately $19,980,000 of the customer’s Remanufactured Core inventory by issuing credits to the customer in that amount on August 31, 2006. In establishing the related long-term core inventory deposit account, the Company valued these Remanufactured Cores at $11,918,000 based on the then current cost of long-term core inventory. The difference of $8,062,000 was recorded as a sales incentive and accordingly reflected as a reduction of sales for the year ended March 31, 2007. When the relationship between the Company and the customer ends, this agreement calls for the customer to pay the Company for unreturned Remanufactured Cores in cash. This cash payment is based on the contractual value for each unreturned Remanufactured Core. As of March 31, 2007, the long-term core inventory deposit balance related to this agreement was approximately $19,629,000. Long-term core inventory deposit related to this August 31, 2006, transaction has not changed, but the total balance in the account has increased due to an additional subsequent Remanufactured Core purchases.
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
In August 2006, the bank credit agreement was amended to increase the credit availability from $25,000,000 to $35,000,000. On March 23, 2007, the Company further entered into an amendment to its credit agreement with the bank. Under the terms of the March 2007 amendment, the bank agreed to provide the Company a non-revolving loan up to $5,000,000. This non-revolving loan bore interest at the bank’s prime rate and was due on June 15, 2007. At March 31, 2007, no amounts were outstanding. On May 24, 2007, the Company repaid the $5,000,000 utilized subsequent to March 31, 2007 from the proceeds of its private placement of common stock and warrants. (See Note T).
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
In November 2006, the bank credit agreement was further amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core inventory deposit account discussed in Note I for purposes of determining the Company’s compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
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
In addition, in conjunction with the June 2007 waiver, the bank credit agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core inventory deposit account for purposes of determining our compliance with the fixed charge coverage ratio and leverage ratio. The effective date of the amendment for the fixed charge coverage ratio was March 31, 2007.
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
NOTE K — Preferred Stock
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
Commitments to Provide Marketing Allowances under Long-Term Customer Contracts
The Company has long-term agreements with all of its major customers. Under the significant terms of these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. The significant terms of these contracts also typically require that the Company meet ongoing performance, quality and fulfillment requirements, and a certain contract grants the customer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates ranging from December 2007 through December 2012. There are certain Remanufactured Core purchase obligations with certain customers that expire at various dates through March 2015.
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

The Company has also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. Under the significant terms of the largest of these agreements, the Company agreed to acquire Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the Remanufactured Core inventory in customer hands and subject to customer purchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated long-term core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the years ended March 31, 2007 and 2006 were $967,000 and $1,166,000, respectively. As of March 31, 2007 and 2006, the long-term core inventory deposit related to this agreement was approximately $1,938,000 and $826,000, respectively. As of March 31, 2007 and 2006, approximately $5,613,000 and $8,064,000, respectively, of credits remains to be issued under this arrangement.
In the fourth quarter of fiscal 2005, the Company entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. The Company expanded its operations and built-up its inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, the Company also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in the second quarter of fiscal 2007. The remaining $1,800,000 is scheduled to be issued in three annual payments of $600,000 in the second fiscal quarter of each of the fiscal years 2008 to 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that the Company must meet, a requirement that the Company provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.
In July 2006, the Company entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of the significant terms of this agreement, the Company agreed to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. As of March 31, 2007, approximately $855,000 of credits remains to be issued under the agreement. Also under the significant terms of the agreement, certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement. On May 22, 2007, this agreement was amended to eliminate the Company’s obligation to acquire a portion of the customer’s import alternator and starter inventory, and the customer refunded approximately $95,000 in accounts receivable credits previously issued.
In addition, during the year ended March 31, 2007, the Company charged approximately $494,000 against revenues under the significant terms of the agreements with certain traditional customers. As of March 31, 2007, approximately $1,594,000 of credits remains to be issued under these agreements.
The following table presents the customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2008	$2,821,000
2009	2,759,000
2010	2,136,000

2011	251,000
2012	95,000
Thereafter	—

Total Remanufactured Core purchase obligations	$8,062,000

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
NOTE N — Major Customers and Suppliers
The Company’s five largest customers accounted for the following total percentage of net sales and accounts receivable for the fiscal years ended March 31:

Sales	2007	2006	2005
Customer A	64%	70%	71%
Customer B	10%	10%	3%
Customer C	9%	11%	13%
Customer D	8%	—%	—%
Customer E	6%	5%	10%

Accounts Receivable	2007	2006
Customer A	31%	60%
Customer B	9%	10%
Customer C	5%	6%
Customer D	28%	—%
Customer E	17%	19%
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
A summary of changes in the status of non-vested stock options during the fiscal year ended March 31, 2007 is presented below.

	Number of	Grant Weighted Average Date
	Shares	Fair Value
Non-vested at March 31, 2006	291,202	$3.16
Granted	411,500	$5.59
Vested	(272,917)	$4.31
Cancelled or Forfeited	(12,367)	$3.18

Non-vested at March 31, 2007	417,418	$4.80

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
NOTE T — Subsequent Events
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
The Company is obligated to file a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants by July 31, 2007 and to cause the registration statement to become effective no later than the 150th days following May 23, 2007. If the Company misses either of these deadlines, it is obligated to pay the purchasers of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate proceeds from this private placement, and an additional 1% for each subsequent month these deadlines are not met, until the partial liquidated damages paid equals 19% of such aggregate proceeds. Any payments made under this registration rights agreement will reduce additional paid-in-capital.
NOTE U — Customs Duties
The Company received a request for information dated April 16, 2007 from the U.S. Bureau of Customs and Border Protection (“CBP”) in regards to the Company’s importation of products remanufactured at the Company’s Malaysian facilities. In response to the CBP’s request, the Company began an internal review, with the assistance of customs counsel, of its custom duties procedures. During this review process, the Company identified a potential exposure related to the omission of certain cost elements in the appraised value of used alternators and starters, which were remanufactured in Malaysia and returned to the United States since June 2002.
The Company also provided a prior disclosure letter dated June 5, 2007 to the customs authorities in order to provide more time to complete its internal review process. This prior disclosure letter also provides the Company the opportunity to self report any underpayment of customs duties in prior years which could reduce financial penalties, if any, imposed by the CBP.
The Company has until November 7, 2007 to respond to the CBP with the final results of its internal review findings. The Company currently believes the dutiable value of the shipments reported to the CBP was appropriate. If the CBP does not agree with the results of the Company’s review process, the Company would be required to pay additional duties to the CBP and could also be assessed interest charges and penalties. These amounts, if assessed, could be material to the Company’s financial statements.
NOTE V — Unaudited Quarterly Financial Data
The unaudited quarterly financial data for the first quarter of fiscal 2007 has been restated to correct an error which occurred when the Company failed to recognize the impact of entering into a settlement agreement with Richard Marks, which required the creation of a shareholder note receivable during the first quarter “See Note R”. Recording the shareholder note receivable reduced the general and administrative expense in the three month period ended June 30, 2006 and created an offsetting reduction in shareholders’ equity.
The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2007, including the restated numbers for the first quarter of fiscal 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(Restated)
Net sales	27,424,000	44,165,000	33,334,000	31,400,000
Cost of goods sold	20,258,000	39,218,000	27,479,000	28,085,000

Gross profit	7,166,000	4,947,000	5,855,000	3,315,000
Total operating expenses, as reported	4,393,000	6,573,000	5,949,000	7,525,000
Reimbursement of indemnification costs on settlement	(682,000)	—	—	—

Total operating expenses, as restated	3,711,000	6,573,000	5,949,000	7,525,000

Operating income (loss)	3,455,000	(1,626,000)	(94,000)	(4,210,000)
Interest expense — net	822,000	1,315,000	1,883,000	1,893,000
Income tax expense (benefit), as reported	782,000	(1,179,000)	151,000	(3,459,000)
Reimbursement of indemnification costs on settlement	273,000	—	—	—

Income tax expense (benefit), as restated	1,055,000	(1,179,000)	151,000	(3,459,000)

Net income (loss), as reported	1,169,000	(1,762,000)	(2,128,000)	(2,644,000)
Reimbursement of indemnification costs on settlement	409,000	—	—	—

Net income (loss), as restated	$1,578,000	$(1,762,000)	$(2,128,000)	$(2,644,000)

Basic net income (loss) per share, as previously reported	$0.14	$(0.21)	$(0.25)	$(0.32)
Basic net income (loss) per share from adjustment	0.05	—	—	—

Basic net income (loss) per share, as restated	$0.19	$(0.21)	$(0.25)	$(0.32)

Diluted net income (loss) per share, as previously reported	$0.14	$(0.21)	$(0.25)	$(0.32)
Diluted net income (loss) per share from adjustment	0.05	—	—	—

Diluted net income (loss) per share, as restated	$0.19	$(0.21)	$(0.25)	$(0.32)

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	20,321,000	29,776,000	30,154,000	28,146,000
Cost of goods sold	17,798,000	21,231,000	23,358,000	20,605,000

Gross profit	2,523,000	8,545,000	6,796,000	7,541,000
Total operating expenses	5,189,000	5,086,000	3,912,000	4,920,000

Operating income (loss)	(2,666,000)	3,459,000	2,884,000	2,621,000
Interest expense — net	548,000	654,000	958,000	794,000
Income tax expense (benefit)	(1,250,000)	1,126,000	776,000	607,000

Net income (loss)	$(1,964,000)	$1,679,000	$1,150,000	$1,220,000

Basic net income (loss) per share	$(0.24)	$0.20	$0.14	$0.15

Diluted net income (loss) per share	$(0.24)	$0.19	$0.13	$0.14

Schedule II — Valuation and Qualifying Accounts
Accounts Receivable — Allowance for doubtful accounts

			Charge to
		Balance at	(recovery of)		Balance at
Year Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	written off	period
2007	Allowance for doubtful accounts	$26,000	$175,000	$183,000	$18,000
2006	Allowance for doubtful accounts	$20,000	$9,000	$3,000	$26,000
2005	Allowance for doubtful accounts	$14,000	$20,000	$14,000	$20,000
Accounts Receivable — Allowance for customer-payment discrepancies

			Charge to
		Balance at	(recovery of)		Balance at
Year Ended		beginning of	customer payment	Amounts	end of
March 31,	Description	period	discrepancies	Processed	period
2007	Allowance for customer-payment discrepancies	$1,980,000	$(71,000)	$1,086,000)	$823,000
2006	Allowance for customer-payment discrepancies	$584,000	$1,360,000	$(36,000)	$1,980,000
2005	Allowance for customer-payment discrepancies	$973,000	$(62,000)	$327,000	$584,000
Inventory — Allowance for excess and obsolete inventory

			Provision for
		Balance at	(recovery of)		Balance at
Year Ended		beginning of	excess and obsolete	Amounts	end of
March 31,	Description	period	inventory	Written off	period
2007	Allowance for excess and obsolete inventory	$1,989,000	$379,000	$275,000	$2,093,000
2006	Allowance for excess and obsolete inventory	$2,392,000	$(173,000)	$230,000	$1,989,000
2005	Allowance for excess and obsolete inventory	$2,637,000	$304,000	$549,000	$2,392,000

S-1