Form 10-Q/A
period 2007-06-30
MOTORCAR PARTS  AMERICA INC
filed 2007-10-19
CIK 918251

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
Yes ☐      No ☑
There were 12,062,280 shares of Common Stock outstanding at October 18, 2007.

MOTORCAR PARTS OF AMERICA, INC.
EXPLANATORY NOTE
This Form 10-Q/A amends our report on Form 10-Q for the period ended June 30, 2007 to restate our unaudited consolidated financial statements for the three months ended June 30, 2007 and 2006. We are filing this Amendment in response to a comment letter received from the SEC in connection with its review of our registration statement on Form S-1 (File No. 333-144887) and to add additional disclosure regarding a potential duty claim that might be asserted by the U.S. Bureau of Customs (Note M).
We have included as exhibits to this Amendment new certifications of our principal executive officer and principal financial officer.
Except as described above, no attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q. Accordingly, this Form 10-Q/A, including the financial statements and notes thereto included herein, generally do not reflect events occurring after the date of the original filing of the Form 10-Q or modify or update those disclosures affected by subsequent events. Consequently, all other information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 9, 2007. For a description of subsequent events, this Form 10-Q/A should be read in conjunction with our filings made subsequent to the filing of the original Form 10-Q, including the Company’s Current Reports on Form 8-K filed since August 9, 2007.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	June 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash	$2,049,000	$349,000
Short term investments	921,000	859,000
Accounts receivable — net	6,410,000	2,259,000
Non-core Inventory— net	27,272,000	32,260,000
Inventory unreturned	2,936,000	3,886,000
Income tax receivable	292,000	1,670,000
Deferred income tax asset	6,906,000	6,768,000
Prepaid expenses and other current assets	1,447,000	1,873,000

Total current assets	48,233,000	49,924,000
Plant and equipment — net	16,153,000	16,051,000
Long-term core inventory	42,351,000	42,076,000
Long-term core inventory deposit	21,800,000	21,617,000
Deferred income tax asset	1,817,000	1,817,000
Other assets	515,000	501,000

TOTAL ASSETS	$130,869,000	$131,986,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,139,000	$42,756,000
Accrued liabilities	202,000	1,292,000
Accrued salaries and wages	2,682,000	2,780,000
Accrued workers’ compensation claims	3,611,000	3,972,000
Income tax payable	106,000	285,000
Line of credit	—	22,800,000
Deferred compensation	921,000	859,000
Deferred income	133,000	133,000
Other current liabilities	197,000	225,000
Current portion of capital lease obligations	1,589,000	1,568,000

Total current liabilities	36,580,000	76,670,000
Deferred income, less current portion	222,000	255,000
Deferred core revenue	1,858,000	1,575,000
Deferred gain on sale-leaseback	1,729,000	1,859,000
Other liabilities	188,000	170,000
Capitalized lease obligations, less current portion	3,226,000	3,629,000

Total liabilities	43,803,000	84,158,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,026,731 and 8,373,122 shares issued and outstanding at June 30, 2007 and March 31, 2007, respectively	120,000	84,000
Additional paid-in capital	91,641,000	56,241,000
Additional paid-in capital-warrant	2,040,000	—
Shareholder note receivable	(682,000)	(682,000)
Accumulated other comprehensive income	210,000	40,000
Accumulated deficit	(6,263,000)	(7,855,000)

Total shareholders’ equity	87,066,000	47,828,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$130,869,000	$131,986,000

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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$1,592,000	$1,578,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	608,000	649,000
Amortization of deferred gain on sale-leaseback	(130,000)	(129,000)
Provision for (recovery of) inventory reserves	514,000	196,000
Provision (recovery) of doubtful accounts	178,000	(14,000)
Provision for (recovery of) customer payment discrepancies	235,000	(806,000)
Deferred income taxes	(138,000)	191,000
Share-based compensation expense	278,000	115,000
Impact of tax benefit on APIC pool	(49,000)	(28,000)
Shareholder note receivable	—	(682,000)
Changes in current assets and liabilities:
Accounts receivable	(4,564,000)	975,000
Due from customer	—	(2,005,000)
Non-core inventory	4,721,000	(6,023,000)
Inventory unreturned	950,000	(632,000)
Income tax receivable	1,378,000	—
Prepaid expenses and other current assets	435,000	(830,000)
Other assets	(10,000)	(18,000)
Accounts payable and accrued liabilities	(17,183,000)	3,004,000
Income tax payable	(182,000)	37,000
Deferred compensation	62,000	26,000
Deferred income	(33,000)	(33,000)
Credit due customer	—	(1,793,000)
Deferred core revenue	283,000	—
Long-term core inventory	(523,000)	—
Long-term core inventory deposit	(183,000)	(195,000)
Other current liabilities	(12,000)	(722,000)

Net cash used in operating activities	(11,773,000)	(7,139,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(595,000)	(1,278,000)
Change in short term investments	(27,000)	(21,000)

Net cash used in investing activities	(622,000)	(1,299,000)
Cash flows from financing activities:
Borrowings under line of credit	14,400,000	12,500,000
Repayments under line of credit	(37,200,000)	(3,900,000)
Net payments on capital lease obligations	(382,000)	(310,000)
Exercise of stock options	37,000	57,000
Excess tax benefit from employee stock options exercised	47,000	—
Proceeds from issuance of common stock	40,061,000	—

	Three Months Ended
	June 30,
	2007	2006
Stock issuance costs	(2,947,000)	—
Impact of tax benefit on APIC pool	49,000	28,000

Net cash provided by financing activities	14,065,000	8,375,000
Effect of exchange rate changes on cash	30,000	(240,000)

Net increase (decrease) in cash	1,700,000	(303,000)
Cash — Beginning of period	349,000	400,000

Cash — End of period	$2,049,000	$97,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,730,000	$802,000
Income taxes, net of refunds	$(386,000)	$804,000
Non-cash investing and financing activities:
Property acquired under capital lease	$—	$27,000
Shareholder note receivable	$—	$682,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2007 and
2006 (Restated)
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2007, which are included in the Company’s Annual Report on Form 10-K/A filed with the Securities and Exchange Commission (“SEC”) on October 19, 2007.
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
The Company obtains used alternators and starters, commonly known as cores, primarily from its customers as trade-ins. It also purchases Used Cores from vendors (core brokers). The customers grant credit to the consumer when a Used Core is returned to them, and the Company in turn provides a credit to the customer upon return of the Used Core to the Company. These Used Cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Singapore and Malaysia. In addition, the Company utilizes third party warehouse distribution centers in Fairfield, New Jersey and Springfield, Oregon.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Long-term Core Inventory Deposit
The long-term core inventory deposit account represents the value of Remanufactured Cores the Company purchased from customers, which are held by the customers and remain on the customers’ premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The credits against the customer’s receivable are based upon the Remanufactured Core purchase price previously established with the customer. At the same time, the Company records the long-term core inventory deposit for the Remanufactured Cores purchased at its cost, determined as noted under Long-term Core Inventory. The long-term core inventory deposit is stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current cost, determined as noted under Long-term Core Inventory. The difference between the credit granted and the cost of the long-term core inventory deposit is treated as a sales allowance reducing revenue as required under EITF 01-9. When the purchases are made over an agreed-upon period, the long-term core inventory deposit is recorded at the same time the credit is issued to the customer for the purchase of the Remanufactured Cores.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The primary components of the Company’s income tax provision (benefit) are (i) the current liability or refund due for federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.
Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. In evaluating this ability, management considered the Company’s long-term agreements with each of its major customers which expire at various dates ranging from December 2007 through December 2012 and the Company’s Remanufactured Core purchase obligations with certain customers that expire at various dates through March 2010. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the future operating results of the Company. Management periodically reviews such forecasts in comparison with actual results, and there can be no assurance that such results will be achieved.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in more than 90% of the remanufactured alternators and starters sold being replaced by similar Used Cores sent back for credit by customers under the Company’s core exchange program. Accordingly, the Company excludes the value of Remanufactured Cores from revenue by applying SFAS 48 by analogy.
When the Company ships a product, it recognizes an obligation to accept a similar Used Core sent back under the core exchange program by recording a contra receivable account based upon the Remanufactured Core price agreed upon by the Company and its customer. Upon receipt of a Used Core, the Company grants the customer a credit based on the Remanufactured Core price billed and restores the Used Core received to on-hand inventory.
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
In addition, the Company recognizes revenue related to Remanufactured Cores originally sold at a nominal price and not expected to be replaced by a similar Used Core under the core exchange program. Unlike the full price Remanufactured Cores, the Company only recognizes revenue from nominal Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when the Company believes it has met all of the following criteria:
•	The Company has a signed agreement with the customer covering the nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program, and the agreement must specify the number of Remanufactured Cores its customer will pay cash for in lieu of sending back a similar Used Core and the basis on which the nominally priced Remanufactured Cores are to be valued (normally the average price per Remanufactured Core stipulated in the agreement).

•	The contractual date for reconciling the Company’s records and customer’s records of the number of nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program must be in the current or a prior period.

•	The reconciliation of the nominally priced Remanufactured Cores must be completed and agreed to by the customer.

•	The amount must be billed to the customer.
The Company has made in the past and may make in the future agreements with certain customers to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At June 30, 2007 and March 31, 2007 Remanufactured Core revenue of $1,858,000 and $1,575,000, respectively, was deferred.
In May 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement with its largest customer. For POS inventory, revenue was recognized when the customer notified the Company that it had sold a

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
9.	Reclassifications
Certain prior year amounts have been reclassified to confirm with the fiscal 2008 presentation.
In response to comments received from the Securities and Exchange Commission resulting from their review of the Company’s June 30, 2007 Form 10Q filed on August 9, 2007, certain adjustments have been made in these amended financial statements to classify amounts differently from those reported in the Company’s original filing. Changes in classification were made to certain amounts within the operating cash flows section of the cash flow statement. These changes did not result in changes to total cash flows used in or provided by operating activities, investing activities, or financing activities. Adjustments were also made to properly classify long-term inventory reserves against long-term assets.
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
Accounts receivable — net is comprised of the following:

	June 30, 2007	March 31, 2007
Accounts receivable — trade	$29,850,000	$27,299,000
Allowance for bad debts	(178,000)	(18,000)
Customer allowances earned	(3,798,000)	(5,003,000)
Customer payment discrepancies	(887,000)	(823,000)
Customer finished goods returns accruals	(6,158,000)	(9,776,000)
Customer core returns accruals	(12,419,000)	(9,420,000)

Less: total accounts receivable offset accounts	(23,440,000)	(25,040,000)

Total accounts receivable — net	$6,410,000	$2,259,000

NOTE D — Inventory
Non-core inventory, Inventory unreturned, Long-term core inventory, Long-term core inventory deposit is comprised of the following:

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

	June 30,	March 31,
	2007	2007
Non-core Inventory
Raw materials	$12,157,000	$14,990,000
Work-in-process	91,000	185,000
Finished goods	16,652,000	18,762,000

	28,900,000	33,937,000
Less allowance for excess and obsolete inventory	(1,628,000)	(1,677,000)

Total	27,272,000	32,260,000

Inventory unreturned	2,936,000	3,886,000

Long-term core inventory
Used cores held at company’s facilities	14,365,000	13,797,000
Used cores expected to be returned by customers	2,395,000	2,482,000
Remanufactured goods held in finished goods	10,334,000	11,921,000
Remanufactured cores held at customers locations	15,921,000	14,292,000

	43,015,000	42,492,000
Less allowance for excess and obsolete inventory	(664,000)	(416,000)

Total	42,351,000	42,076,000

Long-term core inventory deposit (See Note E)	21,800,000	21,617,000

NOTE E — Long Term Customer Contracts; Marketing Allowances
The Company has long-term agreements with each of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance, quality and fulfillment requirements, and one contract grants the customer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates ranging from December 2007 through December 2012. There are Remanufactured Core purchase obligations with certain customers that expire at various dates through March 2010.
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
The following table presents the breakout of marketing allowances recorded as a reduction to revenues in the three months ended June 30:

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

	Three Months Ended
	June 30,
	2007	2006
Allowances incurred under long-term customer contracts	$1,881,000	$754,000
Allowances related to a single exchange of product	3,033,000	3,335,000
Allowances related to Remanufactured Core inventory purchase obligations	591,000	453,000

Total customer allowances recorded as a reduction of revenues	$5,505,000	$4,542,000

The following table presents the commitments to incur marketing allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2008— remaining nine months	$6,377,000
2009	3,716,000
2010	2,599,000
2011	1,866,000
2012	1,239,000
Thereafter	1,050,000

Total	$16,847,000

The Company has also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. Under the largest of these agreements, the Company agreed to acquire Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term asset account for the value of the Remanufactured Core inventory in customer hands and subject to customer purchase upon agreement termination and reduces revenue by recognizing the amount by which the credit exceeds the estimated Remanufactured Core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the three months ended June 30, 2007 and 2006 were $247,000 and $338,000, respectively. As of June 30, 2007 and March 31, 2007, the long-term core inventory deposit related to this agreement was approximately $2,172,000 and $1,938,000, respectively. As of June 30, 2007 and March 31, 2007, approximately $5,132,000 and $5,613,000, respectively, of credits remains to be issued under this arrangement.
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
In addition, during the three months ended June 30, 2007, the Company charged approximately $205,000 against revenues under the significant terms of the agreements with certain traditional customers. As of June 30, 2007 and March 31, 2007, approximately $1,471,000 and $1,594,000 of credits remains to be issued under these agreements.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The following table presents the customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2008— remaining nine months	$2,011,000
2009	2,601,000
2010	1,967,000
2011	12,000
2012	12,000
Thereafter	—

Total Remanufactured Core purchase obligations	$6,603,000

NOTE F — Major Customers
The Company’s five largest customers accounted for the following total percentage of net sales and accounts receivable:

	Three Months Ended
	June 30,
Sales	2007	2006
Customer A	57%	63%
Customer B	13%	19%
Customer C	11%	8%
Customer D	8%	—%
Customer E	6%	6%

Accounts Receivable	June 30, 2007	March 31, 2007
Customer A	26%	31%
Customer B	11%	5%
Customer C	5%	9%
Customer D	36%	28%
Customer E	13%	17%
For the three months ended June 30, 2007, two suppliers provided approximately 18% and 17% of the raw materials purchased, respectively. For the three months ended June 30, 2006, one supplier provided approximately 22% of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s purchases for three months ended June 30, 2007 or 2006.
NOTE G — Stock Options and Share-Based Payments
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

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
NOTE H — Line of Credit; Factoring Agreements
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
amount of credit the Company actually uses during each quarter. The bank charged an amendment fee of $30,000 which was paid and expensed on the effective date of the amendment to the credit agreement.
In November 2006, the bank credit agreement was further amended to eliminate the impact of a $8,062,000 reduction in the carrying value of the long-term core inventory deposit account that was made in connection with the termination of the Company’s POS arrangement with its largest customer for purposes of determining the Company’s compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
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
In conjunction with a waiver granted to the Company by the bank in June 2007, the credit agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core inventory deposit account for purposes of determining the Company’s compliance with the fixed charge coverage ratio and the leverage ratio. The effective date of the amendment for the fixed charge coverage ratio was March 31, 2007.
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
NOTE I — Comprehensive Income
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

NOTE J — Financial Risk Management and Derivatives
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
NOTE K — Litigation
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
NOTE L — Equity Transaction
On May 23, 2007, the Company completed the sale of 3,641,909 shares of the Company’s common stock at a price of $11.00 per share, resulting in aggregate gross proceeds of $40,061,000 and net proceeds of approximately $37,000,000 after expenses, and warrants to purchase up to 546,283 shares of its common stock at an exercise price

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
NOTE M — Customs Duties
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
However, historically for approximately 4.5% of finished goods sold, our customer will not send us a Used Core to obtain the credit we offer under our core exchange program. Therefore, based on our historical estimate, we derecognize the core value for these finished goods upon sale, as we believe they have been consumed and we have realized cash
We realize cash for only the core exchange program shortfall of approximately 4.5%. This shortfall represents the historical difference between the number of finished goods shipped to customers and the number of Used Cores returned to us by customers. We do not realize cash for the remaining portion of the cores because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect to realize cash for the remaining portion of these cores until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.
For these reasons, we concluded that it is more appropriate to classify core inventory as a long-term asset.
Long-term Core Inventory Deposit
The long-term core inventory deposit account represents the value of Remanufactured Cores we have agreed to purchase from customers, which are held by the customers and remain on the customers’ premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The credits against the customer’s receivable are based upon the Remanufactured Core purchase price previously established with the customer. At the same time, we record the long-term core inventory deposit for the Remanufactured Cores purchased at its cost, determined as noted under Long-term Core Inventory. The long-term core inventory deposit is stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current cost, determined as noted under Long-term Core Inventory. The difference between the credit granted and the cost of the long-term core inventory deposit is treated as a sales allowance reducing revenue as required under EITF 01-9. When the purchases are made over an agreed-upon period, the long-

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
term core inventory deposit is recorded at the same time the credit is issued to the customer for the purchase of the Remanufactured Cores.
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
Revenue Recognition and Deferral — Core Revenue
Full price Remanufactured Cores: When we ship a product, we invoice certain customers for the Remanufactured Core portion of the product at full Remanufactured Core sales price but do not recognize revenue for the Remanufactured Core value at that time. For these Remanufactured Cores, we recognize core revenue based upon an estimate of the rate at which our customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under our core exchange program.
Nominal price Remanufactured Cores: We invoice other customers for the Remanufactured Core portion of product shipped at a nominal Remanufactured Core price. Unlike the full price Remanufactured Cores, we only recognize revenue from nominal Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when we believe that we have met all of the following criteria:

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Deferral of Core Revenue. As noted previously, we have in the past and may in the future agree to buy back Remanufactured Cores from certain customers. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of Remanufactured Core buybacks, we have now decided to defer core revenue from these customers until there is no expectation that sales allowances associated with Remanufactured Core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. At June 30, 2007 and March 31, 2007, $1,858,000 and $1,575,000, respectively, of such core revenues were deferred.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements” (“FAS No. 157”). FAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value under GAAP and expands disclosures about fair value measurement. FAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. FAS No. 157 is effective for fiscal years ending after November 15, 2007 and interim periods within those fiscal years. We expect to adopt FAS No. 157 in the first quarter of fiscal 2009. We are currently evaluating the impact of FAS No. 157 on our consolidated financial position and results of operations.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Liquidity and Capital Resources
We have financed our operations through the use of our bank credit facility, the receivable discount programs we have with two of our customers and a capital financing sale-leaseback transaction with our bank. Our working capital needs have increased significantly in light of Remanufactured Core inventory purchases, ramped-up production demands and related higher inventory levels and increased marketing allowances associated with our new or expanded business. To respond to our growing working capital needs and strengthen our financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $37,000,000.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
On July 26, 2007, we filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. We are obligated to cause the registration statement to become effective no later than the 150th day following May 23, 2007. We are also obligated to use our commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If we fail to achieve any of these requirements, we are obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, (“FSP EITF 00-19-2”), we have determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, we have not recorded a liability for this contingent obligation as of June 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
Line of Credit

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
In November 2006, the bank credit agreement was further amended to eliminate the impact of a $8,062,000 reduction in the carrying value of the long-term core inventory deposit account that was made in connection with the termination of our pay-on-scan (“POS”) arrangement with our largest customer for purposes of determining our compliance with the minimum cash flow covenant and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
In addition, in conjunction with a March 2007 amendment to the credit agreement, we agreed to provide the bank with monthly financial statements, monthly aged reports of accounts receivable and accounts payable and monthly

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.
In March 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of June 30, 2007 and March 31, 2007, approximately $5,132,000 and $5,613,000, respectively, of credits remain to be issued. The customer is obligated to purchase the Remanufactured or Used Cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term asset account for the value of the Remanufactured Core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated Remanufactured Core inventory value. As of June 30, 2007 and March 31, 2007, the long-term asset account was approximately $2,172,000 and $1,938,000, respectively.
In July 2006, we entered into an agreement with a new customer to become its primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, the agreement was amended to eliminate our obligation to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement.
The longer-term agreements strengthen our customer relationships and business base. However, they also result in a continuing concentration of our revenue sources among a few key customers and require a significant increase in our use of working capital to build inventory and increase production. This increased production caused significant increases in our inventories, accounts payable and employee base, and customer demands that we purchase their Remanufactured Core inventory has been a significant strain on our available capital. In addition, the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships adversely impact the near-term revenues and associated cash flows from these arrangements. However, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
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
Contractual Obligations
The following summarizes our contractual obligations and other commitments as of June 30, 2007, and the effect such obligations could have on our cash flow in future periods:

		Payments Due by Period
		Less than		1 to 3	4 to 5	After 5
Contractual obligations	Total	1 year		years	years	years
Line of Credit	$—	$—		$—	$—	$—
Capital (Finance) Lease Obligations	5,349,000	1,869,000		3,105,000	375,000	—
Operating Lease Obligations	21,279,000	2,426,000	*	6,415,000	6,004,000	6,434,000
Remanufactured Core Purchase Obligations	6,603,000	2,011,000	*	4,568,000	24,000	—
Other Long-Term Obligations	16,847,000	6,377,000	*	6,315,000	3,105,000	1,050,000

Total	$50,078,000	$12,683,000		$20,403,000	$9,508,000	$7,484,000

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

*	Represents nine months of obligations in fiscal year 2008.
Capital Lease Obligations represent amounts due under finance leases of various types of machinery and computer equipment that are accounted for as capital leases.
Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, Malaysia, Singapore and Mexico.
Remanufactured Core Purchase Obligations represent our obligations to issue credits to two large and several smaller customers for the acquisition of the customers’ Remanufactured Core inventory.
Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for supply agreements to provide products over a defined period.
Customer Concentration
We are substantially dependent upon sales to our major customers. During the three months ended June 30, 2007 and 2006, sales to our five largest customers constituted approximately 95% and 96% of our total sales, respectively. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, Remanufactured Core purchase commitments, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
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
Off-Balance Sheet Arrangements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
On July 26, 2007, we filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. We are obligated to cause the registration statement to become effective no later than the 150th day following May 23, 2007. We are also obligated to use our commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If we fail to achieve any of these requirements, we are obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FSP EITF 00-19-2, we have determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, we have not recorded a liability for this contingent obligation as of June 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
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