Form 10-Q
period 2007-09-30
MOTORCAR PARTS  AMERICA INC
filed 2007-11-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
Yes ☐ No ☑
There were 12,062,280 shares of Common Stock outstanding at November 5, 2007.

MOTORCAR PARTS OF AMERICA, INC.

MOTORCAR PARTS OF AMERICA, INC.
GLOSSARY
The following terms are frequently used in the text of this report. These have the meanings indicated below.
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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
(Unaudited)

	September 30, 2007	March 31, 2007
ASSETS
Current assets:
Cash	$1,345,000	$349,000
Short term investments	994,000	859,000
Accounts receivable — net	8,385,000	2,259,000
Non-core inventory— net	25,974,000	32,260,000
Inventory unreturned	3,280,000	3,886,000
Income tax receivable	—	1,670,000
Deferred income tax asset	7,101,000	6,768,000
Prepaid expenses and other current assets	1,912,000	1,873,000

Total current assets	48,991,000	49,924,000
Plant and equipment — net	16,074,000	16,051,000
Long-term core inventory	43,826,000	42,076,000
Long-term core inventory deposit	22,008,000	21,617,000
Deferred income tax asset	1,817,000	1,817,000
Other assets	507,000	501,000

TOTAL ASSETS	$133,223,000	$131,986,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,821,000	$42,756,000
Accrued liabilities	1,705,000	1,292,000
Accrued salaries and wages	1,824,000	2,780,000
Accrued workers’ compensation claims	3,043,000	3,972,000
Income tax payable	295,000	285,000
Line of credit	3,900,000	22,800,000
Deferred compensation	994,000	859,000
Deferred income	133,000	133,000
Other current liabilities	325,000	225,000
Current portion of capital lease obligations	1,697,000	1,568,000

Total current liabilities	37,737,000	76,670,000
Deferred income, less current portion	188,000	255,000
Deferred core revenue	2,387,000	1,575,000
Deferred gain on sale-leaseback	1,599,000	1,859,000
Other liabilities	212,000	170,000
Capitalized lease obligations, less current portion	3,219,000	3,629,000

Total liabilities	45,342,000	84,158,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,052,280 and 8,373,122 shares issued and outstanding at September 30, 2007 and March 31, 2007, respectively	121,000	84,000
Additional paid-in capital-common stock	92,194,000	56,241,000
Additional paid-in capital-warrant	1,883,000	—
Shareholder note receivable	(682,000)	(682,000)
Accumulated other comprehensive income	162,000	40,000
Accumulated deficit	(5,797,000)	(7,855,000)

Total shareholders’ equity	87,881,000	47,828,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$133,223,000	$131,986,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	$69,260,000	$71,589,000	$33,819,000	$44,165,000
Cost of goods sold	50,815,000	59,476,000	25,574,000	39,218,000

Gross profit	18,445,000	12,113,000	8,245,000	4,947,000
Operating expenses:
General and administrative	9,513,000	7,202,000	4,725,000	4,812,000
Sales and marketing	1,726,000	2,325,000	797,000	1,420,000
Research and development	550,000	757,000	275,000	341,000

Total operating expenses	11,789,000	10,284,000	5,797,000	6,573,000

Operating income (loss)	6,656,000	1,829,000	2,448,000	(1,626,000)
Interest expense — net of interest income	3,186,000	2,137,000	1,543,000	1,315,000

Income (loss) before income tax expense	3,470,000	(308,000)	905,000	(2,941,000)
Income tax expense (benefit)	1,412,000	(124,000)	439,000	(1,179,000)

Net income (loss)	$2,058,000	$(184,000)	$466,000	$(1,762,000)

Basic net income (loss) per share	$0.19	$(0.02)	$0.04	$(0.21)

Diluted net income (loss) per share	$0.18	$(0.02)	$0.04	$(0.21)

Weighted average number of shares outstanding:
— basic	10,979,426	8,328,386	12,043,198	8,333,792

— diluted	11,351,048	8,328,386	12,402,249	8,333,792

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$2,058,000	$(184,000)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,434,000	1,167,000
Amortization of deferred gain on sale-leaseback	(259,000)	(259,000)
Provision for (recovery of) inventory reserves	575,000	369,000
Provision for (recovery of) doubtful accounts	152,000	(7,000)
Provision for (recovery of) customer payment discrepancies	163,000	(963,000)
Deferred income taxes	(332,000)	(448,000)
Share-based compensation expense	590,000	975,000
Impact of tax benefit on APIC pool	(110,000)	—
Shareholder note receivable	—	(682,000)
Changes in assets and liabilities:
Accounts receivable	(6,440,000)	(4,268,000)
Non-core inventory	5,712,000	5,579,000
Inventory unreturned	606,000	(2,756,000)
Income tax receivable	1,885,000	(1,098,000)
Prepaid expenses and other current assets	(32,000)	(1,303,000)
Other assets	(6,000)	(20,000)
Accounts payable and accrued liabilities	(20,418,000)	12,446,000
Income tax payable	(209,000)	(855,000)
Deferred compensation	135,000	62,000
Deferred income	(67,000)	(67,000)
Credit due customer	—	(1,793,000)
Deferred core revenue	812,000	—
Long-term core inventory	(1,750,000)	—
Long-term core inventory deposit	(391,000)	(19,775,000)
Other current liabilities	132,000	(638,000)

Net cash used in operating activities	(15,760,000)	(14,518,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(891,000)	(2,208,000)
Change in short term investments	(100,000)	(66,000)

Net cash used in investing activities	(991,000)	(2,274,000)
Cash flows from financing activities:
Borrowings under line of credit	30,200,000	23,536,000
Repayments under line of credit	(49,100,000)	(6,436,000)
Net payments on capital lease obligations	(790,000)	(744,000)
Exercise of stock options	187,000	208,000
Excess tax benefit from employee stock options exercised	115,000	166,000
Proceeds from issuance of common stock and warrants	40,061,000	—
Stock issuance costs	(3,079,000)	—
Impact of tax benefit on APIC pool	110,000	—

Net cash provided by financing activities	17,704,000	16,730,000
Effect of exchange rate changes on cash	43,000	7,000

Net increase (decrease) in cash	996,000	(55,000)
Cash — Beginning of period	349,000	400,000

Cash — End of period	$1,345,000	$345,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,220,000	$2,090,000
Income taxes, net of refunds	(389,000)	1,979,000
Non-cash investing and financing activities:
Property acquired under capital lease	$509,000	$307,000
Shareholder note receivable	$—	$682,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2007 and 2006
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2007, which are included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission (“SEC”) on October 19, 2007.
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
The Company obtains used alternators and starters, commonly known as Used Cores, primarily from its customers as trade-ins. It also purchases Used Cores from vendors (core brokers). The customers grant credit to consumers when a Used Core is returned to them, and the Company in turn provides a credit to the customer upon return of the Used Core to the Company. These Used Cores contain salvageable parts which are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Singapore and Malaysia. In addition, the Company utilizes third party warehouse distribution centers in Fairfield, New Jersey and Springfield, Oregon.
The Company’s warehouse distribution facility in Nashville, Tennessee was closed in the second quarter of fiscal 2008. The Company is sub-leasing this facility for the remainder of its lease term and has a signed non-binding letter of intent with a prospective sub-lessee. The Company does not expect to incur material expenses in connection with the closure and sub-lease of this facility.
In September 2007, the Company exercised its right to cancel the lease of its Torrance facility with respect to approximately 80,000 square feet currently utilized for core receipt, storage and packing by March 31, 2008. The Company continues to transition the remaining functions to its facilities in Mexico.
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

The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and U.S. dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts if translated into U.S. dollars at September 30, 2007 and March 31, 2007 were $232,000 and $347,000, respectively.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

The Company has two separate agreements executed with two customers and their respective banks. Under these agreements, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are factored. Once the customer chooses which outstanding invoices are going to be made available for factoring, the Company can accept or decline the bundle of invoices provided. The factoring agreements are non-recourse, and funds cannot be reclaimed by the customer or its bank after the related invoices have been factored.

4.	Inventory

Non-core Inventory

Non-core inventory is comprised of non-core raw materials, the non-core value of work-in-process and the non-core value of finished goods. Used Cores, the Used Core value of work-in-process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described below.

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
Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.
Non-core work in process is in various stages of production, is on average 50% complete and is valued at 50% of the cost of a finished good. Non-core work in process inventory historically comprises less than 3% of the total non-core inventory balance.
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense them as period costs as required in Financial Accounting Standards Board (FASB) Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“FAS 151”). For the six months ended September 30, 2007, costs of approximately $1,057,000 were considered abnormal and thus excluded from the cost calculation.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that, in management’s judgment, impact the Company’s ability to sell or liquidate potentially excess or obsolete inventory.

The Company applies the guidance provided by the Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor (“EITF 02-16”), by recording vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory Unreturned represents the Company’s estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that the Company expects to be returned after the balance sheet date. The inventory unreturned balance includes only the added unit value of finished goods (as previously mentioned, all cores are classified separately as long term assets). The return rate is calculated based on expected returns within a normal operating cycle, which is one year. Hence, the related amounts are classified in current assets.

Inventory unreturned is valued in the same manner as the Company’s finished goods inventory.

Long-term Core Inventory

Long-term core inventory consists of:
•	Used Cores purchased from core brokers and held in inventory at the Company’s facilities,

•	Used Cores returned by the Company’s customers and held in inventory at the Company’s facilities,

•	Used Cores expected to be returned by the Company’s customers and held at customer locations. Used Cores that have been returned by end-users to customers but have not yet been returned to the Company are classified as Remanufactured Cores until they are physically received by the Company.

•	Remanufactured Cores held in finished goods inventory at the Company’s facilities; and

•	Remanufactured Cores held at customer locations as a part of finished goods sold to the customer. For these Remanufactured Cores, the Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, in each case, for credit.
Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchases are made in arms length transactions.

Long-term core inventory recorded at average purchase price is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. The Company must purchase these Used Cores from core brokers because its customers do not have a sufficient supply of these newer Used Cores available for the core exchange program.

Approximately 15% to 25% of Used Cores are obtained in core broker transactions and are valued based on average purchase price. The average purchase price of Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to the core exchange program.

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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
In the fourth quarter of fiscal 2007, the Company reclassified all of its core inventories to a long-term asset account. The determination of the long-term classification was based on its view that the value of the cores is not consumed or realized in cash during the Company’s normal operating cycle, which is one year for most of the cores recorded in inventory. According to ARB No. 43, current assets are defined as “assets or other resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The Company does not believe that core inventories, which the Company classifies as long-term, are consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. The Company does not expect the core inventories to be consumed, and thus the Company does not expect to realize cash, until its relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience.

However, historically for approximately 4.5% of finished goods sold, the Company’s customer will not send the Company a Used Core to obtain the credit the Company offers under its core exchange program. Therefore, based on the Company’s historical estimate, the Company derecognizes the core value for these finished goods upon sale, as the Company believes they have been consumed and the Company has realized cash.

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

At least annually, and as often as quarterly, reconciliations and confirmations are performed to determine that the number of Remanufactured Cores purchased, but retained at the customer location remains sufficient to support the amounts recorded in the long-term core inventory deposit account. At the same time, the mix of Remanufactured Cores is reviewed to determine that the aggregate value of Remanufactured Cores in the account has not changed during the reporting period. The Company evaluates the cost of cores supporting the aggregate long-term core inventory deposit account each quarter. If the Company identifies any permanent reduction in either the number or the aggregate value of the Remanufactured Core inventory mix held at the customer location, the Company will record a reduction in the long-term core inventory deposit account during that period.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
5.	Income Taxes

The Company accounts for income taxes in accordance with guidance issued by the FASB in SFAS No. 109, “Accounting for Income Taxes,” which requires the use of the liability method of accounting for income taxes.

The liability method measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur. A valuation allowance is provided to reduce deferred tax assets when it is more likely than not that a portion of the deferred tax asset will not be realized.

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

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. In evaluating this ability, management considered the Company’s long-term agreements with each of its major customers which expire at various dates ranging from December 2007 through December 2012 and the Company’s Remanufactured Core purchase obligations with certain customers that expire at various dates through March 2010. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Future taxable income is based on management’s forecast of the Company’s future operating results. Management periodically reviews such forecasts in comparison with actual results, and there can be no assurance that such results will be achieved.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of April 1, 2007 and has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. For analysis under FIN 48, the Company is deemed to primarily conducts business in the United States, specifically in the state of California. The Company’s US federal income tax returns for the periods ended March 31, 2004 through 2006 may still be reviewed at the discretion of the Internal Revenue Service. The Company’s California income tax returns for the tax periods ended March 31, 2003 through 2006 may still be reviewed at the discretion of the California Franchise Tax Board. The Company is not aware of any audits pending or planned by the Internal Revenue Service or the California Franchise Tax Board for these periods.

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

For the six months ended September 30, 2007 and 2006, the Company recognized income tax expense of $1,412,000 and an income tax benefit of $124,000, respectively. For the three months ended September 30, 2007 and 2006, the Company recognized income tax expense of $439,000 and an income tax benefit of $1,179,000, respectively. As a result of the Company’s fiscal 2007 loss, the Company has a net operating loss carryforward of approximately $1,921,000 that can be used to reduce future tax payments.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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

When the Company ships a product, it recognizes an obligation to accept a similar Used Core sent back under the core exchange program by recording a contra receivable account based upon the Remanufactured Core price agreed upon by the Company and its customer. Upon receipt of a Used Core, the Company grants the customer a credit based on the Remanufactured Core price billed and restores the Used Core to on-hand inventory.

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

In addition, the Company recognizes revenue related to Remanufactured Cores originally sold at a nominal price and not expected to be replaced by a similar Used Core under the core exchange program. Unlike the full price Remanufactured Cores, the Company only recognizes revenue from nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when the Company believes it has met all of the following criteria:
•	The Company has a signed agreement with the customer covering the nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program. This agreement must specify the number of Remanufactured Cores its customer will pay cash for in lieu of sending back a similar Used Core and the basis on which the nominally priced Remanufactured Cores are to be valued (normally the average price per Remanufactured Core stipulated in the agreement).

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
•	The contractual date for reconciling the Company’s records and customer’s records of the number of nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program must be in the current or a prior period.

•	The reconciliation of the nominally priced Remanufactured Cores must be completed and agreed to by the customer.

•	The amount must be billed to the customer.
The Company has agreed in the past and may in the future agree to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At September 30, 2007 and March 31, 2007 Remanufactured Core revenue of $2,387,000 and $1,575,000, respectively, was deferred.

In May 2004, the Company began to offer products on pay-on-scan (“POS”) arrangement with its largest customer. For POS inventory, revenue was recognized when the customer notified the Company that it had sold a specifically identified product to an end user. POS inventory represented inventory held on consignment at customer locations. This arrangement was discontinued in August 2006.

7.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income per share.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$2,058,000	$(184,000)	$466,000	$(1,762,000)

Basic shares	10,979,426	8,328,386	12,043,198	8,333,792
Effect of dilutive stock options and warrants	371,622	—	359,051	—

Diluted shares	11,351,048	8,328,386	12,402,249	8,333,792

Basic net income (loss) per share	$0.19	$(0.02)	$0.04	$(0.21)

Diluted net income (loss) per share	$0.18	$(0.02)	$0.04	$(0.21)

The effect of dilutive options and warrants excludes 165,875 options and 546,283 warrants with exercise prices ranging from $12.00 to $19.13 per share for the six and three months ended September 30, 2007 and 1,133,420 options with exercise prices ranging from $1.10 to $19.13 per share for the six and three months ended September 30, 2006 — all of which were anti-dilutive.

8.	Use of Estimates

The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation and return allowances for receivables, inventories, and deferred income taxes; accrued liabilities; and litigation and disputes.

The Company uses significant estimates in the calculation of sales returns. These estimates are based on the Company’s historical return rates and an evaluation of estimated sales returns from specific customers.

The Company uses significant estimates in the calculation of the lower of cost or market value of long term core inventory.

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

Certain prior year amounts have been reclassified from those reported in the Company’s amended filing to conform with the fiscal 2008 presentation. Changes in classification were made to certain inventory, accounts receivable and deferred tax amounts within the operating cash flows section of the cash flow statement. These changes did not result in changes to total cash flows used in or provided by operating activities, investing activities, or financing activities.

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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
NOTE C — Accounts Receivable
Included in Accounts receivable – net are significant offset accounts related to customer allowances earned, customer payment discrepancies, in-transit and estimated future unit returns, estimated future credits to be provided for Used Cores returned by the customers and potential bad debts. Due to the forward-looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the open trade accounts receivable.
Accounts receivable – net is comprised of the following:

	September 30, 2007	March 31, 2007
Accounts receivable - trade	$30,583,000	$27,299,000
Allowance for bad debts	(170,000)	(18,000)
Customer allowances earned	(2,467,000)	(5,003,000)
Customer payment discrepancies	(838,000)	(823,000)
Customer finished goods returns accruals	(5,957,000)	(9,776,000)
Customer core returns accruals	(12,766,000)	(9,420,000)

Less: total accounts receivable offset accounts	(22,198,000)	(25,040,000)

Total accounts receivable - net	$8,385,000	$2,259,000

NOTE D — Inventory
Non-core inventory, Inventory unreturned, Long-term core inventory and Long-term core inventory deposit are comprised of the following:

	September 30,	March 31,
	2007	2007
Non-core inventory
Raw materials	$12,130,000	$14,990,000
Work-in-process	124,000	185,000
Finished goods	15,481,000	18,762,000

	27,735,000	33,937,000
Less allowance for excess and obsolete inventory	(1,761,000)	(1,677,000)

Total	$25,974,000	$32,260,000

Inventory unreturned	$3,280,000	$3,886,000

Long-term core inventory
Used Cores held at company’s facilities	$14,399,000	$13,797,000
Used Cores expected to be returned by customers	3,937,000	2,482,000
Remanufactured Cores held in finished goods	10,530,000	11,921,000
Remanufactured Cores held at customers locations	15,695,000	14,292,000

	44,561,000	42,492,000
Less allowance for excess and obsolete inventory	(735,000)	(416,000)

Total	$43,826,000	$42,076,000

Long-term core inventory deposit	$22,008,000	$21,617,000

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
The following table presents the breakout of marketing allowances recorded as a reduction to revenues in the six and three months ended September 30:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Allowances incurred under long-term customer contracts	$4,926,000	$4,240,000	$3,046,000	$3,486,000
Allowances related to a single exchange of product	5,501,000	6,435,000	2,468,000	3,101,000
Allowances related to core inventory purchase obligations	1,073,000	1,035,000	482,000	582,000

Total customer allowances recorded as a reduction of revenues	$11,500,000	$11,710,000	$5,996,000	$7,169,000

The following table presents the commitments to incur marketing allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2008— remaining six months	$5,238,000
2009	7,567,000
2010	2,599,000
2011	1,866,000
2012	1,239,000
Thereafter	1,050,000

Total	$19,559,000

The Company has also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to an agreed upon schedule. Under the largest of these

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
agreements, the Company agreed to acquire Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term core inventory deposit account for the value of the Remanufactured Core inventory in customer hands and subject to customer purchase upon agreement termination and reduces revenue by recognizing the amount by which the credit exceeds the estimated Remanufactured Core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the six months ended September 30, 2007 and 2006 were $351,000 and $676,000, respectively. As of September 30, 2007 and March 31, 2007, the long-term core inventory deposit related to this agreement was approximately $2,379,000 and $1,938,000, respectively. As of September 30, 2007 and March 31, 2007, approximately $4,820,000 and $5,613,000, respectively, of credits remains to be issued under this arrangement.
In the fourth quarter of fiscal 2005, the Company entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. The Company expanded its operations and built-up its inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, the Company also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in each of the second quarter of fiscal 2007 and 2008. The remaining $1,200,000 is scheduled to be issued in two annual payments of $600,000 in the second fiscal quarter of each of fiscal year 2009 and 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that the Company must meet, a requirement that the Company provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.
In July 2006, the Company entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of the significant terms of this agreement, the Company agreed to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, this agreement was amended to eliminate the Company’s obligation to acquire this Remanufactured Core inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement.
In addition, during the six months ended September 30, 2007, the Company charged approximately $376,000 against revenues under the significant terms of the agreements with certain traditional customers. As of September 30, 2007 and March 31, 2007, approximately $1,337,000 and $1,594,000 of credits remains to be issued under these agreements.
The following table presents the Company’s obligation to purchase Remanufactured Cores from customers which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2008— remaining six months	$1,486,000
2009	2,611,000
2010	1,977,000
2011	12,000
2012	12,000
Thereafter	59,000

Total	$6,157,000

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
NOTE H — Major Customers
The Company’s five largest customers accounted for the following total percentage of net sales and accounts receivable:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
Sales	2007	2006	2007	2006
Customer A	54%	72%	52%	78%
Customer B	11%	7%	11%	6%
Customer C	13%	8%	12%	4%
Customer D	8%	3%	9%	5%
Customer E	8%	6%	11%	3%

Accounts Receivable	September 30, 2007	March 31, 2007
Customer A	23%	31%
Customer B	7%	5%
Customer C	10%	9%
Customer D	33%	28%
Customer E	18%	17%
For the six months ended September 30, 2007, two suppliers provided approximately 21% and 12%, respectively, of the raw materials purchased. For the six months ended September 30, 2006, one supplier provided approximately 23% of the raw materials purchased. For the three months ended September 30, 2007 and 2006, one supplier provided approximately 23% of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s purchases for the six or three months ended September 30, 2007 or 2006.
NOTE I — Stock Options and Share-Based Payments
Effective April 1, 2006, the Company adopted FAS 123R using the modified prospective application method of transition for all its stock-based compensation plans. FAS 123R requires the compensation costs associated with stock-based compensation plans be recognized and reflected in the Company’s reported results.
The fair value of stock options used to compute share-based compensation reflected in reported results under FAS 123R is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.
Options to purchase 49,000 and 402,500 shares of common stock were granted during the six months ended September 30, 2007 and 2006.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of stock options granted during the six months ended September 30, 2007 and 2006.

	Six Months Ended
	September 30,
	2007	2006
Risk free interest rate	4.15%	4.64%
Expected holding period (years)	3.03	5.91
Expected volatility	23.60%	40.54%
Expected dividend yield	—	—
Weighted average fair value of options vested	$2.53	$5.56
In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the Company was ultimately authorized to grant options to purchase up to 1,155,000 shares of the Company’s common stock. The term and vesting period of options granted are determined by a committee of the Board of Directors. The term may not exceed ten years. As of September 30, 2007 and 2006, options to purchase 497,500 and 526,500 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.
At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards (as defined in the Incentive Plan), and all of the Company’s employees are eligible to participate. The Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of September 30, 2007 and 2006, options to purchase 1,125,484 and 1,127,450 shares of common stock, respectively, were outstanding under the Incentive Plan and options to purchase 36,100 and 72,550 shares of common stock, respectively, were available for grant.
In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of September 30, 2007 and 2006, options to purchase 68,000 and 59,000 shares of common stock, respectively, were outstanding under the 2004 Plan and options to purchase 107,000 and 116,000 shares of common stock were available for grant.
A summary of stock option transactions for the six months ended September 30, 2007 follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 31, 2007	1,688,067	$8.29
Granted	49,000	11.55
Exercised	(37,249)	5.01
Cancelled or Forfeited	(8,834)	13.46

Outstanding at September 30, 2007	1,690,984	$8.43

The pre-tax intrinsic value of options exercised in the six months ended September 30, 2007 was $260,000.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The followings table summarizes information about the options outstanding at September 30, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Range of		Exercise	Remaining Life	Intrinsic		Exercise	Intrinsic
Exercise price	Shares	Price	In Years	Value	Shares	Price	Value
$1.100 to $1.800	23,750	$1.23	3.74	$255,788	23,750	$1.23	$255,788
$2.160 to $3.600	365,000	2.75	4.35	3,376,250	365,000	2.75	3,376,250
$6.345 to $9.270	461,775	8.27	6.68	1,722,421	461,775	8.27	1,722,421
$9.650 to $11.900	416,084	10.19	8.24	753,112	251,992	10.14	468,705
$12.000 to $13.800	414,500	12.05	8.86	—	261,667	12.07	—
$14.500 to $19.125	9,875	16.02	5.80	—	5,875	17.06	—

	1,690,984			$6,107,571	1,370,059		$5,823,164

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on September 30, 2007 based on the Company’s closing stock price of $12.00 as of that date.
At September 30, 2007, options to purchase 1,370,059 shares of common stock were exercisable at the weighted average exercise price of $7.79.
A summary of changes in the status of nonvested stock options during the six months ended September 30, 2007 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value of Options
Non-vested at March 31, 2007	417,418	$4.80
Granted	31,670	2.63
Vested	(125,829)	5.56
Forfeited	(2,334)	3.18

Non-vested at September 30, 2007	320,925	$4.30

The Company recognized stock-based compensation expense of $590,000 and $975,000 for the six months ended September 30, 2007 and 2006, respectively. As of September 30, 2007, approximately $951,000 of compensation cost related to the nonvested stock options was unrecognized. This cost is expected to be recognized over the remaining weighted average vesting period of 1.9 years.
NOTE J — Line of Credit; Factoring Agreements
In April 2006, the Company entered into an amended credit agreement with its bank that increased the Company’s credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008 and changed the manner in which the margin over the benchmark interest rate was calculated. Starting June 30, 2006, the line of credit bears interest at a base rate per annum plus an applicable margin based on the Company’s leverage ratio.
In connection with the April 2006 amendment to the credit agreement, the Company agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio was less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. A fee of $125,000 is charged by the bank in order to complete the amendment. The amendment completion fee is payable in three installments of $41,666. The first payment was made on the date of the amendment to the credit agreement, the second was made in the fourth quarter of fiscal 2007 and the third is to be paid on or before

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
February 1, 2008. The fee was deferred and is being amortized on a straight-line basis over the remaining term of the credit facility.
In August 2006, the bank credit agreement was amended to increase the credit availability from $25,000,000 to $35,000,000. On March 23, 2007, the credit agreement with its bank was further amended to provide the Company with a non-revolving loan of up to $5,000,000. This non-revolving loan bore interest at the bank’s prime rate and was due on June 15, 2007. On May 24, 2007, the Company repaid the $5,000,000 loan from the proceeds of its private placement of common stock and warrants.
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
In November 2006, the bank credit agreement was further amended to eliminate the impact of a $8,062,000 reduction in the carrying value of the long-term core deposit account that was made in connection with the termination of the Company’s POS arrangement with its largest customer for purposes of determining the Company’s compliance with the minimum cash flow covenant, and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
In addition, in conjunction with a March 2007 amendment to the credit agreement, the Company agreed to provide its bank with monthly financial statements, monthly aged reports of accounts receivable and accounts payable and monthly inventory reports. The Company also agreed to allow the bank, at its request, to inspect the Company’s assets, properties and records and conduct on-site appraisals of the Company’s inventory.
In conjunction with a waiver granted to the Company by its bank in June 2007, the credit agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account for purposes of determining the Company’s compliance with the fixed charge coverage ratio and the leverage ratio. The effective date of the amendment for the fixed charge coverage ratio was March 31, 2007.
In August 2007, the bank credit agreement was further amended to reduce the minimum level of cash flow for each trailing twelve months during the term of the agreement and to reduce the fixed charge coverage ratio. These changes were effective June 30, 2007. As a result of this amendment the Company was in compliance with all its bank covenants.
On October 24, 2007, the Company entered into an amended and restated credit agreement (the “New Credit Agreement”) with its bank. While many provisions of the prior bank credit agreement were retained in the New Credit Agreement, the New Credit Agreement eliminated two financial covenants and modified other covenants. Under the New Credit Agreement, the bank will continue to provide the Company with a revolving loan (the “Revolving Loan”) of up to $35,000,000, including obligations under outstanding letters of credit, which may not exceed $7,000,000. The New Credit Agreement will expire on October 1, 2008. The New Credit Agreement was effective as of the last day of the fiscal quarter ended September 30, 2007.
The bank holds a security interest in substantially all of the Company’s assets. At September 30, 2007, the Company had borrowed $3,900,000 under the Revolving Loan and reserved $4,126,000 of the Revolving Loan primarily for standby letters of credit for worker’s compensation insurance.
The New Credit Agreement, among other things, continues to require the Company to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer the Company’s CEO.
The Company was in compliance with all financial covenants under the New Credit Agreement as of September 30, 2007.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Borrowings under the Revolving Loan bear interest at a base rate per annum plus an applicable margin which fluctuates as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by the Company	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of the customers’ receivables aggregating $44,083,000 and $36,938,000 for the six months ended September 30, 2007 and 2006, respectively, by an average of 264 days and 189 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the six months ended September 30, 2007 and 2006 was 6.6% and 6.7%, respectively. The amount of the discount on these receivables, $2,475,000 and $1,216,000 for the six months ended September 30, 2007 and 2006, respectively, was recorded as interest expense.
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

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income (loss)	$2,058,000	$(184,000)	$466,000	$(1,762,000)
Unrealized gain (loss) on short-term investments	35,000	(1,000)	—	5,000
Foreign currency translation gain (loss)	87,000	8,000	(48,000)	242,000

Comprehensive net income (loss)	$2,180,000	$(177,000)	$418,000	$(1,515,000)

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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The Company had forward foreign exchange contracts with a U.S. dollar equivalent notional value of $4,425,000 and $2,716,000 and materially the same nominal fair value at September 30, 2007 and 2006, respectively. The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity ranging from one month to six months, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the six months ended September 30, 2007 and 2006, the Company recorded a decrease in general and administrative expenses of $55,000 and an increase in general and administrative expenses of $115,000, respectively, associated with these foreign exchange contracts.
NOTE M – Litigation
In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, the Company’s founder, largest shareholder and member of its Board.) Mr. Marks agreed to plead guilty to the criminal charges, and on June 17, 2005 he was sentenced to nine months in prison, nine months of home detention, 18 months of probation and fined $50,000. In settlement of the SEC’s civil fraud action, Mr. Marks paid over $1.2 million and was permanently barred from serving as an officer or director of a public company.
Based upon the terms of agreements it had previously entered into with Mr. Richard Marks, the Company paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. Following the conclusion of these investigations, the Company sought reimbursement from Mr. Marks of certain of the legal fees and costs it had advanced. In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement, Mr. Marks is obligated to pay the Company $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks made the June interest payment on June 22, 2007. Mr. Marks has pledged 80,000 shares of the Company’s common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125% coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel. In June 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owes the Company. The note is classified in shareholders’ equity as it is collateralized by the Company’s common stock.
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
NOTE N – Equity Transaction
On May 23, 2007, the Company completed the sale of 3,641,909 shares of the Company’s common stock at a price of $11.00 per share, resulting in aggregate gross proceeds of $40,061,000 and net proceeds of approximately $37,000,000 after expenses, and warrants to purchase up to 546,283 shares of its common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by the Company if, among other things, the volume weighted average trading price of the Company’s common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. As of September 30, 2007, the Company charged approximately $3,079,000 for fees and costs related to this private placement to its additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
On July 26, 2007, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. This registration statement was declared effective by the SEC on October 19, 2007. The Company is obligated to use its commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If the Company fails to satisfy this requirement, it is obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” the Company has determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, the Company has not recorded a liability for this contingent obligation as of September 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
NOTE O — Customs Duties
The Company received a request for information dated April 16, 2007 from the U.S. Bureau of Customs and Border Protection (“CBP”) concerning the Company’s importation of products remanufactured at the Company’s Malaysian facilities. In response to the CBP’s request, the Company began an internal review, with the assistance of customs counsel, of its custom duties procedures. During this review process, the Company identified a potential exposure related to the omission of certain cost elements in the appraised value of used alternators and starters, which were remanufactured in Malaysia and returned to the United States since June 2002.
The Company provided a prior disclosure letter dated June 5, 2007 to the customs authorities in order to provide more time to complete its internal review process. This prior disclosure letter also provides the Company the opportunity to self report any underpayment of customs duties in prior years which could reduce financial penalties, if any, imposed by the CBP.
The Company has until December 7, 2007 to respond to the CBP with the final results of its internal review. The Company has currently determined that it is probable that the CBP will make a claim for additional duties, fees, and interest on the value of remanufactured units shipped back to the Company during the period from June 5, 2002 to September 30, 2007. As a result, the Company has accrued $1,450,000 as of September 30, 2007, representing the estimated value of the claim.
The ultimate outcome of the CBP review of the results of the Company’s review process is not yet known. While the Company intends to vigorously defend its amended classification of these imported units, it is possible the CBP may assess a claim other than the amount accrued.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2007 consolidated financial statements included in our Annual Report on Form 10-K/A Amendment No. 2 filed on October 19, 2007.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, our ability to renew the contract with our largest customer that is scheduled to expire in August 2008 and the terms of any such renewal, the increasing demands on our working capital, including the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the material weaknesses in our internal controls over financial reporting, the outcome of the existing review of our custom duties payments and procedures, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles, or GAAP. Our significant accounting policies are discussed in detail below, in Note B to our unaudited consolidated financial statements included in this Form 10-Q and our consolidated financial statements included in our Annual Report on Form 10-K/A Amendment No. 2 filed on October 19, 2007.
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
Inventory
Non-core Inventory
Non-core inventory is comprised of non-core raw materials, the non-core value of work-in-process and the non-core value of finished goods. Used Cores, the Used Core value of work-in-process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described below.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.
Non-core work in process is in various stages of production, is on average 50% complete and is valued at 50% of the cost of a finished good. Non-core work in process inventory historically comprises less than 3% of the total non-core inventory balance.
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense them as period costs as required in Financial Accounting Standards Board (FASB) Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“FAS 151”). For the six months ended September 30, 2007, costs of approximately $1,057,000 were considered abnormal and thus excluded from the cost calculation.
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
The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in management’s judgment, impact our ability to sell or liquidate potentially excess or obsolete inventory.
We apply the guidance provided by the Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor (“EITF 02-16”), by recording vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.
Inventory Unreturned
Inventory Unreturned represents our estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that we expect to be returned, under our general right of return policy, after the balance sheet date. The inventory unreturned balance includes only the added unit value of a finished good (as previously mentioned, all cores are classified separately as long term assets). The return rate is calculated based on expected returns within a normal operating cycle, which is one year. Hence, the related amounts are classified in current assets.
Inventory unreturned is valued in the same manner as our finished goods inventory.
Long-term Core Inventory
Long-term core inventory consists of:
•	Used Cores purchased from core brokers and held in inventory at our facilities,

•	Used Cores returned by our customers and held in inventory at our facilities,

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
•	Used Cores expected to be returned by our customers and held at customer locations. Used Cores that have been returned by end-users to customers but have not yet been returned to us are classified as Remanufactured Cores until they are physically received by us,

•	Remanufactured Cores held in finished goods inventory at our facilities; and

•	Remanufactured Cores held at customer locations as a part of the finished goods sold to the customer. For these Remanufactured Cores, we expect the finished good containing the Remanufactured Core to be returned under our general right of return policy or a similar Used Core to be returned to us by the customer, in each case, for credit.
Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchases are made in arms length transactions.
Long-term core inventory recorded at average purchase price is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. We must purchase these Used Cores from core brokers because our customers do not have a sufficient supply of these newer Used Cores available for the core exchange program.
Approximately 15% to 25% of Used Cores are obtained in core broker transactions and are valued based on average purchase price. The average purchase price of Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to our core exchange program.
Long-term core inventory is recorded at the lower of cost or market value. In the absence of sufficient recent purchases, we use core broker price lists to assess whether Used Core cost exceeds Used Core market value on an item by item basis. The primary reason for the insufficient recent purchases is that we obtain most of our Used Core inventory from the customer core exchange program.
In the fourth quarter of fiscal 2007, we reclassified all of our core inventories to a long-term asset account. The determination of the long-term classification was based on our view that the value of the cores is not consumed or realized in cash during our normal operating cycle, which is one year for most of the cores recorded in inventory. According to ARB No. 43, current assets are defined as “assets or other resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” We do not believe that core inventories, which we classify as long-term, are consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect the core inventories to be consumed, and thus we do not expect to realize cash, until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
At least annually, and as often as quarterly, reconciliations and confirmations are performed to determine that the number of Remanufactured Cores purchased, but retained at the customer location remains sufficient to support the amounts recorded in the long-term core inventory deposit account. At the same time, the mix of Remanufactured Cores is reviewed to determine that the aggregate value of Remanufactured Cores in the account has not changed during the reporting period. The Company evaluates the cost of Remanufactured Cores supporting the aggregate long-term core inventory deposit account each quarter. If the Company identifies any permanent reduction in either the number or the aggregate value of the Remanufactured Core inventory mix held at the customer location, the Company will record a reduction in the long-term core inventory deposit account during that period.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Nominal price Remanufactured Cores: We invoice other customers for the Remanufactured Core portion of product shipped at a nominal Remanufactured Core price. Unlike the full price Remanufactured Cores, we only recognize revenue from nominal Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when we believe that we have met all of the following criteria:
•	We have a signed agreement with the customer covering the nominally priced Remanufactured Cores not expected to be sent back under the core exchange program, and the agreement must specify the number of Remanufactured Cores our customer will pay cash for in lieu of sending back a similar Used Core under our core exchange program and the basis on which the nominally priced Remanufactured Cores are to be valued (normally the average price per Remanufactured Core stipulated in the agreement).

•	The contractual date for reconciling our records and customer’s records of the number of nominally priced Remanufactured Cores not expected to be replaced by similar Used Cores sent back under our core exchange program must be in the current or a prior period.

•	The reconciliation must be completed and agreed to by the customer.

•	The amount must be billed to the customer.
Deferral of Core Revenue. As noted previously, we have in the past and may in the future agree to buy back Remanufactured Cores from certain customers. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of Remanufactured Core buybacks, we have now decided to defer core revenue from these customers until there is no expectation that sales allowances associated with Remanufactured Core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. At September 30, 2007 and March 31, 2007, Remanufactured Core revenue of $2,387,000 and $1,575,000, respectively, was deferred.
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
Accounting for Deferred Taxes
The valuation of deferred tax assets and liabilities is based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS No. 109, “Accounting for Income Taxes.” As of September 30, 2007 and 2006 management determined that no valuation allowance was necessary for deferred tax assets.
Financial Risk Management and Derivatives
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our growing operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate this currency risk, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. We had foreign exchange contracts with a U.S. dollar equivalent notional value of $4,425,000 and $2,716,000 and materially the same nominal fair value at September 30, 2007 and 2006, respectively. These contracts expire in a year or less. Any changes in the fair value of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For the six months ended September 30, 2007 and 2006, the net effect of the foreign exchange contracts was to decrease general and administrative expenses by $55,000 and an increase in general and administrative expenses of $115,000, respectively.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Results of Operations for the six months ended September 30, 2007 and 2006
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Six Months Ended
	September 30,
	2007	2006
Gross profit percentage	26.6%	16.9%
Cash flow used in operations	$(15,760,000)	$(14,518,000)
Finished goods turnover (annualized) (1)	5.9	4.5
Annualized return on equity (2)	8.6%	(0.7)%

(1)	Annualized finished goods turnover for the six months ended September 30, 2007 and 2006 is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory for each six month period. We believe this provides a useful measure of our ability to turn production into revenues. For the six months ended September 30, 2006, the calculation excludes pay-on-scan inventory.

(2)	Annualized return on equity is computed as net income for the six months ended September 30, 2007 and 2006 multiplied by 2 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably. The calculation for the six months ended September 30, 2006 reflects the impact of the termination of the POS arrangement, the $8,062,000 write-down of our long-term core deposit and the corresponding reduction in net sales.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Six Months Ended
	September 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	73.4	83.1

Gross profit	26.6	16.9
Operating expenses:
General and administrative	13.7	10.1
Sales and marketing	2.5	3.2
Research and development	0.8	1.1

Operating income	9.6	2.5
Interest expense — net of interest income	4.6	3.0
Income tax expense (benefit)	2.0	(0.2)

Net income (loss)	3.0	(0.3)

Net Sales. Net sales for the six months ended September 30, 2007 decreased by $2,329,000 or 3.3%, to $69,260,000 from the net sales for the six months ended September 30, 2006 of $71,589,000. Our gross sales for the six months ended September 30, 2007 decreased by $8,308,000 or 8.3% from gross sales in the six months ended September 30, 2006. While we had higher sales to existing customers during the six months ended September 30, 2007, this increase was more than offset by the impact of the termination of our POS arrangement that occurred during the six months ended September 30, 2006. Gross sales for the six months ended September 30, 2006 included the sale of products previously shipped on a POS basis totaling $19,795,000. This increase in gross sales for the six months ended September 30, 2006 was offset by the $8,062,000 sales incentive associated with the write-down we made to

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
our long-term core deposit account that reduced net sales by a comparable amount. Excluding the impact of the termination of our POS arrangement, our sales for the six months ended September 30, 2007 increased by $3,425,000 or 3.9% due primarily to higher sales to our existing customers. Our gross sales were offset by marketing allowances of $11,500,000 for the six months ended September 30, 2007, a decrease of $210,000 or 1.8%, from $11,710,000 for the six months ended September 30, 2006. Our net sales for the six months ended September 30, 2007 were positively impacted by the $6,097,000 decrease in the allowance for customer returns (which also reduce gross sales) from $17,323,000 for the six months ended September 30, 2006 to $11,226,000 for the six months ended September 30, 2007. This decrease was primarily due to lower stock adjustment returns expected at September 30, 2007 compared to those expected at September 30, 2006. Our anticipated returns at September 30, 2006 were significantly higher as a result of the increased sales volumes to new customers during that period and the sale of goods previously shipped on a POS basis.
Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased for the six months ended September 30, 2007 to 73.4% from 83.1% for the six months ended September 30, 2006 resulting in a corresponding increase in our gross profit percentage to 26.6% in the six months ended September 30, 2007 from 16.9% in the six months ended September 30, 2006. The increase in the gross profit percentage was primarily due to the decrease in marketing allowances and the allowance for customer returns (as noted in the preceding paragraph) which effectively increased our net sales for the six months ended September 30, 2007. In addition, our gross profit percentage was favorably impacted by the lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when compared to the six months ended September 30, 2006. Our gross profit increase was partly offset by the recording of a customs duties accrual of $1,450,000 for the six months ended September 30, 2007.
General and Administrative. Our general and administrative expenses for the six months ended September 30, 2007 were $9,513,000, which represents an increase of $2,311,000 or 32.1% from the general and administrative expense for the six months ended September 30, 2006 of $7,202,000. This increase was primarily due to increases in the following expenses that were incurred in the six months ended September 30, 2007: (i) $604,000 of severance and other related expenses, (ii) $666,000 of increased audit fees, (iii) $406,000 of increased expenses incurred to meet the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”), (iv) $216,000 of increased general and administrative expenses at our Mexico facility due primarily to the ramp-up of activities at that facility and (v) a $159,000 increase in our bad debt reserve primarily resulting from the forced closure of one of our smaller customers. In addition, our general and administrative expenses in the six months ended September 30, 2006 were reduced by the recording of the shareholder note receivable of $682,000 for reimbursement of indemnification costs. These increases in general and administrative expenses were partly offset by the $385,000 of decreased compensation expenses associated with our recognition under SFAS No. 123 (revised 2004), “Share-Based Payment” of stock option compensation expense. These increases were partially offset by changes in the value of our foreign exchange contracts which decreased general and administrative expenses by $55,000 during the six months ended September 30, 2007 and increased our general and administrative expenses by $115,000 during the six months ended September 30, 2006.
Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2007 decreased $599,000 to $1,726,000 from $2,325,000 for the six months ended September 30, 2006. The sales and marketing expenses for the six months ended September 30, 2006 included the accrual of $526,000 related to changeover expenses incurred in connection with a new customer.
Research and Development. Our research and development expenses decreased by $207,000, or 27.3%, to $550,000 for the six months ended September 30, 2007 from $757,000 for the six months ended September 30, 2006. This decrease was primarily due to the expense incurred in the six months ended September 30, 2006 related to the development of new diagnostic equipment for our Mexico and Malaysia facilities.
Interest Expense. For the six months ended September 30, 2007, interest expense, net of interest income was $3,186,000. This represents an increase of $1,049,000 over interest expense, net of interest income of $2,137,000 for the six months ended September 30, 2006. This increase was principally attributable to the increase in the amount of receivables that were discounted under our factoring agreements and the increase in the average days over which the receivables were factored associated with the extended payment terms we have provided certain of our customers.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Income Tax. For the six months ended September 30, 2007 and 2006, we recognized income tax expense of $1,412,000 and a tax benefit of $124,000, respectively. As a result of our fiscal 2007 loss, we have a net operating loss carryforward of approximately $1,921,000 that can be used to reduce future tax payments.
Results of Operations for the three months ended September 30, 2007 and 2006
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	September 30,
	2007	2006
Gross profit percentage	24.4%	11.2%
Cash flow from (used in) operations	$3,987,000	$(7,379,000)
Finished goods turnover (annualized) (1)	6.4	5.7
Annualized return on equity (2)	3.9%	(13.1)%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues. For the three months ended September 30, 2006, the calculation excludes pay-on-scan inventory.

(2)	Annualized return on equity is computed as net income (loss) for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably. The calculation for the three months ended September 30, 2006 reflects the impact of the termination of the POS arrangement, the $8,062,000 write-down of our long-term core deposit and the corresponding reduction in net sales.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	September 30,
	2007	2006
Net sales	100.0%	100.0%
Cost of goods sold	75.6	88.8

Gross profit	24.4	11.2
Operating expenses:
General and administrative	14.0	10.9
Sales and marketing	2.4	3.2
Research and development	0.8	0.8

Operating income (loss)	7.2	(3.7)
Interest expense — net of interest income	4.6	3.0
Income tax expense (benefit)	1.3	(2.7)

Net income (loss)	1.3	(4.0)

Net Sales. Net sales for the three months ended September 30, 2007, decreased by $10,346,000 or 23.4%, to $33,819,000 from the net sales for the three months ended September 30, 2006 of $44,165,000. Our gross sales for the three months ended September 30, 2007 decreased by $15,505,000 or 24.7% from gross sales in the three months ended September 30, 2006 primarily as the result of the termination of our POS arrangement during the three months ended September 30, 2006. Our gross sales for the three months ended September 30, 2006 included the sale

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
of products previously shipped on a POS basis totaling $19,795,000. This increase in gross sales for the three months ended September 30, 2006 was offset by the $8,062,000 sales incentive associated with the write-down we made to our long-term core deposit account that reduced net sales by a comparable amount. Excluding the impact of the termination of our POS arrangement, our sales for the three months ended September 30, 2007 decreased by $3,772,000 or 7.4%, due primarily to lower sales to existing customers. Our gross sales were offset by marketing allowances of $5,996,000 for the three months ended September 30, 2007, a decrease of $1,173,000 or 16.4%, from $7,169,000 for the three months ended September 30, 2006. The marketing allowances for the three months September 30, 2006 included the front-loaded marketing allowances of $2,600,000 to our new and existing customers. Our net sales for the three months ended September 30, 2007 were positively impacted by the $4,171,000 decrease in the allowance for customer returns (which also reduce gross sales) from $11,642,000 for the three months ended September 30, 2006 to $7,471,000 for the three months ended September 30, 2007. The decrease in the allowance for customer returns was primarily due to lower stock adjustment returns expected at September 30, 2007 compared to those expected at September 30, 2006. Our anticipated returns at September 30, 2006 were significantly higher as a result of the increased sales volumes to new customers during that period and the sale of goods previously shipped on a POS basis.
Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased for the three months ended September 30, 2007 to 75.6% from 88.8% for the three months ended September 30, 2006 resulting in a corresponding increase in our gross profit percentage to 24.4% in the three months ended September 30, 2007 from 11.2% in the three months ended September 30, 2006. The increase in the gross profit percentage was primarily due to the decrease in marketing allowances and the allowance for customer returns (as noted in the preceding paragraph) which effectively increased our net sales for the three months ended September 30, 2007. In addition, our gross profit percentage was favorably impacted by the lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when compared to the three months ended September 30, 2006. Our gross profit increase was partly offset by the recording of a customs duties accrual of $1,450,000 in the three months ended September 30, 2007.
General and Administrative. Our general and administrative expenses for the three months ended September 30, 2007 were $4,725,000, which represents a decrease of $87,000 or 1.8%, from the general and administrative expense for the three months ended September 30, 2006 of $4,812,000. This decrease was due primarily to the decrease of $548,000 in compensation expenses associated with our recognition under SFAS No. 123 (revised 2004), “Share-Based Payment” of stock option compensation expense. This decrease was partly offset by increases in the following expenses during the three months ended September 30, 2007: (i) $169,000 of severance and other related expenses, (ii) $160,000 of increased audit fees, and (iii) $83,000 of increased general and administrative expenses at our Mexico facility.
Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2007 decreased $623,000 to $797,000 from $1,420,000 for the three months ended September 30, 2006. The sales and marketing expenses for the three months ended September 30, 2006 included the accrual of $526,000 related to changeover expenses incurred in connection with a new customer. In addition, the compensation expense for sales and marketing personnel were lower by $74,000 for the three months ended September 30, 2007 compared to the three months ended September 30, 2006.
Research and Development. Our research and development expenses decreased by $66,000, or 19.4%, to $275,000 for the three months ended September 30, 2007 from $341,000 for the three months ended September 30, 2006. This decrease was primarily due to the expense incurred in the three months ended September 30, 2006 related to the development of new diagnostic equipment for our Mexico and Malaysia facilities.
Interest Expense. For the three months ended September 30, 2007, interest expense, net of interest income was $1,543,000. This represents an increase of $228,000 over interest expense, net of interest income of $1,315,000 for the three months ended September 30, 2006. This increase was principally attributable to the increase in the amount of receivables that were discounted under our factoring agreements and the increase in the average days over which the receivables were factored associated with the extended payment terms we have provided certain of our customers.
Income Tax. For the three months ended September 30, 2007, we recognized income tax expense of $439,000 and an income tax benefit of $1,179,000 for the three months ended September 30, 2006. As a result of our fiscal 2007

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
loss, we have a net operating loss carryforward of approximately $1,921,000 that can be used to reduce future tax payments.
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
We believe the proceeds from our recent private placement together with amounts available under our amended bank credit facility and our cash and short term investments on hand should be sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next year.
Working Capital and Net Cash Flow
At September 30, 2007, we had working capital of $11,254,000, a ratio of current assets to current liabilities of 1.3:1, and cash of $1,345,000, which compares to a negative working capital of $26,746,000, a ratio of current assets to current liabilities of 0.7:1, and cash of $349,000 at March 31, 2007. The significant improvement in our working capital was due primarily to our recently-completed private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $37,000,000. The proceeds from this private placement were used to repay the borrowed amounts under our line of credit and to reduce our accounts payable balances.
Net cash used in operating activities was $15,760,000 for the six months ended September 30, 2007 compared to $14,518,000 for the three months ended September 30, 2006. The most significant changes in operating activities for the three months ended September 30, 2007 were the reduction in accounts payable and accrued liabilities of $20,418,000, the increase in accounts receivables of $6,440,000, the increase in our long-term core inventory of $1,750,000, partly offset by a decrease in our on-hand non-core inventory of $5,712,000. Inventory levels were reduced through our concerted effort to improve inventory turns and to reduce excess inventory levels. These initiatives will continue in the future but the impact on inventory levels may be less material for the remainder of fiscal 2008.
Net cash used in investing activities totaled $991,000 in the six months ended September 30, 2007. These investing activities were primarily related to capital expenditures of $891,000 made in conjunction with our new manufacturing facility in Mexico. We expect to continue to use cash in investing activities during fiscal 2008.
Net cash provided by financing activities was $17,704,000 in the six months ended September 30, 2007. In May 2007, we completed a private placement of our common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $37,000,000. For the six months ended September 30, 2007, we charged approximately $3,079,000 of fees and costs related to this private placement to additional paid-in-capital. The net proceeds from this private placement were substantially used to repay the borrowed amounts under our line of credit and reduce our accounts payable balances.
Capital Resources
Equity Transaction
On May 23, 2007, we completed the sale of 3,641,909 shares of our common stock and warrants to purchase up to 546,283 shares of our common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by us if, among other things, the volume weighted average trading price of our common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. As of September 30, 2007, we charged approximately $3,079,000 of fees and costs related to this

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
private placement to additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.
On July 26, 2007, we filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. This registration statement was declared effective by the SEC on October 19, 2007. We are obligated to use our commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If we fail to satisfy this requirement, we are obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, (“FSP EITF 00-19-2”), we have determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, we have not recorded a liability for this contingent obligation as of June 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
Line of Credit
In April 2006, we entered into an amended credit agreement with our bank that increased our credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008, and changed the manner in which the margin over the benchmark interest rate was calculated. Starting June 30, 2006, the line of credit bears interest at a base rate per annum plus an applicable margin based on our leverage ratio.
In connection with the April 2006 amendment to our credit agreement, we also agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00, as of the last day of the previous fiscal quarter. A fee of $125,000 is charged by the bank in connection with the April 2006 amendment. The amendment completion fee is payable in three installments of $41,666. The first payment was made on the date of the amendment to the credit agreement, the second was made in the fourth quarter of fiscal 2007 and the third is to be paid on or before February 1, 2008. The fee was deferred and is being amortized on a straight-line basis over the remaining term of the credit facility.
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
In November 2006, the bank credit agreement was further amended to eliminate the impact of a $8,062,000 reduction in the carrying value of the long-term core deposit account that was made in connection with the termination of our pay-on-scan (“POS”) arrangement with our largest customer, for purposes of determining our compliance with the minimum cash flow covenant, and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
In August 2007, the bank credit agreement was further amended to reduce the minimum level of cash flow for each trailing twelve months and to reduce the fixed charge coverage ratio. These changes were effective June 30, 2007. As a result of this amendment we were in compliance with all our bank covenants.
On October 24, 2007, we entered into an amended and restated credit agreement (the “New Credit Agreement”) with our bank. While many provisions of the prior bank credit agreement were retained in the New Credit Agreement, the New Credit Agreement eliminated two financial covenants and modified other covenants. Under the New Credit Agreement, the bank will continue to provide us with a revolving loan (the “Revolving Loan”) of up to $35,000,000, including obligations under outstanding letters of credit, which may not exceed $7,000,000. The New Credit Agreement will expire on October 1, 2008. The New Credit Agreement was effective as of the last day of the fiscal quarter ended September 30, 2007.
The bank holds a security interest in substantially all of our assets. At September 30, 2007, we had borrowed $3,900,000 under the Revolving Loan and reserved $4,126,000 of the Revolving Loan primarily for standby letters of credit for worker’s compensation insurance.
The New Credit Agreement, among other things, continues to require us to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and includes a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer the Company’s CEO.
We were in compliance with all financial covenants under the New Credit Agreement as of September 30, 2007.
Borrowings under the Revolving Loan bear interest at a base rate per annum plus an applicable margin which fluctuates as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by us	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
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
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers and their respective banks. Under this program, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The discount has averaged 5.0% during the six months ended September 30, 2007 and has allowed us to accelerate collection of receivables

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
aggregating $44,083,000 by an average of 264 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the six months ended September 30, 2007 was 6.6%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $2,475,000 during the six months ended September 30, 2007. These interest costs will increase as interest rates rise, as utilization of this discounting arrangement expands and as the discount period is extended to reflect the more favorable payment terms we have provided to certain customers.
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
In March 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of September 30, 2007 and March 31, 2007, approximately $4,820,000 and $5,613,000, respectively, of credits remain to be issued. The customer is obligated to purchase the Remanufactured or Used Cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term core inventory deposit account for the value of the Remanufactured Core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated Remanufactured Core inventory value. As of September 30, 2007 and March 31, 2007, the long-term core inventory deposit related to this agreement was approximately $2,379,000 and $1,938,000, respectively.
In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the largest automobile manufacturers in the world to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We expanded our operations and built-up our inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, we also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in the each of the second quarter of fiscal 2007 and 2008. The remaining $1,200,000 is scheduled to be issued in two annual payments of $600,000 in each of the second fiscal quarter of fiscal 2009 and 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.
In July 2006, we entered into an agreement with a new customer to become its primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, the agreement was amended to eliminate our obligation to acquire this Remanufactured Core inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Certain promotional allowances were earned by the customer on an accelerated basis during the first year of the agreement.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Capital Expenditures and Commitments
Our capital expenditures were $891,000 for the six months ended September 30, 2007. A significant portion of these expenditures relate to our Mexico production facility. The amount and timing of capital expenditures may vary depending on the final build-out schedule for the Mexico production facility as well as the logistics facility. We expect our fiscal 2008 capital expenditure to be in the range of $3.5 million to $4.5 million. These capital expenditures will be financed by our working capital.
Contractual Obligations
The following summarizes our contractual obligations and other commitments as of September 30, 2007, and the effect such obligations could have on our cash flow in future periods:

		Payments Due by Period
		Less than		1 to 3	4 to 5	After 5
Contractual obligations	Total	1 year		years	years	years

Line of Credit	$3,900,000	$3,900,000		$—	$—	$—
Capital (Finance) Lease Obligations	5,452,000	1,976,000		3,223,000	253,000	—
Operating Lease Obligations	18,708,000	1,653,000	*	5,549,000	5,072,000	6,434,000
Remanufactured Core Purchase Obligations	6,157,000	1,486,000	*	4,588,000	24,000	59,000
Other Long-Term Obligations	19,559,000	5,238,000	*	10,166,000	3,105,000	1,050,000

Total	$53,776,000	$14,253,000		$23,526,000	$8,454,000	$7,543,000

*	Represents six months of obligations in fiscal year 2008.
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
Customer Concentration
We are substantially dependent upon sales to our major customers. During the six months ended September 30, 2007 and 2006, sales to our five largest customers constituted approximately 94% and 96% of our net sales, respectively. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, Remanufactured Core purchase commitments, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
Offshore Remanufacturing
The majority of our remanufacturing operations including core receipt, sorting and storage are now conducted at our remanufacturing facilities in Tijuana, Mexico and Malaysia. We also operate a shipping and receiving warehouse and testing facility in Singapore. These foreign operations have quality control standards similar or identical to those currently implemented at our remanufacturing facilities in Torrance, California. Our foreign operations are growing in importance as we take advantage of lower production costs, and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. In the six months ended September 30, 2007 and 2006, our foreign operations produced approximately 86% and 61%, respectively, of our total production. Finished goods storage and distribution are currently performed at our facility in Torrance. We continue to transition the remaining warehousing and shipping/receiving operations currently conducted in Torrance to our facilities in Mexico. By the end of fiscal 2008, we expect that approximately 95% of our remanufactured units will be produced outside the United States.
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
Based upon the terms of agreements we had previously entered into with Mr. Richard Marks, we paid the costs he incurred in connection with the SEC and United States Attorney’s Office investigations. Following the conclusion of these investigations, we sought reimbursement from Mr. Marks of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement Mr. Marks is obligated to pay us $682,000 on January 15, 2008 and to pay interest at the prime rate plus one percent on June 15, 2007 and January 15, 2008. Mr. Marks made the June interest payment on June 22, 2007. In June 2006, we recorded a shareholder note receivable for the $682,000 Mr. Marks owes us. The note is classified in shareholders’ equity as it is collateralized by our common stock. Mr. Marks has pledged 80,000 shares of our common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he is required to pledge additional stock so as to maintain no less than the 125%

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
coverage level. The settlement with Mr. Marks was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel.
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
Customs Duties
We received a request for information dated April 16, 2007 from the U.S. Bureau of Customs and Border Protection (“CBP”) concerning our importation of products remanufactured at our Malaysian facilities. In response to the CBP’s request, we began an internal review, with the assistance of customs counsel, of our custom duties procedures. During this review process, we identified a potential exposure related to the omission of certain cost elements in the appraised value of used alternators and starters, which were remanufactured in Malaysia and returned to the United States since June 2002.
We provided a prior disclosure letter dated June 5, 2007 to the customs authorities in order to provide more time to complete our internal review process. This prior disclosure letter also provides us with the opportunity to self report any underpayment of customs duties in prior years which could reduce financial penalties, if any, imposed by the CBP.
We have until December 7, 2007 to respond to the CBP with the final results of our internal review. We have currently determined that it is probable that the CBP will make a claim for additional duties, fees, and interest on the value of remanufactured units shipped back to us during the period from June 5, 2002 to September 30, 2007. As a result, we accrued $1,450,000 as of September 30, 2007, representing the estimated value of the claim.
The ultimate outcome of the CBP review of the results of our review process is not yet known. While we intend to vigorously defend our amended classification of these imported units, it is possible the CBP may assess a claim other than the amount accrued.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Our primary interest rate exposure relates to our outstanding line of credit and receivables discount arrangements which have interest costs that vary with interest rate movements. Our $35,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. Based upon the $3,900,000 that was outstanding under our line of credit as of September 30, 2007, an increase in interest rates of 1% would increase our annual net interest expense by $39,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
We are exposed to foreign currency exchange risk inherent in our anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian ringit, the Singapore dollar, and the Mexican peso. Our total foreign assets were $7,002,000 and $6,422,000 as of September 30, 2007 and March 31, 2007, respectively. In addition, as of September 30, 2007 and March 31, 2007 we had $2,398,000 and $2,573,000, respectively, due from our foreign subsidiaries. While these amounts are eliminated in consolidation, they impact our foreign currency translation gains and losses.
During the six months ended September 30, 2007 and 2006, we have experienced immaterial gains relative to our transactions involving the Malaysian ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. During the six months ended September 30, 2007 and 2006, respectively, we recognized a decrease in general and administrative expenses of $55,000 and an increase in general and administrative expenses of $115,000, respectively, associated with these forward exchange contracts.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring.
Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2007 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting” (ICFR). A material weakness is a deficiency or combination of deficiencies in ICFR such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.
b. Management’s Report on Internal Control Over Financial Reporting
As described in our Annual Report on Form 10-K for the year ended March 31, 2007 filed with the SEC on June 29, 2007, we determined that entity-level controls related to the control environment and control activities did not operate effectively, resulting in material weaknesses in each of these respective COSO components. The deficiency in each of these individual COSO components represents a separate material weakness. These material weaknesses contributed to an environment where there is a more than a remote likelihood that a material misstatement of the interim and annual financial statements could occur and not be prevented or detected.
Because of the material weaknesses and significant deficiency, management assessed that, as of March 31, 2007, we did not maintain effective internal control over financial reporting based on the COSO criteria.
Despite the remediation of certain deficiencies, noted below, management has concluded that our disclosure controls and procedures were still not effective as of September 30, 2007. Based on this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.
c. Changes in Internal Control Over Financial Reporting
Management has established a goal to remediate all material weaknesses in internal control over financial reporting by March 31, 2008, although there can be no assurance that this goal will be attained.
Management has reported to the Audit Committee of our Board of Directors the content of the material weaknesses identified in our assessment. Addressing these weaknesses is a priority of management, and we are in the process of remediating the cited material weaknesses and evaluating the operation of existing and new mitigation controls. Key elements of the remediation effort include, but are not limited to, the following initiatives:
The material weakness in the control environment exists due to the understaffing of the finance and accounting department and their lack of sufficient training and experience.
i)	We are actively recruiting suitably qualified financial reporting personnel, and we have already added sufficient staffing for our revenue recording cycle to provide for adequate coverage and proper segregation of duties. In addition, we established an internal audit and Sarbanes-Oxley compliance function reporting directly to the Audit Committee and recruited and hired a qualified director to manage this function.

ii)	We have instituted training sessions for existing financial reporting and accounting personnel. We are conducting internal training sessions and are requiring completion of continuing professional education for all key financial reporting and accounting personnel. Our internal training includes formal and informal training and orientation on internal controls and the Company’s accounting policies and information systems. This initiative will require time to hire and train personnel and build institutional knowledge to an acceptable level.
The material weakness attributed to the operating effectiveness of control activities included the lack of consistent completion, review and approval of key balance sheet account analyses and reconciliations. To remediate this failure, we have taken following steps:
i)	Although we have increased the extent and scope of our review with existing staff; a senior general accountant and financial analyst are being actively recruited to ensure thorough and consistent completion, review and approval of account analyses and reconciliations.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
ii)	We previously cited and have now remediated the lack of journal entry and supporting documentation review by implementing a new review process.

iii)	We previously cited and have now remediated the appropriate review for the completeness and accuracy of information input to and output from financial reporting and accounting systems by implementing a new review process.

iv)	We previously cited and have now remediated our analysis of intercompany activity and the consolidation of subsidiary financial information. We have now implemented an improved review process. We strengthened the oversight of the accounting operations and transactions at our foreign subsidiaries by performing additional review work. Additionally, we are standardizing our information systems currently by extending the use of our domestic information technology operating system to all operating and accounting functions at our Mexico subsidiary and the inventory control functions at our Malaysia and Singapore subsidiaries, which will soon have use of the accounting functions. We also hired additional tax professionals at our foreign locations to assist us in developing additional internal controls over the recording and disclosure of tax-related accounting issues. Management also performs daily reviews of key metrics on our foreign subsidiaries.

v)	We previously cited and have now remediated our accounting treatment in accordance with GAAP that resulted in restatements to our financial statements. Steps taken to correct the previously issued financial statements included a review of authoritative accounting literature and consultation with accounting experts at the SEC and with external accountants. Upon completion of this review, we corrected our treatment related to accounting for core inventory and revenue recognition.
The material weaknesses attributed to the entity level controls included the failures noted below along with subsequent remediation efforts:
i)	There is lack of documentation in the IT strategy. To remediate this failure, our Vice President of IT consults with and reviews IT projects on a regular basis with our Chief Financial Officer; and remediation efforts are in place to develop a more formalized IT strategy policy.

ii)	We previously cited and have now begun remediation of an asset protection program through the addition of our internal audit function that will include enhanced test work to aid in the safeguarding of assets.

iii)	There is a lack of comprehensive accounting policies and procedures. To remediate this failure, while not comprehensive, key accounting policies and procedures are communicated through job descriptions, individual trainings, checklists, white papers on accounting treatments and other supplementary informal documentation. Management does not expect to have a comprehensive accounting manual for all positions completed by March 31, 2008, but believes that the aforementioned compensating controls, while not optimal are sufficient.

iv)	There is a lack of comprehensive human resources policies and procedures. To remediate this failure, management is in process of preparing human resources policies and procedures manual and an updated employee manual that will be distributed prior to March 31, 2008.

v)	The Audit Committee failed to conduct a self assessment of their effectiveness, but plans on conducting this prior to March 31, 2008. The addition of the internal audit director has provided additional support to our Audit Committee which has oversight responsibility for our internal control over financial reporting.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
On May 23, 2007, we completed the sale of 3,641,909 shares of our common stock at a price of $11.00 per share, resulting in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of approximately $37,000,000, and five-year warrants to purchase up to 546,283 shares of our common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors pursuant to an exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. The warrants are callable by us if, among other things, the volume weighted average trading price of our common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. As of September 30, 2007, we charged approximately $3,079,000 of fees and costs related to this private placement to additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.
The net proceeds have been used to repay the entire outstanding loan balance on our bank credit facility and reduce our accounts payable.
On July 26, 2007, we filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. This registration statement was declared effective by the SEC on October 19, 2007. We are obligated to use our commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If we fail to satisfy this requirement, we are obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FSP EITF 00-19-2, we have determined that as of the date of this filing, the payment of such liquidated damages is not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, we have not recorded a liability for this contingent obligation as of September 30, 2007. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
Limitation on Payment of Dividends – The New Credit Agreement prohibits the declaration or payment of any dividend in respect of stock or the stock of any of our subsidiaries other than dividends payable in the capital stock of the Company.
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

MOTORCAR PARTS OF AMERICA, INC
Dated: November 9, 2007	By:	/s/ Mervyn McCulloch
Mervyn McCulloch
Chief Financial Officer