Form 10-Q
period 2007-12-31
MOTORCAR PARTS  AMERICA INC
filed 2008-02-11
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007

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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
There were 12,070,555 shares of Common Stock outstanding at February 4, 2008.

MOTORCAR PARTS OF AMERICA, INC.

MOTORCAR PARTS OF AMERICA, INC.
GLOSSARY
The following terms are frequently used in the text of this report and have the meanings indicated below.
“Used Core” — An alternator or starter which has been used in the operation of a vehicle. The Used Core is an original equipment (“OE”) alternator or starter installed by the vehicle manufacturer and subsequently removed for replacement. Used Cores contain salvageable parts which are an important raw material in the remanufacturing process. We obtain most Used Cores by providing credits to our customers for Used Cores returned to us under our core exchange program. Our customers receive these Used Cores from consumers who deliver a Used Core to obtain credit from our customers upon the purchase of a newly remanufactured alternator or starter. If sufficient Used Cores cannot be obtained from our customers, we will purchase Used Cores from core brokers, who are in the business of buying and selling Used Cores. The Used Cores purchased from core brokers or returned to us by our customers under the core exchange program, and which have been physically received by us, are part of our raw material or work in process inventory included in long-term core inventory.
“Remanufactured Core” — The Used Core underlying an alternator or starter that has gone through the remanufacturing process and through that process has become part of a newly remanufactured alternator or starter. The remanufacturing process takes a Used Core, breaks it down into its component parts, replaces those components that cannot be reused and reassembles the salvageable components of the Used Core and additional new components into a remanufactured alternator or starter. Remanufactured Cores are included in our on-hand finished goods inventory and in the remanufactured finished good product held for sale at customer locations. Used Cores returned by consumers to our customers but not yet returned to us continue to be classified as Remanufactured Cores until we physically receive these Used Cores. All Remanufactured Cores are included in our long-term core inventory or in our long-term core inventory deposit.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2007	March 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash	$464,000	$349,000
Short term investments	1,055,000	859,000
Accounts receivable — net	2,514,000	2,259,000
Non-core inventory— net	31,129,000	32,260,000
Inventory unreturned	4,712,000	3,886,000
Income tax receivable	6,000	1,670,000
Deferred income tax asset	7,232,000	6,768,000
Prepaid expenses and other current assets	1,321,000	1,873,000

Total current assets	48,433,000	49,924,000
Plant and equipment — net	15,932,000	16,051,000
Long-term core inventory—net	45,447,000	42,076,000
Long-term core inventory deposit	22,278,000	21,617,000
Deferred income tax asset	1,817,000	1,817,000
Other assets	445,000	501,000

TOTAL ASSETS	$134,352,000	$131,986,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,974,000	$42,756,000
Accrued liabilities	1,937,000	1,292,000
Accrued salaries and wages	2,836,000	2,780,000
Accrued workers’ compensation claims	2,627,000	3,972,000
Income tax payable	66,000	285,000
Line of credit	—	22,800,000
Deferred compensation	1,057,000	859,000
Deferred income	133,000	133,000
Other current liabilities	522,000	225,000
Current portion of capital lease obligations	1,727,000	1,568,000

Total current liabilities	38,879,000	76,670,000
Deferred income, less current portion	155,000	255,000
Deferred core revenue	2,646,000	1,575,000
Deferred gain on sale-leaseback	1,470,000	1,859,000
Other liabilities	258,000	170,000
Capitalized lease obligations, less current portion	2,889,000	3,629,000

Total liabilities	46,297,000	84,158,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,064,263 and 8,373,122 shares issued and outstanding at December 31, 2007 and March 31, 2007, respectively	121,000	84,000
Additional paid-in capital-common stock	92,461,000	56,241,000
Additional paid-in capital-warrant	1,879,000	—
Shareholder note receivable	(682,000)	(682,000)
Accumulated other comprehensive income	257,000	40,000
Accumulated deficit	(5,981,000)	(7,855,000)

Total shareholders’ equity	88,055,000	47,828,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$134,352,000	$131,986,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net sales	$97,443,000	$104,924,000	$28,182,000	$33,334,000
Cost of goods sold	71,509,000	86,955,000	20,694,000	27,479,000

Gross profit	25,934,000	17,969,000	7,488,000	5,855,000
Operating expenses:
General and administrative	15,034,000	12,161,000	5,520,000	4,961,000
Sales and marketing	2,551,000	2,940,000	824,000	614,000
Research and development	852,000	1,131,000	302,000	374,000

Total operating expenses	18,437,000	16,232,000	6,646,000	5,949,000

Operating income (loss)	7,497,000	1,737,000	842,000	(94,000)
Interest expense — net of interest income	4,444,000	4,019,000	1,257,000	1,883,000

Income (loss) before income tax expense (benefit)	3,053,000	(2,282,000)	(415,000)	(1,977,000)
Income tax expense (benefit)	1,179,000	30,000	(232,000)	151,000

Net income (loss)	$1,874,000	$(2,312,000)	$(183,000)	$(2,128,000)

Basic net income (loss) per share	$0.17	$(0.28)	$(0.02)	$(0.25)

Diluted net income (loss) per share	$0.16	$(0.28)	$(0.02)	$(0.25)

Weighted average number of shares outstanding:
— basic	11,341,291	8,340,731	12,061,087	8,365,288

— diluted	11,724,168	8,340,731	12,061,087	8,365,288

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$1,874,000	$(2,312,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,154,000	1,758,000
Amortization of deferred gain on sale-leaseback	(389,000)	(389,000)
Provision for inventory reserves	699,000	425,000
Provision for (recovery of) doubtful accounts	264,000	(11,000)
Recovery of customer payment discrepancies	(148,000)	(460,000)
Deferred income taxes	(469,000)	(407,000)
Share-based compensation expense	856,000	1,279,000
Impact of tax benefit on APIC pool	(153,000)	—
Shareholder note receivable	—	(682,000)
Loss on disposal of assets	45,000	—
Changes in assets and liabilities:
Accounts receivable	(370,000)	8,685,000
Non-core inventory	438,000	(1,343,000)
Inventory unreturned	(826,000)	(6,885,000)
Income tax receivable	1,668,000	(1,313,000)
Prepaid expenses and other current assets	572,000	(1,385,000)
Other assets	58,000	(14,000)
Accounts payable and accrued liabilities	(15,449,000)	18,307,000
Income tax payable	(224,000)	(627,000)
Deferred compensation	198,000	87,000
Deferred income	(100,000)	(100,000)
Credit due customer	—	(1,793,000)
Deferred core revenue	1,071,000	—
Long-term core inventory	(3,371,000)	—
Long-term core inventory deposit	(661,000)	(20,038,000)
Other current liabilities	365,000	(358,000)

Net cash used in operating activities	(11,898,000)	(7,576,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,357,000)	(3,387,000)
Change in short term investments	(140,000)	(90,000)

Net cash used in investing activities	(1,497,000)	(3,477,000)
Cash flows from financing activities:
Borrowings under line of credit	30,700,000	36,836,000
Repayments under line of credit	(53,500,000)	(24,736,000)
Net payments on capital lease obligations	(1,224,000)	(1,145,000)
Exercise of stock options	187,000	225,000
Excess tax benefit from employee stock options exercised	115,000	166,000
Proceeds from issuance of common stock and warrants	40,133,000	—
Stock issuance costs	(3,156,000)	—
Impact of tax benefit on APIC pool	153,000	—

Net cash provided by financing activities	13,408,000	11,346,000
Effect of exchange rate changes on cash	102,000	152,000

Net increase in cash	115,000	445,000
Cash — Beginning of period	349,000	400,000

Cash — End of period	$464,000	$845,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,458,000	$3,910,000
Income taxes, net of refunds	(381,000)	1,995,000
Non-cash investing and financing activities:
Property acquired under capital lease	$644,000	$307,000
Shareholder note receivable	$—	$682,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2007 and 2006
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 31, 2007 are not necessarily indicative of the results that may be expected for the year ending March 31, 2008. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended March 31, 2007, which are included in the Company’s Annual Report on Form 10-K/A Amendment No. 2 filed with the Securities and Exchange Commission (“SEC”) on October 19, 2007.
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
The Company obtains used alternators and starters, commonly known as Used Cores, primarily from its customers as trade-ins. It also purchases Used Cores from core brokers. The Company’s customers grant credit to consumers when a Used Core is returned to them, and the Company in turn provides a credit to its customer upon return of the Used Core to the Company. These Used Cores contain salvageable parts which are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, United States, Singapore and Malaysia. In addition, the Company utilizes third party warehouse distribution centers in Fairfield, New Jersey and Springfield, Oregon.
The Company’s warehouse distribution facility in Nashville, Tennessee was closed in the second quarter of fiscal 2008. The Company sub-leased this facility for the remainder of its lease term. In third quarter of fiscal 2008, the Company recorded $109,000 of general and administrative expenses related to the closure and sub-lease of this facility.
In September 2007, the Company exercised its right to cancel the lease of its Torrance, California facility with respect to approximately 80,000 square feet currently utilized for core receipt, storage and packing. This cancellation is effective March 31, 2008. The Company continues to transition the remaining functions to its facilities in Mexico.
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
2. Cash
The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and U.S. dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts translated into U.S. dollars at December 31, 2007 and March 31, 2007 were $146,000 and $347,000, respectively.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
3. Accounts Receivable
The allowance for doubtful accounts is developed based upon several factors including customer credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Accounts receivable are written off only when all collection attempts have failed. The Company does not require collateral for accounts receivable.
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
4. Inventory
     Non-core Inventory
Non-core inventory is comprised of non-core raw materials, the non-core value of work in process and the non-core value of finished goods. Used Cores, the Used Core value of work in process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described below under the caption “Long-term Core Inventory.”
Non-core inventory is stated at the lower of cost or market. The cost of non-core inventory approximates average historical purchase prices paid, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:
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
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses them as period costs as required in Financial Accounting Standards Board (“FASB”) Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“FAS 151”). For the nine months ended December 31, 2007, costs of approximately $1,393,000 were considered abnormal and thus excluded from the cost calculation and charged directly to cost of sales.
The Company provides an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company reviews inventory on a monthly basis to identify excess quantities and part numbers that are experiencing a reduction in demand. In general, part numbers with quantities representing a one to three-year supply are partially reserved for at rates based upon management’s judgment and consistent with historical rates. Any part numbers with quantities representing more than a three-year supply are reserved for at a rate that considers possible scrap and liquidation values and may be as high as 100% if no liquidation market exists for the part.

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
Inventory Unreturned
Inventory Unreturned represents the Company’s estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that the Company expects to be returned after the balance sheet date. Because all cores are classified separately as long term assets, the inventory unreturned balance includes only the added unit value of finished goods. The return rate is calculated based on expected returns within the normal operating cycle of one year. As such, the related amounts are classified in current assets.
Inventory unreturned is valued in the same manner as the Company’s finished goods inventory.
Long-term Core Inventory
Long-term core inventory consists of:
•	Used Cores purchased from core brokers and held in inventory at the Company’s facilities,
•	Used Cores returned by the Company’s customers and held in inventory at the Company’s facilities,
•	Used Cores returned by end-users to customers but not yet returned to the Company are classified as Remanufactured Cores until they are physically received by the Company,

•	Remanufactured Cores held in finished goods inventory at the Company’s facilities; and
•	Remanufactured Cores held at customer locations as a part of finished goods sold to the customer. For these Remanufactured Cores, the Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, in each case, for credit.
Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchases are made in arms length transactions.
Long-term core inventory recorded at average historical purchase prices is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. The Company must purchase these Used Cores from core brokers because its customers do not have a sufficient supply of these newer Used Cores available for the core exchange program.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Commencing in the fourth quarter of fiscal 2007, the Company reclassified all of its core inventories to a long-term asset account. The determination of the long-term classification was based on its view that the value of the cores is not consumed or realized in cash during the Company’s normal operating cycle, which is one year for most of the cores recorded in inventory. According to ARB No. 43, current assets are defined as “assets or other resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The Company does not believe that core inventories, which the Company classifies as long-term, are consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. The Company does not expect the core inventories to be consumed, and thus the Company does not expect to realize cash, until its relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience.
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
At least annually, and as often as quarterly, reconciliations and confirmations are performed to determine that the number of Remanufactured Cores purchased, but retained at the customer locations, remains sufficient to support the amounts recorded in the long-term core inventory deposit account. At the same time, the mix of Remanufactured Cores is reviewed to determine that the aggregate value of Remanufactured Cores in the account has not changed during the reporting period. The Company evaluates the cost of cores supporting the aggregate long-term core inventory deposit account each quarter. If the Company identifies any permanent reduction in either the number or the aggregate value of the Remanufactured Core inventory mix held at the customer location, the Company will record a reduction in the long-term core inventory deposit account during that period.

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
Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. In evaluating this ability, management considers the Company’s long-term agreements with each of its major customers which expire at various dates ranging from August 2008 through December 2012 and the Company’s Remanufactured Core purchase obligations with certain customers that expire at various dates through March 2010. Based on management’s forecast of the Company’s future operating results, management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management periodically compares its forecasts to actual results, and there can be no assurance that the forecasted results will be achieved.
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of April 1, 2007 and has analyzed filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns, as well as all open tax years in these jurisdictions. For analysis under FIN 48, the Company is deemed to primarily conduct business in the United States, specifically in the state of California. The Company’s US federal income tax returns for the periods ended March 31, 2004 through 2006 may still be reviewed at the discretion of the Internal Revenue Service. The Company’s California income tax returns for the tax periods ended March 31, 2003 through 2006 may still be reviewed at the discretion of the California Franchise Tax Board. The Company is not aware of any audits pending or planned by the Internal Revenue Service or the California Franchise Tax Board for these periods.
The Company believes that its income tax filing positions and deductions would be sustained on audit and does not anticipate any adjustments would result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48.
The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income taxes.
For the nine months ended December 31, 2007 and 2006, the Company recognized income tax expense of $1,179,000 and $30,000, respectively. For the three months ended December 31, 2007 and 2006, the Company recognized income tax benefit of $232,000 and income tax expense of $151,000, respectively. As a result of the Company’s fiscal 2007 loss, the Company has a net operating loss carryforward of approximately $1,921,000 recorded in the fourth quarter of fiscal 2007 that can be used to reduce future tax payments for fiscal 2008 and thereafter.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
6. Revenue Recognition
The Company recognizes revenue when performance by the Company is complete and all of the following criteria established by the Staff of the SEC in Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”), have been met:
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
The Company has agreed in the past and may in the future agree to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At December 31, 2007 and March 31, 2007 Remanufactured Core revenue of $2,646,000 and $1,575,000, respectively, was deferred.
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
The following presents a reconciliation of basic and diluted net income (loss) per share.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income (loss)	$1,874,000	$(2,312,000)	$(183,000)	$(2,128,000)

Basic shares	11,341,291	8,340,731	12,061,087	8,365,288
Effect of dilutive stock options and warrants	382,877	—	—	—

Diluted shares	11,724,168	8,340,731	12,061,087	8,365,288

Basic net income (loss) per share	$0.17	$(0.28)	$(0.02)	$(0.25)

Diluted net income (loss) per share	$0.16	$(0.28)	$(0.02)	$(0.25)

For the nine months ended December 31, 2007, the effect of dilutive options and warrants excludes 169,875 options and 546,283 warrants with exercise prices ranging from $12.00 to $18.38 per share. For the three months ended December 31, 2007, the effect of dilutive options and warrants excludes 1,485,832 options and 546,283 warrants with exercise prices ranging from $1.10 to $18.38 per share. For the nine and three months ended December 31, 2006, the effect of dilutive options and warrants excludes 1,275,981 options with exercise prices ranging from $1.10 to $19.13 per share — all of which were anti-dilutive.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
8. Use of Estimates
The preparation of unaudited consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation and return allowances for receivables, inventories, and deferred income taxes; accrued liabilities; and litigation and disputes.
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
The Company records its liability for self-insured workers’ compensation by including an estimate of the liability associated with total claims incurred and reported as well as an estimate of the liabilities associated with incurred, but not reported, claims determined by applying the Company’s historical claims development factor to its estimate of the liabilities associated with incurred and reported claims.
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
9. Reclassifications
Certain prior year amounts have been reclassified to conform to the fiscal 2008 presentation.
Certain adjustments have been made in the financial statements for the period ended December 31, 2006 to classify amounts differently from those reported in the Company’s original filing. Changes in classification were made to certain inventory, accounts receivable and deferred tax amounts within the operating cash flows section of the cash flow statement. These changes did not result in changes to total cash flows used in or provided by operating activities, investing activities, or financing activities.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
On December 4, 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, FAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, FAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied prospectively for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of FAS No. 141(R) on its consolidated financial position and results of operations.
NOTE C — Accounts Receivable
Included in Accounts receivable — net are significant offset accounts related to customer allowances earned, customer payment discrepancies, in-transit and estimated future unit returns, estimated future credits to be provided for Used Cores returned by the customers and potential bad debts. Due to the forward-looking nature and different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the open trade accounts receivable.
Accounts receivable — net is comprised of the following:

	December 31, 2007	March 31, 2007
Accounts receivable — trade	$26,753,000	$27,299,000
Allowance for bad debts	(282,000)	(18,000)
Customer allowances earned	(3,822,000)	(5,003,000)
Customer payment discrepancies	(694,000)	(823,000)
Customer finished goods returns accruals	(7,565,000)	(9,776,000)
Customer core returns accruals	(11,876,000)	(9,420,000)

Less: total accounts receivable offset accounts	(24,239,000)	(25,040,000)

Total accounts receivable — net	$2,514,000	$2,259,000

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
NOTE D — Inventory
Non-core inventory, Inventory unreturned, Long-term core inventory and Long-term core inventory deposit are comprised of the following:

	December 31,	March 31,
	2007	2007
Non-core inventory
Raw materials	$12,232,000	$14,990,000
Work-in-process	110,000	185,000
Finished goods	20,651,000	18,762,000

	32,993,000	33,937,000
Less allowance for excess and obsolete inventory	(1,864,000)	(1,677,000)

Total	$31,129,000	$32,260,000

Inventory unreturned	$4,712,000	$3,886,000

Long-term core inventory
Used Cores held at company’s facilities	$14,308,000	$13,797,000
Used Cores expected to be returned by customers	2,293,000	2,482,000
Remanufactured Cores held in finished goods	12,962,000	11,921,000
Remanufactured Cores held at customers locations	16,560,000	14,292,000

	46,123,000	42,492,000
Less allowance for excess and obsolete inventory	(676,000)	(416,000)

Total	$45,447,000	$42,076,000

Long-term core inventory deposit	$22,278,000	$21,617,000

NOTE G — Long Term Customer Contracts; Marketing Allowances: Purchases of Remanufactured Cores
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The following table presents marketing allowances recorded as a reduction to revenues in the nine and three months ended December 31:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Allowances incurred under long-term customer contracts	$7,595,000	$11,077,000	$2,669,000	$6,837,000
Allowances related to a single exchange of product	7,765,000	7,300,000	2,264,000	865,000
Allowances related to core inventory purchase obligations	1,903,000	1,620,000	830,000	585,000

Total customer allowances recorded as a reduction of revenues	$17,263,000	$19,997,000	$5,763,000	$8,287,000

The following table presents the minimum fixed commitments to incur marketing allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2008— remaining three months	$3,870,000
2009	6,417,000
2010	2,599,000
2011	1,866,000
2012	1,239,000
Thereafter	1,050,000

Total	$17,041,000

The Company has also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to an agreed upon schedule. These Remanufactured Core purchase obligations expire at various dates through March 2010. Under the largest of these agreements, the Company agreed to acquire Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. As the Company issues these credits, it establishes a long-term core inventory deposit account for the value of the Remanufactured Core inventory in customer hands and subject to customer purchase upon agreement termination and reduces revenue by recognizing the amount by which the credit exceeds the estimated Remanufactured Core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the nine months ended December 31, 2007 and 2006 were $732,000 and $511,000, respectively. As of December 31, 2007 and March 31, 2007, the long-term core inventory deposit related to this agreement was approximately $2,649,000 and $1,938,000, respectively. As of December 31, 2007 and March 31, 2007, approximately $4,170,000 and $5,613,000, respectively, of credits remains to be issued under this arrangement.
In the fourth quarter of fiscal 2005, the Company entered into a five-year agreement with one of the world’s largest automobile manufacturer to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. The Company expanded its operations and built-up its inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, the Company also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in each of the second quarter of fiscal 2007 and 2008. The remaining $1,200,000 is scheduled to be issued in two annual payments of $600,000 in the second fiscal quarter of each of fiscal year 2009 and 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that the Company must meet, a requirement that the Company provide marketing support to this customer and a provision (standard in this

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.
In July 2006, the Company entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of the significant terms of this agreement, the Company agreed to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, this agreement was amended to eliminate the Company’s obligation to acquire this Remanufactured Core inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Under an amendment effective January 25, 2008, the Company agreed to accelerate $2,300,000 of promotional allowances provided under this agreement. These promotional allowances otherwise would have been earned by the customer during a later part of the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. At the same time, the Company’s contract with this customer was extended through January 31, 2011.
In addition, during the nine months ended December 31, 2007, the Company charged approximately $555,000 against revenues under the significant terms of the agreements with certain traditional customers. As of December 31, 2007 and March 31, 2007, approximately $1,184,000 and $1,594,000 of credits remains to be issued under these agreements.
The following table presents the Company’s obligation to purchase Remanufactured Cores from customers which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2008— remaining three months	$657,000
2009	2,616,000
2010	1,986,000
2011	19,000
2012	15,000
Thereafter	61,000

Total	$5,354,000

NOTE H — Major Customers
The Company’s five largest customers accounted for the following total percentage of net sales and accounts receivable:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
Sales	2007	2006	2007	2006
Customer A	52%	64%	52%	48%
Customer B	12%	10%	16%	18%
Customer C	12%	9%	13%	11%
Customer D	10%	6%	9%	11%
Customer E	7%	6%	5%	6%

Accounts Receivable	December 31, 2007	March 31, 2007
Customer A	17%	31%
Customer B	13%	5%
Customer C	9%	9%
Customer D	32%	28%
Customer E	19%	17%

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
For the nine months ended December 31, 2007 and December 31, 2006, one supplier provided approximately 21% and 22%, respectively, of the raw materials purchased. For the three months ended December 31, 2007 and 2006, this same supplier provided approximately 21% of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s purchases for the nine or three months ended December 31, 2007 or 2006.
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
Options to purchase 58,000 and 411,500 shares of common stock were granted during the nine months ended December 31, 2007 and 2006, respectively.
The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of stock options granted during the nine months ended December 31, 2007 and 2006.

	Nine Months Ended
	December 31,
	2007	2006

Risk free interest rate	4.08%	4.64%
Expected holding period (years)	3.18	5.90
Expected volatility	24.74%	40.54%
Expected dividend yield	—	—
Weighted average fair value of options granted	$2.69	$5.59
In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the Company was ultimately authorized to grant options to purchase up to 1,155,000 shares of the Company’s common stock. The term and vesting period of options granted are determined by a committee of the Board of Directors. The term may not exceed ten years. As of December 31, 2007 and 2006, options to purchase 485,517 and 526,500 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.
At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”). Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards (as defined in the Incentive Plan), and all of the Company’s employees are eligible to participate. The Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of December 31, 2007 and 2006, options to purchase 1,125,484 and 1,102,900 shares of common stock, respectively, were outstanding under the Incentive Plan and options to purchase 36,100 and 78,433 shares of common stock, respectively, were available for grant.
In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of December 31, 2007 and 2006, options to purchase 77,000 and 68,000 shares of common stock, respectively, were outstanding under the 2004 Plan and options to purchase 98,000 and 107,000 shares of common stock were available for grant.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
A summary of stock option transactions for the nine months ended December 31, 2007 follows:

		Weighted Average
	Number of Shares	Exercise Price
Outstanding at March 31, 2007	1,688,067	$8.29
Granted	58,000	11.59
Exercised	(49,232)	4.56
Cancelled or Forfeited	(8,834)	12.33

Outstanding at December 31, 2007	1,688,001	$8.48

Based on the market value of the Company’s common stock at December 31, 2007, the pre-tax intrinsic value of options exercised in the nine months ended December 31, 2007 was $315,000.
The followings table summarizes information about the options outstanding at December 31, 2007:

	Options Outstanding				Options Exercisable
		Weighted	Weighted			Weighted
		Average	Average	Aggregate		Average	Aggregate
Range of		Exercise	Remaining Life	Intrinsic		Exercise	Intrinsic
Exercise price	Shares	Price	In Years	Value	Shares	Price	Value
$1.100 to $1.800	23,750	$1.23	3.49	$231,088	23,750	$1.23	$231,088
$2.160 to $3.600	353,017	2.73	4.11	2,905,330	353,017	2.73	2,905,330
$6.345 to $9.270	461,775	8.27	6.43	1,242,175	461,775	8.27	1,242,175
$9.650 to $11.900	422,084	10.22	8.24	312,342	375,748	10.11	319,386
$12.000 to $13.800	417,500	12.05	8.62	—	263,667	12.07	—
$14.500 to $19.125	9,875	16.02	6.00	—	7,875	16.41	—

	1,688,001			$4,690,935	1,485,832		$4,697,979

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on December 31, 2007 based on the Company’s closing stock price of $10.96 as of that date.
At December 31, 2007, options to purchase 1,485,832 shares of common stock were exercisable at the weighted average exercise price of $8.03.
A summary of changes in the status of nonvested stock options during the nine months ended December 31, 2007 is presented below:

		Weighted Average
		Grant Date Fair
	Number of Shares	Value of Options
Non-vested at March 31, 2007	417,418	$4.80
Granted	58,000	2.77
Vested	(270,915)	4.28
Forfeited	(2,334)	3.18

Non-vested at December 31, 2007	202,169	$4.93

The Company recognized stock-based compensation expense of $856,000 and $1,279,000 for the nine months ended December 31, 2007 and 2006, respectively. As of December 31, 2007, approximately $713,000 of compensation expense related to the nonvested stock options was unrecognized. This expense is expected to be recognized over the remaining weighted average vesting period of 1.9 years.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
NOTE J — Line of Credit; Factoring Agreements
In April 2006, the Company entered into an amended credit agreement (the “Old Credit Agreement”) with its bank that increased the Company’s credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008 and changed the manner in which the margin over the benchmark interest rate was calculated. Starting June 30, 2006, the line of credit bears interest at a base rate per annum plus an applicable margin based on the Company’s leverage ratio.
In connection with the April 2006 amendment to the Old Credit Agreement, the Company agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio was less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in order to complete the amendment. The amendment completion fee is payable in three installments of $41,666. The first payment was made on the date of the amendment to the Old Credit Agreement, the second was made in the fourth quarter of fiscal 2007 and the third is to be paid on or before February 1, 2008. The fee is being amortized on a straight-line basis through October 1, 2008, the remaining term of the credit facility prior to the most recent amendment to the Old Credit Agreement.
In August 2006, the Old Credit Agreement was amended to increase the credit availability from $25,000,000 to $35,000,000. On March 23, 2007, the Old Credit Agreement with its bank was further amended to provide the Company with a non-revolving loan of up to $5,000,000. This non-revolving loan bore interest at the bank’s prime rate and was due on June 15, 2007. On May 24, 2007, the Company repaid the $5,000,000 loan from the proceeds of its private placement of common stock and warrants.
As a result of the August 2006 amendment, the bank increased the minimum fixed charge coverage ratio and the maximum leverage ratio and increased the amount of allowable capital expenditures. In addition, the unused facility fee is now applied against any difference between the $35,000,000 commitment and the average daily outstanding amount of credit the Company actually uses during each quarter. The bank charged an amendment fee of $30,000 which was paid and expensed on the effective date of the amendment to the Old Credit Agreement.
In November 2006, the Old Credit Agreement was further amended to eliminate the impact of a $8,062,000 reduction in the carrying value of the long-term core deposit account that was made in connection with the termination of the Company’s POS arrangement with its largest customer for purposes of determining the Company’s compliance with the minimum cash flow covenant, and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
In addition, in conjunction with a March 2007 amendment to the Old Credit Agreement, the Company agreed to provide its bank with monthly financial statements, monthly aged reports of accounts receivable and accounts payable and monthly inventory reports. The Company also agreed to allow the bank, at its request, to inspect the Company’s assets, properties and records and conduct on-site appraisals of the Company’s inventory.
In conjunction with a waiver granted to the Company by its bank in June 2007, the Old Credit Agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account for purposes of determining the Company’s compliance with the fixed charge coverage ratio and the leverage ratio. The effective date of the amendment for the fixed charge coverage ratio and the leverage ratio was March 31, 2007.
In August 2007, the Old Credit Agreement was further amended to reduce the minimum level of cash flow for each trailing twelve months during the term of the agreement and to reduce the fixed charge coverage ratio. These changes were effective June 30, 2007. As a result of this amendment the Company was in compliance with all its bank covenants.
On October 24, 2007, the Company entered into an amended and restated credit agreement (the “New Credit Agreement”) with its bank. While many provisions of the Old Credit Agreement were retained in the New Credit Agreement, the New Credit Agreement eliminated two financial covenants and modified other covenants. Under the New Credit Agreement, the bank will continue to provide the Company with a revolving loan (the “Revolving

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Loan”) of up to $35,000,000, including obligations under outstanding letters of credit, which may not exceed $7,000,000. The New Credit Agreement will expire on October 1, 2008. The New Credit Agreement was effective as of the last day of the fiscal quarter ended September 30, 2007.
In January 2008, the Company entered into an amendment to the New Credit Agreement with its bank. This amendment extended the expiration date of the credit facility from October 1, 2008 to October 1, 2009.
The bank holds a security interest in substantially all of the Company’s assets. At December 31, 2007, the Company had reserved $4,126,000 of the Revolving Loan primarily for standby letters of credit for worker’s compensation insurance.
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
The Company was in compliance with all financial covenants under the New Credit Agreement as of December 31, 2007.
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
Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $66,617,000 and $69,774,000 for the nine months ended December 31, 2007 and 2006, respectively, by an average of 283 days and 201 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the nine months ended December 31, 2007 and 2006 was 6.9% and 6.7%, respectively. The amount of the discount on these receivables, $3,584,000 and $2,521,000 for the nine months ended December 31, 2007 and 2006, respectively, was recorded as interest expense.
NOTE K — Comprehensive Income (loss)
SFAS 130, “Reporting Comprehensive Income,” established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income (loss) consists of net income (loss), unrealized gain on short-term investments and foreign currency translation adjustments.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2007	2006	2007	2006

Net income (loss)	$1,874,000	$(2,312,000)	$(183,000)	$(2,128,000)
Unrealized gain (loss) on short-term investments	56,000	86,000	21,000	87,000
Foreign currency translation gain (loss)	160,000	66,000	73,000	58,000

Comprehensive net income (loss)	$2,090,000	$(2,160,000)	$(89,000)	$(1,983,000)

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
The Company enters into forward foreign exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign exchange contracts are designated for forecasted expenditure requirements to fund the overseas operations. These contracts generally expire in a year or less.
The Company had forward foreign exchange contracts with an aggregate U.S. dollar equivalent notional value (and materially the same nominal fair value) of $10,006,000 and $2,875,000 at December 31, 2007 and 2006, respectively. The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars at maturity ranging from one month to fifteen months, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the nine months ended December 31, 2007 and 2006, the Company recorded increases in general and administrative expenses of $45,000 and $108,000, respectively, associated with these foreign exchange contracts.
NOTE M — Litigation
In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, the Company’s founder, largest shareholder and member of its Board.) Mr. Marks ultimately pled guilty to several criminal charges in June 2005.
In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement (which was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel), Mr. Marks agreed to pay the Company $682,000 as partial reimbursement of the legal fees and costs the Company had advanced pursuant its pre-existing indemnification agreements with Mr. Marks. This amount was due on January 15, 2008. Mr. Marks also agreed to pay interest at the prime rate plus one percent on June 15, 2007 (paid on June 22, 2007) and January 15, 2008 (paid on January 22, 2008). Mr. Marks has pledged 80,000 shares of the Company’s common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he was required to pledge additional stock to maintain not less than the 125% coverage level. In June 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owes the Company. The note is classified in shareholders’ equity as it is collateralized by the Company’s common stock. Under the terms of an amendment to the agreement with Mr. Marks that was effective January 15, 2008, the Company agreed to extend the due date of Mr. Marks’ obligation to pay $682,000 from January 15, 2008 to July 15, 2008. Mr. Marks agreed to pledge an additional 31,500 shares of the Company’s common stock that he owns to secure this obligation and any additional shares necessary to maintain no less than a 140% coverage level. Mr. Marks also agreed to pay interest at the prime rate plus three percent during the extension period. This amendment was unanimously approved by the Special Committee of the Board that had approved the original Settlement Agreement.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.
NOTE N — Equity Transaction
On May 23, 2007, the Company completed the sale of 3,641,909 shares of the Company’s common stock at a price of $11.00 per share, resulting in aggregate gross proceeds of $40,061,000 and net proceeds of $36,905,000 after expenses, and warrants to purchase up to 546,283 shares of its common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by the Company if, among other things, the volume weighted average trading price of the Company’s common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. As of December 31, 2007, the Company charged approximately $3,156,000 for fees and costs related to this private placement to its additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.
On July 26, 2007, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. This registration statement was declared effective by the SEC on October 19, 2007. The Company is obligated to use its commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If the Company fails to satisfy this requirement, it is obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements,” the Company determined that the payment of such liquidated damages was not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, the Company did not record a liability for this contingent obligation. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
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
The Company provided a prior disclosure letter dated June 5, 2007 to the customs authorities in order to obtain more time to complete its internal review process. This prior disclosure letter also provides the Company the opportunity to self report any underpayment of customs duties in prior years which could reduce financial penalties, if any, imposed by the CBP.
During the second quarter ended September 30, 2007, the Company determined that it was probable that the CBP would make a claim for additional duties, fees, and interest on the value of remanufactured units shipped back to the Company from Malaysia during the period from June 5, 2002 to September 30, 2007. As a result, the Company recorded an accrual of $1,450,000. This accrual was increased to $1,695,000 during the three months ended December 31, 2007 and represents the estimated maximum value of the probable claim at December 31, 2007.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
On February 7, 2008, the Company responded to the CBP with the results of its internal review. In connection with this response, the Company paid approximately $278,000 to the CBP, which included the payment of duties, fees, and interest on the value of certain components that were used in the remanufacture of products shipped back to the Company during the period from June 5, 2002 to March 31, 2007. This payment was charged against the accrued liability.
The Company has taken the position that no additional duties, fees and interest on the value of the core portion of the products shipped back to the Company during the period from June 5, 2002 to December 31, 2007 should be assessed by the CBP. While the Company intends to vigorously defend this position, the Company may not prevail and the CBP may assess an additional claim. The Company is therefore maintaining the remaining accrual amount until the outcome of the CBP review can be determined.

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
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States, or GAAP. Our significant accounting policies are discussed in detail below, in Note B to our unaudited consolidated financial statements included in this Form 10-Q and our consolidated financial statements included in our Annual Report on Form 10-K/A Amendment No. 2 filed on October 19, 2007.
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
Inventory
Non-core Inventory
Non-core inventory is comprised of non-core raw materials, the non-core value of work in process and the non-core value of finished goods. Used Cores, the Used Core value of work in process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described below under the caption “Long-term Core Inventory.”
Non-core inventory is stated at the lower of cost or market. The cost of non-core inventory approximates average historical purchase prices paid, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
determined for individual items of inventory within each of the three classifications of non-core inventory as follows:
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
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense them as period costs as required in Financial Accounting Standards Board (“FASB”) Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“FAS 151”). For the nine months ended December 31, 2007, costs of approximately $1,393,000 were considered abnormal and thus excluded from the cost calculation and charged directly to cost of sales.
We provide an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We review inventory on a monthly basis to identify excess quantities and part numbers that are experiencing a reduction in demand. In general, part numbers with quantities representing a one to three-year supply are partially reserved for at rates based upon management’s judgment and consistent with historical rates. Any part numbers with quantities representing more than a three-year supply are reserved for at a rate that considers possible scrap and liquidation values and may be as high as 100% if no liquidation market exists for the part.
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
Inventory Unreturned
Inventory Unreturned represents our estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that we expect to be returned, under our general right of return policy, after the balance sheet date. Because all cores are classified separately as long term assets, the inventory unreturned balance includes only the added unit value of a finished good. The return rate is calculated based on expected returns within the normal operating cycle of one year. As such, the related amounts are classified in current assets.
Inventory unreturned is valued in the same manner as our finished goods inventory.
Long-term Core Inventory
Long-term core inventory consists of:
•	Used Cores purchased from core brokers and held in inventory at our facilities,

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
•	Used Cores returned by our customers and held in inventory at our facilities,

•	Used Cores returned by end-users to customers but not yet returned to us are classified as Remanufactured Cores until they are physically received by us,

•	Remanufactured Cores held in finished goods inventory at our facilities; and

•	Remanufactured Cores held at customer locations as a part of the finished goods sold to the customer. For these Remanufactured Cores, we expect the finished good containing the Remanufactured Core to be returned under our general right of return policy or a similar Used Core to be returned to us by the customer, in each case, for credit.
Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchases are made in arms length transactions.
Long-term core inventory recorded at average historical purchase prices is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. We must purchase these Used Cores from core brokers because our customers do not have a sufficient supply of these newer Used Cores available for the core exchange program.
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
Commencing in the fourth quarter of fiscal 2007, we reclassified all of our core inventories to a long-term asset account. The determination of the long-term classification was based on our view that the value of the cores is not consumed or realized in cash during our normal operating cycle, which is one year for most of the cores recorded in inventory. According to ARB No. 43, current assets are defined as “assets or other resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” We do not believe that core inventories, which we classify as long-term, are consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect the core inventories to be consumed, and thus we do not expect to realize cash, until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
At least annually, and as often as quarterly, reconciliations and confirmations are performed to determine that the number of Remanufactured Cores purchased, but retained at the customer locations, remains sufficient to support the amounts recorded in the long-term core inventory deposit account. At the same time, the mix of Remanufactured Cores is reviewed to determine that the aggregate value of Remanufactured Cores in the account has not changed during the reporting period. We evaluate the cost of Remanufactured Cores supporting the aggregate long-term core inventory deposit account each quarter. If we identify any permanent reduction in either the number or the aggregate value of the Remanufactured Core inventory mix held at the customer location, we will record a reduction in the long-term core inventory deposit account during that period.
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
Deferral of Core Revenue. As noted previously, we have in the past and may in the future agree to buy back Remanufactured Cores from certain customers. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of Remanufactured Core buybacks, we have now decided to defer core revenue from these customers until there is no expectation that sales allowances associated with Remanufactured Core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. At December 31, 2007 and March 31, 2007, Remanufactured Core revenue of $2,646,000 and $1,575,000, respectively, was deferred.
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
Accounting for Deferred Taxes
The valuation of deferred tax assets and liabilities is based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS No. 109, “Accounting for Income Taxes.” As of December 31, 2007 and 2006 management determined that no valuation allowance was necessary for deferred tax assets.
Financial Risk Management and Derivatives
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our growing operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso associated with our growing operations in Mexico. To mitigate this currency risk, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. We had foreign exchange contracts with an aggregate U.S. dollar equivalent notional value (and materially the same nominal fair value) of $10,006,000 and $2,875,000 at December 31, 2007 and 2006, respectively. These contracts generally expire in a year or less. Any changes in the fair value of foreign exchange contracts are accounted for as an increase or offset to general and administrative expenses in current period earnings. For the nine months ended December 31, 2007 and 2006, the net effect of the foreign exchange contracts was to increase general and administrative expenses by $45,000 and $108,000, respectively.
New Accounting Pronouncements
In February 2007, the FASB issued FAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”). FAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. FAS No. 159 is effective for fiscal years beginning after November 15, 2007. We expect to adopt FAS No. 159 in the first quarter of fiscal 2009. We are currently evaluating the impact of FAS No. 159 on our consolidated financial position and results of operations.
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
On December 4, 2007, the FASB issued FAS No. 141(R), “Business Combinations” (“FAS No. 141(R)”). FAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, FAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, FAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement is to be applied

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
prospectively for fiscal years beginning after December 15, 2008. We are in the process of evaluating the impact of FAS No. 141(R) on our consolidated financial position and results of operations.
Results of Operations for the nine months ended December 31, 2007 and 2006
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Nine Months Ended
	December 31,
	2007	2006

Gross profit percentage	26.6%	17.1%
Cash flow used in operations	$(11,898,000)	$(7,576,000)
Finished goods turnover (annualized) (1)	4.8	4.0
Annualized return on equity (2)	5.2%	(6.0)%

(1)	Annualized finished goods turnover for the nine months ended December 31, 2007 and 2006 is calculated by multiplying cost of sales for each nine month period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory for each nine month period. We believe this provides a useful measure of our ability to turn production into revenues. For the nine months ended December 31, 2006, the calculation excludes pay-on-scan inventory. This POS arrangement was terminated in August 2006.

(2)	Annualized return on equity is computed as net income (loss) for the nine months ended December 31, 2007 and 2006 multiplied by 1.33 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably. The calculation for the nine months ended December 31, 2006 reflects the impact of the termination of the POS arrangement, the $8,062,000 write-down of our long-term core deposit and the corresponding reduction in net sales.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Nine Months Ended
	December 31,
	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	73.4	82.9

Gross profit	26.6	17.1
Operating expenses:
General and administrative	15.4	11.6
Sales and marketing	2.6	2.8
Research and development	0.9	1.1

Operating income	7.7	1.6
Interest expense — net of interest income	4.6	3.8
Income tax expense	1.2	—

Net income (loss)	1.9	(2.2)

Net Sales. Net sales for the nine months ended December 31, 2007 decreased by $7,481,000 or 7.1%, to $97,443,000 from the net sales for the nine months ended December 31, 2006 of $104,924,000. Sales for the nine months ended December 31, 2006 included the sale of products previously shipped on a POS basis. Excluding the $11,733,000 of net sales associated with the termination of our POS arrangement in August 2006, our net sales for the nine months ended December 31, 2007 increased by $4,252,000 or 4.6%, due primarily to higher sales to our

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
existing customers during the first six months of the period. This increase was offset by a general softness in the industry, which we experienced in the three months ended December 31, 2007 and resulted in our net sales declining by 15.5%, when compared to the three months ended December 31, 2006. We believe this decline was primarily attributable to store closures at two of our top five customers, which resulted in lower sales as inventory was returned or redistributed amongst the customers’ remaining stores.
Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased for the nine months ended December 31, 2007 to 73.4% from 82.9% for the nine months ended December 31, 2006 resulting in a corresponding increase in our gross profit percentage to 26.6% in the nine months ended December 31, 2007 from 17.1% in the nine months ended December 31, 2006. The increase in the gross profit percentage was primarily due to the lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when compared to the nine months ended December 31, 2006. In addition, our gross profit percentage was favorably impacted by the decrease in customer allowances which effectively increased our net sales for the nine months ended December 31, 2007. Our gross profit increase was partly offset by the recording of customs duties accrual of $1,695,000 during the nine months ended December 31, 2007.
General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2007 were $15,034,000, which represents an increase of $2,873,000 or 23.6% from the general and administrative expense for the nine months ended December 31, 2006 of $12,161,000. This increase was primarily due to increases in the following expenses: (i) $726,000 of severance and other related expenses, (ii) $703,000 of increased audit fees, (iii) $362,000 of increased general and administrative expenses at our Mexico facility due primarily to the ramp-up of activities at that facility, (iv) $109,000 of increased expenses related to the closure and sub-lease of our warehouse facility in Nashville, TN, and (v) a $275,000 increase in our bad debt reserve primarily resulting from the forced closure of one of our smaller customers. In addition, our general and administrative expenses in the nine months ended December 31, 2006 were reduced by the recording of the shareholder note receivable of $682,000 for reimbursement of indemnification costs. These increases in general and administrative expenses were partly offset by a decrease of $423,000 in stock option compensation expense under SFAS No. 123 (revised 2004), “Share-Based Payment.”
Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2007 decreased $389,000 to $2,551,000 from $2,940,000 for the nine months ended December 31, 2006. This decrease was due primarily to decreases in (i) compensation related employee benefits of $149,000, (ii) travel and entertainment expenses of $62,000, (iii) marketing expenses of $87,000, and (iv) consulting expenses of $88,000 related to changeover expenses incurred during the nine months ended December 31, 2006 in connection with a new customer.
Research and Development. Our research and development expenses decreased by $279,000, or 24.7%, to $852,000 for the nine months ended December 31, 2007 from $1,131,000 for the nine months ended December 31, 2006. This decrease was primarily due to the expense incurred in the nine months ended December 31, 2006 related to the development of new diagnostic equipment for our Mexico and Malaysia facilities.
Interest Expense. For the nine months ended December 31, 2007, interest expense, net of interest income was $4,444,000. This represents an increase of $425,000 over interest expense, net of interest income of $4,019,000 for the nine months ended December 31, 2006. This increase was principally attributable to the increase in the average days over which the receivables were factored as a result of the extended payment terms we have provided certain of our customers.
Income Tax. For the nine months ended December 31, 2007 and 2006, we recognized income tax expense of $1,179,000 and $30,000, respectively. As a result of our fiscal 2007 loss, we have a net operating loss carryforward of approximately $1,921,000 recorded in the fourth quarter of fiscal 2007 that can be used to reduce future tax payments in fiscal 2008 and thereafter.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Results of Operations for the three months ended December 31, 2007 and 2006
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	December 31,
	2007	2006

Gross profit percentage	26.6%	17.6%
Cash flow from operations	$3,862,000	$6,942,000
Finished goods turnover (annualized) (1)	4.6	3.6
Annualized return on equity (2)	(1.5)%	(16.5)%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net loss for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	December 31,
	2007	2006

Net sales	100.0%	100.0%
Cost of goods sold	73.4	82.4

Gross profit	26.6	17.6
Operating expenses:
General and administrative	19.6	14.9
Sales and marketing	2.9	1.8
Research and development	1.1	1.1

Operating income (loss)	3.0	(0.2)
Interest expense — net of interest income	4.5	5.6
Income tax expense (benefit)	(0.8)	0.5

Net loss	(0.7)	(6.3)

Net Sales. Net sales for the three months ended December 31, 2007, decreased by $5,152,000 or 15.5%, to $28,182,000 from the net sales for the three months ended December 31, 2006 of $33,334,000. The decline in our net sales was due primarily to general softness in the industry resulting in lower sales to existing customers. We believe this decline was primarily attributable to store closures at two of our top five customers, which resulted in lower sales as inventory was returned or redistributed amongst the customers’ remaining stores.
Cost of Goods Sold. Cost of goods sold as a percentage of net sales decreased for the three months ended December 31, 2007 to 73.4% from 82.4% for the three months ended December 31, 2006 resulting in a corresponding increase in our gross profit percentage to 26.6% in the three months ended December 31, 2007 from 17.6% in the three months ended December 31, 2006. The increase in the gross profit percentage was primarily due to the lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility when

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
compared to the three months ended December 31, 2006. In addition, our gross profit percentage was favorably impacted by the decrease in customer marketing allowances which effectively increased our net sales for the three months ended December 31, 2007. Our gross profit increase was partly offset by the recording of additional customs duties accrual of $245,000 during the three months ended December 31, 2007.
General and Administrative. Our general and administrative expenses for the three months ended December 31, 2007 were $5,520,000, which represents an increase of $559,000 or 11.3%, from the general and administrative expense for the three months ended December 31, 2006 of $4,961,000. This increase was due primarily to the increases in the following expenses: (i) $122,000 of increased severance and other related expenses, (ii) $116,000 of increased bad debt reserve primarily resulting from the forced closure of one of our smaller customers (iii) $109,000 of increased expenses related to the closure and sub-lease of our warehouse facility in Nashville, TN and (iv) $147,000 of increased general and administrative expenses at our Mexico facility. In addition, our general and administrative expenses for the three months ended December 31, 2007 were negatively impacted by changes in the value of our foreign exchange contracts which increased general and administrative expenses by $95,000 during the three months ended December 31, 2007 and decreased our general and administrative expenses by $7,000 during the three months ended December 31, 2006.
Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2007 increased $210,000 to $824,000 from $614,000 for the three months ended December 31, 2006. Excluding the impact of the reversal of an accrual of $526,000 related to changeover expenses associated with a new customer that was made during three months ended December 31, 2006, our sales and marketing expenses for the three months ended December 31, 2007 decreased by $316,000 compared to the three months ended December 31, 2006. This decrease was due primarily to lower compensation expense related to employee benefits of $119,000, travel and entertainment expense of $77,000, and other marketing expenses of $111,000.
Research and Development. Our research and development expenses decreased by $72,000, or 19.3%, to $302,000 for the three months ended December 31, 2007 from $374,000 for the three months ended December 31, 2006. This decrease was primarily due to the expenses incurred in the three months ended December 31, 2006 related to the development of new diagnostic equipment for our Mexico and Malaysia facilities.
Interest Expense. For the three months ended December 31, 2007, interest expense, net of interest income was $1,257,000. This represents a decrease of $626,000 over interest expense, net of interest income of $1,883,000 for the three months ended December 31, 2006. This decrease was principally attributable to the decrease in the amount of receivables that were discounted under our factoring agreements which was partly offset by the increase in the average days over which the receivables were factored as a result of the extended payment terms we have provided certain of our customers. In addition, our lower net interest expense also reflects the decline in our average outstanding balance on our line of credit in the three months ended December 31, 2007 compared to the three months ended December 31, 2006.
Income Tax. For the three months ended December 31, 2007 and 2006, we recognized income tax benefit of $232,000 and income tax expense of $151,000, respectively. As a result of our fiscal 2007 loss, we have a net operating loss carryforward of approximately $1,921,000 recorded in the fourth quarter of fiscal 2007 that can be used to reduce future tax payments in fiscal 2008 and thereafter.
Liquidity and Capital Resources
We have financed our operations through the use of our bank credit facility and the receivable discount programs we have with two of our customers. Our working capital needs have increased significantly in light of Remanufactured Core inventory purchases, ramped-up production demands and related higher inventory levels and increased marketing allowances associated with our new or expanded business. To respond to our growing working capital needs and strengthen our financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of $36,905,000.
We believe the proceeds from our recent private placement together with amounts available under our amended bank credit facility and our cash and short term investments on hand should be sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next year.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Working Capital and Net Cash Flow
At December 31, 2007, we had working capital of $9,554,000, a ratio of current assets to current liabilities of 1.2:1, and cash of $464,000, which compares to a negative working capital of $26,746,000, a ratio of current assets to current liabilities of 0.7:1, and cash of $349,000 at March 31, 2007. The significant improvement in our working capital was due primarily to our recently-completed private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of $36,905,000. The proceeds from this private placement were used to repay the borrowed amounts under our line of credit and to reduce our accounts payable balances.
Net cash used in operating activities was $11,898,000 for the nine months ended December 31, 2007 compared to $7,576,000 for the nine months ended December 31, 2006. The most significant changes in operating activities for the nine months ended December 31, 2007 were the reduction in accounts payable and accrued liabilities of $15,449,000 and the increase in our long-term core inventory of $3,371,000 due primarily to our anticipated increase in sales of replacement products used to update our customers’ product mix in the fourth quarter.
Net cash used in investing activities totaled $1,497,000 in the nine months ended December 31, 2007. These investing activities were primarily related to capital expenditures of $1,357,000 made in conjunction with our new manufacturing facility in Mexico. We expect to continue to use cash in investing activities during the balance of fiscal 2008.
Net cash provided by financing activities was $13,408,000 in the nine months ended December 31, 2007 primarily as a result of the private placement of common stock and warrants in May 2007. The $36,905,000 of net proceeds from this private placement was substantially used to repay the borrowed amounts under our line of credit and reduce our accounts payable balances.
Capital Resources
Equity Transaction
On May 23, 2007, we completed the sale of 3,641,909 shares of our common stock and warrants to purchase up to 546,283 shares of our common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by us if, among other things, the volume weighted average trading price of our common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. As of December 31, 2007, we charged approximately $3,156,000 of fees and costs related to this private placement to additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.
On July 26, 2007, we filed a registration statement under the Securities Act of 1933 to register the shares of common stock sold and the shares to be issued upon the exercise of the warrants. This registration statement was declared effective by the SEC on October 19, 2007. We are obligated to use our commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(k) of the Securities Act. If we fail to satisfy this requirement, we are obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, (“FSP EITF 00-19-2”), we determined that the payment of such liquidated damages was not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, we did not record a liability for this contingent obligation. Any subsequent accruals of a liability or payments made under

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
Line of Credit
In April 2006, we entered into an amended credit agreement (the “Old Credit Agreement”) with our bank that increased our credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008, and changed the manner in which the margin over the benchmark interest rate was calculated. Starting June 30, 2006, the line of credit bears interest at a base rate per annum plus an applicable margin based on our leverage ratio.
In connection with the April 2006 amendment to our Old Credit Agreement, we also agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio is less than 1.50 to 1.00, as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in connection with the April 2006 amendment. The amendment completion fee is payable in three installments of $41,666. The first payment was made on the date of the amendment to the Old Credit Agreement, the second was made in the fourth quarter of fiscal 2007 and the third is to be paid on or before February 1, 2008. The fee is being amortized on a straight-line basis through October 1, 2008, the remaining term of the credit facility prior to the most recent amendment to the Old Credit Agreement.
In August 2006, the Old Credit Agreement was amended to increase the credit availability from $25,000,000 to $35,000,000. In March 2007, this Old Credit Agreement with the bank was further amended to provide us with a non-revolving loan of up to $5,000,000. This non-revolving loan bore interest at the bank’s prime rate and was due on June 15, 2007. On May 24, 2007, we repaid the $5,000,000 from the proceeds of our private placement of common stock and warrants.
As a result of the August 2006 amendment, the bank increased the minimum fixed charge coverage ratio and the maximum leverage ratio and increased the amount of allowable capital expenditures. In addition, the unused facility fee is now applied against any difference between the $35,000,000 commitment and the average daily outstanding amount of the credit we actually use during each quarter. The bank charged an amendment fee of $30,000 which was paid and expensed on the effective date of the amendment to the Old Credit Agreement.
In November 2006, the Old Credit Agreement was further amended to eliminate the impact of a $8,062,000 reduction in the carrying value of the long-term core deposit account that was made in connection with the termination of our pay-on-scan (“POS”) arrangement with our largest customer, for purposes of determining our compliance with the minimum cash flow covenant, and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
In addition, in conjunction with a March 2007 amendment to the Old Credit Agreement, we agreed to provide the bank with monthly financial statements, monthly aged reports of accounts receivable and accounts payable and monthly inventory reports. We also agreed to allow the bank, at its request, to inspect our assets, properties and records and conduct on-site appraisals of our inventory.
In conjunction with a waiver granted to us by the bank in June 2007, the Old Credit Agreement was amended to eliminate the impact of the $8,062,000 reduction in the carrying value of the long-term core deposit account for purposes of determining our compliance with the fixed charge coverage ratio and the leverage ratio. The effective date of the amendment for the fixed charge coverage ratio and the leverage ratio was March 31, 2007.
In August 2007, the Old Credit Agreement was further amended to reduce the minimum level of cash flow for each trailing twelve months and to reduce the fixed charge coverage ratio. These changes were effective June 30, 2007. As a result of this amendment we were in compliance with all our bank covenants.
On October 24, 2007, we entered into an amended and restated credit agreement (the “New Credit Agreement”) with our bank. While many provisions of the Old Credit Agreement were retained in the New Credit Agreement, the New Credit Agreement eliminated two financial covenants and modified other covenants. Under the New Credit Agreement, the bank will continue to provide us with a revolving loan (the “Revolving Loan”) of up to $35,000,000,

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
including obligations under outstanding letters of credit, which may not exceed $7,000,000. The New Credit Agreement will expire on October 1, 2008. The New Credit Agreement was effective as of the last day of the fiscal quarter ended September 30, 2007.
In January 2008, we entered into an amendment to the New Credit Agreement with our bank. This amendment extended the expiration date of our credit facility from October 1, 2008 to October 1, 2009.
The bank holds a security interest in substantially all of our assets. At December 31, 2007, we had reserved $4,126,000 of the Revolving Loan primarily for standby letters of credit for worker’s compensation insurance.
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
We were in compliance with all financial covenants under the New Credit Agreement as of December 31, 2007.
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
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers and their respective banks. Under this program, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The discount has averaged 5.4% during the nine months ended December 31, 2007 and has allowed us to accelerate collection of receivables aggregating $66,617,000 by an average of 283 days. On an annualized basis, the weighted average discount rate on receivables sold to banks during the nine months ended December 31, 2007 was 6.9%. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $3,584,000 during the nine months ended December 31, 2007. These interest costs will increase as interest rates rise, as utilization of this discounting arrangement expands and as the discount period is extended to reflect the more favorable payment terms we have provided to certain customers.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
In March 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured import alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of December 31, 2007 and March 31, 2007, approximately $4,170,000 and $5,613,000, respectively, of credits remain to be issued. The customer is obligated to purchase the Remanufactured or Used Cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term core inventory deposit account for the value of the Remanufactured Core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated Remanufactured Core inventory value. As of December 31, 2007 and March 31, 2007, the long-term core inventory deposit related to this agreement was approximately $2,649,000 and $1,938,000, respectively.
In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the world’s largest automobile manufacturer to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We expanded our operations and built-up our inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, we also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in the each of the second quarter of fiscal 2007 and 2008. The remaining $1,200,000 is scheduled to be issued in two annual payments of $600,000 in each of the second fiscal quarter of fiscal 2009 and 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.
In July 2006, we entered into an agreement with a new customer to become its primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s import alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, the agreement was amended to eliminate our obligation to acquire this Remanufactured Core inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Under an amendment effective January 25, 2008, we agreed to accelerate $2,300,000 of promotional allowances provided under this agreement. These promotional allowances otherwise would have been earned by the customer during the later part of fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. At the same time, our contract with this customer was extended through January 31, 2011.
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
Capital Expenditures and Commitments
Our capital expenditures were $1,357,000 for the nine months ended December 31, 2007. A significant portion of these expenditures relate to our Mexico production facility. The amount and timing of capital expenditures may vary depending on the final build-out schedule for the Mexico production facility as well as the logistics facility. We

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
expect our fiscal 2008 capital expenditure to be in the range of $3.0 million to $4.0 million. These capital expenditures will be financed by our working capital.
Contractual Obligations
The following summarizes our contractual obligations and other commitments as of December 31, 2007, and the effect such obligations could have on our cash flow in future periods:

		Payments Due by Period
		Less than	1 to 3	4 to 5	After 5
Contractual Obligations	Total	1 year *	years	years	years

Capital (Finance) Lease Obligations	$5,087,000	$506,000	$3,563,000	$992,000	$26,000
Operating Lease Obligations	18,217,000	854,000	5,816,000	5,113,000	6,434,000
Remanufactured Core Purchase Obligations	5,354,000	657,000	4,602,000	34,000	61,000
Severance agreement and release	96,000	24,000	72,000	—	—
Other Long-Term Obligations	17,041,000	3,870,000	9,016,000	3,105,000	1,050,000

Total	$45,795,000	$5,911,000	$23,069,000	$9,244,000	$7,571,000

*	Represents the remaining three months of obligations in fiscal year 2008.
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
Customer Concentration
We are substantially dependent upon sales to our major customers. During the nine months ended December 31, 2007 and 2006, sales to our five largest customers constituted approximately 93% and 95% of our net sales, respectively. Any meaningful reduction in the level of sales to any of our significant customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us. In addition, the concentration of our sales and the competitive environment in which we operate has increasingly limited our ability to negotiate favorable prices and terms for our products. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have increasingly sought and obtained price concessions, Remanufactured Core purchase commitments, significant marketing allowances and more favorable payment terms. The increased pressure we have experienced from our customers may increasingly and adversely impact our profit margins in the future.
Offshore Remanufacturing
The majority of our remanufacturing operations including core receipt, sorting and storage are now conducted at our remanufacturing facilities in Tijuana, Mexico and Malaysia. We also operate a shipping and receiving warehouse and testing facility in Singapore. These foreign operations have quality control standards similar or identical to those currently implemented at our remanufacturing facilities in Torrance, California. Our foreign operations are growing in importance as we take advantage of lower production costs, and we expect to continue to grow the portion of our remanufacturing operations that is conducted outside the United States. In the nine months ended December 31, 2007 and 2006, our foreign operations produced approximately 89% and 62%, respectively, of our total production.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Litigation
In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, our former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, our founder, largest shareholder and member of our Board.) Mr. Marks ultimately pled guilty to several criminal charges in June 2005.
In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement (which was unanimously approved by a Special Committee of the Board consisting of Messrs. Borneo, Gay and Siegel), Mr. Marks agreed to pay us $682,000 as partial reimbursement of the legal fees and costs we had advanced pursuant our pre-existing indemnification agreements with Mr. Marks. This amount was due on January 15, 2008. Mr. Marks also agreed to pay interest at the prime rate plus one percent on June 15, 2007 (paid on June 22, 2007) and January 15, 2008 (paid on January 22, 2008). Mr. Marks has pledged 80,000 shares of our common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks is less than 125% of Mr. Marks’ obligation, he was required to pledge additional stock to maintain not less than the 125% coverage level. In June 2006, we recorded a shareholder note receivable for the $682,000 Mr. Marks owes us. The note is classified in shareholders’ equity as it is collateralized by our common stock. Under the terms of an amendment to the agreement with Mr. Marks that was effective January 15, 2008, we agreed to extend the due date of Mr. Marks’ obligation to pay $682,000 from January 15, 2008 to July 15, 2008. Mr. Marks agreed to pledge an additional 31,500 shares of our common stock that he owns to secure this obligation and any additional shares necessary to maintain no less than a 140% coverage level. Mr. Marks also agreed to pay interest at the prime rate plus three percent during the extension period. This amendment was unanimously approved by the Special Committee of the Board that had approved the original Settlement Agreement.
We are subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on our financial position or future results of operations.
Related Party Transactions
Our related party transactions primarily consist of employment and director agreements and stock option agreements. Except as noted in the immediately preceding discussion, our related party transactions have not changed since March 31, 2007.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
We provided a prior disclosure letter dated June 5, 2007 to the customs authorities in order to obtain more time to complete our internal review process. This prior disclosure letter also provides us with the opportunity to self report any underpayment of customs duties in prior years which could reduce financial penalties, if any, imposed by the CBP.
During the second quarter ended September 30, 2007, we determined that it was probable that the CBP would make a claim for additional duties, fees, and interest on the value of remanufactured units shipped back to us from Malaysia during the period from June 5, 2002 to September 30, 2007. As a result, we recorded an accrual of $1,450,000. This accrual was increased to $1,695,000 during the three months ended December 31, 2007 and represents the estimated maximum value of the probable claim at December 31, 2007.
On February 7, 2008, we responded to the CBP with the results of our internal review. In connection with this response, we paid approximately $278,000 to the CBP, which included the payment of duties, fees, and interest on the value of certain components that were used in the remanufacture of the products shipped back to us during the period from June 5, 2002 to March 31, 2007. This payment was charged against the accrued liability.
We have taken the position that no additional duties, fees and interest on the value of the core portion of the products shipped back to us during the period from June 5, 2002 to December 31, 2007 should be assessed by the CBP. While we intend to vigorously defend this position, we may not prevail and the CBP may assess an additional claim. We are, therefore, maintaining the remaining accrual amount until the outcome of the CBP review can be determined.

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
Our primary interest rate exposure relates to our outstanding line of credit and receivables discount arrangements which have interest costs that vary with interest rate movements. Our $35,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. At December 31, 2007, we had no amounts outstanding under our line of credit. However, if we utilize the available credit facility fully and the interest rate increases by 1%, our annual net interest expense will increase by $350,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
We are exposed to foreign currency exchange risk inherent in our anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian ringit, the Singapore dollar, and the Mexican peso. Our total foreign assets were $7,158,000 and $6,422,000 as of December 31, 2007 and March 31, 2007, respectively. In addition, as of December 31, 2007 and March 31, 2007 we had $2,184,000 and $2,573,000, respectively, due from our foreign subsidiaries. While these amounts are eliminated in consolidation, they impact our foreign currency translation gains and losses.
During the nine months ended December 31, 2007 and 2006, we have experienced immaterial gains relative to our transactions involving the Malaysian ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. During the nine months ended December 31, 2007 and 2006, respectively, we recognized an increase in general and administrative expenses of $45,000 and $108,000, respectively, associated with these forward exchange contracts.
Item 4. Controls and Procedures
a. Disclosure Controls and Procedures
Management is responsible for establishing and maintaining an adequate level of internal controls over financial reporting.
In connection with the preparation and filing of our Annual Report on Form 10-K for the year ended March 31, 2007, we completed an evaluation of the effectiveness of our disclosure controls and procedures under the supervision and with the participation of our chief executive officer and chief financial officer. This evaluation was conducted pursuant to rules promulgated under the Securities Exchange Act of 1934, as amended. On February 7, 2008, we announced changes to our senior financial management team. We have not evaluated the impact of these changes to our disclosure controls and procedures; therefore, our remediation efforts may vary from those listed below in Item 4c Changes in Internal Controls Over Financial Reporting.
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
Based on the evaluation, management concluded that our disclosure controls and procedures were not effective as of March 31, 2007 due to the material weaknesses noted below in “Management’s Report on Internal Control over Financial Reporting” (“ICFR”). A material weakness is a deficiency or combination of deficiencies in ICFR such that there is a reasonable possibility that a material misstatement of the financial statements will not be prevented or detected on a timely basis by employees in the normal course of their work.
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
Because of the material weaknesses and significant deficiency, management concluded that, as of March 31, 2007, we did not maintain effective internal control over financial reporting based on the COSO criteria.
Despite recent remediation of certain deficiencies, noted below, management has concluded that our disclosure controls and procedures still cannot be deemed to be effective as of December 31, 2007. Based on this conclusion and as part of the preparation of this report, we have applied compensating procedures and processes as necessary to ensure the reliability of our financial reporting.
c. Changes in Internal Control Over Financial Reporting
Management has established a goal to remediate all material weaknesses in internal control over financial reporting by March 31, 2008, although there can be no assurance that this goal will be attained.
Management has reported to the Audit Committee of our Board of Directors the content of the material weaknesses identified in our assessment. Addressing these weaknesses is a priority of management, and we are in the process of remediating the cited material weaknesses and evaluating the operation of existing and new mitigation controls. These new controls have not been operating for sufficient time to be deemed effective. Key elements of the remediation effort include, but are not limited to, the following initiatives:
•	An initiative to address the material weakness in the control environment exists due to the understaffing of the finance and accounting department and their lack of sufficient training and experience. To remediate this failure, we have taken the following steps:
i)	We are continuing our recruitment efforts to find a qualified financial reporting manager; however, significant remediation is in process through the addition of a staff accountant and an accounts receivable supervisor, which has provided for adequate coverage and proper segregation of duties. In addition, we established an internal audit and Sarbanes-Oxley compliance function reporting directly to the Audit Committee and recruited and hired a qualified director to manage this function.

ii)	We have instituted training sessions for existing financial reporting and accounting personnel. We are conducting internal training sessions and are requiring completion of continuing professional education for all key financial reporting and accounting personnel. Our internal training includes formal and informal training and orientation on internal controls and our accounting policies and information systems.
•	An initiative to address the material weakness attributed to the operating effectiveness of control activities included the lack of consistent completion, review and approval of key balance sheet account analyses and reconciliations. To remediate this failure, we have taken following steps:
i)	We have increased the extent and scope of our review with existing staff and temporary personnel, and have hired a general accountant to ensure thorough and consistent completion, review and approval of

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
account analyses and reconciliations. We expect the effect of this increased staffing to be realized and reflected in our year end evaluation of controls.

ii)	We previously cited and have now remediated the lack of journal entry and supporting documentation review by implementing a new review process.

iii)	We previously cited and have now remediated the appropriate review for the completeness and accuracy of information input to and output from financial reporting and accounting systems by implementing a new review process.

iv)	We previously cited and have now remediated our analysis of intercompany activity and the consolidation of subsidiary financial information. We have now implemented an improved review process. We strengthened the oversight of the accounting operations and transactions at our foreign subsidiaries by performing additional review work. Additionally, we are standardizing our information systems currently by extending the use of our domestic information technology operating system to all operating and accounting functions at our Mexico subsidiary and the inventory control functions at our Malaysia and Singapore subsidiaries, which will soon have use of the accounting functions. We also hired additional tax professionals at our foreign locations to assist us in developing additional internal controls over the recording and disclosure of tax-related accounting issues. Management also performs frequent reviews of key metrics for our foreign subsidiaries.

v)	We previously cited and have now remediated our accounting treatment in accordance with GAAP that resulted in restatements to our financial statements. Steps taken to correct the previously issued financial statements included a review of authoritative accounting literature and consultation with accounting experts at the SEC and with external accountants. Upon completion of this review, we corrected our treatment related to accounting for core inventory and revenue recognition.
•	An initiative to address the material weaknesses attributed to the entity level controls included the failures noted below along with subsequent remediation efforts: To remediate this failure, we have taken the following steps:
i)	There is lack of documentation in the IT strategy. To remediate this failure, our Vice President of IT consults with and reviews IT projects on a regular basis with our Chief Financial Officer; and remediation efforts are in place to develop a more formalized IT strategy policy.

ii)	We previously cited and have now begun remediation of an asset protection program that will include enhanced test work to aid in the safeguarding of assets through the addition of our internal audit function, led by our new internal audit and Sarbanes- Oxley compliance director.

iii)	There is a lack of comprehensive accounting policies and procedures. To remediate this failure, while not comprehensive, key accounting policies and procedures are communicated through job descriptions, individual trainings, checklists, white papers on accounting treatments and other supplementary informal documentation. Management does not expect to have a comprehensive accounting manual for all positions completed by March 31, 2008, but believes that the aforementioned compensating controls, while not optimal are sufficient.

iv)	There is a lack of comprehensive human resources policies and procedures. To remediate this failure, management is in process of preparing human resources policies and procedures manual and an updated employee manual that will be distributed prior to March 31, 2008.

v)	The Audit Committee failed to conduct a self assessment of their effectiveness, but plans on conducting this prior to March 31, 2008. The addition of the internal audit director has provided additional support to our Audit Committee which has oversight responsibility for our internal control over financial reporting.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Limitation on Payment of Dividends—The New Credit Agreement prohibits the declaration or payment of any dividends other than dividends payable in the capital stock of the Company.
Item 6. Exhibits.
(a) Exhibits:
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Accounting Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: February 8, 2008	By:	/s/ KEVIN DALY
KEVIN DALY
Chief Accounting Officer

Dated: February 8, 2008	By:	/s/ DAVID LEE
DAVID LEE
Chief Financial Officer