Form 10-K
period 2008-03-31
MOTORCAR PARTS  AMERICA INC
filed 2008-06-16
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                       to
Commission File No. 001-33861
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
Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 28, 2007, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $115,246,871 based on the closing inter-dealer quotation as tracked on the pink sheets.
There were 12,070,555 shares of common stock outstanding as of June 9, 2008.
DOCUMENTS INCORPORATED BY REFERENCE: None

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

MOTORCAR PARTS OF AMERICA, INC.
Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries. This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from the results discussed in any forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K generally.
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on our website www.motorcarparts.com. You may also read and copy any document we file with the SEC at its Public Reference Room at 100 F. Street, NE, Washington, D.C.20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.
PART I
Item 1. Business
General
We remanufacture alternators and starters for imported and domestic cars and light trucks and distribute them throughout the United States and Canada. We sell to most of the largest auto parts retail chains in the United States and Canada, including AutoZone, Pep Boys, O’Reilly Automotive and CSK Automotive. We believe the five largest auto parts retail chains currently control approximately 44% of the North American after-market for remanufactured alternators and starters.
Growth of the after-market for remanufactured alternators and starters is driven by replacement rates. We believe that replacement rates generally increase with increases in miles driven and the age of registered vehicles. According to industry sources, total annual miles driven in the United States started to decline in late calendar 2007. In our view, it is too early to determine whether this a temporary decline or the beginning of a longer-term trend. On the other hand, based on industry sources, the number of registered vehicles in the United States that are eight years old or older has been, and appears to be continuing to grow. Vehicles eight years old or older have replacement rates for alternators and starters that are significantly higher than vehicles that are less than eight years old. Improvements in the quality of alternators and starters in certain newer vehicles have resulted in declining replacement rates for those vehicles; however, as these vehicles age and accumulate mileage, the alternators and starters will ultimately fail. In other words, we believe that the replacement of alternators and starters in these vehicles has been deferred, not avoided entirely.
Historically, our business has focused on the do-it-yourself (“DIY”) market, customers who buy remanufactured alternators and starters at an auto parts retail store and install the parts themselves. We believe that the do-it-for-me (“DIFM”) market, also known as the professional installer market, is an attractive opportunity for growth. We believe we are positioned to benefit from this market opportunity in three ways: one, our auto parts retail customers are expanding their efforts to target the professional installer market segment; two, we sell our products to General Motors for distribution to professional installers through its Service Parts Operation; and three, we sell our products under our Quality-Built™ brand label directly to suppliers that focus on professional installers.
While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of customers. During fiscal 2008, 2007 and 2006, sales to our five largest customers constituted approximately 94%, 96% and 96%, respectively, of our net sales. To mitigate the risk associated with this concentration of sales, we have increasingly sought to enter into longer-term customer agreements with our major customers. These longer-term agreements typically require us to commit a significant amount of our working capital to build inventory and increase production. In addition, they typically include marketing and other allowances that adversely impact near-term revenue and may require us to incur certain changeover expenses. To respond to our increased need for working capital and to strengthen our overall financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in gross proceeds before expenses of $40,061,000 and net proceeds of $36,905,000.
To offset the pricing pressure and costs associated with our agreements with our largest customers, we have moved almost all our remanufacturing operations from Torrance, California to lower cost facilities in Mexico and Malaysia. During fiscal 2008, 2007 and 2006, approximately 91%, 64% and 32%, respectively, of our total production was produced by our subsidiaries in Mexico and Malaysia. We currently expect that approximately 95% of our fiscal 2009 production of remanufactured units will be outside the United States. We expect to maintain production of remanufactured units that require specialized service and/or rapid turnaround in our Torrance facility for the near term. We are also continuing to transition warehousing and shipping/receiving operations from our Torrance facility to our facilities in Mexico.
In connection with our transition efforts, in September 2007 we exercised our right to cancel the lease of our Torrance facility, effective May 31, 2008, with respect to approximately 80,000 square feet previously utilized for core receipt, storage and packing. The transition of these functions to our facilities in Mexico is almost complete.
We also closed our warehouse distribution facility in Nashville, Tennessee in the second quarter of fiscal 2008. We have subleased this facility for the remainder of the lease term.
Company Products
During fiscal 2008, 2007 and 2006, sales of replacement alternators and starters for imported and domestic cars and light trucks constituted 99% of our total sales. Alternators and starters are non-elective replacement parts in all makes and models of vehicles because they are required for a vehicle to operate. Currently, approximately 94% of our units are sold for resale under customer private labels. The balance is sold under our Quality-Built™ brand label.
Our alternators and starters are produced to meet or exceed original manufacturer specifications. We remanufacture alternators and starters for virtually all imported and domestic vehicles sold in the United States and Canada. Remanufacturing creates a supply of parts at a lower cost to the end user than newly manufactured parts and makes available automotive parts which are no longer being manufactured as new. Remanufacturing also relieves automotive repair shops of the need to rebuild worn parts on an individual basis and conserves material which would otherwise be used to manufacture new replacement parts. Our remanufactured parts are sold at competitively lower prices than most new replacement parts.
We recycle nearly all materials in keeping with our focus of positively impacting the environment. All parts, including metal from the Used Cores, and corrugated packaging are recycled.
The technology and the specifications for the components used in our products, particularly alternators, have become more advanced in response to the installation in vehicles of an increasing number of electrical components such as navigation systems, steering wheel-mounted electronic controls, keyless entry devices, heated rear windows and seats, high-powered stereo systems and DVD players. As a result of this increased electrical demand, alternators require more advanced technology and higher grade components and per unit sales prices of replacement alternators have increased accordingly. The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. In addition to the over 1,600 stock keeping units (“SKUs”) for heavy trucks and a variety of industrial and OE applications reflecting our acquisition of certain assets of Automotive Importing Manufacturing, Inc. (“AIM”), we carry over 2,500 SKUs which cover applications for most imported and domestic cars and light trucks sold in the United States and Canada.
Customers: Customer Concentration
Our products are marketed throughout the United States and Canada. Currently, we serve four of the five largest retail automotive chain stores with an aggregate of approximately 7,700 retail outlets as well as small to medium-

sized automotive warehouse distributors. The products we sell to one of the largest automobile manufacturers in the world are distributed to over 14,000 dealers and approximately 100 dedicated distributors.
We are substantially dependent upon sales to our major customers. During fiscal 2008, 2007 and 2006, sales to our five largest customers constituted approximately 94%, 96%, and 96%, respectively, of our net sales, and sales to our largest customer AutoZone, constituted 53%, 64% and 70%, respectively, of our net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us.
Customer Arrangements; Impact on Working Capital
We have long-term agreements with substantially all of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. An agreement with one customer grants the customer the right to terminate the agreement at any time for any reason. Our contracts with major customers expire at various dates ranging from August 2008 through December 2012.
These longer-term agreements strengthen our customer relationships and business base. The increased demand for product that we have experienced has caused a significant increase in our inventories, accounts payable and personnel. Customer demands that we purchase their Remanufactured Core inventory have also been a significant and an additional strain on our available working capital. The marketing and other allowances we typically grant our customers in connection with our new or expanded customer relationships adversely impact the near-term revenues, profitability and associated cash flows from these arrangements. However, we believe the investment we make in these new or expanded customer relationships will improve our overall liquidity and cash flow from operations over time. Accordingly, in order to respond to our increased need for working capital and to strengthen our overall financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in gross proceeds before expenses of $40,061,000 and net proceeds of $36,905,000 after expenses.
Multi-Year Inventory Transactions
During the three fiscal years ended March 31, 2008, we entered into a number of transactions with respect to our inventory. Specifically, as of March 31, 2008, we are still a party to agreements with two major customers that require us to record on our books inventory held by them.
The inventory transaction with our largest customer has had a material impact on our reported results and working capital for the last three fiscal years. We entered into the initial four-year agreement with this customer in May 2004. Under this agreement, we became the primary supplier of imported alternators and starters for eight of this customer’s distribution centers and agreed to sell this customer certain products on a “pay-on-scan” (“POS”) basis. Under the POS arrangement, we continued to carry the inventory that this retailer had on its shelf for resale until that inventory was sold to an end user. At that point, we were entitled to receive payment. As part of the 2004 agreement, we purchased approximately $24,000,000 of this customer’s inventory through the issuance of credits against receivables from that customer. The last of these credits was issued in April 2006. The parties also agreed to use reasonable commercial efforts to convert the overall purchasing relationship to a POS arrangement by April 2006, and, if the POS conversion was not fully accomplished by that time, we agreed to convert $24,000,000 of this customer’s inventory to a POS arrangement by purchasing this inventory through the issuance of credits of $1,000,000 per month over a 24-month period ending April 2008.

The POS conversion was not completed by April 2006, and the parties agreed to terminate the POS arrangement as of August 24, 2006. As part of the August 2006 agreement, the customer purchased those products previously shipped on a POS basis. The net effect of this transaction, after the application of our revenue recognition policies, was an increase in net sales of $11,733,000 for the fiscal year ended March 31, 2007. This agreement also extended the term of our primary supplier rights from May 2008 to August 2008.
Under this agreement, we purchased approximately $19,980,000 of the customer’s Remanufactured Core inventory by issuing credits to the customer in that amount on August 31, 2006. In establishing the related long-term core inventory deposit, we valued these Remanufactured Cores at $11,918,000 based on the then current cost of long-term core inventory. The resulting $8,062,000 reduction in the carrying value of these Remanufactured Cores reduced our net sales for the fiscal year ended March 31, 2007 by the same amount. If our agreement with this customer is terminated, the customer is obligated to purchase any unreturned Remanufactured or Used Cores from us for cash either immediately or over a period of time as that customer liquidates its inventory. The amount of the payment is based upon the contractual per Remanufactured Core price. This contractual price exceeds the value used to establish the long-term core inventory deposit. As of March 31, 2008, the long-term core inventory deposit balance related to this agreement was approximately $19,629,000. Long-term core inventory deposit related to this August 31, 2006 transaction has not changed, but the total balance in the account has increased due to additional subsequent Remanufactured Core purchases.
In March 2005, we entered into an agreement with another major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured imported alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s imported alternator and starter Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period. In the fourth quarter of fiscal 2008, the total credits to be issued was reduced to $9,940,000, resulting from the reconciliation of the number of Remanufactured Core inventory available at customer locations. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of March 31, 2008, approximately $3,623,000 of credits remain to be issued. The customer is obligated to purchase any unreturned Remanufactured or Used Cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term core inventory deposit account for the value of the Remanufactured Core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated Remanufactured Core inventory value. As of March 31, 2008, the long-term core inventory deposit balance related to this agreement was approximately $2,848,000. We regularly review the long-term core inventory deposit account using the same asset valuation methodologies we use to value our unreturned Remanufactured Core inventory.
In July 2006, we entered into an agreement with a new customer to become its primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s imported alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, the agreement was amended to eliminate our obligation to acquire this Remanufactured Core inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Under an amendment effective January 25, 2008, we agreed to accelerate $2,300,000 of promotional allowances provided under this agreement. These promotional allowances otherwise would have been earned by the customer during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. At the same time, our contract with this customer was extended through January 31, 2011.
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

We believe that the reputation for quality and customer service that a supplier enjoys is a significant factors in a customer’s purchase decision. We believe that these factors favor our company, which provides quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support. In this regard, there is increasing pressure from customers, particularly the largest customers, to provide efficient delivery to promptly meet customer orders. While this pressure increases our need to build inventory levels, we believe that our ability to provide efficient delivery distinguishes us from many of our competitors and provides a competitive advantage. Price and payment terms are very important competitive factors. The concentration of our sales among a small group of customers has limited our ability to negotiate more favorable terms for sales of our products.
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
Offshore Remanufacturing. The majority of our remanufacturing operations are now conducted at our remanufacturing facilities in Tijuana, Mexico and Malaysia. We also operate a shipping and receiving warehouse and testing facility in Singapore. These foreign operations have quality control standards similar or identical to those implemented at our remanufacturing facilities in Torrance, California. In fiscal 2008, 2007 and 2006, our foreign operations produced approximately 91%, 64% and 32%, respectively, of our total unit production. In addition, we moved 100% of our core sorting functions off-shore and we continue to transition the remaining warehousing, shipping and packing operations in Torrance, California to our facilities in Mexico. We currently expect that approximately 95% of our fiscal 2009 production of remanufactured units will be outside the United States.

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
Our customers are not obligated to send us all the Used Cores exchanged by their consumers. We have historically purchased approximately 15% to 20% of our Used Cores in the open market from core brokers who specialize in buying and selling Used Cores. Although the open market is not a primary source of Used Cores, it does offer us a supplemental source for maintaining stock balances, so that we can continue to meet our raw material demands. Not all Used Cores are reusable. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced. Although the yield rates depend upon both the product and customer specifications, our overall average yield rates are about 85%, meaning we use about 117 Used Cores to provide sufficient salvageable components to complete 100 remanufactured products. During the fiscal year ended March 31, 2008, we purchased approximately 23% of our Used Cores from core brokers. This increase in broker purchases above our historic rates was necessary to accommodate our offshore operations and to provide efficient delivery to promptly meet customer orders.
The price of a finished product sold to our customers is generally comprised of an amount for remanufacturing (“unit value”) and an amount separately invoiced for the Remanufactured Core included in the product (“Remanufactured Core charge”). The Remanufactured Core charge is equal to the credit we offer to induce the customer to use our core exchange program and send back the Used Cores to replenish the raw materials we need to produce additional finished goods. In accordance with our net-of-core-value revenue recognition policy, at the time a sale is recorded, we only recognize as revenue the unit value of the finished product. We also record as long-term core inventory the cost of Remanufactured Cores included in the finished goods that are shipped to customers and that we expect to be sent back to us as part of the core exchange program. During fiscal 2008, 2007 and 2006, approximately 95%, 96% and 93%, respectively, of the Remanufactured Cores we shipped as part of finished goods were replaced by similar Used Cores sent back to us under our core exchange program, resulting in the issuance of credits equal to the related Remanufactured Core value.
Other materials and components used in remanufacturing are purchased in the open market. Our main supplier provided approximately 20%, 22% and 21% of our raw materials purchased during the fiscal years ended March 31, 2008, 2007 and 2006, respectively, and we are dependent on that supplier’s ability to provide us with raw materials. No other supplier provided more than 10% of our raw material needs during these periods.
The ability to obtain Used Cores, materials and components of the types and quantities we need is essential to our ability to meet demand.
Return Rights. Under our customer agreements and general industry practice, our customers are allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user consumers. Customers have various contractual rights for stock adjustments which range from 3%-5% of total units sold. In some instances, we allow a higher level of returns in connection with a significant update order. Stock adjustment returns are not recorded until they are authorized by us, and they do not occur at any specific time during the year. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of stock adjustment and other customer returns to less than 20% of unit sales.
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
Sales, Marketing and Distribution. We offer one of the widest varieties of alternators and starters available to the market, and we market and distribute our products throughout the United States and Canada. Our products for the automotive retail chain market are primarily sold under our customers’ private labels. During fiscal 2004, we expanded our sales efforts beyond automotive retail chains to include warehouse distribution centers serving professional installers. Our products are sold under private label and our own Quality-Built™ brand label. Products are shipped from our remanufacturing facility in Torrance, California and our fee warehouse facilities in Fairfield, New Jersey and Springfield, Oregon.
We publish, for print and electronic distribution, a catalog with part numbers and applications for our alternators and starters along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.
Employees. As of March 31, 2008, we had 311 employees in the United States (down from 580 at March 31, 2007), substantially all of whom were located in Torrance, California. Of our U.S.-based employees, 91 are administrative personnel of which 21 are sales personnel. In addition, at March 31, 2008, we employed 336 people in Singapore and Malaysia, an increase from 309 people at March 31, 2007, and 1,100 people at our remanufacturing facility in Tijuana, Mexico, an increase from 638 people at March 31, 2007. A union represents all hourly employees covered by collective bargaining agreements at our Mexico facility. All other employees, including our employees at Torrance, California, are non-union. We consider our relations with our employees to be satisfactory.
Seasonality of Business
Historically, extreme weather conditions have impacted alternator and starter failures, resulting in modest seasonal impacts on our business. Due to their nature and design, as well as the limits of technology, alternators and starters traditionally have failed when operating in extreme conditions. During the summer months, when the temperature typically increases over a sustained period of time, alternators were more likely to fail. Similarly, during winter months, starters were more likely to fail. This seasonality impact has been diminished by the improvement in the quality of alternators and starters and does not currently have a material impact on our sales.
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
Acquisition
On May 16, 2008, we completed the acquisition of certain assets of AIM, specifically its operation which produced new and remanufactured alternators and starters for imported and domestic passenger vehicles. These products are sold under Talon®, Xtreme® and other brand names.

Management believes the acquisition of AIM expands our customer base and the product line, including the addition of business in heavy duty alternators and starter applications. The assets and result of operations of AIM were not significant to our consolidated financial position or results of operations, and thus pro forma information is not presented.

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
Our sales are concentrated among a few major customers. During fiscal 2008, sales to our five largest customers constituted 94% of our net sales, and sales to our largest customer constituted 53% of our net sales. Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of any of our major customers. The loss or significant decline of sales to any of our major customers would reduce our net income and adversely affect our operating results.
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
The costs associated with expansion of our offshore remanufacturing and logistic activities has put downward pressure on our near-term operating results. These activities also exposed us to increased political and economic risks.
To respond to customer and competitive pressures while maintaining or improving gross margins over time, we have moved an increasing portion of our remanufacturing operations to lower cost countries outside the United States. While we anticipate that the remanufacturing costs in Mexico will ultimately be lower than those we have incurred in our Torrance, California facility, we experienced various but decreasing inefficiencies associated with the ramp-up of our Mexican operations that adversely impacted our operating results during the fiscal years ended March 31, 2008, 2007 and 2006. The expansion of our overseas operations also increases our exposure to political or economic instability in the host countries and to currency fluctuations.
The complexity associated with the accounting for our operating results may continue to result in fluctuations in our reported operating results.
Because we receive most Used Cores, a critical remanufacturing component, through the core exchange program with our customers and we offer marketing allowances and other incentives that impact revenue recognition, the accounting for our operations is more complex than that for many businesses the same size or larger. We previously cited and have now remediated our accounting treatment in accordance with generally accepted accounting principles that resulted in restatements to our financial statements. Steps taken to correct the previously issued financial statements included a review of authoritative accounting literature and consultation with accounting experts at the SEC and with external accountants. Upon completion of this review, we corrected our treatment related to accounting for core inventory and revenue recognition.

Interruptions or delays in obtaining component parts could impair our business and adversely affect our operating results.
In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange program with our customers, and component parts from third-party manufacturers. Historically, the level of Used Core returns from customers together with purchases from core brokers have provided us with an adequate supply of this key component. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities would be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. In fiscal 2008, we received 20% of our raw materials from a single supplier. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.
Increases in the market prices of key component raw materials could negatively impact our profitability.
In light of the long-term, continuous pressure on pricing which we have experienced from our major customers, we may not be able to recoup the higher prices which raw materials, particularly aluminum and copper, may command in the market-place. We believe the impact of higher raw material prices, which is outside our control, is mitigated to some extent because we recover a substantial portion of our raw materials from Used Cores returned to us by our customers through the core exchange program. However, we are unable to determine what adverse impact, if any, sustained raw material price increases may have on our profitability.
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
We have experienced significant variations in our annual and quarterly results of operations. These fluctuations have resulted from many factors, including shifting customer demands, shifts in the demand and pricing for our products and general economic conditions, including changes in prevailing interest rates. Our gross profit percentage fluctuates due to numerous factors, some of which are outside our control. These factors include the timing and level of marketing allowances provided to our customers, differences between the level of projected sales to a particular customer and the actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, fluctuations in the level of Used Core returns during the period and general market and competitive conditions.
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
While private placement of common stock and warrants completed in May 2007 has strengthened our capital position, we expect that our indebtedness may increase substantially from time to time for various reasons, including fluctuations in operating results, marketing allowances provided to customers, capital expenditures and possible acquisitions. Our indebtedness could materially affect our business because (i) a portion of our cash flow must be used to service debt rather than finance our operations, (ii) it may eventually impair our ability to obtain financing in the future and (iii) it may reduce our flexibility to respond to changes in business and economic conditions or take advantage of business opportunities that may arise.
Our largest shareholder has the ability to influence all matters requiring the approval of our Board of Directors and our shareholders.
As of March 31, 2008, Mel Marks, our founder and member of our Board of Directors, beneficially owned 13.9% of our outstanding common stock, and we believe other members of the Marks family held an additional 3.9% of our outstanding stock. As a result of his holdings, Mel Marks has the ability to exercise substantial influence over us and his interests (and those of his family) may conflict with the interests of other shareholders.
Our stock price may be volatile and could decline substantially.
Our stock price may decline substantially as a result of the volatile nature of the stock market and other factors beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including (i) our operating results failing to meet the expectations of securities analysts or investors in any quarter, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public sales of a substantial number of shares of our common stock, and (v) adverse changes in general market conditions or economic trends.
Our failure to maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 could have a material adverse effect on our business and the price of our common stock.
Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires our management to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year and certify whether or not internal control over financial reporting is effective. Our independent accountants are also required to express an opinion with respect to the effectiveness of our internal controls. In connection with our evaluation of Section 404 compliance for the prior fiscal year, we determined that there were material weaknesses in our internal controls over financial reporting. All the material weaknesses noted in the prior fiscal year have subsequently been remediated. In connection with our evaluation of Section 404 compliance for the current fiscal year, we determined that there were no material weaknesses in our internal controls over financial reporting. We expect our SOX compliance work will continue to require significant commitment of management time and the incurrence of significant general and administrative expenses.
Unfavorable currency exchange rate fluctuations could adversely affect us.
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our growing operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings.
We may not be able to keep the registration statement continuously effective.
We are obligated to use our commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(d) of the Securities Act. If we fail to satisfy this requirement, we are obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000.
We may continue to make strategic acquisitions of other companies or businesses and these acquisitions introduce significant risks and uncertainties, including risks related to integrating the acquired businesses and achieving benefits from the acquisitions.
In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include: (i) the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner, (ii) the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions, (iii) the potential loss of key employees of the acquired businesses, (iv) the risk of diverting the attention of senior management from our operations, (v) risks associated with integrating financial reporting and internal control systems, (vi) difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses, and (vii) future impairments of goodwill of an acquired business.
Item 1B Unresolved Staff Comments
None.
Item 2 Properties
We lease all of the real property used in our operations. We presently lease approximately 147,000 square feet of warehouse, production and administrative space in Torrance, California. In November 2006, we entered into an amendment to the lease that extended the lease term for an additional five year period ending March 31, 2012. Under the amendment, we have the right to cancel the lease with respect to approximately 80,000 square feet of the leased space in the first and the second year of the extended lease period. The amendment also gives us an option to extend the lease for an additional five years beginning April 1, 2012. In September 2007, we exercised our right to cancel the lease of our Torrance, California facility with respect to approximately 80,000 square feet utilized for core receipt, storage and packing. This cancellation was effective May 31, 2008. These functions were transitioned to our facility in Mexico. We also lease approximately 4,005 square feet adjacent to our main Torrance facility that is used as additional office and record storage space. The lease on this second building has terms which coincide with the lease on the main Torrance building.
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
In addition, we occupy nearly 50,000 square feet of leased remanufacturing, warehousing, and office space under nine separate leases which expire on various dates through June 30, 2010, in Singapore and Malaysia.

The Nashville, Tennessee area facilities we lease consist of two locations. We currently lease approximately 2,067 square feet of office space under a lease that expires on May 31, 2012. In April 2005, we entered in an agreement to lease approximately 82,600 square feet of warehouse and office space for a term of five years and two months. In the second quarter of fiscal 2008, we closed and sub-leased this facility for the remainder of its lease term.
We believe the facilities we are retaining are sufficient to satisfy our foreseeable warehousing, production, distribution and administrative office space requirements.
Item 3 Legal Proceedings
In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, our former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, our founder, largest shareholder and member of our Board of Directors.) Mr. Marks ultimately pled guilty to several criminal charges in June 2005.
In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement (which was unanimously approved by a Special Committee of the Board of Directors consisting of Messrs. Borneo, Gay and Siegel), Mr. Marks agreed to pay us $682,000 as partial reimbursement of the legal fees and costs we had advanced pursuant our pre-existing indemnification agreements with Mr. Marks. This amount was due on January 15, 2008. In June 2006, we recorded a shareholder note receivable for the $682,000 Mr. Marks owes us. The note is classified in shareholders’ equity as it is collateralized by our common stock. Mr. Marks also agreed to pay interest at the prime rate plus one percent on June 15, 2007 (paid on June 22, 2007) and January 15, 2008 (paid on January 22, 2008). Mr. Marks pledged 80,000 shares of our common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks was less than 125% of Mr. Marks’ obligation, he was required to pledge additional stock to maintain not less than the 125% coverage level. Under the terms of an amendment to the agreement with Mr. Marks that was effective January 15, 2008, we agreed to extend the due date of Mr. Marks’ obligation to pay $682,000 from January 15, 2008 to July 15, 2008. This amendment was unanimously approved by the Special Committee of the Board of Directors that had approved the original Settlement Agreement. Mr. Marks agreed to pledge an additional 31,500 shares of our common stock that he owns to secure this obligation and any additional shares necessary to maintain no less than a 140% coverage level. Mr. Marks also agreed to pay interest at the prime rate plus three percent during the extension period. In March 2008 and May 2008, Mr. Marks pledged additional 20,528 and 33,492 shares, respectively, to maintain the necessary coverage level of 140%.
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
Effective December 3, 2007, our common stock commenced trading on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Market under the trading symbol MPAA. Prior to this date, our common stock was traded on the Pink Sheets under the trading symbol MPAA.PK.
The following table sets forth the high and low sale prices for our common stock during the fourth quarter of fiscal year 2008 and the high and low bid quotations for our common stock during fiscal 2007 and the first three quarters of fiscal 2008. The quotations for fiscal 2007 and the first three quarters of fiscal 2008 reflect inter-dealer prices and may not necessarily represent actual transactions and do not include any retail mark-ups, markdowns or commissions.

	Fiscal 2008		Fiscal 2007
	High	Low	High	Low
1st Quarter	$14.35	$11.50	$13.35	$11.05
2nd Quarter	$13.00	$10.25	$13.51	$11.35
3rd Quarter	$12.10	$9.00	$14.70	$13.10
4th Quarter	$10.80	$5.53	$14.95	$12.60
As of June 9, 2008 there were 12,070,555 shares of common stock outstanding held by 65 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lender prohibits payment of dividends, except stock dividends, without the lender’s prior consent.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of March 31, 2008:

	(a)		(b)	(c)
Number of securities
remaining available for
	Number of securities to		Weighted-average	future issuance under
	be issued upon exercise		exercise price of	equity compensation plans
	of outstanding options,		outstanding options	(excluding securities
Plan Category	warrants and rights		warrants and rights	reflected in column (a))
Equity compensation plans approved by securities holders	1,661,459	(1)	$8.47	154,350	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,661,459		$8.47	154,350

(1)	Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, Director’s Plan, 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

(2)	Consists of options available for issuance under our 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

Performance Graph
The following graph compares the cumulative return to holders of common stock for the five years ending March 31, 2008 with the NASDAQ Composite Index and an index for our peer group. The peer group is comprised of other automotive after-market companies: Aftermarket Technologies Corporation, Dorman Products, Inc., Standard Motor Products, Inc., and Proliance International, Inc. The comparison assumes $100 was invested at the close of business on March 31, 2003 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2008

Item 6 Selected Financial Data
The following selected historical consolidated financial information as of and for each of the fiscal years ended March 31, 2008, 2007, 2006, 2005 and 2004, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

	Fiscal Year Ended March 31,
Income Statement Data	2008	2007	2006	2005	2004
Net sales	$133,337,000	$136,323,000	$108,397,000	$96,719,000	$80,349,000
Operating income (loss)	12,751,000	(2,475,000)	6,298,000	13,438,000	9,232,000
Net income (loss)	4,607,000	(4,956,000)	2,085,000	7,281,000	5,400,000
Basic net income (loss) per share	$0.40	$(0.59)	$0.25	$0.89	$0.67

Diluted net income (loss) per share	$0.39	$(0.59)	$0.25	$0.85	$0.64

	March 31,
Balance Sheet Data	2008	2007	2006	2005	2004
Total assets	$141,408,000	$131,986,000	$101,136,000	$85,647,000	$62,150,000
Working capital	6,864,000	(26,746,000)	12,851,000	17,328,000	19,212,000
Line of credit	—	22,800,000	6,300,000	—	3,000,000
Capital lease obligations — less current portion	2,565,000	3,629,000	4,857,000	938,000	1,247,000
Long term liabilities	4,654,000	3,859,000	3,373,000	1,040,000	100,000
Shareholders’ equity	91,093,000	47,828,000	51,595,000	48,670,000	40,834,000
Working capital has been adjusted for the reclassification of core inventory as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Critical Accounting Policies, Inventory, page 21.
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, our ability to renew the contract with our largest customer that is scheduled to expire in August 2008 and the terms of any such renewal, the increasing demands on our working capital, including the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the material weaknesses in our internal controls over financial reporting, the outcome of the existing review of our custom duties payments and procedures, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.

Management Overview
We remanufacture alternators and starters for imported and domestic cars and light trucks and distribute them throughout the United States and Canada. We sell to most of the largest auto parts retail chains in the United States and Canada, including AutoZone, Pep Boys, O’Reilly Automotive and CSK Automotive. We believe the five largest auto parts retail chains currently control approximately 44% of the North American after-market for remanufactured alternators and starters.
Growth of the after-market for remanufactured alternators and starters is driven by replacement rates. We believe that replacement rates generally increase with increases in miles driven and the age of registered vehicles. According to industry sources, total annual miles driven in the United States started to decline in late calendar 2007. In our view, it is too early to determine whether this a temporary decline or the beginning of a longer-term trend. On the other hand, based on industry sources, the number of registered vehicles in the United States that are eight years old or older has been, and appears to be continuing to grow. Vehicles eight years old or older have replacement rates for alternators and starters that are significantly higher than vehicles that are less than eight years old. Improvements in the quality of alternators and starters in certain newer vehicles have resulted in declining replacement rates for those vehicles; however, as these vehicles age and accumulate mileage, the alternators and starters will ultimately fail. In other words, we believe that the replacement of alternators and starters in these vehicles has been deferred, not avoided entirely.
Historically, our business has focused on the DIY market, customers who buy remanufactured alternators and starters at an auto parts retail store and install the parts themselves. We believe that the DIFM market, also known as the professional installer market, is an attractive opportunity for growth. We believe we are positioned to benefit from this market opportunity in three ways: one, our auto parts retail customers are expanding their efforts to target the professional installer market segment; two, we sell our products to General Motors for distribution to professional installers through its Service Parts Operations; and three, we sell our products under our Quality-Built™ brand label directly to suppliers that focus on professional installers.
While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of customers. During fiscal 2008, 2007 and 2006, sales to our five largest customers constituted approximately 94%, 96% and 96%, respectively, of our net sales. To mitigate the risk associated with this concentration of sales, we have increasingly sought to enter into longer-term customer agreements with our major customers. These longer-term agreements typically require us to commit a significant amount of our working capital to build inventory and increase production. In addition, they typically include marketing and other allowances that adversely impact near-term revenue and may require us to incur certain changeover expenses. To respond to our increased need for working capital and to strengthen our overall financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in gross proceeds before expenses of $40,061,000 and net proceeds of $36,905,000.
To offset the pricing pressure and costs associated with our agreements with our largest customers, we have moved almost all our remanufacturing operations from Torrance, California to lower cost facilities in Mexico and Malaysia. During fiscal 2008, 2007 and 2006, approximately 91%, 64% and 32%, respectively, of our total production was produced by our subsidiaries in Mexico and Malaysia. We currently expect that approximately 95% of our fiscal 2009 production of remanufactured units will be outside the United States. We expect to maintain production of remanufactured units that require specialized service and/or rapid turnaround in our Torrance facility for the near term. We are also continuing to transition warehousing and shipping/receiving operations from our Torrance facility to our facilities in Mexico.
In connection with our transition efforts, in September 2007 we exercised our right to cancel the lease of our Torrance facility, effective May 31, 2008, with respect to approximately 80,000 square feet previously utilized for core receipt, storage and packing. The transition of these functions to our facilities in Mexico is almost complete.
We also closed our warehouse distribution facility in Nashville, Tennessee in the second quarter of fiscal 2008. We have subleased this facility for the remainder of the lease term.

We operate in one business segment pursuant to SFAS No. 131, “Disclosures about Segments of Enterprise and Related Information.”
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. Our significant accounting policies are discussed in detail below and in Note B to our consolidated financial statements.
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
Our remanufacturing operations require that we acquire Used Cores, a necessary raw material, from our customers and offer our customers marketing and other allowances that impact revenue recognition. These elements of our business give rise to accounting issues that are more complex than many businesses our size or larger. In addition, the relevant accounting standards and issues continue to evolve. As a result, certain of our previously issued financial statements have been restated to reflect changes in our application of GAAP.
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
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense them as period costs as required in Financial Accounting Standards Board (“FASB”) Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“SFAS 151”). For the fiscal year ended March 31, 2008 and 2007, costs of approximately $1,599,000 and $216,000, respectively, were considered abnormal and thus excluded from the cost calculation and charged directly to cost of sales.
We provide an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We review inventory on a monthly basis to identify excess quantities and part numbers that are experiencing a reduction in demand. In general, part numbers with quantities representing a one to three-year supply are partially reserved for at rates based upon management’s judgment and consistent with historical rates. Any part numbers with quantities representing more than a three-year supply are reserved for at a rate that considers possible scrap and liquidation values and may be as high as 100% of cost if no liquidation market exists for the part.
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
Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchase price for purchases that are made in arms length transactions.
Long-term core inventory recorded at average historical purchase prices is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. We must purchase these Used Cores from core brokers because our customers do not have a sufficient supply of these newer Used Cores available for the core exchange program.
Approximately 15% to 20% of Used Cores are obtained in core broker transactions and are valued based on average purchase price. The average purchase price of Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to our core exchange program.
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
Revenue Recognition; Net-of-Core-Value Basis
The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and for the value added by remanufacturing (“unit value”). The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, more than 95% of the remanufactured alternators and starters we sell to customers are replaced by similar Used Cores sent back for credit by customers under our core exchange program. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the Remanufactured Core value as revenue when the finished products are sold. We generally limit the number of Used Cores sent back under the core exchange program to the number of similar Remanufactured Cores previously shipped to each customer.
Revenue Recognition and Deferral — Core Revenue
Full price Remanufactured Cores: When we ship a product, we invoice certain customers for the Remanufactured Core value portion of the product at full Remanufactured Core sales price but do not recognize revenue for the Remanufactured Core value at that time. For these Remanufactured Cores, we recognize core revenue based upon an estimate of the rate at which our customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under our core exchange program.
Nominal price Remanufactured Cores: We invoice other customers for the Remanufactured Core value portion of product shipped at a nominal Remanufactured Core price. Unlike the full price Remanufactured Cores, we only recognize revenue from nominal Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when we believe that we have met all of the following criteria:
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
Deferral of Core Revenue. As noted previously, we have in the past and may in the future agree to buy back Remanufactured Cores from certain customers. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of Remanufactured Core buybacks, we have now decided to defer core revenue from these customers until there is no expectation that sales allowances associated with Remanufactured Core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2008 and 2007, Remanufactured Core revenue of $2,927,000 and $1,575,000, respectively, was deferred.
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
We provide for such anticipated returns of inventory in accordance with SFAS No. 48, “Revenue Recognition When Right of Return Exists” by reducing revenue and the related cost of sales for the units estimated to be returned.
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
Sales Incentives
We provide various marketing allowances to our customers, including sales incentives and concessions. Marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered as determined in accordance with EITF 01-9. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided.
Accounting for Deferred Taxes
The valuation of deferred tax assets and liabilities is based upon management’s estimate of current and future taxable income using the accounting guidance in SFAS No. 109, “Accounting for Income Taxes.” As of March 31, 2008 and 2007, management determined that no valuation allowance was necessary for deferred tax assets.
Financial Risk Management and Derivatives
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our growing operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. We had foreign exchange contracts with an aggregate U.S. dollar equivalent notional value (and materially the same nominal fair value) of $7,303,000 and $5,463,000 at March 31, 2008 and 2007, respectively. These contracts generally expire in a year or less. Any changes in the fair value of foreign exchange contracts are accounted for as an increase or decrease to general and administrative expenses in current period earnings. For the fiscal years ended March 31, 2008 and 2007, the net effect of the foreign exchange contracts was to decrease general and administrative expenses by $152,000 and to increase general and administrative expenses by $11,000, respectively.
Share-based Payments
Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective application method of transition for all our stock-based compensation plans. Accordingly, while the reported results for the fiscal 2008 and 2007 reflect the adoption of SFAS 123R, prior year amounts have not been restated. SFAS 123R requires the compensation costs associated with stock-based compensation plans be recognized and reflected in our reported results.
Prior to the adoption of SFAS 123R, we accounted for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.”
Under the provisions of APB No. 25, compensation cost for stock options is measured as the excess, if, any, of the market price of our common stock at the date of the grant over the amount an employee must pay to acquire the stock. Under the fair value based method, compensation cost is recorded based on the value of the award at the grant date and is recognized over the service period.
As of March 31, 2008, we had approximately $538,000 of unrecognized compensation cost related to non-vested stock options. This cost is expected to be recognized over the remaining weighted average vesting period of 1.3 years.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a FASB Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. We do not expect its adoption to have material impact on our financial position, results of operations or cash flows.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No.159”). SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We expect to adopt SFAS No. 159 in the first quarter of fiscal 2009. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position, results of operations or cash flows.
On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, noncontrolling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also in December 2007, the FASB issued Statement No. 160. Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160.”) This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption being prohibited. We do not currently have any non-controlling interests in our subsidiaries, and accordingly the adoption of SFAS No. 160 is not expected to have a material impact on our financial position, results of operations or cash flows. We are in the process of evaluating the impact of SFAS No. 141(R) on our financial position, results of operations or cash flows.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161.”) SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of SFAS No. 161.
Subsequent Events
On May 16, 2008, we completed the acquisition of certain assets of Automotive Importing Manufacturing, Inc. (“AIM”), specifically its operation which produces new and remanufactured alternators and starters for imported and domestic passenger vehicles. These products are sold under Talon®, Xtreme® and other brand names. The acquisition was consummated pursuant to a signed definitive purchase agreement, dated April 24, 2008, (“Definitive Purchase Agreement”).
Management believes the acquisition of AIM expands our customer base and product line, including the addition of business in heavy duty alternator and starter applications. The assets and result of operations of AIM were not significant to our consolidated financial position or results of operations, and thus pro forma information is not presented.
Results of Operations
The following table summarizes certain key operating data for the periods indicated:

	Fiscal Year Ended March 31,
	2008	2007	2006
Gross profit	27.9%	15.6%	23.4%
Cash flow from operations	(10,039,000)	$(9,313,000)	$(11,454,000)
Finished goods turnover (1)	2.77	4.21	2.35
Finished goods turnover, excluding POS inventory (2)	—	5.05	4.42
Return on equity (3)	9.63%	(10.36)%	4.30%

(1)	Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average of the finished goods inventory values, including the average of the long-term core portion at the beginning and the end of each fiscal year. We believe that this provides a useful measure of our ability to turn production into revenue. The finished goods turnover ratio in fiscal 2007 was positively impacted by the termination of the POS agreement in August 2006.

(2)	Finished goods turnover, excluding POS inventory is calculated by dividing the cost of goods sold for the fiscal year by the average of the finished goods inventory values, including the average of the long-term core portion at the beginning and the end of each fiscal year and excluding pay-on-scan inventory. We believe that this provides a useful measure of our ability to manage the inventory which is within our physical control. This POS arrangement was terminated in August 2006.

(3)	Return on equity is computed as net income for the fiscal year divided by shareholders’ equity at the beginning of the fiscal year and measures our ability to invest shareholders’ funds profitably.

Following is our results of operation, reflected as a percentage of net sales:

	Fiscal Year Ended March 31,
	2008	2007	2006

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	72.1	84.4	76.6

Gross profit	27.9	15.6	23.4
Operating expenses:
General and administrative	14.8	13.3	13.2
Sales and marketing	2.6	3.0	3.3
Research and development	1.0	1.1	1.1

Operating income (loss)	9.5	(1.8)	5.8
Interest expense — net of interest income	4.1	4.3	2.7
Income tax expense (benefit)	2.0	(2.5)	1.2

Net income (loss)	3.4	(3.6)	1.9

Fiscal 2008 Compared to Fiscal 2007
Net Sales. Net sales in fiscal 2008 increased by $8,747,000 or 7.0%, excluding the positive impact on our fiscal 2007 net sales of $11,733,000 associated with the termination of our POS arrangement in August 2006. Including the impact of the termination of our POS arrangement, our net sales decreased by $2,986,000 or 2.2%, to $133,337,000 from the net sales in fiscal 2007 of $136,323,000.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased in fiscal 2008 to 72.1% from 84.4% in fiscal 2007, resulting in a corresponding increase in our gross profit percentage to 27.9% in fiscal 2008 from 15.6% in fiscal 2007. The increase in the gross profit percentage in fiscal 2008 was primarily due to the lower per unit manufacturing costs resulting from improvements in manufacturing efficiencies at our Mexican facility, the transition of majority of remanufacturing to our Mexico facility, and the greater utilization of production at our operation in Malaysia. In addition, our gross profit percentage was favorably impacted by the decrease in customer allowances which had a positive impact on our net sales in fiscal 2008. Our gross profit increase was partly offset by the recording of customs duties accrual of $1,836,000 in fiscal 2008.
General and Administrative. Our general and administrative expenses in fiscal 2008 were $19,746,000, which represents an increase of $1,561,000 or 8.6% from the general and administrative expense in fiscal 2007 of $18,185,000. This increase was primarily due to increases in the following expenses: (i) $514,000 of increased severance and other related expenses, (ii) $1,001,000 of increased audit fees, (iii) $466,000 of increased general and administrative expenses at our Mexico facility due primarily to the ramp-up of activities at that facility, (iv) $109,000 of increased expenses related to the closure and sub-lease of our warehouse facility in Nashville, TN, and (v) $137,000 of expense related to listing of our common stock on NASDAQ. In addition, our general and administrative expenses in fiscal 2007 were reduced by the recording of the shareholder note receivable of $682,000 for reimbursement of indemnification costs. These increases in general and administrative expenses were partly offset by a decrease of (i) $505,000 in stock option compensation expense under SFAS No. 123 (revised 2004), “Share-Based Payment”, (ii) $152,000 as a result of gain recorded due to the changes in the net effect of the foreign exchange contracts, (iii) $211,000 as a result of net realized gain recorded from the redemption of short-term investments for the payment of deferred compensation liabilities in the fourth quarter of fiscal 2008, and (iv) $685,000 in consulting expenses primarily related to the SOX Section 404 requirements.
Sales and Marketing. Our sales and marketing expenses in fiscal 2008 decreased $660,000 to $3,456,000 from $4,116,000 in fiscal 2007. This decrease was due primarily to decreases in (i) compensation related employee benefits of $398,000 due primarily to the reduction in head counts, (ii) travel and entertainment expenses of $64,000, (iii) marketing expenses of $174,000, and (iv) consulting expenses of $72,000 related to changeover expenses incurred in fiscal 2007 in connection with a new customer.

Research and Development. Our research and development expenses decreased by $190,000, or 13.0%, to $1,267,000 in fiscal 2008 from $1,457,000 in fiscal 2007. This decrease was primarily due to higher expenses incurred in fiscal 2007 related to the development of new diagnostic equipment for our Mexico and Malaysia facilities.
Interest Expense. Our interest expense, net of interest income, in fiscal 2008 was $5,448,000. This represents a decrease of $465,000 over interest expense, net of interest income, of $5,913,000 in fiscal 2007. This decrease was primarily attributable to a decrease in the average outstanding balance on our line of credit and the decrease in short-term interest rates. This decrease was partly offset by the increase in the average days over which the receivables were factored as a result of the extended payment terms we have provided certain of our customers.
Income Tax. In fiscal 2008, we recognized income tax expense of $2,696,000 compared to a income tax benefit of $3,432,000 in fiscal 2007. At March 31, 2008, we no longer had any federal net operating loss carry forward. As a result, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
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
General and Administrative. Our general and administrative expenses increased $3,848,000 to $18,185,000 from $14,337,000 for fiscal 2006. The increase was primarily due to approximately $2,100,000 of increased expenses we incurred to meet the SOX Section 404 requirements by the end of fiscal 2007, compensation expenses of approximately $1,557,000 associated with our initial recognition under SFAS 123R of stock options and approximately $1,463,000 associated with incentive and other bonuses. General and administrative expenses in our Mexico facility increased from $587,000 in fiscal 2006 to $1,225,000 in fiscal 2007 due primarily to the ramp-up of activities at our Mexico facility. In addition, we eliminated 80 positions at our Torrance facilities in the fourth quarter of fiscal 2007 and recorded $258,000 of severance and other costs related to this reduction in staff. Our general and administrative expenses were offset by the recording of the shareholder note receivable of $682,000 for reimbursement of indemnification costs. In addition, general and administrative expenses were further offset by the reduction in fiscal 2007 of the following expenses that were incurred during fiscal 2006: (i) $364,000 associated with our response to the SEC’s review of our SEC filings that began in 2004 and the related restatement of our financial statements, (ii) $368,000 in our indemnification costs associated the SEC’s and the U.S. Attorney’s

Office’s investigation of our former president and chief operating officer and (iii) start-up costs of approximately $716,000 related to our production location in Mexico and our distribution center in Nashville, Tennessee. In addition, in fiscal 2007, we recorded a $300,000 increase in the amortization of the deferred gain associated with our sale/leaseback financing that reduces our general and administrative expenses.
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
Liquidity and Capital Resources
We have financed our operations through the use of our amended bank credit facility and the receivable discount programs we have with two of our customers. Our working capital needs have increased significantly in light of increased Remanufactured Core inventory purchases, ramped-up production demands and related higher inventory levels and increased marketing allowances associated with our new or expanded business. To respond to our increased need for working capital and to strengthen our overall financial position, in May 2007 we completed a private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of $36,905,000.
We believe the proceeds from our May 2007 private placement together with amounts available under our amended bank credit facility and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next year. Based upon our current projections, we expect to generate cash flow from operations during fiscal 2009. We cannot provide assurance in this regard, however.
Working Capital and Net Cash Flow
At March 31, 2008, we had working capital of $6,864,000, a ratio of current assets to current liabilities of 1.2:1, and cash of $1,935,000, which compares to a negative working capital of $26,746,000, a ratio of current assets to current liabilities of 0.7:1, and cash of $349,000 at March 31, 2007. The significant improvement in our working capital was due primarily to our May 2007 private placement of common stock and warrants that resulted in aggregate gross proceeds before expenses of $40,061,000 and net proceeds of $36,905,000. The proceeds from this private placement were used to repay the borrowed amounts under our line of credit and to reduce our accounts payable balances.

Net cash used in operating activities was $10,039,000 in fiscal 2008 compared to $9,313,000 in fiscal 2007. The most significant changes in operating activities in fiscal 2008 were the reduction in accounts payable and accrued liabilities of $10,839,000 and the increase in our long-term core inventory of $9,082,000 due primarily to increased levels of Remanufactured Cores held for sale at our customers locations at March 31, 2008.
At March 31, 2008, we had no remaining net operating loss carry forwards. Because net operating loss carry forwards for tax purposes are no longer available, we anticipate that our future cash flow will be more significantly impacted by our future tax payments.
Net cash used in investing activities totaled $1,476,000 in fiscal 2008. These investing activities were primarily related to capital expenditures of $1,962,000 made in conjunction with our manufacturing facility in Mexico partly offset by the redemption of short-term investment for the payment of deferred compensation liabilities. We expect to continue to use cash in investing activities during fiscal 2009.
Net cash provided by financing activities was $12,821,000 in fiscal 2008 primarily as a result of the private placement of common stock and warrants in May 2007. The $36,905,000 of net proceeds from this private placement was substantially used to repay the borrowed amounts under our line of credit and reduce our accounts payable balances.
Capital Resources
Equity Transaction
On May 23, 2007, we completed the sale of 3,641,909 shares of our common stock and warrants to purchase up to 546,283 shares of our common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by us if, among other things, the volume weighted average trading price of our common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. In fiscal 2008, we charged approximately $3,156,000 of fees and costs related to this private placement to additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.58%; and an expected life of five years.
On July 26, 2007, we filed a registration statement under the Securities Act of 1933, as amended, (the “Securities Act”) to register the shares of common stock sold in the private placement and the shares to be issued upon the exercise of the warrants. This registration statement was declared effective by the SEC on October 19, 2007. We are obligated to use our commercially reasonable efforts to keep the registration statement continuously effective until the earlier of (i) five years after the registration statement is declared effective by the SEC, (ii) such time as all of the securities covered by the registration statement have been publicly sold by the holders, or (iii) such time as all of the securities covered by the registration statement may be sold pursuant to Rule 144(d) of the Securities Act. If we fail to satisfy this requirement, we are obligated to pay each purchaser of the common stock and warrants sold in the private placement partial liquidated damages equal to 1% of the aggregate amount invested by such purchaser, and an additional 1% for each subsequent month this requirement is not met, until the partial liquidated damages paid equals a maximum of 19% of such aggregate investment amount or approximately $7,612,000. As required under FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements”, (“FSP EITF 00-19-2”), we determined that the payment of such liquidated damages was not probable, as that term is defined in FASB Statement No. 5, “Accounting for Contingencies.” As a result, we did not record a liability for this contingent obligation. Any subsequent accruals of a liability or payments made under this registration rights agreement will be charged to earnings as interest expense in the period they are recognized or paid.
Line of Credit
In April 2006, we entered into an amended credit agreement (the “Old Credit Agreement”) with our bank that increased our credit availability from $15,000,000 to $25,000,000, extended the expiration date of the credit facility from October 2, 2006 to October 1, 2008, and changed the manner in which the margin over the benchmark interest rate was calculated. Starting June 30, 2006, the line of credit bore interest at a base rate per annum plus an applicable margin based on our leverage ratio.
In connection with the April 2006 amendment to our Old Credit Agreement, we also agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio was less than 1.50 to 1.00, as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in connection with the April 2006 amendment. The amendment completion fee was payable in three installments of $41,666. The first payment was made on the date of the amendment to the Old Credit Agreement, the second was made in the fourth quarter of fiscal 2007 and the third was paid in February 2008. The fee is being amortized on a straight-line basis through October 1, 2008, the remaining term of the credit facility prior to the most recent amendment to the Old Credit Agreement.
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
As a result of the August 2006 amendment, the bank increased the minimum fixed charge coverage ratio and the maximum leverage ratio and increased the amount of allowable capital expenditures. In addition, the unused facility fee is now applied against any difference between the $35,000,000 commitment and the average daily outstanding amount of the credit we actually use during each quarter. The bank charged an amendment fee of $30,000 which was paid and expensed on the effective date of the August 2006 amendment to the Old Credit Agreement.
In November 2006, the Old Credit Agreement was further amended to eliminate the impact of a $8,062,000 reduction in the carrying value of the long-term core deposit account that was made in connection with the termination of our POS arrangement with our largest customer, for purposes of determining our compliance with the minimum cash flow covenant, and to decrease the minimum required current ratio. This amendment was effective as of September 30, 2006.
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
In May 2008, our New Credit Agreement was further amended to allow us, among other things, to borrow up to $15,000,000 under the Revolving Loan for the purpose of consummating certain permitted acquisitions. The aggregate consideration paid for any single permitted acquisition may not exceed $7,500,000, and the aggregate consideration paid for all permitted acquisitions made during the term of the New Credit Agreement may not exceed $20,000,000. Pursuant to the terms of this amendment, we may continue to use the entire available amount under the Revolving Loan for working capital and general corporate purposes.
The bank holds a security interest in substantially all of our assets. At March 31, 2008, we had reserved $3,126,000 of the Revolving Loan primarily for standby letters of credit for worker’s compensation insurance.
The New Credit Agreement (as amended), among other things, continues to require us to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and includes a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer our CEO.
We were in compliance with all financial covenants under the New Credit Agreement as of March 31, 2008.
Borrowings under the Revolving Loan bear interest at a base rate per annum plus an applicable margin which fluctuates as noted below:

Leverage ratio as of the end of the fiscal quarter
Greater than or
Base Interest Rate Selected by us	equal to 1.50 to 1.00	Less than 1.50 to 1.00
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
Our ability to comply in future periods with the financial covenants in the New Credit Agreement, as amended, will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands for marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy, including acquisitions. If a violation of any of the covenants occurs in the future, we would attempt to obtain a waiver or an amendment from our bank. No assurance can be given that we would be successful in this regard.
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers and their respective banks. Under this program, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The discount under this program averaged 5.6% in fiscal 2008 (6.6% on a weighted average basis) and has allowed us to accelerate collection of receivables aggregating $90,408,000 by an average of 286 days. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $4,387,000 in fiscal 2008. These interest costs would increase if interest rates rise, if utilization of this discounting arrangement expands and if the discount period is extended to reflect more favorable payment terms to customers.
Off Balance Sheet Arrangements
At March 31, 2008, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Multi-year Vendor Agreements
We have long-term agreements with substantially all of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreements. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. Our contracts with major customers expire at various dates ranging from August 2008 through December 2012. There are Remanufactured Core purchase obligations with certain customers that expire at various dates through March 2010.
In March 2005, we entered into an agreement with a major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured imported alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s imported alternator and starter Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period. In the fourth quarter of fiscal 2008, the total credits to be issued was reduced to $9,940,000, resulting from the reconciliation of the number of Remanufactured Core inventory available at customer locations. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. As of March 31, 2008 and 2007, approximately $3,623,000 and $5,613,000, respectively, of credits remain to be issued. The customer is obligated to purchase the Remanufactured or Used Cores in the customer’s inventory upon termination of the agreement for any reason. As we issue credits to this customer, we establish a long-term core inventory deposit account for the value of the Remanufactured Core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated Remanufactured Core inventory value. As of March 31, 2008 and 2007, the long-term core inventory deposit related to this agreement was approximately $2,848,000 and $1,938,000, respectively. We regularly review the long-term core inventory deposit account using the same asset valuation methodologies we use to value our unreturned Remanufactured Core inventory.
In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the world’s largest automobile manufacturers to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We expanded our operations and built-up our inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, we also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in the each of the second quarters of fiscal 2007 and 2008. The remaining $1,200,000 is scheduled to be issued in two annual payments of $600,000 in each of the second fiscal quarters of fiscal 2009 and 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.
In July 2006, we entered into an agreement with a new customer to become its primary supplier of alternators and starters. As part of this agreement, we agreed to acquire a portion of the customer’s imported alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, the agreement was amended to eliminate our obligation to acquire this Remanufactured Core inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Under an amendment effective January 25, 2008, we agreed to accelerate $2,300,000 of promotional allowances provided under this agreement. These promotional allowances otherwise would have been earned by the customer during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. At the same time, our contract with this customer was extended through January 31, 2011.
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

Capital Expenditures and Commitments
Our capital expenditures were $2,705,000 in fiscal 2008, including the capital expenditures acquired under capital leases. A significant portion of these expenditures relate to our Mexico production facility. The amount and timing of future capital expenditures may vary depending on the final build-out schedule for the Mexico production facility as well as the logistics facility. We expect our fiscal 2009 capital expenditure to be in the range of $2.5 million to $3.5 million. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
Contractual Obligations
The following summarizes our contractual obligations and other commitments as of March 31, 2008, and the effect such obligations could have on our cash flow in future periods:

	Payments Due by Period
		Less than	1 to 3	4 to 5	More than 5
Contractual obligations	Total	1 year	years	years	years

Capital (Finance) Lease Obligations	$4,688,000	$1,951,000	$2,576,000	$161,000	$—
Operating Lease Obligations	16,598,000	2,724,000	5,064,000	4,065,000	4,745,000
Core Purchase Obligations	4,328,000	2,456,000	1,845,000	22,000	5,000
Severance agreement and release	72,000	72,000	—	—	—
Other Long-Term Obligations	23,784,000	7,447,000	13,265,000	2,147,000	925,000

Total	$49,470,000	$14,650,000	$22,750,000	$6,395,000	$5,675,000

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
Severance agreement and release obligations represent our obligation to issue monthly payments for a period of one year to our former employee for his services as a consultant.
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
During the second quarter ended September 30, 2007, we determined that it was probable that the CBP would make a claim for additional duties, fees, and interest on the value of remanufactured units shipped back to us from Malaysia during the period from June 5, 2002 to September 30, 2007. As a result, we recorded an accrual of $1,450,000. This accrual was increased to $1,836,000 during the third and fourth quarter of fiscal 2008 and represents the estimated maximum value of the probable claim at March 31, 2008.
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
We have taken the position that no additional duties, fees and interest on the value of the core portion of the products shipped back to us during the period from June 5, 2002 to March 31, 2008 should be assessed by the CBP. While we intend to vigorously defend this position, we may not prevail and the CBP may assess an additional claim. We are, therefore, maintaining the remaining accrual amount until the outcome of the CBP review can be determined.
Item 7A Quantitative and Qualitative Disclosures About Market Risk
Our primary market risk relates to changes in interest rates and foreign currency exchange rates. Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates and foreign currency exchange rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As our overseas operations expand, our exposure to the risks associated with foreign currency fluctuations will continue to increase.
Our primary interest rate exposure relates to our outstanding line of credit and receivables discount arrangements which have interest costs that vary with interest rate movements. Our $35,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. At March 31, 2008, we had no amounts outstanding under our line of credit. However, if we utilize the available credit facility fully and the interest rate increases by 1%, our annual net interest expense will increase by $350,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
We are exposed to foreign currency exchange risk inherent in our anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian ringit, the Singapore dollar, and the Mexican peso. Our total foreign assets were $7,517,000 and $6,422,000 as of March 31, 2008 and 2007, respectively. In addition, as of March 31, 2008 and 2007, we had $854,000 and $2,573,000, respectively, due from our foreign subsidiaries. While these amounts are eliminated in consolidation, they impact our foreign currency translation gains and losses.
In fiscal 2008 and 2007, we have experienced immaterial gains relative to our transactions involving the Malaysian ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. Based upon our current operations related to peso, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements. In fiscal 2008, we recognized a decrease in general and administrative expenses of $152,000. In fiscal 2007, we recognized an increase in general and administrative expenses of $11,000 associated with these forward exchange contracts.
Item 8 Financial Statements and Supplementary Data
The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 included herein.
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
The information required by this item is incorporated herein by reference to Form 8-K dated and filed on November 30, 2007.

Item 9A Controls and Procedures
a. Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, and with the assistance of our Director of Internal Audit and SOX Compliance, the Company conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a — 15 (e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of March 31, 2008.
b. Management’s Report on Internal Control Over Financial Reporting
It is management’s responsibility to establish and maintain adequate internal control over financial reporting for the company. Management assessed the effectiveness of our internal control over financial reporting using the framework set forth in the report “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. All internal control systems, no matter how well designed, have inherent limitations, therefore, we can only provide reasonable assurance as to our internal controls. Based on these criteria, we concluded that we maintained effective internal controls over financial reporting.
Our registered public accounting firm has issued an attestation report on our internal controls over financial reporting on page 69, which is incorporated herein by reference.
c. Changes in Internal Control Over Financial Reporting
Management has remediated all items reported as material weaknesses and significant deficiencies from prior year’s annual report.
Our internal controls continue to be of utmost importance as we continue to address and remediate any issues identified by management, internal audit or our external auditors. We expect our SOX compliance work will continue to require significant commitment of management time and the incurrence of significant general and administrative expenses.
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
Item 9B Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors, their ages and present positions with us as of June 9, 2008 are as follows:

Name	Age	Position with the Company
Selwyn Joffe	50	Chairman of the Board of Directors, President and Chief Executive Officer
Mel Marks	80	Director and Consultant
Irv Siegel	62	Director, Chairman of the Compensation Committee, and member of the Audit and Ethics Committee
Philip Gay	50	Director, Chairman of the Audit and Ethics Committee, and member of the Compensation Committee
Rudolph J. Borneo	67	Director and member of the Audit, Compensation and Ethics Committee
Scott J. Adelson	47	Director
Duane Miller	60	Director
Selwyn Joffe has been our Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. He has been a director of our company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and Chief Executive Officer of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and Chief Executive Officer of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, a roll-up of amusement parks and served as its President and Chief Operating Officer until August 2000. Prior to the founding of Palace Entertainment, Mr. Joffe was the President and Chief Executive Officer of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the Georgia State Bar as well as a Certified Public Accountant.
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
Philip Gay joined our Board of Directors on November 20, 2004. Mr. Gay is currently serving as President and Chief Executive Officer of Grill Concepts, Inc., a publicly-traded company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 until he joined Grill Concepts, Inc. in June 2004, Mr. Gay served as Managing Director of Triple Enterprises, a business advisory firm that assisted mid-cap companies with financing, mergers and acquisitions, franchising and strategic planning. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he served as Chief Financial Officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996) and held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also on the Board of Directors of the California Restaurant Association

and is a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay is the Chairman of our Audit and Ethics Committees and a member of our Compensation and Nominating and Corporate Governance Committees.
Rudolph J. Borneo joined our Board of Directors on November 20, 2004. Mr. Borneo is currently Vice Chairman and Director of Stores, Macy’s West, a division of Macy’s, Inc. Mr. Borneo served as President of Macy’s California from 1989 to 1992 and President of Macy’s West from 1992 until his appointment as Vice Chairman and Director of Stores. In addition, Mr. Borneo is currently on the Board of Directors of Grill Concepts, Inc. and a member of the Board of Trustees of Monmouth University. Mr. Borneo is a member of our Audit, Compensation, Ethics and Nominating and Corporate Governance Committees.
Scott J. Adelson joined our Board of Directors on April 11, 2008. Mr. Adelson is also a director of QAD since April 2006. Mr. Adelson is a Senior Managing Director and Global Co-Head of Investment Banking for Houlihan Lokey Howard & Zukin, a leading international investment bank. During his 20 years with the firm, Mr. Adelson has helped advise hundreds of companies on a diverse and in-depth variety of corporate finance issues, including mergers and acquisitions. Mr. Adelson has written extensively on a number of corporate finance and securities valuation subjects. He is an active member of Board of Directors of various middle-market businesses as well as several recognized non-profit organizations, such as the USC Entrepreneur Program. Mr. Adelson holds a bachelor degree from the University of Southern California and a Master of Business Administration degree from the University of Chicago, Graduate School of Business.
Duane Miller joined our Board of Directors on June 5, 2008. Mr. Miller retired from General Motors Corporation in April 2008 after 37 years of service. At the time of his retirement, Mr. Miller served as executive director, GM Service and Parts Operations (“SPO”) Field Operations where he was responsible for all SPO field activities, running GM Parts (original equipment), AC Delco (aftermarket) and GM Accessories business channels, as well as SPO’s Global Independent Aftermarket. Mr. Miller served on the Board of Directors of OEConnection, an automotive ecommerce organization focused on applying technology to provide supply chain solutions and analysis. He currently serves on the Boards of Directors of McLaren Hospital in Genesee County, Michigan and the Flint/Genesee County Convention and Visitor’s Bureau. His experience also includes serving on the Board of Directors of the Urban League of Flint, Michigan, and the Boys and Girls Club of Flint, Michigan. Mr. Miller earned a Bachelor of Science degree in marketing from Western Michigan University, and attended the Executive Development Program at the University of California Berkeley Hass School of Business.
Our directors will hold office until the next annual meeting of shareholders, or until their successors are elected and qualified.
Corporate Governance, Board of Directors and Committees of the Board of Directors
Each of Irv Siegel, Philip Gay, Rudolph J. Borneo, and Duane Miller, are independent within the meaning of the applicable SEC rules and the NASDAQ listing standards.
Audit Committee. The current members of our Audit Committee are Philip Gay, Irv Siegel and Rudolph Borneo, with Mr. Gay serving as chairman. Our Board of Directors have determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors have also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met 7 times in fiscal 2008.
Compensation Committee. The current members of our Compensation Committee are Irv Siegel, Rudolph Borneo and Philip Gay, with Mr. Siegel serving as chairman. The Compensation Committee is responsible for developing and making recommendations to the Board of Directors with respect to our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making recommendations concerning the salary, bonuses and stock options to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee; Interlocks and Insider Participation” below. The Compensation Committee met 2 times in fiscal 2008.
Ethics Committee. The current members of our Ethics Committee are Philip Gay, who serves as Chairman, Irv Siegel and Rudolph Borneo. The Ethics Committee is responsible for implementing our Code of Business Conduct and Ethics. No issues arose which required our Ethics Committee to meet in fiscal 2008.
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
Information about our non-director executive officers and significant employees
Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our company, are as follows:

Name	Age	Position with the Company
Mervyn McCulloch	64	Chief Acquisition Officer
David Lee	38	Chief Financial Officer
Kevin Daly	48	Chief Accounting Officer
Steve Kratz	53	Chief Operating Officer
Tom Stricker	55	Vice President, Sales Worldwide
Michael Umansky	66	Vice President, Secretary and General Counsel
Our executive officers are appointed by and serve at the discretion of our Board of Directors. A brief description of the business experience of each of our executive officers other than executive officers who are also members of our Board of Directors and significant employees is set forth below.
Mervyn McCulloch has been our Chief Acquisition Officer since February 2008. Prior to this, Mr. McCulloch served as our Chief Financial Officer since his appointment in October 2005. From November 2003 until he joined our company, Mr. McCulloch served as Chief Executive Officer and Chief Financial Officer of Instone LLC, a sports nutrition and diet products company based in Irvine, California. From November 2001 until November 2003, Mr. McCulloch was a business consultant advising start-ups, turnaround candidates and other companies seeking equity funding. From April 1990 until October 2001, he served as Chief Financial Officer of three public companies — Inovio Biomedical Corp., Global Diamonds Inc and Armor All Products Corp., all based in southern California. Mr. McCulloch is a certified public accountant and was a partner of Deloitte & Touche from March 1972 to March 1990. Mr. McCulloch is a graduate of the University of South Africa and of the University of Witwatersrand Graduate Business School Executive Development Program.
David Lee has been our Chief Financial Officer since February 2008. Prior to this, Mr. Lee served as our Vice President of Finance and Strategic Planning since January 2006, focusing primarily on financial management and strategic planning. Mr. Lee joined us in February 2005 as a Director of Finance and Strategic Planning. His primary responsibilities as Chief Financial Officer is treasury, budgeting and financial management. From August 2002 until he joined us in 2005, he served as corporate controller of Palace Entertainment, an amusement and waterpark organization. Prior to this, Mr. Lee held various corporate controller and finance positions for several domestic companies and served in the audit department of Deloitte & Touche LLP. Mr. Lee is a certified public accountant. Mr. Lee earned his Bachelor of Arts degree in economics from the University of California, San Diego, and a

Masters in Business Administration degree from the University of California Los Angeles Anderson School of Management.
Kevin Daly has been our Chief Accounting Officer since February 2008. Prior to this, Mr. Daly served as our Vice President, Controller since he joined us in January 2006. From May 2000 until he joined our company, Mr. Daly served as Corporate Controller for Leiner Health Products Inc., a private label manufacturer of vitamins and over-the-counter pharmaceutical products based in Carson, California. From November 1994 until May 2000, Mr. Daly held various director level Finance positions at Dexter Corporation. From November 1988 until October 1994, he held various positions in the Finance and Controller’s departments of FMC Corporation, based in Chicago, Illinois. From June 1985 to November 1988, Mr. Daly served as Controller of Bio-logic Systems Corp. Mr. Daly is a certified public accountant and worked in the firm of Laventhol & Horwath from 1981 to 1985. Mr. Daly has a Bachelor of Science degree in Accounting from the University of Illinois and a Master of Business Administration degree from the University of Chicago, Graduate School of Business.
Steven Kratz, has been our Chief Operating Officer since May 2007. Prior to this, Mr. Kratz served as our Vice President-QA/Engineering since 2001. Mr. Kratz joined our company in April 1988. Before joining us, Mr. Kratz was the General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts. In addition to serving as our Chief Operating Officer, Mr. Kratz heads our quality assurance, research and development, engineering and information technology departments.
Tom Stricker, our Vice President, Sales Worldwide, has been with our company since 1989 and became the Vice President, Sales Worldwide in April 2007. Mr. Stricker held the position of Vice President Sales of our company since 1989 until assuming his current position. As Vice President, Sales Worldwide, Mr. Stricker oversees all domestic and international sales.
Michael Umansky has been our Vice President and General Counsel since January 2004 and is responsible for all legal matters. His additional appointment as Secretary became effective September 1, 2005. Mr. Umansky was a partner of Stroock & Stroock & Lavan LLP, and the founding and managing partner of its Los Angeles office from 1975 until 1997 and was Of Counsel to that firm from 1998 to July 2001. Immediately prior to joining our company, Mr. Umansky was in the private practice of law, and during 2002 and 2003, he provided legal services to us. From February 2000 until March 2001, Mr. Umansky was Vice President, Administration and Legal, of Hiho Technologies, Inc., a venture capital financed producer of workforce management software. Mr. Umansky is admitted to practice law in California and New York and is a graduate of The Wharton School of the University of Pennsylvania and Harvard Law School.
There are no family relationships among our directors or named executive officers. There are no material proceedings to which any of our directors or executive officers or any of their associates, is a party adverse to us or any of our subsidiaries, or has a material interest adverse to us or any of our subsidiaries. To our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding during the last five years (excluding traffic violations or similar misdemeanors), and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last five years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no Form 4s were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the 2008 fiscal year.
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
Item 11. Executive Compensation
Compensation Discussion And Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2008 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.
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
Our method of determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time. When establishing salaries and bonus levels, the Compensation Committee considers the scope of an executive’s duties and his performance, in addition to the overall performance of our company. In determining specific components of compensation, the Compensation Committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements.
In determining these elements of compensation for Mr. Joffe, the Compensation Committee considered the contributions Mr. Joffe has made to our strategic direction. These contributions included strengthening our relationships with key customers through long-term contracts, transitioning our remanufacturing capacity to cell manufacturing and lower-cost production centers, including the establishment of our Mexican remanufacturing facility, and building sales to the DIFM marketplace. The Compensation Committee recognized that our company is a complicated business to manage, particularly in light of its size and complex accounting issues. In addition, Mr. Joffe’s contributions have been made during a period when several of our competitors have been under financial stress. The Compensation Committee also takes into consideration the standard of living of the Los Angeles vicinity in which our corporate offices are located.
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
Base Salary. In determining base salaries, the Compensation Committee takes into account such factors as competitive industry and local market salary ranges, a named executive officer’s scope of responsibilities, level of experience, and individual performance and contribution to our company. The Compensation Committee also takes into account both external competitiveness for such individual’s position and internal equity of salaries of individuals in comparable positions and markets. Base salaries are reviewed annually, and adjusted from time to time to realign salaries with market levels after taking into account individual responsibilities, performance and experience. Our employment agreement with Mr. Joffe provides that we may increase, but not decrease, his base salary.
Annual Bonus. Bonuses paid to several of our executives, other than Mr. Joffe, were based upon Mr. Joffe’s evaluation of these officers’ respective contribution to the results of our company. Mr. Joffe used the guidelines of an outside consultant to recommend to our Compensation Committee the bonuses to be awarded to the other named executive officers.
Stock Option Program. Equity awards are an integral part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing shareholder value over time. We have historically elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives. Although we have not adopted formal stock ownership guidelines, our named directors and executive officers currently hold 22.7% of our fully-diluted common stock, substantially through the ownership of stock options. In determining the number of stock options to be granted to executives, we take into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the value of the stock options in relation to other elements of the individual executive’s total compensation.
Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan, and we make matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Contributions for fiscal 2008 and year-end account balances for those executive officers can be found in the Nonqualified Deferred Compensation table.
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
Tax Considerations
Section 162(m) of the Internal Revenue Code of 1986, as amended, (the “Code”) generally disallows a tax deduction for annual compensation in excess of $1.0 million paid to our named executive officers. Qualifying performance-based compensation (within the meaning of Section 162(m) of the Code and regulations) is not subject to the deduction limitation if specified requirements are met. We generally intend to structure the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our Board of Directors or Compensation Committee may, in

its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent.
In limited circumstances, we may agree to make certain items of income payable to our named executive officers tax-neutral to them. Accordingly, we have agreed to gross-up certain payments to our Chief Executive Officer to cover any excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Code) to be made to him upon a change of control of our company.
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.
By Members of the Compensation Committee
Irv Siegel, Chairman
Rudolph Borneo
Philip Gay

Summary Compensation Table
The following table sets forth information concerning fiscal 2008 and 2007 compensation of our Chief Executive Officer, Chief Acquisition Officer, Chief Financial Officer, Chief Accounting Officer and the four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2008 and 2007 and whose aggregate fiscal 2008 or 2007 compensation was at least $100,000 for services rendered in all capacities. We refer to these individuals as our “named executive officers”. Mr. Lee, Chief Financial Officer, Mr. Daly, Chief Accounting Officer, and Mr. Kratz, Chief Operating Officer, are included as a named executive officer because of their promotions in fiscal 2008.

						Nonqualified
						Deferred
	Fiscal			Stock		Compensation	All Other
Name & Principal Position	Year	Salary	Bonus	Awards	Options Awards (1)	Earnings	Compensation (2)	Total

Selwyn Joffe	2008	$524,000	$500,100	$—	$523,989	$47,330	$83,240	$1,678,659
Chairman of the Board,	2007	524,000	500,100	—	821,026	—	73,110	1,918,236
President and CEO
Mervyn McCulloch.	2008	$250,000	$50,100	$—	$59,738	$—	$22,077	$381,915
Chief Acquisition Officer	2007	245,616	50,100	—	79,768	—	24,021	399,505
David Lee	2008	$154,385	$50,100	$—	$7,819	$—	$33,454	$245,758
Chief Financial Officer
Kevin Daly	2008	$171,538	$35,100	$—	$8,585	$—	$16,997	$232,220
Chief Accounting Officer
Steve Kratz	2008	$231,100	$30,100	$—	$21,616	$—	$17,377	$300,193
Chief Operating Officer
Michael Umansky	2008	$406,000	$50,100	$—	$52,202	$12,836	$44,230	$565,368
Vice President, Secretary	2007	401,616	50,100	—	81,215	—	47,086	580,017
and General Counsel
Doug Schooner	2008	$191,000	$100,100	$—	$43,233	$17,136	$51,830	$403,299
Vice President,	2007	186,615	60,100	—	67,762	—	48,698	363,175
Manufacturing
Tom Stricker	2008	$210,000	$60,100	$—	$43,233	$19,751	$20,303	$353,387
Vice President, Sales Worldwide	2007	186,615	60,100	—	67,762	—	18,495	332,972

(1)	Option award amounts represent the executive’s portion of our reported stock compensation expense for fiscal 2008 in accordance with FAS 123R. Please refer to footnote B and P of the notes to our audited consolidated financial statements included in Part IV of this Form 10-K for discussion of the relevant assumptions to determine the option award value at the grant date. No awards were forfeited as of March 31, 2008.

(2)	The following chart is a summary of the items that are included in the “All Other Compensation” totals:

				Deferred
				Compensation Plan
		Health Insurance	401K Employer’s	Employer’s
Name	Automobile Expenses	Premiums	Contribution	Contribution	Other	Total

Selwyn Joffe	$34,010	$35,475	$—	$13,755	$—	$83,240
Mervyn McCulloch	$—	$19,076	$3,001	$—	$—	$22,077
David Lee	$—	$31,579	$1,875	$—	$—	$33,454
Kevin Daly	$—	$16,589	$408	$—	$—	$16,997
Steve Kratz	$—	$17,377	$—	$—	$—	$17,377
Michael Umansky	$—	$33,305	$4,078	$6,847	$—	$44,230
Doug Schooner	$—	$47,463	$—	$4,367	$—	$51,830
Tom Stricker	$3,351	$16,589	$363	$—	$—	$20,303
2008 Grants of Plan-Based Awards
No options were granted to our named executive officers in fiscal 2008.
Outstanding Equity Awards At Fiscal Year End
Option Awards
The following table summarizes information regarding option awards granted to our named executive officers that remain outstanding as of March 31, 2008.

	Number of	Number of
	Securities	Securities
	Underlying	Underlying
	Unexercised Options	Unexercised Options		Option	Option
	(#) Exercisable	(#) Unexercisable		Exercise	Expiration
Name	vested	unvested		Price ($)	Date

Selwyn Joffe
	40,000	—		$2.200	01/11/2010
	1,500	—		$1.210	04/30/2010
	1,500	—		$1.130	04/30/2011
	43,750	—		$3.150	11/15/2011
	1,500	—		$3.600	04/29/2012
	100,000	—		$2.160	03/2/2013
	1,500	—		$1.800	04/29/2013
	100,000	—		$6.345	01/13/2014
	200,000	—		$9.270	07/20/2014
	150,000	—		$10.010	11/2/2015
	150,000	100,000	(1)	$12.000	08/29/2016

Mervyn McCulloch		—
	16,667	8,333	(3)	$9.65	10/28/2015
	13,333	6,667	(2)	$12.00	08/29/2016

David Lee		—
	5,000	—		$10.10	11/2/2015
	1,667	833	(2)	$12.00	08/29/2016

Kevin Daly		—
	3,333	1,667	(4)	$10.15	01/3/2016
	1,667	833	(2)	$12.00	08/29/2016

Steve Kratz
	35,600	—		$3.15	11/15/2011
	2,500	—		$8.70	05/11/2014
	6,000	—		$10.10	11/2/2015
	6,667	3,333	(2)	$12.00	08/29/2016

Michael Umansky
	25,000	—		$10.01	11/2/2015
	13,333	6,667	(2)	$12.00	08/29/2016

Doug Schooner
	5,000	—		$1.10	04/12/2011
	19,000	—		$3.15	11/15/2011
	12,000	—		$8.70	05/11/2014
	12,000	—		$10.01	11/2/2015
	13,333	6,667	(2)	$12.00	08/29/2016

Tom Stricker
	17,250	—		$3.15	11/15/2011
	12,000	—		$8.70	05/11/2014
	12,000	—		$10.01	11/2/2015
	13,333	6,667	(2)	$12.00	08/29/2016

Mel Marks
	1,500	—		$1.21	04/30/2010
	1,500	—		$1.13	04/30/2011
	1,500	—		$3.60	04/29/2012
	1,500	—		$1.80	04/29/2013

(1)	This award vests 3/10th on each anniversary from grant date, August 30, 2006, with the remaining 1/10th vesting on the fourth anniversary from grant date, subject to continued employment.

(2)	This award vests in three equal installments beginning from the grant date, August 29, 2006, subject to continued employment.

(3)	This award vests in three equal installments beginning each anniversary from the grant date, October 28, 2005, subject to continued employment.

(4)	This award vests in three equal installments beginning each anniversary from the grant date, January 3, 2006, subject to continued employment.
Option Exercises and Stock Vested
None of our named executive officers exercised any stock options or had any shares of restricted stock vest during the 2008 fiscal year.
Nonqualified Deferred Compensation
The following table sets forth certain information regarding contributions, earnings and account balances under our Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2008. A description of the material terms and conditions of the Executive Deferred Compensation Plan follows.

	Executive	Registrants	Aggregate	Aggregate	Aggregate
	Contributions in	contribution in	Earnings	Withdrawals/Distribu	Balance at
Name	Last FY	last FY	in Last FY	tions	Last FYE

Selwyn Joffe	$55,021	$13,755	$(7,867)	$(364,039)	$—
Mervyn McCulloch	$—	$—	$—	$—	$—
David Lee	$—	$—	$—	$—	$—
Kevin Daly	$—	$—	$—	$—	$—
Steve Kratz	$—	$—	$—	$—	$—
Michael Umansky	$27,360	$6,847	$(989)	$—	$148,681
Doug Schooner	$17,466	$4,367	$(6,771)	$—	$146,233
Tom Stricker	$—	$—	$20,715	$(226,612)	$—

(1)	The amounts set forth in this column are included in the “Salary” and “Bonus” columns, as applicable, in our “Summary Compensation Table”.

(2)	See description of the Non-Qualified Deferred Compensation Plan in the “Grants of Plan Based Awards” section. The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total
Selwyn Joffe	$13,755	$—	$13,755
Mervyn McCulloch	$—	$—	$—
David Lee	$—	$—	$—
Kevin Daly	$—	$—	$—
Steve Kratz	$—	$—	$—
Michael Umansky	$6,847	$—	$6,847
Doug Schooner	$4,367	$—	$4,367
Tom Sticker	$—	$—	$—

(a)	No interest is paid by the registrant.

Nonqualified Deferred Compensation Plan
We maintain the Motorcar Parts of America, Inc. Amended and Restated Executive Deferred Compensation Plan, an unfunded, nonqualified deferred compensation plan for a select group of management or highly compensated employees, including our named executive officers. Participants in the plan may elect to defer up to 100% of their gross W-2 compensation. We make matching contributions of 25% of each participant’s elective contributions to the plan, up to 6% of the participant’s compensation for the plan year. The plan is designed to defer taxation to the participant on contributions and notional earnings thereon until distribution thereof in accordance with a participant’s previously made distribution elections. Insurance annuity contracts provide funding for the plan, however, the annuity contracts are owned by us and remain subject to claims of our general creditors.
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
If Mr. Joffe is terminated without cause or resigns for good reason (as defined in the amendment), the registrant must pay Mr. Joffe (i) his base salary, (ii) his average bonus earned for the two years immediately prior to termination, and (iii) all other benefits payable to Mr. Joffe pursuant to the employment agreement, as amended, through the later of two years after the date of termination of employment or March 31, 2008. Under the amendment, Mr. Joffe is also entitled to an additional “gross-up” payment to offset the excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Code) to be made to him upon a change of control. The amendment has redefined the term “for cause” to apply only to misconduct in connection with Mr. Joffe’s performance of his duties. Pursuant to the amendment, any options that have been or may be granted to Mr. Joffe will fully vest upon a change of control and be exercisable for a two-year period following the change of control, and Mr. Joffe agreed to waive the right he previously had under the employment agreement to require the registrant to purchase his option shares and any underlying options if his employment were terminated for any reason. The amendment further provides that Mr. Joffe’s agreement not to compete with us terminates at the end of his employment term.
In December 2006, our employment agreement with Mr. Joffe was amended to extend the term of this agreement from March 31, 2008 to August 30, 2009. This amendment was unanimously approved by our Board of Directors.
On March 27, 2008, our employment agreement with Mr. Joffe was further amended to extend the term of this agreement from August 30, 2009 to August 31, 2012. All other terms and conditions of Mr. Joffe’s employment remained unchanged. This amendment was unanimously approved by our Board of Directors.

In February 2008, we entered into a letter agreement with Mr. McCulloch pursuant to which his current pay and benefits will remain unchanged, except that Mr. McCulloch will be entitled to: (i) a proportionate bonus for the fiscal year ended March 31, 2008 for his services as our Chief Financial Officer during that period so long as bonuses are generally paid to our other executives; (ii) the right to earn certain bonuses in his position as chief acquisitions officer for the successful consummation of specified acquisitions, the amount and terms of which shall be agreed to in writing by our Chief Executive Officer; and (iii) six months’ notice or the payment of six months of his then current pay (or a combination thereof) in lieu of such notice in the event of termination of his employment with us for any reason.
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
Potential Payments Upon Termination or Change in Control Table
The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreements were terminated on March 31, 2008, the last day of fiscal 2008. Please refer to “-Employment Agreements” for more information.

				Before Change of
				Control:
				Voluntary		After Change of
				Termination by Mr.		Control:
				Joffe for Good		Voluntary
	Termination by			Reason or		Termination by
	Company for			Termination by	Change in	Mr. Joffe for Good
Benefit	Cause (1)	Death (2)	Disability (3)	Company w/o Cause (4)	Control	Reason (5)
Salary Continuation	$—	$—	$—	$1,084,000	$—	$542,000
Bonus	$500,000	$500,000	$500,000	$1,000,000	$—	$500,000
Stock Options (6)	$—	$316,072	$316,072	$316,072	$—	$316,072
Healthcare	$—	$—	$24,000	$48,000	$—	$24,000
Transaction Fee (7)	$—	$—	$—	$—	$—	$—
Sale Bonus (8)	$—	$—	$—	$—	$2,184,000	$—
Automobile Allowance (9)	$—	$—	$—	$36,000	$—	$18,000
Accrued Vacation Payments	$72,000	$72,000	$72,000	$144,000	$—	$72,000

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and benefits owing to him through the day of his termination.

(2)	Mr. Joffe’s employment term will end on the date of his death. Upon such event, Mr. Joffe’s estate will be entitled to receive his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and accrued but unused vacation time, owing to Mr. Joffe through the date of his death. In addition, Mr. Joffe’s estate will assume Mr. Joffe’s rights under the 1994 Stock Option Plan and the related rights under the employment agreement.

(3)	If during the employment term, Mr. Joffe becomes disabled and is terminated by us, Mr. Joffe will be entitled to receive his accrued salary, bonus, and transaction fees (as described in footnote 7), if any, and benefits owing to Mr. Joffe through the date of termination. In addition, Mr. Joffe will be entitled to receive the benefits payable pursuant to a disability insurance policy, which we pay Mr. Joffe $24,000 annually to be used by Mr. Joffe to purchase same for his benefit.

(4)	Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive his base salary, his average bonus earned for the two years immediately preceding his termination, accrued vacation, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7). The payments are to be paid to Mr. Joffe until March 31, 2009.

(5)	If a change in control occurs, Mr. Joffe will have the right to voluntarily terminate the employment agreement with effect on or after the one year anniversary of the change in control upon giving at least 90 days prior written notice. Upon Mr. Joffe’s voluntary termination, one year after the change in control occurs, he will be entitled to receive for one year after his termination date, his base salary, his average bonus earned for the two years immediately preceding his termination, accrued vacation payments, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7).

(6)	Upon the termination of the employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any options which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such option. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all options which were not fully vested at March 31, 2008.

(7)	In the event that one or more proposed transactions occur during the term of Mr. Joffe’s employment agreement, Mr. Joffe will be entitled to receive a transaction fee, as additional compensation with respect to each proposed transaction. We will pay Mr. Joffe a transaction fee upon the closing of a proposed transaction in an amount equal to 1% of the “total consideration”. Since no transaction fee was accrued as of March 31, 2008 and there were no proposed transactions on which to estimate a 1% fee as of March 31, 2008, zero amounts were entered.

(8)	Upon a change in control, Mr. Joffe will be entitled to receive a sale bonus equal to the sum of (i) two times Mr. Joffe’s salary, plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the change in control occurs. The sale bonus will be paid to Mr. Joffe in a lump sum on the closing date of the change in control transaction. If Mr. Joffe terminates his employment after this change of control, he will also be entitled to the compensation and other benefits described in footnote 5 above.

(9)	Mr. Joffe is entitled to receive an automobile allowance until March 31, 2009 in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.
Equity Based Employee Benefit Plans
1994 Stock Option Plan. In January 1994, we adopted the 1994 Stock Option Plan (the “1994 Plan”), under which we were authorized to issue non-qualified stock options and incentive stock options to purchase our common stock to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002, up to 960,000 shares of our common stock were available for option grant under this plan. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. The exercise price of options issued pursuant to the plan may not be less than the fair market value of our common stock at the date of grant. At the our Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2008, options to purchase 479,225 shares of common stock were outstanding under the 1994 Plan and no options were available for grant.
2003 Long-Term Incentive Plan. On October 31, 2003, our Board of Directors adopted our 2003 Long-Term Incentive Plan. Our Board of Directors believes that it is desirable for, and in the best interests of, us to adopt the plan and recommends that our shareholders vote in favor of the adoption of the 2003 Long-Term Incentive Plan. The purpose of the 2003 Long-Term Incentive Plan is to foster and promote our long-term financial success and interests and to materially increase the value of the equity interests in the Company by: (a) encouraging the long-term commitment of selected key employees, (b) motivating superior performance of key employees by means of long-term performance related incentives, (c) encouraging and providing key employees with a formal program for obtaining an ownership interest in the Company, (d) attracting and retaining outstanding key employees by providing incentive compensation opportunities competitive with other major companies, and (e) enabling participation by key employees in our long-term growth and financial success. The plan is administered by our Compensation Committee. Our Compensation Committee has the full power and authority to construe and interpret the 2003 Long-Term Incentive Plan and may, from time to time, adopt such rules and regulations of carrying out the 2003 Long-Term Incentive Plan as it may deem appropriate. The decisions of the Compensation Committee are final, conclusive and binding upon all parties.
Under the 2003 Long-Term Incentive Plan, the Committee has the authority to grant to our key employees and consultants the following types of awards (“Incentive Awards”): (i) stock options in the form of incentive stock options qualified under section 422 of the Code (“Incentive Options”), or nonqualified stock options (“Nonqualified

Options”), or both (“Options”); (ii) stock appreciation rights (“SARs”); (iii) restricted stock (“Restricted Stock”); (iv) performance-based awards; and (v) supplemental payments dedicated to payment of any income taxes that may be payable in conjunction with the 2003 Long-Term Incentive Plan. All of our employees are eligible to participate in the 2003 Long-Term Incentive Plan. A total of 1,200,000 shares of common stock have been reserved for grants of Incentive Awards under the 2003 Long-Term Incentive Plan. The 2003 Long-Term Incentive Plan will terminate on October 31, 2013, unless terminated earlier by our Board of Directors.
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
If we terminate an employee’s employment for any reason other than death, disability, retirement, involuntary termination or termination for good reason, any Incentive Award outstanding at the time and all rights there under will terminate, and unless otherwise established by the Compensation Committee, no further vesting shall occur and the participant shall be entitled to exercise his or her rights (if any) with respect to the portion of the Incentive Award vested as of the date of termination for a period of 30 calendar days after such termination date; provided, however, that if an Employee is terminated for cause, this employee’s right to exercise his or her rights (if any) with respect to the vested portion of his or her Incentive Award shall terminate as of the date of termination of employment. In the event of termination for death, disability, retirement, or in connection with a change in control, an Incentive Award may be only exercised as provided in an individual’s Incentive agreement, or as determined by the Compensation Committee.
Options. No Incentive Option may be granted with an exercise price per share less than the fair market value of the common stock at the date of grant. Nonqualified Options may be granted at any exercise price. The exercise price of an Option may be paid in cash, by an equivalent method acceptable to the Compensation Committee, or, at the Compensation Committee’s discretion, by delivery of already owned shares of common stock having a fair market value equal to the exercise price, or, at the Compensation Committee’s discretion, by delivery of a combination of cash and already owned shares of common stock. However, if the optionee acquired the stock to be surrendered directly or indirectly from us, he or she must have owned the stock to be surrendered for at least six months prior to tendering such stock for the exercise of an Option.
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
Except as otherwise provided by the Compensation Committee, awards under the 2003 Long-Term Incentive Plan are not transferable other than as designated by the participant by will or by the laws of descent and distribution. The expiration date of an Incentive Option is determined by the Compensation Committee at the time of the grant, but in no event may an Incentive Option be exercisable after the expiration of 10 years from the date of grant of the Incentive Option (five years in the case of an Incentive Option granted to a 10% shareholder).
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
The Compensation Committee, either at the time of grant or at the time of exercise of any Nonqualified Option or SAR, may provide for a supplemental payment (“Supplemental Payment”) by the Company to the Participant with respect to the exercise of any Nonqualified Option or SAR, in an amount specified by the Compensation Committee, but which shall not exceed the amount necessary to pay the federal income tax payable with respect to both the exercise of the Nonqualified Option and/or SAR and the receipt of the Supplemental Payment, based on the assumption that the shareholder is taxed at the maximum effective federal income tax rate on such amounts. The Committee shall have the discretion to grant Supplemental Payments that are payable in cash, common stock, or a combination of both, as determined by the Compensation Committee at the time of payment.
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
Performance Units. The Compensation Committee may grant Incentive Awards representing a contingent right to receive cash (“Performance Units”) or shares of common stock (“Performance Shares”) at the end of a performance period. The Compensation Committee may grant Performance Units and Performance Shares in such a manner that more than one performance period is in progress concurrently. For each performance period, the Compensation Committee shall establish the number of Performance Units or Performance Shares and the contingent value of any Performance Units or Performance Shares, which may vary depending on the degree to which performance objectives established by the Compensation Committee are met. The Compensation Committee may modify the performance measures and objectives as it deems appropriate.
The basis for payment of Performance Units or Performance Shares for a given performance period shall be the achievement of those financial and non-financial performance objectives determined by the Compensation Committee at the beginning of the performance period. If minimum performance is not achieved for a performance period, no payment shall be made and all contingent rights shall cease. If minimum performance is achieved or exceeded, the value of a Performance Unit or Performance Share shall be based on the degree to which actual performance exceeded the pre-established minimum performance standards, as determined by the Compensation Committee. The amount of payment shall be determined by multiplying the number of Performance Units or Performance Shares granted at the beginning of the performance period by the final Performance Unit or Performance Share value. Payments shall be made, in the discretion of the Compensation Committee, solely in cash or common stock, or a combination of cash and common stock, following the close of the applicable performance period.
The Compensation Committee, at the date of payment with respect to such Performance Units or Performance Shares, may provide for a Supplemental Payment by us to the Participant in an amount specified by the Compensation Committee, which shall not exceed the amount necessary to pay the federal income tax payable with respect to the amount of payment made with respect to such Performance Units or Performance Shares and receipt of the Supplemental Payment, based on the assumption that the Participant is taxed at the maximum effective federal income tax rate on such amount.
Non-Employee Director Option Plan. The purpose of our Non-Employee Director Stock Option Plan is to foster and promote our long-term financial success and interests and to materially increase the value of the equity interests in the Company by: (a) increasing our ability to attract and retain talented men and women to serve on our Board of

Directors, (b) increasing the incentives that these non-employee directors have to help us succeed and (c) providing our non-employee directors with an increased opportunity to share in our long-term growth and financial success.
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
Each of these options will have a ten-year term. One-third of the options will be exercisable immediately upon grant, and one-half of the remaining portion of each option grant will vest and become exercisable on the first and second anniversary dates of the date of grant, assuming that the non-employee director remains on our Board of Directors on each such anniversary date. In the event of a change of control, we may, after notice to the participant, require the participant to “cash-out” his rights by transferring them to us in exchange for their equivalent “cash value.”
The Board of Directors shall not have the right to modify the number of options granted to a non-employee director or the terms of the option grants.
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
2008 Director Compensation
We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in fiscal 2008. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. In addition, our compensation arrangement with Mel Marks reflects his 46 years of relevant experience in the industry and our company. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in fiscal 2008.

	Fees Earned or Paid			All Other
Name	in Cash	Stock Awards	Option Awards (1)	Compensation	Total

Philip Gay	$90,000	$—	$12,224	$—	$102,224
Rudolph Borneo	$47,000	$—	$12,224	$—	$59,224
Irv Siegel	$47,000	$—	$12,969	$—	$59,969
Mel Marks	$—	$—	$—	$350,000	$350,000

(1)	Option award amounts represent our non-employee director’s portion of our reported share-based payment expense for fiscal 2008 in accordance with SFAS 123R.
We have supplemental compensatory arrangements with Mel Marks, our founder, largest shareholder and member of our Board of Directors. In August 2000, our Board of Directors agreed to engage Mel Marks to provide consulting services to our company. Mr. Marks is paid an annual consulting fee of $350,000 per year. We can terminate our consulting arrangement with Mr. Marks at any time.
We agreed to pay Mr. Gay $90,000 per year for serving on our Board of Directors, as well as assuming the responsibility for being Chairman of our Audit and Ethics Committees.
In addition, each of our non-employee directors, other than Messrs. Marks and Gay, receives annual compensation of $20,000 and is paid a fee of $2,000 for attending each Board of Directors meeting, $2,000 for attending each Audit Committee meeting and $500 for any other Board of Directors committee meeting attended. Each director is also reimbursed for reasonable out-of-pocket expenses incurred to attend Board of Directors or Board of Directors committee meetings.
Under our Non-Employee Director Stock Option Plan, each non-employee director is granted options to purchase 25,000 shares of our common stock upon their election to our Board of Directors. In addition, each non-employee director is awarded an option to purchase an additional 3,000 shares of our common stock for each full year of service on our Board of Directors.
Indemnification of Executive Officers and Directors
Article Seven of our Restated Certificate of Incorporation provides, in part, that to the extent required by New York Business Corporation Law, or NYBCL, no director shall have any personal liability to us or our shareholders for damage for any breach of duty as such director, provided that each such director shall be liable under the following circumstances: (a) in the event that a judgment or other final adjudication adverse to such director establishes that his acts or omissions were in bad faith, involved intentional misconduct or a knowing violation of law or that such director personally gained in fact a financial profit or other advantage to which such director was not legally entitled or that such director’s acts violated Section 719 of the NYBCL or (b) for any act or omission prior to the adoption of Article Seven of our Restated Certificate of Incorporation.
Article Nine of our Bylaws provide that we shall indemnify any person, by reason of the fact that such person is or was a director or officer of our company or served any other corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise in any capacity at our request, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorney’s fees incurred as a result of an action or proceeding, or any appeal therefrom, provided, however, that no indemnification shall be made to, or on behalf of, any director or officer if a judgment or other final adjudication adverse to such director or officer establishes that (a) his or her acts were committed in bad faith or were the result of active and deliberate dishonesty and, in either case, were material to the cause of action so adjudicated, or (b) he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled.
We may purchase and maintain insurance for our own indemnification and for that of our directors and officers and other proper persons as described in Article Nine of our Bylaws. We maintain and pay premiums for directors’ and officers’ liability insurance policies.

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
Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters
The following table sets forth, as of June 9, 2008, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 12,070,555 shares of common stock outstanding as of June 9, 2008.
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of June 9, 2008 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

	Amount and Nature of	Percent of
Name and Address of Beneficial Shareholder	Beneficial Ownership (1)	Class
Mel Marks (2)	1,672,655	13.9%
Third Point LLC (3)	1,150,000	9.4%
Costa Brava Partnership (4)	982,608	8.2%
William Blair & Company, L.L.C (5)	928,965	7.7%
Janus Capital Management LLC (6)	746,670	5.9%
Midwood Capital Management, LLC (7)	707,438	5.9%
Selwyn Joffe (8)	789,750	6.1%
Philip Gay (9)	31,000	*
Rudolph Borneo (10)	31,000	*
Scott Adelson (11)	8,333	*
Duane Miller (12)	8,333	*
Irv Siegel (13)	6,000	*
Doug Schooner (14)	61,425	*
Tom Stricker (15)	54,583	*
Steve Kratz (16)	50,767	*
Michael Umansky (17)	38,333	*
Mervyn McCulloch (18)	30,000	*
David Lee (19)	6,667	*
Kevin Daly (20)	5,000	*
Directors and executive officers as a group — 14 persons (21)	2,793,754	22.7%

*	Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)	Includes 6,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan.

(3)	Includes 150,000 shares issuable upon the exercise of currently exercisable warrants. Based on a Schedule 13G/A filed with the SEC on February 13, 2008, Daniel S. Loeb as the Chief Executive Officer of Third Point LLC, which is the investment manager of Third Point Offshore Fund, Ltd., has the power to vote and dispose of the shares of our common stock held of record by Third Point LLC and Third Point Offshore Fund, Ltd. The business address of each of Third Point LLC and Mr. Loeb is 390 Park Avenue, New York, NY 10022. The business address of Third Point Offshore Fund, Ltd. is c/o Walkers SPV Limited, Walker House, 87 Mary Street, George Town, Grand Cayman KY1-9002, Cayman Islands, British West Indies.

(4)	Includes 13,650 shares issuable upon the exercise of currently exercisable warrants. Based on a schedule 13G/A filed with the SEC on February 12, 2008, Seth W. Hamot as the president of Roark, Rearden & Hamot LLP, which is the general partner of Costa Brava Partnership III L.P., has the power to vote and dispose of the shares of our common stock held of record by Costa Brava Partnership III L.P. The business address of each of Costa Brava Partnership II L.P., Seth W. Hamot and Roark, Rearden & Hamot, LLC is 420 Boylston Street, Boston, MA 02116.

(5)	Includes 111,575 shares issuable upon the exercise of currently exercisable warrants. Based on a Schedule 13G filed with the SEC on January 9, 2008, William Blair & Company LLC was the beneficial owner with sole power to vote and dispose of the shares of our common stock. The business address of William Blair & Company LLC is 222 W Adams, Chicago, IL 60606.

(6)	Includes 96,000 shares issuable upon the exercise of currently exercisable warrants. Based on a Schedule 13G/A filed with the SEC on March 11, 2008, Janus Capital Management LLC, which is the investment advisor of Janus Venture Fund, has the power to vote and dispose of the shares of our common stock held of record by Janus Capital Management LLC and Janus Venture Fund. The business address of Janus Capital Management LLC and Janus Venture Fund is 151 Detroit Street, Denver, Colorado 80206.

(7)	Includes 13,649 shares issuable upon the exercise of currently exercisable warrants. Based on a Schedule 13D/A filed with the SEC on March 31, 2008. Midwood Capital Partners, LLC is the sole general partner of Midwood Capital Partners, L.P., the record holder of 317,738 shares of our common stock and Midwood Capital Partners QP, L.P., the record holder of 390,060 shares of our common stock. David E. Cohen and Ross D. DeMont as manager of Midwood Capital Partners, LLC have the power to vote and dispose of the shares of our common stock held by these entities. The business address of each of Midwood Capital Partners, LLC and Messrs. Cohen and DeMont is 575 Boylston Street, 4th Floor, Boston, MA 02116.

(8)	Represents 30,000 shares issuable upon exercise of options exercisable under the 1996 Stock Option Plan (the “1996 Stock Option Plan”); 255,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan and 500,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan.

(9)	Represents 31,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(10)	Represents 31,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(11)	Represents 8,333 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(12)	Represents 8,333 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(13)	Represents 6,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(14)	Includes 24,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 37,333 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan, and includes 92 shares of common stock held by The Schooner 2003 Family Trust. Mr. Schooner expressly disclaims ownership of the shares held by The Schooner 2003 Family Trust.

(15)	Includes 17,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 37,333 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(16)	Includes 38,100 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 12,667 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(17)	Includes 38,333 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(18)	Includes 30,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(19)	Includes 6,667 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(20)	Includes 5,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(21)	Includes 340,600 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 30,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 667,333 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; and 84,666 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.
Information regarding our securities authorized for issuance under our equity compensation plan is found in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, Equity Compensation Plan Information.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We have entered into a consulting agreement with Mel Marks, our founder, member of our Board of Directors and largest shareholder. We currently pay Mel Marks a consulting fee of $350,000 per year under this arrangement. We have also agreed to pay Mr. Gay, a member of our Board of Directors, $90,000 per year for his service as a member of our Board of Directors and Chairman of our Audit Committee. For additional information, see the discussion under the caption Item 11 “Executive Compensation” “2008 Director Compensation”.
Based upon the terms of agreements we previously entered into with Mr. Richard Marks, we paid the costs he incurred in connection with the SEC and United States Attorney’s Office’s investigation. During fiscal 2006 and 2005, we incurred costs of approximately $368,000 and $556,000, respectively, pursuant to this indemnification arrangement. As provided in the agreements with Mr. Richard Marks, we sought reimbursement from him of certain of the legal fees and costs we advanced. In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement (which was unanimously approved by a Special Committee of the Board of Directors consisting of Messrs. Borneo, Gay and Siegel), Mr. Marks agreed to pay us $682,000 as partial reimbursement of the legal fees and costs we had advanced pursuant our pre-existing indemnification agreements with Mr. Marks. In June 2006, we recorded a shareholder note receivable for the $682,000 Mr. Marks owes us. The note is classified in shareholders’ equity as it is collateralized by our common stock. This amount was due on January 15, 2008. Mr. Marks also agreed to pay interest at the prime rate plus one percent on June 15, 2007 (paid on

June 22, 2007) and January 15, 2008 (paid on January 22, 2008). Mr. Marks pledged 80,000 shares of our common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks was less than 125% of Mr. Marks’ obligation, he was required to pledge additional stock to maintain not less than the 125% coverage level. Under the terms of an amendment to the agreement with Mr. Marks that was effective January 15, 2008, we agreed to extend the due date of Mr. Marks’ obligation to pay $682,000 from January 15, 2008 to July 15, 2008. This amendment was unanimously approved by the Special Committee of the Board of Directors that had approved the original Settlement Agreement. Mr. Marks agreed to pledge an additional 31,500 shares of our common stock that he owns to secure this obligation and any additional shares necessary to maintain no less than a 140% coverage level. Mr. Marks pledged additional 20,528 shares and 33,492 share, in March 2008 and May 2008, respectively, to maintain the necessary coverage level. Mr. Marks also agreed to pay interest at the prime rate plus three percent during the extension period.
Our practice with regards to related party transactions has been for our Board of Directors, or a committee thereof, to review, approve and/or ratify such transactions as they arise.
Director Independence
Information regarding the independence of our directors can be found in Item 10 “Directors, Executives Officers and Corporate Governance” Corporate Governance, Board of Directors and Committees of the Board of Directors.
Item 14. Principal Accountant Fees and Services
The following table summarizes the total fees we paid to our current independent certified public accountants, Ernst & Young, effective November 30, 2007, and our prior independent certified public accountants, Grant Thornton LLP, for professional services provided during the following fiscal years ended March 31:

	2008	2007	2006
Audit Fees	$2,638,000	$1,769,000	$1,488,000
Audit Related Fees	—	—	—
Tax Fees	—	—	—
All Other Fees	199,000	67,000	15,000

Total	$2,837,000	$1,836,000	$1,503,000

Audit fees billed in fiscal 2008, 2007 and 2006 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, (iii) the review of our compliance with SOX 404 requirements, (iv) the review of SEC letters (v) the review of restated financial statements and related Forms 10-K/A and 10-Q/A, and (vi) services associated with SEC registration statements.
Other fees billed in fiscal 2008 consisted of professional services for due diligence work related to a potential acquisition and the adoption of FIN 48. Other fees billed in fiscal 2007 relate primarily to professional services related to our POS unwind transaction and SFAS 123R. Other fees billed in fiscal 2006 relate to attendance at our annual shareholders meeting and at a meeting regarding and a tour of our new facility in Tijuana, Mexico.
Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2008, 2007 and 2006 were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a. Documents filed as part of this report:
     (1) Index to Consolidated Financial Statements:
     (2) Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1
     (3) Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”).

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	1997 Form 10-K. Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Warrant to purchase common stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

Number	Description of Exhibit	Method of Filing

10.6	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.7	Form of Employment Agreement, dated February 14, 2003, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.42 to the 2003 10-K.

10.8	Letter Agreement, dated July 17, 2002, by and between the Company and Houlihan Lokey Howard & Zukin Capital	Incorporated by reference to Exhibit 10.43 to the 2003 10-K.

10.9	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.10	Separation Agreement and Release, dated February 14, 2003, between the Company and Anthony Souza	Incorporated by reference to Exhibit 10.45 to the 2003 10-K.

10.11	Employment Agreement, dated April 1, 2003, between the Company and Charles Yeagley	Incorporated by reference to Exhibit 10.46 to the 2003 10-K.

10.12	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.47 to the 2003 10-K.

10.13	Form of Agreement, dated June 5, 2002, by and between the Company and Sun Trust Bank	Incorporated by reference to Exhibit 10.38 to the 2002 10-K.

10.14	Credit Agreement, dated May 28, 2004, between the Company and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the “2004 10-K”).

10.15*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.16	Employment Agreement, dated November 1, 2003, between the Company and Bill Laughlin	Incorporated by reference to Exhibit 10.16 to the 2004 10-K.

10.17	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.18	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.19	Stock Purchase Agreement, dated February 28, 2001, between the Company and Mel Marks	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 29, 2001.

10.20	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

Number	Description of Exhibit	Method of Filing

10.21	Amendment No. 1 to Employment Agreement, dated April 19, 2004, between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2005.

10.22	Third Amendment to Credit Agreement, dated as of April 10, 2006, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 24, 2006.

10.23	Union Bank of California, N.A. Revolving Note, dated as of April 10, 2006, executed by Motorcar Parts of America, Inc. and Union Bank of California. N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on April 24, 2006.

10.24	Settlement Agreement and Mutual Release, Secured Promissory Note and Stock Pledge Agreement, all dated June 26, 2006, between the Company and Mr. Richard Marks	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on June 28, 2006.

10.25	Fourth Amendment to Credit Agreement, dated as of August 8, 2006, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 16, 2006.

10.26	Revolving Note, dated as of August 8, 2006, executed by Motorcar Parts of America, Inc. and Union Bank of California. N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 16, 2006.

10.27*	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.28*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.29	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.30	Fifth Amendment to Credit Agreement, dated as of November 10, 2006, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 11, 2006.

10.31	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.32	Amendment No. 2 to Employment Agreement between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on December 7, 2006.

10.33	Sixth Amendment to Credit Agreement, dated as of March 21, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 29, 2007.

10.34	Side letter regarding Credit Agreement, dated March 21, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on March 29, 2007.

Number	Description of Exhibit	Method of Filing

10.35	Non-revolving Note, dated March 21, 2007, executed by Motorcar Parts of America, Inc. in favor of Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on March 29, 2007.

10.36	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 18, 2007.

10.37	Seventh Amendment to Credit Agreement, dated as of June 27, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.37 to the 2007 Form 10-K.

10.38	Eighth Amendment to Credit Agreement, dated as of August 7, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.38 to the Form 10-Q filed on August 9, 2007.

10.39	Amended and Restated Credit Agreement, dated as of October 24, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 24, 2007.

10.40	First Amendment to Amended and Restated Credit Agreement, dated as of January 14, 2008, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on January 17, 2008.

10.41	Revolving Note, dated as of January 14, 2008, executed by Motorcar Parts of America, Inc. in favor of Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on January 17, 2008.

10.42	Letter Agreement between the Company and Mervyn McCulloch, dated February 6, 2008	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 6, 2008.

10.43	Amendment No. 3 to Employment Agreement between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 27, 2008.

10.44	Second Amendment to Amended and Restated Credit Agreement, dated as of May 13, 2008, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2008.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 Form 10-K.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 Form 10-K.

21.1	List of Subsidiaries	Filed herewith.

23.0	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to	Filed herewith.

Number	Description of Exhibit	Method of Filing

Section 302 of the Sarbanes Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.
Dated: June 16, 2008	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 16, 2008	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	June 16, 2008

/s/ David Lee David Lee	Chief Financial Officer (Principal Financial Officer)	June 16, 2008

/s/ Kevin Daly Kevin Daly	Chief Accounting Officer (Principal Accounting Officer)	June 16, 2008

/s/ Mel Marks Mel Marks	Director	June 16, 2008

/s/ Scott Adelson Scott Adelson	Director	June 16, 2008

/s/ Rudolph Borneo Rudolph Borneo	Director	June 16, 2008

/s/ Philip Gay Philip Gay	Director	June 16, 2008

/s/ Duane Miller Duane Miller	Director	June 16, 2008

/s/ Irv Siegel Irv Siegel	Director	June 16, 2008

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES
March 31, 2008, 2007 and 2006

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Motorcar Parts of America, Inc.
     We have audited Motorcar Parts of America, Inc.’s internal control over financial reporting as of March 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Motorcar Parts of America, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, Motorcar Parts of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2008, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Motorcar Parts of America, Inc. as of March 31, 2008, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended March 31, 2008 and our report dated June 10, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Woodland Hills, California
June 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Motorcar Parts of America, Inc.
We have audited the accompanying consolidated balance sheet of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended March 31, 2008. Our audit also included the 2008 financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2008, and the consolidated results of their operations and their cash flows for the year ended March 31, 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2008 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
As discussed in Note B to the consolidated financial statements, the Company changed its method of accounting for share-based payments in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on April 1, 2006, and its method of accounting for uncertain tax positions in accordance with FASB Interpretation No. 48 on April 1, 2007.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc.’s internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2008, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Woodland Hills, California
June 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Motorcar Parts of America, Inc.
We have audited the accompanying consolidated balance sheet of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2007, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the two years in the period ended March 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorcar Parts of America, Inc. and subsidiaries as of March 31, 2007 and the results of their operations and their cash flows for each of the two years in the period ended March 31, 2007 in conformity with accounting principles generally accepted in the United States of America.
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
As described in Note T, the Company has disclosed a possible underpayment of duties payable to the U.S. Customs and Border Protection.
/s/ GRANT THORNTON LLP
Irvine, California
June 28, 2007 (except for
Note T as to which the date
is October 15, 2007)

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash	$1,935,000	$349,000
Short term investments	373,000	859,000
Accounts receivable — net	3,556,000	2,259,000
Inventory— net	32,707,000	32,260,000
Income tax receivable	—	1,670,000
Deferred income tax asset	5,657,000	6,768,000
Inventory unreturned	4,124,000	3,886,000
Prepaid expenses and other current assets	1,608,000	1,873,000

Total current assets	49,960,000	49,924,000
Plant and equipment — net	15,996,000	16,051,000
Long-term core inventory	50,808,000	42,076,000
Long-term core inventory deposit	22,477,000	21,617,000
Long term deferred income tax asset	1,357,000	1,817,000
Other assets	810,000	501,000

TOTAL ASSETS	$141,408,000	$131,986,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,401,000	$42,756,000
Accrued liabilities	2,200,000	1,292,000
Accrued salaries and wages	3,396,000	2,780,000
Accrued workers’ compensation claims	2,042,000	3,972,000
Income tax payable	392,000	285,000
Line of credit	—	22,800,000
Deferred compensation	373,000	859,000
Deferred income	133,000	133,000
Other current liabilities	448,000	225,000
Current portion of capital lease obligations	1,711,000	1,568,000

Total current liabilities	43,096,000	76,670,000
Deferred income, less current portion	122,000	255,000
Deferred core revenue	2,927,000	1,575,000
Deferred gain on sale-leaseback	1,340,000	1,859,000
Other liabilities	265,000	170,000
Capitalized lease obligations, less current portion	2,565,000	3,629,000

Total liabilities	50,315,000	84,158,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,070,555 and 8,373,122 shares issued and outstanding at March 31, 2008 and 2007, respectively	121,000	84,000
Additional paid-in capital-common stock	92,663,000	56,241,000
Additional paid-in capital-warrant	1,879,000	—
Shareholder note receivable	(682,000)	(682,000)
Accumulated other comprehensive income	360,000	40,000
Accumulated deficit	(3,248,000)	(7,855,000)

Total shareholders’ equity	91,093,000	47,828,000

TOTAL LIABILITIES & SHAREHOLDERS’ EQUITY	$141,408,000	$131,986,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended March 31, 2008, 2007 and 2006

	2008	2007	2006
Net sales	$133,337,000	$136,323,000	$108,397,000
Cost of goods sold	96,117,000	115,040,000	82,992,000

Gross profit	37,220,000	21,283,000	25,405,000
Operating expenses:
General and administrative	19,746,000	18,185,000	14,337,000
Sales and marketing	3,456,000	4,116,000	3,536,000
Research and development	1,267,000	1,457,000	1,234,000

Total operating expenses	24,469,000	23,758,000	19,107,000

Operating income (loss)	12,751,000	(2,475,000)	6,298,000
Other (expense) income:
Interest expense	(5,514,000)	(5,996,000)	(2,974,000)
Interest income	66,000	83,000	20,000

Income (loss) before income tax expense (benefit)	7,303,000	(8,388,000)	3,344,000
Income tax expense (benefit)	2,696,000	(3,432,000)	1,259,000

Net income (loss)	$4,607,000	$(4,956,000)	$2,085,000

Basic net income (loss) per share	$0.40	$(0.59)	$0.25

Diluted net income (loss) per share	$0.39	$(0.59)	$0.25

Weighted average number of shares outstanding:
Basic	11,522,326	8,348,069	8,251,319

Diluted	11,808,219	8,348,069	8,483,323

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
For the years ended March 31, 2008, 2007 and 2006

			Additional Paid-in	Additional Paid-in		Accumulated Other
	Common Stock		Capital Common	Capital	Shareholder Note	Comprehensive	Accumulated		Comprehensive
	Shares	Amount	Stock	Warrants	Receivable	Income (Loss)	Deficit	Total	Income
Balance at March 31, 2005	8,183,955	$82,000	$53,627,000	$—	$—	$(55,000)	$(4,984,000)	$48,670,000
Exercise of options	132,150	1,000	285,000	—	—	—	—	286,000
Tax benefit from employee stock options exercised	—	—	414,000	—	—	—	—	414,000
Unrealized gain on investments	—	—	—	—	—	76,000	—	76,000	$76,000
Foreign currency translation	—	—	—	—	—	64,000	—	64,000	64,000
Net Income	—	—	—	—	—	—	2,085,000	2,085,000	2,085,000

Comprehensive Income									$2,225,000

Balance at March 31, 2006	8,316,105	83,000	54,326,000	—	—	85,000	(2,899,000)	51,595,000
Exercise of options	57,017	1,000	293,000	—	—	—	—	294,000
Tax benefit from employee stock options exercised	—	—	172,000	—	—	—	—	172,000
Impact of tax benefit on APIC pool	—	—	(107,000)	—	—	—	—	(107,000)
Compensation recognized under employee stock plans	—	—	1,557,000	—	—	—	—	1,557,000
Shareholder note receivable	—	—	—	—	(682,000)	—	—	(682,000)
Unrealized gain on investments	—	—	—	—	—	82,000	—	82,000	$82,000
Foreign currency translation	—	—	—	—	—	(127,000)	—	(127,000)	(127,000)
Net Income	—	—	—	—	—	—	(4,956,000)	(4,956,000)	(4,956,000)

Comprehensive Income									$(5,001,000)

Balance at March 31, 2007	8,373,122	84,000	56,241,000	—	(682,000)	40,000	(7,855,000)	47,828,000
Exercise of options	55,524	1,000	262,000	—	—	—	—	263,000
Tax benefit from employee stock options exercised	—	—	162,000	—	—	—	—	162,000
Impact of tax benefit on APIC pool	—	—	(44,000)	—	—	—	—	(44,000)
Compensation recognized under employee stock plans	—	—	1,052,000	—	—	—	—	1,052,000
Common stock and warrants issued upon PIPE offering, net of expenses	3,641,909	36,000	34,990,000	1,879,000				36,905,000
Unrealized gain on investments	—	—	—	—	—	(120,000)	—	(120,000)	$(120,000)
Foreign currency translation	—	—	—	—	—	440,000	—	440,000	440,000
Net Income	—	—	—	—	—	—	4,607,000	4,607,000	4,607,000

Comprehensive Income									$4,927,000

Balance at March 31, 2008	12,070,555	$121,000	$92,663,000	$1,879,000	$(682,000)	$360,000	$(3,248,000)	$91,093,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Cash Flows
Years Ended March 31, 2008, 2007 and 2006

	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$4,607,000	$(4,956,000)	$2,085,000
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	2,960,000	2,323,000	2,180,000
Amortization of deferred gain on sale-leaseback	(518,000)	(518,000)	(218,000)
Provision for (recovery of) inventory reserves	1,017,000	379,000	(173,000)
Provision for (recovery of) customer payment discrepencies	(294,000)	(71,000)	1,360,000
Provision for doubtful accounts	124,000	175,000	9,000
Deferred income taxes	1,571,000	(3,444,000)	612,000
Share-based compensation expense	1,052,000	1,557,000	—
Impact of tax benefit on APIC pool	44,000	107,000	—
Shareholder note receivable	—	(682,000)	—
Gain on redemption of short-term investment	(211,000)	—	—
Loss on disposal of assets	45,000	—	—
Changes in current assets and liabilities:
Accounts receivable	(1,127,000)	11,538,000	(359,000)
Inventory	(1,103,000)	(936,000)	(9,215,000)
Income tax receivable	1,675,000	(1,668,000)	—
Inventory unreturned	(238,000)	(2,938,000)	(371,000)
Prepaid expenses and other current assets	296,000	(949,000)	447,000
Other assets	(301,000)	(97,000)	(332,000)
Accounts payable and accrued liabilities	(10,839,000)	21,702,000	8,750,000
Income tax payable	137,000	(738,000)	(16,000)
Deferred compensation	(486,000)	364,000	121,000
Deferred income	(133,000)	(133,000)	(133,000)
Credit due customer	—	(1,793,000)	(10,750,000)
Deferred core revenue	1,352,000	1,575,000	—
Long-term core inventory	(9,082,000)	(8,670,000)	(6,396,000)
Long-term core inventory deposits	(860,000)	(20,791,000)	(759,000)
Other current liabilities	273,000	(649,000)	1,704,000

Net cash used in operating activities	(10,039,000)	(9,313,000)	(11,454,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,962,000)	(5,887,000)	(4,372,000)
Proceeds from sale-leaseback transaction	—	—	4,110,000
Change in short term investments	486,000	(117,000)	(157,000)

Net cash used in investing activities	(1,476,000)	(6,004,000)	(419,000)
Cash flows from financing activities:
Borrowings under line of credit	48,700,000	50,636,000	21,331,000
Repayments under line of credit	(71,500,000)	(34,136,000)	(15,031,000)
Net payments on capital lease obligations	(1,664,000)	(1,531,000)	(1,002,000)
Exercise of stock options	262,000	294,000	286,000
Excess tax benefit from employee stock options exercised	162,000	172,000	414,000
Proceeds from issuance of common stock and warrants	40,061,000	—	—
Stock issuance costs	(3,156,000)	—	—
Impact of tax benefit on APIC pool	(44,000)	(107,000)	—

Net cash provided by financing activities	12,821,000	15,328,000	5,998,000
Effect of exchange rate changes on cash	280,000	(62,000)	64,000

Net decrease in cash and cash equivalents	1,586,000	(51,000)	(5,811,000)
Cash and cash equivalents — Beginning of period	349,000	400,000	6,211,000

Cash and cash equivalents — End of period	$1,935,000	$349,000	$400,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,421,000	$5,807,000	$2,885,000
Income taxes	(1,344,000)	1,995,000	30,000
Non-cash investing and financing activities:
Property acquired under capital leases	$743,000	$371,000	$5,675,000
The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
for the years ended March 31, 2008, 2007 and 2006
NOTE A — Company Background
Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture and distribute alternators and starters for imported and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada and to a major automobile manufacturer.
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
In September 2007, the Company exercised its right to cancel the lease of its Torrance, California facility with respect to approximately 80,000 square feet currently utilized for core receipt, storage and packing. This cancellation is effective May 31, 2008. The Company transitioned these functions to its facilities in Mexico.
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

The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and U.S. dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts translated into U.S. dollars at March 31, 2008 and 2007 were $278,000 and $347,000, respectively.

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
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses them as period costs as required in Financial Accounting Standards Board (“FASB”) Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“SFAS 151”). For the years ended March 31, 2008 and 2007, costs of approximately $1,599,000 and $216,000, respectively, were considered abnormal and thus excluded from the cost calculation and charged directly to cost of sales.
The Company provides an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company reviews inventory on a monthly basis to identify excess quantities and part numbers that are experiencing a reduction in demand. In general, part numbers with quantities representing a one to three-year supply are partially reserved for at rates based upon management’s judgment and consistent with historical rates. Any part numbers with quantities representing more than a three-year supply are reserved for at a rate that considers possible scrap and liquidation values and may be as high as 100% of cost if no liquidation market exists for the part.

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
Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchase price for purchases that are made in arms length transactions.

Long-term core inventory recorded at average historical purchase prices is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a there is a less liquid market. The Company must purchase these Used Cores from core brokers because its customers do not have a sufficient supply of these newer Used Cores available for the core exchange program.

Approximately 15% to 20% of Used Cores are obtained in core broker transactions and are valued based on average purchase price. The average purchase price of Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to the core exchange program.

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

As required, the liability method is also used in determining the impact of the adoption of FASB SFAS No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123R”) on the Company’s deferred tax assets and liabilities.

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

On April 1, 2007 the Company adopted the Provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

6.	Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation and amortization. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation and amortization are provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipments are amortized over a range from seven to ten years. Office equipment and fixtures are amortized over a range from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

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

The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in more than 95% of the remanufactured alternators and starters sold being replaced by similar Used Cores sent back for credit by customers under the Company’s core exchange program. Accordingly, the Company excludes the value of Remanufactured Cores from revenue by applying SFAS 48 by analogy.

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
The Company has agreed in the past and may in the future agree to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF 01-9. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2008 and 2007 Remanufactured Core revenue of $2,927,000 and $1,575,000, respectively, was deferred.
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

The Company records the cost of all marketing allowances provided to its customers in accordance with EITF 01-09, “Accounting for Consideration Given by a Vendor to a Customer.” Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See “Note L-Commitments and Contingencies” for a more complete description of all marketing allowances.

10.	Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the fiscal years ended March 31, 2008, 2007 and 2006 were $95,000, $201,000, and $320,000, respectively.

11.	Net Income Per Share

Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following represents a reconciliation of basic and diluted net income per share.

	Year end March 31,
	2008	2007	2006
Net income (loss)	$4,607,000	$(4,956,000)	$2,085,000

Basic shares	11,522,326	8,348,069	8,251,319
Effect of dilutive options and warrants	285,893	—	232,004

Diluted shares	11,808,219	8,348,069	8,483,323

Net income (loss) per share:
Basic	$0.40	$(0.59)	$0.25

Diluted	$0.39	$(0.59)	$0.25

For the year ended March 31, 2008, the effect of dilutive options and warrants excludes 294,039 options and 546,283 warrants with exercise prices ranging from $11.50 to $19.13 per share. For the year ended March 31, 2007, the effect of dilutive options and warrants excludes 1,270,649 options with exercise prices ranging from $1.10 to $19.13 per share. For the year ended March 31, 2006, the effect of dilutive options excludes 24,875 options with exercise prices ranging from $11.81 to $19.13 per share — all of which were anti-dilutive.

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

Effective April 1, 2006, the Company adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment”, (SFAS 123R) using the modified prospective application method of transition for all its stock-based compensation plans. Accordingly, while the reported results for the years ended March 31, 2008 and 2007 reflect the adoption of SFAS 123R, prior year amounts have not been restated. SFAS 123R requires the compensation cost associated with stock-based compensation plans be recognized and reflected in a company’s reported results.

Prior to the adoption of SFAS 123R, the Company accounted for stock-based employee compensation as prescribed by Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees,” and adopted the disclosure provisions of SFAS 123, “Accounting for Stock-Based Compensation,” and SFAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS 123.”

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

The following table presents pro forma net income for the year ended March 31, 2006 as if compensation costs associated with the Company’s option arrangements had been determined in accordance with SFAS 123.

Year Ended March 31,
2006
Net income as reported	$2,085,000
Add: Stock-based employee compensation expense included in the reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(277,000)

Pro forma net income	$1,808,000

Basic net income per share — as reported	$0.25
Basic net income per share — pro forma	$0.22
Diluted net income per share — as reported	$0.25
Diluted net income per share — pro forma	$0.21
In November 2005, the FASB issued Staff Position (FSP) FAS 123 (R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards” (“FSP 123 (R)-3”). FSP 123 (R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS 123R. The Company had significant vested options on their adoption date of SFAS 123R and therefore has elected to compute its APIC pool as described in paragraph 81 of SFAS 123R. The excess tax benefits for the years ended March 31, 2008 and 2007 of $44,000 and $107,000, respectively, (determined based on the requirements of paragraph 81 of SFAS 123R) are presented as a cash outflow from operations and a cash inflow from financing activities.
The fair value of stock options used to compute share-based compensation reflected in reported results under FAS 123R and the pro forma net income and pro forma net income per share disclosures under APB No. 25 is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 58,000 and 411,500 shares of common stock were granted during the years ended March 31, 2008 and 2007.
The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Year end March 31,
	2008	2007	2006
Weighted average risk free interest rate	4.08%	4.64%	4.12%
Weighted average expected holding period (years)	3.18	5.90	5.00
Weighted average expected volatility	24.74%	40.54%	27.00%
Weighted average expected dividend yield	—%	—%	—%
Weighted average fair value of options granted	$2.69	$5.59	$3.19
15.	Credit Risk

The majority of the Company’s sales are to leading automotive after market parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance at March 31, 2008.
16.	Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary, bonuses and commission. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The Company redeemed $634,000 of short-term investments for the payment of deferred compensation liabilities in the fourth quarter of fiscal 2008. The carrying value of plan assets was $373,000 and $859,000, and deferred compensation obligation was $373,000 and $859,000 at March 31, 2008 and 2007, respectively. The expense recorded in the year 2008 and 2007 related to the deferred compensation plan was $40,000 and $120,000, respectively.

17.	Comprehensive Income or Loss

SFAS 130, “Reporting Comprehensive Income,” established standards for the reporting and display of comprehensive income or loss and its components in a full set of general purpose financial statements. Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments and unrealized gains or losses on short-term investments. The Company has presented comprehensive income or loss on the Consolidated Statement of Shareholders’ Equity.

18.	New Accounting Pronouncement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a FASB Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The Company does not expect its adoption to have material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No.159”). SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company expects to adopt SFAS No. 159 in the first quarter fiscal 2009. The Company does not expect the adoption of SFAS No. 159 to have a material impact on its financial position, results of operations or cash flows.

On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also in December 2007, the FASB issued Statement No. 160. Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160.”) This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption being prohibited. The Company does not currently have any non-controlling interests in its subsidiaries, and accordingly the adoption of SFAS No. 160 is not expected to have a material impact on its financial position, results of operations or cash flows. The Company is in the process of evaluating the impact of SFAS No. 141(R) on its financial position, results of operations or cash flows.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161.”) SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS No. 161.
NOTE C — Short-Term Investments
The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The Company redeemed $634,000 of short-term investments for the payment of deferred compensation liabilities in the fourth quarter of fiscal 2008. As a result, the Company recorded a net realized gain of $211,000 on redemption of short-term investments for the payment of deferred compensation liabilities under its general and administrative expense line in the statement of operations for the year ended March 31, 2008. As of March 31, 2008 and 2007, the fair market value of the short-term investments was $373,000 and $859,000, and the liability to plan participants was $373,000 and $859,000, respectively.
NOTE D — Accounts Receivable
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
Accounts receivable — net is comprised of the following at March 31:

	2008	2007
Accounts receivable — trade	$26,507,000	$27,299,000
Allowance for bad debts	(18,000)	(18,000)
Customer allowances earned	(2,178,000)	(5,003,000)
Allowance for customer-payment discrepancies	(492,000)	(823,000)
Customer finished goods returns accruals	(7,977,000)	(9,776,000)
Customer core returns accruals	(12,286,000)	(9,420,000)

Less: total accounts receivable offset accounts	(22,951,000)	(25,040,000)

Total accounts receivable — net	$3,556,000	$2,259,000

Warranty Returns
The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total units sales. The warranty return accrual is included under the customer finished goods returns accruals in the above table.
Change in the Company’s warranty return accrual is as follows at March 31:

	2008	2007
Beginning Balance	$(3,455,000)	$(1,755,000)
Charged to expenses	29,373,000	30,159,000
Amounts processed	(30,004,000)	(28,459,000)

Ending Balance	$(2,824,000)	$(3,455,000)

Note E — Inventory
Non-core inventory, Inventory unreturned, Long-term core inventory, Long-term core inventory deposit is comprised of the following at March 31:

	2008	2007
Non-core inventory
Raw materials	$11,406,000	$14,990,000
Work-in-process	155,000	185,000
Finished goods	23,206,000	18,762,000

	34,767,000	33,937,000
Less allowance for excess and obsolete inventory	(2,060,000)	(1,677,000)

Total	$32,707,000	$32,260,000

Inventory unreturned	$4,124,000	$3,886,000

Long-term core inventory
Used cores held at company’s facilities	$12,630,000	$13,797,000
Used cores expected to be returned by customers	2,255,000	2,482,000
Remanufactured goods held in finished goods	15,407,000	11,921,000
Remanufactured cores held at customers locations	21,218,000	14,292,000

	51,510,000	42,492,000
Less allowance for excess and obsolete inventory	(702,000)	(416,000)

Total	$50,808,000	$42,076,000

Long-term core inventory deposit	$22,477,000	$21,617,000

Note F — Plant and Equipment
Plant and equipment, at cost, are as follows at March 31:

	2008	2007
Machinery and equipment	$25,360,000	$23,871,000
Office equipment and fixtures	5,763,000	5,491,000
Leasehold improvements	6,582,000	5,574,000

	37,705,000	34,936,000

Less accumulated depreciation and amortization	(21,709,000)	(18,885,000)

Total	$15,996,000	$16,051,000

Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $6,295,000 and $5,201,000 at March 31, 2008 and 2007, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.
Note G — Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer
In May 2004, the Company and its largest customer entered into a four-year agreement. Under the significant terms of this agreement, the Company became the primary supplier of imported alternators and starters for eight of this customer’s distribution centers and agreed to sell this customer certain products on a “pay-on-scan” (“POS”) basis. Under the significant terms of the POS arrangement, the Company was entitled to receive payment upon the sale of products to end users by the customer. As part of the 2004 agreement, the parties agreed to use reasonable commercial efforts to convert the overall purchasing relationship to a POS arrangement by April 2006, and, if the POS conversion was not fully accomplished by that time, the Company agreed to convert $24,000,000 of this customer’s inventory to a POS arrangement by purchasing this inventory through the issuance of credits of $1,000,000 per month over a 24-month period ending April 2008.
The POS conversion was not completed by April 2006, and the parties agreed to terminate the POS arrangement as of August 24, 2006. As part of the August 2006 agreement, the customer purchased those products previously shipped on a POS basis. This transaction, after the application of the Company’s revenue recognition policies, increased sales by $19,795,000 for the fiscal year ended March 31, 2007. The August 2006 agreement also extended the term of the Company’s primary supplier rights from May 2008 to August 2008.
Also under the significant terms of this agreement, the Company purchased approximately $19,980,000 of the customer’s Remanufactured Core inventory by issuing credits to the customer in that amount in August 2006. In establishing the related long-term core inventory deposit account, the Company valued these Remanufactured Cores at $11,918,000 based on the then current cost of long-term core inventory. The difference of $8,062,000 was recorded as a sales incentive and accordingly reflected as a reduction of sales for the year ended March 31, 2007. When the relationship between the Company and the customer ends, this agreement calls for the customer to pay the Company for unreturned Remanufactured Cores in cash. This cash payment is based on the contractual value for each unreturned Remanufactured Core. As of March 31, 2007, the long-term core inventory deposit balance related to this agreement was approximately $19,629,000. Long-term core inventory deposit related to this August 31, 2006, transaction has not changed, but the total balance in the account has increased due to an additional subsequent Remanufactured Core purchases.
The net effect of the termination of the POS arrangement, after application of the Company’s revenue recognition policies was an increase in net sales of $11,733,000 for the fiscal year ended March 31, 2007.

Note H — Capital Lease Obligations
The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2008	2007
Cost	$8,289,000	$8,241,000
Less: accumulated amortization	(3,909,000)	(2,973,000)

Total	$4,380,000	$5,268,000

Future minimum lease payments at March 31, 2008 for the capital leases are as follows:

Year ending March 31,
2009	$1,951,000
2010	1,683,000
2011	893,000
2012	135,000
2013	26,000
Thereafter	—

Total minimum lease payments	4,688,000
Less amount representing interest	(412,000)

Present value of future minimum lease payment	4,276,000
Less current portion	(1,711,000)

$2,565,000

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
Assets financed under the agreement had a net book value of $1,517,000. The difference between the financing provided, which was based on the fair market value of the equipment, and the net book value of the equipment financed was accounted for as a deferred gain on the sale-leaseback agreement. The deferred gain is being amortized at a monthly rate of $43,000 over the estimated five year life of the capital lease asset and is accounted for as an offset to general and administrative expenses. At March 31, 2008 and 2007, the deferred gain remaining to be amortized was $1,340,000 and $1,859,000, respectively.
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
In connection with the April 2006 amendment to the Old Credit Agreement, the Company agreed to pay a quarterly fee of 0.375% per year if the leverage ratio as of the last day of the previous fiscal quarter was greater than or equal to 1.50 to 1.00 or 0.25% per year if the leverage ratio was less than 1.50 to 1.00 as of the last day of the previous fiscal quarter. A fee of $125,000 was charged by the bank in order to complete the amendment. The amendment completion fee was payable in three installments of $41,666. The first payment was made on the date of the amendment to the Old Credit Agreement, the second was made in the fourth quarter of fiscal 2007 and the third was paid in February 2008. The fee is being amortized on a straight-line basis through October 1, 2008, the remaining term of the credit facility prior to the most recent amendment to the Old Credit Agreement.
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
In May 2008, the Company’s New Credit Agreement was further amended to allow the Company, among other things, to borrow up to $15,000,000 under the Revolving Loan for the purpose of consummating certain permitted acquisitions. The aggregate consideration paid for any single permitted acquisition may not exceed $7,500,000, and the aggregate consideration paid for all permitted acquisitions made during the term of the New Credit Agreement may not exceed $20,000,000. Pursuant to the terms of this amendment, the Company may continue to use the entire available amount under the Revolving Loan for working capital and general corporate purposes.
The bank holds a security interest in substantially all of the Company’s assets. At March 31, 2008, the Company had reserved $3,126,000 of the Revolving Loan primarily for standby letters of credit for worker’s compensation insurance.

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
The Company was in compliance with all financial covenants under the New Credit Agreement as of March 31, 2008.
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
Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $90,408,000 and $87,713,000 for the year ended March 31, 2008 and 2007, respectively, by an average of 286 days and 283 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the years ended March 31, 2008 and 2007 was 6.6% and 6.9%, respectively. The amount of the discount on these receivables, $4,387,000 and $3,785,000 for the years ended March 31, 2008 and 2007, respectively, was recorded as interest expense.
NOTE J — Preferred Stock
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
The Rights are not exercisable or transferable apart from the common stock until an Acquiring Person, as defined in the Rights Agreement, without the prior consent of the Company’s Board of Directors, acquires 20% or more of the outstanding shares of the common stock or announces a tender offer that would result in 20% ownership. The Company is entitled to redeem the Rights, at $0.001 per Right, any time until ten days after a 20% position has been acquired. Under certain circumstances, including the acquisition of 20% of the Company’s common stock without the prior consent of the Board of Directors, each Right not owned by a potential Acquiring Person will entitle its holder to receive, upon exercise, shares of common stock having a value equal to twice the exercise price of the Right.
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
The Rights expired on March 12, 2008 and have not been updated.

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
The Company had forward foreign exchange contracts with a U.S. dollar equivalent notional value of $7,303,000 and $5,463,000 and a nominal fair value at March 31, 2008 and 2007, respectively. The forward foreign exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of foreign exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses. For the years ended March 31, 2008 and 2007, the Company recorded a decrease in general and administrative expenses of $152,000 and an increase in general and administrative expenses of $11,000, respectively, associated with these foreign exchange contracts.
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
The Company’s warehouse distribution facility in Nashville, Tennessee was closed in the second quarter of fiscal 2008. The Company sub-leased this facility for the remainder of its lease term and accordingly, the future minimum rental payments were reduced by $626,000 for the sub-leased period.
At March 31, 2008, the remaining future minimum rental payments under the above operating leases are as follows:

Year ending March 31,
2009	$2,724,000
2010	2,567,000
2011	2,497,000
2012	2,484,000
2013	1,581,000
Thereafter	4,745,000

Total minimum lease payments	$16,598,000

During fiscal years 2008, 2007 and 2006, the Company incurred total operating lease expenses of $3,309,000, $3,215,000 and $2,428,000, respectively.
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
The following table presents the breakout of allowances, other than those reflected in “Note G-Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer” discussed above, recorded as a reduction to revenues in the years ended March 31:

	Year end March 31,
	2008	2007	2006
Allowances incurred under long-term customer contracts	$11,780,000	$11,863,000	$5,825,000
Allowances related to a single exchange of product	10,427,000	14,100,000	11,533,000
Allowances related to core inventory purchase obligations	2,532,000	1,506,000	1,262,000

Total customer allowances recorded as a reduction of revenues	$24,739,000	$27,469,000	$18,620,000

The following table presents the commitments to incur allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2009	$7,447,000
2010	7,409,000
2011	5,856,000
2012	1,395,000
2013	752,000
Thereafter	925,000

Total marketing allowances	$23,784,000

The Company has also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. Under the significant terms of the largest of these agreements, the Company agreed to acquire Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. In the fourth quarter of fiscal 2008, the total credits to be issued was reduced to $9,940,000, resulting from the reconciliation of the number of Remanufactured Core inventory available at customer locations. As the Company issues these credits, it establishes a long-term asset account for the value of the Remanufactured Core inventory in customer hands and subject to customer purchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated long-term core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the years ended March 31, 2008, 2007 and 2006 were $1,120,000, $967,000 and $1,166,000, respectively. As of March 31, 2008 and 2007, the long-term core inventory deposit related to this agreement was approximately $2,848,000 and $1,938,000, respectively. As of March 31, 2008 and 2007, approximately $3,623,000 and $5,613,000, respectively, of credits remains to be issued under this arrangement.
In the fourth quarter of fiscal 2005, the Company entered into a five-year agreement with one of the world’s largest automobile manufacturer to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. The Company expanded its operations and built-up its inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, the Company also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in each of the second quarter of fiscal 2007 and 2008. The remaining $1,200,000 is scheduled to be issued in two annual payments of $600,000 in the second fiscal quarter of each of fiscal year 2009 and 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that the Company must meet, a requirement that the Company provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason
In July 2006, the Company entered into an agreement with a new customer to become their primary supplier of alternators and starters. As part of the significant terms of this agreement, the Company agreed to acquire a portion of the customer’s imported alternator and starter Remanufactured Core inventory by issuing approximately $950,000 of credits over twenty quarters. On May 22, 2007, this agreement was amended to eliminate the Company’s obligation to acquire this Remanufactured Core inventory, and the customer refunded approximately $142,000 in accounts receivable credits previously issued. Under an amendment effective January 25, 2008, the Company agreed to accelerate $2,300,000 of promotional allowances provided under this agreement. These promotional allowances otherwise would have been earned by the customer during a later part of the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009. At the same time, the Company’s contract with this customer was extended through January 31, 2011.
In addition, during the year ended March 31, 2008, the Company charged approximately $729,000 against revenues under the significant terms of the agreements with certain traditional customers. As of March 31, 2008 and 2007, approximately $959,000 and $1,594,000, respectively, of credits remains to be issued under these agreements.
The following table presents the customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2009	$2,456,000
2010	1,826,000
2011	19,000
2012	15,000
2013	7,000
Thereafter	5,000

Total Remanufactured Core purchase obligations	$4,328,000

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
NOTE M — Major Customers and Suppliers
The Company’s five largest customers accounted for the following total percentage of net sales and accounts receivable for the fiscal years ended March 31:

		Year end March 31,
Sales	2008	2007	2006
Customer A	53%	64%	70%
Customer B	12%	10%	10%
Customer C	12%	9%	11%
Customer D	9%	8%	—%
Customer E	8%	6%	5%

Accounts Receivable	2008	2007
Customer A	19%	31%
Customer B	11%	9
Customer C	5%	5%
Customer D	31%	28%
Customer E	24%	17%
For the years ended March 31, 2008, 2007 and 2006, one supplier provided approximately 20%, 22% and 21% of the raw materials purchased, respectively. No other supplier accounted for more than 10% of the Company’s purchases.
NOTE N — Income Taxes
The income tax expense for the years ended March 31 is as follows:

	Year end March 31,
	2008	2007	2006
Current tax expense (benefit)
Federal	$2,574,000	$(347,000)	$424,000
State	(32,000)	(208,000)	100,000
Foreign	356,000	461,000	123,000

Total current tax expense (benefit)	2,898,000	(94,000)	647,000

Deferred tax expense (benefit)
Federal	(708,000)	(2,662,000)	668,000
State	506,000	(676,000)	(68,000)
Foreign	—	—	12,000

Total deferred tax expense (benefit)	(202,000)	(3,338,000)	612,000

Total income tax expense (benefit)	$2,696,000	$(3,432,000)	$1,259,000

Deferred income taxes consist of the following at March 31:

	2008	2007
Assets
Net operating loss carry-forwards	$—	$1,921,000
Accounts receivable valuation	1,086,000	2,334,000
Right of return reserve	974,000	1,125,000
Estimate for returns	410,000	970,000
Allowance for customer incentives	318,000	410,000
Core reserve	—	—
Inventory obsolescence reserve	1,100,000	834,000
Inventory capitalization	312,000	254,000
Vacation pay	200,000	215,000
Deferred compensation	183,000	342,000
Accrued bonus	598,000	598,000
Tax credit	536,000	336,000
Deferred tax on unrealized loss	28,000	37,000
Stock options	1,025,000	606,000
Deferred state tax	—	80,000
Deferred core revenue	1,166,000	311,000
Claims payable	813,000	—
Other	15,000	18,000

Total deferred tax assets	8,764,000	10,391,000

Liabilities
Deferred state tax	(13,000)	(8,000)
Prepaid expenses	(155,000)	—
Accelerated depreciation	(1,579,000)	(1,491,000)
Shareholder note receivable	—	(304,000)
Other	(3,000)	(3,000)

Total deferred tax liabilities	(1,750,000)	(1,806,000)

Net deferred tax assets	$7,014,000	$8,585,000

Net current deferred income tax asset	$5,657,000	$6,768,000
Net long-term deferred income tax assets	1,357,000	1,817,000

Total	$7,014,000	$8,585,000

Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets.
For the year ended March 31, 2008, 2007, and 2006, the primary components of the Company’s income tax provision or benefit rates were (i) the current liability due to or current receivables due from federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset.
The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Year end March 31,
	2008	2007	2006

Statutory federal income tax rate	34%	34%	34%
State income tax rate, net of federal benefit	4%	6%	6%
Foreign income taxed at different rates	(2)	2	(1)
Other income tax	1%	(1)%	(2)%

	37%	41%	37%

During the current fiscal year, the Company recognized an increase of $663,000 in the FIN 48 liability for unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:.

Balance at April 1, 2007	$—
Additions based on tax positions related to the current year	431,000
Additions for tax positions of prior year	232,000
Reductions for tax positions of prior year	—
Settlements	—

Balance at March 31, 2008	663,000

The total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $340,000 as of March 31, 2008.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of federal tax expense. During the year ended March 31, 2008 the Company recognized approximately $55,000 in interest and penalties related to unrecognized tax benefits. The Company had approximately $55,000 accrued at March 31, 2008 for the payment of interest and penalties related to unrecognized tax benefits.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. There are currently no Internal Revenue Service (IRS) examinations taking place or scheduled. The specific timing of when the resolution of each tax position will be reached is uncertain. As of March 31, 2008, the Company does not believe that there are any positions for which it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months.
NOTE O — Defined Contribution Plan
The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $77,000, $69,000 and $71,000 for the fiscal years ended March 31, 2008, 2007 and 2006, respectively.
NOTE P — Stock Options
In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2008 and 2007, options to purchase 479,225 and 526,500 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.
At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of March 31, 2008 and 2007, options to purchase 1,105,234 and 1,093,567 shares of common stock, respectively, were outstanding under the Incentive Plan and options to purchase 56,350 and 80,766 shares of common stock, respectively, were available for grant.
In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of March 31, 2008 and 2007, options to purchase 77,000 and 68,000 shares of common stock, respectively, were issued, of which options to purchase 9,000 shares of common stock, respectively, were not immediately exercisable under the 2004 Plan and 98,000 and 107,000 shares of common stock were available for grant.
The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.
A summary of stock option transactions follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at March 31, 2005	1,093,650	$5.29
Granted	405,800	$10.08
Exercised	(132,150)	$2.16
Cancelled	(16,500)	$8.73

Outstanding at March 31, 2006	1,350,800	$7.05
Granted	411,500	$12.05
Exercised	(57,017)	$5.16
Cancelled	(17,216)	$11.28

Outstanding at March 31, 2007	1,688,067	$8.29
Granted	58,000	$11.59
Exercised	(55,524)	$4.71
Cancelled	(29,084)	$10.64

Outstanding at March 31, 2008	1,661,459	$8.47

Based on the market value of the Company’s common stock at March 31, 2008, 2007 and 2006, the pre-tax intrinsic value of options exercised were $87,000, $524,000 and $1,479,000, respectively.
The followings table summarizes information about the options outstanding at March 31, 2008:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average	Aggregate
Range of		Exercise	Life	Intrinsic		Exercise	Intrinsic
Exercise price	Shares	Price	In Years	Value	Shares	Price	Value
$1.100 to $1.800	23,750	$1.23	3.24	$119,938	23,750	$1.23	$119,938
$2.160 to $3.600	352,100	2.73	3.86	1,249,955	352,100	2.73	1,249,955
$6.345 to $9.270	448,650	8.29	6.19	—	448,650	8.29	—
$9.650 to $11.813	406,084	10.19	7.73	—	364,749	10.09	—
$11.900 to $13.800	421,000	12.05	8.39	—	265,999	12.07	—
$14.500 to $19.125	9,875	$16.02	5.29	—	7,875	$16.41	—

	1,661,459			$1,369,893	1,463,123		$1,369,893

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2008 based on the Company’s closing stock price of $6.28 as of that date.
Options to purchase 1,463,123, 1,270,649 and 1,059,598 shares of common stock were exercisable at the end of fiscal 2008, 2007 and 2006, respectively. The weighted average exercise price of options exercisable was $8.02, $7.27 and $6.28 at the end of fiscal 2008, 2007 and 2006, respectively.
A summary of changes in the status of non-vested stock options during the fiscal year ended March 31, 2008 is presented below.

		Weighted Average
		Grant Date Fair
	Number of Shares	Value
Non-vested at March 31, 2007	417,418	$4.80
Granted	58,000	$2.77
Vested	(273,249)	$4.27
Cancelled or Forfeited	(3,833)	$3.59

Non-vested at March 31, 2008	198,336	$4.96

The Company adopted FAS 123R effective April 1, 2006 using the modified prospective adoption method. The Company did not modify the terms of any previously granted options in anticipation of the adoption of FAS 123R. At March 31, 2008, there were $538,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.3 years.
NOTE Q — Litigation
In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, the Company’s founder, largest shareholder and member of its Board of Directors.) Mr. Marks ultimately pled guilty to several criminal charges in June 2005.
In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement (which was unanimously approved by a Special Committee of the Board of Directors consisting of

Messrs. Borneo, Gay and Siegel), Mr. Marks agreed to pay us $682,000 as partial reimbursement of the legal fees and costs the Company had advanced pursuant its pre-existing indemnification agreements with Mr. Marks. This amount was due on January 15, 2008. In June 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owes the Company. The note is classified in shareholders’ equity as it is collateralized by the Company’s common stock. Mr. Marks also agreed to pay interest at the prime rate plus one percent on June 15, 2007 (paid on June 22, 2007) and January 15, 2008 (paid on January 22, 2008). Mr. Marks pledged 80,000 shares of the Company’s common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks was less than 125% of Mr. Marks’ obligation, he was required to pledge additional stock to maintain not less than the 125% coverage level. Under the terms of an amendment to the agreement with Mr. Marks that was effective January 15, 2008, the Company agreed to extend the due date of Mr. Marks’ obligation to pay $682,000 from January 15, 2008 to July 15, 2008. This amendment was unanimously approved by the Special Committee of the Board of Directors that had approved the original Settlement Agreement. Mr. Marks agreed to pledge an additional 31,500 shares of the Company’s common stock that he owns to secure this obligation and any additional shares necessary to maintain no less than a 140% coverage level. Mr. Marks also agreed to pay interest at the prime rate plus three percent during the extension period. In March 2008 and May 2008, Mr. Marks pledged additional 20,528 and 33,492 shares, respectively, to maintain the necessary coverage level of 140%.
The Company is subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.
NOTE R — Related Party Transactions
The Company has entered into agreements with three members of its Board of Directors, Messrs. Mel Marks, Philip Gay and Selwyn Joffe. In addition, the Company entered into an employment agreement with Mr. Mervyn McCulloch.
In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is currently paid an annual consulting fee of $350,000 per year. Mr. Marks was paid $350,000 in fiscal 2008, 2007, and 2006. The Company can terminate this arrangement at any time.
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
On March 27, 2008, the Company entered into an amendment to its employment agreement with Mr. Joffe was further amended to extend the term of this agreement from August 30, 2009 to August 31, 2012. All other terms and conditions of Mr. Joffe’s employment remained unchanged. This amendment was unanimously approved by the Company’s Board of Directors.
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
In February 2008, the Company entered into a letter agreement with Mr. McCulloch pursuant to which his current pay and benefits will remain unchanged, except that Mr. McCulloch will be entitled to: (i) a proportionate bonus for the fiscal year ended March 31, 2008 for his services to the Company as Chief Financial Officer during that period so long as bonuses are generally paid to the Company’s other executives; (ii) the right to earn certain bonuses in his position as Chief Acquisitions Officer for the successful consummation of specified acquisitions, the amount and terms of which shall be agreed to in writing by the Company’s Chief Executive Officer; and (iii) six months’ notice or the payment of six months of his then current pay (or a combination thereof) in lieu of such notice in the event of termination of his employment with the Company for any reason.
NOTE S — Equity Transaction
On May 23, 2007, the Company completed the sale of 3,641,909 shares of the Company’s common stock at a price of $11.00 per share, resulting in aggregate gross proceeds of $40,061,000 and net proceeds of $36,905,000 after expenses, and warrants to purchase up to 546,283 shares of its common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by the Company if, among other things, the volume weighted average trading price of the Company’s common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. As of March 31, 2008, the Company charged approximately $3,156,000 for fees and costs related to this private placement to its additional paid-in-capital. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.
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
NOTE T — Customs Duties
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
During the second quarter ended September 30, 2007, the Company determined that it was probable that the CBP would make a claim for additional duties, fees, and interest on the value of remanufactured units shipped back to the Company from Malaysia during the period from June 5, 2002 to September 30, 2007. As a result, the Company recorded an accrual of $1,450,000. This accrual was increased to $1,836,000 during the third and fourth quarter of fiscal 2008 and represents the estimated maximum value of the probable claim at March 31, 2008.
On February 7, 2008, the Company responded to the CBP with the results of its internal review. In connection with this response, the Company paid approximately $278,000 to the CBP, which included the payment of duties, fees, and interest on the value of certain components that were used in the remanufacture of the products shipped back to the Company during the period from June 5, 2002 to March 31, 2007. This payment was charged against the accrued liability.
The Company has taken the position that no additional duties, fees and interest on the value of the core portion of the products shipped back to the Company during the period from June 5, 2002 to March 31, 2008 should be assessed by the CBP. While the Company intends to vigorously defend this position, the Company may not prevail and the CBP may assess an additional claim. The Company is therefore maintaining the remaining accrual amount until the outcome of the CBP review can be determined.
NOTE U — Subsequent Events
On May 16, 2008, the Company completed the acquisition of certain assets of Automotive Importing Manufacturing, Inc. (“AIM”), specifically its operation which produced new and remanufactured alternators and starters for imported and domestic passenger vehicles. These products are sold under Talon®, Xtreme® and other brand names. The acquisition was consummated pursuant to a signed definitive purchase agreement, dated April 24, 2008.
The Company believes the acquisition of AIM expands its customer base and product line, including the addition of business in heavy duty alternator and starter applications. The assets and result of operations of AIM was not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.
The initial purchase price was approximately $4,600,000, which included $387,000 in transaction fees. The initial purchase price also included $580,000, held by the Company for post-closing asset reconciliation.
The definitive purchase agreement was amended on May 16, 2008. The amendment provided for an additional contingent consideration of up to $400,000 to AIM if the net sales to certain customers exceed the dollar threshold during the period June 1, 2008 to May 31, 2009. Any subsequent payment under this arrangement would increase the total purchase price and would be allocated to the goodwill and other intangibles.

NOTE V — Unaudited Quarterly Financial Data
The following table summarizes selected quarterly financial data for the fiscal year ended March 31, 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	35,441,000	33,819,000	28,182,000	35,895,000
Cost of goods sold	25,241,000	25,574,000	20,694,000	24,608,000

Gross profit	10,200,000	8,245,000	7,488,000	11,287,000
Total operating expenses	5,992,000	5,797,000	6,646,000	6,034,000

Operating income	4,208,000	2,448,000	842,000	5,253,000
Interest expense — net	1,643,000	1,543,000	1,257,000	1,005,000
Income tax expense (benefit)	973,000	439,000	(232,000)	1,516,000

Net income (loss)	$1,592,000	$466,000	$(183,000)	$2,732,000

Basic net income (loss) per share	$0.16	$0.04	$(0.02)	$0.23

Diluted net income (loss) per share	$0.16	$0.04	$(0.02)	$0.22

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$27,424,000	$44,165,000	$33,334,000	$31,400,000
Cost of goods sold	20,258,000	39,218,000	27,479,000	28,085,000

Gross profit	7,166,000	4,947,000	5,855,000	3,315,000
Total operating expenses	3,711,000	6,573,000	5,949,000	7,525,000

Operating income (loss)	3,455,000	(1,626,000)	(94,000)	(4,210,000)
Interest expense — net	822,000	1,315,000	1,883,000	1,893,000
Income tax expense (benefit)	1,055,000	(1,179,000)	151,000	(3,459,000)

Net income (loss)	$1,578,000	$(1,762,000)	$(2,128,000)	$(2,644,000)

Basic net income (loss) per share	$0.19	$(0.21)	$(0.25)	$(0.32)

Diluted net income (loss) per share	$0.19	$(0.21)	$(0.25)	$(0.32)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts
Accounts Receivable — Allowance for doubtful accounts

			Charge to
		Balance at	(recovery of)		Balance at
Year Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	written off	period
2008	Allowance for doubtful accounts	$18,000	$124,000	$124,000	$18,000
2007	Allowance for doubtful accounts	$26,000	$175,000	$183,000	$18,000
2006	Allowance for doubtful accounts	$20,000	$9,000	$3,000	$26,000
Accounts Receivable — Allowance for customer-payment discrepancies

			Charge to
		Balance at	(recovery of)		Balance at
Year Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	Processed	period
2008	Allowance for customer-payment discrepancies	$823,000	$(295,000)	$36,000	$492,000
2007	Allowance for customer-payment discrepancies	$1,980,000	$(71,000)	$1,086,000	$823,000
2006	Allowance for customer-payment discrepancies	$584,000	$1,360,000	$(36,000)	$1,980,000
Inventory — Allowance for excess and obsolete inventory

			Provision for
			(recovery of)
		Balance at	excess and		Balance at
Year Ended		beginning of	obsolete	Amounts	end of
March 31,	Description	period	inventory	written off	period
2008	Allowance for excess and obsolete inventory	$2,093,000	$1,016,000	$347,000	$2,762,000
2007	Allowance for excess and obsolete inventory	$1,989,000	$379,000	$275,000	$2,093,000
2006	Allowance for excess and obsolete inventory	$2,392,000	$(173,000)	$230,000	$1,989,000

S-1