Form 10-Q
period 2008-06-30
MOTORCAR PARTS  AMERICA INC
filed 2008-08-11
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 12,070,555 shares of Common Stock outstanding at August 4, 2008.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$354,000	$1,935,000
Short-term investments	395,000	373,000
Accounts receivable — net	9,396,000	2,789,000
Inventory— net	34,455,000	32,707,000
Deferred income taxes	5,738,000	5,657,000
Inventory unreturned	4,270,000	4,124,000
Prepaid expenses and other current assets	1,842,000	1,608,000

Total current assets	56,450,000	49,193,000
Plant and equipment — net	16,257,000	15,996,000
Long-term core inventory	54,585,000	50,808,000
Long-term core inventory deposit	22,687,000	22,477,000
Long-term accounts receivable	60,000	767,000
Long-term deferred income taxes	1,345,000	1,357,000
Goodwill	329,000	—
Intangible assets — net	1,673,000	—
Other assets	372,000	810,000

TOTAL ASSETS	$153,758,000	$141,408,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,934,000	$32,401,000
Accrued liabilities	787,000	2,200,000
Accrued salaries and wages	3,745,000	3,396,000
Accrued workers’ compensation claims	2,339,000	2,042,000
Income tax payable	2,211,000	392,000
Line of credit	10,745,000	—
Deferred compensation	395,000	373,000
Deferred income	133,000	133,000
Other current liabilities	106,000	448,000
Current portion of capital lease obligations	1,723,000	1,711,000

Total current liabilities	51,118,000	43,096,000
Deferred income, less current portion	89,000	122,000
Deferred core revenue	3,706,000	2,927,000
Deferred gain on sale-leaseback	1,210,000	1,340,000
Other liabilities	543,000	265,000
Capitalized lease obligations, less current portion	2,423,000	2,565,000

Total liabilities	59,089,000	50,315,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,070,555 shares issued and outstanding at June 30, 2008 and March 31, 2008	121,000	121,000
Additional paid-in capital	92,892,000	92,663,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Shareholder note receivable	(682,000)	(682,000)
Accumulated other comprehensive income	675,000	360,000
Accumulated deficit	(216,000)	(3,248,000)

Total shareholders’ equity	94,669,000	91,093,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,758,000	$141,408,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Net sales	$32,705,000	$35,441,000
Cost of goods sold	21,225,000	25,241,000

Gross profit	11,480,000	10,200,000
Operating expenses:
General and administrative	4,202,000	4,788,000
Sales and marketing	1,012,000	929,000
Research and development	462,000	275,000

Total operating expenses	5,676,000	5,992,000

Operating income	5,804,000	4,208,000
Other expense (income):
Interest expense	832,000	1,657,000
Interest income	(14,000)	(14,000)

Income before income tax expense	4,986,000	2,565,000
Income tax expense	1,954,000	973,000

Net income	$3,032,000	$1,592,000

Basic net income per share	$0.25	$0.16

Diluted net income per share	$0.25	$0.16

Weighted average number of shares outstanding:
Basic	12,070,555	9,904,076

Diluted	12,193,667	10,186,077

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Cash flows from operating activities:
Net income	$3,032,000	$1,592,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	762,000	608,000
Amortization of intangible assets	30,000	—
Amortization of deferred gain on sale-leaseback	(130,000)	(130,000)
Provision for inventory reserves	168,000	514,000
Provision for customer payment discrepencies	145,000	235,000
Provision for doubtful accounts	6,000	178,000
Deferred income taxes	(100,000)	(138,000)
Share-based compensation expense	229,000	278,000
Impact of tax benefit on APIC pool	—	(49,000)
Changes in current assets and liabilities:
Accounts receivable	(6,979,000)	(4,564,000)
Inventory	(558,000)	4,721,000
Income tax receivable	—	1,378,000
Inventory unreturned	(146,000)	950,000
Prepaid expenses and other current assets	(221,000)	435,000
Other assets	441,000	(10,000)
Accounts payable and accrued liabilities	(4,529,000)	(17,183,000)
Income tax payable	1,846,000	(182,000)
Deferred compensation	22,000	62,000
Deferred income	(33,000)	(33,000)
Deferred core revenue	779,000	283,000
Long-term accounts receivable	707,000	—
Long-term core inventory	(2,283,000)	(523,000)
Long-term core inventory deposits	(210,000)	(183,000)
Other current liabilities	(320,000)	(12,000)

Net cash used in operating activities	(7,342,000)	(11,773,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(532,000)	(595,000)
Purchase of business assets, net	(4,164,000)	—
Change in short term investments	(12,000)	(27,000)

Net cash used in investing activities	(4,708,000)	(622,000)
Cash flows from financing activities:
Borrowings under line of credit	14,445,000	14,400,000
Repayments under line of credit	(3,700,000)	(37,200,000)
Net payments on capital lease obligations	(445,000)	(382,000)
Exercise of stock options	—	37,000
Excess tax benefit from employee stock options exercised	—	47,000
Proceeds from issuance of common stock and warrants	—	40,061,000
Stock issuance costs	—	(2,947,000)
Impact of tax benefit on APIC pool	—	49,000

Net cash provided by financing activities	10,300,000	14,065,000
Effect of exchange rate changes on cash	169,000	30,000

Net (decrease) increase in cash and cash equivalents	(1,581,000)	1,700,000
Cash and cash equivalents — Beginning of period	1,935,000	349,000

Cash and cash equivalents — End of period	$354,000	$2,049,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$762,000	$1,730,000
Income taxes	129,000	(386,000)
Non-cash investing and financing activities:
Property acquired under capital lease	$315,000	$—
Holdback on purchase of business assets	500,000	—
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2008 and 2007
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2008.
The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note B to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008, except as discussed in Note 14 below.
Certain items in the Consolidated Balance Sheet for the fiscal year ended March 31, 2008 have been reclassified to conform to fiscal 2009 classifications.
1. Company Background and Organization
Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture and distribute alternators and starters for imported and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada and to a major U.S. automobile manufacturer.
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
The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of Enterprise and Related Information.
2. Acquisition
On May 16, 2008, the Company completed the acquisition of certain assets of Automotive Importing Manufacturing, Inc. (“AIM”), specifically its operation which produced new and remanufactured alternators and starters for imported and domestic passenger vehicles. These products are sold under Talon, Xtreme and other brand names. The acquisition was consummated pursuant to a signed definitive purchase agreement, dated April 24, 2008.
The Company believes the acquisition of AIM expands its customer base and product line, including the addition of business in heavy duty alternator and starter applications. Pro forma information is not presented as the assets and results of operations of AIM and the purchase price were not significant to the Company’s consolidated financial position or results of operations.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The following table reflects the preliminary allocation of the purchase price:

Consideration and acquisition costs:
Cash consideration	$3,727,000
Purchase price hold back	500,000
Acquisition costs	437,000

$4,664,000

Purchase Price Allocation:
Accounts receivable, net of allowances	$(221,000)
Inventory	2,853,000
Trademarks	212,000
Customer relationships	1,441,000
Non-compete agreements	50,000
Goodwill	329,000

Total purchase price	$4,664,000

The definitive purchase agreement was amended on May 16, 2008. The amendment provided for an additional contingent consideration of up to $400,000 to AIM if the net sales to certain customers exceed an agreed upon dollar threshold during the period June 1, 2008 to May 31, 2009. Any subsequent payment under this arrangement would increase the total purchase price and would be allocated to goodwill.
The results of operations of the certain assets acquired from AIM are included in the Consolidated Statement of Operations from the date of acquisition.
3. Goodwill and Intangible Assets
The Company accounts for goodwill under the guidance set forth in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. The Company’s intangible assets other than goodwill are finite-lived and amortized on a straight-line basis over their respective useful lives and are analyzed for impairment under the guidance set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) when and if indicators of impairment exist. The following is a summary of the Company’s intangible assets as of June 30, 2008 which resulted from the acquisition of AIM during the period. The Company had no goodwill or intangible assets at March 31, 2008.

		June 30, 2008
		Gross
	Amortization	Carrying	Accumulated
	Period	Value	Amortization
Intangible assets subject to amortization
Trademarks	7 years	$212,000	$4,000
Customer relationships	7 years	1,441,000	25,000
Non-compete agreements	5 years	50,000	1,000

Total		$1,703,000	$30,000

Intangible assets not subject to amortization
Goodwill		$329,000	$—

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Amortization expense related to intangible assets was $30,000 during the three months ended June 30, 2008. The aggregate estimated amortization expense for intangible assets is as follows:

Year ending March 31,
2009— remaining nine months	$185,000
2010	246,000
2011	246,000
2012	246,000
2013	246,000
Thereafter	504,000

Total	$1,673,000

4. Accounts Receivable — Net
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
Accounts receivable — net is comprised of the following:

	June 30, 2008	March 31, 2008
Accounts receivable — trade	$34,778,000	$25,740,000
Allowance for bad debts	(24,000)	(18,000)
Customer allowances earned	(2,945,000)	(2,178,000)
Customer payment discrepancies	(497,000)	(492,000)
Customer finished goods returns accruals	(8,813,000)	(7,977,000)
Customer core returns accruals	(13,103,000)	(12,286,000)

Less: total accounts receivable offset accounts	(25,382,000)	(22,951,000)

Total accounts receivable — net	$9,396,000	$2,789,000

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
Change in the Company’s warranty return accrual is as follows:

	Three Months Ended
	June 30,
	2008	2007
Balance at beginning of period	$(2,824,000)	$(3,455,000)
Charged to expenses	7,963,000	5,837,000
Amounts processed	(7,478,000)	(7,043,000)

Balance at end of period	$(3,309,000)	$(2,249,000)

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
5. Inventory
Non-core inventory, Inventory unreturned, Long-term core inventory, Long-term core inventory deposit is comprised of the following:

	June 30,	March 31,
	2008	2008
Non-core inventory
Raw materials	$10,878,000	$11,406,000
Work-in-process	97,000	155,000
Finished goods	25,710,000	23,206,000

	36,685,000	34,767,000
Less allowance for excess and obsolete inventory	(2,230,000)	(2,060,000)

Total	$34,455,000	$32,707,000

Inventory unreturned	$4,270,000	$4,124,000

Long-term core inventory
Used cores held at company’s facilities	$10,886,000	$12,630,000
Used cores expected to be returned by customers	3,507,000	2,255,000
Remanufactured goods held in finished goods	17,662,000	15,407,000
Remanufactured cores held at customers locations	23,230,000	21,218,000

	55,285,000	51,510,000
Less allowance for excess and obsolete inventory	(700,000)	(702,000)

Total	$54,585,000	$50,808,000

Long-term core inventory deposit	$22,687,000	$22,477,000

6. Major Customers
The Company’s five largest customers accounted for the following total percentage of net sales and accounts receivable:

	Three Months Ended
	June 30,
Sales	2008	2007
Customer A	46%	57%
Customer B	15%	6%
Customer C	12%	8%
Customer D	11%	13%
Customer E	11%	11%

Accounts Receivable	June 30, 2008	March 31, 2008
Customer A	16%	19%
Customer B	25%	24%
Customer C	31%	31%
Customer D	13%	5%
Customer E	7%	11%
For the three months ended June 30, 2008, one supplier provided approximately 23% of the raw materials purchased. For the three months ended June 30, 2007, two suppliers provided approximately 18% and 17% of the

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
raw materials purchased, respectively. No other supplier accounted for more than 10% of the Company’s raw materials purchases for the three months ended June 30, 2008 or 2007.
7. Line of Credit; Factoring Agreements
On October 24, 2007, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with its bank. Under the Credit Agreement, the bank continues to provide the Company with a revolving loan (the “Revolving Loan”) of up to $35,000,000, including obligations under outstanding letters of credit, which may not exceed $7,000,000. In January 2008, the Company entered into an amendment to the Credit Agreement with its bank. This amendment extended the expiration date of the credit facility to October 1, 2009.
In May 2008, the Company’s Credit Agreement was further amended to allow the Company, among other things, to borrow up to $15,000,000 under the Revolving Loan for the purpose of consummating certain permitted acquisitions. The aggregate consideration paid for any single permitted acquisition may not exceed $7,500,000, and the aggregate consideration paid for all permitted acquisitions made during the term of the Credit Agreement may not exceed $20,000,000. Pursuant to the terms of this amendment, the Company may continue to use the entire available amount under the Revolving Loan for working capital and general corporate purposes.
The bank holds a security interest in substantially all of the Company’s assets. At June 30, 2008, the balance of the Revolving Loan was $10,745,000. There was no outstanding balance on the Revolving Loan at March 31, 2008. Additionally, the Company had reserved $3,001,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance as of June 30, 2008. As of June 30, 2008, $21,254,000 was available under the Revolving Loan.
The Credit Agreement, among other things, continues to require the Company to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer the Company’s CEO.
The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2008.
Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $16,406,000 and $21,397,000 for the three months ended June 30, 2008 and 2007, respectively, by an average of 310 days and 281 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the three months ended June 30, 2008 and 2007 was 4.5% and 6.5%, respectively. The amount of the discount on these receivables, $609,000 and $1,184,000 for the three months ended June 30, 2008 and 2007, respectively, was recorded as interest expense. In May 2008, one of these customers elected to suspend the use of its receivable discount program, but has advised the Company that it may be in a position to re-open the use of this program sometime in the future.
8. Stock Options and Share-Based Payments
The Company adopted FAS No. 123(R), effective April 1, 2006, using the modified prospective adoption method. The Company did not modify the terms of any previously granted options in anticipation of the adoption of FAS No. 123(R). The Company recognized stock-based compensation expense of $229,000 and $278,000 for the three months ended June 30, 2008 and 2007, respectively. The Company granted 50,000 stock options during the three months ended June 30, 2008. No stock options were granted during the three months ended June 30, 2007.
At June 30, 2008, there was $399,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.1 years.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
9. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.
The following presents a reconciliation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2008	2007
Net income	$3,032,000	$1,592,000

Basic shares	12,070,555	9,904,076
Effect of dilutive stock options and warrants	123,112	282,001

Diluted shares	12,193,667	10,186,077

Net income per share:
Basic	$0.25	$0.16

Diluted	$0.25	$0.16

The effect of dilutive options and warrants excludes 995,606 options and 546,283 warrants with exercise prices ranging from $7.27 to $18.37 per share for the three months ended June 30, 2008 and 17,375 options and 546,283 warrants with exercise prices ranging from $13.65 to $19.13 per share for the three months ended June 30, 2007 — all of which were anti-dilutive.
On July 22, 2008, the Company acquired 108,534 shares of its common stock which had been pledged by Mr. Marks (see Note 12).
10. Comprehensive Income
SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”) established standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income, unrealized gain on short-term investments and foreign currency translation adjustments.

	Three Months Ended
	June 30,
	2008	2007
Net income	$3,032,000	$1,592,000
Unrealized gain on short-term investments	6,000	35,000
Foreign currency translation	309,000	135,000

Comprehensive net income	$3,347,000	$1,762,000

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
11. Income Taxes
Income tax expense for the three months ended June 30, 2008 and 2007 reflects income tax rates higher than the federal statutory rates primarily due to state income taxes, which was partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. At March 31, 2008, the Company no longer had any federal net operating loss carry forward. As a result, the Company’s cash flow will be impacted by its future tax payments.
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
12. Litigation
In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, the Company’s founder, largest shareholder and member of its Board of Directors.) Mr. Marks ultimately pled guilty to several criminal charges in June 2005.
In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement (which was unanimously approved by a Special Committee of the Board of Directors consisting of Messrs. Borneo, Gay and Siegel), Mr. Marks agreed to pay the Company $682,000 as partial reimbursement of the legal fees and costs the Company had advanced pursuant its pre-existing indemnification agreements with Mr. Marks. This amount was due on January 15, 2008. In June 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owes the Company. The note is classified in shareholders’ equity as it is collateralized by the Company’s common stock. Mr. Marks also agreed to pay interest at the prime rate plus one percent on June 15, 2007 (paid on June 22, 2007) and January 15, 2008 (paid on January 22, 2008). Mr. Marks pledged 80,000 shares of the Company’s common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks was less than 125% of Mr. Marks’ obligation, he was required to pledge additional stock to maintain not less than the 125% coverage level. Under the terms of an amendment to the agreement with Mr. Marks that was effective January 15, 2008, the Company agreed to extend the due date of Mr. Marks’ obligation to pay $682,000 from January 15, 2008 to July 15, 2008. This amendment was unanimously approved by the Special Committee of the Board of Directors that had approved the original Settlement Agreement. Mr. Marks agreed to pledge an additional 31,500 shares of the Company’s common stock that he owns to secure this obligation and any additional shares necessary to maintain no less than a 140% coverage level. Mr. Marks also agreed to pay interest at the prime rate plus three percent during the extension period. In March 2008 and May 2008, Mr. Marks pledged an additional 20,528 and 33,492 shares, respectively, to maintain the necessary coverage level of 140%.
On July 22, 2008, the Company acquired 108,534 shares of its common stock which had been pledged by Mr. Marks in satisfaction of the $682,000 shareholder note receivable plus interest accrued from January 15, 2008 through July 22, 2008, and the remaining shares pledged as collateral were released to Mr. Marks.
The Company is subject to various lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.
13. Customs Duties
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The Company provided a prior disclosure letter dated June 5, 2007 to the customs authorities in order to obtain more time to complete its internal review process. This prior disclosure letter also provides the Company the opportunity to self report any underpayment of customs duties in prior years which could reduce financial penalties, if any, imposed by the CBP. Based on the review conducted by the Company, it was determined that it was probable the CBP would make a claim for additional duties, fees and interest on the value of remanufactured units shipped back to the Company from Malaysia. Therefore, an accrual for $1,836,000 was recorded as of March 31, 2008, representing the estimated maximum value of the probable claim.
On February 7, 2008, the Company responded to the CBP with the results of its internal review for products shipped back to the Company during the period from June 5, 2002 to March 31, 2007. In connection with this response, the Company paid approximately $278,000 to the CBP, which included the payment of duties, fees, and interest on the value of certain components that were used in the remanufacture of the products shipped back to the Company. On May 6, 2008, the Company paid an additional $126,000 to the CBP covering duties, fees and interest on the value of certain components that were used in the remanufacture of the products shipped back to the Company during the period from April 1, 2007 to March 31, 2008. These payments reduced the accrued liability recorded in connection with the claim.
During the three months ended June 30, 2008, the Company received notification from the CBP stating that the prior disclosure had been reviewed and determined to be valid, therefore, no further penalties are likely to be assessed and the review was closed regarding remanufactured units shipped back to the Company from Malaysia. During the three months ended June 30, 2008, the accrual of $1,307,000 was reversed, reducing cost of goods sold.
14. New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in accordance with the accounting principles generally accepted in the United States (“GAAP”) and expands disclosures about fair value measurement. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a FASB Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 on April 1, 2008 did not have an impact on the Company’s financial position, results of operations or cash flows.
The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:
•	Level 1 — Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Valuation is based upon unobservable inputs that are significant to the fair value measurement.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The following table summarizes the valuation of the Company’s short-term investments, deferred compensation and financial instruments by the above SFAS No. 157 categories as of June 30, 2008:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	June 30, 2008	Level 1	Level 2	Level 3
Assets
Short-term investments	$395,000	$395,000	—	—
Forward foreign currency exchange contracts	349,000	—	$349,000	—

Liabilities
Deferred compensation	395,000	395,000	—	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on April 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.
On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also in December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption being prohibited. The Company does not currently have any non-controlling interests in its subsidiaries. Both SFAS No. 141(R) and SFAS No. 160 are adopted prospectively, therefore they do not have any current impact.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of SFAS No. 161.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles (“SFAS No. 162”). SFAS No. 162 outlines the order of authority for the sources of accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have any impact on its consolidated financial statements and required disclosures.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2008 audited consolidated financial statements included in our Annual Report on Form 10-K filed on June 16, 2008.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, our ability to renew the contract with our largest customer that is scheduled to expire in August 2008 and the terms of any such renewal or to continue our relationship with this customer on an otherwise equally satisfactory basis, the increasing demands on our working capital, including the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Acquisition
On May 16, 2008, we completed the acquisition of certain assets of Automotive Importing Manufacturing, Inc. (“AIM”), specifically its operation which produced new and remanufactured alternators and starters for imported and domestic passenger vehicles. These products are sold under Talon, Xtreme and other brand names. The acquisition was consummated pursuant to a signed definitive purchase agreement, dated April 24, 2008.
We believe the acquisition of AIM expands our customer base and product line, including the addition of business in heavy duty alternator and starter applications. Pro forma information is not presented as the assets and results of operations of AIM and the purchase price were not significant to our consolidated financial position or results of operations.
The following table reflects the preliminary allocation of the purchase price:

Consideration and acquisition costs:
Cash consideration	$3,727,000
Purchase price hold back	500,000
Acquisition costs	437,000

$4,664,000

Purchase Price Allocation:
Accounts receivable, net of allowances	$(221,000)
Inventory	2,853,000
Trademarks	212,000
Customer relationships	1,441,000
Non-compete agreements	50,000
Goodwill	329,000

Total purchase price	$4,664,000

The definitive purchase agreement was amended on May 16, 2008. The amendment provided for an additional contingent consideration of up to $400,000 to AIM if the net sales to certain customers exceed an agreed upon dollar threshold during the period June 1, 2008 to May 31, 2009. Any subsequent payment under this arrangement would increase the total purchase price and would be allocated to goodwill.
The results of operations of the certain assets acquired from AIM are included in the Consolidated Statement of Operations from the date of acquisition.
Results of Operations for the Three Months Ended June 30, 2008 and 2007
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	June 30,
	2008	2007
Gross profit percentage	35.1%	28.8%
Cash flow from operations	$(7,342,000)	$(11,773,000)
Finished goods turnover (annualized) (1)	3.5	5.7
Annualized return on equity (2)	13.3%	13.3%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

inventory values, for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
     Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	June 30,
	2008	2007

Net sales	100.0%	100.0%
Cost of goods sold	64.9	71.2

Gross profit	35.1	28.8
Operating expenses:
General and administrative	12.8	13.5
Sales and marketing	3.1	2.6
Research and development	1.4	0.8

Operating income	17.8	11.9
Interest expense — net of interest income	2.5	4.6
Income tax expense	6.0	2.7

Net income	9.3	4.6

Net Sales. Net sales for the three months ended June 30, 2008 decreased by $2,736,000 or 7.7%, to $32,705,000 compared to net sales for the three months ended June 30, 2007 of $35,441,000, reflecting the impact of customer purchasing and return patterns. The rotating electrical aftermarket has been positively impacted by the increased age of automobiles on the road and has been negatively impacted by increased gas prices and other economic factors, which result in lower aggregate miles driven.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the three months ended June 30, 2008 to 64.9% from 71.2% for the three months ended June 30, 2007, resulting in a corresponding increase in our gross profit of 6.3%, to 35.1% for the three months ended June 30, 2008 from 28.8% for the three months ended June 30, 2007. The increase in the gross profit percentage, as compared to the three months ended June 30, 2007, was primarily due to the reversal of $1,307,000 related to the customs duties accrual and the lower per unit manufacturing costs resulting from the transition of a majority of remanufacturing operations from the United States to our Mexico and Malaysia facilities.
General and Administrative. Our general and administrative expenses for the three months ended June 30, 2008 were $4,202,000, which represents a decrease of $586,000, or 12.2%, from general and administrative expenses for the three months ended June 30, 2007 of $4,788,000. This decrease was primarily due to the following: (i) $276,000 of decreased severance and other related expenses, (ii) $414,000 of decreased audit and other professional services fees, (iii) $90,000 of increased gain recorded due to the changes in the net effect of the foreign exchange contracts, and (iv) $154,000 decrease in bad debt expense for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 which primarily resulted from the forced closure of one of our smaller customers in the prior year. These decreases in general and administrative expenses were partially offset by an increase of $345,000 at our offshore facilities primarily due to the shift of remanufacturing operations.
Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2008 increased $83,000 or 8.9%, to $1,012,000 from $929,000 for the three months ended June 30, 2007. This increase was due primarily to an increase in travel related expenses and consulting fees.
Research and Development. Our research and development expenses increased by $187,000, or 68.0%, to $462,000 for the three months ended June 30, 2008 from $275,000 for the three months ended June 30, 2007. The increase was primarily related to our new heavy duty initiative and an increase in compensation and travel related expenses.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Interest Expense. Our interest expense, net of interest income, for the three months ended June 30, 2008 was $818,000. This represents a decrease of $825,000 over interest expense, net of interest income, of $1,643,000 for the three months ended June 30, 2007. This decrease was primarily attributable to a lower balance of receivables being factored during the three months ended June 30, 2008 compared to the three months ended June 30, 2007. Interest expense, net of interest income, also decreased as a result of a decrease in the average outstanding balance on our line of credit for the three months ended June 30, 2008 compared to the three months ended June 30, 2007, and the decrease in short-term interest rates.
Income Tax. For the three months ended June 30, 2008, we recognized income tax expense of $1,954,000 compared to $973,000 for the three months ended June 30, 2007. Income tax expense for the three months ended June 30, 2008 and 2007 reflects income tax rates higher than the federal statutory rates primarily due to state income taxes, which was partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. At March 31, 2008, we no longer had any federal net operating loss carry forward. As a result, our cash flow will be impacted by our future tax payments.
Liquidity and Capital Resources
Overview
At June 30, 2008, we had working capital of $5,332,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $354,000, compared to working capital of $6,097,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,935,000 at March 31, 2008. The change in working capital from March 31, 2008 is primarily the result of increased short-term borrowings under our line of credit, which was partially used to pay down our accounts payable balances, acquire certain assets of AIM and to offset the loss of cash resources due to our inability to factor certain customer accounts receivable.
We have financed our operations through the use of our Credit Agreement and the receivable discount programs we had with two of our customers. In May 2008, one of these customers elected to suspend the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will continue or that a similar program with another customer will be established.
We believe amounts available under our Credit Agreement and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next year.
Cash Flows
Net cash used in operating activities was $7,342,000 for the three months ended June 30, 2008 compared to $11,773,000 for the three months ended June 30, 2007. The most significant changes in operating activities for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 was an increase in net income attributable in part to a reduction in costs from the shift of remanufacturing operations to our Mexican and Malaysian facilities; an increase in our long-term core inventory due to increased levels of Remanufactured Cores held for sale at our customers’ locations; the loss of cash resources due to our inability to factor certain customer accounts receivable; and a less significant reduction in our accounts payable and accrued liabilities for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007, as the proceeds from our private placement were used to pay down our accounts payable balances of $17,183,000 during the three months ended June 30, 2007.
Additionally, as of March 31, 2008, we had no remaining net operating loss carry forwards. As net operating loss carry forwards for tax purposes are no longer available, we anticipate that our future cash flow will be impacted by our future tax payments.
Net cash used in investing activities was $4,708,000 and $622,000 during the three months ended June 30, 2008 and 2007, respectively. The change primarily resulted from the acquisition of certain assets of AIM of $4,664,000, less the $500,000 holdback, and capital expenditures during the period of $532,000. The capital expenditures primarily related to IT equipment and improvements at our Torrance, California location.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Net cash provided by financing activities was $10,300,000, and $14,065,000, during the three months ended June 30, 2008 and 2007, respectively. During the three months ended June 30, 2008, we borrowed amounts under our line of credit to finance the acquisition of certain assets of AIM, to pay down our accounts payable balances, and to offset the loss of cash resources due to our inability to factor certain customer accounts receivable. In May 2007, we completed a private placement of our common stock and warrants, which was substantially used to pay down borrowings under the line of credit and accounts payable balances.
Capital Resources
Line of Credit
On October 24, 2007, we entered into an amended and restated credit agreement (the “Credit Agreement”) with our bank. Under the Credit Agreement, the bank continues to provide us with a revolving loan (the “Revolving Loan”) of up to $35,000,000, including obligations under outstanding letters of credit, which may not exceed $7,000,000. In January 2008, we entered into an amendment to the Credit Agreement with our bank. This amendment extended the expiration date of our credit facility to October 1, 2009.
In May 2008, our Credit Agreement was further amended to allow us, among other things, to borrow up to $15,000,000 under the Revolving Loan for the purpose of consummating certain permitted acquisitions. The aggregate consideration paid for any single permitted acquisition may not exceed $7,500,000, and the aggregate consideration paid for all permitted acquisitions made during the term of the Credit Agreement may not exceed $20,000,000. Pursuant to the terms of this amendment, we may continue to use the entire available amount under the Revolving Loan for working capital and general corporate purposes.
The bank holds a security interest in substantially all of our assets. At June 30, 2008, the balance of the Revolving Loan was $10,745,000. There was no outstanding balance on the Revolving Loan at March 31, 2008. Additionally, we had reserved $3,001,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance as of June 30, 2008. As of June 30, 2008, $21,254,000 was available under the Revolving Loan.
The Credit Agreement (as amended), among other things, continues to require us to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and includes a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it is an event of default under the loan agreement if Selwyn Joffe is no longer our CEO.
We were in compliance with all financial covenants under the Credit Agreement as of June 30, 2008.
Borrowings under the Revolving Loan bear interest at a base rate per annum plus an applicable margin which fluctuates as noted below:

Leverage Ratio as of the End of the Fiscal Quarter
Greater Than or
Base Interest Rate Selected by us	Equal to 1.50 to 1.00	Less Than 1.50 to 1.00
Bank’s Reference Rate, plus	0.0% per year	-0.25% per year
Bank’s LIBOR Rate, plus	2.0% per year	1.75% per year
Our ability to comply in future periods with the financial covenants in the Credit Agreement, as amended, will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands for marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy, including acquisitions. If a violation of any of the covenants occurs in the future, we would attempt to obtain a waiver or an amendment from our bank. No assurance can be given that we would be successful in this regard.
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with two of our customers and their respective banks. Under this program, we have the option to sell those customers’ receivables to

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
those banks at a discount to be agreed upon at the time the receivables are sold. The discount under this program averaged 4.5% during the three months ended June 30, 2008 and has allowed us to accelerate collection of receivables aggregating $16,406,000 by an average of 310 days. While this arrangement has reduced our working capital needs, there can be no assurance that it will continue in the future. These programs resulted in interest costs of $609,000 in during the three months ended June 30, 2008. These interest costs would increase if interest rates rise, if utilization of this discounting arrangement expands and if the discount period is extended to reflect more favorable payment terms to customers. In May 2008, one of these customers elected to suspend the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will continue or that a similar program with another customer will be established.
Off-Balance Sheet Arrangements
At June 30, 2008, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Capital Expenditures and Commitments
Capital Expenditures
Our capital expenditures were $847,000 for the three months ended June 30, 2008, including the capital expenditures acquired under capital leases. A significant portion of these expenditures relate to IT equipment and improvements at our Torrance, California location. The amount and timing of future capital expenditures may vary depending on the final build-out schedule for the Mexico production and logistics facility. We expect our fiscal 2009 capital expenditure to be in the range of $2.5 million to $3.5 million. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
Customs Duties
We received a request for information dated April 16, 2007 from the U.S. Bureau of Customs and Border Protection, or CBP, concerning the importation of products remanufactured at our Malaysian facilities. In response to the CBP’s request, we began an internal review, with the assistance of customs counsel, of our custom duties procedures. During this review process, we identified a potential exposure related to the omission of certain cost elements in the appraised value of used alternators and starters, which were remanufactured in Malaysia and returned to the United States since June 2002.
We also provided a prior disclosure letter dated June 5, 2007 to the customs authorities in order to obtain more time to complete our internal review process. This prior disclosure letter also provides us the opportunity to self report any underpayment of customs duties in prior years which could reduce financial penalties, if any, imposed by the CBP. Based on our review, we determined that it was probable the CBP would make a claim for additional duties, fees and interest on the value of remanufactured units shipped back to us from Malaysia. Therefore, we recorded an accrual for $1,836,000 as of March 31, 2008, representing the estimated maximum value of the probable claim.
On February 7, 2008, we responded to the CBP with the results of our internal review for products shipped back to the us during the period from June 5, 2002 to March 31, 2007. In connection with this response, we paid approximately $278,000 to the CBP, which included the payment of duties, fees, and interest on the value of certain components that were used in the remanufacture of the products shipped back to us. On May 6, 2008, we paid an additional $126,000 to the CBP covering duties, fees and interest on the value of certain components that were used in the remanufacture of the products shipped back to us during the period from April 1, 2007 to March 31, 2008. These payments reduced the accrued liability recorded in connection with the claim.
During the three months ended June 30, 2008, we received notification from the CBP stating that the prior disclosure had been reviewed and determined to be valid, therefore, no further penalties are likely to be assessed and the review was closed regarding remanufactured units shipped back to us from Malaysia. During the three months ended June 30, 2008, the accrual of $1,307,000 was reversed, reducing cost of goods sold.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Litigation
In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, our former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, our founder, largest shareholder and member of our Board of Directors.) Mr. Marks ultimately pled guilty to several criminal charges in June 2005.
In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement (which was unanimously approved by a Special Committee of the Board of Directors consisting of Messrs. Borneo, Gay and Siegel), Mr. Marks agreed to pay us $682,000 as partial reimbursement of the legal fees and costs we had advanced pursuant our pre-existing indemnification agreements with Mr. Marks. This amount was due on January 15, 2008. In June 2006, we recorded a shareholder note receivable for the $682,000 Mr. Marks owes us. The note is classified in shareholders’ equity as it is collateralized by our common stock. Mr. Marks also agreed to pay interest at the prime rate plus one percent on June 15, 2007 (paid on June 22, 2007) and January 15, 2008 (paid on January 22, 2008). Mr. Marks pledged 80,000 shares of our common stock that he owns to secure this obligation. If at any time the market price of the stock pledged by Mr. Marks was less than 125% of Mr. Marks’ obligation, he was required to pledge additional stock to maintain not less than the 125% coverage level. Under the terms of an amendment to the agreement with Mr. Marks that was effective January 15, 2008, we agreed to extend the due date of Mr. Marks’ obligation to pay $682,000 from January 15, 2008 to July 15, 2008. This amendment was unanimously approved by the Special Committee of the Board of Directors that had approved the original Settlement Agreement. Mr. Marks agreed to pledge an additional 31,500 shares of our common stock that he owns to secure this obligation and any additional shares necessary to maintain no less than a 140% coverage level. Mr. Marks also agreed to pay interest at the prime rate plus three percent during the extension period. In March 2008 and May 2008, Mr. Marks pledged an additional 20,528 and 33,492 shares, respectively, to maintain the necessary coverage level of 140%.
On July 22, 2008, we acquired 108,534 shares of our common stock which had been pledged by Mr. Marks in satisfaction of the $682,000 shareholder note receivable plus interest accrued from January 15, 2008 through July 22, 2008, and the remaining shares pledged as collateral were released to Mr. Marks.
We are subject to various lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.
Related Party Transactions
Our related party transactions primarily consist of employment and director agreements and stock option agreements. Except as noted in the Litigation discussion above, our related party transactions have not changed since March 31, 2008.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates that are presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2008, except as discussed below.
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in GAAP and expands disclosures about fair value measurement. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a FASB Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 on April 1, 2008 did not have an impact on our financial position, results of operations or cash flows.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. The classification of fair value measurements within the hierarchy is based upon the lowest level of input that is significant to the measurement. The three levels are defined as follows:
•	Level 1 — Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 — Valuation is based upon unobservable inputs that are significant to the fair value measurement.
The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 categories as of June 30, 2008:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	June 30, 2008	Level 1	Level 2	Level 3
Assets
Short-term investments	$395,000	$395,000	—	—
Forward foreign currency exchange contracts	349,000	—	$349,000	—

Liabilities
Deferred compensation	395,000	395,000	—	—
Our short-term investments, which fund our deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers.
In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on April 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.
On December 4, 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Also in December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 141(R) and SFAS No. 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption being prohibited. We do not currently have any non-controlling interests in our subsidiaries. Both SFAS No. 141(R) and SFAS No. 160 are adopted prospectively, therefore they do not have any current impact.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We are currently assessing the impact of SFAS No. 161.
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles (“SFAS No. 162”). SFAS No. 162 outlines the order of authority for the sources of accounting principles. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS No. 162 to have any impact on our consolidated financial statements and required disclosures.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2008, which was filed on June 16, 2008.
Item 4. Controls and Procedures
Disclosure Controls and Procedures
We carried out an evaluation required by the Securities Exchange Act of 1934 (the “1934 Act”), under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) of the 1934 Act, as of the end of the period covered by this report. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to provide reasonable assurance that such information is accumulated and communicated to our management, including our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Changes in Internal Control Over Financial Reporting
During the three months ended June 30, 2008, there have not been any changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Limitation on Payment of Dividends—The Credit Agreement prohibits the declaration or payment of any dividends other than dividends payable in the capital stock of the Company.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Item 6. Exhibits.
(a) Exhibits:

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: August 11, 2008	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 11, 2008	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer