Form 10-Q
period 2008-09-30
MOTORCAR PARTS  AMERICA INC
filed 2008-11-10
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 11,962,021 shares of Common Stock outstanding at November 4, 2008.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$129,000	$1,935,000
Short-term investments	355,000	373,000
Accounts receivable — net	13,225,000	2,789,000
Inventory— net	29,505,000	32,707,000
Deferred income taxes	5,802,000	5,657,000
Inventory unreturned	3,905,000	4,124,000
Prepaid expenses and other current assets	1,394,000	1,608,000

Total current assets	54,315,000	49,193,000
Plant and equipment — net	15,804,000	15,996,000
Long-term core inventory	61,138,000	50,808,000
Long-term core inventory deposit	23,321,000	22,477,000
Long-term accounts receivable	—	767,000
Long-term deferred income taxes	1,346,000	1,357,000
Goodwill	2,091,000	—
Intangible assets — net	2,898,000	—
Other assets	437,000	810,000

TOTAL ASSETS	$161,350,000	$141,408,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,237,000	$32,401,000
Note payable	1,293,000	—
Accrued liabilities	1,147,000	2,200,000
Accrued salaries and wages	2,325,000	3,396,000
Accrued workers’ compensation claims	2,161,000	2,042,000
Income tax payable	2,242,000	392,000
Line of credit	17,550,000	—
Deferred compensation	355,000	373,000
Deferred income	133,000	133,000
Other current liabilities	297,000	448,000
Current portion of capital lease obligations	1,717,000	1,711,000

Total current liabilities	56,457,000	43,096,000
Deferred income, less current portion	55,000	122,000
Deferred core revenue	3,981,000	2,927,000
Deferred gain on sale-leaseback	1,081,000	1,340,000
Other liabilities	621,000	265,000
Capitalized lease obligations, less current portion	2,268,000	2,565,000

Total liabilities	64,463,000	50,315,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 11,962,021 and 12,070,555 shares issued and outstanding at September 30, 2008 and March 31, 2008, respectively	120,000	121,000
Additional paid-in capital	92,336,000	92,663,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Shareholder note receivable	—	(682,000)
Accumulated other comprehensive income	448,000	360,000
Accumulated earnings (deficit)	2,104,000	(3,248,000)

Total shareholders’ equity	96,887,000	91,093,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$161,350,000	$141,408,000

The accompanying condensed notes to unaudited consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	$69,142,000	$69,260,000	$36,437,000	$33,819,000
Cost of goods sold	45,756,000	50,815,000	24,531,000	25,574,000

Gross profit	23,386,000	18,445,000	11,906,000	8,245,000
Operating expenses:
General and administrative	9,174,000	9,513,000	4,972,000	4,725,000
Sales and marketing	2,356,000	1,726,000	1,344,000	797,000
Research and development	1,043,000	550,000	581,000	275,000

Total operating expenses	12,573,000	11,789,000	6,897,000	5,797,000

Operating income	10,813,000	6,656,000	5,009,000	2,448,000
Other expense (income):
Interest expense	1,984,000	3,201,000	1,152,000	1,544,000
Interest income	(18,000)	(15,000)	(4,000)	(1,000)

Income before income tax expense	8,847,000	3,470,000	3,861,000	905,000
Income tax expense	3,495,000	1,412,000	1,541,000	439,000

Net income	$5,352,000	$2,058,000	$2,320,000	$466,000

Basic net income per share	$0.44	$0.19	$0.19	$0.04

Diluted net income per share	$0.44	$0.18	$0.19	$0.04

Weighted average number of shares outstanding:
Basic	12,029,039	10,979,426	11,987,975	12,043,198

Diluted	12,158,376	11,351,048	12,130,280	12,402,249

The accompanying condensed notes to unaudited consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2008	2007
Cash flows from operating activities:
Net income	$5,352,000	$2,058,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	1,561,000	1,434,000
Amortization of intangible assets	92,000	—
Amortization of deferred gain on sale-leaseback	(259,000)	(259,000)
(Recovery of) provision for inventory reserves	(285,000)	575,000
Provision for customer payment discrepencies	240,000	163,000
Provision for doubtful accounts	224,000	152,000
Deferred income taxes	(163,000)	(332,000)
Share-based compensation expense	385,000	590,000
Impact of tax benefit on APIC pool	—	(110,000)
Changes in current assets and liabilities:
Accounts receivable	(11,216,000)	(6,440,000)
Inventory	5,276,000	5,712,000
Income tax receivable	—	1,885,000
Inventory unreturned	219,000	606,000
Prepaid expenses and other current assets	424,000	(32,000)
Other assets	374,000	(6,000)
Accounts payable and accrued liabilities	(7,653,000)	(20,418,000)
Income tax payable	1,899,000	(209,000)
Deferred compensation	(18,000)	135,000
Deferred income	(67,000)	(67,000)
Deferred core revenue	1,054,000	812,000
Long-term accounts receivable	767,000	—
Long-term core inventory	(7,909,000)	(1,750,000)
Long-term core inventory deposits	(844,000)	(391,000)
Other current liabilities	(24,000)	132,000

Net cash used in operating activities	(10,571,000)	(15,760,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,232,000)	(891,000)
Purchase of businesses	(6,891,000)	—
Change in short term investments	(37,000)	(100,000)

Net cash used in investing activities	(8,160,000)	(991,000)
Cash flows from financing activities:
Borrowings under line of credit	28,310,000	30,200,000
Repayments under line of credit	(10,760,000)	(49,100,000)
Payments on capital lease obligations	(904,000)	(790,000)
Exercise of stock options	—	187,000
Excess tax benefit from employee stock options exercised	—	115,000
Proceeds from issuance of common stock and warrants	—	40,061,000
Stock issuance costs	—	(3,079,000)
Impact of tax benefit on APIC pool	—	110,000

Net cash provided by financing activities	16,646,000	17,704,000
Effect of exchange rate changes on cash	279,000	43,000

Net (decrease) increase in cash and cash equivalents	(1,806,000)	996,000
Cash and cash equivalents — Beginning of period	1,935,000	349,000

Cash and cash equivalents — End of period	$129,000	$1,345,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,849,000	$3,220,000
Income taxes	1,638,000	(389,000)
Non-cash investing and financing activities:
Property acquired under capital lease	$357,000	$509,000
Holdback on purchase of businesses	800,000	—
Note payable on purchase of business	1,293,000	—
Retirement of common stock in satisfaction of shareholder note receivable	682,000	—
The accompanying condensed notes to unaudited consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2008 and 2007
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2008.
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
In June 2008, the Company notified its third party warehouse distribution center in Fairfield, New Jersey, of its intention to terminate its agreement effective September 18, 2008. In July 2008, the Company signed a letter of intent to utilize the services of another third party fee warehouse distribution center in Edison, New Jersey.
The Company operates in one business segment pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of Enterprise and Related Information.
2. Acquisitions
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
On August 22, 2008, the Company completed the acquisition of certain assets of Suncoast Automotive Products, Inc. (“SCP”), specifically its operation which produced new and remanufactured alternators and starters for the automotive, industrial and heavy duty aftermarkets. These products are sold under the SCP brand name. The acquisition was consummated pursuant to a signed asset purchase agreement, dated August 13, 2008.
The Company believes the acquisition of SCP enhances the Company’s market share in North America. Pro forma information is not presented as the assets, results of operations and purchase price of SCP were not significant to the Company’s consolidated financial position or results of operations, individually or in the aggregate with the acquisition of AIM.
The following table reflects the preliminary allocation of the purchase price:

Consideration and acquisition costs:
Cash consideration	$2,448,000
Purchase price hold back	300,000
Note payable	1,293,000
Acquisition costs	279,000

$4,320,000

Purchase price allocation:
Accounts receivable, net of allowances	$(95,000)
Inventory	1,366,000
Trademarks	115,000
Customer relationships	1,110,000
Non-compete agreements	62,000
Goodwill	1,762,000

Total purchase price	$4,320,000

The note payable to SCP of $1,293,000 bears interest at prime plus 1% and is payable in monthly installments of $100,000 beginning in October 2008.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The results of operations of certain assets acquired from AIM and SCP are included in the Consolidated Statement of Income from their respective acquisition dates.
3. Goodwill and Intangible Assets
The Company accounts for goodwill under the guidance set forth in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. The Company’s intangible assets other than goodwill are finite-lived and amortized on a straight-line basis over their respective useful lives and are analyzed for impairment under the guidance set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) when and if indicators of impairment exist. The following is a summary of the Company’s intangible assets as of September 30, 2008, which resulted from the acquisitions of AIM and SCP during the six-month period. The Company had no goodwill or intangible assets at March 31, 2008.

		September 30, 2008
	Amortization	Gross Carrying	Accumulated
	Period	Value	Amortization
Intangible assets subject to amortization
Trademarks	5 - 7 years	$327,000	$11,000
Customer relationships	7 years	2,551,000	77,000
Non-compete agreements	5 years	112,000	4,000

Total		$2,990,000	$92,000

Intangible assets not subject to amortization
Goodwill		$2,091,000	$—
Amortization expense related to intangible assets was $92,000 and $62,000 during the six and three months ended September 30, 2008, respectively. The aggregate estimated amortization expense for intangible assets is as follows:

Year ending March 31,
2009—remaining six months	$220,000
2010	440,000
2011	440,000
2012	440,000
2013	440,000
Thereafter	918,000

Total	$2,898,000

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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Accounts receivable — net is comprised of the following:

	September 30, 2008	March 31, 2008
Accounts receivable — trade	$39,032,000	$25,740,000
Allowance for bad debts	(242,000)	(18,000)
Customer allowances earned	(3,444,000)	(2,178,000)
Customer payment discrepancies	(411,000)	(492,000)
Customer finished goods returns accruals	(8,078,000)	(7,977,000)
Customer core returns accruals	(13,632,000)	(12,286,000)

Less: total accounts receivable offset accounts	(25,807,000)	(22,951,000)

Total accounts receivable — net	$13,225,000	$2,789,000

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
Change in the Company’s warranty return accrual is as follows:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance at beginning of period	$(2,824,000)	$(3,455,000)	$(3,309,000)	$(2,249,000)
Charged to expenses	16,420,000	13,729,000	8,457,000	7,892,000
Amounts processed	(16,135,000)	(15,301,000)	(8,657,000)	(8,258,000)

Balance at end of period	$(3,109,000)	$(1,883,000)	$(3,109,000)	$(1,883,000)

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
5. Inventory
Inventory includes non-core inventory, inventory unreturned, long-term core inventory, long-term core inventory deposit and is comprised of the following:

	September 30,	March 31,
	2008	2008
Non-core inventory
Raw materials	$9,797,000	$11,406,000
Work-in-process	74,000	155,000
Finished goods	21,224,000	23,206,000

	31,095,000	34,767,000
Less allowance for excess and obsolete inventory	(1,590,000)	(2,060,000)

Total	$29,505,000	$32,707,000

Inventory unreturned	$3,905,000	$4,124,000

Long-term core inventory
Used cores held at company’s facilities	$13,907,000	$12,630,000
Used cores expected to be returned by customers	3,790,000	2,255,000
Remanufactured cores held in finished goods	18,471,000	15,407,000
Remanufactured cores held at customers locations	25,262,000	21,218,000

	61,430,000	51,510,000
Less allowance for excess and obsolete inventory	(292,000)	(702,000)

Total	$61,138,000	$50,808,000

Long-term core inventory deposit	$23,321,000	$22,477,000

6. Major Customers
The Company’s five largest customers accounted for the following total percentage of net sales and accounts receivable:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
Sales	2008	2007	2008	2007
Customer A	48%	54%	50%	52%
Customer B	12%	8%	10%	11%
Customer C	11%	8%	10%	9%
Customer D	11%	13%	12%	12%
Customer E	10%	11%	9%	11%

Accounts Receivable	September 30, 2008	March 31, 2008
Customer A	12%	19%
Customer B	24%	24%
Customer C	26%	31%
Customer D	22%	5%
Customer E	8%	11%

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
For the six months ended September 30, 2008, one supplier provided approximately 23% of the raw materials purchased. For the six months ended September 30, 2007, two suppliers provided approximately 21% and 12%, respectively, of the raw materials purchased. For the three months ended September 30, 2008, two suppliers provided approximately 20% and 12%, respectively, of the raw materials purchased. For the three months ended September 30, 2007, one supplier provided approximately 23% of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s raw materials purchases for the six and three months ended September 30, 2008 or 2007.
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
In May 2008, the Company’s Credit Agreement was further amended to allow the Company to, among other things, borrow up to $15,000,000 under the Revolving Loan for the purpose of consummating certain permitted acquisitions. The aggregate consideration paid for any single permitted acquisition may not exceed $7,500,000, and the aggregate consideration paid for all permitted acquisitions made during the term of the Credit Agreement may not exceed $20,000,000.
In August 2008, the Company entered into a third amendment to the Credit Agreement, which increased the amount of credit available under the Revolving Loan from $35,000,000 to $40,000,000. Pursuant to the terms of these amendments, the Company may continue to use the entire available amount under the Revolving Loan for working capital and general corporate purposes.
The bank holds a security interest in substantially all of the Company’s assets. At September 30, 2008, the balance of the Revolving Loan was $17,550,000. There was no outstanding balance on the Revolving Loan at March 31, 2008. Additionally, the Company had reserved $3,001,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance as of September 30, 2008. As of September 30, 2008, $19,449,000 was available under the Revolving Loan.
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
The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2008.
Under two separate agreements executed on July 30, 2004 and August 21, 2003 with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The Company has an arrangement with one additional customer under which that customer’s receivables may also be sold at a discount. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $36,768,000 and $44,083,000 for the six months ended September 30, 2008 and 2007, respectively, by an average of 314 days and 264 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the six months ended September 30, 2008 and 2007 was 4.8% and 6.6%, respectively. The amount of the discount on these receivables, $1,421,000 and $2,475,000 for the six months ended September 30, 2008 and 2007, respectively, was recorded as interest expense. In May 2008, one of these customers suspended the use of its receivable discount program, but has advised the Company that it may be in a position to re-open the use of this program sometime in the future.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
8. Stock Options and Share-Based Payments
The Company adopted FAS No. 123(R), effective April 1, 2006, using the modified prospective adoption method. The Company did not modify the terms of any previously granted options in anticipation of the adoption of FAS No. 123(R). The Company recognized stock-based compensation expense of $385,000 and $590,000 for the six months ended September 30, 2008 and 2007, respectively. The Company granted 50,000 and 49,000 stock options during the six months ended September 30, 2008 and 2007, respectively.
At September 30, 2008, there was $236,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to unvested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 0.9 years.
9. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.
The following presents a reconciliation of basic and diluted net income per share.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$5,352,000	$2,058,000	$2,320,000	$466,000

Basic shares	12,029,039	10,979,426	11,987,975	12,043,198
Effect of dilutive stock options and warrants	129,337	371,622	142,305	359,051

Diluted shares	12,158,376	11,351,048	12,130,280	12,402,249

Net income per share:
Basic	$0.44	$0.19	$0.19	$0.04

Diluted	$0.44	$0.18	$0.19	$0.04

The effect of dilutive options and warrants excludes 1,124,400 options and 546,283 warrants with exercise prices ranging from $7.27 to $18.38 per share for the six and three months ended September 30, 2008, respectively, and 165,875 options and 546,283 warrants with exercise prices ranging from $12.00 to $19.13 per share for the six and three months ended September 30, 2007, respectively — all of which were anti-dilutive.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$5,352,000	$2,058,000	$2,320,000	$466,000
Unrealized (loss) gain on short-term investments	(33,000)	35,000	(39,000)	—
Foreign currency translation	121,000	87,000	(188,000)	(48,000)

Comprehensive net income	$5,440,000	$2,180,000	$2,093,000	$418,000

11. Income Taxes
Income tax expenses for the six and three months ended September 30, 2008 and 2007 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. At March 31, 2008, the Company no longer had any federal net operating loss carry forward. As a result, the Company’s cash flow will be impacted by its future tax payments.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. The 2004 through 2007 tax years generally remain subject to examination by federal and most state tax authorities. There are currently no Internal Revenue Service examinations taking place or scheduled. The specific timing of when the resolution of each tax position will be reached is uncertain.
12. Litigation
In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, the Company’s founder, largest shareholder and member of its Board of Directors.) Mr. Marks ultimately pled guilty to several criminal charges in June 2005.
In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement (which was unanimously approved by a Special Committee of the Board of Directors consisting of Messrs. Borneo, Gay and Siegel), Mr. Marks agreed to pay the Company $682,000 as partial reimbursement of the legal fees and costs the Company had advanced pursuant its pre-existing indemnification agreements with Mr. Marks. This amount was due on January 15, 2008. In June 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owed the Company. The note was classified in shareholders’ equity as it was collateralized by the Company’s common stock. Mr. Marks also agreed to pay interest at the prime rate plus one percent on June 15, 2007 (paid on June 22, 2007) and January 15, 2008 (paid on January 22, 2008). Mr. Marks pledged shares of the Company’s common stock that he owned to secure this obligation. Under the terms of an amendment to the agreement with Mr. Marks that was effective January 15, 2008, the Company agreed to extend the due date of Mr. Marks’ obligation to pay $682,000 from January 15, 2008 to July 15, 2008. This amendment was unanimously approved by the Special Committee of the Board of Directors that had approved the original Settlement Agreement. On July 22, 2008, the Company retired 108,534 shares of its common stock which had been pledged by Mr. Marks in satisfaction of the $682,000 shareholder note receivable plus interest accrued from January 15, 2008 through July 22, 2008, and the remaining shares pledged as collateral were released to Mr. Marks.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
14. New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in accordance GAAP and expands disclosures about fair value measurement. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a FASB Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 on April 1, 2008 did not have an impact on the Company’s financial position, results of operations or cash flows.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The following table summarizes the valuation of the Company’s short-term investments, deferred compensation and financial instruments by the above SFAS No. 157 categories as of September 30, 2008:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	September 30, 2008	Level 1	Level 2	Level 3
Assets
Short-term investments	$355,000	$355,000	—	—

Liabilities
Deferred compensation	355,000	355,000	—	—
Forward foreign currency exchange contracts	212,000	—	$212,000	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the six months ended September 30, 2008, an increase of $357,000 in general and administrative expenses was recorded due to the change in the value of foreign exchange contracts.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company does not expect SFAS No. 162 to have any impact on its consolidated financial statements and required disclosures.
15. Subsequent Events
On October 2, 2008, the Company established a wholly owned subsidiary incorporated in Canada, Motorcar Parts of Canada, Inc. This new subsidiary is expected to provide sales and marketing services to the Company. Currently, this subsidiary does not have assets or results of operations.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents factors that we believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2008 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 16, 2008.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, including the increasing customer pressure for lower prices and more favorable payment and other terms, our ability to renew the contract with our largest customer that expired in August 2008 and the terms of any such renewal or to continue our relationship with this customer on an otherwise equally satisfactory basis, the increasing demands on our working capital, including the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political or economic instability in any of the foreign countries where we conduct operations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Acquisitions
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
On August 22, 2008, we completed the acquisition of certain assets of Suncoast Automotive Products, Inc. (“SCP”), specifically its operation which produced new and remanufactured alternators and starters for the automotive, industrial and heavy duty aftermarkets. These products are sold under the SCP brand name. The acquisition was consummated pursuant to a signed asset purchase agreement, dated August 13, 2008.
We believe the acquisition of SCP enhances our market share in North America. Pro forma information is not presented as the assets, results of operations and purchase price of SCP were not significant to our consolidated financial position or results of operations, individually or in the aggregate with the acquisition of AIM.
The following table reflects the preliminary allocation of the purchase price:

Consideration and acquisition costs:
Cash consideration	$2,448,000
Purchase price hold back	300,000
Note payable	1,293,000
Acquisition costs	279,000

$4,320,000

Purchase price allocation:
Accounts receivable, net of allowances	$(95,000)
Inventory	1,366,000
Trademarks	115,000
Customer relationships	1,110,000
Non-compete agreements	62,000
Goodwill	1,762,000

Total purchase price	$4,320,000

The note payable to SCP of $1,293,000 bears interest at prime plus 1% and is payable in monthly installments of $100,000 beginning in October 2008.
The results of operations of certain assets acquired from AIM and SCP are included in the Consolidated Statement of Income from their respective acquisition dates.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Results of Operations for the Three Months Ended September 30, 2008 and 2007
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	September 30,
	2008	2007
Gross profit percentage	32.7%	24.4%
Cash flow from operations	$(3,229,000)	$(3,987,000)
Finished goods turnover (annualized) (1)	4.2	6.4
Annualized return on equity (2)	10.2%	3.9%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values, for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	September 30,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	67.3	75.6

Gross profit	32.7	24.4
Operating expenses:
General and administrative	13.6	14.0
Sales and marketing	3.7	2.4
Research and development	1.6	0.8

Operating income	13.8	7.2
Interest expense — net of interest income	3.2	4.6
Income tax expense	4.2	1.3

Net income	6.4	1.3

Net Sales. Net sales for the three months ended September 30, 2008 increased by $2,618,000, or 7.7%, to $36,437,000 compared to net sales for the three months ended September 30, 2007 of $33,819,000. This increase was primarily due to net sales to new customers resulting from our acquisitions and higher sales to our existing customers.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the three months ended September 30, 2008 to 67.3% from 75.6% for the three months ended September 30, 2007, resulting in a corresponding increase in our gross profit of 8.3% to 32.7% for the three months ended September 30, 2008 from 24.4% for the three months ended September 30, 2007. The increase in the gross profit percentage, as compared to the three months ended September 30, 2007, was primarily due to (i) the lower per unit manufacturing costs resulting from the transition of a majority of remanufacturing operations from the United States to our Mexico and Malaysia facilities, (ii) the recording of a customs duties accrual of $1,450,000 during the three months ended September 30, 2007 and (iii) increased net sales.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
General and Administrative. Our general and administrative expenses for the three months ended September 30, 2008 were $4,972,000, which represents an increase of $247,000, or 5.2%, from general and administrative expenses for the three months ended September 30, 2007 of $4,725,000. This increase was primarily due to the following: (i) an increase of $560,000 in general and administrative expenses compared to an increase of $57,000 for the three months ended September 30, 2007, due to the changes in the value of our foreign exchange contracts, and (ii) an increase of $165,000 at our offshore facilities primarily due to the shift of remanufacturing operations. These increases in general and administrative expenses were partially offset by $478,000 of decreased audit and other professional services fees during the three months ended September 30, 2008.
Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2008 increased $547,000, or 68.6%, to $1,344,000 from $797,000 for the three months ended September 30, 2007. This increase was due primarily to the addition of employees which resulted from our acquisition of AIM, increased trade show and advertising expenses, an increase in travel related expenses, and an increase in consulting fees.
Research and Development. Our research and development expenses increased by $306,000, or 111.3%, to $581,000 for the three months ended September 30, 2008 from $275,000 for the three months ended September 30, 2007. The increase was primarily related to an increase in compensation and travel related expenses in connection with our new heavy duty aftermarket initiative related to alternators and starters.
Interest Expense. Our interest expense, net of interest income, for the three months ended September 30, 2008 was $1,148,000. This represents a decrease of $395,000, or 25.6%, over interest expense, net of interest income, of $1,543,000 for the three months ended September 30, 2007. This decrease was primarily attributable to a lower balance of receivables being factored during the three months ended September 30, 2008 compared to the three months ended September 30, 2007. The decrease in interest expense, net of interest income, was partially offset by an increase in interest expense on our line of credit due to higher average outstanding balances during the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Income Tax. For the three months ended September 30, 2008, we recognized income tax expense of $1,541,000 compared to $439,000 for the three months ended September 30, 2007. Income tax expenses for the three months ended September 30, 2008 and 2007 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. At March 31, 2008, we no longer had any federal net operating loss carry forward. As a result, our cash flow will be impacted by our future tax payments.
Results of Operations for the Six Months Ended September 30, 2008 and 2007
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Six Months Ended
	September 30,
	2008	2007
Gross profit percentage	33.8%	26.6%
Cash flow from operations	$(10,571,000)	$(15,760,000)
Finished goods turnover (annualized) (1)	4.1	5.9
Annualized return on equity (2)	11.8%	8.6%

(1)	Annualized finished goods turnover for the six months ended September 30, 2008 and 2007 is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values, for each six month period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the six months ended September 30, 2008 and 2007 multiplied by 2 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Six Months Ended
	September 30,
	2008	2007

Net sales	100.0%	100.0%
Cost of goods sold	66.2	73.4

Gross profit	33.8	26.6
Operating expenses:
General and administrative	13.3	13.7
Sales and marketing	3.4	2.5
Research and development	1.5	0.8

Operating income	15.6	9.6
Interest expense — net of interest income	2.8	4.6
Income tax expense	5.1	2.0

Net income	7.7	3.0

Net Sales. Net sales for the six months ended September 30, 2008 decreased by $118,000, or 0.2%, to $69,142,000 compared to net sales for the six months ended September 30, 2007 of $69,260,000. The decrease in net sales was primarily due to the impact of purchasing and return patterns from our existing customers, partially offset by an increase in net sales to new customers resulting from our acquisitions.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the six months ended September 30, 2008 to 66.2% from 73.4% for the six months ended September 30, 2007, resulting in a corresponding increase in our gross profit of 7.2% to 33.8% for the six months ended September 30, 2008 from 26.6% for the six months ended September 30, 2007. The increase in the gross profit percentage, as compared to the six months ended September 30, 2007, was primarily due to (i) the lower per unit manufacturing costs resulting from the transition of a majority of remanufacturing operations from the United States to our Mexico and Malaysia facilities, and (ii) the reversal of a $1,307,000 accrual related to the customs duties claims during the six months ended September 30, 2008, which accrual was initially recorded during the six months ended September 30, 2007.
General and Administrative. Our general and administrative expenses for the six months ended September 30, 2008 were $9,174,000, which represents a decrease of $339,000, or 3.6%, from general and administrative expenses for the six months ended September 30, 2007 of $9,513,000. This decrease was primarily due to the following: (i) $891,000 of decreased audit and other professional services fees, and (ii) $424,000 of decreased severance and other related expenses. These decreases in general and administrative expenses were partially offset by (x) an increase of $395,000 at our offshore facilities primarily due to the shift of remanufacturing operations, (y) an increase of $357,000 for the six months ended September 30, 2008 compared to a decrease of $55,000 for the six months ended September 30, 2007, due to the changes in the value of foreign exchange contracts, and (z) an increase of $125,000 in travel related expenses.
Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2008 increased $630,000, or 36.5%, to $2,356,000 from $1,726,000 for the six months ended September 30, 2007. This increase was due primarily to the addition of employees which resulted from our acquisition of AIM, increased trade show and advertising expenses, an increase in travel related expenses, and an increase in consulting fees.
Research and Development. Our research and development expenses increased by $493,000, or 89.6%, to $1,043,000 for the six months ended September 30, 2008 from $550,000 for the six months ended September 30, 2007. The increase was primarily related to an increase in compensation and travel related expenses in connection with our new heavy duty aftermarket initiative related to alternators and starters.
Interest Expense. Our interest expense, net of interest income, for the six months ended September 30, 2008 was $1,966,000. This represents a decrease of $1,220,000, or 38.3%, over interest expense, net of interest income, of $3,186,000 for the six months ended September 30, 2007. This decrease was primarily attributable to a lower

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
balance of receivables being factored during the six months ended September 30, 2008 compared to the six months ended September 30, 2007. Interest expense, net of interest income, also decreased slightly due to a decrease in short-term interest rates.
Income Tax. For the six months ended September 30, 2008, we recognized income tax expense of $3,495,000 compared to $1,412,000 for the six months ended September 30, 2007. Income tax expenses for the six months ended September 30, 2008 and 2007 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. At March 31, 2008, we no longer had any federal net operating loss carry forward. As a result, our cash flow will be impacted by our future tax payments.
Liquidity and Capital Resources
Overview
At September 30, 2008, we had negative working capital of $2,142,000, a ratio of current assets to current liabilities of 0.96:1, and cash of $129,000, compared to working capital of $6,097,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,935,000 at March 31, 2008. The change in working capital from March 31, 2008 is primarily the result of increased short-term borrowings under our line of credit, which were primarily used to acquire certain assets of AIM and SCP, to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable, and to pay down our accounts payable balances.
We have financed our operations through the use of our Revolving Loan and the receivable discount programs we have with certain of our customers. In May 2008, one of these customers suspended the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will be re-instated or that a similar program with another customer will be established or continued.
We believe amounts available under our Credit Agreement and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next year.
Cash Flows
Net cash used in operating activities was $10,571,000 for the six months ended September 30, 2008 compared to $15,760,000 for the six months ended September 30, 2007. The most significant changes in operating activities for the six months ended September 30, 2008 compared to the six months ended September 30, 2007 was (i) an increase in net income attributable in part to the following: (y) the reversal of the customs duties accrual during the six months ended September 30, 2008, which accrual was originally recorded during the six months ended September 30, 2007; (z) a reduction in costs from the shift of remanufacturing operations to our Mexican and Malaysian facilities; (ii) an increase in our long-term core inventory due to increased levels of Remanufactured Cores held for sale at our customers’ locations; (iii) the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable; and (iv) a less significant reduction in our accounts payable and accrued liabilities for the six months ended September 30, 2008 as compared to the six months ended September 30, 2007, as the proceeds from our private placement were used to pay down accounts payable balances of $20,418,000 during the six months ended September 30, 2007.
Additionally, as of March 31, 2008, we had no remaining net operating loss carry forwards. As net operating loss carry forwards for tax purposes are no longer available, we anticipate that our future cash flow will be impacted by our future tax payments.
Net cash used in investing activities was $8,160,000 and $991,000 during the six months ended September 30, 2008 and 2007, respectively. The change primarily resulted from the acquisition of certain assets of AIM of $4,664,000, less the $500,000 holdback, the acquisition of certain assets of SCP of $4,320,000, less the $300,000 holdback and $1,293,000 note payable to SCP related to the acquisition, and capital expenditures during the period of $1,232,000.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The capital expenditures primarily related to IT equipment and improvements at our Torrance, California and offshore facilities.
Net cash provided by financing activities was $16,646,000, and $17,704,000, during the six months ended September 30, 2008 and 2007, respectively. During the six months ended September 30, 2008, we borrowed amounts under our line of credit to finance the acquisitions, to pay down our accounts payable balances, and to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable. In May 2007, we completed a private placement of our common stock and warrants, which was substantially used to pay down borrowings under the line of credit and accounts payable balances.
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
In May 2008, our Credit Agreement was further amended to allow us to, among other things, borrow up to $15,000,000 under the Revolving Loan for the purpose of consummating certain permitted acquisitions. The aggregate consideration paid for any single permitted acquisition may not exceed $7,500,000, and the aggregate consideration paid for all permitted acquisitions made during the term of the Credit Agreement may not exceed $20,000,000.
In August 2008, we entered into a third amendment to the Credit Agreement, which increased the amount of credit available under the Revolving Loan from $35,000,000 to $40,000,000. Pursuant to the terms of these amendments, we may continue to use the entire available amount under the Revolving Loan for working capital and general corporate purposes.
The bank holds a security interest in substantially all of our assets. At September 30, 2008, the balance of the Revolving Loan was $17,550,000. There was no outstanding balance on the Revolving Loan at March 31, 2008. Additionally, we had reserved $3,001,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance as of September 30, 2008. As of September 30, 2008, $19,449,000 was available under the Revolving Loan.
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
We were in compliance with all financial covenants under the Credit Agreement as of September 30, 2008.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The discount under this program averaged 4.8% during the six months ended September 30, 2008 and has allowed us to accelerate collection of receivables aggregating $36,768,000 by an average of 314 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest costs of $1,421,000 during the six months ended September 30, 2008. These interest costs would increase if interest rates rise, if utilization of these discounting arrangements expands and if the discount period is extended to reflect more favorable payment terms to customers.
In May 2008, one of these customers suspended the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will be re-instated or that a similar program with another customer will be established or continued.
Off-Balance Sheet Arrangements
At September 30, 2008, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Capital Expenditures and Commitments
Capital Expenditures
Our capital expenditures were $1,589,000 for the six months ended September 30, 2008, including the capital expenditures acquired under capital leases. A significant portion of these expenditures relate to IT equipment and improvements at our Torrance, California and offshore facilities. We expect our fiscal 2009 capital expenditure to be in the range of $2.5 million to $3.5 million. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
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
On February 7, 2008, we responded to the CBP with the results of our internal review for products shipped back to us during the period from June 5, 2002 to March 31, 2007. In connection with this response, we paid approximately

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
$278,000 to the CBP, which included the payment of duties, fees, and interest on the value of certain components that were used in the remanufacture of the products shipped back to us. On May 6, 2008, we paid an additional $126,000 to the CBP covering duties, fees and interest on the value of certain components that were used in the remanufacture of the products shipped back to us during the period from April 1, 2007 to March 31, 2008. These payments reduced the accrued liability recorded in connection with the claim.
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
In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks. Under this agreement (which was unanimously approved by a Special Committee of the Board of Directors consisting of Messrs. Borneo, Gay and Siegel), Mr. Marks agreed to pay us $682,000 as partial reimbursement of the legal fees and costs we had advanced pursuant our pre-existing indemnification agreements with Mr. Marks. This amount was due on January 15, 2008. In June 2006, we recorded a shareholder note receivable for the $682,000 Mr. Marks owed us. The note was classified in shareholders’ equity as it was collateralized by our common stock. Mr. Marks also agreed to pay interest at the prime rate plus one percent on June 15, 2007 (paid on June 22, 2007) and January 15, 2008 (paid on January 22, 2008). Mr. Marks pledged shares of our common stock that he owned to secure this obligation. Under the terms of an amendment to the agreement with Mr. Marks that was effective January 15, 2008, we agreed to extend the due date of Mr. Marks’ obligation to pay $682,000 from January 15, 2008 to July 15, 2008. This amendment was unanimously approved by the Special Committee of the Board of Directors that had approved the original Settlement Agreement. On July 22, 2008, we retired 108,534 shares of our common stock which had been pledged by Mr. Marks in satisfaction of the $682,000 shareholder note receivable plus interest accrued from January 15, 2008 through July 22, 2008, and the remaining shares pledged as collateral were released to Mr. Marks.
We are subject to various lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.
Related Party Transactions
Our related party transactions primarily consist of employment and director agreements and stock option agreements.
During the three months ended September 30, 2008, we paid Houlihan Lokey Howard & Zukin Capital, Inc. a $100,000 retainer for services. Scott J. Adelson, a member of our board of directors, is a Senior Managing Director for Houlihan Lokey Howard & Zukin Capital, Inc.
Except as noted above and in the Litigation discussion above, our related party transactions have not changed since March 31, 2008.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2008, except as discussed below.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 categories as of September 30, 2008:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	September 30, 2008	Level 1	Level 2	Level 3
Assets
Short-term investments	$355,000	$355,000	—	—

Liabilities
Deferred compensation	355,000	355,000	—	—
Forward foreign currency exchange contracts	212,000	—	$212,000	—
Our short-term investments, which fund our deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the six months ended September 30, 2008, an increase of $357,000 in general and administrative expenses was recorded due to the change in the value of foreign exchange contracts.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
The recent turmoil in the credit and capital markets has increased the volatility associated with interest rates and foreign currency exchange rates. However, we continue to manage these risks as described in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2008, which was filed on June 16, 2008.
For a further discussion of our market risk, refer to Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2008, which was filed on June 16, 2008.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1A. Risk Factors
Our business and operations entail a variety of risks and uncertainties, including those described in Item 1A of our Annual Report on Form 10-K for the fiscal year ended March 31, 2008, filed with the SEC on June 16, 2008. In addition, the following information amends and further updates our risk factors and should be read in conjunction with those prior disclosures.
Deteriorating conditions in the global credit markets and macroeconomic factors could adversely affect our financial condition and results of operations.
Over the past several months, significant deterioration in the financial condition of financial institutions has resulted in a severe loss of liquidity and availability in global credit markets and in higher short-term borrowing costs, and more stringent borrowing terms. Recessionary conditions in the global economy threaten to cause further tightening of the credit markets, more stringent lending standards and terms, and higher volatility in interest rates. The persistence of these conditions could have a material adverse effect on our borrowings and the availability, terms and cost of such borrowings. In addition, further deterioration in the U.S. economy could adversely affect our corporate results, which could adversely affect our operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Limitation on Payment of Dividends—The Credit Agreement prohibits the declaration or payment of any dividends other than dividends payable in the capital stock of the Company.
Item 6. Exhibits.
(a) Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Number	Description of Exhibit	Method of Filing

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Number	Description of Exhibit	Method of Filing

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: November 10, 2008	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 10, 2008	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer