Form 10-Q
period 2008-12-31
MOTORCAR PARTS  AMERICA INC
filed 2009-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 11,962,021 shares of Common Stock outstanding at February 3, 2009.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2008	March 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash	$878,000	$1,935,000
Short-term investments	298,000	373,000
Accounts receivable — net	10,637,000	2,789,000
Inventory— net	26,763,000	32,707,000
Inventory unreturned	4,398,000	4,124,000
Deferred income taxes	5,856,000	5,657,000
Prepaid expenses and other current assets	1,189,000	1,608,000

Total current assets	50,019,000	49,193,000
Plant and equipment — net	14,436,000	15,996,000
Long-term core inventory	63,870,000	50,808,000
Long-term core inventory deposit	23,660,000	22,477,000
Long-term accounts receivable	—	767,000
Long-term deferred income taxes	2,182,000	1,357,000
Intangible assets — net	2,766,000	—
Other assets	844,000	810,000

TOTAL ASSETS	$157,777,000	$141,408,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,518,000	$32,401,000
Note payable	1,014,000	—
Accrued liabilities	1,421,000	2,200,000
Accrued salaries and wages	2,673,000	3,396,000
Accrued workers’ compensation claims	1,983,000	2,042,000
Income tax payable	1,447,000	392,000
Line of credit	14,400,000	—
Deferred compensation	298,000	373,000
Deferred income	133,000	133,000
Other current liabilities	1,633,000	448,000
Current portion of capital lease obligations	1,674,000	1,711,000

Total current liabilities	55,194,000	43,096,000
Deferred income, less current portion	22,000	122,000
Deferred core revenue	4,320,000	2,927,000
Deferred gain on sale-leaseback	974,000	1,340,000
Other liabilities	315,000	265,000
Capitalized lease obligations, less current portion	1,850,000	2,565,000

Total liabilities	62,675,000	50,315,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 11,962,021 and 12,070,555 shares issued and outstanding at December 31, 2008 and March 31, 2008, respectively	120,000	121,000
Additional paid-in capital	92,395,000	92,663,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Shareholder note receivable	—	(682,000)
Accumulated other comprehensive (loss) income	(1,082,000)	360,000
Accumulated earnings (deficit)	1,790,000	(3,248,000)

Total shareholders’ equity	95,102,000	91,093,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,777,000	$141,408,000

The accompanying condensed notes to unaudited consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net sales	$104,944,000	$97,443,000	$35,802,000	$28,182,000
Cost of goods sold	71,428,000	71,509,000	25,672,000	20,694,000

Gross profit	33,516,000	25,934,000	10,130,000	7,488,000
Operating expenses:
General and administrative	14,634,000	15,034,000	5,460,000	5,520,000
Sales and marketing	3,911,000	2,551,000	1,555,000	824,000
Research and development	1,558,000	852,000	515,000	302,000
Impairment of goodwill	2,091,000	—	2,091,000	—

Total operating expenses	22,194,000	18,437,000	9,621,000	6,646,000

Operating income	11,322,000	7,497,000	509,000	842,000
Other expense (income):
Interest expense	3,188,000	4,494,000	1,204,000	1,292,000
Interest income	(19,000)	(50,000)	(1,000)	(35,000)

Income (loss) before income tax expense (benefit)	8,153,000	3,053,000	(694,000)	(415,000)
Income tax expense (benefit)	3,115,000	1,179,000	(380,000)	(232,000)

Net income (loss)	$5,038,000	$1,874,000	$(314,000)	$(183,000)

Basic net income (loss) per share	$0.42	$0.17	$(0.03)	$(0.02)

Diluted net income (loss) per share	$0.42	$0.16	$(0.03)	$(0.02)

Weighted average number of shares outstanding:
Basic	12,006,619	11,341,291	11,962,021	12,061,087

Diluted	12,101,685	11,724,168	11,962,021	12,061,087

The accompanying condensed notes to unaudited consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2008	2007
Cash flows from operating activities:
Net income	$5,038,000	$1,874,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	2,341,000	2,154,000
Impairment of goodwill	2,091,000	—
Amortization of intangible assets	224,000	—
Amortization of deferred gain on sale-leaseback	(390,000)	(389,000)
(Recovery of) provision for inventory reserves	(278,000)	699,000
Provision for (recovery of) customer payment discrepencies	751,000	(148,000)
Provision for doubtful accounts	224,000	264,000
Deferred income taxes	(1,053,000)	(469,000)
Share-based compensation expense	444,000	856,000
Impact of tax benefit on APIC pool	—	(153,000)
Loss on disposal of assets	—	45,000
Changes in current assets and liabilities:
Accounts receivable	(9,139,000)	(370,000)
Inventory	8,130,000	438,000
Inventory unreturned	(274,000)	(826,000)
Income tax receivable	—	1,668,000
Prepaid expenses and other current assets	564,000	572,000
Other assets	(30,000)	58,000
Accounts payable and accrued liabilities	(5,846,000)	(15,449,000)
Income tax payable	1,167,000	(224,000)
Deferred compensation	(75,000)	198,000
Deferred income	(100,000)	(100,000)
Deferred core revenue	1,392,000	1,071,000
Long-term accounts receivable	767,000	—
Long-term core inventory	(10,759,000)	(3,371,000)
Long-term core inventory deposits	(1,183,000)	(661,000)
Other current liabilities	1,321,000	365,000

Net cash used in operating activities	(4,673,000)	(11,898,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(1,805,000)	(1,357,000)
Purchase of businesses	(7,170,000)	—
Change in short term investments	(55,000)	(140,000)

Net cash used in investing activities	(9,030,000)	(1,497,000)
Cash flows from financing activities:
Borrowings under line of credit	39,010,000	30,700,000
Repayments under line of credit	(24,610,000)	(53,500,000)
Payments on capital lease obligations	(1,366,000)	(1,224,000)
Exercise of stock options	—	187,000
Excess tax benefit from employee stock options exercised	—	115,000
Proceeds from issuance of common stock and warrants	—	40,133,000
Stock issuance costs	—	(3,156,000)
Impact of tax benefit on APIC pool	—	153,000

Net cash provided by financing activities	13,034,000	13,408,000
Effect of exchange rate changes on cash	(388,000)	102,000

Net (decrease) increase in cash and cash equivalents	(1,057,000)	115,000
Cash and cash equivalents — Beginning of period	1,935,000	349,000

Cash and cash equivalents — End of period	$878,000	$464,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,053,000	$4,458,000
Income taxes	2,543,000	(381,000)
Non-cash investing and financing activities:
Property acquired under capital lease	$357,000	$644,000
Holdback on purchase of businesses	800,000	—
Note payable on purchase of business	1,014,000	—
Retirement of common stock in satisfaction of shareholder note receivable	682,000	—
The accompanying condensed notes to unaudited consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2008 and 2007
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 31, 2008 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2009. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2008, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2008.
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
The Company obtains used alternators and starters, commonly known as Used Cores, primarily from its customers (retailers) as trade-ins. It also purchases Used Cores from vendors (core brokers). The retailers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the retailer upon return to the Company. These Used Cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Singapore and Malaysia. In addition, the Company utilizes third party warehouse distribution centers in Edison, New Jersey and Springfield, Oregon.
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
In October 2008, the Company established a wholly owned subsidiary incorporated in Canada, Motorcar Parts of Canada, Inc. This new subsidiary is expected to provide sales and marketing services to the Company. Currently, this subsidiary does not have assets or results of operations.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
On August 22, 2008, the Company completed the acquisition of certain assets of Suncoast Automotive Products, Inc. (“SCP”), specifically its operation which produced new and remanufactured alternators and starters for the automotive, industrial and heavy duty aftermarkets. These products were sold under the SCP brand name. The acquisition was consummated pursuant to a signed asset purchase agreement, dated August 13, 2008.
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

The note payable to SCP of $1,293,000 bears interest at prime plus 1% and is payable in monthly installments of $100,000 beginning in October 2008. During the nine months ended December 31, 2008, principal and interest of $279,000 and $21,000, respectively, was paid on the note payable to SCP.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The results of operations of certain assets acquired from AIM and SCP are included in the Consolidated Statement of Income from their respective acquisition dates.
3. Goodwill and Intangible Assets
The Company accounts for goodwill under the guidance set forth in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. In addition, the Company identified a single reporting unit (the Company itself) in accordance with SFAS No. 142, as it had not identified any components of the Company beneath the one operating segment described in Note 1.
The Company’s market capitalization in the third quarter of fiscal 2009 decreased significantly, which represented a possible triggering event for potential goodwill impairment. Accordingly, the Company performed an interim goodwill impairment test in accordance with SFAS No. 142.
The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value. The Company determines the fair value of the reporting unit based on a weighting of: (1) a market capitalization approach applying a control premium (2) a discounted cash flow analysis; and (3) a market approach using market multiples and comparable transaction data for guideline companies. The evaluation of goodwill requires the Company to use significant judgments and estimates, including but not limited to updated projected future revenues, cash flows, and discount rates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and therefore the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.
Based on this interim assessment, management concluded that, as of December 31, 2008, the carrying value of its reporting unit exceeded its fair value under step one of the test and proceeded to step two. Under step two, the Company determined that goodwill was fully impaired as the carrying value of $2,091,000 exceeded the implied fair value of zero, and therefore recorded a pre-tax, non-cash goodwill impairment charge of $2,091,000 ($1,255,000 after tax or $0.11 per diluted share) as disclosed in the Consolidated Statements of Income. After recording the impairment charge, the Company had no goodwill remaining on its Consolidated Balance Sheet as of December 31, 2008.
The Company’s intangible assets other than goodwill are finite-lived and amortized on a straight-line basis over their respective useful lives and are analyzed for impairment under the guidance set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) when and if indicators of impairment exist. The following is a summary of the Company’s intangible assets as of December 31, 2008, which resulted from the acquisitions of AIM and SCP during the nine-month period. The Company had no goodwill or intangible assets at March 31, 2008.

		December 31, 2008		March 31, 2008
	Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	5 - 7 years	$327,000	$27,000	$—	$—
Customer relationships	7 years	2,551,000	186,000	—	—
Non-compete agreements	5 years	112,000	11,000	—	—

Total		$2,990,000	$224,000	$—	$—

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Amortization expense related to intangible assets was $224,000 and $132,000 during the nine and three months ended December 31, 2008, respectively. The aggregate estimated amortization expense for intangible assets is as follows:

Year ending March 31,
2009 — remaining three months	$110,000
2010	440,000
2011	440,000
2012	440,000
2013	440,000
Thereafter	896,000

Total	$2,766,000

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
Accounts receivable — net is comprised of the following:

	December 31, 2008	March 31, 2008
Accounts receivable — trade	$39,825,000	$25,740,000
Allowance for bad debts	(242,000)	(18,000)
Customer allowances earned	(4,350,000)	(2,178,000)
Customer payment discrepancies	(731,000)	(492,000)
Customer finished goods returns accruals	(9,627,000)	(7,977,000)
Customer core returns accruals	(14,238,000)	(12,286,000)

Less: total accounts receivable offset accounts	(29,188,000)	(22,951,000)

Total accounts receivable — net	$10,637,000	$2,789,000

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
Change in the Company’s warranty return accrual is as follows:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Balance at beginning of period	$(2,824,000)	$(3,455,000)	$(3,109,000)	$(1,883,000)
Charged to expenses	24,588,000	20,211,000	8,168,000	6,482,000
Amounts processed	(24,251,000)	(22,683,000)	(8,116,000)	(7,382,000)

Balance at end of period	$(3,161,000)	$(983,000)	$(3,161,000)	$(983,000)

5. Inventory
Inventory includes non-core inventory, inventory unreturned, long-term core inventory, long-term core inventory deposit and is

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
comprised of the following:

	December 31,	March 31,
	2008	2008
Non-core inventory
Raw materials	$9,155,000	$11,406,000
Work-in-process	92,000	155,000
Finished goods	18,975,000	23,206,000

	28,222,000	34,767,000
Less allowance for excess and obsolete inventory	(1,459,000)	(2,060,000)

Total	$26,763,000	$32,707,000

Inventory unreturned	$4,398,000	$4,124,000

Long-term core inventory
Used cores held at company’s facilities	$16,583,000	$12,630,000
Used cores expected to be returned by customers	2,917,000	2,255,000
Remanufactured cores held in finished goods	16,401,000	15,407,000
Remanufactured cores held at customers locations	28,380,000	21,218,000

	64,281,000	51,510,000
Less allowance for excess and obsolete inventory	(411,000)	(702,000)

Total	$63,870,000	$50,808,000

Long-term core inventory deposit	$23,660,000	$22,477,000

6. Major Customers
The Company’s five largest customers accounted for the following total percentage of net sales and accounts receivable:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
Sales	2008	2007	2008	2007
Customer A	50%	52%	53%	52%
Customer B	11%	7%	10%	5%
Customer C	9%	10%	6%	9%
Customer D	12%	12%	13%	13%
Customer E	10%	12%	10%	16%

Accounts Receivable	December 31, 2008	March 31, 2008
Customer A	18%	19%
Customer B	22%	24%
Customer C	23%	31%
Customer D	26%	5%
Customer E	6%	11%
For the nine and three months ended December 31, 2008 and 2007, one supplier provided approximately 21% of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s raw materials purchases for the nine and three months ended December 31, 2008 or 2007.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
In February 2009, the Company entered into a fourth amendment to the Credit Agreement with its bank. This amendment extended the expiration of the credit facility to April 15, 2010. Among other things, this amendment also increased the fee payable by the Company to its bank by 0.125% per annum on the unutilized amount of the Revolving Loan and increased the applicable margin rate of the Revolving Loan. The applicable margin rate, which ranges from 1.0% per year to 2.5% per year, is determined based on the Company’s leverage ratio as of the end of each fiscal quarter.
The bank holds a security interest in substantially all of the Company’s assets. At December 31, 2008, the balance of the Revolving Loan was $14,400,000. There was no outstanding balance on the Revolving Loan at March 31, 2008. Additionally, the Company had reserved $3,001,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance as of December 31, 2008. As of December 31, 2008, $22,599,000 was available under the Revolving Loan.
The Credit Agreement, among other things, continues to require the Company to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it is an event of default under the Credit Agreement if Selwyn Joffe is no longer the Company’s CEO.
The Company was in compliance with all financial covenants under the Credit Agreement as of December 31, 2008.
Under two separate agreements executed with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The Company has an arrangement with one additional customer under which that customer’s receivables may also be sold at a discount. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $55,773,000 and $66,617,000 for the nine months ended December 31, 2008 and 2007, respectively, by an average of 315 days and 283 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the nine months ended December 31, 2008 and 2007 was 4.8% and 6.9%, respectively. The amount of the discount on these receivables, $2,318,000 and $3,584,000 for the nine months ended December 31, 2008 and 2007, respectively, was recorded as interest expense. In May 2008, one of these customers suspended the use of its receivable discount program, but has advised the Company that it may be in a position to re-open the use of this program sometime in the future.
8. Stock Options and Share-Based Payments
The Company adopted FAS No. 123(R), effective April 1, 2006, using the modified prospective adoption method. The Company did not modify the terms of any previously granted options in anticipation of the adoption of FAS No. 123(R). The Company recognized stock-based compensation expense of $444,000 and $856,000 for the nine months ended December 31, 2008 and 2007, respectively. The Company granted 59,000 and 58,000 stock options during the nine months ended December 30, 2008 and 2007, respectively.
At December 31, 2008, there was $187,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to unvested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 0.7 years.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
9. Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.
The following presents a reconciliation of basic and diluted net income (loss) per share.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$5,038,000	$1,874,000	$(314,000)	$(183,000)

Basic shares	12,006,619	11,341,291	11,962,021	12,061,087
Effect of dilutive stock options and warrants	95,067	382,877	—	—

Diluted shares	12,101,685	11,724,168	11,962,021	12,061,087

Net income (loss) per share:
Basic	$0.42	$0.17	$(0.03)	$(0.02)

Diluted	$0.42	$0.16	$(0.03)	$(0.02)

The effect of dilutive options and warrants excludes 1,247,566 options and 546,283 warrants with exercise prices ranging from $6.11 to $15.00 per share for the nine months ended December 31, 2008. For the three months ended December 31, 2008, the effect of dilutive options and warrants excludes 1,626,416 options and 546,283 warrants with exercise prices ranging from $1.10 to $15.00 per share. The effect of dilutive options and warrants excludes 169,875 options and 546,283 warrants with exercise prices ranging from $12.00 to $18.38 per share for the nine months ended December 31, 2007. For the three months ended December 31, 2007, the effect of dilutive options and warrants excludes 1,485,832 options and 546,283 warrants with exercise prices ranging from $1.10 to $18.38 per share — all of which were anti-dilutive.
10. Comprehensive Income (Loss)
SFAS No. 130, Reporting Comprehensive Income (“SFAS No. 130”) established standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income (loss) consists of net income, unrealized gain (loss) on short-term investments and foreign currency translation adjustments.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income (loss)	$5,038,000	$1,874,000	$(314,000)	$(183,000)
Unrealized (loss) gain on short-term investments	(78,000)	56,000	(45,000)	21,000
Foreign currency translation	(1,364,000)	160,000	(1,485,000)	73,000

Comprehensive net income (loss)	$3,596,000	$2,090,000	$(1,844,000)	$(89,000)

11. Income Taxes
Income tax expenses for the nine months ended December 31, 2008 and 2007 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. For the three months ended December 31, 2008, the Company recognized income tax benefit primarily as a result of goodwill impairment recognized at income tax rates not offset by lower statutory tax rates in foreign taxing jurisdictions. For the three months ended December 31, 2007, the Company recognized income tax benefit as a result of utilization of its fiscal 2007 net operating loss carryforward. At March 31, 2008, the Company no longer had any federal net operating loss carryforward. As a result, the

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Company’s cash flow will be impacted by its future tax payments.
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
In June 2006, the Company entered into a Settlement Agreement and Mutual Release with Mr. Marks pursuant to which Mr. Marks agreed to pay the Company $682,000 as partial reimbursement of the legal fees and costs the Company had advanced in fiscal 2006 and 2005 pursuant its pre-existing indemnification agreements with Mr. Marks in connection with the investigations by the SEC and United States Attorney’s Office. In June 2006, the Company recorded a shareholder note receivable for the $682,000 Mr. Marks owed the Company. Mr. Marks pledged shares of the Company’s common stock to secure payment of the note. On July 22, 2008, the Company retired 108,534 shares of its common stock which had been pledged by Mr. Marks in satisfaction of the $682,000 shareholder note receivable plus interest accrued from January 15, 2008 through July 22, 2008, and the remaining shares pledged as collateral were released to Mr. Marks.
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
14. New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in accordance with GAAP and expands disclosures about

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
fair value measurement. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a FASB Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 on April 1, 2008 did not have an impact on the Company’s financial position, results of operations or cash flows.
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
The following table summarizes the valuation of the Company’s short-term investments, deferred compensation and financial instruments by the above SFAS No. 157 categories as of December 31, 2008:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	December 31, 2008	Level 1	Level 2	Level 3
Assets
Short-term investments	$298,000	$298,000	—	—

Liabilities
Deferred compensation	298,000	298,000	—	—
Forward foreign currency exchange contracts	1,559,000	—	$1,559,000	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the nine and three months ended December 31, 2008, an increase of $1,704,000 and $1,347,000, respectively, in general and administrative expenses was recorded due to the change in the value of foreign exchange contracts.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles (“SFAS No. 162”). SFAS No. 162, which became effective November 15, 2008, outlines the order of authority for the sources of accounting principles. The adoption of SFAS No. 162 did not have any impact on the Company’s consolidated financial statements and required disclosures.

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
Management Overview
We remanufacture alternators and starters for imported and domestic cars and light trucks and heavy duty applications, and distribute them throughout the United States and Canada. We sell to most of the largest auto parts retail chains and customers in the United States and Canada and to a major U.S. automobile manufacturer. We also distribute our products via a reseller in the Middle East, Africa and Japan. Growth of the after-market for remanufactured alternators and starters is driven by replacement rates. We believe that replacement rates generally increase with increases in miles driven and the age of registered vehicles. Vehicles eight years old or older have replacement rates for alternators and starters that are significantly higher than vehicles that are less than eight years old. Our business has focused on the do-it-yourself market, customers who buy remanufactured alternators and starters at an auto parts retail store and install the parts themselves as well as the do-it-for-me market, also known as the professional installer market.
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
On August 22, 2008, we completed the acquisition of certain assets of Suncoast Automotive Products, Inc. (“SCP”), specifically its operation which produced new and remanufactured alternators and starters for the automotive, industrial and heavy duty aftermarkets. These products were sold under the SCP brand name. We believe the acquisition of SCP enhances our market share in North America.
Results of Operations for the Three Months Ended December 31, 2008 and 2007
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	December 31,
	2008	2007
Gross profit percentage	28.3%	26.6%
Cash flow provided by operations	$5,898,000	$3,862,000
Finished goods turnover (annualized) (1)	5.1	4.6
Annualized return on equity (2)	(1.4)%	(1.5)%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values, for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	December 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	71.7	73.4

Gross profit	28.3	26.6
Operating expenses:
General and administrative	15.3	19.6
Sales and marketing	4.3	2.9
Research and development	1.4	1.1
Impairment of goodwill	5.8	—

Operating income	1.5	3.0
Interest expense — net of interest income	3.4	4.5
Income tax expense (benefit)	(1.1)	(0.8)

Net loss	(0.8)	(0.7)

Net Sales. Net sales for the three months ended December 31, 2008 increased by $7,620,000, or 27%, to $35,802,000 compared to net sales for the three months ended December 31, 2007 of $28,182,000. This increase was primarily due to higher sales to our existing customers, and to a lesser extent, sales to new customers resulting from our acquisitions.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the three months ended December 31, 2008 to 71.7% from 73.4% for the three months ended December 31, 2007, resulting in a corresponding increase in our gross profit of 1.7% to 28.3% for the three months ended December 31, 2008 from 26.6% for the three months ended December 31, 2007. The increase in the gross profit percentage, as compared to the three months ended December 31, 2007, was primarily due to (i) the lower per unit manufacturing costs resulting from the transition of a majority of remanufacturing operations from the United States to our Mexico and Malaysia facilities, and (ii) the recording of an additional customs duties accrual of $245,000 during the three months ended December, 31, 2007. This increase in gross profit was partially offset by a reduction in scrap metal prices that resulted in less revenue for our scrap metal compared to the three months ended December 31, 2007.
General and Administrative. Our general and administrative expenses for the three months ended December 31, 2008 were $5,460,000, which represents a decrease of $60,000, or 1.1%, from general and administrative expenses for the three months ended December 31, 2007 of $5,520,000. This decrease in general and administrative expenses during the three months ended December 31, 2008 was partially offset by a net increase of $1,252,000 of expense recorded due to the changes in the value of foreign exchange contracts. The decrease in general and administrative expenses was primarily due to the following: (i) a decrease in our discretionary

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
incentive compensation of $83,000, (ii) a decrease in audit and other professional services fees of $368,000, (iii) a decrease in compensation expense of $102,000, which resulted from the closure of our administrative offices during the December 2008 year-end holiday period, (iv) a decrease in stock-based compensation of $208,000, (v) a decrease in expenses related to the listing of our common stock on NASDAQ of $91,000, (vi) a decrease in bad debt expense of $111,000, (vii) a decrease in severance and other related expenses of $102,000, and (viii) a decrease in expenses related to the closure and sub-lease of our warehouse facility in Nashville, TN, of $109,000.
Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2008 increased $731,000, or 88.7%, to $1,555,000 from $824,000 for the three months ended December 31, 2007. This increase was due primarily to the addition of employees which resulted from our acquisition of AIM, increased trade show and advertising expenses, an increase in travel related expenses, and an increase in consulting fees.
Research and Development. Our research and development expenses increased by $213,000, or 70.5%, to $515,000 for the three months ended December 31, 2008 from $302,000 for the three months ended December 31, 2007. The increase was primarily related to an increase in compensation, consulting fees and travel related expenses in connection with our continued heavy duty aftermarket initiative related to alternators and starters.
Impairment of Goodwill. Our market capitalization in the third quarter of fiscal 2009 decreased significantly, which represented a possible triggering event for potential goodwill impairment. Accordingly, we performed an interim goodwill impairment test using the two-step method in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Based on this interim assessment, we concluded that goodwill impairment existed in an amount equal to the carrying value of $2,091,000 and recorded a non-cash pre-tax impairment charge of $2,091,000 for the three months ended December 31, 2008. See Note 3 in the Notes to Consolidated Financial Statements for further details.
Interest Expense. Our interest expense, net of interest income, for the three months ended December 31, 2008 was $1,203,000. This represents a decrease of $54,000, or 4.3%, over interest expense, net of interest income, of $1,257,000 for the three months ended December 31, 2007. This decrease was primarily attributable to a lower balance of receivables being factored during the three months ended December 31, 2008 compared to the three months ended December 31, 2007. The decrease in interest expense, net of interest income, was partially offset by an increase in interest expense on our line of credit due to higher average outstanding balances during the three months ended December 31, 2008 compared to the three months ended December 31, 2007.
Income Tax. For the three months ended December 31, 2008 and 2007, we recognized income tax benefit of $380,000 and $232,000, respectively. The income tax benefit recorded for the three months ended December 31, 2008, primarily reflects the income tax effect of goodwill impairment at income tax rates not offset by lower statutory tax rates in foreign taxing jurisdictions. For the three months ended December 31, 2007, we recognized income tax benefit as a result of utilization of our fiscal 2007 net operating loss carryforward. At March 31, 2008, we no longer had any federal net operating loss carryforwards.
Results of Operations for the Nine Months Ended December 31, 2008 and 2007
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Nine Months Ended
	December 31,
	2008	2007
Gross profit percentage	31.9%	26.6%
Cash flow used in operations	$(4,673,000)	$(11,898,000)
Finished goods turnover (annualized) (1)	4.5	4.8
Annualized return on equity (2)	7.4%	5.2%

(1)	Annualized finished goods turnover for the nine months ended December 31, 2008 and 2007 is calculated by multiplying cost of sales for each nine month period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values, for each nine month period. We believe this provides a useful measure of our ability to turn production into revenues.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

(2)	Annualized return on equity is computed as net income for the nine months ended December 31, 2008 and 2007 multiplied by 1.33 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Nine Months Ended
	December 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of goods sold	68.1	73.4

Gross profit	31.9	26.6
Operating expenses:
General and administrative	13.9	15.4
Sales and marketing	3.7	2.6
Research and development	1.5	0.9
Impairment of goodwill	2.0	—

Operating income	10.8	7.7
Interest expense — net of interest income	3.0	4.6
Income tax expense	3.0	1.2

Net income	4.8	1.9

Net Sales. Net sales for the nine months ended December 31, 2008 increased by $7,501,000, or 7.7%, to $104,944,000 compared to net sales for the nine months ended December 31, 2007 of $97,443,000. This increase was primarily due to higher net sales to our existing customers and sales to new customers resulting from both our acquisitions and sales efforts.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the nine months ended December 31, 2008 to 68.1% from 73.4% for the nine months ended December 31, 2007, resulting in a corresponding increase in our gross profit of 5.3% to 31.9% for the nine months ended December 31, 2008 from 26.6% for the nine months ended December 31, 2007. The increase in the gross profit percentage, as compared to the nine months ended December 31, 2007, was primarily due to (i) the lower per unit manufacturing costs resulting from the transition of a majority of remanufacturing operations from the United States to our Mexico and Malaysia facilities, and (ii) the reversal of a $1,307,000 accrual related to the customs duties claims during the nine months ended December 31, 2008, for which the accrual was initially recorded during the nine months ended December 31, 2007.
General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2008 were $14,634,000, which represents a decrease of $400,000, or 2.7%, from general and administrative expenses for the nine months ended December 31, 2007 of $15,034,000. The decrease in general and administrative expenses was primarily due to the following: (i) $1,260,000 of decreased audit and other professional services fees, (ii) $526,000 of decreased severance and other related expenses, and (iii) $412,000 of decreased stock-based compensation. These decreases in general and administrative expenses were partially offset by a net increase of $1,675,000 of expense recorded due to the changes in the value of foreign exchange contracts during the nine months ended December 31, 2008.
Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2008 increased $1,360,000, or 53.3%, to $3,911,000 from $2,551,000 for the nine months ended December 31, 2007. This increase was due primarily to the addition of employees which resulted from our acquisition of AIM, increased trade show and advertising expenses, an increase in travel related expenses, and an increase in consulting fees.
Research and Development. Our research and development expenses increased by $706,000, or 82.9%, to $1,558,000 for the nine months ended December 31, 2008 from $852,000 for the nine months ended December 31, 2007. The increase was primarily related to an increase in compensation, consulting fees and travel related expenses in connection with our continued heavy duty aftermarket initiative related to alternators and starters.
Impairment of Goodwill. Our market capitalization in the third quarter of fiscal 2009 decreased significantly, which represented a possible triggering event for potential goodwill impairment. Accordingly, we performed an interim goodwill impairment test using the two-step method in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. Based on this interim assessment, we

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
concluded that goodwill impairment existed in an amount equal to the carrying value of $2,091,000 and recorded a non-cash pre-tax impairment charge of $2,091,000 for the nine months ended December 31, 2008. See Note 3 in the Notes to Consolidated Financial Statements for further details.
Interest Expense. Our interest expense, net of interest income, for the nine months ended December 31, 2008 was $3,169,000. This represents a decrease of $1,275,000, or 28.7%, over interest expense, net of interest income, of $4,444,000 for the nine months ended December 31, 2007. This decrease was primarily attributable to a lower balance of receivables being factored during the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007.
Income Tax. For the nine months ended December 31, 2008 and 2007, we recognized income tax expense of $3,115,000 and $1,179,000, respectively. Income tax expenses for the nine months ended December 31, 2008 and 2007 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which, except for the impact of the goodwill impairment charge, were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. At March 31, 2008, we no longer had any federal net operating loss carryforwards.
Liquidity and Capital Resources
Overview
At December 31, 2008, we had negative working capital of $5,175,000, a ratio of current assets to current liabilities of 0.91:1, and cash of $878,000, compared to working capital of $6,097,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,935,000 at March 31, 2008. The change in working capital from March 31, 2008 is primarily the result of increased short-term borrowings under our line of credit, which were primarily used to acquire certain assets of AIM and SCP, to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable, which was partially offset by decreased inventory due to higher net sales.
We have primarily financed our operations through the use of our Revolving Loan and the receivable discount programs we have with certain of our customers. In May 2008, one of these customers suspended the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will be re-instated or that a similar program with another customer will be established or continued.
We believe amounts available under our Credit Agreement and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next twelve months.
Cash Flows
Net cash used in operating activities was $4,673,000 for the nine months ended December 31, 2008 compared to $11,898,000 for the nine months ended December 31, 2007. The most significant changes in operating activities for the nine months ended December 31, 2008 compared to the nine months ended December 31, 2007 were (i) an increase in net income attributable in part to the following: (x) higher net sales to our existing and new customers; (y) a reduction in costs resulting from the shift of remanufacturing operations to our Mexican and Malaysian facilities; and (z) the reversal of the customs duties accrual during the nine months ended December 31, 2008, for which the accrual was originally recorded during the nine months ended December 31, 2007; (ii) the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable; and (iii) a less significant reduction in our accounts payable and accrued liabilities for the nine months ended December 31, 2008 as compared to the nine months ended December 31, 2007, as the proceeds from our private placement were used to pay down accounts payable balances of $15,449,000 during the nine months ended December 31, 2007.
Additionally, as of March 31, 2008, we had no remaining net operating loss carry forwards. As net operating loss carry forwards for tax purposes are no longer available, we anticipate that our future cash flow will be impacted by our future tax payments.
Net cash used in investing activities was $9,030,000 and $1,497,000 during the nine months ended December 31, 2008 and 2007, respectively. The change primarily resulted from the acquisition of certain assets of AIM of $4,664,000, less the $500,000 holdback, the acquisition of certain assets of SCP of $4,320,000, less the $300,000 holdback and $1,014,000 note payable to SCP related to the acquisition. In addition, our capital expenditures for the nine months ended December 31, 2008 of $1,805,000 primarily related to IT equipment and improvements at our Torrance, California and offshore facilities. For the nine months ended December 31, 2007, we incurred capital expenditures of $1,357,000, which primarily were related to our Mexican production facility.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Net cash provided by financing activities was $13,034,000, and $13,408,000, during the nine months ended December 31, 2008 and 2007, respectively. During the nine months ended December 31, 2008, we borrowed amounts under our line of credit to finance the acquisitions, to pay down our accounts payable balances, and to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable. In May 2007, we completed a private placement of our common stock and warrants, which was substantially used to pay down borrowings under the line of credit and accounts payable balances.
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
In February 2009, we entered into a fourth amendment to the Credit Agreement with our bank. This amendment extended the expiration of the credit facility to April 15, 2010. Among other things, this amendment also increased the fee payable by us to our bank by 0.125% per annum on the unutilized amount of Revolving Loan and increased the applicable margin rate of the Revolving Loan.
The bank holds a security interest in substantially all of our assets. At December 31, 2008, the balance of the Revolving Loan was $14,400,000. There was no outstanding balance on the Revolving Loan at March 31, 2008. Additionally, we had reserved $3,001,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance as of December 31, 2008. As of December 31, 2008, $22,599,000 was available under the Revolving Loan.
The Credit Agreement (as amended), among other things, continues to require us to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and includes a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it is an event of default under the Credit Agreement if Selwyn Joffe is no longer our CEO.
We were in compliance with all financial covenants under the Credit Agreement as of December 31, 2008.
Borrowings under the Revolving Loan bear interest at either the bank’s reference rate or London Interbank Offered Rate (“LIBOR”) as selected by us for the applicable interest period plus, in each case, an applicable margin which is determined quarterly on a prospective basis as below:

Leverage Ratio as of the End of the Fiscal Quarter
Greater Than or
Base Interest Rate Selected by us	Equal to 1.50 to 1.00	Less Than 1.50 to 1.00
Bank’s Reference Rate, plus	1.25% per year	1.0% per year
Bank’s LIBOR Rate, plus	2.5% per year	2.25% per year
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The discount under this program averaged 4.8% during the nine months ended December 31, 2008 and has allowed us to accelerate collection of receivables aggregating $55,773,000 by an average of 315 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest costs of $2,318,000 during the nine months ended December 31, 2008. These interest costs would increase if interest rates rise, if utilization of these discounting arrangements expands and if the discount period is extended to reflect more favorable payment terms to customers.
In May 2008, one of these customers suspended the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will be re-instated or that a similar program with another customer will be established or continued.
Off-Balance Sheet Arrangements
At December 31, 2008, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Capital Expenditures and Commitments
Capital Expenditures
Our capital expenditures were $2,162,000 for the nine months ended December 31, 2008, including the capital expenditures acquired under capital leases. A significant portion of these expenditures relate to IT equipment and improvements at our Torrance, California and offshore facilities. We expect our fiscal 2009 capital expenditure to be in the range of $2.5 million to $3.5 million. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
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
In June 2006, we entered into a Settlement Agreement and Mutual Release with Mr. Marks pursuant to which Mr. Marks agreed to pay us $682,000 as partial reimbursement of the legal fees and costs we had advanced in fiscal 2006 and 2005 pursuant our pre-existing indemnification agreements with Mr. Marks in connection with the investigations by the SEC and United States Attorney’s Office. In June 2006, we recorded a shareholder note receivable for the $682,000 Mr. Marks owed us. Mr. Marks pledged shares of our common stock to secure payment of the note. On July 22, 2008, we retired 108,534 shares of our common stock which had been pledged by Mr. Marks in satisfaction of the $682,000 shareholder note receivable plus interest accrued from January 15, 2008 through July 22, 2008, and the remaining shares pledged as collateral were released to Mr. Marks.
We are subject to various lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.
Related Party Transactions
Our related party transactions primarily consist of employment and director agreements and stock option agreements.
During the nine months ended December 31, 2008, we paid Houlihan Lokey Howard & Zukin Capital, Inc. a $108,000 retainer for services and reimbursement of other out-of-pocket expenses. Scott J. Adelson, a member of our Board of Directors, is a Senior Managing Director for Houlihan Lokey Howard & Zukin Capital, Inc.
Except as noted above and in the Litigation discussion above, our related party transactions have not changed since March 31, 2008.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2008, except as discussed below.
Goodwill
We account for goodwill under the guidance set forth in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. We evaluate goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. In addition, we identified a single reporting unit (the Company itself) in accordance with SFAS No. 142, as we had not identified any components of the Company beneath the one operating segment described in Note 1 in the Notes to Consolidated Financial Statements.
Our market capitalization in the third quarter of fiscal 2009 decreased significantly, which represented a possible triggering event for potential goodwill impairment. Accordingly, we performed an interim goodwill impairment test in accordance with SFAS No. 142.
The goodwill impairment test is a two-step impairment test. In the first step, we compare the fair value of the reporting unit to its carrying value. We determine the fair value of the reporting unit based on a weighting of: (1) a market capitalization approach applying a control premium, (2) a discounted cash flow analysis; and (3) a market approach using market multiples and comparable transaction data for guideline companies. The evaluation of goodwill requires us to use significant judgments and estimates, including but not limited to updated projected future revenues, cash flows, and discount rates. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and therefore we are not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then we must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.
Based on this interim assessment, we concluded that, as of December 31, 2008, the carrying value of our reporting unit exceeded its fair value under step one of the test and proceeded to step two. Under step two, we determined that goodwill was fully impaired as the carrying value of $2,091,000 exceeded the implied fair value of zero, and therefore recorded a pre-tax, non-cash goodwill impairment charge of $2,091,000 ($1,255,000 after tax or $0.11 per diluted share) as disclosed in the Consolidated Statements of Income. After recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of December 31, 2008.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a FASB Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 on April 1, 2008 did not have an impact on our financial position, results of operations or cash flows.
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
The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 categories as of December 31, 2008:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	December 31, 2008	Level 1	Level 2	Level 3
Assets
Short-term investments	$298,000	$298,000	—	—

Liabilities
Deferred compensation	298,000	298,000	—	—
Forward foreign currency exchange contracts	1,559,000	—	$1,559,000	—
Our short-term investments, which fund our deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the nine and three months ended December 31, 2008, an increase of $1,704,000 and $1,347,000, respectively, in general and administrative expenses was recorded due to the change in the value of foreign exchange contracts.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Principles (“SFAS No. 162”). SFAS No. 162, which became effective November 15, 2008, outlines the order of authority for the sources of accounting principles. The adoption of SFAS No. 162 did not have any impact on our consolidated financial statements and required disclosures.
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

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Limitation on Payment of Dividends—The Credit Agreement prohibits the declaration or payment of any dividends other than dividends payable in our capital stock.
Item 5. Other Information
On February 3, 2009, we entered into a Fourth Amendment, dated as of January 30, 2009, to our Credit Agreement with Union Bank, N.A. (the “Bank”) and a related revolving note (the “Revolving Note”). The Fourth Amendment, among other things, extends the term of the Credit Agreement from October 1, 2009 to April 15, 2010. The Fourth Amendment also provides that the unused fee payable by us to the Bank on the last business day of each fiscal quarter in connection with the Credit Agreement shall increase by an amount equal to one-eighth of one percent per annum of the unutilized amount of the Revolving Note. Borrowings under the Revolving Note shall bear interest at either the Bank’s reference rate or LIBOR rate as selected by us for the applicable interest period plus, in each case, an applicable margin which is determined quarterly on a prospective basis as set forth below:

Leverage Ratio as of the End of the Fiscal Quarter
Greater Than or
Base Interest Rate Selected by us	Equal to 1.50 to 1.00	Less Than 1.50 to 1.00
Bank’s Reference Rate, plus	1.25% per year[1]	1.0% per year[2]
Bank’s LIBOR Rate, plus	2.5% per year[3]	2.25% per year[4]

[1]	Previously was 0.0% per year.

[2]	Previously was -0.25% per year.

[3]	Previously was 2.0% per year.

[4]	Previously was 1.75% per year.
A copy of the Fourth Amendment and the Revolving Note are attached to hereto as Exhibits 10.2 and 10.3, respectively, and incorporated herein by reference.
Effective February 3, 2009, our Board of Directors (the “Board”) appointed Jeff Mirvis as one of our directors.
Mr. Mirvis, 45, is currently the chief executive officer of MTG Industries, a privately held apparel company based in Los Angeles. As chief executive officer of MTG Industries, Mr. Mirvis successfully moved all production and sourcing to Asia. During his nine-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MTG Industries in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the bank’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He currently serves as treasurer and a board member of Wildwood School in Los Angeles, and has been a member of the board of the Jewish Federation in Los Angeles.
At this time, the Board has not named Mr. Mirvis to any committees of the Board, and currently does not expect to name Mr. Mirvis to any committees of the Board.
Pursuant to the terms of our 2004 Non-Employee Director Stock Option Plan, Mr. Mirvis was granted an option to purchase 25,000 shares of our common stock at an exercise price of $4.60 upon his appointment to the Board on February 3, 2009. One-third of the option is immediately exercisable, one-third of the option becomes exercisable on February 3, 2010, and one-third of the option becomes exercisable on February 3, 2011, assuming Mr. Mirvis remains a member of the Board on such anniversary dates. Mr. Mirvis will also receive fees consistent with those fees received by the existing non-employee directors for his services as a director.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Item 6. Exhibits.
(a) Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES

Number	Description of Exhibit	Method of Filing

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.2	Fourth Amendment to Amended and Restated Credit Agreement, dated as of January 30, 2009, between the Company and Union Bank, N.A.	Filed herewith.

10.3	Revolving Note, dated as of January 30, 2009, executed by the Company in favor of Union Bank, N.A.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: February 9, 2009	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2009	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer