Form 10-K
period 2009-03-31
MOTORCAR PARTS  AMERICA INC
filed 2009-06-15
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2009
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
Registrant’s telephone number, including area code: (310) 212-7910
Securities registered pursuant to Section 12(b) of the Act: common stock, $0.01 par value per share
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 30, 2008, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $63,627,607 based on the closing sale price as reported on the NASDAQ Global Market.
There were 11,962,021 shares of common stock outstanding as of June 8, 2009.
DOCUMENTS INCORPORATED BY REFERENCE:
In accordance with General Instruction G(3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2009 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2009.

MOTORCAR PARTS OF AMERICA, INC.
GLOSSARY
The following terms are frequently used in the text of this report and have the meanings indicated below.
“Used Core” — An alternator or starter which has been used in the operation of a vehicle. Generally, the Used Core is an original equipment (“OE”) alternator or starter installed by the vehicle manufacturer and subsequently removed for replacement. Used Cores contain salvageable parts which are an important raw material in the remanufacturing process. We obtain most Used Cores by providing credits to our customers for Used Cores returned to us under our core exchange program. Our customers receive these Used Cores from consumers who deliver a Used Core to obtain credit from our customers upon the purchase of a newly remanufactured alternator or starter. When sufficient Used Cores cannot be obtained from our customers, we will purchase Used Cores from core brokers, who are in the business of buying and selling Used Cores. The Used Cores purchased from core brokers or returned to us by our customers under the core exchange program, and which have been physically received by us, are part of our raw material or work in process inventory included in long-term core inventory.
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
PART I
Item 1. Business
General
We remanufacture alternators and starters for imported and domestic cars and light trucks in addition to heavy duty, agricultural and industrial applications and distribute them predominantly throughout the United States and Canada. Our business for heavy duty, agricultural and industrial applications is in its early stages and does not represent a significant portion of our business. Our line of light duty alternators and starters are sold to most of the largest auto parts retail chains in the United States and Canada, including AutoZone, Pep Boys, and O’Reilly Automotive (including CSK Automotive) and various traditional warehouses for the professional installers. We believe auto parts retail chains in total, currently account for approximately 35% of the North American after-market for remanufactured alternators and starters.
We believe that demand for after-market remanufactured alternators and starters is in part driven by the number of vehicle miles driven and the age of vehicles. According to industry statistics, the average age of vehicles on the road in North America is increasing, while miles driven in North America decreased each month from January 2008 through March 2009. We believe this is primarily the result of the slowdown in the U.S. economy during this period.
Historically, our business has focused on the do-it-yourself (“DIY”) market, customers who buy remanufactured alternators and starters at an auto parts store and install the parts themselves. We believe that the do-it-for-me (“DIFM”) market, also known as the professional installer market, is an attractive opportunity for growth. We believe we are positioned to benefit from this market opportunity in two ways: (1) our auto parts retail customers are expanding their efforts to target the professional installer market segment and (2) we sell our products under private label and our Quality-Built®, Talon®, Xtreme® and other brand names directly to suppliers that focus on professional installers. In addition, we sell our products to original equipment manufacturers for distribution to the professional installer both for warranty replacement and their general after-market channels.
While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2009, 2008 and 2007, sales to our five largest customers constituted approximately 92%, 94% and 96%, respectively, of our net sales. To mitigate the risk associated with this concentration of sales, we have increasingly sought to enter into longer-term customer agreements with our major customers. These longer-term agreements typically require us to commit a significant amount of our working capital to build inventory and increase production. In addition, they typically include marketing and other allowances that adversely impact near-term revenue and may require us to incur certain changeover expenses.
To offset the pricing pressure and costs associated with our agreements with our largest customers, we have moved almost all our U.S. remanufacturing operations to lower cost facilities in Mexico and Malaysia. During fiscal 2009, 2008 and 2007, approximately 98%, 91% and 64%, respectively, of our total production was produced by our subsidiaries in Mexico and Malaysia. We expect to maintain production of remanufactured units that require specialized service and/or rapid turnaround in our U.S. facility for the near term. In addition, we are nearing completion of the transition of our warehousing and shipping/receiving operations from our U.S. facility to our facility in Mexico.
During fiscal 2009, we acquired certain assets of Automotive Importing Manufacturing, Inc. (“AIM”) and Suncoast Automotive Products, Inc. (“SCP”), specifically the operations which produced new and remanufactured alternators and starters for imported and domestic passenger vehicles, and for the industrial and heavy duty after-markets. These products are sold under Talon®, Xtreme®, and other brand names. We believe these acquisitions expand our customer base and product line, including the addition of business in heavy duty alternator and starter applications, and expand our market share in North America.
Company Products
Our total net sales is primarily derived from sales of replacement alternators and starters for imported and domestic cars and light trucks. Alternators and starters are non-elective replacement parts in all makes and models of vehicles because they are required for a vehicle to operate. Currently, approximately 95% of our units are sold for resale under customer private labels. The balance is sold under our Quality-Built® , Talon®, Xtreme®, and other brand names.
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
We recycle nearly all materials in keeping with our focus of positively impacting the environment. Nearly all parts, including metal from the Used Cores, and corrugated packaging are recycled.
The technology and the specifications for the components used in our products, particularly alternators, have become more advanced in response to the installation in vehicles of an increasing number of electrical components such as navigation systems, steering wheel-mounted electronic controls, keyless entry devices, heated rear windows and seats, high-powered stereo systems and DVD players. As a result of this increased electrical demand, alternators require more advanced technology and higher grade components and per unit sales prices of replacement alternators have increased accordingly. The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service imported and domestic cars and light trucks. In addition to the over 3,000 stock keeping units (“SKUs”) for heavy duty and a variety of agricultural and industrial applications, we carry over 4,500 SKUs which cover applications for most imported and domestic cars and light trucks sold in the United States and Canada.
Customers: Customer Concentration
Our products are marketed throughout the United States and Canada. Currently, we serve three of the four largest retail automotive chain stores with an aggregate of approximately 7,900 retail outlets as well as a diverse group of automotive warehouse distributors.
We are substantially dependent upon sales to our major customers. During fiscal 2009, 2008 and 2007, sales to our five largest customers constituted approximately 92%, 94%, and 96%, respectively, of our net sales, and sales to our largest customer AutoZone, constituted 49%, 53% and 64%, respectively, of our net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us.
Customer Arrangements; Impact on Working Capital
We have or are renegotiating long-term agreements with many of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreement. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. An agreement with one customer grants the customer the right to terminate the agreement at any time for any reason. Our contracts with major customers expire at various dates through December 2012.
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
We believe that the reputation for quality and customer service that a supplier enjoys are significant factors in a customer’s purchase decision. We believe that these factors favor our company, which provides quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support. We believe that our ability to provide efficient delivery distinguishes us from many of our competitors and provides a competitive advantage. Price and payment terms are very important competitive factors.
For the most part, our products have not been patented nor do we believe that our products are patentable. We seek to protect our proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of our employees and other persons who have access to that information.
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
After the cleaning process is complete, the salvageable components of the Used Core are inspected and tested as prescribed by our ISO TS 16949 approved quality control program, which is implemented throughout the production process. ISO TS 16949 is an internationally recognized, world class, automotive quality system. Upon passage of all tests, which are monitored by designated quality control personnel, all the component parts are assembled in a work cell into a finished product. Inspection and testing are conducted at multiple stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Finished products are either stored in our warehouse facility or packaged for immediate shipment. To maximize remanufacturing efficiency, we store component parts ready for assembly in our warehousing facilities. Our management information systems, including hardware and software, facilitate the remanufacturing process from Used Cores to finished products.
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
Offshore Remanufacturing. The majority of our remanufacturing operations and core sorting functions are now conducted at our facilities in Mexico and Malaysia. We also operate a shipping and receiving warehouse and testing facility in Singapore. In fiscal 2009, 2008 and 2007, our foreign operations produced approximately 98%, 91% and 64%, respectively, of our total unit production. In addition, we are nearing completion of the transition of our remaining warehousing, shipping and packing operations from our U.S. facility to our facility in Mexico.
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
Our customers are not obligated to send us all the Used Cores exchanged by their consumers. We have historically purchased approximately 15% to 20% of our Used Cores in the open market from core brokers who specialize in buying and selling Used Cores. Although the open market is not a primary source of Used Cores, it is a critical source for meeting our raw material demands. Not all Used Cores are reusable. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced. Although the yield rates depend upon both the product and customer specifications, our overall average yield rates are about 84%. We use about 120 Used Cores to provide sufficient salvageable components to complete 100 remanufactured products. During the fiscal year ended March 31, 2009, we purchased approximately 20% of our Used Cores from core brokers.
The price of a finished product sold to our customers is generally comprised of an amount for remanufacturing (“unit value”) and an amount separately invoiced for the Remanufactured Core included in the product (“Remanufactured Core charge”). The Remanufactured Core charge is equal to the credit we offer to induce the customer to use our core exchange program and send back the Used Cores to us. In accordance with our net-of-core-value revenue recognition policy, at the time a sale is recorded, we only recognize as revenue the unit value of the finished product. We also record as long-term core inventory the cost of Remanufactured Cores included in the finished goods that are shipped to customers and that we expect to be sent back to us as part of the core exchange program. During fiscal 2009, approximately 95% of the Remanufactured Cores we shipped as part of finished goods were replaced by similar Used Cores sent back to us under our core exchange program, resulting in the issuance of credits equal to the related Remanufactured Core value.
Other materials and components used in remanufacturing are purchased in the open market. Our main supplier provided approximately 25%, 20% and 22% of our raw materials purchased during the fiscal years ended March 31, 2009, 2008 and 2007, respectively, and we rely on that supplier’s ability to provide us with raw materials in a timely and cost effective manner; however, that supplier is not our sole supplier of raw materials. No other supplier provided more than 10% of our raw material needs during these periods.

The ability to obtain Used Cores, materials and components of the types and quantities we need is essential to our ability to meet demand.
Return Rights. Under our customer agreements and general industry practice, our customers are allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user consumers. Customers have various contractual rights for stock adjustments which range from 3%-5% of total units sold. In some instances, we allow a higher level of returns in connection with a significant update order. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of stock adjustment and other customer returns to less than 20% of unit sales. Stock adjustment returns do not occur at any specific time during the year.
As is standard in the industry, we only accept returns from on-going customers. If a customer ceases doing business with us, we have no further obligation to accept additional product returns from that customer. Similarly, we accept product returns and grant appropriate credits from new customers from the time the new customer relationship is established. This obligation to accept returns from new customers does not result in decreased liquidity or increased expenses since we only accept one returned product for each unit sold to the new customer. In each case, the return must be received by us in the original box of the unit sold.
We provide for the anticipated returns of inventory in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”) by reducing revenue and cost of sales for the unit value of goods sold based on a historical return analysis and information obtained from customers about current stock levels and anticipated stock adjustment returns.
Sales, Marketing and Distribution. We offer one of the widest varieties of alternators and starters available to the market, and we market and distribute our products throughout the United States and Canada. Our products for the automotive retail chain market are primarily sold under our customers’ private labels. Since fiscal 2004, we have expanded our sales efforts beyond automotive retail chains to include warehouse distribution centers serving professional installers. Our products are sold under private label and our own Quality-Built® , Talon®, Xtreme®, and other brand names. Products are shipped from our facilities in Torrance, California, and Tijuana, Mexico, and from our fee warehouse facilities in Edison, New Jersey and Springfield, Oregon.
We publish, for print and electronic distribution, a catalog with part numbers and applications for our alternators and starters along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.
Employees. As of March 31, 2009, we had 256 employees in the United States, as compared to 311 at March 31, 2008, substantially all of whom were located in Torrance, California. Of our U.S.-based employees, 83 are administrative personnel of which 24 are sales personnel. In addition, at March 31, 2009, we employed 325 persons in Singapore and Malaysia, as compared to 336 persons at March 31, 2008, and 1,154 persons at our remanufacturing facility located in Tijuana, Mexico, as compared to 1,100 persons at March 31, 2008. A union represents all hourly employees at our Mexico facility. All other employees, including our employees in Torrance, California, are non-union. We consider our relations with our employees to be satisfactory.
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
Our sales are concentrated among a few major customers. During fiscal 2009, sales to our five largest customers constituted 92% of our net sales, and sales to our largest customer constituted 49% of our net sales. Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of any of our major customers. The loss or significant decline of sales to any of our major customers would reduce our net income and adversely affect our operating results.
The costs associated with expansion of our offshore remanufacturing and logistic activities has put downward pressure on our near-term operating results. These activities also expose us to increased political and economic risks and place a greater burden on management to achieve quality standards.
To respond to customer and competitive pressures while maintaining or improving gross margins over time, we have moved an increasing portion of our remanufacturing operations to lower cost countries outside the United States. While the remanufacturing costs in Mexico are lower than those we have incurred in our Torrance, California facility, we experienced various but decreasing inefficiencies associated with our Mexican operations that adversely impacted our operating results during the fiscal years ended March 31, 2009, 2008 and 2007. The expansion of our overseas operations, especially our operations in Tijuana, Mexico, also increases our exposure to political, criminal or economic instability in the host countries and to currency fluctuations.
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
In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange program with our customers, and component parts from third-party manufacturers. Historically, the level of Used Core returns from customers together with purchases from core brokers have provided us with an adequate supply of this key component. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities would be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. In fiscal 2009, we purchased 25% of our raw materials from a single supplier. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.
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
Our operating results are affected by alternator and starter failure rates. These failure rates are impacted by a number of factors outside our control, including alternator and starter designs that have resulted in greater reliability and consumers driving fewer miles as a result of both high gasoline prices and the slowdown in the U.S. economy. A reduction in the failure rates of alternators or starters would adversely affect our sales and profitability.
Our operating results may continue to fluctuate significantly.
We have experienced significant variations in our annual and quarterly results of operations. These fluctuations have resulted from many factors, including shifting customer demands, shifts in the demand and pricing for our products and general economic conditions, including changes in prevailing interest rates. Our gross profit percentage fluctuates due to numerous factors, some of which are outside our control. These factors include the timing and level of marketing allowances provided to our customers, differences between the level of projected sales to a particular customer and the actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, fluctuations in the level of Used Core returns during the period, and general market and competitive conditions.
Our bank may not waive future defaults under our credit agreement.
Over the past several years, we have violated a number of the financial and other covenants contained in our bank credit agreement. To this point, the bank has been willing to waive these covenant defaults and to do so without imposing any significant cost or penalty on us. If we fail to meet the financial covenants or the other obligations set forth in our bank credit agreement in the future, there is no assurance that the bank will waive any such defaults.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.
Our indebtedness may increase substantially from time to time for various reasons, including fluctuations in operating results, marketing allowances provided to customers, capital expenditures and possible acquisitions. Our indebtedness could materially affect our business because (i) a portion of our cash flow must be used to service debt rather than finance our operations, (ii) it may eventually impair our ability to obtain financing in the future, and (iii) it may reduce our flexibility to respond to changes in business and economic conditions or take advantage of business opportunities that may arise.
Our largest shareholder has the ability to influence all matters requiring the approval of our Board of Directors and our shareholders.
As of June 8, 2009, Mel Marks, our founder and member of our Board of Directors, beneficially owned 11.0% of our outstanding common stock. As a result of his holdings, Mel Marks has the ability to exercise substantial influence over us and his interests may conflict with the interests of other shareholders.
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
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our growing operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings.
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
Over the past year, significant deterioration in the financial condition of financial institutions has resulted in a severe loss of liquidity and availability in global credit markets and in higher short-term borrowing costs, and more stringent borrowing terms. Recessionary conditions in the global economy threaten to cause further tightening of the credit markets, more stringent lending standards and terms, and higher volatility in interest rates. The persistence of these conditions could have a material adverse effect on our borrowings and the availability, terms and cost of such borrowings. In addition, further deterioration in the U.S. economy could adversely affect our corporate results, which could adversely affect our operating results.
Uncertainty surrounding General Motors’ filing for bankruptcy protection.
We have been notified by General Motors (“GM”) and the Bankruptcy Court that we are an “Essential Vendor” to GM. As such, we expect that we will receive uninterrupted payment of our pre- and post-filing GM receivables. Inevitably, we anticipate some uncertainty surrounding GM as the bankruptcy process proceeds, and there can be no assurance that actions taken by other interested parties, including consumers, will not have a continuing detrimental effect on our relationship or level of continuing business with GM.
Item 1B Unresolved Staff Comments
In response to a comment letter we received on January 30, 2009 from the SEC, we are engaged in discussions with the SEC staff concerning the filing of certain customer agreements as material contracts with the SEC. Currently, we have filed what we believe to be our material contract with our largest customer. The SEC staff has indicated that we should file all our customer contracts that we are substantially dependent upon.
Item 2 Properties
We lease all of the real property used in our operations. We presently lease approximately 147,000 square feet of warehouse, production and administrative space in Torrance, California. The present term of the lease expires March, 31, 2012 and we have the option to extend the lease for an additional five years beginning April 1, 2012. We also lease approximately 4,005 square feet adjacent to our main Torrance facility that is used as additional office and record storage space. The lease on this second building has terms which coincide with the lease on the main Torrance building.
On October 28, 2004, we entered into a build-to-suit lease covering approximately 125,000 square feet of industrial premises in Tijuana, Mexico. The lease has a term of 10 years from the date the facility was available for occupancy, and we have an option to extend the lease term for two additional 5-year periods. In May 2005, we took possession of these premises. In April 2006, we leased an additional 61,000 square feet adjoining our existing space. On October 18, 2006, we entered into an amendment to lease an adjacent 125,000 square feet. This space was occupied in January 2007 and is used for core receiving, sorting and storage related functions. All amendments have the same essential terms as the original lease.
In addition, we occupy approximately 63,000 square feet of leased remanufacturing, warehousing, and office space facilities under seven separate leases, which expire on various dates through May 14, 2012, in Singapore and Malaysia.
We also lease approximately 2,067 square feet of office space in Nashville, Tennessee under a lease that expires on May 31, 2012.

We believe the above mentioned facilities are sufficient to satisfy our foreseeable warehousing, production, distribution and administrative office space requirements.
Item 3 Legal Proceedings
On July 22, 2008, we retired 108,534 shares of our common stock which had been pledged by a former officer and director in satisfaction of a $682,000 shareholder note receivable we recorded in connection with the reimbursement amount owed to us by that former officer and director for certain previously advanced legal fees and costs, plus interest accrued from January 15, 2008 through July 22, 2008. The remaining shares pledged as collateral for this amount were released to the former officer and director.
We are subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.
Item 4 Submission of Matters to a Vote of Security Holders
Our Annual Meeting of Stockholders of the Company was held on March 18, 2009.
Our stockholders voted on proposals to elect directors and ratify the appointment of Ernst & Young LLP as our independent registered public accountants for the fiscal year ending March 31, 2009.
All nominees for election to the Board as Directors were elected to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualified, or until the earlier of such director’s death, resignation or removal. The stockholders also ratified our selection of the independent registered public accountants. The number of votes cast for, against or withheld and the number of abstentions with respect to each proposal is set forth below:

Proposal 1	Shares For	Shares Withheld
Election of Directors Selwyn Joffe	8,197,664	515,164
Mel Marks	8,182,335	530,493
Scott J. Adelson	8,078,108	634,720
Rudolph J. Borneo	6,103,194	2,609,034
Philip Gay	6,254,521	2,458,307
Duane Miller	8,193,385	519,443
Jeffrey Mirvis	8,229,435	483,393

Proposal 2	Shares For	Shares Against	Shares Abstaining
Ratification of Ernst & Young LLP	8,628,707	5,000	79,121

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
The following table sets forth the high and low sale prices for our common stock during fiscal 2009 and the fourth quarter of fiscal year 2008, and the high and low bid quotations for our common stock during the first three quarters of fiscal 2008. The quotations for the first three quarters of fiscal 2008 reflect inter-dealer prices and may not necessarily represent actual transactions and do not include any retail mark-ups, markdowns or commissions.

	Fiscal 2009		Fiscal 2008
	High	Low	High	Low
1st Quarter	$12.00	$5.04	$14.35	$11.50
2nd Quarter	$7.50	$2.90	$13.00	$10.25
3rd Quarter	$6.28	$3.00	$12.10	$9.00
4th Quarter	$5.16	$3.05	$10.80	$5.53
As of June 8, 2009, there were 11,962,021 shares of common stock outstanding held by 42 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lender prohibits payment of dividends, except stock dividends, without the lender’s prior consent.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of March 31, 2009:

	(a)		(b)	(c)
Number of securities
remaining available for future
	Number of securities to be		Weighted-average exercise	issuance under equity
	issued upon exercise of		price of outstanding	compensation plans (excluding
	outstanding options,		options warrants and	securities reflected in column
Plan Category	warrants and rights		rights	(a))
Equity compensation plans approved by securities holders	1,731,084	(1)	$8.32	80,850	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,731,084		$8.32	80,850

(1)	Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, 1994 Non-Employee Director Stock Option Plan, 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

(2)	Consists of options available for issuance under our 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

Performance Graph
The following graph compares the cumulative return to holders of common stock for the five years ending March 31, 2009 with the NASDAQ Composite Index and an index for our peer group. The peer group is comprised of other automotive after-market companies: Aftermarket Technologies Corporation, Dorman Products, Inc., Standard Motor Products, Inc., and Proliance International, Inc. The comparison assumes $100 was invested at the close of business on March 31, 2004 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2009

Item 6 Selected Financial Data
The following selected historical consolidated financial information as of and for each of the fiscal years ended March 31, 2009, 2008, 2007, 2006 and 2005, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

	Fiscal Years Ended March 31,
Income Statement Data	2009	2008	2007	2006	2005
Net sales	$134,866,000	$133,337,000	$136,323,000	$108,397,000	$96,719,000
Operating income (loss)	10,642,000	12,751,000	(2,475,000)	6,298,000	13,438,000
Net income (loss)	3,857,000	4,607,000	(4,956,000)	2,085,000	7,281,000
Basic net income (loss) per share	$0.32	$0.40	$(0.59)	$0.25	$0.89

Diluted net income (loss) per share	$0.32	$0.39	$(0.59)	$0.25	$0.85

			March 31,
Balance Sheet Data	2009	2008	2007	2006	2005
Total assets	$159,588,000	$141,408,000	$131,986,000	$101,136,000	$85,647,000
Working capital	(3,569,000)	6,097,000	(26,746,000)	12,851,000	17,328,000
Line of credit	21,600,000	—	22,800,000	6,300,000	—
Capital lease obligations — less current portion	1,401,000	2,565,000	3,629,000	4,857,000	938,000
Long term liabilities	7,364,000	4,654,000	3,859,000	3,373,000	1,040,000
Shareholders’ equity	$93,083,000	$91,093,000	$47,828,000	$51,595,000	$48,670,000
Working capital for fiscal years ended March 31, 2006 and 2005, has been adjusted for the reclassification of core inventory as described in Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Critical Accounting Policies, Inventory, page 18.
Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, the bankruptcy of a major customer and other factors discussed herein and in our other filings with the SEC.

Management Overview
We remanufacture alternators and starters for imported and domestic cars and light trucks in addition to heavy duty, agricultural and industrial application and distribute them predominantly throughout the United States and Canada. Our business for heavy duty, agricultural and industrial applications is in its early stages and does not represent a significant portion of our business. Our line of light duty alternators and starters are sold to most of the largest auto parts retail chains in the United States and Canada, including AutoZone, Pep Boys, and O’Reilly Automotive (including CSK Automotive) and various traditional warehouses for the professional installers. We believe auto parts retail chains in total, currently account for approximately 35% of the North American after-market for remanufactured alternators and starters.
We believe that demand for after-market remanufactured alternators and starters is in part driven by the number of vehicle miles driven and the age of vehicles. According to industry statistics, the average age of vehicles on the road in North America is increasing, while miles driven in North America decreased each month from January 2008 through March 2009. We believe this is primarily the result of the slowdown in the U.S. economy during this period.
Historically, our business has focused on the do-it-yourself (“DIY”) market, customers who buy remanufactured alternators and starters at an auto parts store and install the parts themselves. We believe that the do-it-for-me (“DIFM”) market, also known as the professional installer market, is an attractive opportunity for growth. We believe we are positioned to benefit from this market opportunity in two ways: (1) our auto parts retail customers are expanding their efforts to target the professional installer market segment and (2) we sell our products under private label and our Quality-Built®, Talon®, Xtreme® and other brand names directly to suppliers that focus on professional installers. In addition, we sell our products to original equipment manufacturers for distribution to the professional installer both for warranty replacement and their general after-market channels.
While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2009, 2008 and 2007, sales to our five largest customers constituted approximately 92%, 94% and 96%, respectively, of our net sales. To mitigate the risk associated with this concentration of sales, we have increasingly sought to enter into longer-term customer agreements with our major customers. These longer-term agreements typically require us to commit a significant amount of our working capital to build inventory and increase production. In addition, they typically include marketing and other allowances that adversely impact near-term revenue and may require us to incur certain changeover expenses.
To offset the pricing pressure and costs associated with our agreements with our largest customers, we have moved almost all our remanufacturing operations from our U.S. facility to lower cost facilities in Mexico and Malaysia. During fiscal 2009, 2008 and 2007, approximately 98%, 91% and 64%, respectively, of our total production was produced at our facilities in Mexico and Malaysia. We expect to maintain production of remanufactured units that require specialized service and/or rapid turnaround at our U.S. facility for the near term. In addition, we are nearing completion of the transition of our warehousing and shipping/receiving operations from our U.S. facility to our facilities in Mexico.
During fiscal 2009, we acquired certain assets of AIM and SCP, specifically the operations which produced new and remanufactured alternators and starters for imported and domestic passenger vehicles, and for the industrial and heavy duty after-markets. We believe these acquisitions expand our customer base and product line, including the addition of business in heavy duty alternator and starter applications, and expand our market share in North America.
We operate in one business segment pursuant to SFAS No. 131, Disclosures about Segments of Enterprise and Related Information.
Critical Accounting Policies
We prepare our consolidated financial statements in accordance with generally accepted accounting principles in the United States, or GAAP. Our significant accounting policies are discussed in detail below and in Note 2 in the Notes to Consolidated Financial Statements.
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
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense them as period costs as required in Financial Accounting Standards Board (“FASB”) Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“SFAS No. 151”). For the fiscal years ended March 31, 2009 and 2008, costs of approximately $2,019,000 and $1,599,000, respectively, were considered abnormal and thus excluded from the cost calculation and charged directly to cost of sales.
We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We review inventory on a monthly basis to identify excess quantities and part numbers that are experiencing a reduction in demand. In general, part numbers with quantities representing a one to three-year supply are partially reserved for at rates based upon management’s judgment and consistent with historical rates. Any part numbers with quantities representing more than a three-year supply are reserved for at a rate that considers possible scrap and liquidation values and may be as high as 100% of cost if no liquidation market exists for the part.
The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in management’s judgment, impact our ability to sell or liquidate potentially excess or obsolete inventory.

We apply the guidance provided by the Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor (“EITF No. 02-16”), by recording vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.
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
Long-term Core Inventory Deposit
The long-term core inventory deposit account represents the value of Remanufactured Cores we have agreed to purchase from customers, which are held by the customers and remain on the customers’ premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The credits against the customer’s receivable are based upon the Remanufactured Core purchase price previously established with the customer. At the same time, we record the long-term core inventory deposit for the Remanufactured Cores purchased at its cost, determined as noted under Long-term Core Inventory. The long-term core inventory deposit is stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current cost, determined as noted under Long-term Core Inventory. The difference between the credit granted and the cost of the long-term core inventory deposit is treated as a sales allowance reducing revenue as required under EITF Issue No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products) (“EITF No. 01-9”). When the purchases are made over an agreed-upon period, the long-term core inventory deposit is recorded at the same time the credit is issued to the customer for the purchase of the Remanufactured Cores.
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

Revenue Recognition
We recognize revenue when our performance is complete, and all of the following criteria established by Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), have been met:
•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.
For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized on the estimated or actual date of delivery. We include shipping and handling charges in the gross invoice price to customers and classify the total amount as revenue in accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs. Shipping and handling costs are recorded in cost of sales.
Revenue Recognition; Net-of-Core-Value Basis
The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and for the value added by remanufacturing (“unit value”). The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, approximately 95% of the remanufactured alternators and starters we sell to customers are replaced by similar Used Cores sent back for credit by customers under our core exchange program. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the Remanufactured Core value as revenue when the finished products are sold. We generally limit the number of Used Cores sent back under the core exchange program to the number of similar Remanufactured Cores previously shipped to each customer.
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

Deferral of Core Revenue. As noted previously, we have in the past and may in the future agree to buy back Remanufactured Cores from certain customers. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF No. 01-9. As a result of the ongoing Remanufactured Core buybacks, we have now deferred core revenue from these customers until there is no expectation that sales allowances associated with Remanufactured Core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2009 and 2008, Remanufactured Core revenue of $5,934,000 and $2,927,000, respectively, was deferred.
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
We provide for such anticipated returns of inventory in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists, by reducing revenue and the related cost of sales for the units estimated to be returned.
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
Sales Incentives
We provide various marketing allowances to our customers, including sales incentives and concessions. Marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered as determined in accordance with EITF No. 01-9. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided.
Goodwill
We account for goodwill under the guidance set forth in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. We evaluate goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock. In addition, we identified a single reporting unit (the Company itself) in accordance with SFAS No. 142, as we had not identified any components of the Company beneath the one operating segment described in Note 1 in the Notes to Consolidated Financial Statements.
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

For the third quarter 2009 interim impairment test, we determined the fair value of the reporting unit based on an equal weighting of: (1) a market capitalization approach, (2) a discounted cash flow analysis, and (3) a market approach. The market capitalization is calculated by multiplying the average share price of our common stock for the last 30 days prior to the measurement date by the number of outstanding common shares and adding a control premium. The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of reporting unit and applying a 3% terminal growth rate. The present value of estimated discounted future cash flows is determined using significant estimates of revenue and costs for the reporting unit, driven by assumed growth rates, as well as appropriate discount rates. The discount rate of 15% was determined using a weighted-average cost of capital that incorporates long-term government bonds, effective cost of debt, and the cost of equity of similar guideline companies. The market approach is calculated using market multiples and comparable transaction data for guidelines companies. The guideline information was based on publicly available information. A valuation multiple was selected based on a financial benchmarking analysis that compared the reporting unit’s benchmark result with the guideline information. In addition to these financial considerations, qualitative factors such as business descriptions, market served, and profitability were considered in the ultimate selection of the multiple used to estimate a value on a minority basis. A control premium was applied to the minority basis value to arrive at the reporting unit’s estimated fair value on a controlling basis. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. Management has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion.
Based on this interim assessment, we concluded that, as of December 31, 2008, the carrying value of our reporting unit exceeded its fair value under step one of the test and proceeded to step two. Under step two, we determined that goodwill was fully impaired as the carrying value of $2,191,000, including the fourth quarter adjustment of $100,000, exceeded the implied fair value of zero, and therefore recorded a pre-tax, non-cash goodwill impairment charge of $2,191,000 as disclosed in the Consolidated Statements of Operations in the third quarter of fiscal 2009. After recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of March 31, 2009.
Income Taxes
We account for income taxes in accordance with guidance issued by the FASB in SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for income taxes.
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
The primary components of our income tax provision (benefit) are (i) the current liability or refund due for federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.
Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. In evaluating this ability, management considers our long-term agreements with each of our major customers that expire at various dates through December 2012 and our Remanufactured Core purchase obligations with certain customers that expire at various dates through July 2011. Based on our forecast of our future operating results, we believe that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. We periodically compare our forecasts to actual results, and there can be no assurance that the forecasted results will be achieved.
On April 1, 2007 we adopted the Provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

Financial Risk Management and Derivatives
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our growing operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. We had foreign exchange contracts with an aggregate U.S. dollar equivalent notional value (and materially the same nominal fair value) of $7,224,000 and $7,303,000 at March 31, 2009 and 2008, respectively. These contracts generally expire in a year or less. Any changes in the fair value of foreign exchange contracts are accounted for as an increase or decrease to general and administrative expenses in current period earnings. For the fiscal years ended March 31, 2009 and 2008, the net effect of the foreign exchange contracts was to increase general and administrative expenses by $1,194,000 and to decrease general and administrative expenses by $152,000, respectively.
Share-based Payments
Effective April 1, 2006, we adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified prospective application method of transition for all our stock-based compensation plans. The modified prospective application method of transition requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered from April 1, 2006 forward. Accordingly, while reported results for subsequent fiscal years reflect the adoption of SFAS No. 123(R), prior year amounts have not been restated to reflect the impact of SFAS No. 123(R).
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a FASB Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 on April 1, 2008 did not have an impact on our financial position, results of operations or cash flows. We will adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities on April 1, 2009. The adoption is not expected to have any material impact on our financial position, results of operations or cash flows.
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

The following table summarizes the valuation of our short-term investments and financial instruments by the above SFAS No. 157 categories as of March 31, 2009:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	March 31, 2009	Level 1	Level 2	Level 3
Assets
Short-term investments	$335,000	$335,000	—	—

Liabilities
Deferred compensation	335,000	335,000	—	—
Forward foreign currency exchange contracts	1,048,000	—	$1,048,000	—
Our short-term investments, which fund our deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable us to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the fiscal years ended March 31, 2009 and 2008, an increase of $1,194,000 and a decrease of $152,000, respectively, in general and administrative expenses was recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. The fair value adjustments of $1,048,000 are included in other current liabilities in the Consolidated Balance Sheet at March 31, 2009.
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
New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”), which modified the guidance in SFAS No. 141(R) related to contingent assets and contingent liabilities. Also in December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 141(R), as modified by FSP 141(R)-1, and SFAS No. 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption being prohibited. We will adopt both SFAS No. 141(R), as modified by FSP 141(R)-1, and SFAS No. 160 on April 1, 2009. There are currently no non-controlling interests in the Company’s subsidiaries, therefore the adoption of SFAS No. 160 is not expected to have any impact. The adoption of SFAS No. 141(R), as modified by FSP 141(R)-1, will change our accounting treatment for business combinations on a prospective basis.
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

The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. We adopted SFAS No. 161 on January 1, 2009, which did not have any material impact on our Consolidated Financial Statements. See Note 12 in the Notes to the Consolidated Financial Statements for required disclosures related to derivative instruments and hedging activities.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We do not expect the adoption of FSP 107-1 and APB 28-1 on April 1, 2009 to have any material impact on our consolidated financial statements and required disclosures.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. We do not expect the adoption of FSP 157-4 on April 1, 2009 to have any material impact on our consolidated financial statements and required disclosures.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS No. 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. We do not expect the adoption of SFAS No. 165 on June 30, 2009 to have any material impact on our consolidated financial statements and required disclosures.
Subsequent Events
At March 31, 2009, we were not in compliance with certain of our Credit Agreement covenants requiring us to: (i) achieve EBITDA of not less than $4,500,000 for the fiscal quarter ended March 31, 2009 and (ii) achieve total EBITDA of not less than $19,500,000 for the four consecutive fiscal quarters ended March 31, 2009. In June 2009, our bank provided us with a waiver of these covenant defaults.
In addition, in conjunction with the June 2009 waiver, we entered into a sixth amendment to the Credit Agreement, dated as of June 8, 2009, with our bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 to be reserved by our bank against our Revolving Loan commitment amount and available in the event our largest customer is no longer having the receivables owed to us factored; (ii) amended our EBITDA covenant to require a minimum EBITDA of not less than $2,900,000 for the fiscal quarter ending June 30, 2009 and to $4,000,000 for each fiscal quarter thereafter; (iii) amended our trailing twelve month EBITDA covenant to require a minimum trailing twelve month EBITDA of not less than: (a) $12,500,000 for the four consecutive fiscal quarters ending June 30, 2009, (b) $11,250,000 for the four consecutive fiscal quarters ending September 30, 2009, (c) $12,500,000 for the four consecutive fiscal quarters ending December 31, 2009 and (d) $17,000,000 for the four consecutive fiscal quarters ending March 31, 2010 and thereafter; and (iv) amended our leverage ratio covenant to require that we maintain a leverage ratio of not greater than (x) 2.25 to 1.00 for the fiscal quarter ending June 30, 2009, (y) 2.50 to 1.00 for the fiscal quarter ending September 30, 2009, and (z) 2.00 to 1.00 for the fiscal quarter ending December 31, 2009 and thereafter.

Results of Operations
The following table summarizes certain key operating data for the periods indicated:

	Fiscal Years Ended March 31,
	2009	2008	2007
Gross profit	29.3%	27.9%	15.6%
Cash used in operations	$(11,078,000)	$(10,039,000)	$(9,313,000)
Finished goods turnover (1)	4.4	4.6	5.3
Finished goods turnover, excluding POS inventory (2)	—	—	6.7
Return on equity (3)	4.2%	9.6%	(10.4)%

(1)	Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn production into revenue. The finished goods turnover ratio in fiscal 2007 was positively impacted by the termination of the POS agreement in August 2006.

(2)	Finished goods turnover, excluding POS inventory is calculated by dividing the cost of goods sold for the fiscal year by the average between beginning and ending non-core finished goods inventory values excluding pay-on-scan inventory. We believe that this provides a useful measure of our ability to manage the inventory which is within our physical control. This POS arrangement was terminated in August 2006.

(3)	Return on equity is computed as net income for the fiscal year divided by shareholders’ equity at the beginning of the fiscal year and measures our ability to invest shareholders’ funds profitably.
Following is our results of operation, reflected as a percentage of net sales:

	Fiscal Years Ended March 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.7	72.1	84.4

Gross profit	29.3	27.9	15.6
Operating expenses:
General and administrative	14.4	14.8	13.3
Sales and marketing	3.9	2.6	3.0
Research and development	1.5	1.0	1.1
Impairment of goodwill	1.6	—	—

Operating income (loss)	7.9	9.5	(1.8)
Interest expense — net of interest income	3.1	4.1	4.3
Income tax expense (benefit)	1.9	2.0	(2.5)

Net income (loss)	2.9	3.4	(3.6)

Fiscal 2009 Compared to Fiscal 2008
Net Sales. Net sales in fiscal 2009 increased by $1,529,000, or 1.1%, to $134,866,000 compared to net sales in fiscal 2008 of $133,337,000. This increase was primarily due to sales to new customers resulting from our acquisitions during fiscal 2009. We experienced a significant decrease in our net sales in the fourth quarter of fiscal 2009. Our net sales in the fourth quarter of fiscal 2009 decreased by $5,973,000, or 16.6%, compared to the same period of the prior year reflecting the impact of changes in the purchasing and return patterns of our existing customers. In addition to the impact of general economic conditions, sales in the fourth quarter of fiscal 2009 were impacted by (i) an inventory reduction program initiated by one of our largest customers in the fourth quarter of fiscal 2009, which we believe resulted in a temporary reduction in sales to that customer and (ii) by a significant drop in sales to a customer as a result of an understanding to delay shipments because of an uncertain financial future. Although we expect our business to continue uninterrupted with this customer, there can be no assurance that actions taken by other interested parties, including consumers, will not have a continuing detrimental effect on our relationship or level of continuing business with this customer.

Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased in fiscal 2009 to 70.7% from 72.1% in fiscal 2008, resulting in a corresponding increase in our gross profit percentage of 1.4% to 29.3% in fiscal 2009 from 27.9% in fiscal 2008. This increase in our gross profit percentage was primarily due to: (i) the lower per unit manufacturing costs resulting from the increased utilization of our Mexico and Malaysia facilities, and (ii) the reversal of a $1,307,000 accrual related to the customs duties claims during fiscal 2009, for which the accrual was initially recorded during fiscal 2008. These decreases were partially offset by increases in certain period costs, and a reduction in scrap metal prices that resulted in less revenue for our scrap metal during fiscal 2009 compared to fiscal 2008. Our gross profit in the fourth quarter of fiscal 2009 decreased by $5,256,000, or 46.6%, compared to the same period of the prior year primarily reflecting (i) customer purchasing and return patterns, (ii) a reduction in scrap metal prices that resulted in less revenue for our scrap metal, and (iii) increases in certain period costs in the fourth quarter of fiscal 2009 compared to the same period of the prior year.
General and Administrative. Our general and administrative expenses for fiscal 2009 were $19,479,000, which represents a decrease of $267,000, or 1.4%, from general and administrative expenses for fiscal 2008 of $19,746,000. The decrease in general and administrative expenses was primarily due to the following: (i) $712,000 of decreased audit and other professional services fees, (ii) $544,000 of decreased stock-based compensation, and (iii) $393,000 of decreased severance and other related expenses. These decreases in general and administrative expenses were partially offset by a net increase of $1,346,000 of expense recorded due to the changes in the value of foreign exchange peso contracts during fiscal 2009.
Sales and Marketing. Our sales and marketing expenses for fiscal 2009 increased $1,786,000, or 51.7%, to $5,242,000 from $3,456,000 for fiscal 2008. This increase was due primarily to the following: (i) $723,000 of increased compensation expense due primarily to the addition of employees which resulted from our acquisition of AIM, (ii) $479,000 of increased trade show and advertising expenses, (iii) $211,000 of increased travel-related expenses, and (iv) $204,000 of increased consulting fees.
Research and Development. Our research and development expenses increased by $726,000, or 57.3%, to $1,993,000 in fiscal 2009 from $1,267,000 in fiscal 2008. The increase was primarily related to an increase in compensation, consulting fees and travel-related expenses in connection with our heavy duty after-market initiative related to alternators and starters.
Impairment of Goodwill. During fiscal 2009, we determined that goodwill was fully impaired as the carrying value of $2,191,000, including the fourth quarter adjustment of $100,000, exceeded the implied fair value of zero, and therefore we recorded a pre-tax, non-cash goodwill impairment charge of $2,191,000 as disclosed in the Consolidated Statements of Operations in the third quarter of fiscal 2009. After recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of March 31, 2009.
Interest Expense. Our interest expense, net of interest income, in fiscal 2009 was $4,196,000. This represents a decrease of $1,252,000 over interest expense, net of interest income, of $5,448,000 in fiscal 2008. This decrease was primarily attributable to a lower balance of receivables being factored during fiscal 2009 compared to fiscal 2008. During fiscal 2009, interest expense incurred on the higher average outstanding balances on our line of credit was offset by lower interest rates.
Income Tax. In fiscal 2009, we recorded income tax expense of $2,589,000 compared to income tax expense of $2,696,000 in fiscal 2008. This decrease was primarily due to lower pre-tax income partly offset by higher book income tax rates in fiscal 2009 compared to the prior year.
Fiscal 2008 Compared to Fiscal 2007
Net Sales. Net sales in fiscal 2008 increased by $8,747,000, or 7.0%, excluding the positive impact on our fiscal 2007 net sales of $11,733,000 associated with the termination of our POS arrangement in August 2006. Including the impact of the termination of our POS arrangement, our net sales decreased by $2,986,000 or 2.2%, to $133,337,000 from the net sales in fiscal 2007 of $136,323,000.
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
General and Administrative. Our general and administrative expenses in fiscal 2008 were $19,746,000, which represents an increase of $1,561,000, or 8.6%, from the general and administrative expense in fiscal 2007 of $18,185,000. This increase was primarily due to increases in the following expenses: (i) $514,000 of increased severance and other related expenses, (ii) $1,001,000 of increased audit fees, (iii) $466,000 of increased general and administrative expenses at our Mexico facility due primarily to the ramp-up of activities at that facility, (iv) $109,000 of increased expenses related to the closure and sub-lease of our warehouse facility in Nashville, TN, and (v) $137,000 of expense related to listing of our common stock on NASDAQ. In addition, our general and administrative expenses in fiscal 2007 were reduced by the recording of the shareholder note receivable of $682,000 for reimbursement of indemnification costs. These increases in general and administrative expenses were partly offset by a decrease of (i) $505,000 in stock option compensation expense under SFAS No. 123 (revised 2004), “Share-Based Payment”, (ii) $152,000 as a result of gain recorded due to the changes in the net effect of the foreign exchange contracts, (iii) $211,000 as a result of net realized gain recorded from the redemption of short-term investments for the payment of deferred compensation liabilities in the fourth quarter of fiscal 2008, and (iv) $685,000 in consulting expenses primarily related to the SOX Section 404 requirements.
Sales and Marketing. Our sales and marketing expenses in fiscal 2008 decreased $660,000 to $3,456,000 from $4,116,000 in fiscal 2007. This decrease was due primarily to decreases in (i) compensation related employee benefits of $398,000 due primarily to a reduction in head count, (ii) travel and entertainment expenses of $64,000, (iii) marketing expenses of $174,000, and (iv) consulting expenses of $72,000 related to changeover expenses incurred in fiscal 2007 in connection with a new customer.
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
Liquidity and Capital Resources
Overview
At March 31, 2009, we had negative working capital of $3,569,000, a ratio of current assets to current liabilities of 0.94:1, and cash of $452,000, compared to working capital of $6,097,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,935,000 at March 31, 2008. The change in working capital from March 31, 2008 is primarily the result of increased short-term borrowings under our line of credit, which were primarily used to acquire certain assets of AIM and SCP and to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable, which was partially offset by decreased inventory due to our concerted effort to reduce inventory levels and by higher net sales.
We have primarily financed our operations through the use of our Revolving Loan and the receivable discount programs we have with certain of our customers. In May 2008, one of these customers suspended the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will be reinstated or that a similar program with another customer will be established or continued.
We believe amounts available under our Credit Agreement and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next twelve months.
Cash Flows
Net cash used in operating activities during fiscal 2009 and 2008 was $11,078,000 and $10,039,000, respectively. The most significant changes in operating activities during fiscal 2009 compared to fiscal 2008 were the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable partly offset by our concerted efforts to reduce our non-core inventory levels.
Net cash used in investing activities was $9,846,000 and $1,476,000 during fiscal 2009 and 2008, respectively. The change primarily resulted from the acquisition of certain assets of AIM of $4,664,000, less the $500,000 holdback, the acquisition of certain assets of SCP of $4,320,000, less the $300,000 holdback and $722,000 note payable to SCP related to the acquisition. In addition, our capital expenditures during fiscal 2009 of $2,317,000 primarily related to IT equipment and improvements at our Torrance, California and offshore facilities. During fiscal 2008, we incurred capital expenditures of $1,962,000, which were primarily related to our Mexican facility and were partly offset by the redemption of short-term investments for the payment of deferred compensation liabilities.
Net cash provided by financing activities was $19,732,000 and $12,821,000 during fiscal 2009 and 2008, respectively. During fiscal 2009, we borrowed amounts under our Revolving Loan to finance the acquisitions, and to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable. In fiscal 2008, we completed a private placement of our common stock and warrants, which was substantially used to pay down borrowings under the line of credit and accounts payable balances.
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
In April 2009, we entered into a fifth amendment to the Credit Agreement with our bank. This amendment, among other things, allows us to use usance (deferred payment) letters of credit and requires us to instruct that any purchaser of our accounts receivable is to remit payments directly to our bank.
At March 31, 2009, we were not in compliance with certain of our Credit Agreement covenants requiring us to: (i) achieve EBITDA of not less than $4,500,000 for the fiscal quarter ended March 31, 2009 and (ii) achieve total EBITDA of not less than $19,500,000 for the four consecutive fiscal quarters ended March 31, 2009. In June 2009, our bank provided us with a waiver of these covenant defaults.
In addition, in conjunction with the June 2009 waiver, we entered into a sixth amendment to the Credit Agreement, dated as of June 8, 2009, with our bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 to be reserved by our bank against our Revolving Loan commitment amount and available in the event our largest customer is no longer having the receivables owed to us factored; (ii) amended our EBITDA covenant to require a minimum EBITDA of not less than $2,900,000 for the fiscal quarter ending June 30, 2009 and to $4,000,000 for each fiscal quarter thereafter; (iii) amended our trailing twelve month EBITDA covenant to require a minimum trailing twelve month EBITDA of not less than: (a) $12,500,000 for the four consecutive fiscal quarters ending June 30, 2009, (b) $11,250,000 for the four consecutive fiscal quarters ending September 30, 2009, (c) $12,500,000 for the four consecutive fiscal quarters ending December 31, 2009 and (d) $17,000,000 for the four consecutive fiscal quarters ending March 31, 2010 and thereafter; and (iv) amended our leverage ratio covenant to require that we maintain a leverage ratio of not greater than (x) 2.25 to 1.00 for the fiscal quarter ending June 30, 2009, (y) 2.50 to 1.00 for the fiscal quarter ending September 30, 2009, and (z) 2.00 to 1.00 for the fiscal quarter ending December 31, 2009 and thereafter.
The bank holds a security interest in substantially all of our assets. At March 31, 2009, the balance of the Revolving Loan was $21,600,000. There was no outstanding balance on the Revolving Loan at March 31, 2008. Additionally, we had reserved $2,201,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance and $128,000 reserved for commercial letters of credit as of March 31, 2009. As of March 31, 2009, $16,071,000 was available under the Revolving Loan, and of this, $7,500,000 is reserved for use in the event our largest customer discontinues its current practice of having our receivables factored.
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
Receivable Discount Programs
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The discount under this program averaged 4.9% during fiscal 2009 and has allowed us to accelerate collection of receivables aggregating $72,299,000 by an average of 313 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest expense of $3,089,000 during fiscal 2009. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers.
In May 2008, one of these customers suspended the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will be reinstated or that a similar program with another customer will be established or continued.
Off Balance Sheet Arrangements
At March 31, 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Multi-year Vendor Agreements
We have or are renegotiating long-term agreements with many of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreements. These contracts typically require that we meet ongoing performance, quality and fulfillment requirements. Our contracts with major customers expire at various dates ranging through December 2012. There are Remanufactured Core purchase obligations with certain customers that expire at various dates through July 2011.
In March 2005, we entered into an agreement with a major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured imported alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s imported alternator and starter Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period. In the fourth quarter of fiscal 2008, the total credits to be issued was reduced to $9,940,000, resulting from the reconciliation of the number of Remanufactured Core inventory available at customer locations. The amount of credits issued is subject to adjustment if sales to the customer decrease in any quarter by more than an agreed upon percentage. The customer is obligated to purchase the Remanufactured or Used Cores in the customer’s inventory upon termination of the agreement for any reason. Currently, this agreement is being renegotiated pursuant to the sale or combination of two of our customers. As of March 31, 2009 and 2008, approximately $1,884,000 and $3,623,000, respectively, of credits remain to be issued. As we issue credits to this customer, we establish a long-term core inventory deposit account for the value of the Remanufactured Core inventory estimated to be on hand with the customer and subject to purchase upon termination of the agreement, and reduce revenue by the amount by which the credit exceeds the estimated Remanufactured Core inventory value.
In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the world’s largest automobile manufacturers to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We expanded our operations and built-up our inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, we also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in the each of the second quarters of fiscal 2007, 2008, and 2009. The remaining $600,000 is scheduled to be issued in the second fiscal quarter of fiscal 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.
In July 2006, we entered into an agreement with a new customer to become its primary supplier of alternators and starters. This agreement was amended in January 2008 to extend the contract period through January 31, 2011. As part of this amendment, we also agreed to accelerate $2,300,000 of promotional allowances provided under this agreement. These promotional allowances otherwise would have been earned by the customer during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.
The longer-term agreements strengthen our customer relationships and business base. However, they also result in a continuing concentration of our revenue sources among a few key customers and require a significant increase in our use of working capital to build inventory and increase production. This increased production causes significant increases in our inventories, accounts payable and employee base, and customer demands that we purchase their Remanufactured Core inventory can be a significant strain on our available capital. In addition, the marketing and other allowances that we have typically granted our customers in connection with these new or expanded relationships adversely impact the near-term revenues and associated cash flows from these arrangements. However, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
Capital Expenditures and Commitments
Our capital expenditures were $2,674,000 in fiscal 2009, including the capital expenditures acquired under capital leases. A significant portion of these expenditures relate to our IT equipment and improvements at our production facilities. We expect our fiscal 2010 capital expenditure to be approximately $1.5 million. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Contractual Obligations
The following summarizes our contractual obligations and other commitments as of March 31, 2009, and the effect such obligations could have on our cash flow in future periods:

	Payments Due by Period
		Less than	1 to 3	4 to 5	More than 5
Contractual obligations	Total	1 year	years	years	years
Capital (finance) lease obligations (1)	$3,208,000	$1,755,000	$1,258,000	$195,000	$—
Operating lease obligations (2)	14,110,000	2,664,000	5,120,000	3,187,000	3,139,000
Core purchase obligations (3)	3,131,000	2,892,000	168,000	50,000	21,000
Severance agreement and release (4)	115,000	115,000	—	—	—
Line of credit	21,600,000	21,600,000	—	—	—
Unrecognized tax benefits (5)	128,000	—	128,000	—	—
Other long-term obligations (6)	21,685,000	9,054,000	8,636,000	2,581,000	1,414,000

Total	$63,977,000	$38,080,000	$15,310,000	$6,013,000	$4,574,000

(1)	Capital Lease Obligations represent amounts due under finance leases of various types of machinery and computer equipment that are accounted for as capital leases.

(2)	Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, Malaysia, Singapore and Mexico.

(3)	Remanufactured Core Purchase Obligations represent our obligations to issue credits to two large and several smaller customers for the acquisition of the customers’ core inventory. Our agreement with one of our major customer is being renegotiated pursuant to the sale or combination of two of our customers.

(4)	Severance agreement and release obligations represent our obligation for salaries and other related expenses.

(5)	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $859,000 of income taxes payable has been excluded from the table above. However, long-term income taxes payable, included on our balance sheet, includes these uncertain tax positions, reduced by the associated federal deduction for state taxes.

(6)	Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for supply agreements to provide products over a defined period.
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
We recorded an accrual for $1,836,000 as of March 31, 2008, representing the estimated maximum value of the probable claim. In February 2008, we paid approximately $278,000 to the CBP, which included the payment of duties, fees, and interest on the value of certain components that were used in the remanufacture of the products shipped back to us. On May 6, 2008, we paid an additional $126,000 to the CBP covering duties, fees and interest on the value of certain components that were used in the remanufacture of the products shipped back to us during the period from April 1, 2007 to March 31, 2008. These payments reduced the accrued liability recorded in connection with the claim.

During the three months ended June 30, 2008, we received notification from the CBP stating that the prior disclosure had been reviewed and determined to be valid, therefore, no further penalties are likely to be assessed and the review was closed regarding remanufactured units shipped back to us from Malaysia. The accrual of $1,307,000 was reversed, reducing cost of goods sold for fiscal 2009.
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
Our primary interest rate exposure relates to our outstanding line of credit and receivables discount arrangements, which have interest costs that vary with interest rate movements. Our $40,000,000 credit facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. Based upon the $21,600,000 that was outstanding under our line of credit at March 31, 2009, an increase in interest rates of 1%, would have increased our annual net interest expense by $216,000. In addition, for each $100,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $500,000.
We are exposed to foreign currency exchange risk inherent in our anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian ringit, the Singapore dollar, and the Mexican peso. Our total foreign assets were $5,641,000 and $7,517,000 as of March 31, 2009 and 2008, respectively. In addition, as of March 31, 2009 and 2008, we had $787,000 and $854,000, respectively, due from our foreign subsidiaries. While these amounts are eliminated in consolidation, they impact our foreign currency translation gains and losses.
In fiscal 2009 and 2008, we have experienced immaterial gains relative to our transactions involving the Malaysian ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in pesos, fluctuations in the value of the peso are expected to have a growing level of impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the peso, in August 2005 we began to enter into forward foreign exchange contracts to exchange U.S. dollars for pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in fair values of foreign exchange contracts are reflected in current period earnings. Based upon our forward foreign exchange contracts related to the peso, an increase of 10% in exchange rates at March 31, 2009 would have increased our general and administrative expenses by approximately $561,000. During fiscal 2009, we recorded an increase in general and administrative expenses of $1,194,000, while in fiscal 2008, we recorded a decrease in general and administrative expenses of $152,000 associated with these forward exchange contracts.
Item 8 Financial Statements and Supplementary Data
The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 included herein.
Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A Controls and Procedures
a. Evaluation of Disclosure Controls and Procedures
We conducted an evaluation required by the Securities Exchange Act of 1934, as amended (“Exchange Act”), under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 13a-15(e) and 15d-15(e) of the Exchange Act, as of the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective.
b. Inherent Limitations Over Internal Controls
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Management does not expect, however, that the Company’s internal controls will prevent or detect all errors and fraud. Any control system, no matter how well designed and operated, is based upon certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of internal controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.
c. Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of March 31, 2009, based on the guidelines established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of this evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of March 31, 2009.
Ernst & Young LLP, the Company’s independent registered public accounting firm, assessed the effectiveness of our internal control over financial reporting as of March 31, 2009. Ernst & Young LLP, has issued an attestation report concurring with management’s assessment that is included on page 47 of this Annual Report.
d. Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).
Item 11. Executive Compensation
The information required by this item is incorporated by reference to the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder
Matters
The information required by this item is incorporated by reference to the Proxy Statement.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Proxy Statement.
Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Proxy Statement.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
a. Documents filed as part of this report:
     (1) Index to Consolidated Financial Statements:
     (3) Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”).

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

Number	Description of Exhibit	Method of Filing

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	Rights Agreement, dated as of February 24, 1998, by and between the Company and Continental Stock Transfer and Trust Company, as rights agent	Incorporated by reference to Exhibit 4.8 to the 1998 Registration Statement.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	1997 Form 10-K. Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Warrant to purchase common stock, dated April 20, 2000, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.29 to the 2001 10-K.

10.6	Amendment No. 1 to Warrant dated May 31, 2001, by and between the Company and Wells Fargo Bank, National Association	Incorporated by reference to Exhibit 10.32 to the 2001 10-K.

10.7	Form of Employment Agreement, dated February 14, 2003, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.42 to the 2003 10-K.

10.8	Letter Agreement, dated July 17, 2002, by and between the Company and Houlihan Lokey Howard & Zukin Capital	Incorporated by reference to Exhibit 10.43 to the 2003 10-K.

Number	Description of Exhibit	Method of Filing

10.9	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.10	Separation Agreement and Release, dated February 14, 2003, between the Company and Anthony Souza	Incorporated by reference to Exhibit 10.45 to the 2003 10-K.

10.11	Employment Agreement, dated April 1, 2003, between the Company and Charles Yeagley	Incorporated by reference to Exhibit 10.46 to the 2003 10-K.

10.12	Form of Warrant Cancellation Agreement and Release, dated April 30, 2003, between the Company and Wells Fargo Bank, N.A.	Incorporated by reference to Exhibit 10.47 to the 2003 10-K.

10.13	Form of Agreement, dated June 5, 2002, by and between the Company and Sun Trust Bank	Incorporated by reference to Exhibit 10.38 to the 2002 10-K.

10.14	Credit Agreement, dated May 28, 2004, between the Company and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K for the year ended March 31, 2004 (the “2004 10-K”).

10.15*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.16	Employment Agreement, dated November 1, 2003, between the Company and Bill Laughlin	Incorporated by reference to Exhibit 10.16 to the 2004 10-K.

10.17	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.18	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.19	Stock Purchase Agreement, dated February 28, 2001, between the Company and Mel Marks	Incorporated by reference to Exhibit 99.2 to Form 8-K filed with the SEC on March 29, 2001.

10.20	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.21	Amendment No. 1 to Employment Agreement, dated April 19, 2004, between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 25, 2005.

10.22	Third Amendment to Credit Agreement, dated as of April 10, 2006, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 24, 2006.

Number	Description of Exhibit	Method of Filing

10.23	Union Bank of California, N.A. Revolving Note, dated as of April 10, 2006, executed by Motorcar Parts of America, Inc. and Union Bank of California. N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on April 24, 2006.

10.24	Settlement Agreement and Mutual Release, Secured Promissory Note and Stock Pledge Agreement, all dated June 26, 2006, between the Company and Mr. Richard Marks	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on June 28, 2006.

10.25	Fourth Amendment to Credit Agreement, dated as of August 8, 2006, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 16, 2006.

10.26	Revolving Note, dated as of August 8, 2006, executed by Motorcar Parts of America, Inc. and Union Bank of California. N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 16, 2006.

10.27	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.28*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.29	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.30	Fifth Amendment to Credit Agreement, dated as of November 10, 2006, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 11, 2006.

10.31	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.32	Amendment No. 2 to Employment Agreement between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on December 7, 2006.

10.33	Sixth Amendment to Credit Agreement, dated as of March 21, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 29, 2007.

10.34	Side letter regarding Credit Agreement, dated March 21, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on March 29, 2007.

10.35	Non-revolving Note, dated March 21, 2007, executed by Motorcar Parts of America, Inc. in favor of Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.3 to Current Report on Form 8-K filed on March 29, 2007.

Number	Description of Exhibit	Method of Filing

10.36	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 18, 2007.

10.37	Seventh Amendment to Credit Agreement, dated as of June 27, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.37 to the 2007 Form 10-K.

10.38	Eighth Amendment to Credit Agreement, dated as of August 7, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.38 to the Form 10-Q filed on August 9, 2007.

10.39	Amended and Restated Credit Agreement, dated as of October 24, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 24, 2007.

10.40	First Amendment to Amended and Restated Credit Agreement, dated as of January 14, 2008, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on January 17, 2008.

10.41	Revolving Note, dated as of January 14, 2008, executed by Motorcar Parts of America, Inc. in favor of Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on January 17, 2008.

10.42	Letter Agreement between the Company and Mervyn McCulloch, dated February 6, 2008	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 6, 2008.

10.43	Amendment No. 3 to Employment Agreement between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on March 27, 2008.

10.44	Second Amendment to Amended and Restated Credit Agreement, dated as of May 13, 2008, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2008.

10.45	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.46	Fourth Amendment to Amended and Restated Credit Agreement, dated as of January 30, 2009, between the Company and Union Bank, N.A.	Incorporated by reference to Exhibit 10.2 to Quarterly Current Report on Form 10-Q filed February 9, 2009. Filed herewith.

10.47	Revolving Note, dated as of January 30, 2009, executed by the Company in favor of Union Bank, N.A.	Incorporated by reference to Exhibit 10.2 to Quarterly Current Report on Form 10-Q filed February 9, 2009. Filed herewith.

10.48	Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 6, 2009, between the Company and Union Bank, N.A.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 15, 2009.

Number	Description of Exhibit	Method of Filing

10.49*	Vendor Agreement dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2009.

10.50*	Core Amendment to Vendor Agreement, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2009.

10.51	Sixth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of June 8, 2009, between the Company and Union Bank, N.A.	Filed herewith.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 Form 10-K.

18.1	Preferability Letter to the Company from Grant Thornton LLP	Incorporated by reference to Exhibit 18.1 to the 2001 Form 10-K.

21.1	List of Subsidiaries	Filed herewith.

23.0	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Grant Thornton LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.
Dated: June 15, 2009	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 15, 2009	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	June 15, 2009

/s/ David Lee David Lee	Chief Financial Officer (Principal Financial Officer)	June 15, 2009

/s/ Kevin Daly Kevin Daly	Chief Accounting Officer (Principal Accounting Officer)	June 15, 2009

/s/ Mel Marks Mel Marks	Director	June 15, 2009

/s/ Scott Adelson Scott Adelson	Director	June 15, 2009

/s/ Rudolph Borneo Rudolph Borneo	Director	June 15, 2009

/s/ Philip Gay Philip Gay	Director	June 15, 2009

/s/ Duane Miller Duane Miller	Director	June 15, 2009

/s/ Jeffrey Mirvis Jeffrey Mirvis	Director	June 15, 2009

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES
March 31, 2009, 2008 and 2007

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting
The Board of Directors and Shareholders of Motorcar Parts of America, Inc.
     We have audited Motorcar Parts of America, Inc.’s internal control over financial reporting as of March 31, 2009 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Motorcar Parts of America, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
     In our opinion, Motorcar Parts of America, Inc. maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Motorcar Parts of America, Inc. as of March 31, 2009, and the related consolidated statements of operations, shareholders’ equity, and cash flows for the year ended March 31, 2009 and our report dated June 10, 2009 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
June 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Motorcar Parts of America, Inc.
We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2009 and 2008 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the years ended March 31, 2009 and 2008. Our audits also included the 2009 and 2008 financial statement schedule listed in the Index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2009 and 2008, and the consolidated results of their operations and their cash flows for the years ended March 31, 2009 and 2008 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related 2009 and 2008 financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc.’s internal control over financial reporting as of March 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2009, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
June 10, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders of
Motorcar Parts of America, Inc.
We have audited the accompanying consolidated statements of operations, changes in shareholders’ equity, and cash flows for the year ended March 31, 2007 of Motorcar Parts of America, Inc. and subsidiaries (the “Company”). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows for the year ended March 31, 2007 of Motorcar Parts of America, Inc. and subsidiaries in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, using the modified prospective transition method as of April 1, 2006.
Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. Schedule II is presented for purposes of additional analysis and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements for the year ended March 31, 2007 and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.
As described in Note 21, the Company has disclosed a possible underpayment of duties payable to the U.S. Customs and Border Protection.
/s/ GRANT THORNTON LLP
Irvine, California
June 28, 2007 (except for
Note 21 as to which the date
is October 15, 2007)

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash	$452,000	$1,935,000
Short-term investments	335,000	373,000
Accounts receivable — net	11,121,000	2,789,000
Inventory— net	27,923,000	32,707,000
Inventory unreturned	4,708,000	4,124,000
Deferred income taxes	8,277,000	5,657,000
Prepaid expenses and other current assets	1,355,000	1,608,000

Total current assets	54,171,000	49,193,000
Plant and equipment — net	13,997,000	15,996,000
Long-term core inventory	62,821,000	50,808,000
Long-term core inventory deposit	24,451,000	22,477,000
Long-term accounts receivable	—	767,000
Long-term deferred income taxes	989,000	1,357,000
Intangible assets — net	2,564,000	—
Other assets	595,000	810,000

TOTAL ASSETS	$159,588,000	$141,408,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$24,507,000	$32,401,000
Note payable	722,000	—
Accrued liabilities	1,451,000	2,200,000
Accrued salaries and wages	3,162,000	3,396,000
Accrued workers’ compensation claims	1,895,000	2,042,000
Income tax payable	1,158,000	392,000
Line of credit	21,600,000	—
Other current liabilities	1,624,000	954,000
Current portion of capital lease obligations	1,621,000	1,711,000

Total current liabilities	57,740,000	43,096,000
Deferred income, less current portion	—	122,000
Deferred core revenue	5,934,000	2,927,000
Deferred gain on sale-leaseback	843,000	1,340,000
Other liabilities	587,000	265,000
Capitalized lease obligations, less current portion	1,401,000	2,565,000

Total liabilities	66,505,000	50,315,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 11,962,021 and 12,070,555 shares issued and outstanding at March 31, 2009 and 2008, respectively	120,000	121,000
Additional paid-in capital	92,459,000	92,663,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Shareholder note receivable	—	(682,000)
Accumulated other comprehensive (loss) income	(1,984,000)	360,000
Retained earnings (accumulated deficit)	609,000	(3,248,000)

Total shareholders’ equity	93,083,000	91,093,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$159,588,000	$141,408,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
Net sales	$134,866,000	$133,337,000	$136,323,000
Cost of goods sold	95,319,000	96,117,000	115,040,000

Gross profit	39,547,000	37,220,000	21,283,000
Operating expenses:
General and administrative	19,479,000	19,746,000	18,185,000
Sales and marketing	5,242,000	3,456,000	4,116,000
Research and development	1,993,000	1,267,000	1,457,000
Impairment of goodwill	2,191,000	—	—

Total operating expenses	28,905,000	24,469,000	23,758,000

Operating income (loss)	10,642,000	12,751,000	(2,475,000)
Other expense (income):
Interest expense	4,215,000	5,514,000	5,996,000
Interest income	(19,000)	(66,000)	(83,000)

Income (loss) before income tax expense (benefit)	6,446,000	7,303,000	(8,388,000)
Income tax expense (benefit)	2,589,000	2,696,000	(3,432,000)

Net income (loss)	$3,857,000	$4,607,000	$(4,956,000)

Basic net income (loss) per share	$0.32	$0.40	$(0.59)

Diluted net income (loss) per share	$0.32	$0.39	$(0.59)

Weighted average number of shares outstanding:
Basic	11,995,622	11,522,326	8,348,069

Diluted	12,086,126	11,808,219	8,348,069

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
For the years ended March 31, 2009, 2008 and 2007

			Additional Paid-	Additional Paid-		Accumulated Other	Retained Earnings
	Common Stock		in Capital	in Capital	Shareholder Note	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Common Stock	Warrants	Receivable	Income (Loss )	Deficit)	Total	Income (Loss)
Balance at March 31, 2006	8,316,105	$83,000	$54,326,000	$—	$—	$85,000	$(2,899,000)	$51,595,000
Exercise of options	57,017	1,000	293,000	—	—	—	—	294,000
Tax benefit from employee stock options exercised	—	—	172,000	—	—	—	—	172,000
Impact of tax benefit on APIC pool	—	—	(107,000)	—	—	—	—	(107,000)
Compensation recognized under employee stock plans	—	—	1,557,000	—	—	—	—	1,557,000
Shareholder note receivable	—	—	—	—	(682,000)	—	—	(682,000)
Unrealized gain on investments	—	—	—	—	—	82,000	—	82,000	$82,000
Foreign currency translation	—	—	—	—	—	(127,000)	—	(127,000)	(127,000)
Net loss	—	—	—	—	—	—	(4,956,000)	(4,956,000)	(4,956,000)

Comprehensive Loss									$(5,001,000)

Balance at March 31, 2007	8,373,122	84,000	56,241,000	—	(682,000)	40,000	(7,855,000)	47,828,000

Exercise of options	55,524	1,000	262,000	—	—	—	—	263,000
Tax benefit from employee stock options exercised	—	—	162,000	—	—	—	—	162,000
Impact of tax benefit on APIC pool	—	—	(44,000)	—	—	—	—	(44,000)
Compensation recognized under employee stock plans	—	—	1,052,000	—	—	—	—	1,052,000
Common stock and warrants issued upon PIPE offering, net of expenses	3,641,909	36,000	34,990,000	1,879,000				36,905,000
Unrealized loss on investments	—	—	—	—	—	(120,000)	—	(120,000)	$(120,000)
Foreign currency translation	—	—	—	—	—	440,000	—	440,000	440,000
Net income	—	—	—	—	—	—	4,607,000	4,607,000	4,607,000

Comprehensive Income									$4,927,000

Balance at March 31, 2008	12,070,555	121,000	92,663,000	1,879,000	(682,000)	360,000	(3,248,000)	91,093,000

Compensation recognized under employee stock plans	—	—	508,000	—	—	—	—	508,000
Retirement of common stock in satisfaction of shareholder note receivable	(108,534)	(1,000)	(712,000)		682,000			(31,000)
Unrealized loss on investments	—	—	—	—	—	(64,000)	—	(64,000)	$(64,000)
Foreign currency translation	—	—	—	—	—	(2,280,000)	—	(2,280,000)	(2,280,000)
Net income	—	—	—	—	—	—	3,857,000	3,857,000	3,857,000

Comprehensive Income									$1,513,000

Balance at March 31, 2009	11,962,021	$120,000	$92,459,000	$1,879,000	$—	$(1,984,000)	$609,000	$93,083,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities:
Net income (loss)	$3,857,000	$4,607,000	$(4,956,000)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	3,136,000	2,960,000	2,323,000
Impairment of goodwill	2,191,000	—	—
Amortization of intangible assets	326,000	—	—
Amortization of deferred gain on sale-leaseback	(521,000)	(518,000)	(518,000)
Provision for inventory reserves	36,000	1,017,000	379,000
Provision for (recovery of) customer payment discrepencies	915,000	(294,000)	(71,000)
Provision for doubtful accounts	225,000	124,000	175,000
Deferred income taxes	(2,252,000)	1,571,000	(3,444,000)
Share-based compensation expense	508,000	1,052,000	1,557,000
Impact of tax benefit on APIC pool	—	44,000	107,000
Shareholder note receivable	—	—	(682,000)
Gain on redemption of short-term investment	—	(211,000)	—
Loss on disposal of assets	4,000	45,000	—
Changes in current assets and liabilities:
Accounts receivable	(9,789,000)	(1,127,000)	11,538,000
Inventory	6,833,000	(1,103,000)	(936,000)
Inventory unreturned	(584,000)	(238,000)	(2,938,000)
Income tax receivable	—	1,675,000	(1,668,000)
Prepaid expenses and other current assets	369,000	296,000	(949,000)
Other assets	207,000	(301,000)	(97,000)
Accounts payable and accrued liabilities	(10,179,000)	(10,839,000)	21,702,000
Income tax payable	870,000	137,000	(738,000)
Credit due customer	—	—	(1,793,000)
Deferred core revenue	3,007,000	1,352,000	1,575,000
Long-term accounts receivable	767,000	—	—
Long-term core inventory	(9,894,000)	(9,082,000)	(8,670,000)
Long-term core inventory deposits	(1,974,000)	(860,000)	(20,791,000)
Other liabilities	864,000	(346,000)	(418,000)

Net cash used in operating activities	(11,078,000)	(10,039,000)	(9,313,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(2,317,000)	(1,962,000)	(5,887,000)
Purchase of businesses	(7,462,000)	—	—
Change in short term investments	(67,000)	486,000	(117,000)

Net cash used in investing activities	(9,846,000)	(1,476,000)	(6,004,000)
Cash flows from financing activities:
Borrowings under line of credit	52,310,000	48,700,000	50,636,000
Repayments under line of credit	(30,710,000)	(71,500,000)	(34,136,000)
Payments on capital lease obligations	(1,868,000)	(1,664,000)	(1,531,000)
Exercise of stock options	—	262,000	294,000
Excess tax benefit from employee stock options exercised	—	162,000	172,000
Proceeds from issuance of common stock and warrants	—	40,061,000	—
Stock issuance costs	—	(3,156,000)	—
Impact of tax benefit on APIC pool	—	(44,000)	(107,000)

Net cash provided by financing activities	19,732,000	12,821,000	15,328,000
Effect of exchange rate changes on cash	(291,000)	280,000	(62,000)

Net (decrease) increase in cash and cash equivalents	(1,483,000)	1,586,000	(51,000)
Cash and cash equivalents — Beginning of period	1,935,000	349,000	400,000

Cash and cash equivalents — End of period	$452,000	$1,935,000	$349,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$4,048,000	$5,421,000	$5,807,000
Income taxes	3,404,000	(1,344,000)	1,995,000
Non-cash investing and financing activities:
Property acquired under capital lease	$357,000	$743,000	$371,000
Holdback on purchase of businesses	800,000	—	—
Note payable on purchase of business	722,000	—	—
Retirement of common stock in satisfaction of shareholder note receivable	682,000	—	—
The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
for the years ended March 31, 2009, 2008 and 2007
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
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd., Motorcar Parts de Mexico, S.A. de C.V. and Motorcar Parts of Canada, Inc. All significant inter-company accounts and transactions have been eliminated.
Reclassifications
Certain items in the Consolidated Balance Sheet for the fiscal year ended March 31, 2008 have been reclassified to conform to fiscal 2009 classifications.
Cash
The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and U.S. dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts translated into U.S. dollars at March 31, 2009 and 2008 were $198,000 and $278,000, respectively.
Accounts Receivable
The allowance for doubtful accounts is developed based upon several factors including customer credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Accounts receivable are written off only when all collection attempts have failed. The Company does not require collateral for accounts receivable.
The Company has receivable discount programs that have been established with certain customers and their respective banks. Under these programs, the Company has the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. Once the customer chooses which outstanding invoices are going to be made available for factoring, the Company can accept or decline the bundle of invoices provided. The factoring agreements are non-recourse, and funds cannot be reclaimed by the customer or its bank after the related invoices have been factored.

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
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses them as period costs as required in Financial Accounting Standards Board (“FASB”) Statement No. 151, Inventory Costs, an amendment of Accounting Research Bulletin (“ARB”) No. 43, Chapter 4 (“SFAS No. 151”). For the years ended March 31, 2009 and 2008, costs of approximately $2,019,000 and $1,599,000, respectively, were considered abnormal and thus excluded from the cost calculation and charged directly to cost of sales.
The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company reviews inventory on a monthly basis to identify excess quantities and part numbers that are experiencing a reduction in demand. In general, part numbers with quantities representing a one to three-year supply are partially reserved for at rates based upon management’s judgment and consistent with historical rates. Any part numbers with quantities representing more than a three-year supply are reserved for at a rate that considers possible scrap and liquidation values and may be as high as 100% of cost if no liquidation market exists for the part.
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
The Company applies the guidance provided by the Emerging Issues Task Force (“EITF”) Issue No. 02-16, Accounting by a Customer (Including a Reseller) for Cash Consideration Received from a Vendor (“EITF No. 02-16”), by recording vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.
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
Long-term Core Inventory Deposit
The long-term core inventory deposit account represents the value of Remanufactured Cores the Company purchased from customers, which are held by the customers and remain on the customers’ premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one-time basis or over an agreed-upon period. The credits against the customer’s receivable are based upon the Remanufactured Core purchase price previously established with the customer. At the same time, the Company records the long-term core inventory deposit for the Remanufactured Cores purchased at its cost, determined as noted under Long-term Core Inventory. The long-term core inventory deposit is stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current cost, determined as noted under Long-term Core Inventory. The difference between the credit granted and the cost of the long-term core inventory deposit is treated as a sales allowance reducing revenue as required under EITF No. 01-9, Accounting for Consideration Given by a Vendor to a Customer (Including a Reseller of the Vendor’s Products, (“EITF No. 01-9”). When the purchases are made over an agreed-upon period, the long-term core inventory deposit is recorded at the same time the credit is issued to the customer for the purchase of the Remanufactured Cores.
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
Income Taxes
The Company accounts for income taxes in accordance with guidance issued by the FASB in SFAS No. 109, Accounting for Income Taxes, which requires the use of the liability method of accounting for income taxes.
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
Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. In evaluating this ability, management considers the Company’s long-term agreements with each of its major customers that expire at various dates through December 2012 and the Company’s Remanufactured Core purchase obligations with certain customers that expire at various dates through July 2011. Based on management’s forecast of the Company’s future operating results, management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management periodically compares its forecasts to actual results, and there can be no assurance that the forecasted results will be achieved.
On April 1, 2007 the Company adopted the Provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).
Plant and Equipment
Plant and equipment are stated at cost, less accumulated depreciation and amortization. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation and amortization are provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are amortized over a range from seven to ten years. Office equipment and fixtures are amortized over a range from three to ten years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

Goodwill
The Company accounts for goodwill under the guidance set forth in SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), which specifies that goodwill and indefinite-lived intangibles should not be amortized. The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price in the Company’s common stock.
Intangible Assets
The Company’s intangible assets other than goodwill are finite-lived and amortized on a straight-line basis over their respective useful lives, and are analyzed for impairment under the guidance set forth in SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets (“SFAS No. 144”) when and if indicators of impairment exist.
Foreign Currency Translation
For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations are translated into the reporting currency (U.S. dollar) at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year in accordance with SFAS No. 52, Foreign Currency Translation. The accumulated foreign currency translation adjustment is presented as a component of Other Comprehensive Income in the Consolidated Statement of Shareholders’ Equity.
Revenue Recognition
The Company recognizes revenue when performance by the Company is complete and all of the following criteria established by the Staff of the SEC in Staff Accounting Bulletin No. 104, Revenue Recognition (“SAB No. 104”), have been met:
•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.
For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized on the estimated or actual date of delivery. The Company includes shipping and handling charges in its gross invoice price to customers and classifies the total amount as revenue in accordance with EITF No. 00-10, Accounting for Shipping and Handling Fees and Costs (“EITF No. 00-10”). Shipping and handling costs are recorded as cost of sales.
Unit value revenue is recorded based on the Company’s price list, net of applicable discounts and allowances. The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists (“SFAS No. 48”). The Company reduces revenue and cost of sales for the unit value of goods sold that are expected to be returned based on a historical return analysis and information obtained from customers about current stock levels.
The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in approximately 95% of the remanufactured alternators and starters sold being replaced by similar Used Cores sent back for credit by customers under the Company’s core exchange program. Accordingly, the Company excludes the value of Remanufactured Cores from revenue by applying SFAS No. 48 by analogy.
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
The Company has agreed in the past and may in the future agree to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue as required under EITF No. 01-9. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2009 and 2008 Remanufactured Core revenue of $5,934,000 and $2,927,000, respectively, was deferred.
Marketing Allowances
The Company records the cost of all marketing allowances provided to its customers in accordance with EITF No. 01-09. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See “Note 13. Commitments and Contingencies” for a more complete description of all marketing allowances.
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising expenses for the fiscal years ended March 31, 2009, 2008 and 2007 were $227,000, $95,000, and $201,000, respectively.
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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Years ended March 31,
	2009	2008	2007
Net income (loss)	$3,857,000	$4,607,000	$(4,956,000)

Basic shares	11,995,622	11,522,326	8,348,069
Effect of dilutive stock options and warrants	90,504	285,893	—

Diluted shares	12,086,126	11,808,219	8,348,069

Net income (loss) per share:
Basic	$0.32	$0.40	$(0.59)

Diluted	$0.32	$0.39	$(0.59)

For the year ended March 31, 2009, the effect of dilutive options and warrants excludes 1,249,900 options and 546,283 warrants with exercise prices ranging from $6.11 to $15.00. For the year ended March 31, 2008, the effect of dilutive options and warrants excludes 294,039 options and 546,283 warrants with exercise prices ranging from $11.50 to $19.13 per share. For the year ended March 31, 2007, the effect of dilutive options and warrants excludes 1,270,649 options with exercise prices ranging from $1.10 to $19.13 per share.
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

Stock Options and Share-Based Payments
Effective April 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123(R)”) using the modified prospective application method of transition for all its stock-based compensation plans. The modified prospective application method of transition requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered from April 1, 2006 forward.
In November 2005, the FASB issued Staff Position (FSP) FAS 123 (R)-3, Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123 (R)-3”). FSP 123 (R)-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of SFAS No. 123(R). The Company had significant vested options on their adoption date of SFAS 123(R) and therefore has elected to compute its APIC pool as described in paragraph 81 of SFAS 123(R). The excess tax benefits for the years ended March 31, 2009, 2008 and 2007 (determined based on the requirements of paragraph 81 of SFAS 123(R)) are presented as a cash outflow from operations and a cash inflow from financing activities.
The fair value of stock options used to compute stock-based compensation expense, which is reflected in reported results under SFAS No. 123(R), is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 84,000, 58,000 and 411,500 shares of common stock were granted during the years ended March 31, 2009, 2008 and 2007, respectively.
The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Years ended March 31,
	2009	2008	2007
Weighted average risk free interest rate	2.61%	4.08%	4.64%
Weighted average expected holding period (years)	5.15	3.18	5.90
Weighted average expected volatility	40.95%	24.74%	40.54%
Weighted average expected dividend yield	—%	—%	—%
Weighted average fair value of options granted	$2.08	$2.69	$5.59
Credit Risk
The majority of the Company’s sales are to leading automotive after market parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance at March 31, 2009.
Deferred Compensation Plan
The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary, bonuses and commission. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The Company did not redeem any short-term investments during the year ended March 31, 2009, and redeemed $634,000 of short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2008. The carrying value of plan assets was $335,000 and $373,000, and deferred compensation obligation was $335,000 and $373,000 at March 31, 2009 and 2008, respectively. During the year ended March 31, 2009 a reduction in expense of $92,000 was recorded related to the deferred compensation plan, while expense of $40,000 was recorded during the year ended March 31, 2008.

Comprehensive Income or Loss
SFAS No. 130, Reporting Comprehensive Income, established standards for the reporting and display of comprehensive income or loss and its components in a full set of general purpose financial statements. Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments and unrealized gains or losses on short-term investments. The Company has presented comprehensive income or loss on the Consolidated Statement of Shareholders’ Equity.
Fair Value Measurements
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurement. SFAS No. 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007. However, a FASB Staff Position issued in February 2008, delayed the effectiveness of SFAS No. 157 for one year, but only as applied to nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 on April 1, 2008 did not have an impact on the Company’s financial position, results of operations or cash flows. We will adopt the provisions of SFAS No. 157 as it relates to nonfinancial assets and nonfinancial liabilities on April 1, 2009. The adoption is not expected to have any material impact on the Company’s financial position, results of operations or cash flows.
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
The following table summarizes the valuation of the Company’s short-term investments, deferred compensation and financial instruments by the above SFAS No. 157 categories as of March 31, 2009:

		Fair Value Measurements
	Fair Value at	Using Inputs Considered as
	March 31, 2009	Level 1	Level 2	Level 3
Assets
Short-term investments	$335,000	$335,000	—	—

Liabilities
Deferred compensation	335,000	335,000	—	—
Forward foreign currency exchange contracts	1,048,000	—	$1,048,000	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the fiscal years ended March 31, 2009 and 2008, an increase of $1,194,000 and a decrease of $152,000, respectively, in general and administrative expenses was recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. The fair value adjustments of $1,048,000 is included in other current liabilities in the Consolidated Balance Sheets at March 31, 2009.
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
New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) applies to any transaction or other event that meets the definition of a business combination. Where applicable, SFAS No. 141(R) establishes principles and requirements for how the acquirer recognizes and measures identifiable assets acquired, liabilities assumed, non-controlling interest in the acquiree and goodwill or gain from a bargain purchase. In addition, SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. In April 2009, the FASB issued FSP 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies, (“FSP 141(R)-1”), which modified the guidance in SFAS No. 141(R) related to contingent assets and contingent liabilities. Also in December 2007, the FASB issued Statement No. 160, Non-controlling Interests in Consolidated Financial Statements (“SFAS No. 160”). This Statement amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to establish accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 141(R), as modified by FSP 141(R)-1, and SFAS No. 160 are required to be adopted simultaneously and are effective for the first annual reporting period beginning on or after December 15, 2008 with earlier adoption being prohibited. The Company will adopt both SFAS No. 141(R), as modified by FSP 141(R)-1, and SFAS No. 160 on April 1, 2009. There are no non-controlling interests in the Company’s subsidiaries, therefore the adoption of SFAS No. 160 is not expected to have any impact. The adoption of SFAS No. 141(R), as modified by FSP 141(R)-1, will change the Company’s accounting treatment for business combinations on a prospective basis.
In March 2008, the FASB issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. SFAS No. 161 encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company adopted SFAS No. 161 on January 1, 2009, which did not have any material impact on the Company’s consolidated financial statements. See Note 12 for required disclosures related to derivative instruments and hedging activities.
In April 2009, the FASB issued FASB Staff Position (“FSP”) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 require that publicly traded companies include the fair value disclosures required by SFAS No. 107 in their interim financial statements and is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company does not expect the adoption of FSP 107-1 and APB 28-1 on April 1, 2009 to have any material impact on its consolidated financial statements and required disclosures.
In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP 157-4”). FSP 157-4 provides guidance regarding how to determine whether there has been a significant decrease in the volume and level of activity for the asset or liability when compared with normal market activity for the asset or liability. In such situations, an entity may conclude that transactions or quoted prices may not be determinative of fair value, and may adjust the transactions or quoted prices to arrive at the fair value of the asset or liability. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, and must be applied prospectively. The Company does not expect the adoption of FAS 157-4 on April 1, 2009 to have any material impact on its consolidated financial statements or required disclosures.
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS No. 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. The Company does not expect the adoption of SFAS No. 165 on June 30, 2009 to have any material impact on its consolidated financial statements or required disclosures.

3. Acquisitions
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

The definitive purchase agreement was amended on May 16, 2008. The amendment provided for an additional contingent consideration of up to $400,000 to AIM if the net sales to certain customers exceed an agreed upon dollar threshold during the period June 1, 2008 to May 31, 2009. The net sales to these customers did not exceed the agreed upon threshold and hence the Company does not expect any additional payment under this definitive purchase agreement.
On August 22, 2008, the Company completed the acquisition of certain assets of Suncoast Automotive Products, Inc. (“SCP”), specifically its operation which produced new and remanufactured alternators and starters for the automotive, industrial and heavy duty after-markets. These products were sold under the SCP™ brand name. The acquisition was consummated pursuant to a signed asset purchase agreement, dated August 13, 2008.
The Company believes the acquisition of SCP enhances the Company’s market share in North America. Proforma information is not presented as the assets, results of operations and purchase price of SCP were not significant to the Company’s consolidated financial position or results of operations, individually or in the aggregate with the acquisition of AIM.

The following table reflects the preliminary allocation of the purchase price:

Consideration and acquisition costs:
Cash consideration	$2,448,000
Purchase price hold back	300,000
Note payable	1,293,000
Acquisition costs	279,000

$4,320,000

Purchase price allocation:
Accounts receivable, net of allowances	$(95,000)
Inventory	1,366,000
Trademarks	156,000
Customer relationships	970,000
Non-compete agreements	61,000
Goodwill	1,862,000

Total purchase price	$4,320,000

The note payable to SCP of $1,293,000 bears interest at prime plus 1% and is payable in monthly installments of $100,000 beginning in October 2008. During the year ended March 31, 2009, principal and interest of $571,000 and $29,000, respectively, was paid on the note payable to SCP.
The results of operations of certain assets acquired from AIM and SCP are included in the Consolidated Statement of Operations from their respective acquisition dates.
4. Goodwill and Intangible Assets
The Company accounts for goodwill under the guidance set forth in SFAS No. 142, which specifies that goodwill and indefinite-lived intangibles should not be amortized. The Company evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price in the Company’s common stock. In addition, the Company identified a single reporting unit (the Company itself) in accordance with SFAS No. 142, as it had not identified any components of the Company beneath the one operating segment described in Note 1.
The goodwill impairment test is a two-step impairment test. In the first step, the Company compares the fair value of the reporting unit to its carrying value. If the fair value of the reporting unit exceeds the carrying value of the net assets assigned to the reporting unit, goodwill is not impaired and therefore, the Company is not required to perform further testing. If the carrying value of the net assets assigned to the reporting unit exceeds the fair value of the reporting unit, then the Company must perform the second step in order to determine the implied fair value of the reporting unit’s goodwill and compare it to the carrying value of the reporting unit’s goodwill.
The Company’s market capitalization in the third quarter of fiscal 2009 decreased significantly, which represented a possible triggering event for potential goodwill impairment. Accordingly, the Company performed an interim goodwill impairment test in accordance with SFAS No. 142.
For the third quarter 2009 interim impairment test, the Company determined the fair value of the reporting unit based on an equal weighting of: (1) a market capitalization approach, (2) a discounted cash flow analysis, and (3) a market approach. The market capitalization is calculated by multiplying the average share price of the Company’s common stock for the last 30 days prior to the measurement date by the number of outstanding common shares and adding a control premium. The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of the reporting unit and applying a 3% terminal growth rate. The present value of estimated discounted future cash flows is determined using significant estimates of revenue and costs for the reporting unit, driven by assumed growth rates, as well as appropriate discount rates. The discount rate of 15% was determined using a weighted-average cost of capital that incorporates long-term government bonds, effective cost of debt, and the cost of equity of similar guideline companies. The market approach is calculated using market multiples and comparable transaction data for guidelines companies. The guideline information was based on publicly available information. A valuation multiple was selected based on a financial benchmarking analysis that compared the reporting unit’s benchmark result with the guideline information. In addition to these financial considerations, qualitative factors such as business descriptions, market served, and profitability were considered in the ultimate selection of the multiple used to estimate a value on a minority basis. A control premium was applied to the minority basis value to arrive at the reporting unit’s estimated fair value on a controlling basis. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. The Company has performed a sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion.
Based on this interim assessment, the Company concluded that, as of December 31, 2008, the carrying value of the Company’s reporting unit exceeded its fair value under step one of the test and proceeded to step two. Under step two, the Company determined that goodwill was fully impaired as the carrying value of $2,191,000, including the fourth quarter adjustment of $100,000, exceeded the implied fair value of zero, and therefore recorded a pre-tax, non-cash goodwill impairment charge of $2,191,000 as disclosed in the Consolidated Statements of Operations in the third quarter of fiscal 2009. After recording the impairment charge, the Company had no goodwill remaining on its Consolidated Balance Sheet as of March 31, 2009.
The following is a summary of the Company’s intangible assets as of March 31, 2009, which resulted from the acquisitions of AIM and SCP during the year ended March 31, 2009. The Company had no goodwill or intangible assets at March 31, 2008.

		March 31, 2009		March 31, 2008
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Trademarks	5 - 7 years	$368,000	$45,000	$—	$—
Customer relationships	7 years	2,411,000	265,000	—	—
Non-compete agreements	5 years	111,000	16,000	—	—

Total		$2,890,000	$326,000	$—	$—
Amortization expense related to intangible assets was $326,000 during the year ended March 31, 2009. The aggregate estimated amortization expense for intangible assets is as follows:

Year ending March 31,
2010	$428,000
2011	428,000
2012	428,000
2013	428,000
2014	393,000
Thereafter	459,000

Total	$2,564,000

5. Short-Term Investments
The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. As of March 31, 2009 and 2008, the fair market value of the short-term investments was $335,000 and $373,000, and the liability to plan participants was $335,000 and $373,000, respectively.
6. Accounts Receivable — Net
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

Accounts receivable — net is comprised of the following at March 31:

	2009	2008
Accounts receivable — trade	$40,126,000	$25,740,000
Allowance for bad debts	(243,000)	(18,000)
Customer allowances earned	(5,109,000)	(2,178,000)
Customer payment discrepancies	(681,000)	(492,000)
Customer finished goods returns accruals	(10,097,000)	(7,977,000)
Customer core returns accruals	(12,875,000)	(12,286,000)

Less: total accounts receivable offset accounts	(29,005,000)	(22,951,000)

Total accounts receivable — net	$11,121,000	$2,789,000

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
Change in the Company’s warranty return accrual is as follows at March 31:

	2009	2008
Balance at beginning of period	$(2,824,000)	$(3,455,000)
Charged to expense	31,995,000	29,373,000
Amounts processed	(32,223,000)	(30,004,000)

Balance at end of period	$(2,596,000)	$(2,824,000)

7. Inventory
Non-core inventory, Inventory unreturned, Long-term core inventory, Long-term core inventory deposit is comprised of the following at March 31:

	2009	2008
Non-core inventory

Raw materials	$9,810,000	$11,406,000
Work-in-process	56,000	155,000
Finished goods	19,643,000	23,206,000

	29,509,000	34,767,000
Less allowance for excess and obsolete inventory	(1,586,000)	(2,060,000)

Total	$27,923,000	$32,707,000

Inventory unreturned	$4,708,000	$4,124,000

Long-term core inventory
Used cores held at company’s facilities	$17,580,000	$12,630,000
Used cores expected to be returned by customers	2,799,000	2,255,000
Remanufactured cores held in finished goods	15,536,000	15,407,000
Remanufactured cores held at customers locations	27,501,000	21,218,000

	63,416,000	51,510,000
Less allowance for excess and obsolete inventory	(595,000)	(702,000)

Total	$62,821,000	$50,808,000

Long-term core inventory deposit	$24,451,000	$22,477,000

8. Plant and Equipment
Plant and equipment, at cost, are as follows at March 31:

	2009	2008
Machinery and equipment	$25,798,000	$25,360,000
Office equipment and fixtures	5,499,000	5,763,000
Leasehold improvements	6,187,000	6,582,000

	37,484,000	37,705,000
Less accumulated depreciation and amortization	(23,487,000)	(21,709,000)

Total	$13,997,000	$15,996,000

Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $4,967,000 and $6,295,000 at March 31, 2009 and 2008, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.
9. Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer
In May 2004, the Company and its largest customer entered into a four-year agreement. Under the significant terms of this agreement, the Company became the primary supplier of imported alternators and starters for eight of this customer’s distribution centers and agreed to sell this customer certain products on a “pay-on-scan” (“POS”) basis. Under the significant terms of the POS arrangement, the Company was entitled to receive payment upon the sale of products to end users by the customer. As part of the 2004 agreement, the parties agreed to use reasonable commercial efforts to convert the overall purchasing relationship to a POS arrangement by April 2006, and, if the POS conversion was not fully accomplished by that time, the Company agreed to convert $24,000,000 of this customer’s inventory to a POS arrangement by purchasing this inventory through the issuance of credits of $1,000,000 per month over a 24-month period ending April 2008.
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
10. Capital Lease Obligations
The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2009	2008
Cost	$7,213,000	$8,289,000
Less: accumulated amortization	(4,129,000)	(3,909,000)

Total	$3,084,000	$4,380,000

Future minimum lease payments at March 31, 2009 for the capital leases are as follows:

Year ending March 31,
2010	$1,755,000
2011	996,000
2012	262,000
2013	153,000
2014	42,000
Thereafter	—

Total minimum lease payments	3,208,000
Less amount representing interest	(186,000)

Present value of future minimum lease payment	3,022,000
Less current portion	(1,621,000)

$1,401,000

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
Assets financed under the agreement had a net book value of $1,517,000. The difference between the financing provided, which was based on the fair market value of the equipment, and the net book value of the equipment financed was accounted for as a deferred gain on the sale-leaseback agreement. The deferred gain is being amortized at a monthly rate of $43,000 over the estimated five year life of the capital lease asset and is accounted for as an offset to general and administrative expenses. At March 31, 2009 and 2008, the deferred gain remaining to be amortized was $843,000 and $1,340,000, respectively.
11. Line of Credit and Factoring Agreements
On October 24, 2007, the Company entered into an amended and restated credit agreement (the “Credit Agreement”) with its bank. Under the Credit Agreement, the bank continues to provide the Company with a revolving loan (the “Revolving Loan”) of up to $35,000,000, including obligations under outstanding letters of credit, which may not exceed $7,000,000. In January 2008, the Company entered into an amendment to the Credit Agreement with its bank. This amendment extended the expiration date of the credit facility to October 1, 2009.
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
In April 2009, the Company entered into a fifth amendment to the Credit Agreement with the Company’s bank. This amendment allows the company to use usance (deferred payment) letters of credit, and among other things, requires the Company to instruct that any purchaser of the Company’s accounts receivable is to remit payments directly to the Company’s bank.
At March 31, 2009, the Company was not in compliance with certain of its Credit Agreement covenants requiring the Company to: (i) achieve EBITDA of not less than $4,500,000 for the fiscal quarter ended March 31, 2009 and (ii) achieve total EBITDA of not less than $19,500,000 for the four consecutive fiscal quarters ended March 31, 2009. In June 2009, the bank provided the Company with a waiver of these covenant defaults.
In addition, in conjunction with the June 2009 waiver, the Company entered into a sixth amendment to the Credit Agreement, dated as of June 8, 2009, with its bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 to be reserved by the Company’s bank against the Company’s Revolving Loan commitment amount and available in the event our largest customer is no longer having the receivables owed to us factored; (ii) amended the Company’s EBITDA covenant to require a minimum EBITDA of not less than $2,900,000 for the fiscal quarter ending June 30, 2009 and to $4,000,000 for each fiscal quarter thereafter; (iii) amended the Company’s trailing twelve month EBITDA covenant to require a minimum trailing twelve month EBITDA of not less than: (a) $12,500,000 for the four consecutive fiscal quarters ending June 30, 2009, (b) $11,250,000 for the four consecutive fiscal quarters ending September 30, 2009, (c) $12,500,000 for the four consecutive fiscal quarters ending December 31, 2009 and (d) $17,000,000 for the four consecutive fiscal quarters ending March 31, 2010 and thereafter; and (iv) amended the Company’s leverage ratio covenant to require that the Company maintain a leverage ratio of not greater than (x) 2.25 to 1.00 for the fiscal quarter ending June 30, 2009, (y) 2.50 to 1.00 for the fiscal quarter ending September 30, 2009, and (z) 2.00 to 1.00 for the fiscal quarter ending December 31, 2009 and thereafter.
The bank holds a security interest in substantially all of the Company’s assets. At March 31, 2009, the balance of the Revolving Loan was $21,600,000. There was no outstanding balance on the Revolving Loan at March 31, 2008. Additionally, the Company had reserved $2,201,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance and $128,000 reserved for commercial letters of credit as of March 31, 2009. As of March 31, 2009, $16,071,000 was available under the Revolving Loan, and of this, $7,500,000 is reserved for use in the event the Company’s largest customer discontinues its current practice of having the Company’s receivables factored.
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
Borrowings under the Revolving Loan bear interest at either the bank’s reference rate or London Interbank Offered Rate (“LIBOR”) as selected by the Company for the applicable interest period plus, in each case, an applicable margin which is determined quarterly on a prospective basis as below:

Leverage Ratio as of the End of the Fiscal Quarter
Greater Than or
Base Interest Rate Selected by the Company	Equal to 1.50 to 1.00	Less Than 1.50 to 1.00
Bank’s Reference Rate, plus	1.25% per year	1.0% per year
Bank’s LIBOR Rate, plus	2.5% per year	2.25% per year
Under two separate agreements executed with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The Company has an arrangement with one additional customer under which that customer’s receivables may also be sold at a discount. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $72,299,000 and $90,408,000 for the years ended March 31, 2009 and 2008, respectively, by an average of 313 days and 286 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the years ended March 31, 2009 and 2008 was 4.9% and 6.6%, respectively. The amount of the discount on these receivables, $3,089,000 and $4,387,000 for the years ended March 31, 2009 and 2008, respectively, was recorded as interest expense. In May 2008, one of these customers suspended the use of its receivable discount program, but has advised the Company that it may be in a position to re-open the use of this program sometime in the future.
12. Financial Risk Management and Derivatives
Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s production facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposure is from changes in the rate between the U.S. dollar and the Mexican peso related to the operation of the Company’s facility in Mexico. In August 2005, the Company began to enter into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific purchase requirements to fund those overseas facilities.
The Company enters into forward foreign currency exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign currency exchange contracts are designated for forecasted expenditure requirements to fund the overseas operations. These contracts expire in a year or less.
The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $7,224,000 and $7,303,000 and a nominal fair value at March 31, 2009 and 2008, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.
The following table shows the effect of the Company’s derivatives instruments on its Consolidated Statement of Operations for the fiscal year ended March 31:

		Location of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income
Derivatives Not Designated as Hedging	Recognized in Income	on Derivative
Instruments under Statement 133	on Derivative	2009
Forward foreign currency exchange contracts	General and administrative expenses	$(1,194,000)

Fair value adjustments of $1,048,000 are included in other current liabilities in the Consolidated Balance Sheet at March 31, 2009.
13. Commitments and Contingencies
The Company is involved in various legal proceedings arising in the normal course of conducting business. The Company believes the amounts provided in its consolidated financial statements, as prescribed by GAAP, are adequate in light of the probably and estimable liabilities. The resolution of those other proceedings is not expected to have a material impact on the Company’s results of operations or financial condition.
Operating Lease Commitments
The Company leases office and warehouse facilities in California, Tennessee, Malaysia, Singapore and Mexico under operating leases expiring through 2017. The Company also has short term contracts of one year or less covering its third party warehouses that provide for contingent payments based on the level of sales that are processed through the third party warehouse.
The Company’s warehouse distribution facility in Nashville, Tennessee was closed in the second quarter of fiscal 2008. The Company sub-leased this facility for the remainder of its lease term and accordingly, the future minimum rental payments were reduced by $358,000 for the remaining sub-leased period.
At March 31, 2009, the remaining future minimum rental payments under the above operating leases are as follows:

Year ending March 31,
2010	$2,664,000
2011	2,595,000
2012	2,525,000
2013	1,581,000
2014	1,606,000
Thereafter	3,139,000

Total minimum lease payments	$14,110,000

During fiscal years 2009, 2008 and 2007, the Company incurred total operating lease expenses of $2,792,000, $3,309,000 and $3,215,000, respectively.
Commitments to Provide Marketing Allowances under Long-Term Customer Contracts
The Company has or are renegotiating long-term agreements with many of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for its designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance, quality and fulfillment requirements, and one contract grants the customer the right to terminate the agreement at any time for any reason. The Company’s contracts with major customers expire at various dates through December 2012.
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

The following table presents the breakout of allowances, other than those reflected in “Note 9-Pay-on-Scan Arrangement; Termination of Pay-on-Scan Arrangement; and Inventory Transaction with Largest Customer” discussed above, recorded as a reduction to revenues in the years ended March 31:

	Years ended March 31,
	2009	2008	2007
Allowances incurred under long-term customer contracts	$9,002,000	$11,780,000	$11,863,000
Allowances related to a single exchange of product	11,725,000	10,427,000	14,100,000
Allowances related to core inventory purchase obligations	2,681,000	2,532,000	1,506,000

Total customer allowances recorded as a reduction of revenues	$23,408,000	$24,739,000	$27,469,000

The following table presents the commitments to incur allowances which will be recognized as a charge against revenue in accordance with the terms of the relevant long-term customer contracts:

Year ending March 31,
2010	$9,054,000
2011	6,549,000
2012	2,087,000
2013	1,433,000
2014	1,148,000
Thereafter	1,414,000

Total marketing allowances	$21,685,000

The Company has also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to an agreed upon schedule set forth in the agreements. Under the significant terms of the largest of these agreements, the Company agreed to acquire Remanufactured Core inventory by issuing $10,300,000 of credits over a five-year period that began in March 2005 (subject to adjustment if customer sales decrease in any quarter by more than an agreed upon percentage) on a straight-line basis. In the fourth quarter of fiscal 2008, the total credits to be issued was reduced to $9,940,000, resulting from the reconciliation of the number of Remanufactured Core inventory available at customer locations. Currently, this agreement is being renegotiated pursuant to the sale or combination of two of the Company’s customers. As of March 31, 2009 and 2008, approximately $1,884,000 and $3,623,000, respectively, of credits remains to be issued under this arrangement. As the Company issues these credits, it establishes a long-term asset account for the value of the Remanufactured Core inventory in customer hands and subject to customer purchase upon agreement termination, and reduces revenue by recognizing the amount by which the credit exceeds the estimated long-term core inventory value as a marketing allowance. The amounts charged against revenues under this arrangement in the years ended March 31, 2009, 2008 and 2007 were $334,000, $1,120,000 and $967,000, respectively. As of March 31, 2009 and 2008, the long-term core inventory deposit related to this agreement was approximately $4,253,000 and $2,848,000, respectively.
In the fourth quarter of fiscal 2005, the Company entered into a five-year agreement with one of the world’s largest automobile manufacturer to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. The Company expanded its operations and built-up its inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, the Company also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in each of the second quarters of fiscal 2007, 2008 and 2009. The remaining $600,000 is scheduled to be issued in the second fiscal quarter of fiscal 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that the Company must meet, a requirement that the Company provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason.

In July 2006, the Company entered into an agreement with a new customer to become its primary supplier of alternators and starters. This agreement was amended in January 2008 to extend the contract period through January 31, 2011. As part of this amendment, the Company also agreed to accelerate $2,300,000 of promotional allowances provided under this agreement. These promotional allowances otherwise would have been earned by the customer during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.
In addition, during the years ended March 31, 2009, 2008 and 2007, the Company charged approximately $914,000, $729,000 and $494,000, respectively, against revenues under the significant terms of the agreements with certain traditional customers. As of March 31, 2009 and 2008, approximately $513,000 and $959,000, respectively, of credits remains to be issued under these agreements.
The following table presents the customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term contracts:

Year ending March 31,
2010	$2,892,000
2011	110,000
2012	58,000
2013	30,000
2014	20,000
Thereafter	21,000

Total Remanufactured Core purchase obligations	$3,131,000

Workers Compensation Self Insurance
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
14. Major Customers and Suppliers
The Company’s five largest customers accounted for the following total percentage of net sales and accounts receivable for the fiscal years ended March 31:

	Years ended March 31,
Sales	2009	2008	2007
Customer A	49%	53%	64%
Customer B	10%	8%	6%
Customer C	10%	9%	8%
Customer D	13%	12%	9%
Customer E	10%	12%	10%

Accounts Receivable	2009	2008
Customer A	18%	19%
Customer B	19%	24%
Customer C	25%	31%
Customer D	28%	5%
Customer E	3%	11%
For the years ended March 31, 2009, 2008 and 2007, one supplier provided approximately 25%, 20% and 22% of the raw materials purchased, respectively. No other supplier accounted for more than 10% of the Company’s purchases.

15. Income Taxes
The income tax expense (benefit) for the years ended March 31 is as follows:

	Years ended March 31,
	2009	2008	2007
Current tax expense (benefit)
Federal	$2,831,000	$2,574,000	$(347,000)
State	1,260,000	(32,000)	(208,000)
Foreign	561,000	356,000	461,000

Total current tax expense (benefit)	4,652,000	2,898,000	(94,000)

Deferred tax expense (benefit)
Federal	(1,149,000)	(708,000)	(2,662,000)
State	(914,000)	506,000	(676,000)
Foreign	—	—	—

Total deferred tax benefit	(2,063,000)	(202,000)	(3,338,000)

Total income tax expense (benefit)	$2,589,000	$2,696,000	$(3,432,000)

Deferred income taxes consist of the following at March 31:

	2009	2008
Assets
Net operating loss carry-forwards	$242,000	$—
Accounts receivable valuation	2,404,000	1,086,000
Right of return reserve	427,000	974,000
Estimate for returns	1,109,000	410,000
Allowance for customer incentives	505,000	318,000
Inventory obsolescence reserve	866,000	1,100,000
Inventory capitalization	366,000	312,000
Vacation pay	215,000	200,000
Deferred compensation	133,000	183,000
Accrued bonus	596,000	598,000
Stock options	1,223,000	1,025,000
Intangible amortization	908,000	—
Deferred core revenue	1,108,000	1,166,000
Claims payable	485,000	813,000
Other	676,000	579,000

Total deferred tax assets	$11,263,000	$8,764,000

Liabilities
Deferred state tax	$(30,000)	$(13,000)
Prepaid expenses	(366,000)	(155,000)
Accelerated depreciation	(1,363,000)	(1,579,000)
Prepaid insurance	(238,000)	—
Other	—	(3,000)

Total deferred tax liabilities	$(1,997,000)	$(1,750,000)

Net deferred tax assets	$9,266,000	$7,014,000

Net current deferred income tax asset	$8,277,000	$5,657,000
Net long-term deferred income tax assets	989,000	1,357,000

Total	$9,266,000	$7,014,000

At March 31, 2009, the Company had no federal net operating loss carryforwards, and approximately $5.0 million of state net operating loss carryforwards. The utilization of these net operating loss carryforwards may be limited in a given year. The state net operating loss carryforwards expire between 2013 and 2026.
Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets.
For the year ended March 31, 2009, 2008, and 2007, the primary components of the Company’s income tax provision or benefit rates were (i) the current liability due to or current receivables due from federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years ended March 31,
	2009	2008	2007
Statutory federal income tax rate	34%	34%	34%
State income tax rate, net of federal benefit	4%	4%	6%
Foreign income taxed at different rates	(1)%	(2)%	2%
Other income tax	3%	1%	(1)%

	40%	37%	41%

During the current fiscal year, the Company recognized an increase of $267,000 in the FIN 48 liability for unrecognized tax benefits.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal 2005. There are currently no Internal Revenue Service (IRS) examinations taking place or scheduled.
The Company adopted the Provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) on April 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows at March 31:

	2009	2008
Balance at beginning of period	$663,000	$—
Additions based on tax positions related to the current year	287,000	431,000
Additions for tax positions of prior year	10,000	232,000
Reductions for tax positions of prior year	(35,000)	—
Settlements	—	—

Balance at end of period	$925,000	$663,000

The total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $478,000 as of March 31, 2009.
Included in the balance at March 31, 2009, are $484,000 of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period. Accordingly, while it is expected that the amount of such unrecognized tax benefits will change in the next 12 months, the Company does not expect the change to have a significant impact on the results of operations or the financial positions of the Company.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense, which amounted to $7,000 and $55,000 at March 31, 2009 and March 31, 2008, respectively.
16. Defined Contribution Plan
The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $93,000, $77,000 and $69,000 for the fiscal years ended March 31, 2009, 2008 and 2007, respectively.
17. Stock Options
In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the

Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2009 and 2008, options to purchase 475,350 and 479,225 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.
At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of March 31, 2009 and 2008, options to purchase 1,097,734 and 1,105,234 shares of common stock, respectively, were outstanding under the Incentive Plan and options to purchase 63,850 and 56,350 shares of common stock, respectively, were available for grant.
In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors to purchase a total of 175,000 shares of the Company’s common stock. As of March 31, 2009 and 2008, options to purchase 158,000 and 77,000 shares of common stock, respectively, were issued, of which options to purchase 12,875 shares of common stock, respectively, were not immediately exercisable under the 2004 Plan and 17,000 and 98,000 shares of common stock were available for grant.
The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.
A summary of stock option transactions follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2006	1,350,800	$7.05
Granted	411,500	$12.05
Exercised	(57,017)	$5.16
Cancelled	(17,216)	$11.28

Outstanding at March 31, 2007	1,688,067	$8.29
Granted	58,000	$11.59
Exercised	(55,524)	$4.71
Cancelled	(29,084)	$10.64

Outstanding at March 31, 2008	1,661,459	$8.47
Granted	84,000	$5.83
Exercised	—	$—
Cancelled	(14,375)	$12.13

Outstanding at March 31, 2009	1,731,084	$8.32

Based on the market value of the Company’s common stock at March 31, 2009, 2008 and 2007, the pre-tax intrinsic value of options exercised was $0, $87,000 and $524,000, respectively.

The followings table summarizes information about the options outstanding at March 31, 2009:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average	Aggregate
Range of		Exercise	Life	Intrinsic		Exercise	Intrinsic
Exercise price	Shares	Price	In Years	Value	Shares	Price	Value
$1.100 to $1.800	23,750	$1.23	2.24	$65,788	23,750	$1.23	$65,788
$2.160 to $3.600	352,100	2.73	2.86	447,167	352,100	2.73	447,167
$4.200 to $9.270	530,650	7.91	5.83	—	476,649	8.15	—
$9.650 to $11.813	398,584	10.18	6.71	—	383,583	10.12	—
$11.900 to $13.800	420,000	12.05	7.38	—	395,000	12.05	—
$14.500 to $18.375	6,000	$14.50	7.66	—	6,000	$14.50	—

	1,731,084			$512,955	1,637,082		$512,955

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2009 based on the Company’s closing stock price of $4.00 as of that date.
Options to purchase 1,637,082, 1,463,123 and 1,270,649 shares of common stock were exercisable as of March 31, 2009, 2008 and 2007, respectively. The weighted average exercise price of options exercisable was $8.31, $8.02 and $7.27 as of March 31, 2009, 2008 and 2007, respectively.
A summary of changes in the status of non-vested stock options during the fiscal year ended March 31, 2009 is presented below.

		Weighted Average Grant
	Number of Shares	Date Fair Value

Non-vested at March 31, 2008	198,336	$4.96
Granted	84,000	$1.82
Vested	(183,335)	$4.60
Cancelled or Forfeited	(4,999)	$2.41

Non-vested at March 31, 2009	94,002	$2.98

The Company adopted SFAS No. 123(R) effective April 1, 2006 using the modified prospective adoption method. The Company did not modify the terms of any previously granted options in anticipation of the adoption of SFAS No. 123(R). At March 31, 2009, there was $160,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.1 years.
18. Litigation
In December 2003, the SEC and the United States Attorney’s Office brought actions against Richard Marks, the Company’s former President and Chief Operating Officer. (Mr. Marks is also the son of Mel Marks, the Company’s founder, largest shareholder and member of its Board of Directors.) Mr. Marks ultimately pled guilty to several criminal charges in June 2005.
On July 22, 2008, the Company retired 108,534 shares of its common stock which had been pledged by Mr. Richard Marks in satisfaction of a $682,000 shareholder note receivable the Company recorded in connection with the reimbursement amount owed to the Company by Mr. Marks for certain previously advanced legal fees and costs, plus interest accrued from January 15, 2008 through July 22, 2008, and the remaining shares pledged as collateral for this amount were released to Mr. Marks.
The Company is subject to various lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

19. Related Party Transactions
The Company has arrangements or entered into agreements with three members of its Board of Directors, Messrs. Mel Marks, Philip Gay and Selwyn Joffe. In addition, the Company entered into an employment agreement with Mr. Mervyn McCulloch.
In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is currently paid an annual consulting fee of $350,000 per year. Mr. Marks was paid $350,000 in fiscal 2009, 2008, and 2007. The Company can terminate this arrangement at any time.
The Company agreed to pay Mr. Gay $90,000 per year for serving on the Company’s Board of Directors, and for being Chairman of the Company’s Audit and Ethics Committees.
On February 14, 2003, Mr. Joffe accepted his current position as President and Chief Executive Officer in addition to serving as Chairman of the Board of Directors. Mr. Joffe’s agreement, which was originally scheduled to expire on March 31, 2006, called for an annual base salary of $500,000, the continuation of his prior agreement relative to payment of 1% of the value of any transactions which close by March 31, 2006 and other compensation generally provided to the Company’s other executive staff members.
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
If Mr. Joffe is terminated without cause or resigns for good reason (as defined in the amendment), the Company must pay Mr. Joffe (i) his base salary, (ii) his average bonus earned for the two years immediately prior to termination, and (iii) all other benefits payable to Mr. Joffe pursuant to the employment agreement, as amended, through the later of two years after the date of termination of employment or March 31, 2008. Under the amendment, Mr. Joffe is also entitled to an additional “gross-up” payment to offset the excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Code) to be made to him upon a change of control. The amendment has redefined the term “for cause” to apply only to misconduct in connection with Mr. Joffe’s performance of his duties. Pursuant to the amendment, any options that have been or may be granted to Mr. Joffe will fully vest upon a change of control and be exercisable for a two-year period following the change of control, and Mr. Joffe agreed to waive the right he previously had under the employment agreement to require the Company to purchase his option shares and any underlying options if his employment were terminated for any reason. The amendment further provides that Mr. Joffe’s agreement not to compete with the Company terminates at the end of his employment term.
In December 2006, the Company’s employment agreement with Mr. Joffe was amended to extend the term of this agreement from March 31, 2008 to August 30, 2009. This amendment was unanimously approved by the Company’s Board of Directors.
On March 27, 2008, the Company’s employment agreement with Mr. Joffe was further amended to extend the term of this agreement from August 30, 2009 to August 31, 2012. All other terms and conditions of Mr. Joffe’s employment remained unchanged. This amendment was unanimously approved by the Company’s Board of Directors.
On December 31, 2008, the Company entered into an amended and restated employment agreement with Mr. Joffe. Mr. Joffe’s previous employment agreement was amended and restated primarily to add language that satisfies the requirements of the final treasury regulations issued pursuant to Section 409A of the Code with respect to certain of the payments that may be provided to Mr. Joffe pursuant to the employment agreement. The restated agreement does not increase the amounts payable to Mr. Joffe as salary, bonus, severance or other compensation, nor does it extend the term of employment, but it does clarify that if the Company terminates the restated agreement without cause, either directly or constructively, Mr. Joffe will be entitled to receive severance payments until the later of (i) that date which is two years after the termination date or (ii) the date upon which the restated agreement would otherwise have expired. All other substantive terms and conditions of Mr. Joffe’s employment remain unchanged. The restated agreement was unanimously approved by the Company’s Board of Directors.
In February 2008, the Company entered into a letter agreement with Mr. McCulloch pursuant to which his current pay and benefits will remain unchanged, except that Mr. McCulloch will be entitled to: (i) a proportionate bonus for the fiscal year ended March 31, 2008 for his services as the Company’s Chief Financial Officer during that period so long as bonuses are generally paid to the Company’s other executives; (ii) the right to earn certain bonuses in his position as Chief Acquisitions Officer for the successful consummation of specified acquisitions, the amount and terms of which shall be agreed to in writing by the Company’s Chief Executive Officer; and (iii) six months’ notice or the payment of six months of his then current pay (or combination thereof) in lieu of such notice in the event of termination of his employment with the Company for any reason. On February 16, 2009, the Company notified Mr. McCulloch that his right to six months’ notice or salary (or a combination thereof) in the event of his termination shall terminate on August 18, 2009.
During the year ended March 31, 2009, the Company paid Houlihan Lokey Howard & Zukin Capital, Inc. a $110,000 retainer for services and reimbursement of other out-of-pocket expenses. Scott J. Adelson, a member of the Company’s Board of Directors, is a Senior Managing Director for Houlihan Lokey Howard & Zukin Capital, Inc.
20. Equity Transaction
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
21. Customs Duties
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
During the three months ended June 30, 2008, the Company received notification from the CBP stating that the prior disclosure had been reviewed and determined to be valid, therefore, no further penalties are likely to be assessed and the review was closed regarding remanufactured units shipped back to the Company from Malaysia. The accrual of $1,307,000 was reversed, reducing cost of goods sold for the year ended March 31, 2009.

22. Unaudited Quarterly Financial Data
The following table summarizes selected quarterly financial data for the fiscal year ended March 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$32,705,000	$36,437,000	$35,802,000	$29,922,000
Cost of goods sold	21,225,000	24,531,000	25,672,000	23,891,000

Gross profit	11,480,000	11,906,000	10,130,000	6,031,000
Total operating expenses	5,676,000	6,897,000	9,621,000	6,711,000

Operating income (loss)	5,804,000	5,009,000	509,000	(680,000)
Interest expense — net	818,000	1,148,000	1,203,000	1,027,000
Income tax expense (benefit)	1,954,000	1,541,000	(380,000)	(526,000)

Net income (loss)	$3,032,000	$2,320,000	$(314,000)	$(1,181,000)

Basic net income (loss) per share	$0.25	$0.19	$(0.03)	$(0.10)

Diluted net income (loss) per share	$0.25	$0.19	$(0.03)	$(0.10)

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$35,441,000	$33,819,000	$28,182,000	$35,895,000
Cost of goods sold	25,241,000	25,574,000	20,694,000	24,608,000

Gross profit	10,200,000	8,245,000	7,488,000	11,287,000
Total operating expenses	5,992,000	5,797,000	6,646,000	6,034,000

Operating income	4,208,000	2,448,000	842,000	5,253,000
Interest expense — net	1,643,000	1,543,000	1,257,000	1,005,000
Income tax expense (benefit)	973,000	439,000	(232,000)	1,516,000

Net income (loss)	$1,592,000	$466,000	$(183,000)	$2,732,000

Basic net income (loss) per share	$0.16	$0.04	$(0.02)	$0.23

Diluted net income (loss) per share	$0.16	$0.04	$(0.02)	$0.22

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts
Accounts Receivable — Allowance for doubtful accounts

		Balance at	Charge to		Balance at
Years Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	written off	period
2009	Allowance for doubtful accounts	$18,000	$225,000	$—	$243,000
2008	Allowance for doubtful accounts	$18,000	$124,000	$124,000	$18,000
2007	Allowance for doubtful accounts	$26,000	$175,000	$183,000	$18,000
Accounts Receivable — Allowance for customer-payment discrepancies

			Charge to
		Balance at	(recovery of)		Balance at
Years Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	Processed	period
2009	Allowance for customer-payment discrepancies	$492,000	$915,000	$726,000	$681,000
2008	Allowance for customer-payment discrepancies	$823,000	$(294,000)	$37,000	$492,000
2007	Allowance for customer-payment discrepancies	$1,980,000	$(71,000)	$1,086,000	$823,000
Inventory — Allowance for excess and obsolete inventory

			Provision for
		Balance at	excess and		Balance at
Years Ended		beginning of	obsolete	Amounts	end of
March 31,	Description	period	inventory	written off	period
2009	Allowance for excess and obsolete inventory	$2,762,000	$36,000	$617,000	$2,181,000
2008	Allowance for excess and obsolete inventory	$2,093,000	$1,017,000	$348,000	$2,762,000
2007	Allowance for excess and obsolete inventory	$1,989,000	$379,000	$275,000	$2,093,000

S-1