Form 10-K/A
period 2009-03-31
MOTORCAR PARTS  AMERICA INC
filed 2009-07-29
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.1)

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
There were 11,962,021 shares of common stock outstanding as of July 24, 2009.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10/K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, that was previously filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2009 (the “Original Filing”). We are filing this Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended March 31, 2009.
Except as set forth in Part III below, no other changes are made to the Original Filing. Unless expressly stated, this Amendment does not reflect events occurring after the filing of the Original Filing, nor does it modify or update in any way the disclosures contained in the Original Filing. Unless the context otherwise requires, all references in this Amendment to “the Company,” “we,” “us,” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors, their ages and present positions with us as of July 24, 2009 are as follows:

Name	Age	Position with the Company
Selwyn Joffe	51	Chairman of the Board of Directors, President and Chief Executive Officer

Mel Marks	81	Director and Consultant

Scott J. Adelson	48	Director

Rudolph J. Borneo	68	Director, Chairman of the Compensation Committee, member of the Audit, Ethics and Nominating and Corporate Governance Committees

Philip Gay	51	Director, Chairman of the Audit Committee and Ethics Committee, and member of the Compensation and Nominating and Corporate Governance Committees

Duane Miller	62	Director, member of the Audit, Compensation, Ethics and Nominating and Corporate Governance Committees

Jeffrey Mirvis	45	Director, member of the Compensation Committee
Selwyn Joffe has been our Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. He has been a director of our company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and Chief Executive Officer of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and Chief Executive Officer of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment Inc., a roll-up of amusement parks and served as its President and Chief Operating Officer until August 2000. Prior to the founding of Palace Entertainment Inc., Mr. Joffe was the President and Chief Executive Officer of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the Georgia State Bar as well as a Certified Public Accountant.
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
Scott J. Adelson joined our Board of Directors on April 11, 2008. Mr. Adelson is also a director of QAD Inc., a public software company, since April 2006. Mr. Adelson is a Senior Managing Director and Global Co-Head of Investment Banking for Houlihan Lokey Howard & Zukin, a leading international investment bank. During his 20 plus years with the firm, Mr. Adelson has helped advise hundreds of companies on a diverse and in-depth variety of corporate finance issues, including mergers and acquisitions. Mr. Adelson has written extensively on a number of corporate finance and securities valuation subjects. He is an active member of Board of Directors of various middle-market businesses as well as several recognized non-profit organizations, such as the USC Entrepreneur Program. Mr. Adelson holds a bachelor degree from the University of Southern California and a Master of Business Administration degree from the University of Chicago, Graduate School of Business.
Rudolph J. Borneo joined our Board of Directors on November 20, 2004. Mr. Borneo retired from R.H. Macy’s, Inc. At the time of his retirement, his position was Vice Chairman and Director of Stores for Macy’s West, a division of R.H. Macy’s, Inc. Mr. Borneo served as President of Macy’s California from 1989 to 1992 and President of Macy’s West from 1992 until his appointment as Vice Chairman and Director of Stores. In addition, Mr. Borneo is currently on the Board of Directors of Grill Concepts, Inc. and a member of the Board of Trustees of Monmouth University. Mr. Borneo is the chairman of our Compensation Committee and a member of our Audit, Ethics and Nominating and Corporate Governance Committees.
Philip Gay joined our Board of Directors on November 30, 2004. He chairs our Audit and Ethics Committees and is a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Gay is currently serving as President, Chief Executive Officer and a Director of Grill Concepts, Inc., a company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 until he joined Grill Concepts, Inc. in June 2004, Mr. Gay served as Managing Director of Triple Enterprises, a business advisory firm that assisted mid-cap sized companies with financing, mergers and acquisitions, franchising and strategic planning. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he has served as chief financial officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996), and he has held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics.
Duane Miller joined our Board of Directors on June 5, 2008. Mr. Miller is currently employed by the city of Flint, Michigan, as the Director of Government Operations. Mr. Miller retired from General Motors Corporation in April 2008 after 37 years of service. At the time of his retirement, Mr. Miller served as executive director, GM Service and Parts Operations (“SPO”) Field Operations where he was responsible for all SPO field activities, running GM Parts (original equipment), AC Delco (after-market) and GM Accessories business channels, as well as SPO’s Global Independent Aftermarket. Mr. Miller served on the Board of Directors of OEConnection, an automotive ecommerce organization focused on applying technology to provide supply chain solutions and analysis. He currently serves on the Boards of Directors of McLaren Hospital in Genesee County, Michigan and the Flint/Genesee County Convention and Visitor’s Bureau. His experience also includes serving on the Board of Directors of the Urban League of Flint, Michigan, and the Boys and Girls Club of Flint, Michigan. Mr. Miller earned a Bachelor of Science degree in marketing from Western Michigan University, and attended the Executive Development Program at the University of California Berkeley Haas School of Business. Mr. Miller is a member of our Audit, Compensation, Ethics and Nominating and Corporate Governance Committees.
Jeffrey Mirvis joined our Board of Directors on February 3, 2009. Mr. Mirvis is currently the chief executive officer of MGT Industries, Inc. (“MGT”), a privately held apparel company based in Los Angeles. As chief executive officer of MGT, Mr. Mirvis successfully moved all production and sourcing to Asia. During his nine-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MGT in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the Union Bank of California’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He currently serves as treasurer and a board member of Wildwood School in Los Angeles, and has been a member of the board of the Jewish Federation in Los Angeles. Mr. Mirvis is a member of our Compensation Committee.
Our directors will hold office until the next annual meeting of shareholders, or until their successors are elected and qualified.
Corporate Governance, Board of Directors and Committees of the Board of Directors
Each of Duane Miller, Jeffrey Mirvis, Philip Gay, and Rudolph J. Borneo are independent within the meaning of the applicable SEC rules and the NASDAQ listing standards.
Audit Committee. The current members of our Audit Committee are Philip Gay, Rudolph Borneo and Duane Miller, with Mr. Gay serving as chairman. Our Board of Directors has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met five times in fiscal 2009.

Compensation Committee. The current members of our Compensation Committee are Rudolph Borneo, Philip Gay, Duane Miller and Jeffrey Mirvis, with Mr. Borneo serving as chairman. The Compensation Committee is responsible for developing our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making determinations concerning the salary, bonuses and stock options to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee Interlocks and Insider Participation”. The Compensation Committee met once in fiscal 2009.
Ethics Committee. The current members of our Ethics Committee are Philip Gay, who serves as Chairman, Rudolph Borneo and Duane Miller. The Ethics Committee is responsible for implementing our Code of Business Conduct and Ethics. No issues arose which required our Ethics Committee to meet in fiscal 2009.
Nominating and Corporate Governance Committee. We formed a Nominating and Corporate Governance Committee in June 2006. The current members of our Nominating and Corporate Governance Committee are Rudolph Borneo, Philip Gay and Duane Miller. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Our Nominating and Corporate Governance Committee is responsible for nominating candidates to our Board of Directors. The Nominating and Corporate Governance Committee met twice during fiscal 2009.
Information about our non-director executive officers and significant employees
Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our company, are as follows:

Name	Age	Position with the Company
Mervyn McCulloch	65	Chief Acquisition Officer

David Lee	39	Chief Financial Officer

Kevin Daly	50	Chief Accounting Officer

Steve Kratz	54	Chief Operating Officer

Tom Stricker	56	Vice President, Sales

Michael Umansky	68	Vice President, Secretary and General Counsel
Our executive officers are appointed by and serve at the discretion of our Board of Directors. A brief description of the business experience of each of our executive officers other than executive officers who are also members of our Board of Directors and significant employees is set forth below.
Mervyn McCulloch has been our Chief Acquisition Officer since February 2008. Prior to this, Mr. McCulloch served as our Chief Financial Officer since his appointment in October 2005. From November 2003 until he joined our company, Mr. McCulloch served as Chief Executive Officer and Chief Financial Officer of Instone LLC, a sports nutrition and diet products company based in Irvine, California. From November 2001 until November 2003, Mr. McCulloch was a business consultant advising start-ups, turnaround candidates and other companies seeking equity funding. From April 1990 until October 2001, he served as Chief Financial Officer of three public companies — Inovio Biomedical Corp., Global Diamonds Inc. and Armor All Products Corp., all based in southern California. Mr. McCulloch is a Certified Public Accountant and was a partner of Deloitte LLP (formerly known as Deloitte & Touche LLP) from March 1972 to March 1990. Mr. McCulloch is a graduate of the University of South Africa and of the University of Witwatersrand Graduate Business School Executive Development Program.

David Lee has been our Chief Financial Officer since February 2008. Prior to this, Mr. Lee served as our Vice President of Finance and Strategic Planning since January 2006, focusing primarily on financial management and strategic planning. Mr. Lee joined us in February 2005 as a Director of Finance and Strategic Planning. His primary responsibilities as Chief Financial Officer are treasury, budgeting and financial management. From August 2002 until he joined us in 2005, he served as corporate controller of Palace Entertainment, Inc., an amusement and waterpark organization. Prior to this, Mr. Lee held various corporate controller and finance positions for several domestic companies and served in the audit department of Deloitte LLP (formerly known as Deloitte & Touche LLP). Mr. Lee is a Certified Public Accountant. Mr. Lee earned his Bachelor of Arts degree in economics from the University of California, San Diego, and a Masters in Business Administration degree from the University of California Los Angeles Anderson School of Management.
Kevin Daly has been our Chief Accounting Officer since February 2008. Prior to this, Mr. Daly served as our Vice President, Controller since he joined us in January 2006. From May 2000 until he joined our company, Mr. Daly served as Corporate Controller for Leiner Health Products Inc., a private label manufacturer of vitamins and over-the-counter pharmaceutical products based in Carson, California. From November 1994 until May 2000, Mr. Daly held various director level finance positions at Dexter Corporation. From November 1988 until October 1994, he held various positions in the finance and controller’s departments of FMC Corporation, based in Chicago, Illinois. From June 1985 to November 1988, Mr. Daly served as Controller of Bio-logic Systems Corp. Mr. Daly is a Certified Public Accountant and worked in the firm of Laventhol & Horwath from 1981 to 1985. Mr. Daly has a Bachelor of Science degree in Accounting from the University of Illinois and a Master of Business Administration degree from the University of Chicago, Booth Graduate School of Business.
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
Tom Stricker, our Vice President, Sales has been with our company since 1989 and became the Vice President, Sales in April 2007. Mr. Stricker held the position of Vice President, Sales of our company since 1989 until assuming his current position. As Vice President, Sales, Mr. Stricker oversees all domestic and international sales.
Michael Umansky has been our Vice President and General Counsel since January 2004 and is responsible for all legal matters. His responsibilities also include the oversight of Human Resources. His additional appointment as Secretary became effective September 1, 2005. Mr. Umansky was a partner of Stroock & Stroock & Lavan LLP, and the founding and managing partner of its Los Angeles office from 1975 until 1997 and was Of Counsel to that firm from 1998 to July 2001. Immediately prior to joining our company, Mr. Umansky was in the private practice of law, and during 2002 and 2003, he provided legal services to us. From February 2000 until March 2001, Mr. Umansky was Vice President, Administration and Legal, of Hiho Technologies, Inc., a venture capital financed producer of workforce management software. Mr. Umansky is admitted to practice law in California and New York and is a graduate of The Wharton School of the University of Pennsylvania and Harvard Law School.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 2009.
Code of Ethics
Our Board of Directors formally approved the creation of our Ethics Committee on May 8, 2003 and adopted a Code of Business Conduct and Ethics, which applies to all our officers, directors and employees. The Ethics Committee is currently comprised of Philip Gay, who serves as Chairman, Rudolph Borneo and Duane Miller. The Code of Business Conduct and Ethics is filed with the SEC and a copy is posted on our website at www.motorcarparts.com. We intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waivers. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request addressed to the Corporate Secretary at Motorcar Parts of America, Inc., 2929 California Street, Torrance, CA 90503.
Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2009 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.
Executive Compensation Summary.
The retention of experienced, highly-capable and dedicated executives is crucial to the long-term success of our company. To achieve the goal of recruiting, retaining and motivating our executives, our Compensation Committee has developed an overall executive compensation program that rewards these employees for their contributions to our company.
The primary objectives of our practices with respect to executive compensation are to:
•	provide appropriate incentives to our executive officers to implement our strategic business objectives and achieve the desired company performance;

•	reward our executive officers for their contribution to our success in building long-term shareholder value; and

•	provide compensation that will attract and retain superior talent and reward performance.
Compensation Components.
With our compensation objectives in mind, our executive officer compensation program consists of five primary elements: (1) base salary; (2) an annual bonus; (3) long-term incentive compensation in the form of stock options; (4) non-qualified deferred compensation arrangements; and (5) coverage under our broad-based employee benefit plans, such as our group health and 401(k) plans, and executive perquisites.
Base Salary. Base salary is the “fixed” component of our executive compensation intended to meet the objective of attracting and retaining the executive officers of superior talent that are necessary to manage and lead our company.
Annual Bonus. We utilize annual bonuses that are designed to provide incentives to motivate the achievement of strategic business objectives, desired company performance and individual performance goals.

Stock Option Program. Equity awards are an integral part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing shareholder value over time. We have historically elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives. Although we have not adopted formal stock ownership guidelines, our named directors and executive officers currently hold a significant portion of our fully-diluted common stock, substantially through the ownership of stock options. In addition, our named directors and executive officers purchased approximately 0.3% of our common stock during fiscal 2009. In determining the number of stock options to be granted to executives, we historically have taken into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the value of the stock options in relation to other elements of the individual executive’s total compensation. Currently, a substantial percentage of our outstanding options have exercise prices that are significantly above the current market price of our stock. Due to the limited number of shares of our common stock available for grant of Incentive Awards under our 2003 Long-Term Incentive Plan, we have not utilized equity awards in our executive compensation decisions for fiscal 2009 performance. The Compensation Committee intends to review possible alternatives for re-establishing this component of our overall executive compensation program.
Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan, and we make matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Contributions for fiscal 2009 and year-end account balances for those executive officers can be found in the Non-Qualified Deferred Compensation table.
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
Determination of Compensation Decisions.
The Compensation Committee is responsible for establishing, developing and maintaining our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefits plans and policies, administer our equity incentive plans and review and approve all compensation decisions relating to all executive officers and directors. In order for the Compensation Committee to perform its function, the following process for determining executive compensation decisions has been followed.
Determining Goals. Prior to the beginning of each fiscal year, senior executives and department heads meet and establish the Objective Goals, Strategies and Measures (the “OGSM”) for our company. The OGSM sets forth performance goals for each department of our company and certain employees for the upcoming fiscal year. The OGSM provides a basis for developing a base financial operating plan for the upcoming fiscal year. The OGSM and base financial operating plan are reviewed and approved by our Board of Directors.
On a quarterly basis, the Board of Directors reviews the actual financial performance of our company against the goals set forth in the OGSM and the base financial operating plan. In addition, the members of the Board of Directors receive monthly reports detailing the actual financial performance of our company compared to these goals.
Determining Executive Compensation.
Our method of determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time. In determining specific components of compensation, the Compensation Committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements.

Our general policy for setting base salaries of our named executive officers (the “Senior Executives”) is to only increase such salaries in the case of promotions. Such promotional increases to base salaries are reviewed by the Compensation Committee on a case-by-case basis. The salary increases reflected in our Summary Compensation Table below reflect such promotional job changes that occurred in fiscal 2008 and 2009. In making such determinations regarding base salaries for the Senior Executives who have been promoted, we take into account such factors as: the Senior Executive’s scope of responsibilities and level of experience; salary data for comparable positions at the peer group companies based on reports of our outside consultant and salary survey data provided by our outside consultant; and internal equity of salaries of individuals in comparable positions at our company.
At the end of the fiscal year, department heads assess their progress against the OGSM and base financial operating plan and evaluate their results. These self-assessments are reviewed by the Chief Executive Officer who then undertakes his own evaluation of the executives’ performance. This involves a two-step process whereby the Chief Executive Officer evaluates: (i) our company’s actual financial performance against the budget, taking into account events that may be beyond the control of any given Senior Executive’s performance initiatives; and (ii) each Senior Executive’s performance against his OGSM goals. Performance is evaluated in a non-formulaic manner with no specific weighting given to the performance measures. The Chief Executive Officer considers both the financial performance of our company and individual performance relative to each performance goal of the Senior Executives to develop bonus recommendations for each Senior Executives.
The Compensation Committee reviews the performance evaluations and bonus recommendations provided by the Chief Executive Officer and decides whether to approve or adjust his bonus recommendations. The Compensation Committee evaluates all of the factors considered by the Chief Executive Officer and reviews the compensation summaries for each Senior Executive, including base salary, bonus, equity awards (if any), deferred compensation benefits and other benefits. In determining specific components of compensation, the Compensation Committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements. These measures are evaluated in a non-formulaic manner with no specific weighting given to any specific measure. Based on its review and evaluation, the Compensation Committee makes the final determination of the annual bonuses to be paid to the Senior Executives and reports its decisions to the entire Board of Directors.
Our Compensation Committee performs an annual review of our compensation policies, including the appropriate mix of base salary, bonuses and long-term incentive compensation. The Compensation Committee also reviews and approves all long-term incentive compensation and other benefits (including our 401(k) and our non-qualified deferred compensation plan).
Determining Chief Executive Officer Compensation.
The Compensation Committee is responsible for evaluating the performance of Mr. Joffe, our Chief Executive Officer, and setting his annual compensation. In determining these elements of compensation for Mr. Joffe, the Compensation Committee considered the contributions Mr. Joffe has made to our strategic direction. The Compensation Committee reviews the key operating results and key strategic initiatives of our company to determine if the Chief Executive Officer has achieved the goal of strategically enhancing the size of our company while maintaining favorable operating metrics. The Compensation Committee also takes into consideration the standard of living of the Los Angeles vicinity in which our corporate offices are located. The Compensation Committee separately reviews all relevant information, including reports provided by its outside consultant, and arrives at its decision for the Chief Executive Officer’s total compensation. The Chief Executive Officer’s performance is evaluated in a non-formulaic manner with no specific weighting given to any one of the performance measures. Mr. Joffe does not participate in any decision regarding his compensation. Our employment agreement with Mr. Joffe provides that we may increase, but not decrease, his base salary, which is set at $500,000. See the “Employment Agreements” section below for a further discussion of certain compensations amounts payable to Mr. Joffe pursuant to his employment agreement. Upon making its determination, the Compensation Committee reports its decision concerning Mr. Joffe’s compensation to the entire Board of Directors.
Compensation Committee Consultant.
The Compensation Committee currently retains Towers Perrin as its outside compensation consultant. Towers Perrin does not perform any other consulting work for our company, reports directly to the Compensation

Committee, and takes direction from the Chairman of the Compensation Committee. The Compensation Committee engaged Towers Perrin to prepare a complete competitive assessment of our executive compensation practices in 2004, an updated assessment of the compensation of our Chief Executive Officer in 2006 and a complete executive compensation assessment in 2009.
The Compensation Committee considers analysis and advice from its outside consultant when making compensation decisions for the Chief Executive Officer and other Senior Executives. The outside consultant’s work for the Compensation Committee includes data analysis, market assessments, and preparation of related reports.
Peer Group.
While the Compensation Committee does not undertake a formalized benchmarking process, it does review the assessment provided by its outside consultant detailing the competitiveness of our executive compensation relative to our peer group when making its executive compensation decisions. Our peer group includes ATC Technology Corp., Dorman Products Inc., Modine Manufacturing Co., Proliance International Inc., Standard Motor Products Inc., Strattec Security Corp and Superior Industries International Inc. The peer group is reviewed annually with the assistance of our outside consultant to ensure that the peer companies remain an appropriate basis for comparison.
Senior Executive Compensation Decisions (Other than the Chief Executive Officer).
The Compensation Committee made decisions for each of the named executive officers (other than the Chief Executive Officer) following the process described above and established the following individual performance goals for each such officer:
Mervyn McCulloch, Chief Acquisitions Officer
•	Identify potential acquisition targets

•	Manage acquisition transactions
David Lee, Chief Financial Officer
•	Maintain an effective treasury function, including budgeting and forecasting

•	Manage our cash flows

•	Minimize the loan and interest expenses we incur
Steve Kratz, Chief Operating Officer
•	Evaluate and manage the key operating metrics for us

•	Increase quality of our product, including establishing a quality benchmark program

•	Implement strategies aimed at reducing our warranty rates

•	Improve effectiveness of our recovery operations
Kevin Daly, Chief Accounting Officer
•	Provide timely and accurate services and information to our management, Board of Directors and other stakeholders

•	Maintain and improve top-level financial knowledge and accounting controls
Michael Umansky, Vice President, Secretary and General Counsel
•	Limit our legal risk exposure

•	Decrease our legal and insurance costs

•	Maintain compliance standards with investor relations communications

•	Develop and protect intellectual property for our business processes

•	Advise on and implement any transactional business opportunities, including acquisitions.

Doug Schooner, Vice President, Manufacturing
•	Ensure the quality of our products through the manufacturing process

•	Maximize all manufacturing efficiencies to ensure fill rates to our customers

•	Maintain appropriate levels of offshore production volume and capacity

•	Maintain a global manufacturing and multifunctional support group

•	Reorganize special order department to maintain ability of changing unit technology

•	Complete the reorganization of the production shop

•	Expand the recovery remanufacturing process
Tom Stricker, Vice President, Sales
•	Manage the sales function, including infrastructure, for our company

•	Increase sales and profitability with our existing customers

•	Develop and pursue contacts that lead to new customer business

•	Ensure the appropriate structure to support and exceed customer needs
Based on our financial results in fiscal 2009 and the evaluation of each Senior Executive’s performance against his individual goals in accordance with the process outlined above, the Compensation Committee approved the following base salaries and annual bonuses earned during fiscal 2009 for these Senior Executives:

Name	Base Salary	Bonus
Mervyn McCulloch	$250,000	$40,000
David Lee	$178,500	$50,000
Kevin Daly	$180,000	$50,000
Steve Kratz	$282,800	$55,000
Michael Umansky	$406,000	$40,000
Doug Schooner	$213,600	$50,000
Tom Stricker	$210,000	$60,000
Chief Executive Officer Compensation Decisions.
The Compensation Committee made decisions for the Chief Executive Officer’s compensation following the process described above and established the following individual performance goals:
•	Ensure appropriate information is communicated to our Board of Directors

•	Ensure that the appropriate management team and corporate focus is in place

•	Develop an appropriate succession plan

•	Develop key strategies in all areas aimed at driving our company forward

•	Maintain the appropriate financial structure for our company

•	Make decisions on all key initiatives proposed by senior management

•	Strengthen our relationships with key customers through long-term arrangements

•	Continue the transitioning our remanufacturing capacity to cell manufacturing and lower-cost production centers, including the establishment of our Mexican remanufacturing facility

•	Build sales for both the do-it-for-me and DIY marketplaces

•	Evaluate and propose systems and initiatives for continuous improvement in all disciplines of our business

•	Identify and drive any acquisitions
The Compensation Committee recognized that our company is a complicated business to manage, particularly in light of its size and complex accounting issues, and that this complexity may not be adequately reflected in the company’s income levels. The Compensation Committee also recognized Mr. Joffe’s contribution in establishing our company’s reputation and growth capacity. In addition, Mr. Joffe’s contributions have been made during a period when several of our competitors have been under financial stress.

The Compensation Committee considered Mr. Joffe’s performance against his individual goals and the above factors regarding the complexity of our business and competitive position and determined that Mr. Joffe’s base salary would remain at its current annual level of $500,000 during fiscal 2009 and his annual bonus would be $500,000.
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
Compensation Committee Report
The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K/A.
By Members of the Compensation Committee
Rudolph Borneo, Chairman
Philip Gay
Duane Miller
Jeffrey Mirvis

Summary Compensation Table
The following table sets forth information concerning fiscal 2009, 2008 and 2007 compensation of our Chief Executive Officer, Chief Acquisition Officer, Chief Financial Officer, Chief Accounting Officer and the four other most highly compensated executive officers who were serving as executive officers at the end of fiscal 2009, 2008 and 2007, and whose aggregate compensation was at least $100,000 for services rendered in all capacities. We refer to these individuals as our “named executive officers”. Mr. Lee, Chief Financial Officer, Mr. Daly, Chief Accounting Officer, and Mr. Kratz, Chief Operating Officer, are included as named executive officers because of their promotions in fiscal 2008.

						Nonqualified
						Deferred
	Fiscal			Stock	Options	Compensation	All Other
Name & Principal Position	Year	Salary	Bonus (1) (2)	Awards	Awards(3)	Earnings (4)	Compensation (5)	Total

Selwyn Joffe	2009	$500,000	$500,100	$—	$256,973	$5,889	$165,164	$1,428,126
Chairman of the Board,	2008	500,000	500,100	—	523,989	47,330	107,240	1,678,659
President and CEO	2007	500,000	500,100	—	821,026	—	97,110	1,918,236

Mervyn McCulloch	2009	$250,000	$40,100	$—	$28,812	$—	$24,712	$343,624
Chief Acquisition Officer	2008	250,000	15,100	—	59,738	—	22,077	346,915
	2007	245,616	50,100	—	79,768	—	24,021	399,505

David Lee	2009	$178,500	$50,100	$—	$1,821	$—	$38,819	$269,240
Chief Financial Officer	2008	154,385	50,100	—	7,819	—	33,454	245,758

Kevin Daly	2009	$180,000	$50,100	$—	$5,333	$—	$20,888	$256,321
Chief Accounting Officer	2008	171,538	50,100	—	8,585	—	16,997	247,220

Steve Kratz	2009	$282,800	$55,100	$—	$7,282	$—	$17,644	$362,826
Chief Operating Officer	2008	231,100	100,100	—	21,616	—	17,377	370,193

Michael Umansky	2009	$406,000	$40,100	$—	$14,564	$—	$47,706	$508,370
Vice President, Secretary	2008	406,000	70,100	—	52,202	12,836	44,230	585,368
and General Counsel	2007	401,616	50,100	—	81,215	—	47,086	580,017

Doug Schooner	2009	$213,600	$50,100	$—	$14,564	$—	$54,667	$332,931
Vice President,	2008	191,000	60,100	—	43,233	17,136	51,830	363,299
Manufacturing	2007	186,615	100,100	—	67,762	—	48,698	403,175

Tom Stricker	2009	$210,000	$60,100	$—	$14,564	$20,715	$24,469	$329,848
Vice President, Sales	2008	210,000	60,100	—	43,233	19,751	20,303	353,387
	2007	186,615	60,100	—	67,762	—	18,495	332,972

(1)	Bonus amounts for each named executive officer include a $100 bonus paid to each of the company’s employees during December of each year, including the named executive officers.

(2)	We previously reported fiscal 2008 and 2007 bonus amounts based on bonus payment dates. For consistency with the reporting of our fiscal 2009 bonus amounts, we are reporting bonus amounts for fiscal 2007 and 2008 in this table based on the periods in which such bonus amounts were earned.

(3)	Option award amounts represent the executive’s portion of our reported stock compensation expense for the fiscal year in accordance with SFAS No. 123(R). Please refer to Note 2 and 17 of the notes to our audited consolidated financial statements included in Part IV of this Form 10-K for discussion of the relevant assumptions to determine the option award value at the grant date. No awards were forfeited as of March 31, 2009.

(4)	The fiscal 2009 amounts shown for Mr. Umansky and Mr. Schooner do not reflect the year over year decrease in the aggregate value of the deferred compensation plan of $19,303 and $46,287, respectively.

(5)	The following chart is a summary of the items that are included in the “All Other Compensation” totals:

				Deferred
		Health	401K	Compensation
	Expenses	Insurance	Employer’s	Plan Employer’s
Name	Automobile	Premiums	Contribution	Contribution	Other	Total

Selwyn Joffe	$25,894	$59,939	$4,650	$—	$74,681	$165,164
Mervyn McCulloch	$1,634	$19,431	$3,647	$—	$—	$24,712
David Lee	$—	$35,423	$3,396	$—	$—	$38,819
Kevin Daly	$—	$17,644	$3,244	$—	$—	$20,888
Steve Kratz	$—	$17,644	$—	$—	$—	$17,644
Michael Umansky	$1,915	$35,423	$3,224	$7,144	$—	$47,706
Doug Schooner	$95	$50,481	$—	$4,091	$—	$54,667
Tom Stricker	$3,012	$17,644	$3,813	$—	$—	$24,469
2009 Grants of Plan-Based Awards
No options were granted to our named executive officers in fiscal 2009.

Outstanding Equity Awards At Fiscal Year End
Option Awards
The following table summarizes information regarding option awards granted to our named executive officers that remain outstanding as of March 31, 2009.

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option	Option
	Options (#) Exercisable	Options (#) Unexercisable	Exercise	Expiration
Name	vested	unvested	Price ($)	Date
Selwyn Joffe
	40,000	—	$2.200	1/11/2010
	1,500	—	$1.210	4/30/2010
	1,500	—	$1.130	4/30/2011
	43,750	—	$3.150	11/15/2011
	1,500	—	$3.600	4/29/2012
	100,000	—	$2.160	3/2/2013
	1,500	—	$1.800	4/29/2013
	100,000	—	$6.345	1/13/2014
	200,000	—	$9.270	7/20/2014
	150,000	—	$10.010	11/2/2015
	225,000	25,000 (1)	$12.000	8/29/2016

Mervyn McCulloch		—
	25,000	—	$9.65	10/28/2015
	25,000	—	$12.00	8/29/2016

David Lee		—
	5,000	—	$10.10	11/2/2015
	2,500	—	$12.00	8/29/2016

Kevin Daly		—
	5,000	—	$10.15	1/3/2016
	2,500	—	$12.00	8/29/2016

Steve Kratz
	35,600	—	$3.15	11/15/2011
	2,500	—	$8.70	5/11/2014
	6,000	—	$10.10	11/2/2015
	10,000	—	$12.00	8/29/2016

Michael Umansky
	25,000	—	$10.01	11/2/2015
	20,000	—	$12.00	8/29/2016

Doug Schooner
	5,000	—	$1.10	4/12/2011
	19,000	—	$3.15	11/15/2011
	12,000	—	$8.70	5/11/2014
	12,000	—	$10.01	11/2/2015
	20,000	—	$12.00	8/29/2016

Tom Stricker
	17,250	—	$3.15	11/15/2011
	12,000	—	$8.70	5/11/2014
	12,000	—	$10.01	11/2/2015
	20,000	—	$12.00	8/29/2016

Mel Marks
	1,500	—	$1.21	4/30/2010
	1,500	—	$1.13	4/30/2011
	1,500	—	$3.60	4/29/2012
	1,500	—	$1.80	4/29/2013

(1)	This award vests 3/10th on each anniversary from grant date, August 30, 2006, with the remaining 1/10th vesting on the fourth anniversary from grant date, subject to continued employment.

Option Exercises and Stock Vested
None of our named executive officers exercised any stock options or had any shares of restricted stock vest during the 2009 fiscal year.
Nonqualified Deferred Compensation
The following table sets forth certain information regarding contributions, earnings and account balances under our Amended and Restated Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not-tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2009. A description of the material terms and conditions of the Amended and Restated Executive Deferred Compensation Plan follows.

	Executive	Registrants	Aggregate	Aggregate	Aggregate
	Contributions in	contribution in	Earnings	Withdrawals/	Balance
Name	Last FY(1)	last FY(2)	in Last FY	Distributions	at Last FYE

Selwyn Joffe	$—	$—	$—	$—	$—
Mervyn McCulloch	$—	$—	$—	$—	$—
David Lee	$—	$—	$—	$—	$—
Kevin Daly	$—	$—	$—	$—	$—
Steve Kratz	$—	$—	$—	$—	$—
Michael Umansky	$28,576	$7,144	$(32,305)	$—	$152,096
Doug Schooner	$16,363	$4,091	$(47,974)	$—	$118,713
Tom Stricker	$—	$—	$—	—	$—

(1)	The amounts set forth in this column are included in the “Salary” and “Bonus” columns, as applicable, in our “Summary Compensation Table”.

(2)	See description of the Non-Qualified Deferred Compensation Plan in the “Grants of Plan Based Awards” section. The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total

Selwyn Joffe	$—	$—	$—
Mervyn McCulloch	$—	$—	$—
David Lee	$—	$—	$—
Kevin Daly	$—	$—	$—
Steve Kratz	$—	$—	$—
Michael Umansky	$7,144	$—	$7,144
Doug Schooner	$4,091	$—	$4,091
Tom Sticker	$—	$—	$—

(a)	No interest is paid by the registrant.

Nonqualified Deferred Compensation Plan
We maintain the Motorcar Parts of America, Inc. Amended and Restated Executive Deferred Compensation Plan, an unfunded, non-qualified deferred compensation plan for a select group of management or highly compensated employees, including our named executive officers. Participants in the plan may elect to defer up to 100% of their gross W-2 compensation. We make matching contributions of 25% of each participant’s elective contributions to the plan, up to 6% of the participant’s compensation for the plan year. The plan is designed to defer taxation to the participant on contributions and notional earnings thereon until distribution thereof in accordance with a participant’s previously made distribution elections. Insurance annuity contracts provide funding for the plan, however, the annuity contracts are owned by us and remain subject to claims of our general creditors.
Employment Agreements
On February 14, 2003, we entered into an employment agreement with Selwyn Joffe pursuant to which he is employed full-time as our President and Chief Executive Officer in addition to serving as our Chairman of the Board of Directors. This agreement, which was negotiated on our behalf by Mel Marks, the then Chairman of the Compensation Committee, and unanimously approved by our Board of Directors, was originally scheduled to expire on March 31, 2006. The February 14, 2003 agreement provided for an annual base salary of $500,000, and participation in our executive bonus program. Mr. Joffe remains entitled to receive a transaction fee of 1.0% of the “total consideration” of any equity transaction, including any transaction resulting in a change of control, his efforts bring to us that we previously agreed to provide to him as part of a prior consulting agreement with Protea Group, Mr. Joffe’s company. Mr. Joffe also participates in the stock option plans approved by the shareholders and also receives other benefits including those generally provided to other employees.
On April 22, 2005, we entered into an amendment to our employment agreement with Mr. Joffe. Under the amendment, Mr. Joffe’s term of employment was extended from March 31, 2006 to March 31, 2008. His base salary, bonus arrangements, 1% transaction fee right and fringe benefits remained unchanged. This amendment was unanimously approved by our Board of Directors.
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
On December 31, 2008, we entered into an amended and restated employment agreement with Mr. Joffe. Mr. Joffe’s previous employment agreement was amended and restated primarily to add language that satisfies the requirements of the final treasury regulations issued pursuant to Section 409A of the Code with respect to certain of the payments that may be provided to Mr. Joffe pursuant to the employment agreement. The restated agreement does not increase the amounts payable to Mr. Joffe as salary, bonus, severance or other compensation, nor does it extend the term of employment, but it does clarify that if we terminate the restated agreement without cause, either directly or constructively, Mr. Joffe will be entitled to receive severance payments until the later of (i) that date which is two years after the termination date or (ii) the date upon which the restated agreement would otherwise have expired. All other substantive terms and conditions of Mr. Joffe’s employment remain unchanged. The restated agreement was unanimously approved by our Board of Directors.
In February 2008, we entered into a letter agreement with Mr. McCulloch pursuant to which his current pay and benefits will remain unchanged, except that Mr. McCulloch will be entitled to: (i) a proportionate bonus for the fiscal year ended March 31, 2008 for his services as our Chief Financial Officer during that period so long as bonuses are generally paid to our other executives; (ii) the right to earn certain bonuses in his position as Chief Acquisitions Officer for the successful consummation of specified acquisitions, the amount and terms of which shall be agreed to in writing by our Chief Executive Officer; and (iii) six months’ notice or the payment of six months of his then current pay (or combination thereof) in lieu of such notice in the event of termination of his employment with us for any reason. On February 16, 2009, we notified Mr. McCulloch that his right to six months’ notice or salary (or a combination thereof) in the event of his termination shall terminate on August 18, 2009.
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
Potential Payments Upon Termination or Change in Control Table
The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreements were terminated on March 31, 2009, the last day of fiscal 2009. Please refer to “Employment Agreements” for more information.

				Before Change
				of
				Control:
				Voluntary
				Termination		After Change
				by Mr.		Control:
				Joffe for Good		Voluntary
	Termination			Reason or		Termination
	by			Termination by		by Mr.
	Company for			Company w/o	Change in	Joffe for Good
Benefit	Cause(1)	Death(2)	Disability(3)	Cause(4)	Control	Reason(5)

Salary Contribution	$—	$—	$—	$1,000,000	$—	$500,000
Bonus	$500,100	$500,100	$500,100	$1,000,000	$—	$500,100
Stock Options(6)	$—	$58,403	$58,403	$58,403	$—	$58,403
Healthcare	$—	$—	$24,000	$48,000	$—	$24,000
Transaction Fee(7)	$—	$—	$—	$—	$—	$—
Sale Bonus(8)	$—	$—	$—	$—	$2,000,200	$—
Automobile Allowance(9)	$—	$—	$—	$36,000	$—	$18,000
Accrued Vacation Payments	$82,175	$82,175	$82,175	$164,350	$—	$82,175

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and benefits owing to him through the day of his termination.

(2)	Mr. Joffe’s employment term will end on the date of his death. Upon such event, Mr. Joffe’s estate will be entitled to receive his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and benefits, including accrued but unused vacation time, owing to Mr. Joffe through the date of his death. In addition, Mr. Joffe’s estate will assume Mr. Joffe’s rights under the 1994 Stock Option Plan and the related rights under the employment agreement.

(3)	If during the employment term, Mr. Joffe becomes disabled and is terminated by us, Mr. Joffe will be entitled to receive his accrued salary, bonus, and transaction fees (as described in footnote 7), if any, and benefits owing to Mr. Joffe through the date of termination. In addition, Mr. Joffe will be entitled to receive the benefits payable pursuant to a disability insurance policy, which we pay Mr. Joffe $24,000 annually to be used by Mr. Joffe to purchase same for his benefit.

(4)	Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive his base salary, his average bonus earned for the two years immediately preceding his termination, all vacation, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7). The payments are to be paid to Mr. Joffe until March 31, 2010.

(5)	If a change in control occurs, Mr. Joffe will have the right to voluntarily terminate the employment agreement with effect on or after the one year anniversary of the change in control upon giving at least 90 days prior written notice. Upon Mr. Joffe’s voluntary termination, one year after the change in control occurs, he will be entitled to receive for one year after his termination date, his base salary, his average bonus earned for the two years immediately preceding his termination, accrued vacation payments, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7).

(6)	Upon the termination of the employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any options which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such option. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all options which were not fully vested at March 31, 2009.

(7)	In the event that one or more proposed transactions occur during the term of Mr. Joffe’s employment agreement, Mr. Joffe will be entitled to receive a transaction fee, as additional compensation with respect to each proposed transaction. We will pay Mr. Joffe a transaction fee upon the closing of a proposed transaction in an amount equal to 1% of the “total consideration”. Since no transaction fee was accrued as of March 31, 2009 and there were no proposed transactions on which to estimate a 1% fee as of March 31, 2009, zero amounts were entered.

(8)	Upon a change in control, Mr. Joffe will be entitled to receive a sale bonus equal to the sum of (i) two times Mr. Joffe’s salary, plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the change in control occurs. The sale bonus will be paid to Mr. Joffe in a lump sum on the closing date of the change in control transaction. If Mr. Joffe terminates his employment after this change of control, he will also be entitled to the compensation and other benefits described in footnote 5 above.

(9)	Mr. Joffe is entitled to receive an automobile allowance until March 31, 2010 in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.
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

Under the 2003 Long-Term Incentive Plan, the Compensation Committee has the authority to grant to our key employees and consultants the following types of awards (“Incentive Awards”): (i) stock options in the form of incentive stock options qualified under section 422 of the Code (“Incentive Options”), or nonqualified stock options (“Nonqualified Options”), or both (“Options”); (ii) stock appreciation rights (“SARs”); (iii) restricted stock (“Restricted Stock”); (iv) performance-based awards; and (v) supplemental payments dedicated to payment of any income taxes that may be payable in conjunction with the 2003 Long-Term Incentive Plan. All of our employees are eligible to participate in the 2003 Long-Term Incentive Plan. A total of 1,200,000 shares of common stock have been reserved for grants of Incentive Awards under the 2003 Long-Term Incentive Plan. The 2003 Long-Term Incentive Plan will terminate on October 31, 2013, unless terminated earlier by our Board of Directors.
The Compensation Committee may limit an optionee’s right to exercise all or any portion of an Option until one or more dates subsequent to the date of grant. The Compensation Committee also has the right, in its sole discretion, to accelerate the date on which all or any portion of an Option may be exercised. The 2003 Long-Term Incentive Plan also provides that, under certain circumstances, if any employee is terminated within two years after a Change of Control (as defined in the 2003 Long-Term Incentive Plan), each Option or SAR then outstanding shall immediately become vested and immediately exercisable in full, all restrictions and conditions of all Restricted Stock then outstanding shall be deemed satisfied and the restriction period to have expired, and all Performance Shares and Performance Units shall become vested, deemed earned in full and properly paid. In the event of a change of control, however, our Board of Directors may, after notice to the participant, require the participant to “cash-out” his or her rights by transferring them to the Company in exchange for their equivalent “cash value.”
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
The Compensation Committee, either at the time of grant or at the time of exercise of any Nonqualified Option or SAR, may provide for a supplemental payment (“Supplemental Payment”) by the Company to the participant with respect to the exercise of any Nonqualified Option or SAR, in an amount specified by the Compensation Committee, but which shall not exceed the amount necessary to pay the federal income tax payable with respect to both the exercise of the Nonqualified Option and/or SAR and the receipt of the Supplemental Payment, based on the assumption that the participant is taxed at the maximum effective federal income tax rate on such amounts. The Compensation Committee shall have the discretion to grant Supplemental Payments that are payable in cash, common stock, or a combination of both, as determined by the Compensation Committee at the time of payment.
Restricted Stock. Restricted Stock awards may be granted under the 2003 Long-Term Incentive Plan, and the provisions applicable to a grant of Restricted Stock may vary among participants. In making an award of Restricted Stock, the Compensation Committee will determine the periods during which the Restricted Stock is subject to forfeiture. During the restriction period, the Participant may not sell, transfer, pledge or assign the Restricted Stock, but will be entitled to vote the Restricted Stock. The Compensation Committee, at the time of vesting of Restricted Stock, may provide for a Supplemental Payment by the Company to the participant in an amount specified by the Compensation Committee that shall not exceed the amount necessary to pay the federal income tax payable with respect to both the vesting of the Restricted Stock and receipt of the Supplemental Payment, based on the assumption that the participant is taxed at the maximum effective federal income tax rate on such amount.
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

2009 Director Compensation
We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in fiscal 2009. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. In addition, our compensation arrangement with Mel Marks reflects his 47 years of relevant experience in the industry and our company. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in fiscal 2009.

	Fees Earned or		Option Awards	All Other
Name	Paid in Cash	Stock Awards	(1)	Compensation	Total

Philip Gay	$90,000	$—	$8,957	$—	$98,957
Rudolph Borneo	$47,500	$—	$8,957	$—	$56,457
Irv Siegel (2)	$27,082	$—	$8,987	$—	$36,069
Scott J. Adelson	$33,400	$—	$26,296	$—	$59,696
Duane Miller	$35,400	$—	$29,005	$—	$64,405
Jeffrey Mirvis	$5,100	$—	$13,145	$—	$18,245
Mel Marks	$—	$—	$—	$350,000	$350,000

(1)	Option award amounts represent our non-employee director’s portion of our reported share-based payment expense for fiscal 2009 in accordance with SFAS No. 123(R).

(2)	Effective November 17, 2008, Irv Siegel resigned from our Board of Directors and as the Chairman of the Compensation Committee and as a member of our Audit, Ethics, and Nominating and Corporate Governance Committees.
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

Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters
The following table sets forth, as of July 24, 2009, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 11,962,021 shares of common stock outstanding as of July 24, 2009.
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 24, 2009 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

	Amount and Nature of	Percent of
Name and Address of Beneficial Shareholder	Beneficial Ownership (1)	Class
Mel Marks (2)	1,320,235	11.0%
Costa Brava Parternships (3)	951,608	7.9%
William Blair & Company, L.L.C (4)	815,683	6.8%
Janus Capital Management LLC (5)	746,670	5.9%
Selwyn Joffe (6)	899,750	7.0%
Scott Adelson (7)	17,666	*
Rudolph Borneo (8)	54,000	*
Philip Gay (9)	34,000	*
Duane Miller (10)	17,666	*
Jeffrey Mirvis (11)	13,333	*
Doug Schooner (12)	68,000	*
Tom Stricker (13)	61,250	*
Steve Kratz (14)	54,100	*
Michael Umansky (15)	45,000	*
Mervyn McCulloch (16)	45,000	*
David Lee (17)	7,500	*
Kevin Daly (18)	12,500	*
Directors and executive officers as a group — 14 persons (19)	2,650,000	21.6%

*	Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)	Includes 6,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan.

(3)	Includes 13,650 shares issuable upon the exercise of currently exercisable warrants. Based on a schedule 13G/A filed with the SEC on February 12, 2008, Seth W. Hamot as the president of Roark, Rearden & Hamot LLP, which is the general partner of Costa Brava Partnership III L.P., has the power to vote and dispose of the shares of our common stock held of record by Costa Brava Partnership III L.P. The business address of each of Costa Brava Partnership II L.P., Seth W. Hamot and Roark, Rearden & Hamot, LLC is 420 Boylston Street, Boston, MA 02116.

(4)	Includes 111,575 shares issuable upon the exercise of currently exercisable warrants. Based on a Schedule 13G filed with the SEC on January 12, 2009, William Blair & Company LLC was the beneficial owner with sole power to vote and dispose of the shares of our common stock. The business address of William Blair & Company LLC is 222 W Adams, Chicago, IL 60606.

(5)	Includes 96,000 shares issuable upon the exercise of currently exercisable warrants. Based on a Schedule 13G/A filed with the SEC on March 11, 2008, Janus Capital Management LLC, which is the investment advisor of Janus Venture Fund, has the power to vote and dispose of the shares of our common stock held of record by Janus Capital Management LLC and Janus Venture Fund. The business address of Janus Capital Management LLC and Janus Venture Fund is 151 Detroit Street, Denver, Colorado 80206.

(6)	Represents 30,000 shares issuable upon exercise of options exercisable under the 1996 Stock Option Plan (the “1996 Stock Option Plan”); 255,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan and 600,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan.

(7)	Represents 17,666 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(8)	Represents 34,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(9)	Represents 34,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(10)	Represents 17,666 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(11)	Represents 8,333 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(12)	Includes 24,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 44,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan, and includes 92 shares of common stock held by The Schooner 2003 Family Trust. Mr. Schooner expressly disclaims ownership of the shares held by The Schooner 2003 Family Trust.

(13)	Includes 17,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 44,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(14)	Includes 38,100 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 16,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(15)	Includes 45,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(16)	Includes 45,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(17)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(18)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(19)	Includes 340,600 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 30,000 shares issuable upon exercise of currently exercisable options granted under the 1996 Stock Option Plan; 4,500 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 809,000 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; and 111,665 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.
Information regarding our securities authorized for issuance under our equity compensation plan is found in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence
We have entered into a consulting agreement with Mel Marks, our founder, member of our Board of Directors and largest shareholder. We currently pay Mel Marks a consulting fee of $350,000 per year under this arrangement. We have also agreed to pay Mr. Gay, a member of our Board of Directors, $90,000 per year for his service as a member of our Board of Directors and Chairman of our Audit Committee. For additional information, see the discussion under the caption “Executive Compensation” “2009 Director Compensation”.
On July 22, 2008, we retired 108,534 shares of our common stock which had been pledged by Mr. Richard Marks in satisfaction of a $682,000 shareholder note receivable we recorded in connection with the reimbursement amount owed to us by Mr. Marks for certain previously advanced legal fees and costs, plus interest accrued from January 15, 2008 through July 22, 2008, and the remaining shares pledged as collateral for this amount were released to Mr. Marks.
During fiscal 2009, we paid Houlihan Lokey Howard & Zukin Capital, Inc. a $110,000 retainer for services and reimbursement of other out-of-pocket expenses. Scott J. Adelson, a member of our board of directors, is a Senior Managing Director for Houlihan Lokey Howard & Zukin Capital, Inc.
We do not have a written policy applicable to any transaction, arrangement or relationship between us and a related party. Our practice with regards to related party transactions has been for our Board of Directors, or a committee thereof, to review, approve and/or ratify such transactions as they arise. In making its determination to approve or ratify a transaction, our Board of Directors, or a committee thereof, would consider such factors as (i) the extent of the related party’s interest in the transaction, (ii) if applicable, the availability of other sources of comparable products or services, (iii) whether the terms of the related party transaction are no less favorable than terms generally available in unaffiliated transactions under like circumstances, (iv) the benefit to us, and (v) the aggregate value of the transaction.
Director Independence
Information regarding the independence of our directors can be found in Item 10 “Directors, Executives Officers and Corporate Governance” — Corporate Governance, Board of Directors and Committees of the Board of Directors.
Item 14. Principal Accountant Fees and Services
The following table summarizes the total fees we paid to our current independent certified public accountants, Ernst & Young LLP, effective December 4, 2007, and our prior independent certified public accountants, Grant Thornton LLP, for professional services provided during the following fiscal years ended March 31:

	2009	2008	2007
Audit Fees	$1,410,000	$2,638,000	$1,769,000
Audit Related Fees	—	—	—
Tax Fees	52,000	—	—
All Other Fees	188,000	199,000	67,000

Total	$1,650,000	$2,837,000	$1,836,000

Audit fees in fiscal 2009, 2008 and 2007 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, (iii) the review of our compliance with SOX 404 requirements, (iv) the review of SEC letters (v) the review of restated financial statements and related Forms 10-K/A and 10-Q/A, and (vi) services associated with SEC registration statements.
Tax fees in fiscal 2009 related primarily to professional services for transfer pricing and tax accounting method changes.
Other fees in fiscal 2009 related primarily to professional services for due diligence work related to our acquisitions. In fiscal 2008, other fees billed consisted of professional services for due diligence work related to a potential acquisition and the adoption of FIN 48. Other fees billed in fiscal 2007 relate primarily to professional services related to our POS unwind transaction and SFAS No. 123(R).
Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2009, 2008 and 2007 were pre-approved by the Audit Committee.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
Exhibits.
The following exhibits are filed with this Amendment:

Number	Description of Exhibit	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.
Dated: July 29, 2009	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: July 29, 2009	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	July 29, 2009

/s/ David Lee David Lee	Chief Financial Officer (Principal Financial Officer)	July 29, 2009

/s/ Kevin Daly Kevin Daly	Chief Accounting Officer (Principal Accounting Officer)	July 29, 2009

/s/ Mel Marks Mel Marks	Director	July 29, 2009

/s/ Scott Adelson Scott Adelson	Director	July 29, 2009

/s/ Rudolph Borneo Rudolph Borneo	Director	July 29, 2009

/s/ Philip Gay Philip Gay	Director	July 29, 2009

/s/ Duane Miller Duane Miller	Director	July 29, 2009

/s/ Jeffrey Mirvis Jeffrey Mirvis	Director	July 29, 2009