Form 10-Q
period 2009-06-30
MOTORCAR PARTS  AMERICA INC
filed 2009-08-10
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 11,962,021 shares of Common Stock outstanding at August 3, 2009.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$1,147,000	$452,000
Short-term investments	329,000	335,000
Accounts receivable — net	8,845,000	11,121,000
Inventory— net	28,161,000	27,923,000
Inventory unreturned	4,804,000	4,708,000
Deferred income taxes	8,280,000	8,277,000
Prepaid expenses and other current assets	1,358,000	1,355,000

Total current assets	52,924,000	54,171,000
Plant and equipment — net	13,717,000	13,997,000
Long-term core inventory	62,269,000	62,821,000
Long-term core inventory deposit	24,451,000	24,451,000
Long-term deferred income taxes	989,000	989,000
Intangible assets — net	2,457,000	2,564,000
Other assets	572,000	595,000

TOTAL ASSETS	$157,379,000	$159,588,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,617,000	$24,507,000
Note payable	429,000	722,000
Accrued liabilities	1,440,000	1,451,000
Accrued salaries and wages	3,604,000	3,162,000
Accrued workers’ compensation claims	1,718,000	1,895,000
Income tax payable	1,370,000	1,158,000
Line of credit	20,100,000	21,600,000
Other current liabilities	634,000	1,624,000
Current portion of capital lease obligations	1,613,000	1,621,000

Total current liabilities	54,525,000	57,740,000
Deferred core revenue	6,138,000	5,934,000
Deferred gain on sale-leaseback	712,000	843,000
Other liabilities	641,000	587,000
Capitalized lease obligations, less current portion	1,007,000	1,401,000

Total liabilities	63,023,000	66,505,000
Commitments and Contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 11,962,021 shares issued and outstanding at June 30, 2009 and March 31, 2009	120,000	120,000
Additional paid-in capital	92,515,000	92,459,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(1,962,000)	(1,984,000)
Retained earnings	1,804,000	609,000

Total shareholders’ equity	94,356,000	93,083,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$157,379,000	$159,588,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Net sales	$32,690,000	$32,705,000
Cost of goods sold	25,519,000	21,225,000

Gross profit	7,171,000	11,480,000
Operating expenses:
General and administrative	2,512,000	4,202,000
Sales and marketing	1,272,000	1,012,000
Research and development	334,000	462,000

Total operating expenses	4,118,000	5,676,000

Operating income	3,053,000	5,804,000
Other expense (income):
Interest expense	996,000	832,000
Interest income	—	(14,000)

Income before income tax expense	2,057,000	4,986,000
Income tax expense	862,000	1,954,000

Net income	$1,195,000	$3,032,000

Basic net income per share	$0.10	$0.25

Diluted net income per share	$0.10	$0.25

Weighted average number of shares outstanding:

Basic	11,962,021	12,070,555

Diluted	12,071,451	12,193,667

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,195,000	$3,032,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	797,000	762,000
Amortization of intangible assets	107,000	30,000
Amortization of deferred gain on sale-leaseback	(131,000)	(130,000)
Provision for inventory reserves	252,000	168,000
Provision for customer payment discrepencies	254,000	145,000
Provision for (recovery of) doubtful accounts	(3,000)	6,000
Deferred income taxes	(4,000)	(100,000)
Share-based compensation expense	56,000	229,000
Loss on disposal of assets	5,000	—
Changes in current assets and liabilities:
Accounts receivable	2,025,000	(6,979,000)
Inventory	(304,000)	(558,000)
Inventory unreturned	(96,000)	(146,000)
Prepaid expenses and other current assets	(4,000)	(221,000)
Other assets	56,000	441,000
Accounts payable and accrued liabilities	(895,000)	(4,529,000)
Income tax payable	183,000	1,846,000
Deferred core revenue	204,000	779,000
Long-term accounts receivable	—	707,000
Long-term core inventory	370,000	(2,283,000)
Long-term core inventory deposits	—	(210,000)
Other liabilities	(1,097,000)	(331,000)

Net cash provided by (used in) operating activities	2,970,000	(7,342,000)
Cash flows from investing activities:
Purchase of property, plant and equipment	(153,000)	(532,000)
Purchase of businesses	(293,000)	(4,164,000)
Change in short term investments	54,000	(12,000)

Net cash used in investing activities	(392,000)	(4,708,000)
Cash flows from financing activities:
Borrowings under line of credit	6,500,000	14,445,000
Repayments under line of credit	(8,000,000)	(3,700,000)
Payments on capital lease obligations	(408,000)	(445,000)

Net cash (used in) provided by financing activities	(1,908,000)	10,300,000
Effect of exchange rate changes on cash	25,000	169,000

Net increase (decrease) in cash and cash equivalents	695,000	(1,581,000)
Cash and cash equivalents — Beginning of period	452,000	1,935,000

Cash and cash equivalents — End of period	$1,147,000	$354,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$977,000	$762,000
Income taxes	600,000	129,000
Non-cash investing and financing activities:
Property acquired under capital lease	$—	$315,000
Holdback on purchase of businesses	—	500,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2009 and 2008
(Unaudited)
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2009.
The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.
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

The Company believes the acquisition of AIM expands its customer base and product line, including the addition of business in heavy duty alternator and starter applications. The following table reflects the final allocation of the purchase price:

Consideration and acquisition costs
Cash consideration	$3,727,000
Purchase price hold back	500,000
Acquisition costs	437,000

Total	$4,664,000

Purchase price allocation
Accounts receivable, net of allowances	$(221,000)
Inventory	2,853,000
Trademarks	212,000
Customer relationships	1,441,000
Non-compete agreements	50,000
Goodwill	329,000

Total purchase price	$4,664,000

The definitive purchase agreement was amended on May 16, 2008. The amendment provided for an additional contingent consideration of up to $400,000 to AIM if the net sales to certain customers exceed an agreed upon dollar threshold during the period June 1, 2008 to May 31, 2009. The net sales to these customers did not exceed the agreed upon threshold and hence the Company does not expect to make any additional payments under this definitive purchase agreement.
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
The following table reflects the preliminary allocation of the purchase price:

Consideration and acquisition costs
Cash consideration	$2,448,000
Purchase price hold back	300,000
Note payable	1,293,000
Acquisition costs	279,000

Total	$4,320,000

Purchase price allocation
Accounts receivable, net of allowances	$(95,000)
Inventory	1,366,000
Trademarks	156,000
Customer relationships	970,000
Non-compete agreements	61,000
Goodwill	1,862,000

Total purchase price	$4,320,000

The note payable to SCP of $1,293,000 bears interest at prime plus 1% and is payable in monthly installments of $100,000 beginning in October 2008. During the three months ended June 30, 2009, principal and interest of $293,000 and $7,000, respectively, was paid on the note payable to SCP.

The results of operations of certain assets acquired from AIM and SCP are included in the Consolidated Statement of Operations from their respective acquisition dates.
3. Goodwill and Intangible Assets
The Company had no goodwill on its Consolidated Balance Sheets as of June 30, 2009 and March 31, 2009.
The following is a summary of the Company’s intangible assets at June 30, 2009 and March 31, 2009.

		June 30, 2009		March 31, 2009
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Trademarks	5 - 7 years	$368,000	$61,000	$368,000	$45,000
Customer relationships	7 years	2,411,000	350,000	2,411,000	265,000
Non-compete agreements	5 years	111,000	22,000	111,000	16,000

Total		$2,890,000	$433,000	$2,890,000	$326,000

Amortization expense related to intangible assets was $107,000 and $30,000 during the three months ended June 30, 2009 and 2008, respectively. The aggregate estimated future amortization expense for intangible assets is as follows:

Year ending March 31,
2010— remaining nine months	$321,000
2011	428,000
2012	428,000
2013	428,000
2014	393,000
Thereafter	459,000

Total	$2,457,000

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
Accounts receivable — net is comprised of the following:

	June 30, 2009	March 31, 2009
Accounts receivable — trade	$39,892,000	$40,126,000
Allowance for bad debts	(240,000)	(243,000)
Customer allowances earned	(5,261,000)	(5,109,000)
Customer payment discrepancies	(874,000)	(681,000)
Customer finished goods returns accruals	(10,760,000)	(10,097,000)
Customer core returns accruals	(13,912,000)	(12,875,000)

Less: total accounts receivable offset accounts	(31,047,000)	(29,005,000)

Total accounts receivable — net	$8,845,000	$11,121,000

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
Change in the Company’s warranty return accrual is as follows:

	Three Months Ended
	June 30,
	2009	2008
Balance at beginning of period	$(2,596,000)	$(2,824,000)
Charged to expense	8,195,000	7,963,000
Amounts processed	(8,187,000)	(7,478,000)

Balance at end of period	$(2,604,000)	$(3,309,000)

5. Inventory
Inventory includes non-core inventory, inventory unreturned, long-term core inventory, long-term core inventory deposit and is comprised of the following:

	June 30, 2009	March 31, 2009
Non-core inventory
Raw materials	$9,513,000	$9,810,000
Work-in-process	72,000	56,000
Finished goods	20,171,000	19,643,000

	29,756,000	29,509,000
Less: allowance for excess and obsolete inventory	(1,595,000)	(1,586,000)

Total	$28,161,000	$27,923,000

Inventory unreturned	$4,804,000	$4,708,000

Long-term core inventory
Used cores held at company’s facilities	$16,843,000	$17,580,000
Used cores expected to be returned by customers	3,753,000	2,799,000
Remanufactured cores held in finished goods	13,957,000	15,536,000
Remanufactured cores held at customers’ locations	28,493,000	27,501,000

	63,046,000	63,416,000
Less: allowance for excess and obsolete inventory	(777,000)	(595,000)

Total	$62,269,000	$62,821,000

Long-term core inventory deposit	$24,451,000	$24,451,000

6. Major Customers
The Company’s four largest customers accounted for the following total percentage of net sales and accounts receivable:

	Three Months Ended
	June 30,
	2009	2008
Sales
Customer A	46%	46%
Customer B (1)	23%	26%
Customer C	7%	12%
Customer D	10%	11%

	June 30, 2009	March 31, 2009
Accounts Receivable
Customer A	18%	18%
Customer B (1)	45%	47%
Customer C	15%	25%
Customer D	9%	3%

(1)	One of the Company’s largest customers was acquired by another of the Company’s largest customers. Therefore, the percentage of net sales for the three months ended June 30, 2008 and the percentage of accounts receivable as of March 31, 2009 attributable to Customer B include the combined net sales and accounts receivable of these customers.
For the three months ended June 30, 2009 and 2008, one supplier provided approximately 27% and 23%, respectively, of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s raw materials purchases for the three months ended June 30, 2009 or 2008.
7. Line of Credit; Factoring Agreements
The Company’s existing amended and restated credit agreement, as amended, with its bank (the “Credit Agreement”) continues to provide the Company with a revolving loan (the “Revolving Loan”) of up to $40,000,000, including obligations under outstanding letters of credit. The Credit Agreement, among other things, allows the Company to borrow under the Revolving Loan for the purpose of consummating certain permitted acquisitions.
In June 2009, the Company entered into a sixth amendment to the Credit Agreement with its bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 to be reserved by the Company’s bank against the Company’s Revolving Loan commitment amount and available in the event the receivables from the Company’s largest customer are no longer factored, and (ii) amended certain financial covenants, including the Company’s leverage ratio and EBITDA covenants.
In August 2009, the Company entered into a seventh amendment to the Credit Agreement with its bank. This amendment, among other things, extended the expiration date of the credit facility to July 13, 2010.
The bank holds a security interest in substantially all of the Company’s assets. The balance of the Revolving Loan was $20,100,000 and $21,600,000 at June 30, 2009 and March 31, 2009, respectively. Additionally, the Company had reserved $2,201,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance and $274,000 reserved for commercial letters of credit as of June 30, 2009. As of June 30, 2009, $17,425,000 was available under the Revolving Loan, and of this, $7,500,000 is reserved for use in the event the Company’s largest customer discontinues its current practice of having the Company’s receivables factored.
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
The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2009.

Under two separate agreements executed with two customers and their respective banks, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The Company has an arrangement with one additional customer under which that customer’s receivables may also be sold at a discount. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $14,673,000 and $16,406,000 for the three months ended June 30, 2009 and 2008, respectively, by an average of 310 days. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the three months ended June 30, 2009 and 2008 was 5.5% and 4.5%, respectively. The amount of the discount on these receivables, $699,000 and $609,000 for the three months ended June 30, 2009 and 2008, respectively, was recorded as interest expense. In May 2008, one of these customers suspended the use of its receivable discount program, but has advised the Company that it may be in a position to re-open the use of this program sometime in the future.
8. Stock Options and Share-Based Payments
The Company accounts for stock options and share-based payments in accordance with SFAS No. 123(R). The Company recognized stock-based compensation expense of $56,000 and $229,000 for the three months ended June 30, 2009 and 2008, respectively. The Company granted 6,000 and 50,000 stock options during the three months ended June 30, 2009 and 2008, respectively.
At June 30, 2009, there was $110,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to unvested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 0.9 years.
9. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.
The following presents a reconciliation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2009	2008
Net income	$1,195,000	$3,032,000

Basic shares	11,962,021	12,070,555
Effect of dilutive stock options and warrants	109,430	123,112

Diluted shares	12,071,451	12,193,667

Net income per share:
Basic	$0.10	$0.25

Diluted	$0.10	$0.25

The effect of dilutive options and warrants excludes 1,272,399 options and 546,283 warrants with exercise prices ranging from $4.45 to $15.00 per share for the three months ended June 30, 2009 and 995,606 options and 546,283 warrants with exercise prices ranging from $7.27 to $18.37 per share for the three months ended June 30, 2008 — all of which were anti-dilutive.
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

	Three Months Ended
	June 30,
	2009	2008
Net income	$1,195,000	$3,032,000
Unrealized gain on short-term investments	29,000	6,000
Foreign currency translation	(7,000)	309,000

Comprehensive net income	$1,217,000	$3,347,000

11. Income Taxes
Income tax expenses for the three months ended June 30, 2009 and 2008 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. At March 31, 2009, the Company had no federal net operating loss carryforwards. As a result, the Company’s cash flow for the three months ended June 30, 2009 was impacted by the fact that there were no net operating loss carryforwards available. The Company’s cash flows in future periods will be impacted by the unavailability of net operating loss carryforwards.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal 2005 unless subsequent audit results allow the examination of specific issues in earlier fiscal periods. The Internal Revenue Service has scheduled a tax audit of the federal tax returns for the fiscal year ended March 31, 2007. The opening meeting is scheduled for September 15, 2009, so the manner in which each tax position will be resolved and the amount of potential changes in the Company’s tax liabilities from the audit are uncertain.
12. Financial Risk Management and Derivatives
Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s production facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposure is from changes in the rate between the U.S. dollar and the Mexican peso related to the operation of the Company’s facility in Mexico. The Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos in order to mitigate this risk. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific purchase requirements to fund those overseas facilities.
The Company enters into forward foreign currency exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign currency exchange contracts are designated for forecasted expenditure requirements to fund the foreign operations.
The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $6,761,000 and $7,224,000 at June 30, 2009 and March 31, 2009, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivatives instruments on its Consolidated Statement of Operations:

Amount of Gain (Loss)
	Location of Gain (Loss)	Recognized in Income
Derivatives Not Designated as Hedging	Recognized in Income	on Derivative
Instruments under Statement 133	on Derivative	Three Months Ended June 30, 2009
Forward foreign currency exchange contracts	General and administrative expenses	$964,000
The fair value of the forward foreign currency exchange contracts of ($84,000) and ($1,048,000) are included in other current liabilities in the Consolidated Balance Sheets at June 30, 2009 and March 31, 2009, respectively.
13. Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy of SFAS No. 157 as of June 30, 2009 and March 31, 2009:

	June 30, 2009				March 31, 2009
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$329,000	$329,000	—	—	$335,000	$335,000	—	—

Liabilities
Deferred compensation	329,000	329,000	—	—	335,000	335,000	—	—
Forward foreign currency exchange contracts	84,000	—	$84,000	—	1,048,000	—	$1,048,000	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2009 and 2008, decreases of $964,000 and $203,000, respectively, in general and administrative expenses were recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the three months ended June 30, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the line of credit and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.
14. Subsequent Events
The Company has completed an evaluation of all subsequent events through August 10, 2009 and concluded that no subsequent events have occurred that would require recognition in the Company’s consolidated financial statements or disclosure in the notes to the consolidated financial statements.
15. New Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS No. 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 30, 2009 did not have any material impact on the Company’s consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of SFAS No. 166 on April 1, 2010 to have any material impact on its consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of SFAS No. 167 on April 1, 2010 to have any material impact on its consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on the Company’s consolidated financial position and results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our”, “we”, or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2009 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 15, 2009.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers of the type we have increasingly made, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Management Overview
We remanufacture alternators and starters for imported and domestic cars and light trucks in addition to heavy duty, agricultural and industrial application and distribute them predominantly throughout the United States and Canada. Our business for heavy duty, agricultural and industrial applications is in its early stages and does not represent a significant portion of our business. Our line of light duty alternators and starters are sold to most of the largest auto parts retail chains in the United States and Canada, and various traditional warehouses for the professional installers. We believe that demand and replacement rates for after-market remanufactured alternators and starters generally increase with increases in miles driven and the age of vehicles.
Historically, our business has focused on the do-it-yourself (“DIY”) market, customers who buy remanufactured alternators and starters at an auto parts store and install the parts themselves. We believe that the do-it-for-me (“DIFM”) market, also known as the professional installer market, is an attractive opportunity for growth. We believe we are positioned to benefit from this market opportunity in two ways: (1) our auto parts retail customers are expanding their efforts to target the professional installer market segment and (2) we sell our products under private label and our Quality-Built®, Talon®, Xtreme® and other brand names directly to suppliers that focus on professional installers. In addition, we sell our products to an original equipment manufacturer for distribution to the professional installer both for warranty replacement and their general after-market channels.
We operate in one business segment pursuant to SFAS No. 131, Disclosures about Segments of Enterprise and Related Information.

Results of Operations for the Three Months Ended June 30, 2009 and 2008
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	June 30,
	2009	2008
Gross profit percentage	21.9%	35.1%
Cash flow provided by (used in) operations	$2,970,000	$(7,342,000)
Finished goods turnover (annualized) (1)	5.1	3.5
Annualized return on equity (2)	5.1%	13.3%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	June 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	78.1	64.9

Gross profit	21.9	35.1
Operating expenses:
General and administrative	7.7	12.8
Sales and marketing	3.9	3.1
Research and development	1.0	1.4

Operating income	9.3	17.8
Interest expense — net of interest income	3.0	2.5
Income tax expense	2.6	6.0

Net income	3.7%	9.3%

Net Sales. Net sales for the three months ended June 30, 2009 decreased by $15,000, to $32,690,000 compared to net sales for the three months ended June 30, 2008 of $32,705,000. In addition to the impact of general overall economic conditions, our sales in the first two months of the current fiscal quarter were negatively impacted by an inventory reduction program initiated by one of our largest customers and an understanding with a customer to delay shipments because of its then uncertain financial future. The net sales in the third month of this fiscal quarter was not affected by this and so our overall net sales to these customers for the three months ended June 30, 2009 were only slightly lower compared to the net sales for the three months ended June 30, 2008. The decrease in net sales to our other major existing customers was partially offset by net sales to certain new customers acquired as a result of our acquisitions.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales increased during the three months ended June 30, 2009 to 78.1% from 64.9% for the three months ended June 30, 2008, resulting in a corresponding decrease in our gross profit of 13.2% to 21.9% for the three months ended June 30, 2009 from 35.1% for the three months ended June 30, 2008. The decrease in the gross profit percentage, as compared to the three months ended June 30, 2008, was primarily due to (i) the reversal of a $1,307,000 accrual related to the customs duties claims during the three months ended June 30, 2008, (ii) a reduction in scrap metal prices that resulted in a decrease in revenue of $867,000 for our scrap metal compared to the three months ended June 30, 2008, (iii) an increase in packaging costs of $392,000 compared to the three months ended June 30, 2008, and (iv) increases in other costs during the three months ended June 30, 2009 compared to the same period of the prior year. In addition, our gross profit in the prior year was positively impacted by acceleration of $2,300,000 of promotional allowances in the fourth quarter of fiscal 2008, which otherwise would have been earned by one of our customers during the fourth quarter of fiscal 2008 through the first quarter of fiscal 2009.
General and Administrative. Our general and administrative expenses for the three months ended June 30, 2009 were $2,512,000, which represents a decrease of $1,690,000, or 40.2%, from general and administrative expenses for the three months ended June 30, 2008 of $4,202,000. This decrease in general and administrative expenses during the three months ended June 30, 2009 was primarily due to the following: (i) a net gain of $761,000 recorded due to the changes in the fair value of foreign exchange contracts, (ii) $260,000 of decreased audit, consulting, and other professional services fees, (iii) $173,000 of decreased stock-based compensation, (iv) $105,000 of decreased severance and other related expenses, and (v) $273,000 decrease in other general and administrative expenses.
Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2009 increased $260,000, or 25.7%, to $1,272,000 from $1,012,000 for the three months ended June 30, 2008. This increase was due primarily to the fact that compensation expenses for the three months ended June 30, 2008 include compensation expenses attributable to the AIM acquisition since May 2008, while the compensation expenses for the three months ended June 30, 2009 include the full quarter impact of compensation expenses for these employees.
Research and Development. Our research and development expenses decreased by $128,000, or 27.7%, to $334,000 for the three months ended June 30, 2009 from $462,000 for the three months ended June 30, 2008. The decrease in research and development expense was due primarily to lower compensation and other supplies expenses.
Interest Expense. Our interest expense, net of interest income, for the three months ended June 30, 2009 was $996,000. This represents an increase of $178,000, or 21.8%, over interest expense, net of interest income, of $818,000 for the three months ended June 30, 2008. This increase was primarily attributable to higher discount rates on factored receivables and higher average outstanding balances on our line of credit, which was partially offset by lower interest rates on our line of credit balance during the three months ended June 30, 2009 as compared to the three months ended June 30, 2008.
Income Tax. For the three months ended June 30, 2009 and 2008, we recognized income tax expense of $862,000 and $1,954,000, respectively. Income tax expense for the three months ended June 30, 2009 and 2008 reflects income tax rates higher than the federal statutory rates primarily due to state income taxes, which was partially offset by the benefit of lower statutory rates in foreign taxing jurisdictions.
Liquidity and Capital Resources
Overview
At June 30, 2009, we had negative working capital of $1,601,000, a ratio of current assets to current liabilities of 0.97:1, and cash of $1,147,000, compared to negative working capital of $3,569,000, a ratio of current assets to current liabilities of 0.94:1, and cash of $452,000 at March 31, 2009. The change in working capital from March 31, 2009 is primarily the result of (i) a pay down of our line of credit, (ii) a decrease in other current liabilities as a result of changes in the fair value of our forward foreign currency exchange contracts, (iii) a decrease in accounts payables balances, and (iv) higher cash on hand partly offset by lower accounts receivable due primarily to higher balances in accounts receivable offset accounts.
During the three months ended June 30, 2009, we used cash generated by operations, obtained from our Revolving Loan, and from our receivable discount programs we have with certain of our customers as our primary sources of liquidity. In May 2008, one of these customers suspended the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will be re-instated or that a similar program with another customer will be established or continued.
We believe our cash generated by operations, amounts available under our Revolving Loan, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next twelve months.

Cash Flows
Net cash provided by operating activities was $2,970,000 for the three months ended June 30, 2009 compared to net cash used in operating activities of $7,342,000 for the three months ended June 30, 2008. The most significant changes in operating activities for the three months ended June 30, 2009 compared to the three months ended June 30, 2008 were the (i) collection of receivables from a customer at agreed upon terms for which factoring had been suspended in May 2008, (ii) a less significant reduction in our accounts payable and accrued liabilities compared to three months ended June 30, 2008, and (iii) our long term core inventory levels at June 30, 2009 decreased from the long term core inventory levels at March 31, 2009 compared to an increase in the long term core inventory levels in the same period of prior year due primarily to increased levels of Remanufactured Cores held for sale at our customers’ locations. We expect our cash flows in future periods will continue to be impacted by the unavailability of net operating loss carryforwards.
Net cash used in investing activities was $392,000 and $4,708,000 during the three months ended June 30, 2009 and 2008, respectively. The change in net cash used in investing activities primarily resulted from lower capital expenditures during the three months ended June 30, 2009, and the consummation of the AIM acquisition during the three months ended June 30, 2008. Capital expenditures for the three months ended June 30, 2009 primarily related to the purchase of equipment for our manufacturing facilities. Capital expenditures for the three months ended June 30, 2008 primarily related to IT equipment and improvements at our Torrance, California location.
Net cash used in financing activities was $1,908,000 during the three months ended June 30, 2009, compared to net cash provided by financing activities of $10,300,000 during the three months ended June 30, 2008. This change was primarily due to paying down our line of credit compared to borrowing under our line of credit in the prior year primarily to finance the AIM acquisition, pay down our accounts payable balances, and to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable.
Capital Resources
Line of Credit
Our existing amended and restated credit agreement, as amended, with our bank (the “Credit Agreement”) continues to provide us with a revolving loan (the “Revolving Loan”) of up to $40,000,000, including obligations under outstanding letters of credit. The Credit Agreement, among other things, allows us to borrow under the Revolving Loan for the purpose of consummating certain permitted acquisitions.
In June 2009, we entered into a sixth amendment to the Credit Agreement with our bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 to be reserved by our bank against our Revolving Loan commitment amount and available in the event the receivables from our largest customer are no longer factored, and (ii) amended certain financial covenants, including our leverage ratio and EBITDA covenants.
In August 2009, we entered into a seventh amendment to the Credit Agreement with our bank. This amendment, among other things, extended the expiration date of the credit facility to July 13, 2010.
The bank holds a security interest in substantially all of our assets. The balance of the Revolving Loan was $20,100,000 and $21,600,000 at June 30, 2009 and March 31, 2009, respectively. Additionally, we had reserved $2,201,000 of the Revolving Loan for standby letters of credit for worker’s compensation insurance and $274,000 reserved for commercial letters of credit as of June 30, 2009. As of June 30, 2009, $17,425,000 was available under the Revolving Loan, and of this, $7,500,000 is reserved for use in the event our largest customer discontinues its current practice of having our receivables factored.
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
We were in compliance with all financial covenants under the Credit Agreement as of June 30, 2009.

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
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The discount under this program averaged 5.5% during the three months ended June 30, 2009 and has allowed us to accelerate collection of receivables aggregating $14,673,000 by an average of 310 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest expense of $699,000 during the three months ended June 30, 2009. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands, or if the discount period is extended to reflect more favorable payment terms to customers.
In May 2008, one of these customers suspended the use of its receivable discount program, but has advised us that it may be in a position to re-open the use of this program sometime in the future. We cannot provide assurance that the program will be reinstated or that a similar program with another customer will be established or continued.
Off-Balance Sheet Arrangements
At June 30, 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Capital Expenditures and Commitments
Capital Expenditures
Our capital expenditures were $153,000 for the three months ended June 30, 2009 and primarily relate to the purchase of equipment for our manufacturing facilities. We expect our fiscal year 2010 capital expenditures to be approximately $1.5 million. We intend to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
Related Party Transactions
Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2009.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates that are presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2009, except as discussed below.

New Accounting Pronouncements
In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. SFAS No. 165 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 on June 30, 2009 did not have any material impact on our consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140 (“SFAS No. 166”). SFAS No. 166 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS No. 166 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of SFAS No. 166 on April 1, 2010 to have any material impact on our consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of SFAS No. 167 on April 1, 2010 to have any material impact on our consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. This standard replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes only two levels of U.S. GAAP, authoritative and non-authoritative. The FASB Accounting Standards Codification (the “Codification”) will become the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the second quarter of fiscal 2010. As the Codification was not intended to change or alter existing GAAP, it will not have any impact on our consolidated financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2009, which was filed on June 15, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of June 30, 2009.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 15, 2009.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Limitation on Payment of Dividends—The Credit Agreement prohibits the declaration or payment of any dividends other than dividends payable in our capital stock.
Item 5. Other Information
On August 5, 2009, we entered into a Seventh Amendment, dated as of July 31, 2009, to our Credit Agreement with Union Bank, N.A. and a related revolving note (the “Revolving Note”). The Seventh Amendment, among other things, extends the term of the Credit Agreement from April 15, 2010 to July 13, 2010.
A copy of the Seventh Amendment and the Revolving Note are attached to hereto as Exhibits 10.1 and 10.2, respectively, and incorporated herein by reference.

Item 6. Exhibits
(a) Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

Number	Description of Exhibit	Method of Filing
4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	Seventh Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2009, between the Company and Union Bank, N.A.	Filed herewith.

10.2	Revolving Note, dated as of July 31, 2009, executed by the Company in favor of Union Bank, N.A.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: August 10, 2009	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 10, 2009	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer