Form 10-Q
period 2009-09-30
MOTORCAR PARTS  AMERICA INC
filed 2009-11-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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
Registrant’s telephone number, including area code: (310) 212-7910
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 11,996,021 shares of Common Stock outstanding at November 3, 2009.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$1,633,000	$452,000
Short-term investments	390,000	335,000
Accounts receivable — net	12,509,000	11,121,000
Inventory— net	27,785,000	27,923,000
Inventory unreturned	4,269,000	4,708,000
Deferred income taxes	8,280,000	8,277,000
Prepaid expenses and other current assets	1,573,000	1,355,000

Total current assets	56,439,000	54,171,000
Plant and equipment — net	13,289,000	13,997,000
Long-term core inventory	63,993,000	62,821,000
Long-term core inventory deposit	25,768,000	24,451,000
Long-term deferred income taxes	480,000	989,000
Intangible assets — net	6,690,000	2,564,000
Other assets	512,000	595,000

TOTAL ASSETS	$167,171,000	$159,588,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,635,000	$24,507,000
Note payable	133,000	722,000
Accrued liabilities	1,513,000	1,451,000
Accrued salaries and wages	2,365,000	3,162,000
Accrued workers’ compensation claims	1,600,000	1,895,000
Income tax payable	909,000	1,158,000
Line of credit	23,700,000	21,600,000
Other current liabilities	597,000	1,624,000
Current portion of capital lease obligations	1,577,000	1,621,000

Total current liabilities	62,029,000	57,740,000
Deferred core revenue	5,509,000	5,934,000
Deferred gain on sale-leaseback	581,000	843,000
Other liabilities	713,000	587,000
Capitalized lease obligations, less current portion	637,000	1,401,000

Total liabilities	69,469,000	66,505,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 11,996,021 and 11,962,021 shares issued and outstanding at September 30, 2009 and March 31, 2009, respectively	120,000	120,000
Additional paid-in capital	92,680,000	92,459,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(2,216,000)	(1,984,000)
Retained earnings	5,239,000	609,000

Total shareholders’ equity	97,702,000	93,083,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$167,171,000	$159,588,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	$72,127,000	$69,142,000	$39,437,000	$36,437,000
Cost of goods sold	54,140,000	45,756,000	28,621,000	24,531,000

Gross profit	17,987,000	23,386,000	10,816,000	11,906,000
Operating expenses:
General and administrative	6,165,000	9,174,000	3,653,000	4,972,000
Sales and marketing	2,807,000	2,356,000	1,535,000	1,344,000
Research and development	668,000	1,043,000	334,000	581,000

Total operating expenses	9,640,000	12,573,000	5,522,000	6,897,000

Operating income	8,347,000	10,813,000	5,294,000	5,009,000
Other expense (income):
Gain on acquisition	(1,331,000)	—	(1,331,000)	—
Interest expense	1,970,000	1,984,000	974,000	1,152,000
Interest income	—	(18,000)	—	(4,000)

Income before income tax expense	7,708,000	8,847,000	5,651,000	3,861,000
Income tax expense	3,078,000	3,495,000	2,216,000	1,541,000

Net income	$4,630,000	$5,352,000	$3,435,000	$2,320,000

Basic net income per share	$0.39	$0.44	$0.29	$0.19

Diluted net income per share	$0.38	$0.44	$0.28	$0.19

Weighted average number of shares outstanding:
Basic	11,967,797	12,029,039	11,973,510	11,987,975

Diluted	12,086,298	12,158,376	12,101,997	12,130,280

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2009	2008
Cash flows from operating activities:
Net income	$4,630,000	$5,352,000

Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,604,000	1,561,000
Amortization of intangible assets	258,000	92,000
Amortization of deferred gain on sale-leaseback	(262,000)	(259,000)
Provision for (recovery of) inventory reserves	606,000	(285,000)
Provision for customer payment discrepancies	186,000	240,000
Provision for doubtful accounts	—	224,000
Deferred income taxes	587,000	(163,000)
Share-based compensation expense	98,000	385,000
Gain on acquisition	(1,331,000)	—
Impact of tax benefit on APIC pool	36,000	—
Loss on disposal of assets	5,000	—
Changes in current assets and liabilities:
Accounts receivable	(2,697,000)	(11,216,000)
Inventory	(131,000)	5,276,000
Inventory unreturned	439,000	219,000
Prepaid expenses and other current assets	(166,000)	424,000
Other assets	116,000	374,000
Accounts payable and accrued liabilities	3,436,000	(7,653,000)
Income tax payable	(297,000)	1,899,000
Deferred core revenue	(425,000)	1,054,000
Long-term accounts receivable	—	767,000
Long-term core inventory	(1,503,000)	(7,909,000)
Long-term core inventory deposits	(1,317,000)	(844,000)
Other liabilities	(1,147,000)	(109,000)

Net cash provided by (used in) operating activities	2,725,000	(10,571,000)
Cash flows from investing activities:
Purchase of plant and equipment	(484,000)	(1,232,000)
Purchase of businesses	(2,489,000)	(6,891,000)
Change in short term investments	37,000	(37,000)

Net cash used in investing activities	(2,936,000)	(8,160,000)
Cash flows from financing activities:
Borrowings under line of credit	20,000,000	28,310,000
Repayments under line of credit	(17,900,000)	(10,760,000)
Payments on capital lease obligations	(814,000)	(904,000)
Exercise of stock options	123,000	—
Impact of tax benefit on APIC pool	(36,000)	—

Net cash provided by financing activities	1,373,000	16,646,000
Effect of exchange rate changes on cash	19,000	279,000

Net increase (decrease) in cash and cash equivalents	1,181,000	(1,806,000)
Cash and cash equivalents — Beginning of period	452,000	1,935,000

Cash and cash equivalents — End of period	$1,633,000	$129,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,915,000	$1,849,000
Income taxes	2,650,000	1,638,000
Non-cash investing and financing activities:
Settlement of accounts receivable in connection with the purchase of business	$1,123,000	$—
Property acquired under capital lease	—	357,000
Holdback on purchase of businesses	—	800,000
Note payable on purchase of business	—	1,293,000
Retirement of common stock in satisfaction of shareholder note receivable	—	682,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2009 and 2008
(Unaudited)
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2009.
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
The Company obtains used alternators and starters, commonly known as Used Cores, primarily from its customers as trade-ins. It also purchases Used Cores from vendors (core brokers). The customers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the customers upon return to the Company. These Used Cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Singapore and Malaysia. In addition, the Company utilizes third party warehouse distribution centers in Edison, New Jersey and Springfield, Oregon.
The Company operates in one business segment pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting.
2. Acquisitions
On August 14, 2009, the Company completed the acquisition of certain assets of Reliance Automotive, Inc. (“Reliance”), a privately held remanufacturer of alternators and starters based in East Berlin, Connecticut. These products are sold under the Reliance™ brand name. The acquisition was consummated pursuant to a definitive purchase agreement dated August 14, 2009. The Company believes the acquisition of Reliance continues an acquisition strategy designed to further enhance the Company’s market share in North America, including the addition of a major automotive retail customer.
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred of $3,023,000. After reassessing the identification of assets acquired and liabilities assumed, the $1,331,000 excess of the fair value of the net assets acquired over the purchase price was recorded as a gain on acquisition in the Company’s Consolidated Statement of Operations during the six and three months ended September 30, 2009. The tax impact of the gain on acquisition of $544,000 is included as a reduction to long-term deferred income tax assets in the Consolidated Balance Sheet at September 30, 2009. Acquisition related costs for the six months ended September 30, 2009 of $191,000 are included in general and administrative expenses in the Company’s Consolidated Statement of Operations. Pro forma information is not presented as the assets, results of operations and purchase price of Reliance were not significant to the Company’s consolidated financial position or results of operations.
The following table reflects the allocation of the purchase price:

Consideration
Cash consideration	$1,900,000
Settlement of accounts receivable	1,123,000

Total	$3,023,000

Purchase price allocation
Plant and equipment	$145,000
Trademarks	185,000
Customer relationships	4,053,000
Non-compete agreements	146,000
Current liabilities	(175,000)

Fair value of net assets acquired	4,354,000

Gain on acquisition	$(1,331,000)

On May 16, 2008, the Company completed the acquisition of certain assets of Automotive Importing Manufacturing, Inc. (“AIM”), specifically its operation which produced new and remanufactured alternators and starters for imported and domestic passenger vehicles. These products are sold under Talon®, Xtreme® and other brand names. The acquisition was consummated pursuant to a definitive purchase agreement, dated April 24, 2008.
The acquisition of AIM expanded the Company’s customer base and product line, including the addition of business in heavy duty alternator and starter applications. The following table reflects the final allocation of the purchase price:

Consideration and acquisition costs
Cash consideration	$3,727,000
Purchase price hold back	500,000
Acquisition costs	437,000

Total	$4,664,000

Purchase price allocation
Accounts receivable, net of allowances	$(221,000)
Inventory	2,853,000
Trademarks	212,000
Customer relationships	1,441,000
Non-compete agreements	50,000
Goodwill	329,000

Total purchase price	$4,664,000

The definitive purchase agreement was amended on May 16, 2008. The amendment provided for an additional contingent consideration of up to $400,000 to AIM if the net sales to certain customers exceed an agreed upon dollar threshold during the period June 1, 2008 to May 31, 2009. The net sales to these customers did not exceed the agreed upon threshold and the Company does not expect to make any additional payments under this definitive purchase agreement.
On August 22, 2008, the Company completed the acquisition of certain assets of Suncoast Automotive Products, Inc. (“SCP”), specifically its operation which produced new and remanufactured alternators and starters for the automotive, industrial and heavy duty after-markets. These products were sold under the SCP™ brand name. The acquisition was consummated pursuant to an asset purchase agreement, dated August 13, 2008.
The acquisition of SCP enhanced the Company’s market share in North America. Pro forma information is not presented as the assets, results of operations and purchase price of SCP were not significant to the Company’s consolidated financial position or results of operations, individually or in the aggregate with the acquisition of AIM.
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

The note payable to SCP of $1,293,000 bears interest at prime plus 1% and is payable in monthly installments of $100,000 beginning in October 2008. During the six months ended September 30, 2009, principal and interest of $589,000 and $11,000, respectively, was paid on the note payable to SCP.
The results of operations of certain assets acquired from Reliance, AIM, and SCP are included in the Consolidated Statement of Operations from their respective acquisition dates.
3. Intangible Assets
The following is a summary of the Company’s intangible assets at September 30, 2009 and March 31, 2009.

		September 30, 2009		March 31, 2009
		Gross		Gross
	Amortization	Carrying	Accumulated	Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Trademarks	5 - 15 years	$553,000	$78,000	$368,000	$45,000
Customer relationships	5 - 15 years	6,464,000	475,000	2,411,000	265,000
Non-compete agreements	5 years	257,000	31,000	111,000	16,000

Total		$7,274,000	$584,000	$2,890,000	$326,000

Amortization expense related to intangible assets was $258,000 and $92,000 during the six months ended September 30, 2009 and 2008, respectively. Amortization expense related to intangible assets was $151,000 and $62,000 during the three months ended September 30, 2009 and 2008, respectively. The aggregate estimated future amortization expense for intangible assets is as follows:

Year ending March 31,
2010— remaining six months	$387,000
2011	774,000
2012	774,000
2013	774,000
2014	738,000
Thereafter	3,243,000

Total	$6,690,000

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
Accounts receivable — net is comprised of the following:

	September 30,	March 31,
	2009	2009
Accounts receivable — trade	$45,863,000	$40,126,000
Allowance for bad debts	(243,000)	(243,000)
Customer allowances earned	(6,180,000)	(5,109,000)
Customer payment discrepancies	(901,000)	(681,000)
Customer finished goods returns accruals	(10,430,000)	(10,097,000)
Customer core returns accruals	(15,600,000)	(12,875,000)

Less: total accounts receivable offset accounts	(33,354,000)	(29,005,000)

Total accounts receivable — net	$12,509,000	$11,121,000

Warranty Returns
The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. The warranty return accrual is included under the customer finished goods returns accruals in the above table.
Change in the Company’s warranty return accrual is as follows:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance at beginning of period	$(2,596,000)	$(2,824,000)	$(2,604,000)	$(3,309,000)
Charged to expense	18,406,000	16,420,000	10,211,000	8,457,000
Amounts processed	(17,863,000)	(16,135,000)	(9,676,000)	(8,657,000)

Balance at end of period	$(3,139,000)	$(3,109,000)	$(3,139,000)	$(3,109,000)

5. Inventory
Inventory includes non-core inventory, inventory unreturned, long-term core inventory, long-term core inventory deposit and is comprised of the following:

	September 30,	March 31,
	2009	2009
Non-core inventory
Raw materials	$10,434,000	$9,810,000
Work-in-process	83,000	56,000
Finished goods	19,030,000	19,643,000

	29,547,000	29,509,000
Less: allowance for excess and obsolete inventory	(1,762,000)	(1,586,000)

Total	$27,785,000	$27,923,000

Inventory unreturned	$4,269,000	$4,708,000

Long-term core inventory
Used cores held at company’s facilities	$17,646,000	$17,580,000
Used cores expected to be returned by customers	4,916,000	2,799,000
Remanufactured cores held in finished goods	14,162,000	15,536,000
Remanufactured cores held at customers’ locations	28,195,000	27,501,000

	64,919,000	63,416,000
Less: allowance for excess and obsolete inventory	(926,000)	(595,000)

Total	$63,993,000	$62,821,000

Long-term core inventory deposit	$25,768,000	$24,451,000

6. Major Customers
The Company’s four largest customers accounted for the following total percentage of net sales and accounts receivable:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
Sales	2009	2008	2009	2008
Customer A	44%	48%	42%	50%
Customer B (1)	26%	23%	28%	22%
Customer C	8%	11%	9%	10%
Customer D	8%	10%	7%	9%

Accounts Receivable	September 30, 2009	March 31, 2009
Customer A	19%	18%
Customer B (1)	50%	47%
Customer C	16%	25%
Customer D	2%	3%

(1)	One of the Company’s largest customers was acquired by another of the Company’s largest customers. Therefore, the percentage of net sales for the six and three months ended September 30, 2008 and the percentage of accounts receivable as of March 31, 2009 attributable to Customer B include the combined net sales and accounts receivable of these customers.

For the six months ended September 30, 2009 and 2008, one supplier provided approximately 30% and 23%, respectively, of the raw materials purchased. For the three months ended September 30, 2009, one supplier provided approximately 33% of the raw materials purchased. For the three months ended September 30, 2008, two suppliers provided approximately 20% and 12%, respectively, of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s raw materials purchases for the six and three months ended September 30, 2009 or 2008.
7. Line of Credit; Factoring Agreements
The Company’s amended and restated credit agreement, as amended, with its bank and in effect at September 30, 2009 (the “Credit Agreement”) continued to provide the Company with a revolving loan (the “Revolving Loan”) of up to $40,000,000, including obligations under outstanding letters of credit. The Credit Agreement, among other things, allowed the Company to borrow under the Revolving Loan for the purpose of consummating certain permitted acquisitions.
In June 2009, the Company entered into a sixth amendment to the Credit Agreement with its bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 reserved by the Company’s bank against the Company’s Revolving Loan commitment amount and available in the event the receivables from the Company’s largest customer were no longer factored, and (ii) amended certain financial covenants, including the Company’s leverage ratio and EBITDA covenants.
In August 2009, the Company entered into a seventh amendment to the Credit Agreement with its bank. This amendment, among other things, extended the expiration date of the credit facility to July 13, 2010.
The bank holds a security interest in substantially all of the Company’s assets. The balance of the Revolving Loan was $23,700,000 and $21,600,000 at September 30, 2009 and March 31, 2009, respectively. Additionally, the Company had reserved $2,201,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $221,000 reserved for commercial letters of credit as of September 30, 2009. As of September 30, 2009, $13,878,000 was available under the Revolving Loan, and of this, $7,500,000 was reserved for use in the event the Company’s largest customer discontinued its current practice of having the Company’s receivables factored.
The Credit Agreement, among other things, continued to require the Company to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it was an event of default under the Credit Agreement if Selwyn Joffe was no longer the Company’s CEO.
The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2009.
In October 2009, the Company entered into a Revolving Credit and Term Loan Agreement (the “New Credit Agreement”), with its bank and one additional lender. The New Credit Agreement replaces the Credit Agreement. See Note 14.
The Company has established receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $31,113,000 and $36,768,000 for the six months ended September 30, 2009 and 2008, respectively, by an average of 313 days and 314 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the six months ended September 30, 2009 and 2008 was 5.1% and 4.8%, respectively. The amount of the discount on these receivables, $1,389,000 and $1,421,000 for the six months ended September 30, 2009 and 2008, respectively, was recorded as interest expense. In September 2009, one of these customers reinstated the use of its receivable discount program which had been previously suspended in May 2008.

8. Stock Options and Share-Based Payments
The Company accounts for stock options and share-based payments in accordance with FASB ASC 718, Compensation-Stock Compensation. The Company recognized stock-based compensation expense of $98,000 and $385,000 for the six months ended September 30, 2009 and 2008, respectively. The Company granted 6,000 and 50,000 stock options during the six months ended September 30, 2009 and 2008, respectively.
At September 30, 2009, there was $66,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to unvested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.0 year.
9. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.
The following presents a reconciliation of basic and diluted net income per share.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$4,630,000	$5,352,000	$3,435,000	$2,320,000

Basic shares	11,967,797	12,029,039	11,973,510	11,987,975
Effect of dilutive stock options and warrants	118,501	129,337	128,487	142,305

Diluted shares	12,086,298	12,158,376	12,101,997	12,130,280

Net income per share:
Basic	$0.39	$0.44	$0.29	$0.19

Diluted	$0.38	$0.44	$0.28	$0.19

The effect of dilutive options and warrants excludes 1,256,649 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $4.60 to $15.00 per share for the six months ended September 30, 2009 and 1,248,316 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $5.00 to $15.00 per share for the three months ended September 30, 2009 — all of which were anti-dilutive. The effect of dilutive options and warrants excludes 1,124,400 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $7.27 to $18.38 per share for the six and three months ended September 30, 2008, respectively — all of which were anti-dilutive.
10. Comprehensive Income
FASB ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income, unrealized gain on short-term investments and foreign currency translation adjustments.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$4,630,000	$5,352,000	$3,435,000	$2,320,000
Unrealized gain (loss) on short-term investments	55,000	(33,000)	26,000	(39,000)
Foreign currency translation	(287,000)	121,000	(280,000)	(188,000)

Comprehensive net income	$4,398,000	$5,440,000	$3,181,000	$2,093,000

11. Income Taxes
Income tax expenses for the six and three months ended September 30, 2009 and 2008 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. At March 31, 2009, the Company had no federal net operating loss carryforwards. As a result, the Company’s cash flow for the six months ended September 30, 2009 was impacted by the fact that there were no net operating loss carryforwards available. The Company’s cash flows in future periods will be impacted by the unavailability of net operating loss carryforwards.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal 2005 unless subsequent audit results allow the examination of specific issues in earlier fiscal periods. The Internal Revenue Service currently has an ongoing tax examination of the federal tax returns for the fiscal year ended March 31, 2007. The opening meeting was held on September 15, 2009. The manner in which each tax position will be resolved and the amount of potential changes in the Company’s tax liabilities from the examination are uncertain.
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
The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $6,449,000 and $7,224,000 at September 30, 2009 and March 31, 2009, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivatives instruments on its Consolidated Statement of Operations:

Amount of Gain
	Location of Gain	Recognized in Income on Derivative
Derivatives Not Designated as Hedging	Recognized in Income	Six Months Ended	Three Months Ended
Instruments under Statement 133	on Derivative	September 30, 2009	September 30, 2009
Forward foreign currency exchange contracts	General and administrative expenses	$(1,103,000)	$(139,000)
The fair value of the forward foreign currency exchange contracts of $55,000 is included in prepaid expenses and other current assets in the Consolidated Balance Sheet at September 30, 2009. The fair value of the forward foreign currency exchange contracts of $1,048,000 is included in other current liabilities in the Consolidated Balance Sheet at March 31, 2009.
13. Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy of FASB ASC 820, Fair Value Measurements and Disclosures as of September 30, 2009 and March 31, 2009:

	September 30, 2009				March 31, 2009
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$390,000	$390,000	—	—	$335,000	$335,000	—	—
Forward foreign currency exchange contracts	55,000	—	$55,000	—	—	—	—	—

Liabilities
Deferred compensation	390,000	390,000	—	—	335,000	335,000	—	—
Forward foreign currency exchange contracts	—	—	—	—	1,048,000	—	$1,048,000	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the six months ended September 30, 2009 and 2008, ($1,103,000) and $357,000, respectively, in general and administrative expenses were recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the three months ended September 30, 2009 and 2008, ($139,000) and $560,000, respectively, in general and administrative expenses were recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the six and three months ended September 30, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the line of credit and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

14. Subsequent Events
The Company has completed an evaluation of all subsequent events through November 6, 2009, the date of issuance of its financial statements, and concluded that no subsequent events have occurred that would require recognition in the Company’s consolidated financial statements or disclosure in the notes to the consolidated financial statements, except as discussed below.
On October 28, 2009, the Company entered into a Revolving Credit and Term Loan Agreement (the “New Credit Agreement”), with its bank and one additional lender (the “Lenders”), which permits the Company to borrow up to $45,000,000 (the “New Credit Facility”). The New Credit Facility, among other things, provides the Company with a revolving loan (the “Revolving Loan”) of up to $35,000,000, including obligations under outstanding letters of credit and a borrowing reserve in the amount of $7,500,000 to be reserved by the Lenders against the Company’s Revolving Loan commitment amount and this borrowing reserve becomes available in the event the receivables from the Company’s largest customer are no longer factored, and a term loan (the “Term Loan”) in the principal amount of $10,000,000.
The Revolving Loan and the Term Loan bear interest at the bank’s reference rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, as selected by the Company in accordance with the New Credit Agreement. In addition, the New Credit Agreement, among other things, requires the Company to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants.
The Term Loan matures in October 2014 and requires principal payments of $500,000 on a quarterly basis. The first quarterly payment is due on January 4, 2010. The Revolving Loan expires in October 2011 and provides the Company the option to request up to three one-year extensions.
15. New Accounting Pronouncements
In May 2009, the FASB established standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued that are included in FASB ASC 855, Subsequent Events (“FASB ASC 855”). Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. FASB ASC 855 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. The adoption of this standard on June 30, 2009 did not have any material impact on the Company’s consolidated financial position and results of operations.
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
In June 2009, the FASB approved the FASB ASC as the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. The ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company began to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP during the second quarter of fiscal 2010. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on the Company’s consolidated financial position and results of operations.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption of this update on October 1, 2009 to have any material impact on its consolidated financial position and results of operations.

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
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Management Overview
We remanufacture alternators and starters for import and domestic cars and light trucks in addition to heavy duty, agricultural and industrial applications and distribute them predominantly throughout the United States and Canada. Our business for heavy duty, agricultural and industrial applications is in its early stages and does not represent a significant portion of our business. Our line of light duty alternators and starters are sold to most of the largest auto parts retail chains in the United States and Canada, and various traditional warehouses for the professional installers. We believe that demand and replacement rates for after-market remanufactured alternators and starters generally increase with increases in miles driven and the age of vehicles.
Historically, our business has focused on the do-it-yourself (“DIY”) market, customers who buy remanufactured alternators and starters at an auto parts store and install the parts themselves. We believe that the do-it-for-me (“DIFM”) market, also known as the professional installer market, is an attractive opportunity for growth. We believe we are positioned to benefit from this market opportunity in two ways: (1) our auto parts retail customers are expanding their efforts to target the professional installer market segment and (2) we sell our products under private label and our Quality-Built®, Talon®, Xtreme®, and other brand names directly to suppliers that focus on professional installers. In addition, we sell our products to an original equipment manufacturer for distribution to the professional installer both for warranty replacement and their general after-market channels.
In August 2009, we completed the acquisition of certain assets of Reliance Automotive, Inc. (“Reliance”), a privately held remanufacturer of alternators and starters based in East Berlin, Connecticut. These products are sold under the Reliance™ brand name. We believe the acquisition of Reliance continues our acquisition strategy designed to further enhance our market share in North America, including the addition of a major automotive retail customer.

We operate in one business segment pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting.
Results of Operations for the Three Months Ended September 30, 2009 and 2008
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	September 30,
	2009	2008
Gross profit percentage	27.4%	32.7%
Cash flow used in operations	$(245,000)	$(3,229,000)
Finished goods turnover (annualized) (1)	5.9	4.2
Annualized return on equity (2)	14.8%	10.2%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	September 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	72.6	67.3

Gross profit	27.4	32.7
Operating expenses:
General and administrative	9.3	13.6
Sales and marketing	3.9	3.7
Research and development	0.8	1.6

Operating income	13.4	13.8
Gain on acquisition	(3.4)	—
Interest expense — net of interest income	2.5	3.2
Income tax expense	5.6	4.2

Net income	8.7%	6.4%

Net Sales. Net sales for the three months ended September 30, 2009 increased by $3,000,000, to $39,437,000 compared to net sales for the three months ended September 30, 2008 of $36,437,000. This increase was primarily due to net sales to new customers acquired as a result of our acquisition of certain assets of Reliance and increases in net sales to our other existing and new customers. In addition, our net sales for three months ended September 30, 2009 was positively impacted by the recognition of $845,000 of previously deferred core revenue. We have recognized this revenue because we do not expect to incur any additional sales incentive allowances associated with Remanufactured Core buybacks from this customer.

Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales increased during the three months ended September 30, 2009 to 72.6% from 67.3% for the three months ended September 30, 2008, resulting in a corresponding decrease in our gross profit of 5.3% to 27.4% for the three months ended September 30, 2009 from 32.7% for the three months ended September 30, 2008. The decrease in the gross profit percentage, as compared to the three months ended September 30, 2008, was primarily due to (i) an increase in packaging costs of $506,000 reflecting increased sales compared to the three months ended September 30, 2008, (ii) a reduction in scrap metal prices that resulted in a decrease in revenue of $460,000 for our scrap metal compared to the three months ended September 30, 2008, and (iii) an increase in the provision for inventory reserves of $807,000 compared to the three months ended September 30, 2008, which offset lower manufacturing costs compared to the prior year.
General and Administrative. Our general and administrative expenses for the three months ended September 30, 2009 were $3,653,000, which represents a decrease of $1,319,000, or 26.5%, from general and administrative expenses for the three months ended September 30, 2008 of $4,972,000. This decrease in general and administrative expenses during the three months ended September 30, 2009 was primarily due to the following: (i) a net gain of $699,000 recorded due to the changes in the fair value of foreign exchange contracts, (ii) $179,000 of decreased professional services fees, (iii) $115,000 of decreased stock-based compensation, (iv) $87,000 of decreased general and administrative expenses at our offshore manufacturing facilities, and (v) $48,000 of decreased travel expense.
Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2009 increased $191,000, or 14.2%, to $1,535,000 from $1,344,000 for the three months ended September 30, 2008. This increase was due primarily to the addition of employees as a result of our acquisition of certain assets of Reliance, and increased catalog expense.
Research and Development. Our research and development expenses decreased by $247,000, or 42.5%, to $334,000 for the three months ended September 30, 2009 from $581,000 for the three months ended September 30, 2008. The decrease in research and development expense was due primarily to lower consulting fees, compensation and travel.
Gain on acquisition. During the three months ended September 30, 2009, we recorded a gain of $1,331,000 in connection with the acquisition of certain assets of Reliance as the estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred.
Interest Expense. Our interest expense, net of interest income, for the three months ended September 30, 2009 was $974,000. This represents a decrease of $174,000, or 15.2%, over interest expense, net of interest income, of $1,148,000 for the three months ended September 30, 2008. This decrease was primarily attributable to a decrease in factored receivables and lower interest rates on our line of credit balance, partially offset by higher average outstanding balances on our line of credit during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008.
Income Tax. For the three months ended September 30, 2009 and 2008, we recognized income tax expense of $2,216,000 and $1,541,000, respectively. Our effective tax rate for the three months ended September 30, 2009 and 2008 was 39.2% and 39.9%, respectively. The effective tax rate decrease for the three months ended September 30, 2009 primarily reflects a required decrease to reflect the appropriate six month rate, offset by the decreased benefit from lower statutory rates in foreign taxing jurisdictions.
Results of Operations for the Six Months Ended September 30, 2009 and 2008
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data for the periods indicated:

	Six Months Ended
	September 30,
	2009	2008
Gross profit percentage	24.9%	33.8%
Cash flow provided by (used in) operations	$2,725,000	$(10,571,000)
Finished goods turnover (annualized) (1)	5.6	4.1
Annualized return on equity (2)	9.9%	11.8%

(1)	Annualized finished goods turnover for the six months ended September 30, 2009 and 2008 is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for each six month period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the six months ended September 30, 2009 and 2008 multiplied by 2 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Six Months Ended
	September 30,
	2009	2008
Net sales	100.0%	100.0%
Cost of goods sold	75.1	66.2

Gross profit	24.9	33.8
Operating expenses:
General and administrative	8.5	13.3
Sales and marketing	3.9	3.4
Research and development	0.9	1.5

Operating income	11.6	15.6
Gain on acquisition	(1.8)	—
Interest expense — net of interest income	2.7	2.8
Income tax expense	4.3	5.1

Net income	6.4%	7.7%

Net Sales. Net sales for the six months ended September 30, 2009 increased by $2,985,000, to $72,127,000 compared to net sales for the six months ended September 30, 2008 of $69,142,000. This increase was primarily due to net sales to new customers acquired as a result of our acquisitions partially offset by lower sales to our other existing customers. Our sales in the first two months of the six month period were negatively impacted by an inventory reduction program initiated by one of our largest customers and an understanding with a customer to delay shipments because of its then uncertain financial future. In addition, our net sales for the six months ended September 30, 2009 were positively impacted by the recognition of $845,000 of previously deferred core revenue. We have recognized this revenue because we do not expect to incur any additional sales incentive allowances associated with Remanufactured Core buybacks from this customer.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales increased during the six months ended September 30, 2009 to 75.1% from 66.2% for the six months ended September 30, 2008, resulting in a corresponding decrease in our gross profit of 8.9% to 24.9% for the six months ended September 30, 2009 from 33.8% for the six months ended September 30, 2008. The decrease in the gross profit percentage, as compared to the six months ended September 30, 2008, was primarily due to (i) a reduction in scrap metal prices that resulted in a decrease in revenue of $1,328,000 for our scrap metal compared to the six months ended September 30, 2008, (ii) the reversal of a $1,307,000 accrual related to the customs duties claims during the six months ended September 30,

2008, (iii) an increase in packaging costs of $898,000 reflecting increased sales compared to the six months ended September 30, 2008, and (iv) an increase in the provision for inventory reserves of $891,000 compared to the six months ended September 30, 2008. In addition, our gross profit in the prior year was impacted by acceleration of $2,300,000 of promotional allowances in the fourth quarter of fiscal 2008, which otherwise would have been earned by one of our customers during the fourth quarter of fiscal 2008 through the first four months of fiscal 2009.
General and Administrative. Our general and administrative expenses for the six months ended September 30, 2009 were $6,165,000, which represents a decrease of $3,009,000, or 32.8%, from general and administrative expenses for the six months ended September 30, 2008 of $9,174,000. This decrease in general and administrative expenses during the six months ended September 30, 2009 was primarily due to the following: (i) a net gain of $1,460,000 recorded due to the changes in the fair value of foreign exchange contracts, (ii) $439,000 of decreased professional services fees, (iii) $287,000 of decreased stock-based compensation, (iv) $228,000 of decreased general and administrative expenses at our offshore manufacturing facilities, (v) $137,000 of decreased travel expense, and (vi) $93,000 of decreased severance and other related expenses.
Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2009 increased $451,000, or 19.1%, to $2,807,000 from $2,356,000 for the six months ended September 30, 2008. This increase was due primarily to the addition of employees as a result of our acquisitions, increased catalog expenses, and increased commission expenses due to higher net sales.
Research and Development. Our research and development expenses decreased by $375,000, or 36.0%, to $668,000 for the six months ended September 30, 2009 from $1,043,000 for the six months ended September 30, 2008. The decrease in research and development expense was due primarily to lower compensation, consulting fees, and travel.
Gain on acquisition. During the six months ended September 30, 2009, we recorded a gain of $1,331,000 in connection with the acquisition of certain assets of Reliance as the estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred.
Interest Expense. Our interest expense, net of interest income, for the six months ended September 30, 2009 was $1,970,000. This represents an increase of $4,000 over interest expense, net of interest income, of $1,966,000 for the six months ended September 30, 2008. This increase was primarily attributable to higher average outstanding balances on our line of credit and higher discount rates on factored receivables, which were partially offset by lower interest rates on our line of credit balance and a decrease in factored receivables during the six months ended September 30, 2009 as compared to the six months ended September 30, 2008.
Income Tax. For the six months ended September 30, 2009 and 2008, we recognized income tax expense of $3,078,000 and $3,495,000, respectively. Our effective tax rate for the six months ended September 30, 2009 and 2008 was 39.9% and 39.5%, respectively. The effective tax rate increase primarily reflects a decrease in the benefit from lower statutory rates in foreign taxing jurisdictions.
Liquidity and Capital Resources
Overview
At September 30, 2009, we had negative working capital of $5,590,000, a ratio of current assets to current liabilities of 0.91:1, and cash of $1,633,000, compared to negative working capital of $3,569,000, a ratio of current assets to current liabilities of 0.94:1, and cash of $452,000 at March 31, 2009. The change in working capital from March 31, 2009 is primarily the result of an increase in accounts payables balances and increased borrowings on our line of credit, partly offset by (i) increased accounts receivables balances, (ii) increased cash on hand, and (iii) a decrease in other current liabilities as a result of changes in the fair value of our forward foreign currency exchange contracts.
During the six months ended September 30, 2009, we used cash generated by operations, obtained from our Revolving Loan, and from our receivable discount programs we have with certain of our customers as our primary sources of liquidity. In September 2009, one of these customers reinstated the use of its receivable discount program which had been previously suspended in May 2008.

In October 2009, we entered into a Revolving Credit and Term Loan Agreement (the “New Credit Agreement”), with our bank and one additional lender. The New Credit Agreement replaces the Credit Agreement. See Note 14 in the Condensed Notes to Consolidated Financial Statements.
We believe our cash generated by operations, amounts available under our New Credit Agreement, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next twelve months.
Cash Flows
Net cash provided by operating activities was $2,725,000 for the six months ended September 30, 2009 compared to net cash used in operating activities of $10,571,000 for the six months ended September 30, 2008. The most significant changes in operating activities for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 were the (i) reinstatement in September 2009 of a factoring arrangement with one of our major customers which had been suspended by the customer in May 2008, (ii) an increase in our accounts payable and accrued liabilities compared to the six months ended September 30, 2008, and (iii) our long term core inventory levels increased less during the six months ended September 30, 2009 compared to the same six month period of the prior year due primarily to increased levels of Remanufactured Cores held for sale at our customers’ locations. These changes in operating activities were partly offset by the reduction in our non-core inventory levels due primarily to our concerted efforts to reduce our operating inventory levels. We expect our cash flows in future periods will continue to be impacted by the unavailability of net operating loss carryforwards.
Net cash used in investing activities was $2,936,000 and $8,160,000 during the six months ended September 30, 2009 and 2008, respectively. The decrease in net cash used in investing activities primarily resulted from the acquisition of certain assets of Reliance during the six months ended September 30, 2009, compared to the acquisitions of both AIM and SCP during the six months ended September 30, 2008. Capital expenditures for the six months ended September 30, 2009 primarily related to the purchase of equipment for our manufacturing facilities compared to purchases in the prior year primarily related to IT equipment and improvements at our Torrance, California and offshore facilities.
Net cash provided by financing activities was $1,373,000 and $16,646,000 during the six months ended September 30, 2009 and 2008, respectively. The borrowings under our line of credit during the six month ended September 30, 2009, were primarily used to finance our acquisition of certain assets of Reliance. The borrowings under our line of credit in the prior year were primarily used to finance our acquisitions of AIM and SCP, pay down our accounts payable balances, and to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable. In September 2009, this customer re-opened the use of this program.
Capital Resources
Line of Credit
Our amended and restated credit agreement, as amended, with our bank and in effect at September 30, 2009 (the “Credit Agreement”) continued to provide us with a revolving loan (the “Revolving Loan”) of up to $40,000,000, including obligations under outstanding letters of credit. The Credit Agreement, among other things, allowed us to borrow under the Revolving Loan for the purpose of consummating certain permitted acquisitions.
In June 2009, we entered into a sixth amendment to the Credit Agreement with our bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 reserved by our bank against our Revolving Loan commitment amount and available in the event the receivables from our largest customer were no longer factored, and (ii) amended certain financial covenants, including our leverage ratio and EBITDA covenants.
In August 2009, we entered into a seventh amendment to the Credit Agreement with our bank. This amendment, among other things, extended the expiration date of the credit facility to July 13, 2010.

The bank holds a security interest in substantially all of our assets. The balance of the Revolving Loan was $23,700,000 and $21,600,000 at September 30, 2009 and March 31, 2009, respectively. Additionally, we had reserved $2,201,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $221,000 reserved for commercial letters of credit as of September 30, 2009. As of September 30, 2009, $13,878,000 was available under the Revolving Loan, and of this, $7,500,000 was reserved for use in the event our largest customer discontinued its current practice of having our receivables factored.
The Credit Agreement (as amended), among other things, continued to require us to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it was an event of default under the Credit Agreement if Selwyn Joffe was no longer our CEO.
We were in compliance with all financial covenants under the Credit Agreement as of September 30, 2009.
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
Subsequent Events
In October 2009, we entered into the New Credit Agreement with our lenders. The New Credit Agreement permits us to borrow up to $45,000,000 under the new credit facility (the “New Credit Facility”). The New Credit Facility, among other things, provides us with a revolving loan (the “Revolving Loan”) of up to $35,000,000, including obligations under outstanding letters of credit and a borrowing reserve in the amount of $7,500,000 to be reserved by the lenders against our Revolving Loan commitment amount and this borrowing reserve becomes available in the event the receivables from our largest customer are no longer factored, and a term loan (the “Term Loan”) in the principal amount of $10,000,000.
The Revolving Loan and the Term Loan bear interest at the bank’s reference rate, plus an applicable margin, or a LIBOR rate, plus an applicable margin, as selected by us in accordance with the New Credit Agreement. In addition, the New Credit Agreement, among other things, requires us to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants.
The Term Loan matures in October 2014 and requires principal payments of $500,000 on a quarterly basis. The first quarterly payment is due on January 4, 2010. The Revolving Loan expires in October 2011 and provides us the option to request up to three one-year extensions.
Our ability to comply in future periods with the financial covenants in the New Credit Agreement, will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands for marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy, including acquisitions. If a violation of any of the covenants occurs in the future, we would attempt to obtain a waiver or an amendment from our bank. No assurance can be given that we would be successful in this regard.
Receivable Discount Program
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The discount under this program averaged 5.1% during the six months ended September 30, 2009 and has allowed us to accelerate collection of receivables aggregating $31,113,000 by an average of 313 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest expense of $1,389,000 during the six months ended September 30, 2009. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands, or if the discount period is extended to reflect more favorable payment terms to customers. In September 2009, one of these customers reinstated the use of its receivable discount program which had been previously suspended in May 2008.
Off-Balance Sheet Arrangements
At September 30, 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Capital Expenditures and Commitments
Capital Expenditures
Our capital expenditures were $484,000 for the six months ended September 30, 2009 and primarily relate to the purchase of equipment for our manufacturing facilities. We expect our fiscal year 2010 capital expenditures to be approximately $1.5 million. We intend to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
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
New Accounting Pronouncements
In May 2009, the FASB established standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued that are included in FASB ASC 855, Subsequent Events (“FASB ASC 855”). Entities are required to disclose the date through which subsequent events have been evaluated and the basis for that date. FASB ASC 855 is effective on a prospective basis for interim and annual periods ending after June 15, 2009. The adoption of this standard on June 30, 2009 did not have any material impact on our consolidated financial position and results of operations.
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
In June 2009, the FASB approved the FASB ASC as the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the ASC has become non-authoritative. The ASC is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. We began to use the new guidelines and numbering system prescribed by the ASC when referring to GAAP during the second quarter of fiscal 2010. As the ASC was not intended to change or alter existing GAAP, it did not have any impact on our consolidated financial position and results of operations.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. We do not expect the adoption of this update on October 1, 2009 to have any material impact on our consolidated financial position and results of operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2009, which was filed on June 15, 2009.

Item 4.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of September 30, 2009.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors
There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, filed with the SEC on June 15, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Limitation on Payment of Dividends—The Credit Agreement prohibited and the New Credit Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

Item 6.	Exhibits
(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

Number	Description of Exhibit	Method of Filing
4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	Seventh Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2009, between the Company and Union Bank, N.A.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 10, 2009.

10.2	Revolving Note, dated as of July 31, 2009, executed by the Company in favor of Union Bank, N.A.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 10, 2009.

10.3	Revolving Credit and Term Loan Agreement, dated as of October 28, 2009, between the Company and Union Bank, N.A. and Branch Banking & Trust Company.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 2, 2009.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: November 9, 2009	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 9, 2009	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer