Form 10-Q
period 2009-12-31
MOTORCAR PARTS  AMERICA INC
filed 2010-02-08
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 12,026,021 shares of Common Stock outstanding at February 1, 2010.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2009	March 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash	$465,000	$452,000
Short-term investments	422,000	335,000
Accounts receivable — net	—	11,121,000
Inventory— net	31,461,000	27,923,000
Inventory unreturned	4,266,000	4,708,000
Deferred income taxes	8,282,000	8,277,000
Prepaid expenses and other current assets	2,582,000	1,355,000

Total current assets	47,478,000	54,171,000
Plant and equipment — net	12,961,000	13,997,000
Long-term core inventory	66,261,000	62,821,000
Long-term core inventory deposit	25,768,000	24,451,000
Long-term deferred income taxes	480,000	989,000
Intangible assets — net	6,497,000	2,564,000
Other assets	1,149,000	595,000

TOTAL ASSETS	$160,594,000	$159,588,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,382,000	$24,507,000
Note payable	—	722,000
Accrued liabilities	3,589,000	1,451,000
Accrued salaries and wages	2,509,000	3,162,000
Accrued workers’ compensation claims	1,483,000	1,895,000
Income tax payable	385,000	1,158,000
Revolving loan	700,000	21,600,000
Other current liabilities	656,000	1,624,000
Current portion of term loan	2,000,000	—
Current portion of capital lease obligations	1,277,000	1,621,000

Total current liabilities	44,981,000	57,740,000
Term loan, less current portion	8,000,000	—
Deferred core revenue	5,761,000	5,934,000
Deferred gain on sale-leaseback	450,000	843,000
Other liabilities	834,000	587,000
Capitalized lease obligations, less current portion	533,000	1,401,000

Total liabilities	60,559,000	66,505,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 11,996,021 and 11,962,021 shares issued and outstanding at December 31, 2009 and March 31, 2009, respectively	120,000	120,000
Additional paid-in capital	92,701,000	92,459,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(2,049,000)	(1,984,000)
Retained earnings	7,384,000	609,000

Total shareholders’ equity	100,035,000	93,083,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$160,594,000	$159,588,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net sales	$108,609,000	$104,944,000	$36,482,000	$35,802,000
Cost of goods sold	79,745,000	71,428,000	25,605,000	25,672,000

Gross profit	28,864,000	33,516,000	10,877,000	10,130,000
Operating expenses:
General and administrative	9,966,000	14,634,000	3,801,000	5,460,000
Sales and marketing	4,355,000	3,911,000	1,548,000	1,555,000
Research and development	1,023,000	1,558,000	355,000	515,000
Impairment of goodwill	—	2,091,000	—	2,091,000

Total operating expenses	15,344,000	22,194,000	5,704,000	9,621,000

Operating income	13,520,000	11,322,000	5,173,000	509,000
Other expense (income):
Gain on acquisition	(1,331,000)	—	—	—
Interest expense	3,746,000	3,188,000	1,776,000	1,204,000
Interest income	—	(19,000)	—	(1,000)

Income (loss) before income tax expense (benefit)	11,105,000	8,153,000	3,397,000	(694,000)
Income tax expense (benefit)	4,330,000	3,115,000	1,252,000	(380,000)

Net income (loss)	$6,775,000	$5,038,000	$2,145,000	$(314,000)

Basic net income (loss) per share	$0.57	$0.42	$0.18	$(0.03)

Diluted net income (loss) per share	$0.56	$0.42	$0.18	$(0.03)

Weighted average number of shares outstanding:
Basic	11,977,239	12,006,619	11,996,021	11,962,021

Diluted	12,098,126	12,101,685	12,126,420	11,962,021

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2009	2008
Cash flows from operating activities:
Net income	$6,775,000	$5,038,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,419,000	2,341,000
Impairment of goodwill	—	2,091,000
Amortization of intangible assets	451,000	224,000
Amortization of deferred gain on sale-leaseback	(393,000)	(390,000)
Amortization of deferred financing costs	15,000	—
Provision for (recovery of) inventory reserves	851,000	(278,000)
Provision for customer payment discrepencies	219,000	751,000
Provision for doubtful accounts	74,000	224,000
Deferred income taxes	702,000	(1,053,000)
Share-based compensation expense	120,000	444,000
Gain on acquisition	(1,331,000)	—
Impact of tax benefit on APIC pool	36,000	—
Loss on disposal of assets	5,000	—
Changes in current assets and liabilities:
Accounts receivable	9,706,000	(9,139,000)
Inventory	(3,951,000)	8,130,000
Inventory unreturned	441,000	(274,000)
Prepaid expenses and other current assets	(563,000)	564,000
Other assets	(430,000)	(30,000)
Accounts payable and accrued liabilities	8,249,000	(5,846,000)
Income tax payable	(830,000)	1,167,000
Deferred core revenue	(173,000)	1,392,000
Long-term accounts receivable	—	767,000
Long-term core inventory	(3,871,000)	(10,759,000)
Long-term core inventory deposits	(1,317,000)	(1,183,000)
Other liabilities	(1,349,000)	1,146,000

Net cash provided by (used in) operating activities	15,855,000	(4,673,000)
Cash flows from investing activities:
Purchase of plant and equipment	(816,000)	(1,805,000)
Purchase of businesses	(2,622,000)	(7,170,000)
Change in short term investments	22,000	(55,000)

Net cash used in investing activities	(3,416,000)	(9,030,000)
Cash flows from financing activities:
Borrowings under revolving loan	26,200,000	39,010,000
Repayments under revolving loan	(47,100,000)	(24,610,000)
Proceeds from term loan	10,000,000	—
Deferred financing costs	(414,000)	—
Payments on capital lease obligations	(1,218,000)	(1,366,000)
Exercise of stock options	123,000	—
Impact of tax benefit on APIC pool	(36,000)	—

Net cash (used in) provided by financing activities	(12,445,000)	13,034,000
Effect of exchange rate changes on cash	19,000	(388,000)

Net increase (decrease) in cash and cash equivalents	13,000	(1,057,000)
Cash and cash equivalents — Beginning of period	452,000	1,935,000

Cash and cash equivalents — End of period	$465,000	$878,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,672,000	$3,053,000
Income taxes	4,050,000	2,543,000
Non-cash investing and financing activities:
Settlement of accounts receivable in connection with the purchase of business	$1,123,000	$—
Property acquired under capital lease	—	357,000
Holdback on purchase of businesses	—	800,000
Note payable on purchase of business	—	1,014,000
Retirement of common stock in satisfaction of shareholder note receivable	—	682,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2009
(Unaudited)
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2009, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2009.
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
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred of $3,023,000. After reassessing the identification of assets acquired and liabilities assumed, the $1,331,000 excess of the fair value of the net assets acquired over the purchase price was recorded as a gain on acquisition in the Company’s Consolidated Statement of Operations during the nine months ended December 31, 2009. The tax impact of the gain on acquisition of $544,000 is included as a reduction to long-term deferred income tax assets in the Consolidated Balance Sheet at December 31, 2009. Acquisition related costs for the nine months ended December 31, 2009 of $191,000 are included in general and administrative expenses in the Company’s Consolidated Statement of Operations. Pro forma information is not presented as the assets, results of operations and purchase price of Reliance were not significant to the Company’s consolidated financial position or results of operations.
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

The note payable to SCP of $1,293,000 bears interest at prime plus 1% and is payable in monthly installments of $100,000 beginning in October 2008. During the nine months ended December 31, 2009, the remaining principal and interest of $722,000 and $11,000, respectively, were paid on the note payable to SCP.
The results of operations of certain assets acquired from Reliance, AIM, and SCP are included in the Consolidated Statement of Operations from their respective acquisition dates.
3. Intangible Assets
The following is a summary of the Company’s intangible assets at December 31, 2009 and March 31, 2009.

		December 31, 2009		March 31, 2009
			Accumulated		Accumulated
	Amortization Period	Gross Carrying Value	Amortization	Gross Carrying Value	Amortization
Intangible assets subject to amortization
Trademarks	5 - 15 years	$553,000	$96,000	$368,000	$45,000
Customer relationships	5 - 15 years	6,464,000	637,000	2,411,000	265,000
Non-compete agreements	5 years	257,000	44,000	111,000	16,000

Total		$7,274,000	$777,000	$2,890,000	$326,000

Amortization expense related to intangible assets was $451,000 and $224,000 during the nine months ended December 31, 2009 and 2008, respectively. Amortization expense related to intangible assets was $193,000 and $132,000 during the three months ended December 31, 2009 and 2008, respectively. The aggregate estimated future amortization expense for intangible assets is as follows:

Year ending March 31,
2010— remaining three months	$194,000
2011	774,000
2012	774,000
2013	774,000
2014	738,000
Thereafter	3,243,000

Total	$6,497,000

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
Accounts receivable — net is comprised of the following:

	December 31,	March 31,
	2009	2009
Accounts receivable — trade	$29,911,000	$40,126,000
Allowance for bad debts	(317,000)	(243,000)
Customer allowances earned	(7,554,000)	(5,109,000)
Customer payment discrepancies	(825,000)	(681,000)
Customer finished goods returns accruals	(9,431,000)	(10,097,000)
Customer core returns accruals	(13,864,000)	(12,875,000)
Less: total accounts receivable offset accounts	(31,991,000)	(29,005,000)
Total accounts receivable — net	$(2,080,000) (1)	$11,121,000

(1)	Accounts receivable — net has been reclassified to accrued liabilities in the Company’s Consolidated Balance Sheet at December 31, 2009.
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
Change in the Company’s warranty return accrual is as follows:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Balance at beginning of period	$(2,596,000)	$(2,824,000)	$(3,139,000)	$(3,109,000)
Charged to expense	26,668,000	24,588,000	8,262,000	8,168,000
Amounts processed	(26,788,000)	(24,251,000)	(8,925,000)	(8,116,000)

Balance at end of period	$(2,476,000)	$(3,161,000)	$(2,476,000)	$(3,161,000)

5. Inventory
Inventory includes non-core inventory, inventory unreturned, long-term core inventory, long-term core inventory deposit and is comprised of the following:

	December 31,	March 31,
	2009	2009
Non-core inventory
Raw materials	$10,864,000	$9,810,000
Work-in-process	68,000	56,000
Finished goods	22,418,000	19,643,000

	33,350,000	29,509,000
Less: allowance for excess and obsolete inventory	(1,889,000)	(1,586,000)

Total	$31,461,000	$27,923,000

Inventory unreturned	$4,266,000	$4,708,000

Long-term core inventory
Used cores held at company’s facilities	$16,923,000	$17,580,000
Used cores expected to be returned by customers	2,839,000	2,799,000
Remanufactured cores held in finished goods	17,336,000	15,536,000
Remanufactured cores held at customers’ locations	30,189,000	27,501,000

	67,287,000	63,416,000
Less: allowance for excess and obsolete inventory	(1,026,000)	(595,000)

Total	$66,261,000	$62,821,000

Long-term core inventory deposit	$25,768,000	$24,451,000

6. Major Customers
The Company’s four largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
Sales	2009	2008	2009	2008
Customer A	45%	50%	46%	53%
Customer B (1)	24%	23%	21%	23%
Customer C	9%	9%	9%	6%
Customer D	9%	10%	10%	10%

Accounts receivable - trade	December 31, 2009	March 31, 2009
Customer A	16%	18%
Customer B (1)	27%	47%
Customer C	31%	25%
Customer D	5%	3%

(1)	One of the Company’s largest customers was acquired by another of the Company’s largest customers. Therefore, the percentage of net sales for the nine and three months ended December 31, 2008 and the percentage of accounts receivable — trade as of March 31, 2009 attributable to Customer B include the combined net sales and accounts receivable — trade of these customers.
For the nine and three months ended December 31, 2009, one supplier provided approximately 29% and 26%, respectively, of the raw materials purchased. For the nine and three months ended December 31, 2008, one supplier provided approximately 21% of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s raw materials purchases for the nine and three months ended December 31, 2009 or 2008.
7. Debt; Accounts Receivable Discount Programs
The Company’s amended and restated credit agreement, with its bank (the “Old Credit Agreement”) provided the Company with a revolving loan of up to $40,000,000, including obligations under outstanding letters of credit. The Old Credit Agreement, among other things, allowed the Company to borrow under the revolving loan for the purpose of consummating certain permitted acquisitions.
In June 2009, the Company entered into a sixth amendment to the Old Credit Agreement with its bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 reserved by the Company’s bank against the Company’s revolving loan commitment amount and available in the event the receivables from the Company’s largest customer were no longer factored, and (ii) amended certain financial covenants, including the Company’s leverage ratio and EBITDA covenants.
In August 2009, the Company entered into a seventh amendment to the Old Credit Agreement with its bank. This amendment, among other things, extended the expiration date of the credit facility to July 13, 2010.
The Old Credit Agreement, among other things, required the Company to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it was an event of default under the Old Credit Agreement if Selwyn Joffe was no longer the Company’s CEO.
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
The Lenders hold a security interest in substantially all of the Company’s assets. The balance of the Revolving Loan was $700,000 and $21,600,000 at December 31, 2009 and March 31, 2009, respectively. Additionally, the Company had reserved $2,201,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $576,000 reserved for commercial letters of credit as of December 31, 2009. As of December 31, 2009, $31,523,000 was available under the Revolving Loan, and of this, $7,500,000 was reserved for use in the event the Company’s largest customer discontinued its current practice of having the Company’s receivables factored.
The Company was in compliance with all financial covenants under the New Credit Agreement as of December 31, 2009.
The Company has established receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $64,885,000 and $55,773,000 for the nine months ended December 31, 2009 and 2008, respectively, by a weighted average of 335 days and 342 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the nine months ended December 31, 2009 and 2008 was 4.7% and 4.4%, respectively. The amount of the discount on these receivables, $2,841,000 and $2,318,000 for the nine months ended December 31, 2009 and 2008, respectively, was recorded as interest expense. In September 2009, one of these customers reinstated the use of its receivable discount program which had been previously suspended in May 2008.
8. Stock Options and Share-Based Payments
The Company accounts for stock options and share-based payments in accordance with FASB ASC 718, Compensation-Stock Compensation. The Company recognized stock-based compensation expense of $120,000 and $444,000 for the nine months ended December 31, 2009 and 2008, respectively. The Company granted 12,000 and 59,000 stock options during the nine months ended December 31, 2009 and 2008, respectively.
At December 31, 2009, there was $54,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to unvested shares. The compensation expense is expected to be recognized over a weighted average vesting period of less than 1 year.
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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$6,775,000	$5,038,000	$2,145,000	$(314,000)

Basic shares	11,977,239	12,006,619	11,996,021	11,962,021
Effect of dilutive stock options and warrants	120,887	95,066	130,399	—

Diluted shares	12,098,126	12,101,685	12,126,420	11,962,021

Net income (loss) per share:
Basic	$0.57	$0.42	$0.18	$(0.03)

Diluted	$0.56	$0.42	$0.18	$(0.03)

The effect of dilutive options and warrants excludes 1,253,316 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $5.00 to $15.00 per share for the nine months ended December 31, 2009 and 1,252,316 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $5.20 to $15.00 per share for the three months ended December 31, 2009 — all of which were anti-dilutive. The effect of dilutive options and warrants excludes 1,247,566 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $6.11 to $15.00 per share for the nine months ended December 31, 2008 and 1,626,416 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $1.10 to $15.00 per share for the three months ended December 31, 2008 — all of which were anti-dilutive.
10. Comprehensive Income (Loss)
FASB ASC 220, Comprehensive Income establishes standards for the reporting and display of comprehensive income (loss) and its components in a full set of general purpose financial statements. Comprehensive income (loss) is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income (loss) consists of net income (loss), unrealized gain (loss) on short-term investments and foreign currency translation adjustments.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income (loss)	$6,775,000	$5,038,000	$2,145,000	$(314,000)
Unrealized gain (loss) on short-term investments	65,000	(78,000)	10,000	(45,000)
Foreign currency translation	(130,000)	(1,364,000)	157,000	(1,485,000)

Comprehensive net income (loss)	$6,710,000	$3,596,000	$2,312,000	$(1,844,000)

11. Income Taxes
Income tax expenses for the nine and three months ended December 31, 2009 and 2008 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. The Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for fiscal years prior to fiscal 2005 unless subsequent audit results allow the examination of specific issues in earlier fiscal periods. The Internal Revenue Service (the “IRS”) currently has an ongoing tax examination of the federal tax returns for the fiscal year ended March 31, 2007. The opening meeting was held on September 15, 2009. In November 2009, the IRS expanded its ongoing tax examination of the federal tax returns to include the fiscal year ended March 31, 2008. The manner in which each tax position will be resolved and the amount of potential changes in the Company’s tax liabilities from the examination are uncertain.
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
The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $5,956,000 and $7,224,000 at December 31, 2009 and March 31, 2009, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.
The following table shows the effect of the Company’s derivative instruments on its Consolidated Statement of Operations:

Amount of Gain
	Location of Gain	Recognized in Income on Derivatives
Derivatives Not Designated as Hedging	Recognized in Income	Nine Months Ended	Three Months Ended
Instruments under Statement 133	on Derivatives	December 31, 2009	December 31, 2009
Forward foreign currency exchange contracts	General and administrative expenses	$(1,395,000)	$(292,000)
The fair value of the forward foreign currency exchange contracts of $347,000 is included in prepaid expenses and other current assets in the Consolidated Balance Sheet at December 31, 2009. The fair value of the forward foreign currency exchange contracts of $1,048,000 is included in other current liabilities in the Consolidated Balance Sheet at March 31, 2009.
13. Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy of FASB ASC 820, Fair Value Measurements and Disclosures as of December 31, 2009 and March 31, 2009:

	December 31, 2009				March 31, 2009
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments	$422,000	$422,000	—	—	$335,000	$335,000	—	—
Forward foreign currency exchange contracts	347,000	—	$347,000	—	—	—	—	—

Liabilities
Deferred compensation	422,000	422,000	—	—	335,000	335,000	—	—
Forward foreign currency exchange contracts	—	—	—	—	1,048,000	—	$1,048,000	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the nine months ended December 31, 2009 and 2008, a gain of $1,395,000 and a loss of $1,704,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the three months ended December 31, 2009 and 2008, a gain of $292,000 and a loss of $1,347,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.
Disclosures for nonfinancial assets and liabilities that are measured at fair value, but are recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the nine and three months ended December 31, 2009, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The carrying amounts of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the Revolving Loan, Term Loan, and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.
14. Subsequent Events
The Company has completed an evaluation of all subsequent events through February 8, 2010, the date of issuance of its financial statements, and concluded that no subsequent events have occurred that would require recognition in the Company’s consolidated financial statements or disclosure in the notes to the consolidated financial statements.
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
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, which was subsequently codified in December 2009 by Accounting Standards Update (“ASU”) No. 2009-16 as FASB ASC 860, Transfers and Servicing (“FASB ASC 860”). FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of FASB ASC 860 on April 1, 2010 to have any material impact on its consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was subsequently codified in December 2009 by ASU No. 2009-17 as FASB ASC 810, Consolidations (“FASB ASC 810”). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this guidance on April 1, 2010 to have any material impact on its consolidated financial position and results of operations.
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
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update was effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this update on October 1, 2009 did not have any material impact on the Company’s consolidated financial position and results of operations.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires new disclosures for transfers in and out of Level 1 and Level 2 of the fair value hierarchy and expanded disclosures for activity in Level 3 of the fair value hierarchy. The update also clarifies existing disclosures regarding the level of disaggregation for disclosure and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The Company does not expect the adoption of this update on January 1, 2010 to have any material impact on its consolidated financial position and results of operations. The disclosures regarding certain Level 3 activity are effective for fiscal years beginning after December 15, 2010. The Company is currently evaluating the impact the adoption of this guidance on April 1, 2011 will have on its consolidated financial position and results of operations.

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
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our bank credit agreement and the bank’s refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
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
We operate in one business segment pursuant to FASB Accounting Standards Codification (“ASC”) 280, Segment Reporting.

Results of Operations for the Three Months Ended December 31, 2009 and 2008
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	December 31,
	2009	2008
Gross profit percentage	29.8%	28.3%
Cash flow provided by operations	$13,130,000	$5,898,000
Finished goods turnover (annualized) (1)	4.9	5.1
Annualized return on equity (2)	9.2%	(1.4)%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income (loss) for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	December 31,
	2009	2008

Net sales	100.0%	100.0%
Cost of goods sold	70.2	71.7

Gross profit	29.8	28.3
Operating expenses:
General and administrative	10.4	15.3
Sales and marketing	4.2	4.3
Research and development	1.0	1.4
Impairment of goodwill	—	5.8

Operating income	14.2	1.5
Interest expense — net of interest income	4.9	3.4
Income tax expense (benefit)	3.4	(1.1)

Net income (loss)	5.9%	(0.8)%

Net Sales. Net sales for the three months ended December 31, 2009 increased by $680,000 to $36,482,000 compared to net sales for the three months ended December 31, 2008 of $35,802,000. This increase was primarily due to net sales to new customers acquired as a result of our acquisition of certain assets of Reliance, which was partially offset by lower sales to our other existing customers, due mainly to the positive impact of update orders in the same quarter of the prior fiscal year.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the three months ended December 31, 2009 to 70.2% from 71.7% for the three months ended December 31, 2008, resulting in a corresponding increase in our gross profit of 1.5% to 29.8% for the three months ended December 31, 2009 from 28.3% for the three months ended December 31, 2008. The increase in the gross profit percentage, as compared to the three months ended December 31, 2008, was primarily due to lower manufacturing costs and increased revenue from our scrap metal compared to the three months ended December 31, 2008. This increase in gross profit was partly offset by an increase in packaging costs of $125,000 reflecting increased sales to new customers and improved and more costly packaging materials compared to the three months ended December 31, 2008, and an increase in the provision for inventory reserves of $238,000 compared to the three months ended December 31, 2008.
General and Administrative. Our general and administrative expenses for the three months ended December 31, 2009 were $3,801,000, which represents a decrease of $1,659,000, or 30.4%, from general and administrative expenses for the three months ended December 31, 2008 of $5,460,000. This decrease in general and administrative expenses during the three months ended December 31, 2009 was primarily due to a gain of $292,000 recorded due to the changes in the fair value of foreign exchange contracts, compared to a loss of $1,347,000 during the three months ended December 31, 2008.
Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2009 decreased $7,000, or 0.5%, to $1,548,000 from $1,555,000 for the three months ended December 31, 2008. This decrease was due primarily to decreased trade show expenses, partially offset by the addition of employees as a result of our acquisition of certain assets of Reliance.
Research and Development. Our research and development expenses decreased by $160,000, or 31.1%, to $355,000 for the three months ended December 31, 2009 from $515,000 for the three months ended December 31, 2008. The decrease in research and development expenses were due primarily to lower compensation resulting from a reduction in workforce and cost of supplies.
Impairment of Goodwill. We recorded a non-cash pre-tax impairment charge of $2,091,000 for the three months ended December 31, 2008. After recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of March 31, 2009.
Interest Expense. Our interest expense, net of interest income, for the three months ended December 31, 2009 was $1,776,000. This represents an increase of $573,000, or 47.6%, over interest expense, net of interest income, of $1,203,000 for the three months ended December 31, 2008. This increase was primarily attributable to an increase in discounts for the factored receivables for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.
Income Tax. For the three months ended December 31, 2009, we recognized income tax expense of $1,252,000 compared to an income tax benefit of $380,000 recognized for the three months ended December 31, 2008. Our effective tax rate for the three months ended December 31, 2009 and 2008 was 36.9% and 54.8%, respectively. The effective tax rate includes required adjustments to reflect the appropriate nine month rates in both fiscal periods. The income tax benefit recorded for the three months ended December 31, 2008, primarily reflects the income tax effect of goodwill impairment at income tax rates not offset by lower statutory tax rates in foreign taxing jurisdictions.
Results of Operations for the Nine Months Ended December 31, 2009 and 2008
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Nine Months Ended
	December 31,
	2009	2008
Gross profit percentage	26.6%	31.9%
Cash flow provided by (used in) operations	$15,855,000	$(4,673,000)
Finished goods turnover (annualized) (1)	5.1	4.5
Annualized return on equity (2)	9.7%	7.4%

(1)	Annualized finished goods turnover for the nine months ended December 31, 2009 and 2008 is calculated by multiplying cost of sales for each nine month period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for each nine month period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the nine months ended December 31, 2009 and 2008 multiplied by 1.33 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Nine Months Ended
	December 31,
	2009	2008

Net sales	100.0%	100.0%
Cost of goods sold	73.4	68.1

Gross profit	26.6	31.9
Operating expenses:
General and administrative	9.2	13.9
Sales and marketing	4.0	3.7
Research and development	0.9	1.5
Impairment of goowill	—	2.0

Operating income	12.5	10.8
Gain on acquisition	(1.2)	—
Interest expense — net of interest income	3.4	3.0
Income tax expense	4.0	3.0

Net income	6.3%	4.8%

Net Sales. Net sales for the nine months ended December 31, 2009 increased by $3,665,000, to $108,609,000 compared to net sales for the nine months ended December 31, 2008 of $104,944,000. This increase was primarily due to net sales to new customers acquired as a result of our acquisitions partially offset by lower sales to our other existing customers. Our sales in the first two months of the nine month period were negatively impacted by an inventory reduction program initiated by one of our largest customers and an understanding with a customer to delay shipments because of its then uncertain financial future. In addition, our net sales for the nine months ended December 31, 2009 were positively impacted by the recognition of $845,000 of previously deferred core revenue. We have recognized this revenue because we do not expect to incur any additional sales incentive allowances associated with Remanufactured Core buybacks from this customer.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales increased during the nine months ended December 31, 2009 to 73.4% from 68.1% for the nine months ended December 31, 2008, resulting in a corresponding decrease in our gross profit of 5.3% to 26.6% for the nine months ended December 31, 2009 from 31.9% for the nine months ended December 31, 2008. The decrease in the gross profit percentage, as compared to the nine months ended December 31, 2008, was primarily due to (i) the reversal of a $1,307,000 accrual related to the customs duties claims during the nine months ended December 31, 2008, (ii) an increase in packaging costs of $1,023,000 reflecting increased sales to new customers and improved and more costly packaging materials compared to the nine months ended December 31, 2008, (iii) an increase in the provision for inventory reserves of $1,129,000 compared to the nine months ended December 31, 2008, and (iv) a reduction in scrap metal prices that resulted in a decrease in revenue of $705,000 for our scrap metal compared to the nine months ended December 31, 2008. In addition, our gross profit in the prior year was impacted by acceleration of $2,300,000 of promotional allowances earned in the fourth quarter of fiscal 2008, which otherwise would have been earned by one of our customers during the fourth quarter of fiscal 2008 through the first four months of fiscal 2009.
General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2009 were $9,966,000, which represents a decrease of $4,668,000, or 31.9%, from general and administrative expenses for the nine months ended December 31, 2008 of $14,634,000. This decrease in general and administrative expenses during the nine months ended December 31, 2009 was primarily due to the following: (i) a gain of $1,395,000 recorded due to the changes in the fair value of foreign exchange contracts compared to a loss of $1,704,000 during the nine months ended December 31, 2008, (ii) $481,000 of decreased professional services fees, (iii) $324,000 of decreased stock-based compensation, (iv) $279,000 of decreased general and administrative expenses at our offshore manufacturing facilities, (v) $163,000 of decreased travel expense, and (vi) $108,000 of decreased severance and other related expenses.
Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2009 increased $444,000, or 11.4%, to $4,355,000 from $3,911,000 for the nine months ended December 31, 2008. This increase was due primarily to the addition of employees as a result of our acquisitions, increased catalog expenses, and increased commission expenses due to higher net sales, and was partially offset by decreased trade show expense, consulting fees, and travel.
Research and Development. Our research and development expenses decreased by $535,000, or 34.3%, to $1,023,000 for the nine months ended December 31, 2009 from $1,558,000 for the nine months ended December 31, 2008. The decrease in research and development expenses were due primarily to lower compensation resulting from a reduction in workforce and cost of supplies.
Impairment of Goodwill. We recorded a non-cash pre-tax impairment charge of $2,091,000 for the nine months ended December 31, 2008. After recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of March 31, 2009.
Gain on acquisition. During the nine months ended December 31, 2009, we recorded a gain of $1,331,000 in connection with the acquisition of certain assets of Reliance as the estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred.
Interest Expense. Our interest expense, net of interest income, for the nine months ended December 31, 2009 was $3,746,000. This represents an increase of $577,000 over interest expense, net of interest income, of $3,169,000 for the nine months ended December 31, 2008. This increase was primarily attributable to an increase in discounts for the factored receivables and higher average outstanding balances on our Revolving Loan, which were partially offset by lower interest rates on our Revolving Loan balance during the nine months ended December 31, 2009.
Income Tax. For the nine months ended December 31, 2009 and 2008, we recognized income tax expense of $4,330,000 and $3,115,000, respectively. Our effective tax rate for the nine months ended December 31, 2009 and 2008 was 39.0% and 38.2%, respectively. The effective tax rate increase primarily reflects a decrease in the benefit from lower statutory rates in foreign taxing jurisdictions.
Liquidity and Capital Resources
Overview
At December 31, 2009, we had working capital of $2,497,000, a ratio of current assets to current liabilities of 1.1:1, including cash of $465,000, compared to negative working capital of $3,569,000, a ratio of current assets to current liabilities of 0.94:1, including cash of $452,000 at March 31, 2009. The significant change in working capital from March 31, 2009 primarily resulted from the accelerated collection of our accounts receivables balances from the receivable discount programs, the increase in our accounts payable balances, and the proceeds from our Term Loan were used to pay down the balance of our Revolving Loan.
During the nine months ended December 31, 2009, we used cash generated by operations, from our receivable discount programs we have with certain of our customers, and obtained from our New Credit Facility as our primary sources of liquidity. In September 2009, one of these customers reinstated the use of its receivable discount program which had been previously suspended in May 2008.
We believe our cash generated by operations, amounts available under our New Credit Agreement, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments and capital expenditure obligations over the next twelve months.

Cash Flows
Net cash provided by operating activities was $15,855,000 for the nine months ended December 31, 2009 compared to net cash used in operating activities of $4,673,000 for the nine months ended December 31, 2008. The most significant changes in operating activities for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 were the (i) reinstatement in September 2009 of a receivable discount program with one of our major customers which had been suspended by the customer in May 2008, (ii) an increase in our accounts payable and accrued liabilities compared to the nine months ended December 31, 2008, and (iii) our long-term core inventory levels increased less during the nine months ended December 31, 2009 compared to the same nine month period of the prior year due primarily to increased levels of Remanufactured Cores held for sale at our customers’ locations. These changes in operating activities were partly offset by an increase in our non-core inventory levels during the nine months ended December 31, 2009 compared to a decrease in our non-core inventory levels during the nine months ended December 31, 2008.
Net cash used in investing activities was $3,416,000 and $9,030,000 during the nine months ended December 31, 2009 and 2008, respectively. The decrease in net cash used in investing activities primarily resulted from the acquisition of certain assets of Reliance during the nine months ended December 31, 2009, compared to the acquisitions of both AIM and SCP during the nine months ended December 31, 2008. Capital expenditures for the nine months ended December 31, 2009 primarily related to the purchase of equipment for our manufacturing facilities compared to purchases in the prior year primarily related to IT equipment and improvements at our California and offshore facilities.
Net cash used in financing activities was $12,445,000 during the nine months ended December 31, 2009 compared to net cash provided by financing activities of $13,304,000 during the nine months ended December 31, 2008. Cash resources generated by operating activities and the proceeds from our Term Loan were primarily used to pay down the balance of our Revolving Loan. The borrowings under our Revolving Loan in the prior year were primarily used to finance our acquisitions of AIM and SCP, pay down our accounts payable balances, and to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to factor our accounts receivable. In September 2009, this customer re-opened the use of this program.
Capital Resources
Debt
Our amended and restated credit agreement, with our bank (the “Old Credit Agreement”) provided us with a revolving loan of up to $40,000,000, including obligations under outstanding letters of credit. The Old Credit Agreement, among other things, allowed us to borrow under the revolving loan for the purpose of consummating certain permitted acquisitions.
In June 2009, we entered into a sixth amendment to the Old Credit Agreement with our bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 reserved by our bank against our revolving loan commitment amount and available in the event the receivables from our largest customer were no longer factored, and (ii) amended certain financial covenants, including our leverage ratio and EBITDA covenants.
In August 2009, we entered into a seventh amendment to the Old Credit Agreement with our bank. This amendment, among other things, extended the expiration date of the credit facility to July 13, 2010.
The Old Credit Agreement, among other things, required us to maintain certain financial covenants, including cash flow, fixed charge coverage ratio and leverage ratio and a number of restrictive covenants, including limits on capital expenditures and operating leases, prohibitions against additional indebtedness, payment of dividends, pledge of assets and loans to officers and/or affiliates. In addition, it was an event of default under the Old Credit Agreement if Selwyn Joffe was no longer our CEO.
In October 2009, we entered into a revolving credit and term loan agreement (the “New Credit Agreement”) with our bank and one additional lender (the “Lenders”), which permits us to borrow up to $45,000,000 (the “New Credit Facility”). The New Credit Facility, among other things, provides us with a revolving loan (the “Revolving

Loan”) of up to $35,000,000, including obligations under outstanding letters of credit and a borrowing reserve in the amount of $7,500,000 to be reserved by the Lenders against our Revolving Loan commitment amount and this borrowing reserve becomes available in the event the receivables from our largest customer are no longer factored, and a term loan (the “Term Loan”) in the principal amount of $10,000,000.
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
The Lenders hold a security interest in substantially all of our assets. The balance of the Revolving Loan was $700,000 and $21,600,000 at December 31, 2009 and March 31, 2009, respectively. Additionally, we had reserved $2,201,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $576,000 reserved for commercial letters of credit as of December 31, 2009. As of December 31, 2009, $31,523,000 was available under the Revolving Loan, and of this, $7,500,000 was reserved for use in the event our largest customer discontinued its current practice of having our receivables factored.
We were in compliance with all financial covenants under the New Credit Agreement as of December 31, 2009.
The Revolving Loan and the Term Loan bear interest at either our bank’s reference rate plus an applicable margin or a London Interbank Offered Rate (“LIBOR”) rate (which in the case of the Term Loan shall not be lower than 3.75%) plus an applicable margin, as selected by us in accordance with the New Credit Agreement. The reference rate is, as further described in the New Credit Agreement, the higher of our bank’s announced base rate and the Federal funds rate plus 1/2 percent. The applicable margins are determined quarterly on a prospective basis as set forth below:

Leverage Ratio	Applicable LIBOR Margin	Applicable Reference Rate Margin
Less than 1.5:1.0	275 basis points	150 basis points
Greater than or equal to 1.5:1.0	300 basis points	175 basis points
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
Receivable Discount Programs
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The weighted average discount under this program was 4.7% during the nine months ended December 31, 2009 and has allowed us to accelerate collection of receivables aggregating $64,885,000 by a weighted average of 335 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest expense of $2,841,000 during the nine months ended December 31, 2009. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands, or if the discount period is extended to reflect more favorable payment terms to customers. In September 2009, one of these customers reinstated the use of its receivable discount program which had been previously suspended in May 2008.

Off-Balance Sheet Arrangements
At December 31, 2009, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Capital Expenditures and Commitments
Capital Expenditures
Our capital expenditures were $816,000 for the nine months ended December 31, 2009 and primarily relate to the purchase of equipment for our manufacturing facilities. We expect our fiscal year 2010 capital expenditures to be approximately $1.5 million. We intend to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
Related Party Transactions
Our related party transactions primarily consist of employment and director agreements and stock option agreements.
Except as noted below, our related party transactions have not changed since March 31, 2009.
During the nine months ended December 31, 2009, we paid Houlihan Lokey Howard & Zukin Capital, Inc. $8,200 for reimbursement of out-of-pocket expenses. Scott Adelson, a member of our Board of Directors, is a Senior Managing Director of Houlihan Lokey Howard & Zukin Capital, Inc.
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
In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment to SFAS No. 140, which was subsequently codified in December 2009 by Accounting Standards Update (“ASU”) No. 2009-16 as FASB ASC 860, Transfers and Servicing (“FASB ASC 860”). FASB ASC 860 eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. FASB ASC 860 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of FASB ASC 860 on April 1, 2010 to have any material impact on our consolidated financial position and results of operations.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which was subsequently codified in December 2009 by ASU No. 2009-17 as FASB ASC 810, Consolidations (“FASB ASC 810”). This statement amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of

FASB ASC 810 on April 1, 2010 to have any material impact on our consolidated financial position and results of operations.
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
In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value. This update provides clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This update is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this update on October 1, 2009 did not have any material impact on our consolidated financial position and results of operations.
In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements. This update requires new disclosures for transfers in and out of Level 1 and Level 2 of the fair value hierarchy and expanded disclosures for activity in Level 3 of the fair value hierarchy. The update also clarifies existing disclosures regarding the level of disaggregation for disclosure and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. We do not expect the adoption of this update on January 1, 2010 to have any material impact on our consolidated financial position and results of operations. The disclosures regarding certain Level 3 activity are effective for fiscal years beginning after December 15, 2010. We are currently evaluating the impact the adoption of this guidance on April 1, 2011 will have on our consolidated financial position and results of operations.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2009, which was filed on June 15, 2009.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e) and 15d-15(e), as of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter ended December 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. Exhibits
(a) Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

Number	Description of Exhibit	Method of Filing
4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	Seventh Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2009, between the Company and Union Bank, N.A.	Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 10, 2009.

10.2	Revolving Note, dated as of July 31, 2009, executed by the Company in favor of Union Bank, N.A.	Incorporated by reference to Exhibit 10.2 to Quarterly Report on Form 10-Q filed August 10, 2009.

10.3	Revolving Credit and Term Loan Agreement, dated as of October 28, 2009, between the Company and Union Bank, N.A. and Branch Banking & Trust Company.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 2, 2009.

10.4	Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 23, 2009.

10.5	Core Amendment to Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on December 23, 2009.

10.6	Master Vendor Agreement, dated as of April 01, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2010.

10.7	Letter Agreement, dated as of April 01, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 13, 2010.

10.8	Vendor Agreement Addendum, dated as of April 01, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 13, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: February 8, 2010	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 8, 2010	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer