Form 10-K
period 2010-03-31
MOTORCAR PARTS  AMERICA INC
filed 2010-06-14
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of September 30, 2009, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $53,972,142 based on the closing sale price as reported on the NASDAQ Global Market.
There were 12,033,521 shares of common stock outstanding as of June 8, 2010.
DOCUMENTS INCORPORATED BY REFERENCE:
In accordance with General Instruction G(3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2010 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2010.

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
We file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission (“SEC”). Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on our website www.motorcarparts.com. You may also read and copy any document we file with the SEC at its Public Reference Room at 100 F. Street, NE, Washington, D.C. 20549. Please call the SEC at (800) SEC-0330 for further information on the operation of the Public Reference Room.
PART I

Item 1.	Business
General
The aftermarket for automobile parts is divided into two markets. The first market is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a cheaper alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. This market is serviced by the retail chains, traditional warehouse distributors and the dealer networks. Generally, the consumer in this channel is a professional parts installer.
We remanufacture alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These products are distributed to both the DIY and DIFM markets. Our products are distributed predominantly throughout the United States and Canada. Our products are sold to the largest auto parts retail chains in the United States and Canada, including Advance, AutoZone, Genuine Parts (NAPA), O’Reilly Automotive and Pep Boys. In addition, our products are sold to various traditional warehouses for the professional installers, and to major automobile manufacturers for both their aftermarket programs and their warranty replacement programs (“OES”). Auto parts retail chains in total, currently account for approximately 35% of the North American after-market for remanufactured alternators and starters.
Demand and replacement rates for after-market remanufactured alternators and starters generally increase with increases in miles driven and the age of vehicles. According to industry statistics, both the average age of vehicles on the road and miles driven in North America have increased during fiscal 2010 as compared to fiscal 2009.
Historically, our business has focused on the DIY market. The DIY market has grown at an estimated rate of 3.2% per annum over the last ten years. In times of recession, we believe consumers are more apt to purchase replacement parts in the DIY market because of lower prices compared to the DIFM market.
We have coverage for almost every alternator and starter used by any automobile light and heavy duty truck as well as most industrial and agricultural vehicles or equipment. We have warehousing strategically located around North America and in Mexico to allow us to be able to complete distribution to almost any customer in North America.
While we continually seek to add business with our existing customers and to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2010, sales to our four largest customers constituted approximately 85% of our net sales. To mitigate the risk associated with this concentration of sales, we have increasingly sought to enter into longer-term customer agreements with our major customers. These longer-term agreements typically require us to commit a significant amount of our working capital to build inventory and increase production. Such agreements with new customers may also require us to incur certain changeover expenses. In addition, these longer-term agreements typically include marketing and other allowances that adversely impact near-term revenue.
To offset the pricing pressure and costs associated with our agreements with our largest customers, we have moved substantially all of our U.S. remanufacturing operations to lower cost facilities in Mexico and Malaysia. We expect to maintain production of remanufactured units that require specialized service and/or rapid turnaround in our U.S. facility.
To continue our strategy to further enhance our market share in North America, we completed the acquisition of certain assets of Reliance Automotive, Inc. (“Reliance”), a privately held remanufacturer of alternators and starters based in East Berlin, Connecticut. These products are sold under the Reliance™ brand name.
Company Products
Our total net sales is primarily derived from sales of remanufactured alternators and starters for import and domestic cars and light trucks. Alternators and starters are non-elective replacement parts in all makes and models of vehicles because they are required for a vehicle to operate. Currently, approximately 91% of our units are sold for resale under customer private labels. The balance is sold under our Quality-Built® , Talon®, Xtreme®, Reliance™, and other brand names.
Our alternators and starters are produced to meet or exceed original equipment manufacturer specifications. We remanufacture alternators and starters for virtually all import and domestic vehicles sold in the United States and Canada. Remanufacturing generally creates a supply of parts at a lower cost to the end user than newly manufactured parts and makes available automotive parts which are no longer manufactured as new. Our remanufactured parts are sold at competitively lower prices than most new replacement parts.
We recycle nearly all materials in keeping with our focus of positively impacting the environment. Nearly all parts, including metal from the Used Cores, and corrugated packaging are recycled.
The technology and the specifications for the components used in our products, particularly alternators, have become more advanced in response to the installation in vehicles of an increasing number of electrical components such as navigation systems, keyless entry devices, heated rear windows and seats, high-powered stereo systems and DVD players. As a result of this increased electrical demand, alternators require more advanced technology and higher grade components and per unit sales prices of replacement alternators have increased accordingly. The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service import and domestic cars and light trucks. In addition to the over 3,200 stock keeping units (“SKUs”) for heavy duty and a variety of agricultural and industrial applications, we carry over 3,900 SKUs which cover applications for most import and domestic cars and light trucks sold in the United States and Canada.
Customers: Customer Concentration
Our products are marketed throughout the United States and Canada. Currently, we serve all of the largest retail automotive chain stores with an aggregate of approximately 12,000 retail outlets as well as a diverse group of automotive warehouse distributors and OES customers.
We are substantially dependent upon sales to our major customers. During fiscal 2010, 2009 and 2008, sales to our four largest customers constituted approximately 85%, 92% and 94%, respectively, of our net sales, and sales to our largest customer AutoZone, constituted 44%, 49% and 53%, respectively, of our net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us.

Customer Arrangements; Impact on Working Capital
We have or are renegotiating long-term agreements with many of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. Because of the very competitive nature of the market for remanufactured starters and alternators and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. We have also entered into agreements to purchase certain customers’ Remanufactured Core inventory and to issue credits to pay for that inventory according to a schedule set forth in the agreement. These contracts typically require that we meet ongoing standards related to fulfillment, price, and quality. Our contracts with major customers expire at various dates through March 2019. An agreement with one customer grants the customer the right to terminate the agreement at any time for any reason.
These longer-term agreements both reflect and strengthen our customer relationships and business base. The increased demand for product as a result of entering into these longer-term agreements often requires that we increase our inventories, accounts payable and personnel. Customer demands that we purchase their Remanufactured Core inventory have also been a significant and an additional strain on our available working capital. The marketing and other allowances we typically grant our customers in connection with our new or expanded customer relationships adversely impact the near-term revenues, profitability and associated cash flows from these arrangements. However, we believe the investment we make in these new or expanded customer relationships will improve our overall liquidity and cash flow from operations over time.
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
We believe that the reputation for quality and customer service that a supplier enjoys are significant factors in a customer’s purchase decision. We believe that these factors favor our company, which provides quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support. We believe that our ability to provide efficient delivery distinguishes us from many of our competitors and provides a competitive advantage. Price and payment terms are also very important competitive factors.
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
Our remanufacturing processes combine product families with similar configurations into dedicated factory work cells. This remanufacturing process, known as “lean manufacturing”, replaced the more traditional assembly line approach we had previously utilized and eliminated a large number of inventory moves and the need to track inventory movement through the remanufacturing process. This lean manufacturing process is used at all of our production facilities. Because of this “lean manufacturing” approach, we significantly reduced the time it takes to produce a finished product. We continue to explore opportunities for improving efficiencies in our remanufacturing process.
Offshore Remanufacturing. The majority of our remanufacturing operations and core sorting functions are now conducted at our facilities in Mexico and Malaysia. We also operate a shipping and receiving warehouse and testing facility in Singapore. During fiscal 2010, 2009 and 2008, our foreign operations produced approximately 99%, 98% and 91%, respectively, of our total unit production.
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
Our customers are not obligated to send us all the Used Cores exchanged by their consumers. We have historically purchased approximately 15% to 20% of our Used Cores in the open market from core brokers who specialize in buying and selling Used Cores. During fiscal 2010, we purchased approximately 19% of our Used Cores from core brokers. Although the open market is not a primary source of Used Cores, it is a critical source for meeting our raw material demands. Not all Used Cores are reusable. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced. Although the yield rates depend upon both the product and customer specifications, our overall average yield rates are about 83%. We use about 120 Used Cores to provide sufficient salvageable components to complete 100 remanufactured products.
The price of a finished product sold to our customers is generally comprised of an amount for remanufacturing (“unit value”) and an amount separately invoiced for the Remanufactured Core included in the product (“Remanufactured Core charge”). The Remanufactured Core charge is equal to the credit we offer to induce the customer to use our core exchange program and send back the Used Cores to us. In accordance with our net-of-core-value revenue recognition policy, at the time a sale is recorded, we only recognize as revenue the unit value of the finished product. We also record as long-term core inventory the cost of Remanufactured Cores included in the finished goods that are shipped to customers and that we expect to be sent back to us as part of the core exchange program. During fiscal 2010, approximately 96% of the Remanufactured Cores we shipped as part of finished goods were replaced by similar Used Cores sent back to us under our core exchange program, resulting in the issuance of credits equal to the related Remanufactured Core value.
Other materials and components used in remanufacturing are purchased in the open market. During fiscal 2010, 2009 and 2008, our main supplier provided approximately 29%, 25% and 20%, respectively, of our raw materials purchased, and we rely on that supplier’s ability to provide us with raw materials in a timely and cost effective manner; however, that supplier is not our sole supplier of raw materials. No other supplier provided more than 10% of our raw material needs during these periods.
The ability to obtain Used Cores, materials and components of the types and quantities we need is essential to our ability to meet demand.
Return Rights. Under our customer agreements and general industry practice, our customers are allowed stock adjustments when their inventory of certain product lines exceeds the inventory necessary to support sales to end-user consumers. Customers have various contractual rights for stock adjustments which range from 3%-5% of total units sold. In some instances, we allow a higher level of returns in connection with a significant update order. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. This general right of return is allowed regardless of whether the returned item is defective. We seek to limit the aggregate of stock adjustment and other customer returns to less than 20% of unit sales. Stock adjustment returns do not occur at any specific time during the year.
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
We provide for the anticipated returns of inventory by reducing revenue and cost of sales for the unit value of goods sold based on a historical return analysis and information obtained from customers about current stock levels and anticipated stock adjustment returns.
Sales, Marketing and Distribution. We have one of the widest varieties of alternator and starter lines available to the market, and we market and distribute our products throughout the United States and Canada. Our products for the automotive retail chain market are primarily sold under our customers’ private labels. Since fiscal 2004, we have expanded our sales efforts beyond automotive retail chains to include warehouse distribution centers serving professional installers. Our products are also sold under our own Quality-Built® , Talon®, Xtreme®, Reliance™, and other brand names. We ship our products from facilities in Torrance, California, and Tijuana, Mexico, and from fee warehouse facilities in Edison, New Jersey and Springfield, Oregon.
We publish, for print and electronic distribution, a catalog with part numbers and applications for our alternators and starters along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.
Employees. As of March 31, 2010, we had 247 employees in the United States, as compared to 256 at March 31, 2009, substantially all of whom were located in Torrance, California. Of our U.S.-based employees, 98 are administrative personnel of which 21 are sales personnel. In addition, at March 31, 2010, we had 320 employees in Singapore and Malaysia, as compared to 325 employees at March 31, 2009, and 1,195 employees at our facility located in Mexico, as compared to 1,154 employees at March 31, 2009. A union represents all hourly employees at our Mexico facility. All other employees, including our employees in Torrance, California, are non-union. We consider our relations with our employees to be satisfactory.
Seasonality of Business
Due to their nature and design, as well as the limits of technology, alternators and starters traditionally have failed when operating in extreme conditions. During the summer months, when the temperature typically increases over a sustained period of time, alternators were more likely to fail. Similarly, during winter months when extreme cold conditions are experienced over a sustained period, starters were more likely to fail. This seasonality impact has been diminished by the improvement in the quality of alternators and starters and does not currently have a material impact on our net sales.

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
To enhance shareholder value, in March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which we can repurchase shares under this program. We made no share repurchases during fiscal 2010.

Item 1A.	Risk Factors
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
Our net sales are concentrated among a small number of large customers. During fiscal 2010, sales to our four largest customers constituted approximately 85% of our net sales, and sales to our largest customer constituted approximately 44% of our net sales. Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of any of our major customers. The loss or significant decline of sales to any of our major customers would reduce our net income and adversely affect our operating results.
Our offshore remanufacturing and logistic activities expose us to increased political and economic risks and place a greater burden on management to achieve quality standards.
Our overseas operations, especially our operations in Tijuana, Mexico, increase our exposure to political, criminal or economic instability in the host countries and to currency fluctuations. We have moved substantially all of our remanufacturing operations to lower cost countries outside the United States. While the remanufacturing costs in Mexico are lower than those we have incurred in our Torrance, California facility, we experienced various but decreasing inefficiencies associated with our Mexican operations that have adversely impacted our operating results since fiscal 2006.
The complexity associated with the accounting for our operating results may continue to result in fluctuations in our reported operating results.
Because we receive most Used Cores, a critical remanufacturing component, through the core exchange program with our customers and we offer marketing allowances and other incentives that impact revenue recognition, the accounting for our operations is more complex than for many businesses the same size or larger. In past years, we corrected our accounting treatment to comply with generally accepted accounting principles that resulted in restatements to our past financial statements. Steps taken to correct the previously issued financial statements included a review of authoritative accounting literature and consultation with accounting experts at the SEC and with external accountants. Upon completion of this review, we corrected our treatment related to accounting for core inventory and revenue recognition.
Interruptions or delays in obtaining component parts could impair our business and adversely affect our operating results.
In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange program with our customers, and component parts from third-party manufacturers. Historically, the level of Used Core returns from customers together with purchases from core brokers have provided us with an adequate supply of this key component. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities would be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. During fiscal 2010, we purchased 29% of our raw materials from a single supplier. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.
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
Our operating results are affected by alternator and starter failure rates. These failure rates are impacted by a number of factors outside our control, including alternator and starter designs that have resulted in greater reliability, consumers driving fewer miles as a result of both high gasoline prices and the slowdown in the U.S. economy, and the average age of vehicles on the road. A reduction in the failure rates of alternators or starters would adversely affect our sales and profitability.
Our operating results may continue to fluctuate significantly.
We have experienced significant variations in our annual and quarterly results of operations. These fluctuations have resulted from many factors, including shifts in the demand and pricing for our products and general economic conditions, including changes in prevailing interest rates. Our gross profit percentage fluctuates due to numerous factors, some of which are outside our control. These factors include the timing and level of marketing allowances provided to our customers, differences between the level of projected sales to a particular customer and the actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, fluctuations in the level of Used Core returns during the period, and general market and competitive conditions.
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
As of June 8, 2010, Mel Marks, our founder and member of our Board of Directors, beneficially owned 10.5% of our outstanding common stock. As a result of his holdings, Mel Marks has the ability to exercise substantial influence over us and his interests may conflict with the interests of other shareholders.
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
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings.
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
In the past two fiscal years, significant deterioration in the financial condition of financial institutions has resulted in a severe loss of liquidity and availability in global credit markets and in higher short-term borrowing costs, and more stringent borrowing terms. Recessionary conditions in the global economy threaten to cause further tightening of the credit markets, more stringent lending standards and terms, and higher volatility in interest rates. The persistence of these conditions could have a material adverse effect on our borrowings and the availability, terms and cost of such borrowings. In addition, further deterioration in the U.S. economy could adversely affect our corporate results, which could adversely affect our operating results.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
We lease all of the real property used in our operations. We presently lease approximately 147,000 square feet of warehouse, production and administrative space in Torrance, California. The present term of the lease expires March 31, 2012 and we have the option to extend the lease for an additional five years beginning April 1, 2012. We also lease approximately 4,005 square feet adjacent to our main Torrance facility that is used as additional office and record storage space. The lease on this second building has terms which coincide with the lease on the main Torrance building.
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

Item 3.	Legal Proceedings
We are subject to various legal proceedings arising in the normal course of conducting business. Management does not believe that the outcome of these matters will have a material adverse impact on its financial position or future results of operations.

Item 4.	Reserved
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Market under the trading symbol MPAA. The following table sets forth the high and low sale prices for our common stock during fiscal 2010 and 2009.

	Fiscal 2010		Fiscal 2009
	High	Low	High	Low
1st Quarter	$4.95	$3.54	$12.00	$5.04
2nd Quarter	$5.51	$3.89	$7.50	$2.90
3rd Quarter	$5.51	$4.54	$6.28	$3.00
4th Quarter	$6.69	$4.89	$5.16	$3.05
As of June 8, 2010, there were 12,033,521 shares of common stock outstanding held by 33 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lenders prohibit the payment of dividends, except stock dividends, without the lenders’ prior consent.
Share Repurchase Program
In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which we can repurchase shares under this program. We made no share repurchases during fiscal 2010.
Equity Compensation Plan Information
The following table summarizes our equity compensation plans as of March 31, 2010:

	(a)		(b)	(c)
Number of securities
remaining available for future
	Number of securities to be		Weighted-average exercise	issuance under equity
	issued upon exercise of		price of outstanding	compensation plans (excluding
	outstanding options,		options warrants and	securities reflected in column
Plan Category	warrants and rights		rights	(a))
Equity compensation plans approved by securities holders	1,628,334	(1)	$8.45	214,600	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,628,334		$8.45	214,600

(1)	Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, 1994 Non-Employee Director Stock Option Plan, 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

(2)	Consists of options available for issuance under our 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

Performance Graph
The following graph compares the cumulative return to holders of common stock for the five years ending March 31, 2010 with the NASDAQ Composite Index and an index for our peer group. The peer group is comprised of other automotive after-market companies: Aftermarket Technologies Corporation, Dorman Products, Inc., and Standard Motor Products, Inc. The comparison assumes $100 was invested at the close of business on March 31, 2005 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.
Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2010

Item 6.	Selected Financial Data
The following selected historical consolidated financial information as of and for each of the fiscal years ended March 31, 2010, 2009, 2008, 2007 and 2006, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

		Fiscal Years Ended March 31,
Income Statement Data	2010	2009	2008	2007	2006
Net sales	$147,225,000	$134,866,000	$133,337,000	$136,323,000	$108,397,000
Operating income (loss)	18,307,000	10,642,000	12,751,000	(2,475,000)	6,298,000
Net income (loss)	9,646,000	3,857,000	4,607,000	(4,956,000)	2,085,000
Basic net income (loss) per share	$0.80	$0.32	$0.40	$(0.59)	$0.25

Diluted net income (loss) per share	$0.80	$0.32	$0.39	$(0.59)	$0.25

			March 31,
Balance Sheet Data	2010	2009	2008	2007	2006
Total assets	$163,480,000	$159,588,000	$141,408,000	$131,986,000	$101,136,000
Working capital	3,399,000	(3,569,000)	6,097,000	(26,746,000)	12,851,000
Revolving loan	—	21,600,000	—	22,800,000	6,300,000
Term loan	9,500,000	—	—	—	—
Capital lease obligations	1,398,000	3,022,000	4,276,000	5,197,000	6,356,000
Other long term liabilities	7,056,000	7,364,000	4,654,000	3,859,000	3,373,000
Shareholders’ equity	$103,620,000	$93,083,000	$91,093,000	$47,828,000	$51,595,000
Working capital for fiscal year ended March 31, 2006 has been adjusted for the reclassification of core inventory as described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Critical Accounting Policies, Inventory, page 19.

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
Management Overview
The aftermarket for automobile parts is divided into two markets. The first market is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a cheaper alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. This market is serviced by the retail chains, traditional warehouse distributors and the dealer networks. Generally, the consumer in this channel is a professional parts installer.
We remanufacture alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These products are distributed to both the DIY and DIFM markets. Our products are distributed predominantly throughout the United States and Canada. Our products are sold to the largest auto parts retail chains in the United States and Canada. In addition, our products are sold to various traditional warehouses for the professional installers, and to major automobile manufacturers for both their aftermarket programs and their warranty replacement programs (“OES”). Auto parts retail chains in total currently account for approximately 35% of the North American after-market for remanufactured alternators and starters.
Demand and replacement rates for after-market remanufactured alternators and starters generally increase with increases in miles driven and the age of vehicles. According to industry statistics, both the average age of vehicles on the road and miles driven in North America have increased during fiscal 2010 as compared to fiscal 2009.
Historically, our business has focused on the DIY market. The DIY market has grown at an estimated rate of 3.2% per annum over the last ten years. In times of recession, we believe consumers are more apt to purchase replacement parts in the DIY market because of lower prices compared to the DIFM market. We believe we have recently increased our market share in the DIY market.
The DIFM market is an attractive opportunity for growth. We are positioned to benefit from this market opportunity in two ways: (1) our auto parts retail customers are expanding their efforts to target the DIFM market and (2) we sell our products under private label and our Quality-Built®, Talon®, Xtreme®, Reliance™ and other brand names directly to suppliers that focus on professional installers. In addition, we sell our products to original equipment manufacturers for distribution to the professional installer both for warranty replacement and their general after-market channels. We have been successful in growing sales to this market.
While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2010, sales to our four largest customers constituted approximately 85% of our net sales. To mitigate the risk associated with this concentration of sales, we have increasingly sought to enter into longer-term customer agreements with our major customers. These longer-term agreements typically require us to commit a significant amount of our working capital to build inventory and increase production. In addition, they typically include marketing and other allowances that adversely impact near-term revenue. Such agreements with new customers may also require us to incur certain changeover expenses.
To offset the pricing pressure and costs associated with our agreements with our largest customers, we have moved substantially all of our U.S. remanufacturing operations to lower cost facilities in Mexico and Malaysia. We expect to maintain production of remanufactured units that require specialized service and/or rapid turnaround in our U.S. facility.
We have also increased the total number of customers we supply and expect sales growth from these customers as they grow their businesses. To continue our strategy to further enhance our market share in North America, we completed the acquisition of certain assets of Reliance, a privately held remanufacturer of alternators and starters based in East Berlin, Connecticut. These products are sold under the Reliance™ brand name.
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
Segment Reporting
We operate in one business segment pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
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
Non-core inventory is stated at the lower of cost or market. The cost of non-core inventory approximates average historical purchase prices paid, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:
•	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

•	Non-core work in process is in various stages of production, is on average 50% complete and is valued at 50% of the cost of a finished good. Non-core work in process inventory historically comprises less than 3% of the total non-core inventory balance.

•	Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense them as period costs. For the fiscal years ended March 31, 2010 and 2009, costs of approximately $1,314,000 and $2,019,000, respectively, were considered abnormal and thus excluded from the cost calculation and charged directly to cost of sales.
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
We record vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.
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
We classify all of our core inventories as long-term assets. The determination of the long-term classification is based on our view that the value of the cores is not consumed or realized in cash during our normal operating cycle, which is one year for most of the cores recorded in inventory. According to guidance provided under the FASB ASC, current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” We do not believe that core inventories, which we classify as long-term, are consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect the core inventories to be consumed, and thus we do not expect to realize cash, until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.
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
For these reasons, we concluded that it is more appropriate to classify core inventory as long-term assets.
Long-term Core Inventory Deposit
The long-term core inventory deposit account represents the value of Remanufactured Cores we have purchased from customers, which are held by the customers and remain on the customers’ premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The credits against the customer’s receivable are based upon the Remanufactured Core purchase price previously established with the customer. At the same time, we record the long-term core inventory deposit for the Remanufactured Cores purchased at its cost, determined as noted under Long-term Core Inventory. The long-term core inventory deposit is stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current cost, determined as noted under Long-term Core Inventory. The difference between the credit granted and the cost of the long-term core inventory deposit is treated as a sales allowance reducing revenue. When the purchases are made over an agreed-upon period, the long-term core inventory deposit is recorded at the same time the credit is issued to the customer for the purchase of the Remanufactured Cores.

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
Revenue Recognition
We recognize revenue when our performance is complete, and all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.
For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized on the estimated or actual date of delivery. We include shipping and handling charges in the gross invoice price to customers and classify the total amount as revenue. Shipping and handling costs are recorded in cost of sales.
Revenue Recognition; Net-of-Core-Value Basis
The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and for the value added by remanufacturing (“unit value”). The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, approximately 96% of the remanufactured alternators and starters we sell to customers are replaced by similar Used Cores sent back for credit by customers under our core exchange program. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the Remanufactured Core value as revenue when the finished products are sold. We generally limit the number of Used Cores sent back under the core exchange program to the number of similar Remanufactured Cores previously shipped to each customer.
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
Deferral of Core Revenue. As noted previously, we have in the past and may in the future agree to buy back Remanufactured Cores from certain customers. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue. As a result of the ongoing Remanufactured Core buybacks, we have now deferred core revenue from these customers until there is no expectation that sales allowances associated with Remanufactured Core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2010 and 2009, Remanufactured Core revenue of $6,061,000 and $5,934,000, respectively, was deferred.
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
We provide for such anticipated returns of inventory by reducing revenue and the related cost of sales for the units estimated to be returned.
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
Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We do not amortize goodwill but we evaluate goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock. In addition, we identified a single reporting unit (the Company itself) as we had not identified any components of the Company beneath the one operating segment described in Note 2 in the Notes to Consolidated Financial Statements.

Income Taxes
We account for income taxes using the liability method, which measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur. A valuation allowance is provided to reduce deferred tax assets when it is more likely than not that a portion of the deferred tax asset will not be realized.
The primary components of our income tax provision (benefit) are (i) the current liability or refund due for federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.
Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. In evaluating this ability, management considers long-term agreements and Remanufactured Core purchase obligations with our major customers that expire at various dates through March 2019. Based on our forecast of our future operating results, we believe that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. We periodically compare our forecasts to actual results, and there can be no assurance that the forecasted results will be achieved.
Financial Risk Management and Derivatives
We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our significant operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. We had foreign exchange contracts with an aggregate U.S. dollar equivalent notional value (and materially the same nominal fair value) of $6,159,000 and $7,224,000 at March 31, 2010 and 2009, respectively. These contracts generally expire in a year or less. Any changes in the fair value of foreign exchange contracts are accounted for as an increase or decrease to general and administrative expenses in current period earnings. During fiscal 2010 and 2009, a gain of $1,565,000 and a loss of $1,194,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.
Share-based Payments
Effective April 1, 2006, we began using the modified prospective application method of transition for all our stock-based compensation plans. The modified prospective application method of transition requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered from April 1, 2006 forward. Accordingly, while reported results for subsequent fiscal years reflect the adoption of this guidance, prior year amounts have not been restated.
Fair Value Measurements
We adopted the guidance on fair value measurements and disclosures for all financial assets and liabilities on April 1, 2008. This guidance defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in accordance with GAAP and expanded the disclosures required for fair value measurements. On April 1, 2009, we adopted the new fair value accounting principles for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which did not have any material impact on our financial condition, results of operations or cash flows.

New Accounting Pronouncements
Subsequent Events
In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. We adopted and applied the provisions of the new guidance in the first quarter of fiscal 2010.
In February 2010, subsequent to our adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events amending the May 2009 guidance. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements upon issuance of this guidance.
Transfers of Financial Assets
In June 2009, the FASB issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of this guidance on April 1, 2010 to have any material impact on our consolidated financial position and results of operations.
Consolidation of Variance Interest Entities
In June 2009, the FASB issued new guidance which amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. We do not expect the adoption of this guidance on April 1, 2010 to have any material impact on our consolidated financial position and results of operations.
Accounting Standards Codifications
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
Fair Value Measurements and Disclosures
In August 2009, the FASB issued new guidance to provide clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This guidance is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this guidance on October 1, 2009 did not have any material impact on our consolidated financial position and results of operations.

In January 2010, the FASB issued an update which requires new disclosures for transfers in and out of Level 1 and Level 2 of the fair value hierarchy and expanded disclosures for activity in Level 3 of the fair value hierarchy. The update also clarifies existing disclosures regarding the level of disaggregation for disclosure and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this update on January 1, 2010 did not have any impact on our consolidated financial position and results of operations. The disclosures regarding certain Level 3 activity are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this guidance on April 1, 2011 to have any material impact on our consolidated financial position and results of operations.
Subsequent Events
On May 12, 2010, we entered into a first amendment to our credit agreement with our lenders, Union Bank, N.A., as administrative agent and lender, and Branch Banking & Trust Company. This amendment, among other things, provides that the borrowing reserve in connection with our revolving facility under the credit agreement be increased from $7,500,000 to $10,000,000. The borrowing reserve remains in effect only if we are a party to a receivable discount program pursuant to which our accounts receivable owed to us by our largest customer are being discounted.
In May 2010, the Internal Revenue Service (“IRS) concluded its examination of our federal income tax returns for the fiscal 2007 and 2008 tax years. The IRS required no changes to our tax returns for those fiscal years as filed.
Results of Operations
The following table summarizes certain key operating data for the periods indicated:

	Fiscal Years Ended March 31,
	2010	2009	2008
Gross profit	28.1%	29.3%	27.9%
Cash flow provided by (used in) operations	$18,347,000	$(11,078,000)	$(10,039,000)
Finished goods turnover (1)	5.0	4.4	4.6
Return on equity (2)	10.4%	4.2%	9.6%

(1)	Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn production into revenues.

(2)	Return on equity is computed as net income for the fiscal year divided by shareholders’ equity at the beginning of the fiscal year and measures our ability to invest shareholders’ funds profitably.

Following is our results of operation, reflected as a percentage of net sales:

	Fiscal Years Ended March 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	71.9	70.7	72.1

Gross profit	28.1	29.3	27.9
Operating expenses:
General and administrative	10.6	14.4	14.8
Sales and marketing	4.1	3.9	2.6
Research and development	1.0	1.5	1.0
Impairment of goodwill	—	1.6	—

Operating income	12.4	7.9	9.5
Gain on acquisition	(0.9)	—	—
Interest expense — net of interest income	3.2	3.1	4.1
Income tax expense	3.6	1.9	2.0

Net income	6.5	2.9	3.4

Fiscal 2010 Compared to Fiscal 2009
Net Sales. Net sales during fiscal 2010 increased by $12,359,000, or 9.2%, to $147,225,000 compared to net sales during fiscal 2009 of $134,866,000. This increase was due to sales to new customers acquired as a result of our acquisitions and an increase in sales to our other existing customers. Our net sales during the first two months of fiscal 2010 were negatively impacted by an inventory reduction program initiated by one of our largest customers, and an understanding with another customer to delay shipments because of its then uncertain financial future. In addition, our net sales during fiscal 2010 were positively impacted by the recognition of $845,000 of previously deferred core revenue. We have recognized this revenue because we do not expect to incur any additional sales incentive allowances associated with Remanufactured Core buybacks from a certain customer.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales increased during fiscal 2010 to 71.9% from 70.7% in fiscal 2009, resulting in a corresponding decrease in our gross profit percentage of 1.2% to 28.1% during fiscal 2010 from 29.3% during fiscal 2009. This decrease in our gross profit percentage was primarily due to: (i) the reversal of a $1,307,000 accrual related to the customs duties claims during fiscal 2009 which enhanced margins in fiscal 2009, (ii) an increase in packaging costs of $1,090,000 reflecting increased sales to new customers and improved and more costly packaging materials compared to fiscal 2009, and (iii) an increase in the provision for excess and obsolete inventory of $842,000 compared to fiscal 2009. These decreases in gross profit were partially offset by the lower per unit manufacturing costs during fiscal 2010 compared to fiscal 2009. In addition, our gross profit in the prior year was positively impacted by acceleration of $2,300,000 of promotional allowances earned during the fourth quarter of fiscal 2008, which otherwise would have been earned by one of our customers during the fourth quarter of fiscal 2008 through the first four months of fiscal 2009.
General and Administrative. Our general and administrative expenses during fiscal 2010 were $15,580,000, which represents a decrease of $3,899,000, or 20.0%, from general and administrative expenses during fiscal 2009 of $19,479,000. This decrease in general and administrative expenses was primarily due to the following: (i) a gain of $1,565,000 recorded due to the changes in the fair value of foreign exchange contracts compared to a loss of $1,194,000 during fiscal 2009, (ii) $1,323,000 of decreased professional services fees, and (iii) $372,000 of decreased stock-based compensation. These decreases in general and administrative expenses were partially offset by $673,000 of increased provision for bad debt expense during fiscal 2010.
Sales and Marketing. Our sales and marketing expenses during fiscal 2010 increased $777,000, or 14.8%, to $6,019,000 from $5,242,000 during fiscal 2009. This increase was due primarily to the addition of employees as a result of our acquisitions, and increased commission expenses due to higher net sales. These increases in sales and marketing expenses were partially offset by decreased professional services and consulting fees, and travel expenses during fiscal 2010.

Research and Development. Our research and development expenses decreased by $572,000, or 28.7%, to $1,421,000 during fiscal 2010 from $1,993,000 during fiscal 2009. The decrease in research and development expenses was due primarily to lower compensation expenses resulting from a reduction in workforce and consulting fees.
Impairment of Goodwill. During fiscal 2009, we recorded a non-cash pre-tax impairment charge of $2,191,000. After recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of March 31, 2009.
Gain on acquisition. During fiscal 2010, we recorded a gain of $1,331,000 in connection with the acquisition of certain assets of Reliance as the estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred.
Interest Expense. Our interest expense, net of interest income, during fiscal 2010 was $4,710,000. This represents an increase of $514,000 over interest expense, net of interest income, of $4,196,000 during fiscal 2009. This increase was primarily attributable to a higher balance of receivables being discounted under the receivable discount programs during fiscal 2010 compared to fiscal 2009. During fiscal 2010, interest expense incurred on the higher average outstanding balances on our revolving loan was offset by lower interest rates.
Income Tax. In fiscal 2010, we recorded income tax expense of $5,282,000 compared to income tax expense of $2,589,000 in fiscal 2009. This increase was primarily due to higher pre-tax income partly offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions in fiscal 2010 compared to the prior year.
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
Impairment of Goodwill. During fiscal 2009, we determined that goodwill was fully impaired as the carrying value of $2,191,000, including the fourth quarter adjustment of $100,000, exceeded the implied fair value of zero, and therefore we recorded a pre-tax, non-cash goodwill impairment charge of $2,191,000 as disclosed in the Consolidated Statements of Income in the third quarter of fiscal 2009. After recording the impairment charge, we had no goodwill remaining on our Consolidated Balance Sheet as of March 31, 2009.
Interest Expense. Our interest expense, net of interest income, in fiscal 2009 was $4,196,000. This represents a decrease of $1,252,000 over interest expense, net of interest income, of $5,448,000 in fiscal 2008. This decrease was primarily attributable to a lower balance of receivables being discounted during fiscal 2009 compared to fiscal 2008. During fiscal 2009, interest expense incurred on the higher average outstanding balances on our line of credit was offset by lower interest rates.
Income Tax. In fiscal 2009, we recorded income tax expense of $2,589,000 compared to income tax expense of $2,696,000 in fiscal 2008. This decrease was primarily due to lower pre-tax income partly offset by higher book income tax rates in fiscal 2009 compared to the prior year.
Liquidity and Capital Resources
Overview
At March 31, 2010, we had working capital of $3,399,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,210,000, compared to negative working capital of $3,569,000, a ratio of current assets to current liabilities of 0.94:1, and cash of $452,000 at March 31, 2009. The significant increase in working capital from March 31, 2009 primarily resulted from the proceeds from our term loan being used to pay down the balance of our revolving loan under our old credit agreement.
During fiscal 2010, we used cash generated by operations, from our use of receivable discount programs with certain of our major customers, from the increase in accounts payable due to increases in our payment terms from certain of our vendors, and from our new credit facility as our primary sources of liquidity. These sources were used to repay the remaining revolving loan balance, acquisition of certain assets of Reliance, and to finance capital expenditure.
We believe our cash generated by operations, amounts available under our new credit agreement, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments, repayment of the current portion of our term loan, and capital expenditure obligations over the next twelve months.
Cash Flows
Net cash provided by operating activities was $18,347,000 during fiscal 2010 compared to net cash used in operating activities of $11,078,000 during fiscal 2009. The most significant changes in operating activities during fiscal 2010 compared to fiscal 2009 were the (i) reinstatement in September 2009 of a receivable discount program with one of our major customers which had been suspended by the customer in May 2008, (ii) an increase in our accounts payable and accrued liabilities compared to fiscal 2009, and (iii) our long-term core inventory levels increased less during fiscal 2010 compared to fiscal 2009 due primarily to increased levels of Remanufactured Cores held for sale at our customers’ locations. These changes in operating activities were partly offset by an increase in our non-core inventory levels during fiscal 2010 compared to a decrease in our non-core inventory levels during fiscal 2009.
Net cash used in investing activities was $3,666,000 and $9,846,000 during fiscal 2010 and 2009, respectively. The decrease in net cash used in investing activities primarily resulted from the acquisition of certain assets of Reliance during fiscal 2010, compared to the acquisitions of certain assets of both Automotive Importing Manufacturing, Inc. (“AIM”) and Suncoast Automotive Products, Inc. (“SCP”) during fiscal 2009. Our capital expenditures during fiscal 2010 of $1,055,000 primarily related to the purchase of equipment for our manufacturing facilities. During fiscal 2009, we incurred capital expenditures of $2,317,000, which were primarily related to upgraded IT equipment and improvements at our Torrance, California and offshore facilities.
Net cash used in financing activities was $13,947,000 during fiscal 2010 compared to net cash provided by financing activities of $19,732,000 during fiscal 2009. Cash resources generated by operating activities and the proceeds from our term loan were primarily used to pay down the balance of our revolving loan under our old credit agreement. The borrowings under our revolving loan in the prior year were primarily used to finance our acquisitions of certain assets of AIM and SCP, pay down our accounts payable balances, and to offset the reduction in cash resources due to one of our customer’s suspension of its receivable discount program to discount our accounts receivable. In September 2009, this customer reinstated the use of this program.
Capital Resources
Debt
Our amended and restated credit agreement, with our bank (the “Old Credit Agreement”) provided us with a revolving loan of up to $40,000,000, including obligations under outstanding letters of credit. The Old Credit Agreement, among other things, allowed us to borrow under the revolving loan for the purpose of consummating certain permitted acquisitions.
In June 2009, we entered into a sixth amendment to the Old Credit Agreement with our bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 reserved by our bank against our revolving loan commitment amount and available in the event the receivables from our largest customer were no longer discounted and (ii) amended certain financial covenants, including our leverage ratio and EBITDA covenants.
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
In October 2009, we entered into a revolving credit and term loan agreement (the “New Credit Agreement”) with our bank and one additional lender (the “Lenders”), which permits us to borrow up to $45,000,000 (the “New Credit Facility”). The New Credit Facility is comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. We may borrow on a revolving basis up to an amount equal to $35,000,000 minus all outstanding letter of credit obligations minus a borrowing reserve of $7,500,000 (the “Revolving Loan”). The borrowing reserve remains in effect only if we are party to a receivable discount program pursuant to which our accounts receivable owed to us by our largest customer are being discounted. The term loan is in the principal amount of $10,000,000 (the “Term Loan”).
The New Credit Agreement, among other things, requires us to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants.

The Term Loan matures in October 2014 and requires principal payments of $500,000 on a quarterly basis. The first quarterly payment was due on January 4, 2010. The Revolving Loan expires in October 2011 and provides us the option to request up to three one-year extensions.
The Lenders hold a security interest in substantially all of our assets. There was no outstanding balance on the Revolving Loan at March 31, 2010. At March 31, 2009, the balance of the revolving loan under the Old Credit Agreement was $21,600,000. Additionally, we had reserved $1,826,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $1,348,000 reserved for commercial letters of credit as of March 31, 2010. As of March 31, 2010, $31,826,000 was available under the Revolving Loan, and of this, $7,500,000 was reserved for use in the event our largest customer discontinued its current practice of having our receivables discounted.
In May 2010, we entered into a first amendment to the New Credit Agreement with our Lenders. This amendment provides, among other things, that the borrowing reserve against our Revolving Loan commitment amount be increased from $7,500,000 to $10,000,000.
We were in compliance with all financial covenants under the New Credit Agreement as of March 31, 2010.
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
Receivable Discount Programs
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The weighted average discount under this program was 4.5% during fiscal 2010 and has allowed us to accelerate collection of receivables aggregating $85,592,000 by a weighted average of 334 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest expense of $3,599,000 during fiscal 2010. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers. In September 2009, one of these customers reinstated the use of its receivable discount program which had been previously suspended in May 2008.

Off-Balance Sheet Arrangements
At March 31, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Multi-year Customer Agreements
We have or are renegotiating long-term agreements with many of our major customers. Under these agreements, which typically have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that we meet ongoing standards related to fulfillment, price, and quality. Our contracts with major customers expire at various dates through March 2019.
In March 2005, we entered into an agreement with a major customer. As part of this agreement, our designation as this customer’s exclusive supplier of remanufactured imported alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, we agreed to acquire the customer’s import alternator and starter Remanufactured Core inventory. The customer was obligated to purchase the Remanufactured or Used Cores in the customer’s inventory upon termination of the agreement for any reason. We established a long-term core inventory deposit account for the value of the Remanufactured Core inventory estimated to be on hand with the customer. In January 2010, as a result of the acquisition of this customer by another of our major customers this agreement was terminated. However, this agreement was replaced by an agreement with the acquiring customer. As part of this new agreement, we were designated as the acquiring customer’s primary supplier of remanufactured import alternators and starters. The obligation to purchase the Remanufactured or Used Cores upon termination of the old agreement was transferred to the acquiring customer under the new agreement.
In the fourth quarter of fiscal 2005, we entered into a five-year agreement with one of the world’s largest automobile manufacturers to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. We expanded our operations and built-up our inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, we also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in the each of the second quarters of fiscal 2007, 2008, 2009, and 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that we must meet, a requirement that we provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason. In December 2009, this agreement was extended for an additional two-year period to December 2012.
In July 2006, we entered into an agreement with a customer to become this customer’s primary supplier of alternators and starters. This agreement was amended in January 2008 to extend the contract period through January 31, 2011. As part of this amendment, we also agreed to accelerate $2,300,000 of promotional allowances provided under this agreement. These promotional allowances otherwise would have been earned by the customer during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.
The longer-term agreements both reflect and strengthen our customer relationships and business base. However, they also result in a continuing concentration of our revenue sources among a few key customers and require a significant increase in our use of working capital to build inventory and increase production. This increased production causes significant increases in our inventories, accounts payable and employee base, and customer demands that we purchase their Remanufactured Core inventory can be a significant strain on our available capital. In addition, the marketing and other allowances that we typically grant to our customers in connection with these new or expanded relationships adversely impact the near-term revenues and associated cash flows from these arrangements. However, we believe this incremental business will improve our overall liquidity and cash flow from operations over time.
Share Repurchase Program
In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which we can repurchase shares under this program. We made no share repurchases during fiscal 2010.
Capital Expenditures and Commitments
Our capital expenditures were $1,055,000 during fiscal 2010. A significant portion of these expenditures relate to the purchase of equipment for our manufacturing facilities. We expect our fiscal 2011 capital expenditure to be approximately $2,000,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
Contractual Obligations
The following summarizes our contractual obligations and other commitments as of March 31, 2010, and the effect such obligations could have on our cash flow in future periods:

	Payments Due by Period
		Less than	2 to 3	4 to 5	More than 5
Contractual Obligations	Total	1 year	years	years	years

Capital Lease Obligations (1)	$1,450,000	$992,000	$415,000	$43,000	$—
Operating Lease Obligations (2)	11,723,000	2,779,000	4,179,000	3,245,000	1,520,000
Term Loan	9,500,000	2,000,000	4,000,000	3,500,000	—
Unrecognized Tax Benefits (3)	—	—	—	—	—
Other Long-Term Obligations (4)	41,544,000	13,543,000	10,249,000	7,329,000	10,423,000

Total	$64,217,000	$19,314,000	$18,843,000	$14,117,000	$11,943,000

(1)	Capital Lease Obligations represent amounts due under capital leases for various types of machinery and computer equipment.

(2)	Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, Malaysia, Singapore and Mexico.

(3)	We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $711,000 of income taxes payable has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our balance sheets, reduced by the associated federal deduction for state taxes.

(4)	Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for long-term agreements to provide products over a defined period.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
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
Our primary interest rate exposure relates to balances outstanding under our New Credit Facility and receivable discount programs, which have interest costs that vary with interest rate movements. Our $45,000,000 New Credit Facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependant upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding. At March 31, 2010, we had no amounts outstanding under our Revolving Loan. Based upon the $9,500,000 balance of our Term Loan at March 31, 2010, an increase in interest rates of 1%, would have increased our annual net interest expense by $95,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $50,000.
We are exposed to foreign currency exchange risk inherent in our anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian ringit, the Singapore dollar, and the Mexican peso. Our total foreign assets were $7,133,000 and $5,641,000 as of March 31, 2010 and 2009, respectively. In addition, as of March 31, 2010 we had $369,000 due to our foreign subsidiaries. As of March 31, 2009 we had $787,000 due from our foreign subsidiaries. While these amounts are eliminated in consolidation, they impact our foreign currency translation gains and losses.
During fiscal 2010 and 2009, we experienced immaterial gains relative to our transactions involving the Malaysian ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.
Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in Mexican pesos, fluctuations in the value of the Mexican peso are expected to have a significant impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the Mexican peso, in August 2005 we began to enter into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to the Mexican peso, an increase of 10% in exchange rates at March 31, 2010 would have increased our general and administrative expenses by approximately $607,000. During fiscal 2010 and 2009, a gain of $1,565,000 and a loss of $1,194,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

Item 8.	Financial Statements and Supplementary Data
The information required by this item is set forth in the Consolidated Financial Statements, commencing on page F-1 included herein.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Evaluation of Disclosure Controls and Procedures
We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosures.
Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010.
Inherent Limitations Over Internal Controls
Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control may not prevent misstatements. Further, an evaluation of the effectiveness of internal control may not detect misstatements.
Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2010.
The effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation
The information required by this item is incorporated by reference to the Proxy Statement.
Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
a. Documents filed as part of this report:
     (1) Index to Consolidated Financial Statements:
     (3) Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”).

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

Number	Description of Exhibit	Method of Filing

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.8	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.9	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.10	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.6*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.7	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.8	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.9	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

Number	Description of Exhibit	Method of Filing

10.10	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.11*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.12	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.13	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.14	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 18, 2007.

10.15	Amended and Restated Credit Agreement, dated as of October 24, 2007, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 24, 2007.

10.16	First Amendment to Amended and Restated Credit Agreement, dated as of January 14, 2008, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on January 17, 2008.

10.17	Revolving Note, dated as of January 14, 2008, executed by Motorcar Parts of America, Inc. in favor of Union Bank of California, N.A.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on January 17, 2008.

10.18	Letter Agreement between the Company and Mervyn McCulloch, dated February 6, 2008	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on February 6, 2008.

10.19	Second Amendment to Amended and Restated Credit Agreement, dated as of May 13, 2008, between Motorcar Parts of America, Inc. and Union Bank of California, N.A.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 15, 2008.

10.20	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.21	Fourth Amendment to Amended and Restated Credit Agreement, dated as of January 30, 2009, between the Company and Union Bank, N.A.	Incorporated by reference to Exhibit 10.2 to Quarterly Current Report on Form 10-Q filed February 9, 2009.

10.22	Revolving Note, dated as of January 30, 2009, executed by the Company in favor of Union Bank, N.A.	Incorporated by reference to Exhibit 10.2 to Quarterly Current Report on Form 10-Q filed February 9, 2009.

10.23	Fifth Amendment to Amended and Restated Credit Agreement, dated as of April 6, 2009, between the Company and Union Bank, N.A.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed April 15, 2009.

10.24*	Vendor Agreement dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2009.

Number	Description of Exhibit	Method of Filing

10.25*	Core Amendment to Vendor Agreement, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2009.

10.26	Sixth Amendment and Waiver to Amended and Restated Credit Agreement, dated as of June 8, 2009, between the Company and Union Bank, N.A.	Incorporated by reference to Exhibit 10.51 to the 2009 10-K.

10.27	Seventh Amendment to Amended and Restated Credit Agreement, dated as of July 31, 2009, between the Company and Union Bank, N.A.	Incorporated by reference to Exhibit 10.1 to Quarterly Current Report on Form 10-Q filed August 10, 2009.

10.28	Revolving Note, dated as of July 31, 2009, executed by the Company in favor of Union Bank, N.A.	Incorporated by reference to Exhibit 10.2 to Quarterly Current Report on Form 10-Q filed August 10, 2009.

10.29	Revolving Credit and Term Loan Agreement, dated as of October 29, 2009, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.3 to Quarterly Current Report on Form 10-Q filed November 9, 2009.

10.30 *	Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 23, 2009.

10.31 *	Core Amendment to Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on December 23, 2009.

10.32 *	Master Vendor Agreement, dated as of April 01, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2010.

10.33 *	Letter Agreement, dated as of April 01, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 13, 2010.

10.34 *	Vendor Agreement Addendum, dated as of April 01, 2009 between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 13, 2010.

10.35	First Amendment to the Revolving Credit and Term Loan Agreement, dated as of May 12, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 13, 2010.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 Form 10-K.

21.1	List of Subsidiaries	Filed herewith.

23.0	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

Number	Description of Exhibit	Method of Filing

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES
     Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 14, 2010	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 14, 2010	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe
Selwyn Joffe	Chief Executive Officer and Director
	(Principal Executive Officer)	June 14, 2010

/s/ David Lee
David Lee	Chief Financial Officer
	(Principal Financial Officer)	June 14, 2010

/s/ Kevin Daly
Kevin Daly	Chief Accounting Officer
	(Principal Accounting Officer)	June 14, 2010

/s/ Mel Marks Mel Marks	Director	June 14, 2010

/s/ Scott Adelson Scott Adelson	Director	June 14, 2010

/s/ Rudolph Borneo Rudolph Borneo	Director	June 14, 2010

/s/ Philip Gay Philip Gay	Director	June 14, 2010

/s/ Duane Miller Duane Miller	Director	June 14, 2010

/s/ Jeffrey Mirvis Jeffrey Mirvis	Director	June 14, 2010

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Motorcar Parts of America, Inc.
     We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2010 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Motorcar Parts of America, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
     In our opinion, Motorcar Parts of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the COSO criteria.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Motorcar Parts of America, Inc. and subsidiaries as of March 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2010 of Motorcar Parts of America, Inc. and subsidiaries and our report dated June 14, 2010 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
June 14, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of Motorcar Parts of America, Inc.
We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2010 and 2009 and the related consolidated statements of income, shareholders’ equity, and cash flows for the each of the three years in the period ended March 31, 2010. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc.’s internal control over financial reporting as of March 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 14, 2010, expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP
Los Angeles, California
June 14, 2010

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2010	2009
ASSETS
Current assets:
Cash	$1,210,000	$452,000
Short-term investments	451,000	335,000
Accounts receivable — net (see Note 6)	—	11,121,000
Inventory— net	31,547,000	27,923,000
Inventory unreturned	3,924,000	4,708,000
Deferred income taxes	8,391,000	8,277,000
Prepaid expenses and other current assets	2,735,000	1,355,000

Total current assets	48,258,000	54,171,000
Plant and equipment — net	12,693,000	13,997,000
Long-term core inventory	67,957,000	62,821,000
Long-term core inventory deposit	25,768,000	24,451,000
Long-term deferred income taxes	951,000	989,000
Intangible assets — net	6,304,000	2,564,000
Other assets	1,549,000	595,000

TOTAL ASSETS	$163,480,000	$159,588,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,603,000	$24,507,000
Accrued liabilities	3,764,000	1,451,000
Accrued salaries and wages	3,590,000	3,162,000
Accrued workers’ compensation claims	1,574,000	1,895,000
Income tax payable	678,000	1,158,000
Note payable	—	722,000
Revolving loan	—	21,600,000
Other current liabilities	697,000	1,624,000
Current portion of term loan	2,000,000	—
Current portion of capital lease obligations	953,000	1,621,000

Total current liabilities	44,859,000	57,740,000
Term loan, less current portion	7,500,000	—
Deferred core revenue	6,061,000	5,934,000
Deferred gain on sale-leaseback	319,000	843,000
Other liabilities	676,000	587,000
Capital lease obligations, less current portion	445,000	1,401,000

Total liabilities	59,860,000	66,505,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,026,021 and 11,962,021 shares issued and outstanding at March 31, 2010 and 2009, respectively	120,000	120,000
Additional paid-in capital	92,792,000	92,459,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(1,426,000)	(1,984,000)
Retained earnings	10,255,000	609,000

Total shareholders’ equity	103,620,000	93,083,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$163,480,000	$159,588,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended March 31,

	2010	2009	2008
Net sales	$147,225,000	$134,866,000	$133,337,000
Cost of goods sold	105,898,000	95,319,000	96,117,000

Gross profit	41,327,000	39,547,000	37,220,000
Operating expenses:
General and administrative	15,580,000	19,479,000	19,746,000
Sales and marketing	6,019,000	5,242,000	3,456,000
Research and development	1,421,000	1,993,000	1,267,000
Impairment of goodwill	—	2,191,000	—

Total operating expenses	23,020,000	28,905,000	24,469,000

Operating income	18,307,000	10,642,000	12,751,000
Other expense (income):
Gain on acquisition	(1,331,000)	—	—
Interest expense	4,710,000	4,215,000	5,514,000
Interest income	—	(19,000)	(66,000)

Income before income tax expense	14,928,000	6,446,000	7,303,000
Income tax expense	5,282,000	2,589,000	2,696,000

Net income	$9,646,000	$3,857,000	$4,607,000

Basic net income per share	$0.80	$0.32	$0.40

Diluted net income per share	$0.80	$0.32	$0.39

Weighted average number of shares outstanding:
Basic	11,988,692	11,995,622	11,522,326

Diluted	12,116,615	12,086,126	11,808,219

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
For the Years Ended March 31,

	Common Stock
			Additional Paid-	Additional Paid-		Accumulated Other	Retained Earnings
			in Capital	in Capital	Shareholder Note	Comprehensive	(Accumulated		Comprehensive
	Shares	Amount	Common Stock	Warrants	Receivable	Income (Loss)	Deficit)	Total	Income (Loss)

Balance at March 31, 2007	8,373,122	$84,000	$56,241,000	$—	$(682,000)	$40,000	$(7,855,000)	$47,828,000
Exercise of options	55,524	1,000	262,000	—	—	—	—	263,000
Tax benefit from employee stock options exercised	—	—	162,000	—	—	—	—	162,000
Impact of tax benefit on APIC pool	—	—	(44,000)	—	—	—	—	(44,000)
Compensation recognized under employee stock plans	—	—	1,052,000	—	—	—	—	1,052,000
Common stock and warrants issued upon PIPE offering, net of expenses	3,641,909	36,000	34,990,000	1,879,000	—	—	—	36,905,000
Unrealized loss on investments, net of tax	—	—	—	—	—	(120,000)	—	(120,000)	$(120,000)
Foreign currency translation	—	—	—	—	—	440,000	—	440,000	440,000
Net income	—	—	—	—	—	—	4,607,000	4,607,000	4,607,000

Comprehensive Income									$4,927,000

Balance at March 31, 2008	12,070,555	121,000	92,663,000	1,879,000	(682,000)	360,000	(3,248,000)	91,093,000
Compensation recognized under employee stock plans	—	—	508,000	—	—	—	—	508,000
Retirement of common stock in satisfaction of shareholder note receivable	(108,534)	(1,000)	(712,000)	—	682,000	—	—	(31,000)
Unrealized loss on investments, net of tax	—	—	—	—	—	(64,000)	—	(64,000)	$(64,000)
Foreign currency translation	—	—	—	—	—	(2,280,000)	—	(2,280,000)	(2,280,000)
Net income	—	—	—	—	—	—	3,857,000	3,857,000	3,857,000

Comprehensive Income									$1,513,000

Balance at March 31, 2009	11,962,021	120,000	92,459,000	1,879,000	—	(1,984,000)	609,000	93,083,000

Compensation recognized under employee stock plans	—	—	136,000	—	—	—	—	136,000
Exercise of options	64,000	—	152,000	—	—	—	—	152,000
Tax benefit from employee stock options exercised	—	—	69,000	—	—	—	—	69,000
Impact of tax benefit on APIC pool	—	—	(24,000)	—	—	—	—	(24,000)
Unrealized gain on investments, net of tax	—	—	—	—	—	80,000	—	80,000	$80,000
Foreign currency translation	—	—	—	—	—	478,000	—	478,000	478,000
Net income	—	—	—	—	—	—	9,646,000	9,646,000	9,646,000

Comprehensive Income									$10,204,000

Balance at March 31, 2010	12,026,021	$120,000	$92,792,000	$1,879,000	$—	$(1,426,000)	$10,255,000	$103,620,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31,

	2010	2009	2008
Cash flows from operating activities:
Net income	$9,646,000	$3,857,000	$4,607,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,238,000	3,136,000	2,960,000
Amortization of intangible assets	644,000	326,000	—
Amortization of deferred gain on sale-leaseback	(524,000)	(521,000)	(518,000)
Amortization of deferred financing costs	35,000	—	—
Provision for inventory reserves	878,000	36,000	1,017,000
Provision for (recovery of) customer payment discrepencies	182,000	915,000	(294,000)
Provision for doubtful accounts	898,000	225,000	124,000
Deferred income taxes	(70,000)	(2,252,000)	1,571,000
Share-based compensation expense	136,000	508,000	1,052,000
Gain on acquisition	(1,331,000)	—	—
Impairment of goodwill	—	2,191,000	—
Impact of tax benefit on APIC pool	24,000	—	44,000
Loss (gain) on redemption of short-term investment	5,000	—	(211,000)
Loss on disposal of assets	13,000	4,000	45,000
Changes in current assets and liabilities:
Accounts receivable	8,918,000	(9,789,000)	(1,127,000)
Inventory	(3,936,000)	6,833,000	(1,103,000)
Inventory unreturned	784,000	(584,000)	(238,000)
Income tax receivable	—	—	1,675,000
Prepaid expenses and other current assets	(1,054,000)	369,000	296,000
Other assets	(832,000)	207,000	(301,000)
Accounts payable and accrued liabilities	9,021,000	(10,179,000)	(10,839,000)
Income tax payable	(518,000)	870,000	137,000
Deferred core revenue	127,000	3,007,000	1,352,000
Long-term accounts receivable	—	767,000	—
Long-term core inventory	(5,692,000)	(9,894,000)	(9,082,000)
Long-term core inventory deposits	(1,317,000)	(1,974,000)	(860,000)
Other liabilities	(928,000)	864,000	(346,000)

Net cash provided by (used in) operating activities	18,347,000	(11,078,000)	(10,039,000)
Cash flows from investing activities:
Purchase of plant and equipment	(1,055,000)	(2,317,000)	(1,962,000)
Purchase of businesses	(2,622,000)	(7,462,000)	—
Change in short term investments	11,000	(67,000)	486,000

Net cash used in investing activities	(3,666,000)	(9,846,000)	(1,476,000)
Cash flows from financing activities:
Borrowings under revolving loan	31,600,000	52,310,000	48,700,000
Repayments under revolving loan	(53,200,000)	(30,710,000)	(71,500,000)
Proceeds from term loan	10,000,000	—	—
Repayments of term loan	(500,000)	—	—
Deferred financing costs	(414,000)	—	—
Payments on capital lease obligations	(1,630,000)	(1,868,000)	(1,664,000)
Exercise of stock options	152,000	—	262,000
Excess tax benefit from employee stock options exercised	69,000	—	162,000
Impact of tax benefit on APIC pool	(24,000)	—	(44,000)
Proceeds from issuance of common stock and warrants	—	—	40,061,000
Stock issuance costs	—	—	(3,156,000)

Net cash (used in) provided by financing activities	(13,947,000)	19,732,000	12,821,000
Effect of exchange rate changes on cash	24,000	(291,000)	280,000

Net increase (decrease) in cash	758,000	(1,483,000)	1,586,000
Cash — Beginning of year	452,000	1,935,000	349,000

Cash — End of year	$1,210,000	$452,000	$1,935,000

Supplemental disclosures of cash flow information:
Cash paid (received) during the period for:
Interest	$4,568,000	$4,048,000	$5,421,000
Income taxes	5,636,000	3,404,000	(1,344,000)
Non-cash investing and financing activities:
Settlement of accounts receivable in connection with purchase of business	$1,123,000	$—	$—
Property acquired under capital lease	—	357,000	743,000
Holdback on purchase of businesses	—	800,000	—
Note payable on purchase of business	—	722,000	—
Retirement of common stock in satisfaction of shareholder note receivable	—	682,000	—
The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
1. Company Background and Organization
Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture and distribute alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada and to major automobile manufacturers.
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
2. Summary of Significant Accounting Policies
Segment Reporting
The Company operates in one business segment pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd., Motorcar Parts de Mexico, S.A. de C.V. and Motorcar Parts of Canada, Inc. All significant inter-company accounts and transactions have been eliminated.
Cash
The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and U.S. dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts translated into U.S. dollars at March 31, 2010 and 2009 were $569,000 and $198,000, respectively.
Accounts Receivable
The allowance for doubtful accounts is developed based upon several factors including customer credit quality, historical write-off experience and any known specific issues or disputes which exist as of the balance sheet date. Accounts receivable are written off only when all collection attempts have failed. The Company does not require collateral for accounts receivable.
The Company has receivable discount programs that have been established with certain customers and their respective banks. Under these programs, the Company has the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. Once the customer chooses which outstanding invoices are going to be made available for discounting, the Company can accept or decline the bundle of invoices provided. The receivable discount programs are non-recourse, and funds cannot be reclaimed by the customer or its bank after the related invoices have been discounted.
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
Non-core inventory is stated at the lower of cost or market. The cost of non-core inventory approximates average historical purchase prices paid, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:
•	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

•	Non-core work in process is in various stages of production, is on average 50% complete and is valued at 50% of the cost of a finished good. Non-core work in process inventory historically comprises less than 3% of the total non-core inventory balance.

•	Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses them as period costs. For the years ended March 31, 2010 and 2009, costs of approximately $1,314,000 and $2,019,000, respectively, were considered abnormal and thus excluded from the cost calculation and charged directly to cost of sales.
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
The Company records vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.
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
The Company classifies all of its core inventories as long-term assets. The determination of the long-term classification is based on its view that the value of the cores is not consumed or realized in cash during the Company’s normal operating cycle, which is one year for most of the cores recorded in inventory. According to guidance provided under the FASB ASC, current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The Company does not believe that core inventories, which the Company classifies as long-term, are consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. The Company does not expect the core inventories to be consumed, and thus the Company does not expect to realize cash, until its relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience.
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
For these reasons, the Company concluded that it is more appropriate to classify core inventory as long-term assets.
Long-term Core Inventory Deposit
The long-term core inventory deposit account represents the value of Remanufactured Cores the Company purchased from customers, which are held by the customers and remain on the customers’ premises. The purchase is made through the issuance of credits against that customer’s receivables either on a one-time basis or over an agreed-upon period. The credits against the customer’s receivable are based upon the Remanufactured Core purchase price previously established with the customer. At the same time, the Company records the long-term core inventory deposit for the Remanufactured Cores purchased at its cost, determined as noted under Long-term Core Inventory. The long-term core inventory deposit is stated at the lower of cost or market. The cost is established at the time of the transaction based on the then current cost, determined as noted under Long-term Core Inventory. The difference between the credit granted and the cost of the long-term core inventory deposit is treated as a sales allowance reducing revenue. When the purchases are made over an agreed-upon period, the long-term core inventory deposit is recorded at the same time the credit is issued to the customer for the purchase of the Remanufactured Cores.
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
Income Taxes
The Company accounts for income taxes using the liability method, which measures deferred income taxes by applying enacted statutory rates in effect at the balance sheet date to the differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. The resulting asset or liability is adjusted to reflect changes in the tax laws as they occur. A valuation allowance is provided to reduce deferred tax assets when it is more likely than not that a portion of the deferred tax asset will not be realized.
The primary components of the Company’s income tax provision are (i) the current liability or refund due for federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.
Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. In evaluating this ability, management considers the Company’s long-term agreements with each of its major customers that expire at various dates through March 2019. Based on management’s forecast of the Company’s future operating results, management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. Management periodically compares its forecasts to actual results, and there can be no assurance that the forecasted results will be achieved.
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
Goodwill
Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company does not amortize goodwill but evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price in the Company’s common stock. In addition, the Company identified a single reporting unit (the Company itself) as it had not identified any components of the Company beneath the one operating segment described above.
Intangible Assets
The Company’s intangible assets other than goodwill are finite-lived and amortized on a straight-line basis over their respective useful lives, and are analyzed for impairment when and if indicators of impairment exist.
Deferred Financing Costs
Deferred financing costs include fees and costs incurred to obtain financing. These fees and costs are amortized using the straight-line method over the terms of the related loans and are included in interest expense in the Company’s Consolidated Statements of Income.
Foreign Currency Translation
For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations are translated into the reporting currency (U.S. dollar) at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the Consolidated Statement of Shareholders’ Equity.
Revenue Recognition
The Company recognizes revenue when performance by the Company is complete and all of the following criteria have been met:
•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectibility is reasonably assured.
For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized on the estimated or actual date of delivery. The Company includes shipping and handling charges in its gross invoice price to customers and classifies the total amount as revenue. Shipping and handling costs are recorded as cost of sales.
Unit value revenue is recorded based on the Company’s price list, net of applicable discounts and allowances. The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory by reducing revenue and cost of sales for the unit value of goods sold that are expected to be returned based on a historical return analysis and information obtained from customers about current stock levels.
The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in approximately 96% of the remanufactured alternators and starters sold being replaced by similar Used Cores sent back for credit by customers under the Company’s core exchange program. Accordingly, the Company excludes the value of Remanufactured Cores from revenue.
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
The Company has agreed in the past and may in the future agree to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2010 and 2009, Remanufactured Core revenue of $6,061,000 and $5,934,000, respectively, was deferred.
Marketing Allowances
The Company records the cost of all marketing allowances provided to its customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See “Note 13. Commitments and Contingencies” for a more complete description of all marketing allowances.
Advertising Costs
The Company expenses all advertising costs as incurred. Advertising expenses for the fiscal years ended March 31, 2010, 2009 and 2008 were $212,000, $227,000 and $95,000, respectively.
Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.
The following presents a reconciliation of basic and diluted net income per share.

	Years Ended March 31,
	2010	2009	2008
Net income	$9,646,000	$3,857,000	$4,607,000

Basic shares	11,988,692	11,995,622	11,522,326
Effect of dilutive stock options and warrants	127,923	90,504	285,893

Diluted shares	12,116,615	12,086,126	11,808,219

Net income per share:
Basic	$0.80	$0.32	$0.40

Diluted	$0.80	$0.32	$0.39

The effect of dilutive options and warrants excludes 1,253,982 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $5.00 to $15.00 per share for the year ended March 31, 2010 and 1,249,900 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $6.11 to $15.00 per share for the year ended March 31, 2009 — all of which were anti-dilutive. The effect of dilutive options and warrants excludes 294,039 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $11.50 to $19.13 per share for the year ended March 31, 2008 — all of which were anti-dilutive.
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
Financial Instruments
The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan, term loan and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.
Stock Options and Share-Based Payments
Effective April 1, 2006, the Company began using the modified prospective application method of transition for all its stock-based compensation plans. The modified prospective application method of transition requires that stock-based compensation expense be recorded for all new and unvested stock options that are ultimately expected to vest as the requisite service is rendered from April 1, 2006 forward.
In November 2005, the FASB issued guidance, which provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption date. The Company had significant vested options on the adoption date of the guidance and therefore has elected to compute its APIC pool in accordance with this guidance. The excess tax benefits for the years ended March 31, 2010, 2009 and 2008 are presented as a cash outflow from operations and a cash inflow from financing activities.
The fair value of stock options used to compute stock-based compensation expense, which is reflected in reported results is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 12,000, 84,000 and 58,000 shares of common stock were granted during the years ended March 31, 2010, 2009 and 2008, respectively.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Years Ended March 31,
	2010	2009	2008
Weighted average risk free interest rate	1.33%	2.61%	4.08%
Weighted average expected holding period (years)	4.90	5.15	3.18
Weighted average expected volatility	25.17%	40.95%	24.74%
Weighted average expected dividend yield	—%	—%	—%
Weighted average fair value of options granted	$1.03	$2.08	$2.69
Credit Risk
The majority of the Company’s sales are to leading automotive after-market parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customer, and the value of the Remanufactured Cores held at customers location at March 31, 2010.
Deferred Compensation Plan
The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary, bonuses and commissions. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The Company redeemed $70,000 of short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2010, and did not redeem any short-term investments during the year ended March 31, 2009. The carrying value of plan assets was $451,000 and $335,000, and deferred compensation obligation was $451,000 and $335,000 at March 31, 2010 and 2009, respectively. During the year ended March 31, 2010 an expense of $139,000 was recorded related to the deferred compensation plan, while a reduction in expense of $92,000 was recorded during the year ended March 31, 2009.
Comprehensive Income or Loss
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
Fair Value Measurements
The Company adopted the new guidance issued by the FASB on fair value measurements and disclosures for all financial assets and liabilities on April 1, 2008. This guidance defined fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. It also established a framework for measuring fair value in accordance with GAAP and expanded the disclosures required for fair value measurements. On April 1, 2009, the Company adopted this guidance for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis, which did not have any material impact on the Company’s financial condition, results of operations or cash flows.

New Accounting Pronouncements
Subsequent Events
In May 2009, the FASB issued new guidance on the treatment of subsequent events which is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this new guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that occurred for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions that occurred after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This new guidance was effective for fiscal years and interim periods ended after June 15, 2009, and must be applied prospectively. The adoption of this guidance on June 30, 2009 did not have any material impact on the Company’s consolidated financial position and results of operations.
In February 2010, subsequent to the Company’s adoption of the new guidance discussed above, the FASB issued updated guidance on subsequent events amending the May 2009 guidance. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and the Company adopted these new requirements upon issuance of this guidance.
Transfers of Financial Assets
In June 2009, the FASB issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this guidance on April 1, 2010 to have any material impact on its consolidated financial position and results of operations.
Consolidation of Variance Interest Entities
In June 2009, the FASB issued new guidance which amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The Company does not expect the adoption of this guidance on April 1, 2010 to have any material impact on its consolidated financial position and results of operations.
Accounting Standards Codifications
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

Fair Value Measurements and Disclosures
In August 2009, the FASB issued new guidance to provide clarification for the fair value measurement of liabilities in circumstances in which a quoted price in an active market for an identical liability is not available. This guidance is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this guidance on October 1, 2009 did not have any material impact on the Company’s consolidated financial position and results of operations.
In January 2010, the FASB issued an update which requires new disclosures for transfers in and out of Level 1 and Level 2 of the fair value hierarchy and expanded disclosures for activity in Level 3 of the fair value hierarchy. The update also clarifies existing disclosures regarding the level of disaggregation for disclosure and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this update on January 1, 2010 did not have any impact on the Company’s consolidated financial position and results of operations. The disclosures regarding certain Level 3 activity are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this guidance on April 1, 2011 to have any material impact on its consolidated financial position and results of operations.
3. Acquisitions
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
The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the acquisition date. The estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred of $3,023,000. After reassessing the identification of assets acquired and liabilities assumed, the $1,331,000 excess of the fair value of the net assets acquired over the purchase price was recorded as a gain on acquisition in the Company’s Consolidated Statement of Income during the year ended March 31, 2010. The tax impact of the gain on acquisition of $544,000 is included as a reduction to long-term deferred income tax assets in the Consolidated Balance Sheet at March 31, 2010. Acquisition related costs for the year ended March 31, 2010 of $191,000 are included in general and administrative expenses in the Company’s Consolidated Statement of Income. Pro forma information is not presented as the assets, results of operations and purchase price of Reliance were not significant to the Company’s consolidated financial position or results of operations.
The following table reflects the final allocation of the purchase price:

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

The note payable to SCP of $1,293,000 bears interest at prime plus 1% and is payable in monthly installments of $100,000 beginning in October 2008. During the year ended March 31, 2010, the remaining principal and interest of $722,000 and $11,000, respectively, were paid on the note payable to SCP.
The results of operations of certain assets acquired from Reliance, AIM, and SCP are included in the Consolidated Statement of Income from their respective acquisition dates.
4. Intangible Assets
The following is a summary of the Company’s intangible assets at March 31, 2010 and March 31, 2009.

	Weighted Average	March 31, 2010		March 31, 2009
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$115,000	$368,000	$45,000
Customer relationships	12 years	6,464,000	799,000	2,411,000	265,000
Non-compete agreements	5 years	257,000	56,000	111,000	16,000

Total	11 years	$7,274,000	$970,000	$2,890,000	$326,000

Amortization expense related to intangible assets was $644,000 and $326,000 during the years ended March 31, 2010 and 2009, respectively. The aggregate estimated future amortization expense for intangible assets is as follows:

Year Ending March 31,
2011	$774,000
2012	774,000
2013	774,000
2014	738,000
2015	670,000
Thereafter	2,574,000

Total	$6,304,000

5. Short-Term Investments
The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The Company redeemed $70,000 of short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2010. As a result, the Company recorded a loss of $5,000 on redemption of short-term investments for the payment of deferred compensation liabilities under its general and administrative expense line item in the statement of income for the year ended March 31, 2010. As of March 31, 2010 and 2009, the fair market value of the short-term investments was $451,000 and $335,000, and the liability to plan participants was $451,000 and $335,000, respectively.
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
Accounts receivable — net is comprised of the following at March 31:

	2010		2009
Accounts receivable — trade	$30,977,000		$40,126,000
Allowance for bad debts	(1,141,000)		(243,000)
Customer allowances earned	(5,104,000)		(5,109,000)
Customer payment discrepancies	(553,000)		(681,000)
Customer finished goods returns accruals	(10,036,000)		(10,097,000)
Customer core returns accruals	(16,044,000)		(12,875,000)

Less: total accounts receivable offset accounts	(32,878,000)		(29,005,000)

Total accounts receivable — net	$(1,901,000	)(1)	$11,121,000

(1)	Accounts receivable — net has been reclassified to accrued liabilities in the Company’s Consolidated Balance Sheet at March 31, 2010.
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
Change in the Company’s warranty return accrual is as follows at March 31:

	2010	2009
Balance at beginning of period	$(2,596,000)	$(2,824,000)
Charged to expense	36,096,000	31,995,000
Amounts processed	(35,247,000)	(32,223,000)

Balance at end of period	$(3,445,000)	$(2,596,000)

7. Inventory
Non-core inventory, Inventory unreturned, Long-term core inventory, and Long-term core inventory deposit is comprised of the following at March 31:

	2010	2009
Non-core inventory
Raw materials	$10,362,000	$9,810,000
Work-in-process	29,000	56,000
Finished goods	22,919,000	19,643,000

	33,310,000	29,509,000
Less allowance for excess and obsolete inventory	(1,763,000)	(1,586,000)

Total	$31,547,000	$27,923,000

Inventory unreturned	$3,924,000	$4,708,000

Long-term core inventory
Used cores held at company’s facilities	$14,491,000	$17,580,000
Used cores expected to be returned by customers	3,350,000	2,799,000
Remanufactured cores held in finished goods	17,955,000	15,536,000
Remanufactured cores held at customers locations	32,878,000	27,501,000

	68,674,000	63,416,000
Less allowance for excess and obsolete inventory	(717,000)	(595,000)

Total	$67,957,000	$62,821,000

Long-term core inventory deposit	$25,768,000	$24,451,000

8. Plant and Equipment
Plant and equipment, at cost, are as follows at March 31:

	2010	2009
Machinery and equipment	$26,044,000	$25,798,000
Office equipment and fixtures	6,043,000	5,499,000
Leasehold improvements	7,035,000	6,187,000

	39,122,000	37,484,000
Less accumulated depreciation and amortization	(26,429,000)	(23,487,000)

Total	$12,693,000	$13,997,000

Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $5,759,000 and $4,967,000 at March 31, 2010 and 2009, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.

9. Capital Lease Obligations
The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2010	2009
Cost	$6,515,000	$7,213,000
Less: accumulated amortization	(4,782,000)	(4,129,000)

Total	$1,733,000	$3,084,000

Future minimum lease payments at March 31, 2010 for the capital leases are as follows:

Year Ending March 31,
2011	$992,000
2012	262,000
2013	153,000
2014	43,000

Total minimum lease payments	1,450,000
Less amount representing interest	(52,000)

Present value of future minimum lease payment	1,398,000
Less current portion	(953,000)

$445,000

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
Assets financed under the agreement had a net book value of $1,517,000. The difference between the financing provided, which was based on the fair market value of the equipment, and the net book value of the equipment financed was accounted for as a deferred gain on the sale-leaseback agreement. The deferred gain is being amortized at a monthly rate of $43,000 over the estimated five year life of the capital lease asset and is accounted for as an offset to general and administrative expenses. At March 31, 2010 and 2009, the deferred gain remaining to be amortized was $319,000 and $843,000, respectively.
10. Debt, Accounts Receivable Discount Programs
The Company’s amended and restated credit agreement, with its bank (the “Old Credit Agreement”) provided the Company with a revolving loan of up to $40,000,000, including obligations under outstanding letters of credit. The Old Credit Agreement, among other things, allowed the Company to borrow under the revolving loan for the purpose of consummating certain permitted acquisitions.
In June 2009, the Company entered into a sixth amendment to the Old Credit Agreement with its bank. This amendment, among other things: (i) created a borrowing reserve in the amount of $7,500,000 reserved by the Company’s bank against the Company’s revolving loan commitment amount and available in the event the receivables from the Company’s largest customer were no longer discounted and (ii) amended certain financial covenants, including the Company’s leverage ratio and EBITDA covenants.
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
In October 2009, the Company entered into a revolving credit and term loan agreement (the “New Credit Agreement”), with its bank and one additional lender (the “Lenders”), which permits the Company to borrow up to $45,000,000 (the “New Credit Facility”). The New Credit Facility is comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. The Company may borrow on a revolving basis up to an amount equal to $35,000,000 minus all outstanding letter of credit obligations minus a borrowing reserve of $7,500,000 (the “Revolving Loan”). The borrowing reserve remains in effect only if the Company is party to a receivable discount program pursuant to which its accounts receivable owed to the Company by its largest customer are being discounted. The term loan is in the principal amount of $10,000,000 (the “Term Loan”).
The New Credit Agreement, among other things, requires the Company to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants.
The Term Loan matures in October 2014 and requires principal payments of $500,000 on a quarterly basis. The first quarterly payment was due on January 4, 2010. The Revolving Loan expires in October 2011 and provides the Company the option to request up to three one-year extensions.
The Lenders hold a security interest in substantially all of the Company’s assets. There was no outstanding balance on the Revolving Loan at March 31, 2010. At March 31, 2009, the balance of the revolving loan under the Old Credit Agreement was $21,600,000. The Company had reserved $1,826,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $1,348,000 reserved for commercial letters of credit as of March 31, 2010. As of March 31, 2010, $31,826,000 was available under the Revolving Loan, and of this, $7,500,000 was reserved for use in the event the Company’s largest customer discontinued its current practice of having the Company’s receivables disounted.
In May 2010, the Company entered into a first amendment to the New Credit Agreement with its Lenders. This amendment provides, among other things, that the borrowing reserve against the Company’s Revolving Loan commitment amount be increased from $7,500,000 to $10,000,000.
The Company was in compliance with all financial covenants under the New Credit Agreement as of March 31, 2010.
The Revolving Loan and the Term Loan bear interest at either the bank’s reference rate plus an applicable margin or a London Interbank Offered Rate (“LIBOR”) rate (which in the case of the Term Loan shall not be lower than 3.75%) plus an applicable margin, as selected by the Company in accordance with the New Credit Agreement. The reference rate is, as further described in the New Credit Agreement, the higher of the bank’s announced base rate and the Federal funds rate plus 1/2 percent. The applicable margins are determined quarterly on a prospective basis as set forth below:

Leverage Ratio	Applicable LIBOR Margin	Applicable Reference Rate Margin
Less than 1.5:1.0	275 basis points	150 basis points
Greater than or equal to 1.5:1.0	300 basis points	175 basis points
The Company has established receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $85,592,000 and $72,299,000 for the years ended March 31, 2010 and 2009, respectively, by a weighted average of 334 days and 341 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during each of the years ended March 31, 2010 and 2009 was 4.5%. The amount of the discount on these receivables, $3,599,000 and $3,089,000 for the years ended March 31, 2010 and 2009, respectively, was recorded as interest expense. In September 2009, one of these customers reinstated the use of its receivable discount program which had been previously suspended in May 2008.

11. Financial Risk Management and Derivatives
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
The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $6,159,000 and $7,224,000 at March 31, 2010 and 2009, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.
The following table shows the effect of the Company’s derivative instruments on its Consolidated Statement of Income:

Amount of (Gain) Loss
	Location of (Gain) Loss	Recognized in Income on Derivatives
Derivatives Not Designated as Hedging	Recognized in Income	Years Ended
Instruments under Statement 133	on Derivatives	March 31, 2010	March 31, 2009
Forward foreign currency exchange contracts	General and administrative expenses	$(1,565,000)	$1,194,000
The fair value of the forward foreign currency exchange contracts of $517,000 is included in prepaid expenses and other current assets in the Consolidated Balance Sheet at March 31, 2010. The fair value of the forward foreign currency exchange contracts of ($1,048,000) is included in other current liabilities in the Consolidated Balance Sheet at March 31, 2009.
12. Fair Value Measurements
The Company adopted the guidance related to fair value measurements on April 1, 2008. The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-tier valuation hierarchy based upon observable and unobservable inputs:
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
The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2010 and 2009, according to the valuation techniques we used to determine their fair values.

	March 31, 2010				March 31, 2009
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Cash	$207,000	$207,000	—	—	—	—	—	—
Mutual funds	244,000	244,000	—	—	$335,000	$335,000	—	—
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	517,000	—	$517,000	—	—	—	—	—

Liabilities
Other current liabilities
Deferred compensation	451,000	451,000	—	—	335,000	335,000	—	—
Forward foreign currency exchange contracts	—	—	—	—	1,048,000	—	$1,048,000	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in cash and mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the fiscal years ended March 31, 2010 and 2009, a gain of $1,565,000 and a loss of $1,194,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.
Disclosures for non-financial assets and non-financial liabilities that are measured at fair value, but recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the fiscal year ended March 31, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the Revolving Loan, Term Loan, and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.
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

At March 31, 2010, the remaining future minimum rental payments under the above operating leases are as follows:

Year Ending March 31,
2011	$2,779,000
2012	2,597,000
2013	1,582,000
2014	1,606,000
2015	1,639,000
Thereafter	1,520,000

Total minimum lease payments	$11,723,000

During fiscal years 2010, 2009 and 2008, the Company incurred total operating lease expenses of $2,783,000, $2,792,000 and $3,309,000, respectively.
Commitments to Provide Marketing Allowances under Long-Term Customer Contracts
The Company has or is renegotiating long-term agreements with many of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for the Company’s designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing standards related to fulfillment, price, and quality. The Company’s contracts with major customers expire at various dates through March 2019.
The Company typically grants its customers marketing allowances in connection with these customers’ purchase of goods. The Company records the cost of all marketing allowances provided to its customers. Such allowances include sales incentives and concessions and typically consist of: (i) allowances which may only be applied against future purchases and are recorded as a reduction to revenues in accordance with a schedule set forth in the long-term contract, (ii) allowances related to a single exchange of product that are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered, and (iii) allowances that are made in connection with the purchase of inventory from a customer.

The following table presents the breakout of allowances discussed above, recorded as a reduction to revenues in the years ended March 31:

	Years Ended March 31,
	2010	2009	2008
Allowances incurred under long-term customer contracts	$13,278,000	$9,002,000	$11,780,000
Allowances related to a single exchange of product	14,162,000	11,725,000	10,427,000
Allowances related to core inventory purchase obligations	486,000	2,681,000	2,532,000

Total customer allowances recorded as a reduction of revenues	$27,926,000	$23,408,000	$24,739,000

The following table presents the commitments to incur allowances which will be recognized as a charge against revenue, and customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term customer contracts:

Year Ending March 31,
2011	$13,543,000
2012	6,171,000
2013	4,078,000
2014	3,964,000
2015	3,365,000
Thereafter	10,423,000

Total marketing allowances	$41,544,000

In March 2005, the Company entered into an agreement with a major customer. As part of this agreement, the Company’s designation as this customer’s exclusive supplier of remanufactured imported alternators and starters was extended from February 28, 2008 to December 31, 2012. In addition to customary marketing allowances, the Company agreed to acquire the customer’s import alternator and starter Remanufactured Core inventory. The customer was obligated to purchase the Remanufactured or Used Cores in the customer’s inventory upon termination of the agreement for any reason. The Company established a long-term core inventory deposit account for the value of the Remanufactured Core inventory estimated to be on hand with the customer. In January 2010, as a result of the acquisition of this customer by another of the Company’s major customers this agreement was terminated. However, this agreement was replaced by an agreement with the acquiring customer. As part of this new agreement, the Company was designated as the acquiring customer’s primary supplier of remanufactured import alternators and starters. The obligation to purchase the Remanufactured or Used Cores upon termination of the old agreement was transferred to the acquiring customer under the new agreement.
In the fourth quarter of fiscal 2005, the Company entered into a five-year agreement with one of the world’s largest automobile manufacturers to supply this manufacturer with a new line of remanufactured alternators and starters for the United States and Canadian markets. The Company expanded its operations and built-up its inventory to meet the requirements of this contract and incurred certain transition costs associated with this build-up. As part of the agreement, the Company also agreed to grant this customer $6,000,000 of credits that are issued as sales to this customer are made. Of the total credits, $3,600,000 was issued during fiscal 2006 and $600,000 was issued in the each of the second quarters of fiscal 2007, 2008, 2009, and 2010. The agreement also contains other typical provisions, such as performance, quality and fulfillment requirements that the Company must meet, a requirement that the Company provide marketing support to this customer and a provision (standard in this manufacturer’s vendor agreements) granting the customer the right to terminate the agreement at any time for any reason. In December 2009, this agreement was extended for an additional two-year period to December 2012.
In July 2006, the Company entered into an agreement with a customer to become this customer’s primary supplier of alternators and starters. This agreement was amended in January 2008 to extend the contract period through January 31, 2011. As part of this amendment, the Company also agreed to accelerate $2,300,000 of promotional allowances provided under this agreement. These promotional allowances otherwise would have been earned by the customer during the fourth quarter of fiscal 2008 and the first quarter of fiscal 2009.
Workers Compensation Insurance
Effective January 1, 2007 through the current fiscal year, the Company’s workers compensation insurance policy has been written on a guaranteed cost basis (first dollar payment of claims with no deductibles). For each of the five years prior to January 1, 2007, the Company purchased workers compensation insurance on a large deductible plan. The Company was, and still is, liable for the first $250,000 of each claim until all claims are settled (essentially self-insured). The Company records an estimate of its liability for the self-insured portion of its workers’ compensation policy by including an estimate of the total claims incurred and reported as well as an estimate of incurred, but not reported, claims by applying the Company’s historical claims development factor to its estimate of incurred and reported claims.
14. Major Customers and Suppliers
The Company’s four largest customers accounted for the following total percentage of net sales and accounts receivable—trade:

	Years Ended March 31,
Sales	2010	2009	2008
Customer A	44%	49%	53%
Customer B (1)	24%	23%	20%
Customer C	8%	10%	9%
Customer D	9%	10%	12%

Accounts receivable - trade	2010	2009
Customer A	24%	18%
Customer B (1)	15%	47%
Customer C	31%	25%
Customer D	4%	3%

(1)	One of the Company’s largest customers was acquired by another of the Company’s largest customers. Therefore, the percentage of net sales for the years ended March 31, 2009 and 2008 and the percentage of accounts receivable — trade as of March 31, 2009 attributable to Customer B include the combined net sales and accounts receivable — trade of these customers.
For the years ended March 31, 2010, 2009 and 2008, one supplier provided approximately 29%, 25% and 20% of the raw materials purchased, respectively. No other supplier accounted for more than 10% of the Company’s purchases.

15. Income Taxes
The income tax expense (benefit) for the years ended March 31 is as follows:

	Years Ended March 31,
	2010	2009	2008
Current tax expense (benefit)
Federal	$4,203,000	$2,831,000	$2,574,000
State	1,121,000	1,260,000	(32,000)
Foreign	161,000	561,000	356,000

Total current tax expense	5,485,000	4,652,000	2,898,000

Deferred tax expense (benefit)
Federal	(117,000)	(1,149,000)	(708,000)
State	109,000	(914,000)	506,000
Foreign	(195,000)	—	—

Total deferred tax benefit	(203,000)	(2,063,000)	(202,000)

Total income tax expense	$5,282,000	$2,589,000	$2,696,000

Deferred income taxes consist of the following at March 31:

	2010	2009
Assets
Net operating loss carry-forwards	$204,000	$242,000
Accounts receivable valuation	2,719,000	2,404,000
Right of return reserve	815,000	427,000
Estimate for returns	1,063,000	1,109,000
Allowance for customer incentives	642,000	505,000
Inventory obsolescence reserve	989,000	866,000
Inventory capitalization	322,000	366,000
Vacation pay	208,000	215,000
Deferred compensation	180,000	133,000
Accrued bonus	158,000	596,000
Stock options	1,282,000	1,223,000
Intangible amortization	450,000	908,000
Deferred core revenue	798,000	1,108,000
Claims payable	618,000	485,000
Deferred state tax	375,000	—
Other	667,000	676,000

Total deferred tax assets	$11,490,000	$11,263,000

Liabilities
Deferred state tax	$—	$(30,000)
Prepaid expenses	(586,000)	(366,000)
Accelerated depreciation	(1,135,000)	(1,363,000)
Prepaid insurance	(239,000)	(238,000)
Other	(188,000)	—

Total deferred tax liabilities	$(2,148,000)	$(1,997,000)

Net deferred tax assets	$9,342,000	$9,266,000

Net current deferred income tax asset	$8,391,000	$8,277,000
Net long-term deferred income tax assets	951,000	989,000

Total	$9,342,000	$9,266,000

At March 31, 2010, the Company had no federal net operating loss carryforwards, and approximately $3,500,000 of state net operating loss carryforwards. The utilization of these net operating loss carryforwards may be limited in a given year. The state net operating loss carryforwards expire between 2018 and 2022.
Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets.
For the year ended March 31, 2010, 2009, and 2008, the primary components of the Company’s income tax provision were (i) the current liability due to federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset.
The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2010	2009	2008
Statutory federal income tax rate	34%	34%	34%
State income tax rate, net of federal benefit	5%	4%	4%
Foreign income taxed at different rates	(5)%	(1)%	(2)%
Other income tax	1%	3%	1%

	35%	40%	37%

During the current fiscal year, the Company recognized a decrease of $214,000 in the liability for unrecognized tax benefits.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2010, the Internal Revenue Service (“IRS”) had an ongoing tax examination of the federal tax returns for the fiscal year ended March 31, 2007. The opening meeting was held on September 15, 2009. In November 2009, the IRS expanded its ongoing tax examination of the federal tax returns to include the fiscal year ended March 31, 2008. In May 2010, the IRS concluded its examination of the Company’s federal income tax returns for the fiscal 2007 and 2008 tax years. The IRS required no changes to the Company’s tax returns for those fiscal years as filed.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows at March 31:

	2010	2009	2008
Balance at beginning of period	$925,000	$663,000	$—
Additions based on tax positions related to the current year	27,000	287,000	431,000
Additions for tax positions of prior year	—	10,000	232,000
Reductions for tax positions of prior year	(241,000)	(35,000)	—
Settlements	—	—	—

Balance at end of period	$711,000	$925,000	$663,000

The total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $368,000 as of March 31, 2010.
Included in the balance at March 31, 2010, are $343,000 of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.
Due to the recent completion of a federal tax examination, the Company expects the amount of unrecognized tax benefits to significantly decrease in the next 12 months. This decrease of $450,000 to $525,000 will have a significant positive impact on the Company’s effective tax rates, results of operations and the financial positions of the Company during that period.
The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense, which amounted to $6,000, $7,000 and $55,000 during the years ended March 31, 2010, 2009 and 2008, respectively.
16. Defined Contribution Plan
The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $88,000, $93,000 and $77,000 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.
17. Stock Options
In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2010 and 2009, options to purchase 406,350 and 475,350 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.
At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of March 31, 2010 and 2009, options to purchase 1,051,984 and 1,097,734 shares of common stock, respectively, were outstanding under the Incentive Plan and options to purchase 109,600 and 63,850 shares of common stock, respectively, were available for grant.
In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”).which provides for the granting of options to non-employee directors. At the Company’s Annual Meeting of Shareholders held on February 25, 2010, the Company’s shareholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for grant under the 2004 Plan from 175,000 to 275,000. As of March 31, 2010 and 2009, options to purchase 170,000 and 158,000 shares of common stock, respectively, were issued, and 105,000 and 17,000 shares of common stock were available for grant.
The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

A summary of stock option transactions follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at March 31, 2007	1,688,067	$8.29
Granted	58,000	$11.59
Exercised	(55,524)	$4.71
Cancelled	(29,084)	$10.64

Outstanding at March 31, 2008	1,661,459	$8.47
Granted	84,000	$5.83
Exercised	—	$—
Cancelled	(14,375)	$12.13

Outstanding at March 31, 2009	1,731,084	$8.32
Granted	12,000	$4.76
Exercised	(64,000)	$2.40
Cancelled	(50,750)	$10.69

Outstanding at March 31, 2010	1,628,334	$8.45

Based on the market value of the Company’s common stock at March 31, 2010, 2009 and 2008, the pre-tax intrinsic value of options exercised was $262,000, $0 and $87,000, respectively.
The followings table summarizes information about the options outstanding at March 31, 2010:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average	Aggregate
Range of		Exercise	Life	Intrinsic		Exercise	Intrinsic
Exercise price	Shares	Price	In Years	Value	Shares	Price	Value

$1.100 to $1.800	18,750	$1.26	1.30	$98,250	18,750	$1.26	$98,250
$2.160 to $3.600	292,600	2.78	2.16	1,088,472	292,600	2.78	1,088,472
$4.170 to $6.345	169,000	5.86	5.75	108,160	142,332	6.00	71,166
$7.270 to $9.270	372,900	8.74	4.56	—	364,566	8.78	—
$9.650 to $11.813	369,084	10.19	5.81	—	363,750	10.17	—
$11.900 to $13.800	400,000	12.05	6.38	—	400,000	12.05	—
$14.500 to $18.375	6,000	$14.50	6.66	—	6,000	$14.50	—

	1,628,334			$1,294,882	1,587,998		$1,257,888

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2010 based on the Company’s closing stock price of $6.50 as of that date.
Options to purchase 1,587,998, 1,637,082 and 1,463,123 shares of common stock were exercisable as of March 31, 2010, 2009 and 2008, respectively. The weighted average exercise price of options exercisable was $8.50, $8.31 and $8.02 as of March 31, 2010, 2009 and 2008, respectively.

A summary of changes in the status of non-vested stock options during the fiscal year ended March 31, 2010 is presented below.

		Weighted Average Grant
	Number of Shares	Date Fair Value
Non-vested at March 31, 2009	94,002	$2.98
Granted	12,000	$1.89
Vested	(65,666)	$3.42

Non-vested at March 31, 2010	40,336	$1.95

Effective April 1, 2006, the Company began using the modified prospective application method of transition for all its stock-based compensation plans. The Company did not modify the terms of any previously granted options in anticipation of the adoption of this guidance. At March 31, 2010, there was $36,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 0.58 years.
18. Shareholders’ Equity Transactions
Equity Transaction
In May 2007, the Company completed the sale of 3,641,909 shares of its common stock at a price of $11.00 per share and warrants to purchase up to 546,283 shares of its common stock at an exercise price of $15.00 per share. This sale was made through a private placement to accredited investors. The warrants are callable by the Company if, among other things, the volume weighted average trading price of the Company’s common stock as quoted by Bloomberg L.P. is greater than $22.50 for 10 consecutive trading days. The fair value of the warrants at the date of grant was estimated to be approximately $4.44 per warrant using the Black-Scholes pricing model. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 40.01%; risk-free interest rate of 4.5766%; and an expected life of five years.
Share Repurchase Program
In March 2010, the Company’s Board of Directors authorized a share repurchase program of up to $5,000,000 of the Company’s outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which the Company can repurchase shares under this program. The Company made no share repurchases during fiscal 2010.
19. Litigation
The Company is subject to various lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.
20. Related Party Transactions
The Company has arrangements or entered into agreements with three members of its Board of Directors, Messrs. Mel Marks, Philip Gay and Selwyn Joffe.
In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is currently paid an annual consulting fee of $350,000 per year. Mr. Marks was paid $350,000 in fiscal 2010, 2009 and 2008. The Company can terminate this arrangement at any time.
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
Before the amendment, Mr. Joffe had the right to terminate his employment upon a change of control and receive his salary and benefits through March 31, 2006. Under the amendment, upon a change of control (which has been redefined pursuant to the amendment), Mr. Joffe will be entitled to a sale bonus equal to the sum of (i) two times his base salary plus (ii) two times his average bonus earned for the two years immediately prior to the change of control. The amendment also grants Mr. Joffe the right to terminate his employment with effect on or after the one year anniversary of a change of control and to then receive salary and benefits for a one-year period following such termination plus a bonus equal to the average bonus Mr. Joffe earned during the two years immediately prior to his voluntary termination.
If Mr. Joffe is terminated without cause or resigns for good reason (as defined in the amendment), the Company must pay Mr. Joffe (i) his base salary, (ii) his average bonus earned for the two years immediately prior to termination (or, if such termination occurs within the first three months of the Company’s fiscal year, for the second and third years preceding the year in which such termination occurs), and (iii) all other benefits payable to Mr. Joffe pursuant to the employment agreement, as amended, through the later of two years after the date of termination of employment or March 31, 2008. Under the amendment, Mr. Joffe is also entitled to an additional “gross-up” payment to offset the excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Code) to be made to him upon a change of control. The amendment has redefined the term “for cause” to apply only to misconduct in connection with Mr. Joffe’s performance of his duties. Pursuant to the amendment, any options that have been or may be granted to Mr. Joffe will fully vest upon a change of control and be exercisable for a two-year period following the change of control, and Mr. Joffe agreed to waive the right he previously had under the employment agreement to require the Company to purchase his option shares and any underlying options if his employment were terminated for any reason. The amendment further provides that Mr. Joffe’s agreement not to compete with the Company terminates at the end of his employment term.
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

During the year ended March 31, 2010, the Company paid Houlihan Lokey Howard & Zukin Capital, Inc. $8,200 for reimbursement of out-of-pocket expenses. During the year ended March 31, 2009, the Company paid Houlihan Lokey Howeard & Zukin Capital, Inc. a $110,000 retainer for services and reimbursement of other out-of-pocket expenses. Scott J. Adelson, a member of the Company’s Board of Directors, is a Senior Managing Director for Houlihan Lokey Howard & Zukin Capital, Inc.
21. Unaudited Quarterly Financial Data
The following table summarizes selected quarterly financial data for the fiscal year ended March 31, 2010:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$32,690,000	$39,437,000	$36,482,000	$38,616,000
Cost of goods sold	25,519,000	28,621,000	25,605,000	26,153,000

Gross profit	7,171,000	10,816,000	10,877,000	12,463,000
Total operating expenses	4,118,000	5,522,000	5,704,000	7,676,000

Operating income	3,053,000	5,294,000	5,173,000	4,787,000
Gain on acquisition	—	(1,331,000)	—	—
Interest expense	996,000	974,000	1,776,000	964,000
Income tax expense	862,000	2,216,000	1,252,000	952,000

Net income	$1,195,000	$3,435,000	$2,145,000	$2,871,000

Basic net income per share	$0.10	$0.29	$0.18	$0.24

Diluted net income per share	$0.10	$0.28	$0.18	$0.24

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2009:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Net sales	$32,705,000	$36,437,000	$35,802,000	$29,922,000
Cost of goods sold	21,225,000	24,531,000	25,672,000	23,891,000

Gross profit	11,480,000	11,906,000	10,130,000	6,031,000
Total operating expenses	5,676,000	6,897,000	9,621,000	6,711,000

Operating income (loss)	5,804,000	5,009,000	509,000	(680,000)
Interest expense — net	818,000	1,148,000	1,203,000	1,027,000
Income tax expense (benefit)	1,954,000	1,541,000	(380,000)	(526,000)

Net income (loss)	$3,032,000	$2,320,000	$(314,000)	$(1,181,000)

Basic net income (loss) per share	$0.25	$0.19	$(0.03)	$(0.10)

Diluted net income (loss) per share	$0.25	$0.19	$(0.03)	$(0.10)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

		Balance at	Charge to		Balance at
Years Endeded		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	written off	period
2010	Allowance for doubtful accounts	$243,000	$898,000	$—	$1,141,000
2009	Allowance for doubtful accounts	$18,000	$225,000	$—	$243,000
2008	Allowance for doubtful accounts	$18,000	$124,000	$124,000	$18,000
Accounts Receivable — Allowance for customer-payment discrepancies

			Charge to
		Balance at	(recovery of)		Balance at
Years Endeded		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	Processed	period
2010	Allowance for customer-payment discrepancies	$681,000	$182,000	$310,000	$553,000
2009	Allowance for customer-payment discrepancies	$492,000	$915,000	$726,000	$681,000
2008	Allowance for customer-payment discrepancies	$823,000	$(294,000)	$37,000	$492,000
Inventory — Allowance for excess and obsolete inventory

			Provision for
		Balance at	excess and		Balance at
Years Endeded		beginning of	obsolete	Amounts	end of
March 31,	Description	period	inventory	written off	period
2010	Allowance for excess and obsolete inventory	$2,181,000	$878,000	$579,000	$2,480,000
2009	Allowance for excess and obsolete inventory	$2,762,000	$36,000	$617,000	$2,181,000
2008	Allowance for excess and obsolete inventory	$2,093,000	$1,017,000	$348,000	$2,762,000

S-1