Form 10-K/A
period 2010-03-31
MOTORCAR PARTS AMERICA INC
filed 2010-07-29
CIK 918251

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
There were 12,052,271 shares of common stock outstanding as of July 23, 2010.

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, that was previously filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2010 (the “Original Filing”). We are filing this Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we will be filing our definitive proxy statement later than 120 days after the end of our fiscal year ended March 31, 2010.
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

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Our directors, their ages and present positions with us as of July 23, 2010 are as follows:

Name	Age	Position with the Company
Selwyn Joffe	52	Chairman of the Board of Directors, President and Chief Executive Officer
Mel Marks	82	Director and Consultant
Scott J. Adelson	49	Director
Rudolph J. Borneo	69	Director, Chairman of the Compensation Committee and member of the Ethics and Nominating and Corporate Governance Committees
Philip Gay	52	Director, Chairman of the Audit Committee and Ethics Committee, and member of the Compensation and Nominating and Corporate Governance Committees
Duane Miller	63	Director, member of the Audit, Compensation, Ethics and Nominating and Corporate Governance Committees
Jeffrey Mirvis	46	Director, member of the Compensation Committee
Selwyn Joffe has been our Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. He has been a director of our company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and Chief Executive Officer of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and Chief Executive Officer of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, Inc., a roll-up of amusement parks and served as its President and Chief Operating Officer until August 2000. Prior to the founding of Palace Entertainment, Inc., Mr. Joffe was the President and Chief Executive Officer of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the bar of the State of Georgia as well as a Certified Public Accountant. As our most senior executive, Mr. Joffe provides the Board of Directors with insight into our business operations, management and opportunities. His history with our company and industry experience have led the Board of Directors to conclude that he should serve as a director of our company.
Mel Marks founded our company in 1968. Mr. Marks served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding our company, Mr. Marks was employed for over 20 years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to serve as a consultant and director to us since July 1999. Mr. Marks’s 42 year history with our company in addition to his wealth of industry knowledge and experience have led the Board of Directors to conclude that he should serve as a director of our company.
Scott J. Adelson joined our Board of Directors on April 11, 2008. Mr. Adelson is also a director of QAD Inc., a public software company, since April 2006. Mr. Adelson is a Senior Managing Director and Global Co-Head of Corporate Finance for Houlihan Lokey, a leading international investment bank. During his 20 plus years with the firm, Mr. Adelson has helped advise hundreds of companies on a diverse and in-depth variety of corporate finance issues, including mergers and acquisitions. Mr. Adelson has written extensively on a number of corporate finance and securities valuation subjects. He is an active member of Board of Directors of various middle-market businesses as well as several recognized non-profit organizations, such as the USC Entrepreneur Program. Mr. Adelson holds a bachelor degree from the University of Southern California and a Master of Business Administration degree from the University of Chicago, Graduate School of Business. Mr. Adelson’s broad business skills and experience, leadership expertise, knowledge of complex global business and financial matters have led the Board of Directors to conclude that he should serve as a director of our company.
Rudolph J. Borneo joined our Board of Directors on November 30, 2004. Mr. Borneo retired from R.H. Macy’s, Inc. on March 31, 2009. At the time of his retirement, his position was Vice Chairman and Director of Stores of Macy’s West, a division of R.H. Macy’s, Inc. Mr. Borneo served as President of Macy’s California from 1989 to 1992 and President of R.H. Macy’s West from 1992 until his appointment as Vice Chairman and Director of Stores in February 1995. In addition, Mr. Borneo is currently a director of Grill Concepts, Inc. and a member of the Board of Trustees of Monmouth University. Mr. Borneo is the Chairman of our Compensation Committee and a member of our Audit, Ethics and Nominating and Corporate Governance Committees. Mr. Borneo’s extensive experience in management of employees, organizational management, general business and retail knowledge and financial literacy have led the Board of Directors to conclude that he should serve as a director of our company.
Philip Gay joined our Board of Directors on November 30, 2004. He chairs our Audit and Ethics Committees and is a member of our Compensation and Nominating and Corporate Governance Committees. Until June 2010, Mr. Gay served as President, Chief Executive Officer and a Director of Grill Concepts, Inc., a company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 until he joined Grill Concepts, Inc. in June 2004, Mr. Gay served as Managing Director of Triple Enterprises, a business advisory firm that assisted mid-cap sized companies with financing, mergers and acquisitions, franchising and strategic planning. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he has served as chief financial officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996), and he has held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay’s leadership experience, general business knowledge, financial literacy and expertise, accounting skills and competency and overall financial acumen have led the Board of Directors to conclude that he should serve as a director of our company.
Duane Miller joined our Board of Directors on June 5, 2008. Mr. Miller is currently employed by the Genesee County Regional Chamber of Commerce as Executive Vice President. Prior to joining the Genesee County Regional Chamber of Commerce, he was employed by the City of Flint, Michigan, as the Director of Government Operations, from February 2009 to August 2009. Mr. Miller retired from General Motors Corporation in April 2008 after 37 years of service. At the time of his retirement, Mr. Miller served as executive director, GM Service and Parts Operations (“SPO”) Field Operations where he was responsible for all SPO field activities, running GM Parts (original equipment), AC Delco (after-market) and GM Accessories business channels, as well as SPO’s Global Independent Aftermarket. Mr. Miller served on the Board of Directors of OEConnection, an automotive ecommerce organization focused on applying technology to provide supply chain solutions and analysis. He currently serves on the Boards of Directors of McLaren Hospital in Genesee County, Michigan and the Flint/Genesee County Convention and Visitor’s Bureau. His experience also includes serving on the Board of Directors of the Urban League of Flint, Michigan, and the Boys and Girls Club of Flint, Michigan. Mr. Miller earned a Bachelor of Science degree in marketing from Western Michigan University, and attended the Executive Development Program at the University of California Berkeley Haas School of Business. Mr. Miller is a member of our Audit, Compensation, Ethics and Nominating and Corporate Governance Committees. Mr. Miller’s significant experience with the automotive parts industry, combined with his organizational, management and business understanding, have led the Board of Directors to conclude that he should serve as a director of our company.
Jeffrey Mirvis joined our Board of Directors on February 3, 2009. Mr. Mirvis is currently the chief executive officer of MGT Industries, Inc. (“MGT”), a privately held apparel company based in Los Angeles. As chief executive officer of MGT, Mr. Mirvis successfully moved all production and sourcing to Asia. During his ten-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MGT in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the Union Bank of California’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He currently serves as treasurer and a board member of Wildwood School in Los Angeles, and has been a member of the board of the Jewish Federation in Los Angeles. Mr. Mirvis is a member of our Compensation Committee. Mr. Mirvis’ international business experience, operational and production expertise, leadership experience and organizational management have led the Board of Directors to conclude he should serve as a director of our company.
Our directors will hold office until the next annual meeting of shareholders, or until their successors are elected and qualified.
Corporate Governance, Board of Directors and Committees of the Board of Directors
Board Independence. Each of Duane Miller, Jeffrey Mirvis, Philip Gay, and Rudolph J. Borneo are independent within the meaning of the applicable SEC rules and the NASDAQ listing standards.
Board Leadership Structure. The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board of Directors believes it is in the best interests of our company to make that determination based on the position and direction of our company and the membership of the Board of Directors. The roles of Chairman of the Board and Chief Executive Officer are currently held by the same person, Selwyn Joffe. The Board of Directors believes that Mr. Joffe’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of our company and its stockholders. Mr. Joffe possess detailed and in-depth knowledge of the issues, opportunities and challenges facing our company and its business and is in the best position to develop agendas that ensure that our Board of Directors’ time and attention are focused on the most critical matters. We believe that our company has been well served by this model because the combined role of Chairman of the Board and Chief Executive Officer has ensured that our directors and senior management act with a common purpose and in the best interest of our company. This model enhances our ability to communicate clearly and consistently with our stockholders, employees, customers and suppliers. Although we have not designated a “lead director,” our Chairman of the Board works closely with the chairs of each of our committees on a variety of matters and our other directors, and all of our committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards.
Board’s Role in Risk Oversight. Our Board of Directors as a whole has responsibility for risk oversight, with certain categories of risk being reviewed by particular committees of the Board of Directors, which report to the full Board of Directors as needed. The Audit Committee reviews the financial risks, including internal control, audit, financial reporting and disclosure matters, by discussing these risks with management and our internal and external auditors. The Compensation Committee reviews risks relating to our executive compensation plans and arrangements. The Nominating and Corporate Governance Committee reviews risks related to our governance structure and processes and risks arising from related person transactions. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed about such risks.
Audit Committee. The current members of our Audit Committee are Philip Gay, Rudolph Borneo and Duane Miller, with Mr. Gay serving as chairman. Our Board of Directors has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met four times in fiscal 2010.
Compensation Committee. The current members of our Compensation Committee are Rudolph Borneo, Philip Gay, Duane Miller and Jeffrey Mirvis, with Mr. Borneo serving as chairman. The Compensation Committee is responsible for developing our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making determinations concerning the salary, bonuses and stock options to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee Interlocks and Insider Participation”. The Compensation Committee met once in fiscal 2010.

Ethics Committee. The current members of our Ethics Committee are Philip Gay, who serves as Chairman, Rudolph Borneo and Duane Miller. The Ethics Committee is responsible for implementing our Code of Business Conduct and Ethics. No issues arose which required our Ethics Committee to meet in fiscal 2010.
Nominating and Corporate Governance Committee. We formed a Nominating and Corporate Governance Committee in June 2006. The current members of our Nominating and Corporate Governance Committee are Rudolph Borneo, Philip Gay and Duane Miller. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Our Nominating and Corporate Governance Committee is responsible for nominating candidates to our Board of Directors. Our Nominating and Corporate Governance Committee did not meet in fiscal 2010.
In evaluating potential director nominees, including those identified by shareholders, for recommendation to our Board of Directors, our Nominating and Corporate Governance Committee seeks individuals with talent, ability and experience from a wide variety of backgrounds to provide a diverse spectrum of experience and expertise relevant to a diversified business enterprise such as ours. Our company does not maintain a separate policy regarding the diversity of its board members. However, the Nominating and Corporate Governance Committee considers individuals with diverse and varied professional and other experiences for membership. A candidate should represent the interests of all shareholders, and not those of a special interest group, have a reputation for integrity and be willing to make a significant commitment to fulfilling the duties of a director. Our Nominating and Corporate Governance Committee will screen and evaluate all recommended director nominees based on the criteria set forth above, as well as other relevant considerations. Our Nominating and Corporate Governance Committee will retain full discretion in considering its nomination recommendations to our Board of Directors.
Information about our non-director executive officers and significant employees
Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our company, are as follows:

Name	Age	Position with the Company
Kevin Daly	51	Chief Accounting Officer
Steve Kratz	55	Chief Operating Officer
David Lee	40	Chief Financial Officer
Tom Stricker	57	Vice President, Sales
Michael Umansky	69	Vice President, Secretary and General Counsel
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
Steve Kratz, has been our Chief Operating Officer since May 2007. Prior to this, Mr. Kratz served as our Vice President-QA/Engineering since 2001. Mr. Kratz joined our company in April 1988. Before joining us, Mr. Kratz was the General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts. In addition to serving as our Chief Operating Officer, Mr. Kratz heads our quality assurance, research and development, engineering and information technology departments.
David Lee has been our Chief Financial Officer since February 2008. Prior to this, Mr. Lee served as our Vice President of Finance and Strategic Planning since January 2006, focusing primarily on financial management and strategic planning. Mr. Lee joined us in February 2005 as a Director of Finance and Strategic Planning. His primary responsibilities as Chief Financial Officer are treasury, budgeting and financial management. From August 2002 until he joined us in 2005, he served as corporate controller of Palace Entertainment, Inc., an amusement and water park organization. Prior to this, Mr. Lee held various corporate controller and finance positions for several domestic companies and served in the audit department of Deloitte LLP (formerly known as Deloitte & Touche LLP). Mr. Lee is a Certified Public Accountant. Mr. Lee earned his Bachelor of Arts degree in economics from the University of California, San Diego, and a Masters in Business Administration degree from the University of California Los Angeles Anderson School of Management.
Tom Stricker, our Vice President, Sales, has been with our company since 1989. As Vice President, Sales, Mr. Stricker oversees all domestic and international sales.
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
There are no family relationships among our directors or named executive officers. There are no material proceedings to which any of our directors or executive officers or any of their associates, is a party adverse to us or any of our subsidiaries, or has a material interest adverse to us or any of our subsidiaries. To our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding during the last ten years (excluding traffic violations or similar misdemeanors), and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last ten years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 2010.
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
Item 11. Executive Compensation
Compensation Discussion and Analysis
The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2010 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.
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
Stock Option Program. Equity awards are an integral part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing shareholder value over time. We have historically elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives. Although we have not adopted formal stock ownership guidelines, our named directors and executive officers currently hold a significant portion of our fully-diluted common stock, substantially through the ownership of stock options. In addition, our named directors and executive officers purchased approximately 0.8% of our common stock during fiscal 2010. In determining the number of stock options to be granted to executives, we historically have taken into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the value of the stock options in relation to other elements of the individual executive’s total compensation. Currently, a substantial percentage of our outstanding options have exercise prices that are significantly above the current market price of our stock. Due to the limited number of shares of our common stock available for grant of Incentive Awards under our 2003 Long-Term Incentive Plan, we have not utilized equity awards in our executive compensation decisions for fiscal 2010 performance. The Compensation Committee is reviewing possible alternatives for re-establishing this component of our overall executive compensation program.
Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan, and we make matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Contributions for fiscal 2010 and year-end account balances for those executive officers can be found in the Non-Qualified Deferred Compensation table.
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
Determining Goals. Prior to the beginning of each fiscal year, senior executives and department heads meet and establish the Objective Goals Strategies and Measures (the “OGSM”) for our company. The OGSM sets forth performance goals for each department of our company and certain employees for the upcoming fiscal year. The OGSM provides a basis for developing a base financial operating plan for the upcoming fiscal year. The OGSM and base financial operating plan are reviewed and approved by our Board of Directors.
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
Our general policy for setting base salaries of our named executive officers (the “Senior Executives”) is to only increase such salaries in the case of promotions or significant increases to an officer’s duties and responsibilities. Such increases to base salaries are reviewed by the Compensation Committee on a case-by-case basis. The salary increases reflected in our Summary Compensation Table below reflect: (i) promotional job changes that occurred in fiscal 2008 and 2009; (ii) an adjustment to Steve Kratz’s base salary in fiscal 2010 to provide for internal parity of salaries between him and other executives in our company; and (iii) increased responsibilities assigned to Doug Schooner in fiscal 2010 requiring him to spend more time at our Tijuana facility. In making such determinations regarding base salaries for the Senior Executives, we take into account such factors as: the Senior Executive’s scope of responsibilities and level of experience; salary data for comparable positions at the peer group companies based on reports of our outside consultant and salary survey data provided by our outside consultant; and internal equity of salaries of individuals in comparable positions at our company.
At the end of the fiscal year, department heads assess their progress against the OGSM and base financial operating plan and evaluate their results. These self-assessments are reviewed by the Chief Executive Officer who then undertakes his own evaluation of the executives’ performance. This involves a two-step process whereby the Chief Executive Officer evaluates: (i) our company’s actual financial performance against the budget, taking into account events that may be beyond the control of any given Senior Executive’s performance initiatives and (ii) each Senior Executive’s performance against his OGSM goals. Performance is evaluated in a non-formulaic manner with no specific weighting given to the performance measures. The Chief Executive Officer considers both the financial performance of our company and individual performance relative to each performance goal of the Senior Executives to develop bonus recommendations for each Senior Executive guided by the framework of our compensation consultant’s most recent review.
The Compensation Committee reviews the performance evaluations of the Senior Executives and assesses the specific OGSM goals and execution of such goals for each Senior Executive. The Chief Executive Officer then presents his bonus recommendations for the Senior Executives to the Compensation Committee. The Compensation Committee then decides whether to approve or adjust these bonus recommendations. The Compensation Committee evaluates all of the factors considered by the Chief Executive Officer and reviews the compensation summaries for each Senior Executive, including base salary, bonus, equity awards (if any), deferred compensation benefits and other benefits. In determining specific components of compensation, the Compensation Committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements. These measures are evaluated in a non-formulaic manner with no specific weighting given to any specific objectives that the executives were tasked with performing. Based on its review and evaluation, the Compensation Committee makes the final determination of the annual bonuses to be paid to the Senior Executives and reports its decisions to the entire Board of Directors.
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
Determining Chief Executive Officer Compensation.
The Compensation Committee is responsible for evaluating the performance of Mr. Joffe, our Chief Executive Officer, and setting his annual compensation. In determining these elements of compensation for Mr. Joffe, the Compensation Committee considered the contributions Mr. Joffe has made to our company both from strategic and operational perspectives. The Compensation Committee reviews the key operating results and key strategic initiatives of our company against the goals and base financial plan contained in the OGSM to determine if the Chief Executive Officer has achieved the goal of strategically enhancing our company while maintaining favorable operating metrics. The Compensation Committee also takes into consideration the standard of living of the Los Angeles vicinity in which our corporate offices are located. The Compensation Committee separately reviews all relevant information, including reports provided by its outside consultant, and arrives at its decision for the Chief Executive Officer’s total compensation. The Chief Executive Officer’s performance is evaluated in a non-formulaic manner with no specific weighting given to any one of the performance measures. Mr. Joffe does not participate in any decision regarding his compensation. Our employment agreement with Mr. Joffe provides that we may increase, but not decrease, his base salary, which is set at $500,000. See the “Employment Agreements” section below for a further discussion of certain compensation amounts payable to Mr. Joffe pursuant to his employment agreement. Upon making its determination, the Compensation Committee reports its decision concerning Mr. Joffe’s compensation to the entire Board of Directors.
Compensation Committee Consultant.
The Compensation Committee has retained Towers Watson as its outside compensation consultant. Towers Watson does not perform any other consulting work or any other services for our company, reports directly to the Compensation Committee, and takes direction from the Chairman of the Compensation Committee. The Compensation Committee engaged Towers Watson to prepare a complete competitive assessment of our executive compensation practices in 2004, an updated assessment of the compensation of our Chief Executive Officer in 2006 and a complete executive compensation assessment in 2009.

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
Senior Executive Compensation Decisions (Other than the Chief Executive Officer).
The Compensation Committee made decisions for each of the named executive officers (other than the Chief Executive Officer) following the process described above and established the following key individual performance goals for each such officer:
David Lee, Chief Financial Officer
•	Monitor all metrics that may have an impact on our financial performance

•	Maintain an effective treasury function, including budgeting and forecasting

•	Manage our cash flows

•	Minimize the loan and interest expenses we incur
Steve Kratz, Chief Operating Officer
•	Evaluate and manage the key operating metrics for us

•	Increase quality of our product, including establishing a quality benchmark program

•	Implement strategies aimed at reducing our warranty rates

•	Improve effectiveness of our recovery operations
Kevin Daly, Chief Accounting Officer
•	Provide timely and accurate services and information to our management, Board of Directors and other stakeholders

•	Maintain and improve top-level financial knowledge and accounting controls

•	Keep abreast of all financial accounting pronouncements that may affect our financial reporting
Michael Umansky, Vice President, Secretary and General Counsel
•	Limit our legal risk exposure

•	Manage any litigation

•	Decrease our legal and insurance costs

•	Maintain compliance standards with investor relations communications

•	Develop and protect intellectual property for our business processes

•	Advise on and implement any transactional business opportunities, including acquisitions, SEC correspondence and customer contracts
Doug Schooner, Vice President, Manufacturing
•	Maximize all manufacturing efficiencies to ensure fill rates to our customers

•	Ensure the quality of our products through the manufacturing process

•	Maintain appropriate levels of offshore production volume and capacity

•	Maintain a global manufacturing and multifunctional support group

•	Reorganize special order department to maintain ability of changing unit technology

•	Complete the reorganization of the production shop

•	Expand the recovery remanufacturing process
Tom Stricker, Vice President, Sales
•	Manage the sales function, including sales infrastructure, for our company

•	Increase sales and profitability with our existing customers

•	Develop and pursue strategies and contacts that lead to new customer business

•	Ensure the appropriate structure to support and exceed customer needs
Based on our financial results in fiscal 2010 and the evaluation of each Senior Executive’s performance against his individual goals in accordance with the process outlined above, the Compensation Committee approved the following base salaries and annual bonuses earned during fiscal 2010 for these Senior Executives:

Name	Base Salary	Bonus
David Lee	$178,500	$60,500
Kevin Daly	$180,000	$59,000
Steve Kratz	$300,000	$70,000
Michael Umansky	$406,000	$60,000
Doug Schooner	$219,986	$60,000
Tom Stricker	$210,000	$69,000
Chief Executive Officer Compensation Decisions.
The Compensation Committee made decisions for the Chief Executive Officer’s compensation following the process described above and established the following key individual performance goals:
•	Overall responsibility for the financial results of the company

•	Develop key strategies in all areas aimed at driving our company value

•	Strengthen our relationships with key customers through long-term arrangements

•	Ensure appropriate information is communicated to our Board of Directors

•	Ensure that the appropriate management team and corporate focus is in place

•	Develop an appropriate succession plan

•	Maintain the appropriate financial structure for our company, including, but not limited to, budgets and operating focus

•	Make decisions on all key initiatives proposed by senior management

•	Build sales for both the DIFM and DIY marketplaces

•	Evaluate and propose systems and initiatives for continuous improvement in all disciplines of our business

•	Identify and drive any acquisitions

•	Prepare the infrastructure and develop plans to grow the company
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
The Compensation Committee also considered the following items in determining the Chief Executive Officer’s bonus amount for fiscal 2010: (i) significantly increased net sales, profitability and cash-flows for the company in fiscal 2010; (ii) the healthy status of the company’s balance sheet, including inventory mix and leverage amounts;

(iii) strong working relationships with our banks and customers; (iv) the positive strategic results of the acquisition made in fiscal 2010 and new business development; and (v) positive positioning of the company to ensure its ability to pursue future growth opportunities.
The Compensation Committee considered Mr. Joffe’s performance against his individual goals, the factors above and the aspects regarding the complexity of our business and competitive position in determining that Mr. Joffe’s base salary would remain at its current annual level of $500,000 during fiscal 2010 and his annual bonus would be $600,000.
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
Philip Gay
Duane Miller
Jeffrey Mirvis
Compensation Risk Analysis
The preceding “Compensation Discussion and Analysis” section generally describes our compensation policies, plans and practices that are applicable for our executives and management. Our Compensation Committee reviews the relationship between our risk management policies and practices, corporate strategy and compensation practices. Our Compensation Committee has determined that these plans and practices, as applied to all of our employees, including our executive officers, does not encourage excessive risk taking at any level of our company. The Compensation Committee does not believe that risks arising from its compensation plans, policies or practices are reasonably likely to have a material adverse effect on our company.

Summary Compensation Table
The following table sets forth information concerning fiscal 2010, 2009 and 2008 compensation of our Chief Executive Officer, former Chief Acquisition Officer, Chief Financial Officer, Chief Accounting Officer and the four other most highly compensated executive officers who were serving as officers at the end of fiscal 2010, 2009 and 2008, and whose aggregate compensation was at least $100,000 for services rendered in all capacities. We refer to these individuals as our “named executive officers”.

						Nonqualified
						Deferred
	Fiscal		Bonus (1)	Stock	Options	Compensation	All Other
Name & Principal Position	Year	Salary	(2)	Awards	Awards (3)	Earnings (4)	Compensation (6)	Total
Selwyn Joffe	2010	$500,000	$600,100	$—	$—	$—	$323,416	$1,423,516
Chairman of the Board,	2009	500,000	500,100	—	—	5,889	165,164	1,171,153
President and CEO	2008	500,000	500,100	—	—	47,330	107,240	1,154,670

Mervyn McCulloch (5)	2010	$106,084	$—	$—	$—	$—	$5,776	$111,860
Chief Acquisition Officer	2009	250,000	40,100	—	—	—	24,712	314,812
	2008	250,000	50,100	—	—	—	22,077	322,177

David Lee	2010	$178,500	$60,600	$—	$—	$—	$55,392	$294,492
Chief Financial Officer	2009	178,500	50,100	—	—	—	38,819	267,419
	2008	154,385	50,100	—	—	—	33,454	237,939

Kevin Daly	2010	$180,000	$59,100	$—	$—	$—	$22,684	$261,784
Chief Accounting Officer	2009	180,000	50,100	—	—	—	20,888	250,988
	2008	171,538	50,100	—	—	—	16,997	238,635

Steve Kratz	2010	$300,000	$70,100	$—	$—	$—	$19,338	$389,438
Chief Operating Officer	2009	282,800	55,100	—	—	—	17,644	355,544
	2008	231,100	100,100	—	—	—	17,377	348,577

Michael Umansky	2010	$406,000	$60,100	$—	$—	$61,110	$86,449	$613,659
Vice President, Secretary	2009	406,000	40,100	—	—	—	47,706	493,806
and General Counsel	2008	406,000	70,100	—	—	12,836	44,230	533,166

Doug Schooner	2010	$219,986	$60,100	$—	$—	$72,219	$118,566	$470,871
Vice President,	2009	213,600	50,100	—	—	—	54,667	318,367
Manufacturing	2008	191,000	60,100	—	—	17,136	51,830	320,066

Tom Stricker	2010	$210,000	$69,100	$—	$—	$—	$24,329	$303,429
Vice President,	2009	210,000	60,100	—	—	20,715	24,469	315,284
Sales	2008	210,000	60,100	—	—	19,751	20,303	310,154

(1)	Bonus amounts for each named executive officer include a $100 bonus paid to each of the company’s employees during December of each year, including the named executive officers.

(2)	We previously reported fiscal 2008 bonus amounts based on bonus payment dates. For consistency with the reporting of our fiscal 2010 and 2009 bonus amounts, we are reporting bonus amounts for fiscal 2008 in this table based on the periods in which such bonus amounts were earned.

(3)	Option award amounts represent the aggregate grant date fair value of options granted during the fiscal years ended March 31, 2010, 2009 and 2008.

(4)	The fiscal 2009 amounts shown for Mr. Umansky and Mr. Schooner do not reflect the year over year decrease in the aggregate value of the deferred compensation plan of $19,303 and $46,287, respectively.

(5)	As of August 18, 2009, Mr. McCulloch’s ceased to be employed by us and no longer serves as our Chief Acquisition Officer.

(6)	The following chart is a summary of the items that are included in the “All Other Compensation” totals:

				Deferred
		Health	401K	Compensation
	Automobile	Insurance	Employer’s	Plan Employer’s
Name	Expenses	Premiums	Contribution	Contribution	Other	Total
Selwyn Joffe (1)	$29,578	$61,720	$4,183	$—	$227,934	$323,416
Mervyn McCulloch	$—	$4,332	$1,444	$—	$—	$5,776
David Lee	$—	$51,964	$3,428	$—	$—	$55,392
Kevin Daly	$—	$19,338	$3,346	$—	$—	$22,684
Steve Kratz	$—	$19,338	$—	$—	$—	$19,338
Michael Umansky	$1,600	$38,731	$3,671	$7,446	$35,000	$86,449
Doug Schooner	$—	$55,253	$—	$4,178	$59,135	$118,566
Tom Stricker	$2,294	$19,338	$2,697	$—	$—	$24,329

(1)	The other amount shown for Mr. Joffe includes (i) $114,700 for the realized value on exercise of stock options, (ii) $84,898 for the accrued vacation payment, and (iii) $28,336 for the transaction fees payable pursuant to his employment agreement related to the acquisition of certain assets of Reliance.
2010 Grants of Plan-Based Awards
No options were granted to our named executive officers in fiscal 2010.

Outstanding Equity Awards At Fiscal Year End
Option Awards
The following table summarizes information regarding option awards granted to our named executive officers that remain outstanding as of March 31, 2010.

	Number of Securities	Number of Securities
	Underlying Unexercised	Underlying Unexercised	Option	Option
	Options (#) Exercisable	Options (#) Unexercisable	Exercise	Expiration
Name	vested	unvested	Price ($)	Date
Selwyn Joffe
	1,500	—	$1.210	4/30/2010
	1,500	—	$1.130	4/30/2011
	43,750	—	$3.150	11/15/2011
	1,500	—	$3.600	4/29/2012
	100,000	—	$2.160	3/2/2013
	1,500	—	$1.800	4/29/2013
	100,000	—	$6.345	1/13/2014
	200,000	—	$9.270	7/20/2014
	150,000	—	$10.010	11/2/2015
	250,000	—	$12.000	8/29/2016
David Lee		—
	5,000	—	$10.01	11/2/2015
	2,500	—	$12.00	8/29/2016
Kevin Daly		—
	5,000	—	$10.15	1/3/2016
	2,500	—	$12.00	8/29/2016
Steve Kratz
	35,600	—	$3.15	11/15/2011
	2,500	—	$8.70	5/11/2014
	6,000	—	$10.01	11/2/2015
	10,000	—	$12.00	8/29/2016
Michael Umansky
	25,000	—	$10.01	11/2/2015
	20,000	—	$12.00	8/29/2016
Doug Schooner
	12,000	—	$8.70	5/11/2014
	12,000	—	$10.01	11/2/2015
	20,000	—	$12.00	8/29/2016
Tom Stricker
	17,250	—	$3.15	11/15/2011
	12,000	—	$8.70	5/11/2014
	12,000	—	$10.01	11/2/2015
	20,000	—	$12.00	8/29/2016

Option Exercises and Stock Vested

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized on	Acquired on	Value Realized on
Name	Exercise	Exercise	Vesting	Vesting
Selwyn Joffe	40,000	$114,700	—	$—
David Lee	—	$—	—	$—
Kevin Daly	—	$—	—	$—
Steve Kratz	—	$—	—	$—
Michael Umansky	—	$—	—	$—
Doug Schooner	24,000	$59,135	—	$—
Tom Stricker	—	$—	—	$—
Nonqualified Deferred Compensation
The following table sets forth certain information regarding contributions, earnings and account balances under our Amended and Restated Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not-tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2010. A description of the material terms and conditions of the Amended and Restated Executive Deferred Compensation Plan follows.

	Executive	Registrants	Aggregate	Aggregate	Aggregate
	Contributions in	contribution in	Earnings in Last	Withdrawals/	Balance at Last
Name	Last FY(1)	last FY(2)	FY	Distributions	FY
Selwyn Joffe	$—	$—	$—	$—	$—
David Lee	$—	$—	$—	$—	$—
Kevin Daly	$—	$—	$—	$—	$—
Steve Kratz	$—	$—	$—	$—	$—
Michael Umansky	$29,797	$7,446	$53,664	$—	$243,003
Doug Schooner	$16,713	$4,178	$68,041	$—	$207,645
Tom Stricker	$—	$—	$—	$—	$—

(1)	The amounts set forth in this column are included in the “Salary” and “Bonus” columns, as applicable, in our “Summary Compensation Table”.

(2)	See description of the Non-Qualified Deferred Compensation Plan in the “Grants of Plan Based Awards” section. The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total
Selwyn Joffe	$—	$—	$—
David Lee	$—	$—	$—
Kevin Daly	$—	$—	$—
Steve Kratz	$—	$—	$—
Michael Umansky	$7,446	$—	$7,446
Doug Schooner	$4,178	$—	$4,178
Tom Sticker	$—	$—	$—

(a)	No interest is paid by the registrant.

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
Employment Agreements
On February 14, 2003, we entered into an employment agreement with Selwyn Joffe pursuant to which he is employed full-time as our President and Chief Executive Officer in addition to serving as our Chairman of the Board of Directors. This agreement, which was negotiated on our behalf by Mel Marks, the then Chairman of the Compensation Committee, and unanimously approved by our Board of Directors, was originally scheduled to expire on March 31, 2006. The February 14, 2003 agreement provided for an annual base salary of $500,000, and participation in our executive bonus program. Mr. Joffe remains entitled to receive a transaction fee of 1.0% of the “total consideration” of any transaction, including any transaction resulting in a change of control, his efforts bring to us that we previously agreed to provide to him as part of a prior consulting agreement with Protea Group, Mr. Joffe’s company. Mr. Joffe also participates in the stock option plans approved by the shareholders and also receives other benefits including those generally provided to other employees.
On April 22, 2005, we entered into an amendment to our employment agreement with Mr. Joffe. Under the amendment, Mr. Joffe’s term of employment was extended from March 31, 2006 to March 31, 2008. His base salary, bonus arrangements, 1% transaction fee right and fringe benefits remained unchanged. This amendment was unanimously approved by our Board of Directors.
Before the amendment, Mr. Joffe had the right to terminate his employment upon a change of control and receive his salary and benefits through March 31, 2006. Under the amendment, upon a change of control (which has been redefined pursuant to the amendment), Mr. Joffe will be entitled to a sale bonus equal to the sum of (i) two times his base salary plus (ii) two times his average bonus earned for the two years immediately prior to the change of control. The amendment also grants Mr. Joffe the right to terminate his employment with effect on or after the one year anniversary of a change of control and to then receive salary and benefits for a one year period following such termination plus a bonus equal to the average bonus Mr. Joffe earned during the two years immediately prior to his voluntary termination.
If Mr. Joffe is terminated without cause or resigns for good reason (as defined in the amendment), the registrant must pay Mr. Joffe (i) his base salary, (ii) his average bonus earned for the two years immediately prior to termination (or, if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs), and (iii) all other benefits payable to Mr. Joffe pursuant to the employment agreement, as amended, through the later of two years after the date of termination of employment or March 31, 2008. Under the amendment, Mr. Joffe is also entitled to an additional “gross-up” payment to offset the excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Code) to be made to him upon a change of control. The amendment has redefined the term “for cause” to apply only to misconduct in connection with Mr. Joffe’s performance of his duties. Pursuant to the amendment, any options that have been or may be granted to Mr. Joffe will fully vest upon his termination for any reason other than for cause or without good reason and be exercisable for a two-year period following the termination, and Mr. Joffe agreed to waive the right he previously had under the employment agreement to require the registrant to purchase his option shares and any underlying options if his employment were terminated for any reason. The amendment further provides that Mr. Joffe’s agreement not to compete with us terminates at the end of his employment term.

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
Potential Payments Upon Termination or Change in Control Table
The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreements were terminated on March 31, 2010, the last day of fiscal 2010. Please refer to “Employment Agreements” for more information.

				Voluntary
				Termination
				by Mr. Joffe
				for Good		After Change
				Reason or		in Control:
				Termination		Voluntary
	Termination by			by Company	Change in	Termination
Benefit	Company for Cause(1)	Death(2)	Disability(3)	w/o Cause(4)	Control	by Mr. Joffe(5)

Salary Contribution	$—	$—	$—	$1,208,333	$—	$500,000
Bonus	$600,100	$600,100	$600,100	$1,329,408	$—	$550,100
Stock Options(6)	$—	$—	$—	$—	$—	$—
Healthcare	$—	$—	$24,000	$58,000	$—	$24,000
Transaction Fee(7)	$—	$—	$—	$—	$—	$—
Sale Bonus(8)	$—	$—	$—	$—	$2,100,200	$—
Automobile Allowance(9)	$—	$—	$—	$51,000	$—	$18,000
Accrued Vacation Payments	$85,566	$85,566	$85,566	$178,515	$—	$85,566

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and benefits owing to him through the day of his termination.

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

(3)	If during the employment term, Mr. Joffe becomes disabled and is terminated by us, Mr. Joffe will be entitled to receive his accrued salary, bonus, and transaction fees (as described in footnote 7), if any, and benefits owing to Mr. Joffe through the date of termination. In addition, Mr. Joffe will be entitled to receive the benefits payable pursuant to a disability insurance policy, which we pay Mr. Joffe $24,000 annually to be used by Mr. Joffe to purchase the same for his benefit.

(4)	Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive his base salary, his average bonus earned for the two years immediately preceding his termination (or, if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs), all vacation, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7). The payments are to be paid through the later of that date which is two years after the termination date or August 31, 2012.

(5)	If a change in control occurs, Mr. Joffe will have the right to voluntarily terminate the employment agreement with effect on or after the one year anniversary of the change in control upon giving at least 90 days prior written notice. Upon Mr. Joffe’s voluntary termination, one year after the change in control occurs, he will be entitled to receive for one year after his termination date, his base salary, his average bonus earned for the two years immediately preceding his termination, accrued vacation payments, healthcare and disability benefits, automobile allowance, and any accrued transaction fees (as described in footnote 7).

(6)	Upon the termination of the employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any options which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such option. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all options which were not fully vested at March 31, 2010.

(7)	In the event that one or more proposed transactions occur during the term of Mr. Joffe’s employment agreement, Mr. Joffe will be entitled to receive a transaction fee, as additional compensation with respect to each proposed transaction. We will pay Mr. Joffe a transaction fee upon the closing of a proposed transaction in an amount equal to 1% of the “total consideration”. Since no transaction fee was accrued as of March 31, 2010 and there were no proposed transactions on which to estimate a 1% fee as of March 31, 2010, zero amounts were entered.

(8)	Upon a change in control, Mr. Joffe will be entitled to receive a sale bonus equal to the sum of (i) two times Mr. Joffe’s salary plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the change in control occurs. The sale bonus will be paid to Mr. Joffe in a lump sum on the closing date of the change in control transaction. If Mr. Joffe terminates his employment after this change of control, he will also be entitled to the compensation and other benefits described in footnote 5 above.

(9)	Mr. Joffe is entitled to receive an automobile allowance until March 31, 2010 in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.
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

SARs. SARs may be granted under the 2003 Long-Term Incentive Plan in conjunction with all or part of an Option, or separately. The exercise price of the SAR shall not be less than the fair market value of the common stock on the date of the grant of the option to which it relates or the date of grant of an independent SAR. The SAR granted in conjunction with an Option will be exercisable only when the underlying Option is exercisable and once an SAR has been exercised, the related portion of the Option underlying the SAR will terminate. Within thirty (30) calendar days of the exercise of an SAR, the Company will pay to the participant in cash, common stock, or a combination thereof (the method of payment to be at the discretion of the Compensation Committee), an amount equal to the excess of the fair market value of the common stock on the exercise date over the option price, multiplied by the number of SARs being exercised.
The Compensation Committee, either at the time of grant or at the time of exercise of any Nonqualified Option or SAR, may provide for a supplemental payment (“Supplemental Payment”) by the Company to the participant with respect to the exercise of any Nonqualified Option or SAR, in an amount specified by the Compensation Committee, but which shall not exceed the amount necessary to pay the income tax payable with respect to both the exercise of the Nonqualified Option and/or SAR and the receipt of the Supplemental Payment, based on the assumption that the participant is taxed at the maximum effective income tax rate on such amounts. The Compensation Committee shall have the discretion to grant Supplemental Payments that are payable in cash, common stock, or a combination of both, as determined by the Compensation Committee at the time of payment.
Restricted Stock. Restricted Stock awards may be granted under the 2003 Long-Term Incentive Plan, and the provisions applicable to a grant of Restricted Stock may vary among participants. In making an award of Restricted Stock, the Compensation Committee will determine the periods during which the Restricted Stock is subject to forfeiture. During the restriction period, the Participant may not sell, transfer, pledge or assign the Restricted Stock, but will be entitled to vote the Restricted Stock. The Compensation Committee, at the time of vesting of Restricted Stock, may provide for a Supplemental Payment by the Company to the participant in an amount specified by the Compensation Committee that shall not exceed the amount necessary to pay the income tax payable with respect to both the vesting of the Restricted Stock and receipt of the Supplemental Payment, based on the assumption that the participant is taxed at the maximum effective income tax rate on such amount.
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
The Compensation Committee, at the date of payment with respect to such Performance Units or Performance Shares, may provide for a Supplemental Payment by us to the participant in an amount specified by the Compensation Committee, which shall not exceed the amount necessary to pay the income tax payable with respect to the amount of payment made with respect to such Performance Units or Performance Shares and receipt of the Supplemental Payment, based on the assumption that the participant is taxed at the maximum effective income tax rate on such amount.

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
Under the Non-Employee Director Stock Option Plan, each non-employee director will be granted options to purchase 25,000 shares of our common stock upon their election to our Board of Directors. In addition, each non-employee director will be awarded an option to purchase an additional 3,000 shares of our common stock for each full year of service on our Board of Directors. The exercise price for each of these options will be equal to the fair market value of our common stock on the date the option is granted. The exercise price of an option is payable only in cash or an equivalent acceptable to our Compensation Committee. The Plan also permits the “cashless” exercise of options granted under the Plan. Options awarded under the Plan are not transferable other than as designated by the grantee by will or by the laws of descent and distribution unless otherwise provided in the option agreements pursuant to which such Options are awarded. Other than the options described in this paragraph, no non-employee director shall be eligible to receive any equity interest in the Company in consideration of such non-employee director’s service on our board.
Each of these options will have a ten-year term. One-third of the options will be exercisable immediately upon grant, and one-half of the remaining portion of each option grant will vest and become exercisable on the first and second anniversary dates of the date of grant. Any options which remain unvested at the time a non-employee director’s service as a member of our board terminates shall terminate upon such termination of service unless such termination results from such non-employee director’s death or occurs upon a change of control, in which case all of such unvested options shall immediately vest upon such death or Change of Control (as defined in the Plan). In the event of a Change of Control (as defined in the Plan), we may, after notice to the grantee, require the grantee to “cash out” his rights by transferring them to the Company in exchange for their equivalent “cash value”.
A total of 275,000 shares of common stock have been reserved for grants of stock options under the Non-Employee Director Stock Option Plan. The Plan will terminate on October 30, 2014 (unless extended) unless terminated earlier by our Board of Directors.
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
Amendment and Termination. Our Board of Directors may from time to time amend, and our Board of Directors may terminate, the Plan, provided that no such action shall adversely affect any material vested benefits or rights under the Plan without the consent of the non-employee director affected by such action. In addition, no amendment may be made without the approval of our shareholders if shareholder approval is necessary in order to comply with applicable law.
2010 Director Compensation
We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in fiscal 2010. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. In addition, our compensation arrangement with Mel Marks reflects his 48 years of relevant experience in the industry and our company. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in fiscal 2010.

	Fees Earned or		Option Awards	All Other
Name	Paid in Cash	Stock Awards	(1)	Compensation	Total
Philip Gay	$90,000	$—	$6,481	$—	$96,481
Rudolph Borneo	$46,500	$—	$6,481	$—	$52,981
Scott J. Adelson	$36,000	$—	$4,588	$—	$40,588
Duane Miller	$46,500	$—	$5,130	$—	$51,630
Jeffrey Mirvis	$32,500	$—	$6,923	$—	$39,423
Mel Marks	$—	$—	$—	$350,000	$350,000

(1)	Option award amounts reflect the aggregate grant date fair value of option awards.
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

Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters
The following table sets forth, as of July 23, 2010, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 12,052,271 shares of common stock outstanding as of July 23, 2010.
Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 23, 2010 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

	Amount and Nature of	Percent of
Name and Address of Beneficial Shareholder	Beneficial Ownership (1)	Class
Mel Marks	1,102,290	9.1%
Rutabaga Capital Management, LLC (2) 64 Broad St., 3rd Floor, Boston, MA 02109	1,153,673	9.6%
Wellington Management Company, LLP (2) 75 State St., 19th Floor, Boston, MA 02109	688,588	5.7%
First Wilshire Securities Management, Inc. (2) 75 State St., 19th Floor, Boston, MA 02109	680,843	5.7%
Selwyn Joffe (3)	899,750	7.0%
Scott Adelson (4)	38,000	*
Rudolph Borneo (5)	57,000	*
Philip Gay (6)	37,000	*
Duane Miller (7)	28,000	*
Jeffrey Mirvis (8)	22,666	*
Doug Schooner (9)	44,092	*
Tom Stricker (10)	44,000	*
Steve Kratz (11)	54,100	*
Michael Umansky (12)	45,000	*
David Lee (13)	9,500	*
Kevin Daly (14)	12,500	*
Directors and executive officers as a group — 13 persons (15)	2,393,898	19.4%

*	Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)	Based on information contained in filings made by such stockholders with the SEC on as reported in each such stockholder’s most recent Schedule 13F filing. Since there may have been subsequent purchases or sales of securities, this information may not reflect the current holdings by these stockholders.

(3)	Includes 245,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 3,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan and 600,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan.

(4)	Includes 28,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(5)	Includes 37,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(6)	Represents 37,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(7)	Represents 27,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(8)	Includes 16,666 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(9)	Represents 44,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan, and includes 92 shares of common stock held by The Schooner 2003 Family Trust. Mr. Schooner expressly disclaims ownership of the shares held by The Schooner 2003 Family Trust.

(10)	Represents 17,250 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 44,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(11)	Represents 38,100 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 16,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(12)	Represents 45,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(13)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(14)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(15)	Includes 300,600 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 3,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 764,000 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; and 145,666 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.
Information regarding our securities authorized for issuance under our equity compensation plan is found in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, Equity Compensation Plan Information.
Item 13. Certain Relationships and Related Transactions, and Director Independence
We have entered into a consulting agreement with Mel Marks, our founder, member of our Board of Directors and largest shareholder. We currently pay Mel Marks a consulting fee of $350,000 per year under this arrangement. We have also agreed to pay Mr. Gay, a member of our Board of Directors, $90,000 per year for his service as a member of our Board of Directors and Chairman of our Audit Committee. For additional information, see the discussion under the caption “Executive Compensation” “2010 Director Compensation”.
During fiscal 2010, we paid Houlihan Lokey $8,200 for reimbursement of out-of-pocket expenses. During fiscal 2009, we paid Houlihan Lokey a $110,000 retainer for services and reimbursement of other out-of-pocket expenses. Scott J. Adelson, a member of our board of directors, is a Senior Managing Director for Houlihan Lokey.
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
Item 14. Principal Accountant Fees and Services
The following table summarizes the total fees we paid to our independent certified public accountants, Ernst & Young LLP (and predecessor audit firm for fiscal 2008), for professional services provided during the following fiscal years ended March 31:

	2010	2009	2008

Audit Fees	$1,168,000	$1,410,000	$2,638,000
Audit Related Fees	—	—	—
Tax Fees	45,000	52,000	—
All Other Fees	—	188,000	199,000

Total	$1,213,000	$1,650,000	$2,837,000

Audit fees in fiscal 2010, 2009 and 2008 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, (iii) audit of internal control over financial reporting, (iv) the review of SEC letters, (v) the review of restated financial statements and related Form 10-Q/A, and (vi) services associated with SEC registration statements. Fiscal 2008 audit fees include amounts paid to the Company’s predecessor audit firm.
Tax fees in fiscal 2010 related primarily to the transfer pricing, consultation in response to the Company’s IRS examination, and tax accounting method charges. Tax fees in fiscal 2009 related primarily to professional services for transfer pricing and tax accounting method charges.
Other fees billed in fiscal 2009 related primarily to professional services for due diligence work related to our acquisitions. In fiscal 2008, other fees billed consisted of professional services for due diligence work related to a potential acquisition and the adoption of new accounting guidance regarding uncertain tax positions.
Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2010, 2009 and 2008 were pre-approved by the Audit Committee.

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

MOTORCAR PARTS OF AMERICA, INC.
Dated: July 29, 2010	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: July 29, 2010	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	July 29, 2010

Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	July 29, 2010

David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	July 29, 2010

Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	July 29, 2010

Mel Marks

/s/ Scott Adelson	Director	July 29, 2010

Scott Adelson

/s/ Rudolph Borneo	Director	July 29, 2010

Rudolph Borneo

/s/ Philip Gay	Director	July 29, 2010

Philip Gay

/s/ Duane Miller	Director	July 29, 2010

Duane Miller

/s/ Jeffrey Mirvis	Director	July 29, 2010

Jeffrey Mirvis