Form 10-Q
period 2010-06-30
MOTORCAR PARTS AMERICA INC
filed 2010-08-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 12,052,271 shares of Common Stock outstanding at August 2, 2010.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$1,759,000	$1,210,000
Short-term investments	232,000	451,000
Accounts receivable — net	3,267,000	5,553,000
Inventory— net	30,018,000	31,547,000
Inventory unreturned	4,664,000	3,924,000
Deferred income taxes	8,436,000	8,391,000
Prepaid expenses and other current assets	1,906,000	2,735,000

Total current assets	50,282,000	53,811,000
Plant and equipment — net	11,879,000	12,693,000
Long-term core inventory	70,646,000	67,957,000
Long-term core inventory deposit	25,768,000	25,768,000
Long-term deferred income taxes	720,000	951,000
Intangible assets — net	6,110,000	6,304,000
Other assets	1,604,000	1,549,000

TOTAL ASSETS	$167,009,000	$169,033,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$27,185,000	$31,603,000
Accrued liabilities	1,377,000	1,863,000
Accrued salaries and wages	2,423,000	3,590,000
Accrued workers’ compensation claims	1,435,000	1,574,000
Customer finished goods returns accrual	7,481,000	7,454,000
Income tax payable	1,624,000	678,000
Revolving loan	1,800,000	—
Other current liabilities	468,000	697,000
Current portion of term loan	2,000,000	2,000,000
Current portion of capital lease obligations	580,000	953,000

Total current liabilities	46,373,000	50,412,000
Term loan, less current portion	7,000,000	7,500,000
Deferred core revenue	6,197,000	6,061,000
Deferred gain on sale-leaseback	188,000	319,000
Other liabilities	607,000	676,000
Capital lease obligations, less current portion	365,000	445,000

Total liabilities	60,730,000	65,413,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,052,271 and 12,026,021 shares issued and outstanding at June 30, 2010 and March, 31 2010, respectively	121,000	120,000
Additional paid-in capital	92,926,000	92,792,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(1,422,000)	(1,426,000)
Retained earnings	12,775,000	10,255,000

Total shareholders’ equity	106,279,000	103,620,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$167,009,000	$169,033,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Net sales	$36,234,000	$32,690,000
Cost of goods sold	24,689,000	25,519,000

Gross profit	11,545,000	7,171,000
Operating expenses:
General and administrative	4,024,000	2,512,000
Sales and marketing	1,740,000	1,272,000
Research and development	366,000	334,000

Total operating expenses	6,130,000	4,118,000

Operating income	5,415,000	3,053,000
Other expense:
Interest expense	1,602,000	996,000

Income before income tax expense	3,813,000	2,057,000
Income tax expense	1,293,000	862,000

Net income	$2,520,000	$1,195,000

Basic net income per share	$0.21	$0.10

Diluted net income per share	$0.21	$0.10

Weighted average number of shares outstanding:

Basic	12,049,057	11,962,021

Diluted	12,204,319	12,071,451

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
	2010	2009
Cash flows from operating activities:
Net income	$2,520,000	$1,195,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	791,000	797,000
Amortization of intangible assets	194,000	107,000
Amortization of deferred gain on sale-leaseback	(131,000)	(131,000)
Amortization of deferred financing costs	21,000	—
Provision for inventory reserves	398,000	252,000
(Recovery of) provision for customer payment discrepancies	(95,000)	254,000
Provision for (recovery of) doubtful accounts	143,000	(3,000)
Deferred income taxes	190,000	(4,000)
Share-based compensation expense	21,000	56,000
Impact of tax benefit on APIC pool from stock options exercised	3,000	—
Gain on redemption of short-term investment	(25,000)	—
Loss on disposal of assets	11,000	5,000
Changes in current assets and liabilities:
Accounts receivable	2,237,000	2,438,000
Inventory	1,270,000	(304,000)
Inventory unreturned	(740,000)	(96,000)
Prepaid expenses and other current assets	809,000	(4,000)
Other assets	(58,000)	56,000
Accounts payable and accrued liabilities	(5,510,000)	(895,000)
Customer finished goods returns accrual	27,000	(413,000)
Income tax payable	921,000	183,000
Deferred core revenue	136,000	204,000
Long-term core inventory	(2,828,000)	370,000
Other liabilities	(238,000)	(1,097,000)

Net cash provided by operating activities	67,000	2,970,000
Cash flows from investing activities:
Purchase of plant and equipment	(188,000)	(153,000)
Purchase of businesses	(464,000)	(293,000)
Change in short term investments	199,000	54,000

Net cash used in investing activities	(453,000)	(392,000)
Cash flows from financing activities:
Borrowings under revolving loan	14,500,000	6,500,000
Repayments under revolving loan	(12,700,000)	(8,000,000)
Repayments of term loan	(500,000)	—
Deferred financing costs	(16,000)	—
Payments on capital lease obligations	(453,000)	(408,000)
Exercise of stock options	69,000	—
Excess tax benefit from employee stock options exercised	44,000	—
Impact of tax benefit on APIC pool from stock options exercised	(3,000)	—
Proceeds from issuance of common stock	1,000	—

Net cash provided by (used in) financing activities	942,000	(1,908,000)
Effect of exchange rate changes on cash	(7,000)	25,000

Net increase in cash	549,000	695,000
Cash — Beginning of period	1,210,000	452,000

Cash — End of period	$1,759,000	$1,147,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,589,000	$977,000
Income taxes, net of refunds	120,000	600,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2010
(Unaudited)
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2010.
The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Reclassification
Certain items in the Consolidated Balance Sheet for the fiscal year ended March 31, 2010 have been reclassified to conform to the fiscal 2011 presentation (Refer to Note 3).
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
The Company obtains used alternators and starters, commonly known as Used Cores, primarily from its customers using its core exchange program. The Company also purchases Used Cores from vendors (core brokers). The customers grant a credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the customers upon return to the Company. These Used Cores are an essential material needed for the remanufacturing operations.
The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Singapore and Malaysia. In addition, the Company utilizes third party warehouse distribution centers in Edison, New Jersey and Springfield, Oregon. In June 2010, the Company entered into a two year lease for a warehouse distribution facility in Berlin, Connecticut.

2. Intangible Assets
The following is a summary of the Company’s intangible assets at June 30, 2010 and March 31, 2010.

		June 30, 2010		March 31, 2010
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$133,000	$553,000	$115,000
Customer relationships	12 years	6,464,000	961,000	6,464,000	799,000
Non-compete agreements	5 years	257,000	70,000	257,000	56,000

Total	11 years	$7,274,000	$1,164,000	$7,274,000	$970,000

Amortization expense related to intangible assets was $194,000 and $107,000 during the three months ended June 30, 2010 and 2009, respectively. The aggregate estimated future amortization expense for intangible assets is as follows:

Year Ending March 31,
2011 - remaining nine months	$580,000
2012	774,000
2013	774,000
2014	738,000
2015	670,000
Thereafter	2,574,000

Total	$6,110,000

3. Accounts Receivable — Net
Included in accounts receivable — net are significant offset accounts related to customer allowances earned, customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, estimated future credits to be provided for Used Cores returned by the customers and potential bad debts. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the open trade accounts receivable.
Accounts receivable — net is comprised of the following:

	June 30, 2010	March 31, 2010
Accounts receivable — trade	$28,554,000	$30,977,000
Allowance for bad debts	(1,284,000)	(1,141,000)
Customer allowances earned	(5,377,000)	(5,104,000)
Customer payment discrepancies	(497,000)	(553,000)
Customer returns RGA issued (1)	(4,024,000)	(2,582,000)
Customer core returns accruals	(14,105,000)	(16,044,000)

Less: total accounts receivable offset accounts	(25,287,000)	(25,424,000)

Total accounts receivable — net	$3,267,000	$5,553,000

(1)	The portion of customer unit returns for which an RGA was issued at period end for in-transit unit returns (warranty returns) and finished goods returns (stock adjustment returns) is recorded as an offset account to accounts receivable — net. The estimated future warranty and stock adjustment returns accrual portion for which an RGA has not been issued is now reclassified as a current liability in the Company’s Consolidated Balance Sheets at June 30,

2010 and March 31, 2010. The March 31, 2010 customer finished goods returns accrual reclassification from accounts receivable — net to current liabilities totaling $7,454,000 did not have any impact on the Company’s debt covenant calculations, consolidated financial position or results of operations.
Warranty Returns
The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At June 30, 2010, the warranty return accrual of $1,625,000 was included under the customer returns RGA issued in the above table and the warranty estimate of $1,969,000 was included in customer finished goods returns accrual in the Consolidated Balance Sheets.
Change in the Company’s warranty return accrual is as follows:

	Three Months Ended
	June 30,
	2010	2009
Balance at beginning of period	$(3,445,000)	$(2,596,000)
Charged to expense	8,965,000	8,195,000
Amounts processed	(8,816,000)	(8,187,000)

Balance at end of period	$(3,594,000)	$(2,604,000)

4. Inventory
Inventory includes non-core inventory, inventory unreturned, long-term core inventory, long-term core inventory deposit and is comprised of the following:

	June 30, 2010	March 31, 2010
Non-core inventory
Raw materials	$10,290,000	$10,362,000
Work-in-process	54,000	29,000
Finished goods	21,678,000	22,919,000

	32,022,000	33,310,000
Less allowance for excess and obsolete inventory	(2,004,000)	(1,763,000)

Total	$30,018,000	$31,547,000

Inventory unreturned	$4,664,000	$3,924,000

Long-term core inventory
Used cores held at company’s facilities	$15,674,000	$14,491,000
Used cores expected to be returned by customers	3,278,000	3,350,000
Remanufactured cores held in finished goods	18,258,000	17,955,000
Remanufactured cores held at customers locations	34,190,000	32,878,000

	71,400,000	68,674,000
Less allowance for excess and obsolete inventory	(754,000)	(717,000)

Total	$70,646,000	$67,957,000

Long-term core inventory deposit	$25,768,000	$25,768,000

5. Major Customers
The Company’s four largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Three Months Ended
	June 30,
	2010	2009
Sales
Customer A	47%	46%
Customer B	16%	23%
Customer C	10%	7%
Customer D	8%	10%

	June 30, 2010	March 31, 2010
Accounts receivable — trade
Customer A	38%	24%
Customer B	14%	15%
Customer C	20%	31%
Customer D	4%	4%
For the three months ended June 30, 2010 and 2009, one supplier provided approximately 20% and 27%, respectively, of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s raw materials purchases for the three months ended June 30, 2010 or 2009.

6. Debt; Accounts Receivable Discount Programs
In October 2009, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with its bank and one additional lender (the “Lenders”), which permits the Company to borrow up to $45,000,000 (the “Credit Facility”). The Credit Facility is comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. The Company may borrow on a revolving basis up to an amount equal to $35,000,000 minus all outstanding letter of credit obligations minus a borrowing reserve of $7,500,000 (the “Revolving Loan”). The borrowing reserve remains in effect only if the Company is party to a receivable discount program pursuant to which its accounts receivable owed to the Company by its largest customer are being discounted. The term loan is in the principal amount of $10,000,000 (the “Term Loan”).
The Revolving Loan and the Term Loan bear interest at the bank’s reference rate, plus an applicable margin, or a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin, as selected by the Company in accordance with the Credit Agreement. The Credit Agreement, among other things, requires the Company to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. The Company was in compliance with all financial covenants under the Credit Agreement as of June 30, 2010.
The Term Loan matures in October 2014 and requires principal payments of $500,000 on a quarterly basis. The Revolving Loan expires in October 2011 and provides the Company the option to request up to three one-year extensions.
In May 2010, the Company entered into a first amendment to the Credit Agreement with its Lenders. This amendment provides, among other things, that the borrowing reserve against the Company’s Revolving Loan commitment amount be increased from $7,500,000 to $10,000,000.
The Lenders hold a security interest in substantially all of the Company’s assets. At June 30, 2010, the balance of the Revolving Loan was $1,800,000. There was no outstanding balance on the Revolving Loan at March 31, 2010. The Company had reserved $1,826,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $1,325,000 for commercial letters of credit as of June 30, 2010. As of June 30, 2010, $30,049,000 was available under the Revolving Loan, and of this, $10,000,000 was reserved for use in the event the Company’s largest customer discontinued its current practice of having the Company’s receivables discounted.
The Company has established receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customer receivables aggregating $31,801,000 and $14,673,000 for the three months ended June 30, 2010 and 2009, respectively, by a weighted average of 318 days and 342 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the three months ended June 30, 2010 and 2009 was 4.8% and 5.0%, respectively. The amount of the discount on these receivables, $1,337,000 and $699,000 for the three months ended June 30, 2010 and 2009, respectively, was recorded as interest expense.
7. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2010	2009
Net income	$2,520,000	$1,195,000

Basic shares	12,049,057	11,962,021
Effect of dilutive stock options and warrants	155,262	109,430

Diluted shares	12,204,319	12,071,451

Net income per share:
Basic	$0.21	$0.10

Diluted	$0.21	$0.10

The effect of dilutive options and warrants excludes 1,140,650 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $6.62 to $15.00 per share for the three months ended June 30, 2010 and 1,272,399 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $4.45 to $15.00 per share for the three months ended June 30, 2009 — all of which were anti-dilutive.
8. Comprehensive Income
Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income, unrealized (loss) gain on short-term investments and foreign currency translation adjustments.

	Three Months Ended
	June 30,
	2010	2009
Net income	$2,520,000	$1,195,000
Unrealized (loss) gain on short-term investments	(27,000)	29,000
Foreign currency translation	31,000	(7,000)

Comprehensive net income	$2,524,000	$1,217,000

9. Income Taxes
Income tax expenses for the three months ended June 30, 2010 and 2009 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, during the three months ended June 30, 2010, the rate was further offset to a rate below the federal statutory rate by a reduction in the liability for unrealized tax benefits due to the conclusion of the Internal Revenue Service (“IRS”) examination noted below.
The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2010, the IRS had an ongoing tax examination of the federal tax returns for the fiscal year ended March 31, 2007. The opening meeting was held on September 15, 2009. In November 2009, the IRS expanded its ongoing tax examination of the federal tax returns to include the fiscal year ended March 31, 2008. In May 2010, the IRS concluded its examination of the Company’s federal income tax returns for the fiscal 2007 and 2008 tax years. The IRS required no changes to the Company’s tax returns for those fiscal years as filed.
10. Financial Risk Management and Derivatives
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
The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $6,341,000 and $6,159,000 at June 30, 2010 and March 31, 2010, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.
The following table shows the effect of the Company’s derivative instruments on its Consolidated Statement of Income:

Amount of Loss (Gain)
	Location of Loss (Gain)	Recognized in Income on Derivatives
Derivatives Not Designated as Hedging	Recognized in Income	Three Months Ended
Instruments under Statement 133	on Derivatives	June 30, 2010	June 30, 2009
Forward foreign currency exchange contracts	General and administrative expenses	$471,000	$(964,000)
The fair value of the forward foreign currency exchange contracts of $46,000 and $517,000 is included in prepaid expenses and other current assets in the Consolidated Balance Sheets at June 30, 2010 and March 31, 2010, respectively.

11. Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of June 30, 2010 and March 31, 2010:

	June 30, 2010				March 31, 2010
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Cash	—	—	—	—	$207,000	$207,000	—	—
Mutual funds	$232,000	$232,000	—	—	244,000	244,000	—	—
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	46,000	—	$46,000	—	517,000	—	$517,000	—

Liabilities
Other current liabilities
Deferred compensation	232,000	232,000	—	—	451,000	451,000	—	—
Forward foreign currency exchange contracts	—	—	—	—	—	—	—	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2010 and 2009, a loss of $471,000 and a gain of $964,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.
During the three months ended June 30, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the Revolving Loan, Term Loan, and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.
12. Subsequent Events
In March 2010, the Company’s Board of Directors authorized a share repurchase program of up to $5,000,000 of the Company’s outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which the Company can repurchase shares under this program. During July 2010, the Company repurchased 14,400 shares at a weighted average price of $6.16 per share.
13. New Accounting Pronouncements
Transfers of Financial Assets
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have any impact on the Company’s consolidated financial position and results of operations.
Consolidation of Variable Interest Entities
In June 2009, the FASB issued new guidance which amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have any impact on the Company’s consolidated financial position and results of operations.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our”, “we”, or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2010 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2010.
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our credit agreement and our lenders’ refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
Management Overview
The after-market for automobile parts is divided into two markets. The first market is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a cheaper alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. This market is serviced by the retail chains, traditional warehouse distributors and the dealer networks. Generally, the consumer in this channel is a professional parts installer.
We remanufacture alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These products are distributed to both the DIY and DIFM markets. Our products are distributed predominantly throughout the United States and Canada. Our products are sold to the largest auto parts retail chains in the United States and Canada. In addition, our products are sold to various traditional warehouses for the professional installers, and to major automobile manufacturers for both their after-market programs and their warranty replacement programs (“OES”). Demand and replacement rates for after-market remanufactured alternators and starters generally increase with increases in miles driven and the age of vehicles.
Historically, our business has focused on the DIY market. In times of recession, we believe consumers are more apt to purchase replacement parts in the DIY market because of lower prices compared to the DIFM market. We believe we have recently increased our market share in the DIY market.
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

Results of Operations for the Three Months Ended June 30, 2010 and 2009
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	June 30,
	2010	2009
Gross profit percentage	31.9%	21.9%
Cash flow provided by operations	$67,000	$2,970,000
Finished goods turnover (annualized) (1)	4.4	5.1
Annualized return on equity (2)	9.7%	5.1%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	June 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	68.1	78.1

Gross profit	31.9	21.9
Operating expenses:
General and administrative	11.1	7.7
Sales and marketing	4.8	3.9
Research and development	1.0	1.0

Operating income	15.0	9.3
Interest expense	4.4	3.0
Income tax expense	3.6	2.6

Net income	7.0%	3.7%

Net Sales. Net sales for the three months ended June 30, 2010 increased by $3,544,000 to $36,234,000 compared to net sales for the three months ended June 30, 2009 of $32,690,000. The increase in our net sales was primarily due to increased sales to our existing customers and to some new customers.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the three months ended June 30, 2010 to 68.1% from 78.1% for the three months ended June 30, 2009, resulting in a corresponding increase in our gross profit of 10.0% to 31.9% for the three months ended June 30, 2010 from 21.9% for the three months ended June 30, 2009. The increase in the gross profit percentage was primarily due to lower per unit manufacturing costs. This increase in gross profit was partly offset by an increase in the provision for inventory reserves of $146,000 during the three months ended June 30, 2010 when compared to the three months ended June 30, 2009.
General and Administrative. Our general and administrative expenses for the three months ended June 30, 2010 were $4,024,000, which represents an increase of $1,512,000, or 60.2%, from general and administrative expenses for the three months ended June 30, 2009 of $2,512,000. This increase in general and administrative expenses during the three months ended June 30, 2010 was primarily due to (i) a loss of $471,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a gain of $964,000 during the three months ended June 30, 2009 and (ii) an increase in the amortization of our intangible assets of $87,000.
Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2010 increased $468,000, or 36.8%, to $1,740,000 from $1,272,000 for the three months ended June 30, 2009. This increase was due primarily to (i) an increase in commissions due to higher net sales, (ii) the addition of employees as a result of our acquisition in the prior year, (iii) an increase in travel expenses, and (iv) an increase in professional services and consulting fees.
Research and Development. Our research and development expenses increased by $32,000, or 9.6%, to $366,000 for the three months ended June 30, 2010 from $334,000 for the three months ended June 30, 2009. The increase in research and development expenses was due primarily to employee-related expenses and the cost of supplies.
Interest Expense. Our interest expense for the three months ended June 30, 2010 was $1,602,000. This represents an increase of $606,000, or 60.8%, over interest expense of $996,000 for the three months ended June 30, 2009. This increase was primarily attributable to a higher balance of receivables being discounted under the receivable discount programs during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009, and was partly offset by a decrease in interest expense incurred on our capital lease obligations.
Income Tax. For the three months ended June 30, 2010, we recognized income tax expense of $1,293,000 compared to an income tax expense of $862,000 recognized for the three months ended June 30, 2009. Our effective tax rate for the three months ended June 30, 2010 and 2009 was 33.9% and 41.9%, respectively. The effective tax rate decrease reflects the benefit of lower statutory rates in foreign taxing jurisdictions and a reduction in the liability for unrecognized tax benefits due to the conclusion of an IRS examination of the federal tax returns for fiscal years ended March 31, 2007 and March 31, 2008. We were notified during May 2010 that the IRS required no changes to our tax returns for those fiscal years as filed.
Liquidity and Capital Resources
Overview
At June 30, 2010, we had working capital of $3,909,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,759,000, compared to working capital of $3,399,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,210,000 at March 31, 2010. The increase in working capital from March 31, 2010 primarily resulted from the pay down of our accounts payable and accrued expense balances, which was partly offset by an increase in our Revolving Loan (as defined below). In addition, our working capital was impacted by a decrease in our accounts receivable and non-core inventory levels.
During the three months ended June 30, 2010, cash we generated from operations, our use of receivable discount programs with certain of our major customers, and from our Revolving Loan were our primary sources of liquidity. These sources were primarily used to pay down our accounts payable balances, make the quarterly principal payment on the Term Loan (as defined below) and pay the purchase price hold back in connection with our May 2008 acquisition.
We believe our cash generated by operations, amounts available under our Revolving Loan, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments, repayment of the current portion of our Term Loan, and capital expenditure obligations over the next twelve months.
Cash Flows
Net cash provided by operating activities was $67,000 and $2,970,000 for the three months ended June 30, 2010 and 2009, respectively. The most significant changes in operating activities for the three months ended June 30, 2010 compared to the three months ended June 30, 2009 were (i) a decrease in our accounts payable and accrued liabilities compared to the three months ended June 30, 2009 and (ii) an increase in our long-term core inventory levels during the three months ended June 30, 2010 compared to a decrease in the same three month period of the prior year. The increase in long-term core inventory during the three months ended June 30, 2010 was primarily in Remanufactured Cores held for sale at our customers’ locations and Used Cores held at the Company’s locations. These changes in operating activities were partly offset by a decrease in our non-core inventory levels during the three months ended June 30, 2010 compared to an increase in our non-core inventory levels during the three months ended June 30, 2009.
Net cash used in investing activities was $453,000 and $392,000 during the three months ended June 30, 2010 and 2009, respectively. The increase in net cash used in investing activities primarily resulted from the payment of the purchase price hold back in connection with our May 2008 acquisition. Capital expenditures for the three months ended June 30, 2010 primarily related to the purchase of equipment for our manufacturing facilities compared to purchases in the same period of the prior year primarily related to IT equipment and improvements at our California facility.
Net cash provided by financing activities was $942,000 during the three months ended June 30, 2010 compared to net cash used in financing activities of $1,908,000 during the three months ended June 30, 2009. This change was primarily due to borrowings under our Revolving Loan during the three months ended June 30, 2010 compared to repayments under our prior revolving loan in the same period of the prior year. The borrowings under our Revolving Loan during the three months ended June 30, 2010 were primarily used to pay down of our accounts payable balances, quarterly repayment of our Term Loan, and payment of the purchase price hold back in connection with our May 2008 acquisition.
Capital Resources
Debt
In October 2009, we entered into a revolving credit and term loan agreement (the “Credit Agreement”) with our bank and one additional lender (the “Lenders”), which permits us to borrow up to $45,000,000 (the “Credit Facility”). The Credit Facility is comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. We may borrow on a revolving basis up to an amount equal to $35,000,000 minus all outstanding letter of credit obligations minus a borrowing reserve of $7,500,000 (the “Revolving Loan”). The borrowing reserve remains in effect only if we are party to a receivable discount program pursuant to which our accounts receivable owed to us by our largest customer are being discounted. The term loan is in the principal amount of $10,000,000 (the “Term Loan”).
The Credit Agreement, among other things, requires us to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. We were in compliance with all financial covenants under the Credit Agreement as of June 30, 2010.
The Term Loan matures in October 2014 and requires principal payments of $500,000 on a quarterly basis. The Revolving Loan expires in October 2011 and provides us the option to request up to three one-year extensions.
In May 2010, we entered into a first amendment to the Credit Agreement with our Lenders. This amendment provides, among other things, that the borrowing reserve against our Revolving Loan commitment amount be increased from $7,500,000 to $10,000,000.
The Lenders hold a security interest in substantially all of our assets. At June 30, 2010, the balance of the Revolving Loan was $1,800,000. There was no outstanding balance on the Revolving Loan at March 31, 2010. Additionally, we had reserved $1,826,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $1,325,000 for commercial letters of credit as of June 30, 2010. As of June 30, 2010, $30,049,000 was available under the Revolving Loan, and of this, $10,000,000 was reserved for use in the event our largest customer discontinued its current practice of having our receivables discounted.
The Revolving Loan and the Term Loan bear interest at either our bank’s reference rate plus an applicable margin or a London Interbank Offered Rate (“LIBOR”) rate (which in the case of the Term Loan shall not be lower than 3.75%) plus an applicable margin, as selected by us in accordance with the Credit Agreement. The reference rate is, as further described in the Credit Agreement, the higher of our bank’s announced base rate and the Federal funds rate plus 1/2 percent. The applicable margins are determined quarterly on a prospective basis as set forth below:

Leverage Ratio	Applicable LIBOR Margin	Applicable Reference Rate Margin
Less than 1.5:1.0	275 basis points	150 basis points
Greater than or equal to 1.5:1.0	300 basis points	175 basis points
Our ability to comply in future periods with the financial covenants in the Credit Agreement, will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands for marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy, including acquisitions. If a violation of any of the covenants occurs in the future, we would attempt to obtain a waiver or an amendment from our Lenders. No assurance can be given that we would be successful in this regard.
Receivable Discount Programs
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The weighted average discount under this program was 4.8% during the three months ended June 30, 2010 and has allowed us to accelerate collection of receivables aggregating $31,801,000 by a weighted average of 318 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest expense of $1,337,000 during the three months ended June 30, 2010 compared to $699,000 during the three months ended June 30, 2009. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers.
Off-Balance Sheet Arrangements
At June 30, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Capital Expenditures and Commitments
Capital Expenditures
Our capital expenditures were $188,000 for the three months ended June 30, 2010 and primarily related to the purchase of equipment for our manufacturing facilities. We expect our fiscal year 2011 capital expenditures to be approximately $2.0 million. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
Related Party Transactions
Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2010.
Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates that are presented in the Company’s Annual Report on Form 10-K for the year ended March 31, 2010, which was filed on June 14, 2010, except as discussed below.

New Accounting Pronouncements
Transfers of Financial Assets
In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have any impact on our consolidated financial position and results of operations.
Consolidation of Variable Interest Entities
In June 2009, the FASB issued new guidance which amends the consolidation guidance applicable to variable interest entities and is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have any impact on our consolidated financial position and results of operations.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2010, which was filed on June 14, 2010.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the first quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2010, filed on June 14, 2010.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Limitation on Payment of Dividends—The Credit Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

Item 6. Exhibits
(a) Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	By-Laws of the Company	Incorporated by reference to Exhibit 3.2 to the 1994 Registration Statement.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

Number	Description of Exhibit	Method of Filing
4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	First Amendment to the Revolving Credit and Term Loan Agreement, dated as of May 12, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K filed on May 13, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: August 9, 2010	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 9, 2010	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer