Form 10-Q
period 2010-09-30
MOTORCAR PARTS AMERICA INC
filed 2010-11-08
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 12,052,271 shares of Common Stock outstanding at November 1, 2010.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2010	March 31, 2010
ASSETS	(Unaudited)
Current assets:
Cash	$5,815,000	$1,210,000
Short-term investments	265,000	451,000
Accounts receivable — net (see Note 4)	—	5,553,000
Inventory— net	27,773,000	31,547,000
Inventory unreturned	4,366,000	3,924,000
Deferred income taxes	8,455,000	8,391,000
Prepaid expenses and other current assets	1,928,000	2,735,000

Total current assets	48,602,000	53,811,000
Plant and equipment — net	11,563,000	12,693,000
Long-term core inventory — net	76,302,000	67,957,000
Long-term core inventory deposit	25,984,000	25,768,000
Long-term deferred income taxes	722,000	951,000
Long-term note receivable	1,894,000	—
Intangible assets — net	5,917,000	6,304,000
Other assets	1,660,000	1,549,000

TOTAL ASSETS	$172,644,000	$169,033,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,190,000	$31,603,000
Accrued liabilities	3,134,000	1,863,000
Accrued salaries and wages	2,574,000	3,590,000
Accrued workers’ compensation claims	1,350,000	1,574,000
Customer finished goods returns accrual	6,696,000	7,454,000
Income tax payable	535,000	678,000
Other current liabilities	478,000	697,000
Current portion of term loan	2,000,000	2,000,000
Current portion of capital lease obligations	308,000	953,000

Total current liabilities	47,265,000	50,412,000
Term loan, less current portion	6,500,000	7,500,000
Deferred core revenue.	7,738,000	6,061,000
Deferred gain on sale-leaseback	58,000	319,000
Other liabilities	639,000	676,000
Capital lease obligations, less current portion	304,000	445,000

Total liabilities	62,504,000	65,413,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,052,271 and 12,026,021 shares issued and outstanding at September 30, 2010 and March 31, 2010, respectively	121,000	120,000
Treasury stock, at cost, 14,400 shares of common stock at September 30, 2010 and none at March 31, 2010	(89,000)	—
Additional paid-in capital	92,934,000	92,792,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(981,000)	(1,426,000)
Retained earnings	16,276,000	10,255,000

Total shareholders’ equity	110,140,000	103,620,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$172,644,000	$169,033,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	$77,211,000	$72,127,000	$40,977,000	$39,437,000
Cost of goods sold	52,984,000	54,140,000	28,295,000	28,621,000

Gross profit	24,227,000	17,987,000	12,682,000	10,816,000
Operating expenses:
General and administrative	7,595,000	6,165,000	3,571,000	3,653,000
Sales and marketing	2,941,000	2,807,000	1,201,000	1,535,000
Research and development	762,000	668,000	396,000	334,000

Total operating expenses	11,298,000	9,640,000	5,168,000	5,522,000

Operating income	12,929,000	8,347,000	7,514,000	5,294,000
Other expense (income):
Gain on acquisition	—	(1,331,000)	—	(1,331,000)
Interest expense — net	3,303,000	1,970,000	1,701,000	974,000

Income before income tax expense	9,626,000	7,708,000	5,813,000	5,651,000
Income tax expense	3,605,000	3,078,000	2,312,000	2,216,000

Net income	$6,021,000	$4,630,000	$3,501,000	$3,435,000

Basic net income per share	$0.50	$0.39	$0.29	$0.29

Diluted net income per share	$0.49	$0.38	$0.29	$0.28

Weighted average number of shares outstanding:
Basic	12,043,818	11,967,797	12,038,636	11,973,510

Diluted	12,220,257	12,086,298	12,202,507	12,101,997

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
Cash flows from operating activities:	2010	2009
Net income	$6,021,000	$4,630,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,575,000	1,604,000
Amortization of intangible assets	387,000	258,000
Amortization of deferred gain on sale-leaseback	(262,000)	(262,000)
Amortization of deferred financing costs	42,000	—
Provision for inventory reserves	699,000	606,000
Provision for customer payment discrepancies	152,000	186,000
Net recovery of doubtful accounts	(98,000)	—
Deferred income taxes	173,000	587,000
Share-based compensation expense	29,000	98,000
Gain on acquisition	—	(1,331,000)
Impact of tax benefit on APIC pool from stock options exercised	3,000	36,000
Gain on redemption of short-term investment	(25,000)	—
Loss on disposal of assets	30,000	5,000
Changes in current assets and liabilities:
Accounts receivable	5,499,000	(1,366,000)
Inventory	3,442,000	(131,000)
Inventory unreturned	(442,000)	439,000
Prepaid expenses and other current assets	785,000	(166,000)
Other assets	(115,000)	116,000
Accounts payable and accrued liabilities	(434,000)	3,436,000
Customer finished goods returns accrual	(758,000)	(1,331,000)
Income tax payable	(179,000)	(297,000)
Deferred core revenue	1,677,000	(425,000)
Long-term core inventory	(8,704,000)	(1,503,000)
Long-term core inventory deposits	(216,000)	(1,317,000)
Other liabilities	(201,000)	(1,147,000)

Net cash provided by operating activities	9,080,000	2,725,000
Cash flows from investing activities:
Purchase of plant and equipment	(540,000)	(484,000)
Purchase of businesses	(464,000)	(2,489,000)
Long-term note receivable	(1,894,000)	—
Change in short term investments	186,000	37,000

Net cash used in investing activities	(2,712,000)	(2,936,000)
Cash flows from financing activities:
Borrowings under revolving loan	30,700,000	20,000,000
Repayments under revolving loan	(30,700,000)	(17,900,000)
Repayments of term loan	(1,000,000)	—
Deferred financing costs	(16,000)	—
Payments on capital lease obligations	(786,000)	(814,000)
Exercise of stock options	69,000	123,000
Excess tax benefit from employee stock options exercised	44,000	—
Impact of tax benefit on APIC pool from stock options exercised	(3,000)	(36,000)
Repurchase of common stock, including fees	(89,000)	—
Proceeds from issuance of common stock	1,000	—

Net cash (used in) provided by financing activities	(1,780,000)	1,373,000
Effect of exchange rate changes on cash	17,000	19,000

Net increase in cash	4,605,000	1,181,000
Cash — Beginning of period	1,210,000	452,000

Cash — End of period	$5,815,000	$1,633,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,288,000	$1,915,000
Income taxes, net of refunds	3,487,000	2,650,000
Non-cash investing and financing activities:
Settlement of accounts receivable in connection with the purchase of business.	$—	$1,123,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2010
(Unaudited)
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2010.
The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2 to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
Reclassification
Certain items in the Consolidated Balance Sheet for the fiscal year ended March 31, 2010 have been reclassified to conform to the fiscal 2011 presentation (Refer to Note 4).
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
2. Long Term Note Receivable
In August 2010, the Company made a loan in the amount of approximately $1,894,000 (the “Loan”) to Fenwick Automotive Products Limited (“Fenwick”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts pursuant to a debenture executed by Fenwick in favor of the Company (the “Debenture”). The Loan was to mature on the later of (i) October 21, 2010 and (ii) July 31, 2012 (provided that the indebtedness subject to the agreement among Fenwick, Royal Bank of Canada (“RBC”) and certain other parties, dated July 6, 2010, as amended from time to time (“RBC Indebtedness”), was fully renewed or replaced prior to expiration of the deadline in the agreement). Since the RBC Indebtedness was not renewed or replaced prior to the relevant deadline, the Company is treating the Loan as a demand note in long-term assets due to the subordination noted below. The Loan bears interest at a rate equal to the prime rate plus 8.75% per annum, which is payable in cash quarterly in arrears beginning on September 30, 2010.

The Loan is secured by a blanket lien on all of Fenwick’s assets, FAPL Holdings, Inc. (“FAPL”), Fenwick’s parent company, and each of Fenwick’s subsidiaries have also agreed to grant blanket liens of their assets to secure the Loan. The Company’s rights to the payment of any amounts due in connection with the Loan and its rights as a secured party under the security agreements are subordinated to the rights of RBC as a lender to, and secured party of, Fenwick. Upon the occurrence of an event of default, as defined in the Debenture, the Company may declare all amounts under the Debenture immediately due and payable.
In connection with the Loan, the Company was granted an option to purchase outstanding shares of FAPL (or at the election of the Company, another Fenwick entity) for an aggregate purchase price of CDN$10,000,000 (the “Option”). The minimum percentage of shares subject to the Option is 51% and increases, up to a maximum of 80%, for reductions below CDN$10,000,000 in FAPL’s adjusted net income for the fiscal year ending March 31, 2011. The Option is exercisable until August 25, 2012.
If the Company exercises the Option, the Company also has a call right, which expires on August 24, 2013, to acquire all the remaining outstanding shares of FAPL (or the applicable Fenwick entity) from its shareholders. If the call right expires without being exercised by the Company, the remaining shareholders are granted a put right to require the Company to acquire all the remaining outstanding shares. The payment for either the call or put shares shall be in cash or the Company’s common stock, or a combination thereof, at the Company’s option; provided, that the selling shareholders may require that up to 20% of the purchase price be paid in cash.
3. Intangible Assets
The following is a summary of the Company’s intangible assets at September 30, 2010 and March 31, 2010.

		September 30, 2010		March 31, 2010
	Weighted Average
	Amortization	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Period	Value	Amortization	Value	Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$152,000	$553,000	$115,000
Customer relationships	12 years	6,464,000	1,123,000	6,464,000	799,000
Non-compete agreements	5 years	257,000	82,000	257,000	56,000

Total	11 years	$7,274,000	$1,357,000	$7,274,000	$970,000

Amortization expense related to intangible assets was $387,000 and $258,000 during the six months ended September 30, 2010 and 2009, respectively. Amortization expense related to intangible assets was $193,000 and $151,000 during the three months ended September 30, 2010 and 2009, respectively. The aggregate estimated future amortization expense for intangible assets is as follows:

Year Ending March 31,
2011 - remaining six months	$387,000
2012	774,000
2013	774,000
2014	738,000
2015	670,000
Thereafter	2,574,000

Total	$5,917,000

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
Accounts receivable — net is comprised of the following:

	September 30, 2010		March 31, 2010
Accounts receivable — trade	$23,279,000		$30,977,000
Allowance for bad debts	(1,043,000)		(1,141,000)
Customer allowances earned	(7,700,000)		(5,104,000)
Customer payment discrepancies	(525,000)		(553,000)
Customer returns RGA issued (1)	(3,730,000)		(2,582,000)
Customer core returns accruals	(11,883,000)		(16,044,000)

Less: total accounts receivable offset accounts	(24,881,000)		(25,424,000)

Total accounts receivable — net	$(1,602,000	) (2)	$5,553,000

(1)	The portion of customer unit returns for which an RGA was issued at period end for in-transit unit returns (warranty returns) and finished goods returns (stock adjustment returns) is recorded as an offset account to accounts receivable — net. The estimated future warranty and stock adjustment returns accrual portion for which an RGA has not been issued is presented as a current liability in the Company’s Consolidated Balance Sheets at September 30, 2010 and March 31, 2010, of $6,696,000 and $7,454,000, respectively. The March 31, 2010 customer finished goods returns accrual reclassification from accounts receivable — net to current liabilities totaling $7,454,000 did not have any impact on the Company’s debt covenant calculations, consolidated financial position or results of operations.

(2)	Accounts receivable — net has been reclassified and included in accrued liabilities in the Company’s Consolidated Balance Sheet at September 30, 2010.
Warranty Returns
The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At September 30, 2010, the warranty return accrual of $1,658,000 was included under the customer returns RGA issued in the above table and the warranty estimate of $1,317,000 was included in customer finished goods returns accrual in the Consolidated Balance Sheets.
Change in the Company’s warranty return accrual is as follows:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Balance at beginning of period	$(3,445,000)	$(2,596,000)	$(3,594,000)	$(2,604,000)
Charged to expense	19,219,000	18,406,000	10,254,000	10,211,000
Amounts processed	(19,689,000)	(17,863,000)	(10,873,000)	(9,676,000)

Balance at end of period	$(2,975,000)	$(3,139,000)	$(2,975,000)	$(3,139,000)

5. Inventory
Inventory includes non-core inventory, inventory unreturned, long-term core inventory, long-term core inventory deposit and is comprised of the following:

	September 30, 2010	March 31, 2010
Non-core inventory
Raw materials	$10,996,000	$10,362,000
Work-in-process	170,000	29,000
Finished goods	18,497,000	22,919,000

	29,663,000	33,310,000
Less allowance for excess and obsolete inventory	(1,890,000)	(1,763,000)

Total	$27,773,000	$31,547,000

Inventory unreturned	$4,366,000	$3,924,000

Long-term core inventory
Used cores held at the Company’s facilities	$20,971,000	$14,491,000
Used cores expected to be returned by customers	3,711,000	3,350,000
Remanufactured cores held in finished goods	16,214,000	17,955,000
Remanufactured cores held at customers’ locations	36,234,000	32,878,000

	77,130,000	68,674,000
Less allowance for excess and obsolete inventory	(828,000)	(717,000)

Total	$76,302,000	$67,957,000

Long-term core inventory deposit	$25,984,000	$25,768,000

6. Major Customers
The Company’s four largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Six Months Ended		Three Months Ended
	September 30,		September 30,
Sales	2010	2009	2010	2009
Customer A	48%	44%	48%	42%
Customer B	19%	26%	21%	28%
Customer C	8%	8%	6%	9%
Customer D	8%	8%	7%	7%

Accounts receivable - trade	September 30, 2010	March 31, 2010
Customer A	40%	24%
Customer B	4%	15%
Customer C	11%	31%
Customer D	9%	4%
For the six months ended September 30, 2010 and 2009, one supplier provided approximately 18% and 30%, respectively, of the raw materials purchased. For the three months ended September 30, 2010 and 2009, one supplier provided approximately 15% and 33%, respectively, of the raw materials purchased. No other supplier accounted for more than 10% of the Company’s raw materials purchases for the six and three months ended September 30, 2010 or 2009.

7. Debt
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
The Revolving Loan and the Term Loan bear interest at the bank’s reference rate, plus an applicable margin, or a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin, as selected by the Company in accordance with the Credit Agreement. The Credit Agreement, among other things, requires the Company to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. The Company was in compliance with all financial covenants under the Credit Agreement as of September 30, 2010.
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
In November 2010, the Company entered into a second amendment to the Credit Agreement with its Lenders. This amendment, among other things, extended the expiration date of the Revolving Loan to October 2012.
The Lenders hold a security interest in substantially all of the Company’s assets. There was no outstanding balance on the Revolving Loan at September 30, 2010 and March 31, 2010. The Company had reserved $1,826,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $1,808,000 for commercial letters of credit as of September 30, 2010. As of September 30, 2010, $31,366,000 was available under the Revolving Loan, and of this, $10,000,000 was reserved for use in the event the Company’s largest customer discontinued its current practice of having the Company’s receivables discounted.
8. Accounts Receivable Discount Programs
The Company has established receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customers’ receivables aggregating $70,950,000 and $31,113,000 for the six months ended September 30, 2010 and 2009, respectively, by a weighted average of 325 days and 337 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the six months ended September 30, 2010 and 2009 was 4.5% and 4.7%, respectively. The amount of the discount on these receivables, $2,855,000 and $1,389,000 for the six months ended September 30, 2010 and 2009, respectively, was recorded as interest expense.
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

The following presents a reconciliation of basic and diluted net income per share.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$6,021,000	$4,630,000	$3,501,000	$3,435,000

Basic shares	12,043,818	11,967,797	12,038,636	11,973,510
Effect of dilutive stock options and warrants	176,439	118,501	163,871	128,487

Diluted shares	12,220,257	12,086,298	12,202,507	12,101,997

Net income per share:
Basic	$0.50	$0.39	$0.29	$0.29

Diluted	$0.49	$0.38	$0.29	$0.28

The effect of dilutive options and warrants excludes 1,144,984 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $7.27 to $15.00 per share for the six and three months ended September 30, 2010, respectively — all of which were anti-dilutive. The effect of dilutive options and warrants excludes 1,256,649 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $4.60 to $15.00 per share for the six months ended September 30, 2009 and 1,248,316 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $5.00 to $15.00 per share for the three months ended September 30, 2009 — all of which were anti-dilutive.
10. Comprehensive Income
Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income, unrealized (loss) gain on short-term investments and foreign currency translation adjustments.

	Six Months Ended		Three Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$6,021,000	$4,630,000	$3,501,000	$3,435,000
Unrealized (loss) gain on short-term investments	(14,000)	55,000	13,000	26,000
Foreign currency translation	459,000	(287,000)	428,000	(280,000)

Comprehensive net income	$6,466,000	$4,398,000	$3,942,000	$3,181,000

11. Income Taxes
Income tax expenses for the six and three months ended September 30, 2010 and 2009 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, during the six months ended September 30, 2010, the rate was further offset to a rate below the federal statutory rate by a reduction in the liability for unrealized tax benefits due to the conclusion of the Internal Revenue Service (“IRS”) examination noted below.
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
The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $6,844,000 and $6,159,000 at September 30, 2010 and March 31, 2010, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.
The following tables show the effect of the Company’s derivative instruments on its Consolidated Statement of Income:

	Loss (Gain) Recognized within General and Administrative Expenses
	Six Months Ended		Three Months Ended
Derivatives Not Designated as	September 30,		September 30,
Hedging Instruments	2010	2009	2010	2009
Forward foreign currency exchange contracts	$332,000	$(1,103,000)	$(139,000)	$(139,000)
The fair value of the forward foreign currency exchange contracts of $185,000 and $517,000 is included in prepaid expenses and other current assets in the Consolidated Balance Sheets at September 30, 2010 and March 31, 2010, respectively.

13. Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of September 30, 2010 and March 31, 2010:

	September 30, 2010				March 31, 2010
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Cash	—	—	—	—	$207,000	$207,000	—	—
Mutual funds	$265,000	$265,000	—	—	244,000	244,000	—	—
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	185,000	—	$185,000	—	517,000	—	$517,000	—

Liabilities
Other current liabilities
Deferred compensation	265,000	265,000	—	—	451,000	451,000	—	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the six months ended September 30, 2010 and 2009, a loss of $332,000 and a gain of $1,103,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the each of the three month periods ended September 30, 2010 and 2009, a gain of $139,000 was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.
During the six and three months ended September 30, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amount of the long-term note receivable approximates its fair value based on current rates at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturity. The carrying amounts of the Revolving Loan, Term Loan and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.
14. Treasury Stock
In March 2010, the Company’s Board of Directors authorized a share repurchase program of up to $5,000,000 of the Company’s outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which the Company can repurchase shares under this program. During July 2010, the Company repurchased 14,400 shares at a total cost of approximately $89,000.
15. New Accounting Pronouncements
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
Disclosure Requirements Related to Financing Receivables
In July 2010, the FASB issued an update which requires enhanced disclosures about the credit quality of financing receivables and the related allowance for credit losses. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. Disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The Company does not expect the adoption of this guidance on December 31, 2010 to have any material impact on its consolidated financial position and results of operations. The disclosures required about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance on January 1, 2011 to have any material impact on its consolidated financial position and the results of operations.

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
Disclosure Regarding Private Securities Litigation Reform Act of 1995
This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers, our ability to obtain any additional financing we may seek or require, our ability to maintain positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our credit agreement and our lenders’ refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs and other factors discussed herein and in our other filings with the SEC.
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

In August 2010, we made a $1,894,000 secured loan to Fenwick Automotive Products Limited (“Fenwick”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts. In connection with this loan, we have an option to acquire substantial ownership interest in Fenwick. We believe this transaction provides us potential opportunities to expand beyond our existing product lines of alternators and starters and further enhance our market presence in North America.
Results of Operations for the Three Months Ended September 30, 2010 and 2009
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	September 30,
	2010	2009

Gross profit percentage	30.9%	27.4%
Cash flow provided by (used in) operations	$9,013,000	$(245,000)
Finished goods turnover (annualized) (1)	5.6	5.9
Annualized return on equity (2)	13.5%	14.8%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	September 30,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	69.1	72.6

Gross profit	30.9	27.4
Operating expenses:
General and administrative	8.7	9.3
Sales and marketing	2.9	3.9
Research and development	1.0	0.8

Operating income	18.3	13.4
Gain on acquisition	—	3.4
Interest expense, net	4.2	2.5
Income tax expense	5.6	5.6

Net income	8.5%	8.7%

Net Sales. Net sales for the three months ended September 30, 2010 increased by $1,540,000 to $40,977,000 compared to net sales for the three months ended September 30, 2009 of $39,437,000. The increase in our net sales was primarily due to increased sales to our existing customers and increased sales to several new customers.

Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the three months ended September 30, 2010 to 69.1% from 72.6% for the three months ended September 30, 2009, resulting in a corresponding increase in our gross profit of 3.5% to 30.9% for the three months ended September 30, 2010 from 27.4% for the three months ended September 30, 2009. The increase in the gross profit percentage was primarily due to lower per unit manufacturing costs as compared to the three months ended September 30, 2009.
General and Administrative. Our general and administrative expenses for the three months ended September 30, 2010 were $3,571,000, which represents a decrease of $82,000, or 2.2%, from general and administrative expenses for the three months ended September 30, 2009 of $3,653,000. This decrease in general and administrative expenses during the three months ended September 30, 2010 was primarily due to (i) $233,000 of decreased employee-related expenses and (ii) $74,000 of decreased professional services fees. These decreases in general and administrative expenses were partly offset by (i) $183,000 of increased general and administrative expenses at our offshore manufacturing facilities and (ii) $47,000 of increased travel expense.
Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2010 decreased $334,000, or 21.8%, to $1,201,000 from $1,535,000 for the three months ended September 30, 2009. This decrease was due primarily to (i) reversal of commission expenses in connection with our prior year acquisition as certain thresholds were not met and (ii) decreased catalog expenses.
Research and Development. Our research and development expenses increased by $62,000, or 18.6%, to $396,000 for the three months ended September 30, 2010 from $334,000 for the three months ended September 30, 2009. The increase in research and development expenses was due primarily to employee-related expenses and an increase in the cost of supplies compared to the three months ended September 30, 2009.
Gain on Acquisition. During the three months ended September 30, 2009, we recorded a gain of $1,331,000 in connection with our August 2009 acquisition as the estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred.
Interest Expense, Net. Our interest expense, net of interest income of $23,000, for the three months ended September 30, 2010 was $1,701,000. This represents an increase of $727,000, or 74.6%, over interest expense of $974,000 for the three months ended September 30, 2009. This increase was primarily attributable to a higher balance of receivables being discounted under the receivable discount programs during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.
Income Tax. For the three months ended September 30, 2010 and 2009, we recognized income tax expense of $2,312,000 and $2,216,000, respectively. Our effective tax rates for the three months ended September 30, 2010 and 2009 were 39.8% and 39.2%, respectively. This increase was primarily due to a decrease in the benefit of lower statutory rates in foreign taxing jurisdiction during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009.
Results of Operations for the Six Months Ended September 30, 2010 and 2009
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Six Months Ended
	September 30,
	2010	2009

Gross profit percentage	31.4%	24.9%
Cash flow provided by operations	$9,080,000	$2,725,000
Finished goods turnover (annualized) (1)	5.1	5.6
Annualized return on equity (2)	11.6%	9.9%

(1)	Annualized finished goods turnover for the six months ended September 30, 2010 and 2009 is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for each six month period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the six months ended September 30, 2010 and 2009 multiplied by 2 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Six Months Ended
	September 30,
	2010	2009

Net sales	100.0%	100.0%
Cost of goods sold	68.6	75.1

Gross profit	31.4	24.9
Operating expenses:
General and administrative	9.8	8.5
Sales and marketing	3.8	3.9
Research and development	1.0	0.9

Operating income	16.8	11.6
Gain on acquisition	—	1.8
Interest expense, net	4.3	2.7
Income tax expense	4.7	4.3

Net income	7.8%	6.4%

Net Sales. Net sales for the six months ended September 30, 2010 increased by $5,084,000 to $77,211,000 compared to net sales for the six months ended September 30, 2009 of $72,127,000. The increase in our net sales was primarily due to increased sales to our existing customers and increased sales to several new customers.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the six months ended September 30, 2010 to 68.6% from 75.1% for the six months ended September 30, 2009, resulting in a corresponding increase in our gross profit of 6.5% to 31.4% for the six months ended September 30, 2010 from 24.9% for the six months ended September 30, 2009. The increase in the gross profit percentage was primarily due to lower per unit manufacturing costs during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009.
General and Administrative. Our general and administrative expenses for the six months ended September 30, 2010 were $7,595,000, which represents an increase of $1,430,000, or 23.2%, from general and administrative expenses for the six months ended September 30, 2009 of $6,165,000. This increase in general and administrative expenses during the six months ended September 30, 2010 was primarily due to a loss of $332,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a gain of $1,103,000 during the six months ended September 30, 2009.
Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2010 increased $134,000, or 4.8%, to $2,941,000 from $2,807,000 for the six months ended September 30, 2009. This increase was due primarily to (i) the addition of employees as a result of our acquisition in the prior year and (ii) increased travel expenses. These increases were partly offset by (i) reversal of commission expenses in connection with our prior year acquisition as certain thresholds were not met and (ii) decreased catalog expenses.
Research and Development. Our research and development expenses increased by $94,000, or 14.1%, to $762,000 for the six months ended September 30, 2010 from $668,000 for the six months ended September 30, 2009. The increase in research and development expenses was due primarily to employee-related expenses and an increase in the cost of supplies compared to the six months ended September 30, 2009.
Gain on Acquisition. During the six months ended September 30, 2009, we recorded a gain of $1,331,000 in connection with our August 2009 acquisition as the estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred.
Interest Expense, Net. Our interest expense, net of interest income of $23,000, for the six months ended September 30, 2010 was $3,303,000. This represents an increase of $1,333,000, or 67.7%, over interest expense of $1,970,000 for the six months ended September 30, 2009. This increase was primarily attributable to a higher balance of receivables being discounted under the receivable discount programs during the six months ended September 30, 2010 as compared to the six months ended September 30, 2009. This increase in net interest expense was partly offset by a decrease in interest expense incurred on our Revolving Loan and capital lease obligations.
Income Tax. For the six months ended September 30, 2010, we recognized income tax expense of $3,605,000 compared to an income tax expense of $3,078,000 recognized for the six months ended September 30, 2009. Our effective tax rate for the six months ended September 30, 2010 and 2009 was 37.5% and 39.9%, respectively. The lower effective tax rate for the six months ended September 30, 2010 reflects a reduction in the liability for unrecognized tax benefits due to the conclusion of an IRS examination of the federal tax returns for fiscal years ended March 31, 2007 and March 31, 2008. We were notified during May 2010 that the IRS required no changes to our tax returns for those fiscal years as filed.
Liquidity and Capital Resources
Overview
At September 30, 2010, we had working capital of $1,337,000, a ratio of current assets to current liabilities of 1:1, and cash of $5,815,000, compared to working capital of $3,399,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,210,000 at March 31, 2010. The decrease in working capital from March 31, 2010 primarily resulted from a decrease in our non-core inventory levels, which was due primarily to higher sales, and a decrease in our accounts receivable balance due primarily to a higher balance of receivables being discounted under the receivable discount programs, which allowed us to pay down our accounts payable balances.
During the six months ended September 30, 2010, we used cash generated by operations and from our use of receivable discount programs with certain of our major customers as our primary sources of liquidity. These sources were primarily used to make the quarterly principal payment on the Term Loan and pay the purchase price holdback in connection with our May 2008 acquisition. In addition, in August 2010, we made a secured loan of $1,894,000 to Fenwick.
We believe our cash generated by operations, amounts available under our Revolving Loan, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments, repayment of the current portion of our Term Loan, and capital expenditure obligations over the next twelve months.
Cash Flows
Net cash provided by operating activities was $9,080,000 and $2,725,000 for the six months ended September 30, 2010 and 2009, respectively. The most significant changes in operating activities for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 were (i) a higher balance of receivables being discounted under the receivable discount programs we have with certain of our major customers and (ii) a decrease in our non-core inventory levels due primarily to higher sales. These changes in operating activities were partly offset by (i) an increase in our long-term core inventory levels and (ii) a decrease in our accounts payable balances. During the six months ended September 30, 2010, the increase in long-term core inventory was primarily due to increase in our Used Cores held in our facilities and increase in Remanufactured Cores held for sale at our customers’ locations.

Net cash used in investing activities was $2,712,000 and $2,936,000 during the six months ended September 30, 2010 and 2009, respectively. The decrease in net cash used in investing activities primarily resulted from the payment of the purchase price holdback of $464,000 in connection with our May 2008 acquisition compared to the payment of $2,489,000 during the six months ended September 30, 2009 for our acquisitions. This decrease in net cash used in investing activities was partly offset by the secured loan made to Fenwick in August 2010. Capital expenditures for the six months ended September 30, 2010 primarily related to the purchase of equipment for our manufacturing facilities and improvements to our California facility compared to purchases in the same period of the prior year primarily related to purchases of equipment for our manufacturing facilities.
Net cash used in financing activities was $1,780,000 during the six months ended September 30, 2010 compared to net cash provided by financing activities of $1,373,000 during the six months ended September 30, 2009. This change was primarily due to repayments of our Term Loan during the six months ended September 30, 2010 compared to borrowings under our previous revolving loan during the six months ended September 30, 2009. Additionally, during the six months ended September 30, 2010, we repurchased 14,400 shares at a total cost of $89,000 pursuant to a share repurchase program authorized by our Board of Directors in March 2010.
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
The Credit Agreement, among other things, requires us to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. We were in compliance with all financial covenants under the Credit Agreement as of September 30, 2010.
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
In November 2010, we entered into a second amendment to the Credit Agreement with our Lenders. This amendment, among other things, (i) extended the expiration date of the Revolving Loan to October 2012 and (ii) lowered the applicable margins on our borrowings to the levels described below.
The Lenders hold a security interest in substantially all of our assets. There was no outstanding balance on the Revolving Loan at September 30, 2010 and March 31, 2010. Additionally, we had reserved $1,826,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $1,808,000 for commercial letters of credit as of September 30, 2010. As of September 30, 2010, $31,366,000 was available under the Revolving Loan, and of this, $10,000,000 was reserved for use in the event our largest customer discontinued its current practice of having our receivables discounted.

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

Leverage Ratio	Applicable LIBOR Margin	Applicable Reference Rate Margin
Less than 1.0:1.0	250 basis points	125 basis points
Greater than or equal to 1.0:1.0, but less than 1.5:1.0	275 basis points	150 basis points
Greater than or equal to 1.5:1.0	300 basis points	175 basis points
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
Receivable Discount Programs
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The weighted average discount under this program was 4.5% during the six months ended September 30, 2010 and has allowed us to accelerate collection of receivables aggregating $70,950,000 by a weighted average of 325 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest expense of $2,855,000 during the six months ended September 30, 2010. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers.
Off-Balance Sheet Arrangements
At September 30, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Capital Expenditures and Commitments
Capital Expenditures
Our capital expenditures were $540,000 for the six months ended September 30, 2010 and primarily related to the purchase of equipment for our manufacturing facilities and improvements for our California facility. We expect our fiscal year 2011 capital expenditures to be approximately $2.0 million. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
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
Disclosure Requirements Related to Financing Receivables
In July 2010, the FASB issued an update which requires enhanced disclosures about the credit quality of financing receivables and the related allowance for credit losses. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. Disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. We do not expect the adoption of this guidance on December 31, 2010 to have any material impact on our consolidated financial position and results of operations. The disclosures required about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. We do not expect the adoption of this guidance on January 1, 2011 to have any material impact on our consolidated financial position and the results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2010, which was filed on June 14, 2010.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the second quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Issuer Purchases of Equity Securities
The following table presents information about our purchases of shares of our common stock during the fiscal quarter ended September 30, 2010:

Maximum Approximate
			Total Number of	Dollar Value of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	Be Purchased Under
		Average Price Paid	Announced Plans or	the Plans or
Period	Total Number of Shares Purchased	per Share	Programs(1)	Programs(1)(2)
July 1 - July 31, 2010	14,400	$6.16	14,400	$4,911,339
August 1 - August 31, 2010	—	—	—	—
September 1 - September 30, 2010	—	—	—	—

(1)	On March 16, 2010, we announced that our Board of Directors had authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which we can repurchase shares under this program.

(2)	Excludes brokerage commissions paid by us.
Item 5. Other Information
On August 18, 2010, our Board of Directors adopted and approved, effective immediately, our Amended and Restated By-Laws (the “Amended and Restated By-Laws”) that, among other things, (i) added advance notice provisions, (ii) conformed the language of the by-laws to certain aspects of New York law and (iii) clarified and modernized certain other by-law provisions.
The advance notice provisions in the Amended and Restated By-Laws, among other things:
•	require shareholders to provide advance notice of shareholder proposals or nominations (other than Rule 14a-8 proposals or nominations) sought to be made at an annual meeting not less than 90 days nor more than 120 days prior to first anniversary of the preceding year’s annual meeting, subject to specified conditions;

•	require disclosure of material interests of shareholders making proposals or nominations or acting by written consent including, among other things, ownership interests, derivative positions, voting arrangements, hedged positions and other economic and voting interests, as well as any other agreements and arrangements between the shareholder making the proposal or nomination and any other persons regarding the proposal or nomination;

•	require disclosure of certain information regarding any proposed director nominees including, among other things, all material interests of the proposed director nominees and any material relationships between the shareholder proponents and their affiliates on the one hand, and the proposed director nominees and their affiliates, on the other hand;

•	require a reasonably detailed description of all agreements, arrangements and understandings between any shareholder proponents or between any shareholder proponent and any other person or entity in connection with any proposed business;

•	require these disclosures to be updated and supplemented so as to be accurate as of the record date for a meeting and as of 10 business days prior to the meeting, or, for actions by written consent 5 business days prior to the date that the consent solicitation is commenced; and

•	clarify that the requirements in the Amended and Restated By-Laws do not apply to shareholder proposals made pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended (which provides certain different procedural requirements).
The foregoing summary of the Amended and Restated By-Laws does not purport to be complete and is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, a copy of which is attached as Exhibit 3.6 hereto and incorporated herein by reference.
On November 3, 2010, we entered into a Second Amendment to our Credit Agreement (the “Second Amendment”) with Union Bank, N.A. and Branch Banking & Trust Company. The Second Amendment, among other things, (i) extended the term of the Credit Agreement from October 28, 2011 to October 29, 2012 and (ii) lowered the applicable margins used to determine the interest rates under our Revolving Loan and Term Loan so that they are determined as set forth below:
        .

Leverage Ratio	Applicable LIBOR Margin	Applicable Reference Rate Margin
Less than 1.0:1.0	250 basis points	125 basis points
Greater than or equal to 1.0:1.0, but less than 1.5:1.0	275 basis points	150 basis points
Greater than or equal to 1.5:1.0	300 basis points	175 basis points
The foregoing summary of the Second Amendment does not purport to be complete and is qualified in its entirety by the terms of the Second Amendment, which is attached as Exhibit 10.4 hereto and incorporated herein by reference.

Item 6. Exhibits
(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004

Number	Description of Exhibit	Method of Filing
Annual Shareholders Meeting.

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	First Amendment to the Revolving Credit and Term Loan Agreement, dated as of May 12, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 13, 2010.

10.2	Debenture, dated August 24, 2010, issued by Fenwick Automotive Products Limited to Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2010.

10.3	Addendum to Unanimous Shareholders Agreement, dated August 24, 2010, between Motorcar Parts of America, Inc., Fenwick Enterprises Inc., Escal Holdings Inc., Fencity Holdings Inc., Jofen Holdings Inc., Gordon Fenwick, Paul Fenwick, Joel Fenwick, Stanley Fenwick, Karen Fenwick, Jack Shuster and FAPL Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 30, 2010.

10.4	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of November 3, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: November 8, 2010	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 8, 2010	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer