Form 10-Q
period 2010-12-31
MOTORCAR PARTS AMERICA INC
filed 2011-02-07
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
There were 12,067,271 shares of Common Stock outstanding at February 2, 2011.

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

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2010	March 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash	$622,000	$1,210,000
Short-term investments	289,000	451,000
Accounts receivable — net	2,758,000	5,553,000
Inventory— net	28,781,000	31,547,000
Inventory unreturned	4,151,000	3,924,000
Deferred income taxes	8,431,000	8,391,000
Prepaid expenses and other current assets	2,677,000	2,735,000

Total current assets	47,709,000	53,811,000
Plant and equipment — net	11,468,000	12,693,000
Long-term core inventory — net	78,603,000	67,957,000
Long-term core inventory deposit	25,984,000	25,768,000
Long-term deferred income taxes	760,000	951,000
Long-term note receivable	4,863,000	—
Intangible assets — net	5,724,000	6,304,000
Other assets	1,722,000	1,549,000

TOTAL ASSETS	$176,833,000	$169,033,000

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,856,000	$31,603,000
Accrued liabilities	1,006,000	1,863,000
Accrued salaries and wages	2,936,000	3,590,000
Accrued workers’ compensation claims	1,265,000	1,574,000
Customer finished goods returns accrual	7,408,000	7,454,000
Income tax payable	49,000	678,000
Revolving loan	300,000	—
Other current liabilities	527,000	697,000
Current portion of term loan	2,000,000	2,000,000
Current portion of capital lease obligations	267,000	953,000

Total current liabilities	47,614,000	50,412,000
Term loan, less current portion	6,000,000	7,500,000
Deferred core revenue	7,977,000	6,061,000
Deferred gain on sale-leaseback	13,000	319,000
Other liabilities	686,000	676,000
Capital lease obligations, less current portion	249,000	445,000

Total liabilities	62,539,000	65,413,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,067,271 and 12,026,021 shares issued and outstanding at December 31, 2010 and March 31, 2010, respectively	121,000	120,000
Treasury stock, at cost, 14,400 shares of common stock at December 31, 2010 and none at March 31, 2010	(89,000)	—
Additional paid-in capital	93,081,000	92,792,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(735,000)	(1,426,000)
Retained earnings	20,037,000	10,255,000

Total shareholders’ equity	114,294,000	103,620,000

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$176,833,000	$169,033,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net sales	$118,499,000	$108,609,000	$41,288,000	$36,482,000
Cost of goods sold	81,099,000	79,745,000	28,115,000	25,605,000

Gross profit	37,400,000	28,864,000	13,173,000	10,877,000
Operating expenses:
General and administrative	11,979,000	9,966,000	4,384,000	3,801,000
Sales and marketing	4,739,000	4,355,000	1,798,000	1,548,000
Research and development	1,153,000	1,023,000	391,000	355,000

Total operating expenses	17,871,000	15,344,000	6,573,000	5,704,000

Operating income	19,529,000	13,520,000	6,600,000	5,173,000
Other expense (income):
Gain on acquisition	—	(1,331,000)	—	—
Interest expense — net	4,300,000	3,746,000	997,000	1,776,000

Income before income tax expense	15,229,000	11,105,000	5,603,000	3,397,000
Income tax expense	5,447,000	4,330,000	1,842,000	1,252,000

Net income	$9,782,000	$6,775,000	$3,761,000	$2,145,000

Basic net income per share	$0.81	$0.57	$0.31	$0.18

Diluted net income per share	$0.80	$0.56	$0.30	$0.18

Weighted average number of shares outstanding:
Basic	12,038,296	11,977,239	12,042,792	11,996,021

Diluted	12,254,510	12,098,126	12,399,211	12,126,420

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
	2010	2009
Cash flows from operating activities:
Net income	$9,782,000	$6,775,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,331,000	2,419,000
Amortization of intangible assets	580,000	451,000
Amortization of deferred gain on sale-leaseback	(306,000)	(393,000)
Amortization of deferred financing costs	64,000	15,000
Provision for inventory reserves	1,454,000	851,000
Provision for customer payment discrepancies	563,000	219,000
Net (recovery of) provision for doubtful accounts	(39,000)	74,000
Deferred income taxes	160,000	702,000
Share-based compensation expense	46,000	120,000
Gain on acquisition	—	(1,331,000)
Impact of tax benefit on APIC pool from stock options exercised	36,000	36,000
Gain on redemption of short-term investment	(25,000)	—
Loss on disposal of assets	37,000	5,000
Changes in current assets and liabilities:
Accounts receivable	2,271,000	13,784,000
Inventory	2,209,000	(3,951,000)
Inventory unreturned	(227,000)	441,000
Prepaid expenses and other current assets	26,000	(563,000)
Other assets	(180,000)	(430,000)
Accounts payable and accrued liabilities	(464,000)	6,184,000
Customer finished goods returns accrual	(46,000)	(1,998,000)
Income tax payable	(641,000)	(830,000)
Deferred core revenue	1,917,000	(173,000)
Long-term core inventory	(11,535,000)	(3,871,000)
Long-term core inventory deposits	(216,000)	(1,317,000)
Other liabilities	(163,000)	(1,364,000)

Net cash provided by operating activities	7,634,000	15,855,000
Cash flows from investing activities:
Purchase of plant and equipment	(1,119,000)	(816,000)
Purchase of businesses	(464,000)	(2,622,000)
Long-term note receivable	(4,863,000)	—
Change in short term investments	178,000	22,000

Net cash used in investing activities	(6,268,000)	(3,416,000)
Cash flows from financing activities:
Borrowings under revolving loan	39,700,000	26,200,000
Repayments under revolving loan	(39,400,000)	(47,100,000)
Proceeds from term loan	—	10,000,000
Repayments of term loan	(1,500,000)	—
Deferred financing costs	(16,000)	(414,000)
Payments on capital lease obligations	(882,000)	(1,218,000)
Exercise of stock options	166,000	123,000
Excess tax benefit from employee stock options exercised	78,000	—
Impact of tax benefit on APIC pool from stock options exercised	(36,000)	(36,000)
Repurchase of common stock, including fees	(89,000)	—
Proceeds from issuance of common stock	1,000	—

Net cash used in financing activities	(1,978,000)	(12,445,000)
Effect of exchange rate changes on cash	24,000	19,000

Net (decrease) increase in cash	(588,000)	13,000
Cash — Beginning of period	1,210,000	452,000

Cash — End of period	$622,000	$465,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$4,306,000	$3,672,000
Income taxes, net of refunds	6,658,000	4,050,000
Non-cash investing and financing activities:
Settlement of accounts receivable in connection with the purchase of business	$—	$1,123,000
The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2010
(Unaudited)
Basis of Presentation
The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine and three months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2010, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2010.
The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.
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
2. Long Term Note Receivable
In August 2010, the Company made a loan in the amount of approximately $1,894,000 (the “Original Loan”) to Fenwick Automotive Products Limited (“Fenwick”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts, pursuant to a debenture executed by Fenwick in favor of the Company (the “Original Debenture”). In December 2010, the Company made an additional loan in the amount of approximately $2,969,000 to Fenwick pursuant to an amended and restated debenture (the “Amended and Restated Debenture”), bringing the total aggregate loan amount to approximately $4,863,000 (the “Aggregate Loan”). The Aggregate Loan matures on July 31, 2012 and bears interest at a rate equal to the prime rate plus 8.75% per annum, which is payable in cash quarterly in arrears beginning on December 31, 2010.

The Aggregate Loan is secured by a blanket lien on all of Fenwick’s assets. FAPL Holdings, Inc. (“FAPL”), Fenwick’s parent company, and each of Fenwick’s Canadian and U.S. subsidiaries have also agreed to grant blanket liens of their assets to secure the Aggregate Loan. The Company’s rights to the payment of any amounts due in connection with the Aggregate Loan and its rights as a secured party under the security agreements are subordinated to the rights of Manufactures and Traders Trust Company (“M&T Bank”), as a lender to, and secured party of, Fenwick. Upon the occurrence of an event of default, as defined in the Amended and Restated Debenture, the Company may declare all amounts under the Amended and Restated Debenture immediately due and payable.
In connection with the Aggregate Loan, the Company was granted an amended option (the “Amended Option”) to purchase treasury shares representing 80% of the common stock of FAPL (or at the election of the Company, another Fenwick entity) for an aggregate purchase price of CDN$10,000,000. The Amended Option is exercisable until August 23, 2012.
If the Company exercises the Amended Option, the Company also has a call right, which expires on August 24, 2013, to acquire all the remaining outstanding shares of FAPL (or the applicable Fenwick entity) from its other shareholders for an aggregate purchase price of 360,000 shares of common stock of the Company plus an additional 40,000 shares of common stock of the Company if FAPL’s adjusted net income for the fiscal year ending March 31, 2011 is equal to or greater than CDN$4,000,000 (the “Call Right Exercise Price”). If the call right expires without being exercised by the Company, the remaining shareholders are granted a put right to require the Company to acquire all the remaining outstanding shares at the Call Right Exercise Price.
3. Intangible Assets
The following is a summary of the Company’s intangible assets at December 31, 2010 and March 31, 2010.

	Weighted
	Average	December 31, 2010		March 31, 2010
	Amortization		Accumulated		Accumulated
	Period	Gross Carrying Value	Amortization	Gross Carrying Value	Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$170,000	$553,000	$115,000
Customer relationships	12 years	6,464,000	1,285,000	6,464,000	799,000
Non-compete agreements	5 years	257,000	95,000	257,000	56,000

Total	11 years	$7,274,000	$1,550,000	$7,274,000	$970,000

Amortization expense related to intangible assets was $580,000 and $451,000 during the nine months ended December 31, 2010 and 2009, respectively. Amortization expense related to intangible assets was $193,000 during both the three months ended December 31, 2010 and 2009. The aggregate estimated future amortization expense for intangible assets is as follows:

Year Ending March 31,
2011 — remaining three months	$194,000
2012	774,000
2013	774,000
2014	738,000
2015	670,000
Thereafter	2,574,000

Total	$5,724,000

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
Accounts receivable — net is comprised of the following:

	December 31, 2010	March 31, 2010
Accounts receivable — trade	$23,275,000	$30,977,000
Allowance for bad debts	(1,104,000)	(1,141,000)
Customer allowances earned	(6,451,000)	(5,104,000)
Customer payment discrepancies	(543,000)	(553,000)
Customer returns RGA issued (1)	(2,273,000)	(2,582,000)
Customer core returns accruals	(10,146,000)	(16,044,000)

Less: total accounts receivable offset accounts	(20,517,000)	(25,424,000)

Total accounts receivable — net	$2,758,000	$5,553,000

(1)	The portion of customer unit returns for which an RGA was issued at period end for in-transit unit returns (warranty returns) and finished goods returns (stock adjustment returns) is recorded as an offset account to accounts receivable — net. The estimated future warranty and stock adjustment returns accrual portion for which an RGA has not been issued is presented as a current liability in the Company’s Consolidated Balance Sheets at December 31, 2010 and March 31, 2010, of $7,408,000 and $7,454,000, respectively. The March 31, 2010 customer finished goods returns accrual reclassification from accounts receivable — net to current liabilities totaling $7,454,000 did not have any impact on the Company’s debt covenant calculations, consolidated financial position or results of operations.
Warranty Returns
The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At December 31, 2010, the warranty return accrual of $1,336,000 was included under the customer returns RGA issued in the above table and the warranty estimate of $1,325,000 was included in customer finished goods returns accrual in the Consolidated Balance Sheets.
Change in the Company’s warranty return accrual is as follows:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Balance at beginning of period	$(3,445,000)	$(2,596,000)	$(2,975,000)	$(3,139,000)
Charged to expense	28,841,000	26,668,000	9,622,000	8,262,000
Amounts processed	(29,625,000)	(26,788,000)	(9,936,000)	(8,925,000)

Balance at end of period	$(2,661,000)	$(2,476,000)	$(2,661,000)	$(2,476,000)

5. Inventory
Inventory includes non-core inventory, inventory unreturned, long-term core inventory, long-term core inventory deposit and is comprised of the following:

	December 31, 2010	March 31, 2010
Non-core inventory
Raw materials	$12,024,000	$10,362,000
Work-in-process	94,000	29,000
Finished goods	18,639,000	22,919,000

	30,757,000	33,310,000
Less allowance for excess and obsolete inventory	(1,976,000)	(1,763,000)

Total	$28,781,000	$31,547,000

Inventory unreturned	$4,151,000	$3,924,000

Long-term core inventory
Used cores held at the Company’s facilities	$23,449,000	$14,491,000
Used cores expected to be returned by customers	2,931,000	3,350,000
Remanufactured cores held in finished goods	14,822,000	17,955,000
Remanufactured cores held at customers’ locations	38,275,000	32,878,000

	79,477,000	68,674,000
Less allowance for excess and obsolete inventory	(874,000)	(717,000)

Total	$78,603,000	$67,957,000

Long-term core inventory deposit	$25,984,000	$25,768,000

6. Major Customers
The Company’s four largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Sales
Customer A	49%	45%	52%	46%
Customer B	18%	24%	18%	21%
Customer C	8%	9%	7%	9%
Customer D	7%	9%	7%	10%

	December 31, 2010	March 31, 2010
Accounts receivable — trade
Customer A	34%	24%
Customer B	11%	15%
Customer C	15%	31%
Customer D	7%	4%

The Company’s largest supplier accounted for the following total percentage of raw materials purchases:

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Significant supplier purchases
Supplier A	15%	29%	9%	26%
7. Debt
In October 2009, the Company entered into a revolving credit and term loan agreement (the “Credit Agreement”), with its bank and one additional lender (the “Lenders”), which permits the Company to borrow up to a total of $45,000,000 (the “Credit Facility”). The Credit Facility is comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. The Company may borrow on a revolving basis up to an amount equal to $35,000,000 minus all outstanding letter of credit obligations minus a borrowing reserve of $7,500,000 (the “Revolving Loan”). The borrowing reserve remains in effect only if the Company is party to a receivable discount program pursuant to which its accounts receivable owed to the Company by its largest customer are being discounted. The term loan is in the principal amount of $10,000,000 (the “Term Loan”). The Lenders hold a security interest in substantially all of the Company’s assets.
The Revolving Loan and the Term Loan bear interest at the bank’s reference rate, plus an applicable margin, or a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin, as selected by the Company in accordance with the Credit Agreement. The Credit Agreement, among other things, requires the Company to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. The Company was in compliance with all financial covenants under the Credit Agreement as of December 31, 2010.
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
In December 2010, the Company entered into a third amendment to the Credit Agreement with its Lenders. This amendment, among other things, eliminated the minimum LIBOR lending rate with respect to the Term Loan.
The balance of the Revolving Loan was $300,000 at December 31, 2010. There was no outstanding balance on the Revolving Loan at March 31, 2010. The Company had reserved $1,826,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $3,161,000 for commercial letters of credit as of December 31, 2010. As of December 31, 2010, $29,713,000 was available under the Revolving Loan, and of this, $10,000,000 was reserved for use in the event the Company’s largest customer discontinued its current practice of having the Company’s receivables discounted.
8. Accounts Receivable Discount Programs
The Company has established receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customers’ receivables aggregating $100,857,000 and $64,885,000 for the nine months ended December 31, 2010 and 2009, respectively, by a weighted average of 328 days and 335 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the nine months ended December 31, 2010 and 2009 was 4.1% and 4.7%, respectively. The amount of the discount on these receivables, $3,755,000 and $2,841,000 for the nine months ended December 31, 2010 and 2009, respectively, was recorded as interest expense.
9. Net Income Per Share
Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.
The following presents a reconciliation of basic and diluted net income per share.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$9,782,000	$6,775,000	$3,761,000	$2,145,000

Basic shares	12,038,296	11,977,239	12,042,792	11,996,021
Effect of dilutive stock options and warrants	216,214	120,887	356,419	130,399

Diluted shares	12,254,510	12,098,126	12,399,211	12,126,420

Net income per share:
Basic	$0.81	$0.57	$0.31	$0.18

Diluted	$0.80	$0.56	$0.30	$0.18

The effect of dilutive options and warrants excludes 1,063,984 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $8.70 to $15.00 per share for the nine months ended December 31, 2010 and 449,001 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $11.50 to $15.00 per share for the three months ended December 31, 2010 — all of which were anti-dilutive. The effect of dilutive options and warrants excludes 1,253,316 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $5.00 to $15.00 per share for the nine months ended December 31, 2009 and 1,252,316 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $5.20 to $15.00 per share for the three months ended December 31, 2009 — all of which were anti-dilutive.
10. Comprehensive Income
Comprehensive income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income consists of net income, unrealized (loss) gain on short-term investments and foreign currency translation adjustments.

	Nine Months Ended		Three Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income	$9,782,000	$6,775,000	$3,761,000	$2,145,000
Unrealized (loss) gain on short-term investments	(5,000)	65,000	9,000	10,000
Foreign currency translation	696,000	(130,000)	237,000	157,000

Comprehensive net income	$10,473,000	$6,710,000	$4,007,000	$2,312,000

11. Income Taxes
Income tax expenses for the three months ended December 31, 2010 reflect income tax rates lower than the federal statutory rates primarily due to adjustments to the apportionment for state income taxes and the benefit of lower statutory tax rates in foreign taxing jurisdictions. Income tax expenses for the nine months ended December 31, 2010 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, and were partially offset by adjustments to the apportionment for state income taxes and the benefit of lower statutory tax rates in foreign taxing jurisdictions. Income tax expenses for the nine and three months ended December 31, 2009 reflect income tax rates higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.
In addition, during the nine months ended December 31, 2010, the rate was further offset to a rate below the federal statutory rate by a reduction in the liability for unrealized tax benefits due to the conclusion of the Internal Revenue Service (“IRS”) examination noted below.
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
The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $6,489,000 and $6,159,000 at December 31, 2010 and March 31, 2010, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange Mexican pesos for U.S. dollars. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.
The following table shows the effect of the Company’s derivative instruments on its Consolidated Statement of Income:

	Loss (Gain) Recognized within General and Administrative Expenses
	Nine Months Ended		Three Months Ended
Derivatives Not Designated as	December 31,		December 31,
Hedging Instruments	2010	2009	2010	2009
Forward foreign currency exchange contracts	$301,000	$(1,395,000)	$(31,000)	$(292,000)

The fair value of the forward foreign currency exchange contracts of $216,000 and $517,000 is included in prepaid expenses and other current assets in the Consolidated Balance Sheets at December 31, 2010 and March 31, 2010, respectively.
13. Fair Value Measurements
The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of December 31, 2010 and March 31, 2010:

	December 31, 2010				March 31, 2010
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Cash	—	—	—	—	$207,000	$207,000	—	—
Mutual funds	$289,000	$289,000	—	—	244,000	244,000	—	—
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	216,000	—	$216,000	—	517,000	—	$517,000	—

Liabilities
Other current liabilities
Deferred compensation	289,000	289,000	—	—	451,000	451,000	—	—
The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.
The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the nine months ended December 31, 2010 and 2009, a loss of $301,000 and a gain of $1,395,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the three months ended December 31, 2010 and 2009, a gain of $31,000 and $292,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.
During the nine and three months ended December 31, 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.
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
Disclosure Requirements Related to Financing Receivables
In July 2010, the FASB issued an update which requires enhanced disclosures about the credit quality of financing receivables and the related allowance for credit losses. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. Disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The adoption of this guidance on December 31, 2010 did not have any impact on the Company’s consolidated financial position and results of operations. The disclosures required about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. The Company does not expect the adoption of this guidance on January 1, 2011 to have any material impact on its consolidated financial position and the results of operations.
When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts
In December 2010, the FASB issued guidance which modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with a carrying amount equal to or less than zero for which qualitative factors indicate that it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test will need to be performed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption of this update is prohibited. The Company does not expect the adoption of this guidance on April 1, 2011 to have any material impact on its consolidated financial position and the results of operations.

Disclosure of Supplementary Pro Forma Information for Business Combinations
In December 2010, the FASB issued guidance which specifies that if comparative financial statements are presented, disclosure of revenue and earnings of a combined entity should be made as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations consummated in fiscal years beginning on or after December 15, 2010. The Company is currently evaluating the impact the adoption of this guidance on April 1, 2011 will have on its consolidated financial position and the results of operations.

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

In August 2010, we made a secured loan of approximately $1,894,000 to Fenwick Automotive Products Limited (“Fenwick”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts. In December 2010, we made an additional secured loan of approximately $2,969,000 to Fenwick, bringing the aggregate loan balance to approximately $4,863,000. In connection with this loan, we have an option to acquire a substantial ownership interest in Fenwick. We believe this transaction provides us potential opportunities to expand beyond our existing product lines of alternators and starters and further enhance our market presence in North America.
Results of Operations for the Three Months Ended December 31, 2010 and 2009
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended
	December 31,
	2010	2009
Gross profit percentage	31.9%	29.8%
Cash flow (used in) provided by operations	$(1,446,000)	$13,130,000
Finished goods turnover (annualized) (1)	6.1	4.9
Annualized return on equity (2)	14.5%	9.2%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Three Months Ended
	December 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	68.1	70.2

Gross profit	31.9	29.8
Operating expenses:
General and administrative	10.6	10.4
Sales and marketing	4.4	4.2
Research and development	0.9	1.0

Operating income	16.0	14.2
Interest expense, net	2.4	4.9
Income tax expense	4.5	3.4

Net income	9.1%	5.9%

Net Sales. Net sales for the three months ended December 31, 2010 increased by $4,806,000, or 13.2%, to $41,288,000 compared to net sales for the three months ended December 31, 2009 of $36,482,000. The increase in our net sales was primarily due to increased sales to our existing customers and increased sales to several new customers.

Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the three months ended December 31, 2010 to 68.1% from 70.2% for the three months ended December 31, 2009, resulting in a corresponding increase in our gross profit of 2.1% to 31.9% for the three months ended December 31, 2010 from 29.8% for the three months ended December 31, 2009. The increase in the gross profit percentage was primarily due to increased revenue from our scrap metal and lower per unit manufacturing costs during the three months ended December 31, 2010.
General and Administrative. Our general and administrative expenses for the three months ended December 31, 2010 were $4,384,000, which represents an increase of $583,000, or 15.3%, from general and administrative expenses for the three months ended December 31, 2009 of $3,801,000. This increase in general and administrative expenses during the three months ended December 31, 2010 was primarily due to (i) a gain of $31,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a gain of $292,000 during the three months ended December 31, 2009 and (ii) $185,000 of increased general and administrative expenses at our offshore manufacturing facilities due primarily to increased employee-related expenses, professional services fees, and travel.
Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2010 increased $250,000, or 16.1%, to $1,798,000 from $1,548,000 for the three months ended December 31, 2009. This increase was due primarily to (i) increased trade show expense, (ii) increased travel, (iii) increased advertising, and (iv) increased commission expenses due to higher net sales.
Research and Development. Our research and development expenses increased by $36,000, or 10.1%, to $391,000 for the three months ended December 31, 2010 from $355,000 for the three months ended December 31, 2009. The increase in research and development expenses was due primarily to an increase in employee-related expenses as compared to the three months ended December 31, 2009.
Interest Expense, Net. Our interest expense, net of interest income of $73,000, for the three months ended December 31, 2010 was $997,000. This represents a decrease of $779,000, or 43.9%, over interest expense of $1,776,000 for the three months ended December 31, 2009. This decrease was primarily attributable to (i) a lower balance of receivables being discounted under the receivable discount programs and (ii) lower average outstanding debt balances.
Income Tax. For the three months ended December 31, 2010 and 2009, we recognized income tax expense of $1,842,000 and $1,252,000, respectively. Our effective tax rates for the three months ended December 31, 2010 and 2009 were 32.9% and 36.9%, respectively. This decrease was primarily due to favorable adjustments to the apportionment for state income taxes.
Results of Operations for the Nine Months Ended December 31, 2010 and 2009
The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.
The following table summarizes certain key operating data for the periods indicated:

	Nine Months Ended
	December 31,
	2010	2009
Gross profit percentage	31.6%	26.6%
Cash flow provided by operations	$7,634,000	$15,855,000
Finished goods turnover (annualized) (1)	5.2	5.1
Annualized return on equity (2)	12.6%	9.7%

(1)	Annualized finished goods turnover for the nine months ended December 31, 2010 and 2009 is calculated by multiplying cost of sales for each nine month period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for each nine month period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as net income for the nine months ended December 31, 2010 and 2009 multiplied by 1.33 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.
Following is our unaudited results of operations, reflected as a percentage of net sales:

	Nine Months Ended
	December 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of goods sold	68.4	73.4

Gross profit	31.6	26.6
Operating expenses:
General and administrative	10.1	9.2
Sales and marketing	4.0	4.0
Research and development	1.0	0.9

Operating income	16.5	12.5
Gain on acquisition	—	1.2
Interest expense, net	3.6	3.4
Income tax expense	4.6	4.0

Net income	8.3%	6.3%

Net Sales. Net sales for the nine months ended December 31, 2010 increased by $9,890,000, or 9.1%, to $118,499,000 compared to net sales for the nine months ended December 31, 2009 of $108,609,000. The increase in our net sales was primarily due to (i) increased sales to our existing customers, (ii) increased sales to customers acquired as a result of our acquisitions, and (iii) increased sales to several new customers.
Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during the nine months ended December 31, 2010 to 68.4% from 73.4% for the nine months ended December 31, 2009, resulting in a corresponding increase in our gross profit of 5.0% to 31.6% for the nine months ended December 31, 2010 from 26.6% for the nine months ended December 31, 2009. The increase in the gross profit percentage was primarily due to lower per unit manufacturing costs during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009.
General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2010 were $11,979,000, which represents an increase of $2,013,000, or 20.2%, from general and administrative expenses for the nine months ended December 31, 2009 of $9,966,000. This increase in general and administrative expenses during the nine months ended December 31, 2010 was primarily due to (i) a loss of $301,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a gain of $1,395,000 during the nine months ended December 31, 2009 and (ii) $321,000 of increased general and administrative expenses at our offshore manufacturing facilities due primarily to increased employee-related expenses, professional services fees, and travel.
Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2010 increased $384,000, or 8.8%, to $4,739,000 from $4,355,000 for the nine months ended December 31, 2009. This increase was due primarily to (i) the addition of employees as a result of our acquisition in the prior year, (ii) increased travel expenses, (iii) increased trade show expenses, and (iv) increased advertising expenses. These increases were partly offset by (i) the reversal of commission expenses in connection with our prior year acquisition as certain thresholds were not met and (ii) decreased catalog expenses.
Research and Development. Our research and development expenses increased by $130,000, or 12.7%, to $1,153,000 for the nine months ended December 31, 2010 from $1,023,000 for the nine months ended December 31, 2009.

The increase in research and development expenses was due primarily to employee-related expenses and an increase in the cost of supplies compared to the nine months ended December 31, 2009.
Gain on Acquisition. During the nine months ended December 31, 2009, we recorded a gain of $1,331,000 in connection with our August 2009 acquisition as the estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred.
Interest Expense, Net. Our interest expense, net of interest income of $96,000, for the nine months ended December 31, 2010 was $4,300,000. This represents an increase of $554,000, or 14.8%, over interest expense of $3,746,000 for the nine months ended December 31, 2009. This increase was primarily attributable to a higher balance of receivables being discounted under the receivable discount programs during the nine months ended December 31, 2010 as compared to the nine months ended December 31, 2009. This increase in net interest expense was partly offset by a decrease in interest expense incurred on our Revolving Loan and capital lease obligations.
Income Tax. For the nine months ended December 31, 2010, we recognized income tax expense of $5,447,000 compared to an income tax expense of $4,330,000 recognized for the nine months ended December 31, 2009. Our effective tax rate for the nine months ended December 31, 2010 and 2009 was 35.8% and 39.0%, respectively. The lower effective tax rate for the nine months ended December 31, 2010 reflects a reduction in the liability for unrecognized tax benefits due to the conclusion of an IRS examination of the federal tax returns for fiscal years ended March 31, 2007 and March 31, 2008. We were notified during May 2010 that the IRS required no changes to our tax returns for those fiscal years as filed. In addition, our tax rates during the nine months ended December 31, 2010 were favorably impacted by adjustments to the apportionment for state income taxes.
Liquidity and Capital Resources
Overview
At December 31, 2010, we had working capital of $95,000, a ratio of current assets to current liabilities of 1:1, and cash of $622,000, compared to working capital of $3,399,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,210,000 at March 31, 2010. The decrease in working capital from March 31, 2010 primarily resulted from a decrease in our non-core inventory levels, which was due primarily to higher sales and a decrease in our accounts receivable balance due primarily to a higher balance of receivables being discounted under the receivable discount programs.
During the nine months ended December 31, 2010, we used cash generated by operations, from our use of receivable discount programs with certain of our major customers, and our Revolving Loan as our primary sources of liquidity. These sources were primarily used to make a secured aggregate loan of approximately $4,863,000 to Fenwick, to make the quarterly principal payment on the Term Loan, and pay the purchase price holdback in connection with our May 2008 acquisition.
We believe our cash generated by operations, use of receivable discount programs with certain of our major customers, amounts available under our Revolving Loan, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments, repayment of the current portion of our Term Loan, and capital expenditure obligations over the next twelve months.
Cash Flows
Net cash provided by operating activities was $7,634,000 and $15,855,000 for the nine months ended December 31, 2010 and 2009, respectively. The most significant changes in operating activities for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 were (i) our accounts receivables, net decreased less during the nine months ended December 31, 2010 compared to the same nine month period of the prior year due primarily to a reduction in the future credits to be provided for Used Cores returned by the customers, (ii) an increase in our long-term core inventory levels due primarily to an increase in Used Cores held at our facilities and Remanufactured Cores held at customers’ locations due to higher sales, and (iii) our accounts payable and accrued liabilities decreased during the nine months ended December 31, 2010 compared to an increase during the nine months ended December 31, 2009. These changes in our operating activities were partly offset by a decrease in our non-core inventory levels during the nine months ended December 31, 2010 compared to the same period of the prior year due primarily to higher net sales.

Net cash used in investing activities was $6,268,000 and $3,416,000 during the nine months ended December 31, 2010 and 2009, respectively. The increase in net cash used in investing activities was primarily a result of the secured aggregate loan of approximately $4,863,000 made to Fenwick during the nine months ended December 31, 2010. This increase in net cash used in investing activities was partly offset by the payment of the purchase price holdback of $464,000 in connection with our May 2008 acquisition compared to the payment of $2,622,000 during the nine months ended December 31, 2009 for our acquisitions. Capital expenditures for the nine months ended December 31 2010 primarily related to the purchase of equipment for our manufacturing facilities and improvements to our California facility compared to purchases in the same period of the prior year primarily related to purchases of equipment for our manufacturing facilities.
Net cash used in financing activities was $1,978,000 and $12,445,000 during the nine months ended December 31, 2010 and 2009, respectively. This change was primarily due to borrowings under our Revolving Loan during the nine months ended December 31, 2010 compared to repayments of our previous revolving loan, in part by the use of the proceeds from our term loan, during the nine months ended December 31, 2009. Additionally, during the nine months ended December 31, 2010, we repurchased 14,400 shares at a total cost of $89,000 pursuant to a share repurchase program authorized by our Board of Directors in March 2010.
Capital Resources
Debt
In October 2009, we entered into a revolving credit and term loan agreement (the “Credit Agreement”) with our bank and one additional lender (the “Lenders”), which permits us to borrow up to a total of $45,000,000 (the “Credit Facility”). The Credit Facility is comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. We may borrow on a revolving basis up to an amount equal to $35,000,000 minus all outstanding letter of credit obligations minus a borrowing reserve of $7,500,000 (the “Revolving Loan”). The borrowing reserve remains in effect only if we are party to a receivable discount program pursuant to which our accounts receivable owed to us by our largest customer are being discounted. The term loan is in the principal amount of $10,000,000 (the “Term Loan”). The Lenders hold a security interest in substantially all of our assets
The Credit Agreement, among other things, requires us to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. We were in compliance with all financial covenants under the Credit Agreement as of December 31, 2010.
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
In December 2010, we entered into a third amendment to the Credit Agreement with our Lenders. This amendment, among other things, eliminated the minimum London Interbank Offered Rate (“LIBOR”) lending rate with respect to the Term Loan.
The balance of the Revolving Loan was $300,000 at December 31, 2010. There was no outstanding balance on the Revolving Loan at March 31, 2010. Additionally, we had reserved $1,826,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $3,161,000 for commercial letters of credit as of December 31, 2010. As of December 31, 2010, $29,713,000 was available under the Revolving Loan, and of this, $10,000,000 was reserved for use in the event our largest customer discontinued its current practice of having our receivables discounted.

The Revolving Loan and the Term Loan bear interest at either our bank’s reference rate plus an applicable margin or a LIBOR rate plus an applicable margin, as selected by us in accordance with the Credit Agreement. The reference rate is, as further described in the Credit Agreement, the higher of our bank’s announced base rate and the Federal funds rate plus 1/2 percent. The applicable margins are determined quarterly on a prospective basis as set forth below:

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
Receivable Discount Programs
Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The weighted average discount under this program was 4.1% during the nine months ended December 31, 2010 and has allowed us to accelerate collection of receivables aggregating $100,857,000 by a weighted average of 328 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest expense of $3,755,000 during the nine months ended December 31, 2010. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers.
Off-Balance Sheet Arrangements
At December 31, 2010, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.
Capital Expenditures and Commitments
Capital Expenditures
Our capital expenditures were $1,119,000 for the nine months ended December 31, 2010 and primarily related to the purchase of equipment for our manufacturing facilities and improvements for our California facility. We expect our fiscal year 2011 capital expenditures to be approximately $2.0 million. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.
Related Party Transactions
Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2010.

Critical Accounting Policies
There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2010, which was filed on June 14, 2010, except as discussed below.
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
Disclosure Requirements Related to Financing Receivables
In July 2010, the FASB issued an update which requires enhanced disclosures about the credit quality of financing receivables and the related allowance for credit losses. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. Disclosures required as of the end of a reporting period are effective for interim and annual periods ending on or after December 15, 2010. The adoption of this guidance on December 31, 2010 did not have any impact on our consolidated financial position and results of operations. The disclosures required about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. We do not expect the adoption of this guidance on January 1, 2011 to have any material impact on our consolidated financial position and the results of operations.
When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts
In December 2010, the FASB issued guidance which modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with a carrying amount equal to or less than zero for which qualitative factors indicate that it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test will need to be performed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption of this update is prohibited. We do not expect the adoption of this guidance on April 1, 2011 to have any material impact on our consolidated financial position and the results of operations.
Disclosure of Supplementary Pro Forma Information for Business Combinations
In December 2010, the FASB issued guidance which specifies that if comparative financial statements are presented, disclosure of revenue and earnings of a combined entity should be made as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations consummated in fiscal years beginning on or after December 15, 2010. We are currently evaluating the impact the adoption of this guidance on April 1, 2011 will have on our consolidated financial position and the results of operations.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2010, which was filed on June 14, 2010.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2010.
Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the third quarter ended December 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

Item 5. Other Information
None.
Item 6. Exhibits
(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

Number	Description of Exhibit	Method of Filing
4.8	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.9	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.10	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.11	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

10.1	First Amendment to the Revolving Credit and Term Loan Agreement, dated as of May 12, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 13, 2010.

10.2	Debenture, dated August 24, 2010, issued by Fenwick Automotive Products Limited to Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2010.

10.3	Addendum to Unanimous Shareholders Agreement, dated August 24, 2010, between Motorcar Parts of America, Inc., Fenwick Enterprises Inc., Escal Holdings Inc., Fencity Holdings Inc., Jofen Holdings Inc., Gordon Fenwick, Paul Fenwick, Joel Fenwick, Stanley Fenwick, Karen Fenwick, Jack Shuster and FAPL Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 30, 2010.

10.4	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of November 3, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on November 8, 2010.

10.5	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of December 6, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2010.

10.6	Amended and Restated Debenture, dated December 15, 2010, issued by Fenwick Automotive Products Limited to Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 21, 2010.

10.7	Amended and Restated Addendum to Unanimous Shareholders Agreement, dated December 15, 2010, between Motorcar Parts of America, Inc., Fenwick Enterprises Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick, Joel Fenwick, FAPL, Fenwick Automotive Products Limited, Introcan Inc., Escal Holdings Inc., Fencity Holdings Inc. and Jofen Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 21, 2010.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

Number	Description of Exhibit	Method of Filing
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC
Dated: February 7, 2011	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 7, 2011	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer