Form 10-K
period 2011-03-31
MOTORCAR PARTS AMERICA INC
filed 2011-06-13
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

\Commission File No. 001-33861

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2010, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $93,626,542 based on the closing sale price as reported on the NASDAQ Global Market.

There were 12,438,271 shares of common stock outstanding as of June 6, 2011.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G(3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2011 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2011.

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

We remanufacture and produce new alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These products are distributed to both the DIY and DIFM markets. Our products are distributed predominantly throughout the United States and Canada. Our products are sold to the largest auto parts retail chains in the United States and Canada, including Advance, AutoZone, Genuine Parts (NAPA), O’Reilly Automotive and Pep Boys. In addition, our products are sold to various traditional warehouses for the professional installers, and to major automobile manufacturers for both their aftermarket programs and their warranty replacement programs (“OES”). Auto parts retail chains in total, currently account for approximately 36% of the North American after-market for remanufactured alternators and starters.

Demand and replacement rates for after-market remanufactured alternators and starters generally increase with increases in miles driven and the age of vehicles. According to industry statistics, both the average age of vehicles on the road and miles driven in North America have increased during fiscal 2011 as compared to fiscal 2010.

We have coverage for almost every alternator and starter used by any automobile light and heavy duty truck as well as most industrial and agricultural vehicles or equipment. We have warehousing strategically located around North America and in Mexico to allow us to be able to complete distribution to almost any customer in North America.

While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2011, sales to our four largest customers constituted approximately 81% of our net sales. To mitigate the risk associated with this concentration of sales, we have increasingly sought to enter into longer-term customer agreements with our major customers. These longer-term agreements typically require us to commit a significant amount of our working capital to build inventory and increase production. In addition, they typically include marketing and other allowances that adversely impact near-term revenue. Such agreements with new customers may also require us to incur certain changeover expenses.

During fiscal 2011, we made secured loans in the approximate aggregate amount of $4,863,000 to Fenwick Automotive Products Limited (“Fenco”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts. In connection with these loans, we had an option to acquire a substantial ownership interest in Fenco. In May 2011, pursuant to a purchase agreement with FAPL Holdings Inc. (“FAPL”), Fenco’s parent company, and certain other individuals, we acquired all of the outstanding equity of FAPL’s subsidiaries. In connection with this acquisition, we advanced an additional $10,000,000 to Fenco. We believe this transaction provides us opportunities to expand beyond our existing product lines of alternators and starters and further enhance our market presence in North America (see Note 3 and Note 22 to the consolidated financial statements).

Company Products

Our total net sales is primarily derived from selling remanufactured alternators and starters for import and domestic cars and light trucks. Alternators and starters are non-elective replacement parts in all makes and models of vehicles because they are required for a vehicle to operate. Currently, approximately 89% of our units are sold for resale under customer private labels. The balance is sold under our Quality-Built®, Talon®, Xtreme®, Reliance™, and other brand names.

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

The technology and the specifications for the components used in our products, particularly alternators, have become more advanced in response to the installation in vehicles of an increasing number of electrical components such as navigation systems, keyless entry devices, heated rear windows and seats, high-powered stereo systems and DVD players. As a result of this increased electrical demand, alternators require more advanced technology and higher grade components and per unit sales prices of replacement alternators have increased accordingly. The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service import and domestic cars and light trucks. In addition to the over 3,400 stock keeping units (“SKUs”) for heavy duty and a variety of agricultural and industrial applications, we carry over 3,900 SKUs which cover applications for most import and domestic cars and light trucks sold in the United States and Canada.

Customers: Customer Concentration

Our products are marketed throughout the United States and Canada. Currently, we serve all of the largest retail automotive chain stores with an aggregate of approximately 12,500 retail outlets as well as a diverse group of automotive warehouse distributors and OES customers.

We are substantially dependent upon sales to our major customers. During fiscal 2011, 2010 and 2009, sales to our four largest customers constituted approximately 81%, 85% and 92%, respectively, of our net sales, and sales to our largest customer AutoZone, constituted 48%, 44% and 49%, respectively, of our net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us.

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

Offshore Remanufacturing. The majority of our remanufacturing operations and core sorting functions are now conducted at our facilities in Mexico and Malaysia. We continue to maintain production of remanufactured units that require specialized service and/or rapid turnaround in our U.S. facility. We also operate a shipping and receiving warehouse and testing facility in Singapore. Our foreign operations produced approximately 99% of our total unit production during fiscal 2011 and 2010.

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

Our customers are not obligated to send us all the Used Cores exchanged by their consumers. We have historically purchased approximately 15% to 20% of our Used Cores in the open market from core brokers who specialize in buying and selling Used Cores. During fiscal 2011, we purchased approximately 19% of our Used Cores from core brokers. Although the open market is not a primary source of Used Cores, it is a critical source for meeting our raw material demands. Not all Used Cores are reusable. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced. Although the yield rates depend upon both the product and customer specifications, our overall average yield rates are about 83%. We use about 120 Used Cores to provide sufficient salvageable components to complete 100 remanufactured products.

The price of a finished product sold to our customers is generally comprised of an amount for remanufacturing (“unit value”) and an amount separately invoiced for the Remanufactured Core included in the product (“Remanufactured Core charge”). The Remanufactured Core charge is equal to the credit we offer to induce the customer to use our core exchange program and send back the Used Cores to us. In accordance with our net-of-core-value revenue recognition policy, at the time a sale is recorded, we only recognize as revenue the unit value of the finished product. We also record as long-term core inventory the cost of Remanufactured Cores included in the finished goods that are shipped to customers and that we expect to be sent back to us as part of the core exchange program. During fiscal 2011, approximately 96% of the Remanufactured Cores we shipped as part of finished goods were replaced by similar Used Cores sent back to us under our core exchange program, resulting in the issuance of credits equal to the related Remanufactured Core value.

Other materials and components used in remanufacturing are purchased in the open market. During fiscal 2011, 2010 and 2009, our main supplier provided approximately 13%, 29% and 25%, respectively, of our raw materials purchased, and we rely on that supplier’s ability to provide us with raw materials in a timely and cost effective manner; however, that supplier is not our sole supplier of raw materials. No other supplier provided more than 10% of our raw material needs during these periods.

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

Sales, Marketing and Distribution. We have one of the widest varieties of alternator and starter lines available to the market, and we market and distribute our products throughout the United States and Canada. Our products for the automotive retail chain market are primarily sold under our customers’ private labels. Since fiscal 2004, we have expanded our sales efforts beyond automotive retail chains to include warehouse distribution centers serving professional installers. Our products are also sold under our own Quality-Built®, Talon®, Xtreme®, Reliance™, and other brand names. We ship our products from facilities in Torrance, California, and Tijuana, Mexico, and from fee warehouse facilities in Edison, New Jersey and Springfield, Oregon. In addition, we also use a fee warehouse distribution facility in Berlin, Connecticut.

We publish, for print and electronic distribution, a catalog with part numbers and applications for our alternators and starters along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.

Employees. As of March 31, 2011, we had 243 employees in the United States, as compared to 247 at March 31, 2010, substantially all of whom were located in Torrance, California. Of our U.S.-based employees, 100 are administrative personnel of which 21 are sales personnel. In addition, at March 31, 2011, we had 258 employees in Singapore and Malaysia, as compared to 320 employees at March 31, 2010, and 1,188 employees at our facility located in Mexico, as compared to 1,195 employees at March 31, 2010. A union represents all hourly employees at our Mexico facility. All other employees, including our employees in Torrance, California, are non-union. We consider our relations with our employees to be satisfactory.

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

During fiscal 2011, we made secured loans in the approximate aggregate amount of $4,863,000 to Fenco. These loans provided an option to acquire a substantial ownership interest in Fenco. In May 2011, we acquired all of the outstanding equity of FAPL’s subsidiaries. In connection with this acquisition, we advanced an additional $10,000,000 to Fenco. We believe this transaction provides us opportunities to expand beyond our existing product lines of alternators and starters and further enhance our market presence in North America (see Note 3 and Note 22 to the consolidated financial statements).

Additionally, to further enhance shareholder value, in March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which we can repurchase shares under this program. During fiscal 2011, we repurchased 14,400 shares at a total cost of approximately $89,000.

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

Our net sales are concentrated among a small number of large customers. During fiscal 2011, sales to our four largest customers constituted approximately 81% of our net sales, and sales to our largest customer constituted approximately 48% of our net sales. Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of any of our major customers. The loss or significant decline of sales to any of our major customers would reduce our net income and adversely affect our operating results.

Our offshore remanufacturing and logistic activities expose us to increased political and economic risks and place a greater burden on management to achieve quality standards.

Our overseas operations, especially our operations in Tijuana, Mexico, increase our exposure to political, criminal or economic instability in the host countries and to currency fluctuations.

The complexity associated with the accounting for our operating results may continue to cause fluctuations in our reported operating results.

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

In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange program with our customers, and component parts from third-party manufacturers. Historically, the level of Used Core returns from customers together with purchases from core brokers have provided us with an adequate supply of this key component. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities would be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. During fiscal 2011, we purchased 13% of our raw materials from a single supplier. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.

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

As of June 6, 2011, Mel Marks, our founder and member of our Board of Directors, beneficially owned 8.9% of our outstanding common stock. As a result of his holdings, Mel Marks has the ability to exercise substantial influence over us and his interests may conflict with the interests of other shareholders.

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

The significant deterioration in the financial condition of financial institutions has resulted in a severe loss of liquidity and availability in global credit markets and in higher short-term borrowing costs, and more stringent borrowing terms. Recessionary conditions in the global economy threaten to cause further tightening of the credit markets, more stringent lending standards and terms, and higher volatility in interest rates. The persistence of these conditions could have a material adverse effect on our borrowings and the availability, terms and cost of such borrowings. In addition, further deterioration in the U.S. economy could adversely affect our corporate results, which could adversely affect our operating results.

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

In addition, we occupy approximately 53,000 square feet of leased remanufacturing, warehousing, and office space facilities under six separate leases, which expire on various dates through October 31, 2013, in Singapore and Malaysia.

We also lease 2,067 square feet of office space in Nashville, Tennessee under a lease that expires on May 31, 2012.

In June 2010, we entered into a lease covering approximately 1,875 square feet of warehousing facility in Berlin, Connecticut that expires on May 31, 2012. This lease agreement provides us with an option to terminate this lease anytime with three months written notice to the landlord.

We believe the above mentioned facilities are sufficient to satisfy our foreseeable warehousing, production, distribution and administrative office space requirements for our current operations.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the National Association of Securities Dealers Automated Quotation (“NASDAQ”) Global Select Market under the trading symbol MPAA. The following table sets forth the high and low sale prices for our common stock during fiscal 2011 and 2010.

	Fiscal 2011		Fiscal 2010
	High	Low	High	Low
1st Quarter	$7.48	$5.75	$4.95	$3.54
2nd Quarter	$9.00	$6.01	$5.51	$3.89
3rd Quarter	$13.15	$8.72	$5.51	$4.54
4th Quarter	$15.10	$12.35	$6.69	$4.89

As of June 6, 2011, there were 12,438,271 shares of common stock outstanding held by 31 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lenders prohibit the payment of dividends, except stock dividends, without the lenders’ prior consent.

Share Repurchase Program

In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which we can repurchase shares under this program. During fiscal 2011, we repurchased 14,400 shares at a total cost of approximately $89,000.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of March 31, 2011:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders	1,591,084	(1)	$8.61	837,000	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	1,591,084		$8.61	837,000
____________
(1)
Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, 1994 Non-Employee Director Stock Option Plan, 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

(2)	Consists of options available for issuance under our 2010 Incentive Award Plan and 2004 Non-Employee Director Stock Option Plan.

Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2011 with the NASDAQ Composite Index and the Zacks Retail and Wholesale Auto Parts Index. We previously compared our cumulative returns to those of a peer group comprised of other automotive after-market companies selected by us. Due to trading information for some of these peer companies no longer being available, we have selected the Zacks Retail and Wholesale Auto Parts Index for comparison purposes in our performance graph. The comparison assumes $100 was invested at the close of business on March 31, 2006 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2011

Item 6. Selected Financial Data

The following selected historical consolidated financial information as of and for each of the fiscal years ended March 31, 2011, 2010, 2009, 2008 and 2007, has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

	Fiscal Years Ended March 31,
Income Statement Data	2011	2010	2009	2008	2007

Net sales	$161,285,000	$147,225,000	$134,866,000	$133,337,000	$136,323,000
Operating income (loss)	25,384,000	18,307,000	10,642,000	12,751,000	(2,475,000)
Net income (loss)	12,220,000	9,646,000	3,857,000	4,607,000	(4,956,000)
Basic net income (loss) per share	$1.01	$0.80	$0.32	$0.40	$(0.59)
Diluted net income (loss) per share	$0.99	$0.80	$0.32	$0.39	$(0.59)

	March 31,
Balance Sheet Data	2011	2010	2009	2008	2007

Total assets	$191,865,000	$163,480,000	$159,588,000	$141,408,000	$131,986,000
Working capital	1,395,000	3,399,000	(3,569,000)	6,097,000	(26,746,000)
Revolving loan	-	-	21,600,000	-	22,800,000
Term loan	7,500,000	9,500,000	-	-	-
Capital lease obligations	834,000	1,398,000	3,022,000	4,276,000	5,197,000
Other long term liabilities	9,984,000	7,056,000	7,364,000	4,654,000	3,859,000
Shareholders’ equity	$117,177,000	$103,620,000	$93,083,000	$91,093,000	$47,828,000

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

We remanufacture and produce new alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These products are distributed to both the DIY and DIFM markets. Our products are distributed predominantly throughout the United States and Canada. Our products are sold to the largest auto parts retail chains in the United States and Canada, including Advance, AutoZone, Genuine Parts (NAPA), O’Reilly Automotive and Pep Boys. In addition, our products are sold to various traditional warehouses for the professional installers, and to major automobile manufacturers for both their aftermarket programs and their warranty replacement programs (“OES”). Auto parts retail chains in total, currently account for approximately 36% of the North American after-market for remanufactured alternators and starters.

Demand and replacement rates for after-market remanufactured alternators and starters generally increase with increases in miles driven and the age of vehicles. According to industry statistics, both the average age of vehicles on the road and miles driven in North America have increased during fiscal 2011 as compared to fiscal 2010.

We have coverage for almost every alternator and starter used by any automobile light and heavy duty truck as well as most industrial and agricultural vehicles or equipment. We have warehousing strategically located around North America and in Mexico to allow us to be able to complete distribution to almost any customer in North America.

While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2011, sales to our four largest customers constituted approximately 81% of our net sales. To mitigate the risk associated with this concentration of sales, we have increasingly sought to enter into longer-term customer agreements with our major customers. These longer-term agreements typically require us to commit a significant amount of our working capital to build inventory and increase production. In addition, they typically include marketing and other allowances that adversely impact near-term revenue. Such agreements with new customers may also require us to incur certain changeover expenses.

During fiscal 2011, we made secured loans in the approximate aggregate amount of $4,863,000 to Fenwick Automotive Products Limited (“Fenco”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts. In connection with these loans, we had an option to acquire a substantial ownership interest in Fenco. In May 2011, pursuant to a purchase agreement with FAPL Holdings Inc. (“FAPL”), Fenco’s parent company, and certain other individuals, we acquired all of the outstanding equity of FAPL’s subsidiaries. In connection with this acquisition, we advanced an additional $10,000,000 to Fenco. We believe this transaction provides us opportunities to expand beyond our existing product lines of alternators and starters and further enhance our market presence in North America (see Note 3 and Note 22 to the consolidated financial statements).

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. Our significant accounting policies are discussed in detail below and in Note 2 in the notes to consolidated financial statements.

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

Segment Reporting

We currently operate in one business segment pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

•
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense them as period costs. For the fiscal years ended March 31, 2011, 2010, and 2009, costs of approximately $1,378,000, $1,314,000, and $2,019,000, respectively, were considered abnormal and thus excluded from the finished goods cost calculation and charged directly to cost of sales.

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

Deferral of Core Revenue. As noted previously, we have in the past and may in the future agree to buy back Remanufactured Cores from certain customers. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue. As a result of the ongoing Remanufactured Core buybacks, we have now deferred core revenue from these customers until there is no expectation that sales allowances associated with Remanufactured Core buybacks from these customers will offset core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2011 and 2010, Remanufactured Core revenue of $8,729,000 and $6,061,000, respectively, was deferred.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. We do not amortize goodwill but we evaluate goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price of our common stock. We did not have any goodwill at March 31, 2011 or 2010.

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

Financial Risk Management and Derivatives

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our significant operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. During fiscal 2011, we also entered into forward foreign currency exchange contracts to exchange U.S. dollars for Chinese yuan to mitigate the risk of exposure from material movements in exchange rates on purchases we make from Chinese vendors. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. We had foreign exchange contracts with an aggregate U.S. dollar equivalent notional value (and materially the same nominal fair value) of $9,356,000 and $6,159,000 at March 31, 2011 and 2010, respectively. These contracts generally expire in a year or less. Any changes in the fair value of foreign exchange contracts are accounted for as an increase or decrease to general and administrative expenses in current period earnings. During fiscal 2011 and 2010, a loss of $162,000 and a gain of $1,565,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

Share-based Payments

In accounting for share-based compensation awards, we follow the accounting guidance for equity-based compensation, which requires that we measure the cost of employee services received in exchange for an award of equity instuments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost of equity instruments is recognized in the consolidated statement of income on a straight-line basis (net of estimated forefeitures) over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

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

New Accounting Pronouncements

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance was effective as of the beginning of an entity’s first fiscal year that began after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have any impact on our consolidated financial position and results of operations.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the consolidation guidance applicable to variable interest entities and was effective as of the beginning of an entity’s first fiscal year that began after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have any impact on our consolidated financial position and results of operations.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued an update which requires new disclosures for transfers in and out of Level 1 and Level 2 of the fair value hierarchy and expanded disclosures for activity in Level 3 of the fair value hierarchy. The update also clarifies existing disclosures regarding the level of disaggregation for disclosure and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this update on January 1, 2010 did not have any impact on our consolidated financial position and results of operations. The disclosures regarding certain Level 3 activity are effective for fiscal years beginning after December 15, 2010. We do not expect the adoption of this guidance on April 1, 2011 to have any material impact on our consolidated financial position and results of operations.

Disclosure Requirements Related to Financing Receivables

In July 2010, the FASB issued an update which requires enhanced disclosures about the credit quality of financing receivables and the related allowance for credit losses. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. Disclosures required as of the end of a reporting period were effective for interim and annual periods ending on or after December 15, 2010. The adoption of this guidance on December 31, 2010 did not have any impact on our consolidated financial position and results of operations. The disclosures required about activity that occurs during a reporting period are effective for interim and annual periods beginning on or after December 15, 2010. The adoption of this guidance on January 1, 2011 did not have any impact on our consolidated financial position and the results of operations.

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

Subsequent Event

During fiscal 2011, we made secured loans in the approximate aggregate amount of $4,863,000 to Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts. In connection with these loans, we had an option to acquire a substantial ownership interest in Fenco. On May 6, 2011, we entered into and consummated the transactions pursuant to a purchase agreement (the “Purchase Agreement”) with FAPL Holdings Inc. (“FAPL”) and certain individuals. In connection with this acquisition, we advanced an additional $10,000,000 to Fenco. Pursuant to the Purchase Agreement, we purchased (i) all of the outstanding equity of Fenco, a corporation incorporated under the laws of Ontario, (ii) all of the outstanding equity of Introcan, Inc. (“Introcan”), a Delaware corporation, and (iii) 1% of the outstanding equity of Fapco S.A. de C.V. (“Fapco”), a Mexican variable capital company. Since Fenco owned 99% of Fapco, we now own 100% of Fapco.

In consideration for the acquisition, we issued to FAPL 360,000 shares of our common stock (the “MPA Shares”). For a period of 18 months following the closing of the acquisition, the MPA Shares shall be (i) subject to transfer restrictions pursuant to a Hold Agreement between us and FAPL, dated May 6, 2011 (the “Hold Agreement”), and (ii) held in escrow in order to secure certain indemnification obligations under the Purchase Agreement pursuant to an Escrow Agreement by and among FAPL, Stikeman Elliott LLP, certain individuals, and us, dated May 6, 2011 (the “Escrow Agreement”).

In connection with the acquisition and the secured loans made to Fenco, we have incurred expenses of $879,000 related to legal, accounting, and valuation services during fiscal 2011, which are reflected in operating expenses. Additional fees in connection with the closing of the transaction will be recorded as expenses in the first quarter of fiscal 2012 as incurred.

In connection with the acquisition, our now wholly-owned subsidiaries, Fenco and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and other lenders from time to time party thereto (the “Lenders”). Pursuant to the Fenco Credit Agreement, the Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Term Loan”). The availability of the Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory.

The Fenco Borrowers may receive advances under the Revolving Facility by any one or more of the following options: (i) swingline advances in Canadian or US dollars; (ii) Canadian dollar prime-based loans; (iii) US dollar base rate loans; (iv) LIBOR loans; or (v) letters of credit.

The Term Loan bears interest at the LIBO rate plus an applicable margin. Outstanding advances under the Revolving Facility bear interest as follows:

(i)	in respect of swingline advances in Canadian dollars and Canadian dollar prime-based loans, at the reference rate announced by the Royal Bank of Canada plus an applicable margin;
(ii)
in respect of swingline advances in US dollars and US dollar base rate loans, at a base rate (which shall be equal to the highest of (x) M&T Bank’s prime rate, (y) the Federal Funds Rate plus ½ of 1%, or (z) the one month LIBO rate) plus an applicable margin;

(iii)	in respect of LIBOR loans, at the LIBO rate plus an applicable margin.

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants.

The Revolving Facility and the Term Loan mature on October 6, 2012, but may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.

In connection with the Fenco Credit Agreement, we loaned Fenco an additional $10,000,000 bringing the aggregate amount of indebtedness owed by Fenco to us to $14,863,000.

Results of Operations

The following table summarizes certain key operating data for the periods indicated:

	Fiscal Years Ended March 31,
	2011	2010	2009

Gross profit	31.9%	28.1%	29.3%
Cash flow provided by (used in) operations	$10,735,000	$18,347,000	$(11,078,000)
Finished goods inventory turnover (1)	5.2	5.0	4.4
Return on equity (2)	11.8%	10.4%	4.2%
____________
(1)
Finished goods inventory turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn production into revenues.

(2)	Return on equity is computed as net income for the fiscal year divided by shareholders’ equity at the beginning of the fiscal year and measures our ability to invest shareholders’ funds profitably.

Following is our results of operation, reflected as a percentage of net sales:

	Fiscal Years Ended March 31,
	2011	2010	2009

Net sales	100.0%	100.0%	100.0%
Cost of goods sold	68.1	71.9	70.7
Gross profit	31.9	28.1	29.3
Operating expenses:
General and administrative	10.6	10.5	14.4
Sales and marketing	4.1	4.1	3.9
Research and development	1.0	1.0	1.5
Acquisition costs	0.5	0.1	-
Impairment of goodwill	-	-	1.6
Operating income	15.7	12.4	7.9
Gain on acquisition	-	(0.9)	-
Interest expense — net of interest income	3.3	3.2	3.1
Income tax expense	4.8	3.6	1.9
Net income	7.6	6.5	2.9

Fiscal 2011 Compared to Fiscal 2010

Net Sales. Net sales during fiscal 2011 increased by $14,060,000, or 9.6%, to $161,285,000 compared to net sales during fiscal 2010 of $147,225,000. The increase in our net sales was primarily due to increased sales to our existing and several new customers we acquired during fiscal 2011. In addition, our fiscal 2011 net sales reflect the full year impact of net sales to customers we acquired as a result of our August 2009 acquistion. Also, we recorded revenue, net of cost, of $378,000 in connection with our Consignment Agreement.

Cost of Goods Sold/Gross Profit. Cost of goods sold as a percentage of net sales decreased during fiscal 2011 to 68.1% from 71.9% in fiscal 2010, resulting in a corresponding increase in our gross profit percentage of 3.8% to 31.9% during fiscal 2011 from 28.1% during fiscal 2010. The increase in the gross profit percentage was primarily due to lower per unit manufacturing costs during fiscal 2011 as compared to fiscal 2010.

General and Administrative. Our general and administrative expenses during fiscal 2011 were $17,033,000, which represents an increase of $1,644,000, or 10.7%, from general and administrative expenses during fiscal 2010 of $15,389,000. This increase in general and administrative expenses was primarily due to the following: (i) a loss of $162,000 recorded due to the changes in the fair value of foreign exchange contracts compared to a gain of $1,565,000 during fiscal 2010, (ii) $259,000 of increased general and administrative expenses at our offshore manufacturing facilities due primarily to increased professional services fees and other consulting fees,  (iii) $217,000 of decreased amortization of the gain on the sale-leaseback transaction, and (iv) $152,000 of increased expenses which primarily related to travel in connection with our Fenco acquisition. These increases were partly offset by a decrease in bad debt expense as we recorded a provision for bad debt expense of $898,000 in the prior year compared to a recovery of $38,000 in the current year.

Sales and Marketing. Our sales and marketing expenses during fiscal 2011 increased $518,000, or 8.6%, to $6,537,000 from $6,019,000 during fiscal 2010. This increase was due primarily to (i) increased travel expense, (ii) the full year impact of the compensation for the employees as a result of our August 2009 acquisition, (iii) increased trade show expense, and (iv) increased advertising expense during fiscal 2011. These increases in sales and marketing expenses were partially offset by decreased catalog expenses during fiscal 2011.

Research and Development. Our research and development expenses increased by $128,000, or 9.0%, to $1,549,000 during fiscal 2011 from $1,421,000 during fiscal 2010. The increase in research and development expenses was due primarily to increased employee-related expenses and fees for consulting services during fiscal 2011.

Acquisition costs. Our acquisition costs were $879,000 during fiscal 2011 compared to $191,000 during fiscal 2010. Our fiscal 2011 acquisition costs were incurred in connection with our secured loans in the approximate aggregate amount of $4,863,000 to Fenco and the acquisition of Fenco on May 6, 2011.

Gain on acquisition. During fiscal 2010, we recorded a gain of $1,331,000 in connection with the acquisition of certain assets of Reliance as the estimated fair value of the net assets acquired exceeded the fair value of the consideration transferred.

Interest Expense. Our interest expense, net of interest income of $240,000, during fiscal 2011 was $5,355,000. This represents an increase of $645,000 over interest expense of $4,710,000 during fiscal 2010. This increase was primarily attributable to a higher balance of receivables being discounted under the receivable discount programs during fiscal 2011 compared to fiscal 2010. This increase in net interest expense was partly offset by a decrease in interest expense incurred on the lower average outstanding balances on our revolving loan and capital lease obligations during fiscal 2011.

Income Tax. In fiscal 2011, we recorded income tax expense of $7,809,000 compared to income tax expense of $5,282,000 in fiscal 2010, an effective rate of 39.0% and 35.4% for fiscal 2011 and 2010, respectively.  The primary reason for the increase in the effective tax rate was because the benefit of lower statutory tax rates in foreign taxing jurisdictions was not as significant in fiscal 2011 when compared to the prior year.  Offsetting the increase in the effective rate was an increase in the income apportioned to states with lower tax rates, which decreased our domestic effective rate.  As a result of the decrease in the domestic effective tax rate, we revalued our deferred tax assets to reflect the lower value of deductions taken for book purposes, but not yet allowed for tax purposes.  The change in the deferred tax rate resulted in a reduction of the net deferred tax assets of $558,000. This amount was charged to income tax expense in fiscal 2011.

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

General and Administrative. Our general and administrative expenses during fiscal 2010 were $15,389,000, which represents a decrease of $4,090,000, or 21.0%, from general and administrative expenses during fiscal 2009 of $19,479,000. This decrease in general and administrative expenses was primarily due to the following: (i) a gain of $1,565,000 recorded due to the changes in the fair value of foreign exchange contracts compared to a loss of $1,194,000 during fiscal 2009, (ii) $1,323,000 of decreased professional services fees, and (iii) $372,000 of decreased stock-based compensation. These decreases in general and administrative expenses were partially offset by $673,000 of increased provision for bad debt expense during fiscal 2010.

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

Liquidity and Capital Resources

Overview

At March 31, 2011, we had working capital of $1,395,000, a ratio of current assets to current liabilities of 1:1, and cash of $2,477,000, compared to working capital of $3,399,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $1,210,000 at March 31, 2010. The decrease in working capital from March 31, 2010 primarily resulted from the increase in accounts payable balances due to (i) purchases of inventory from Fenco’s vendors in connection with our Consignment Agreement, (ii) our continued effort to make purchases from vendors with longer payment terms, and (iii) the timing of payments made at fiscal year-end. These decreases in working capital were partly offset by an increase in accounts receivable due to (i) a reduction in the future credits to be provided for Used Cores returned by our customers and (ii) increased net sales during fiscal 2011. In addition, our accounts receivable at March 31, 2011, include $4,160,000 of accounts receivable from Fenco pursuant to the Consignment Agreement.

During fiscal 2011, we used cash generated by operations, from our use of receivable discount programs with certain of our major customers, and our revolving loan as our primary sources of liquidity. These sources were primarily used to make secured loans in the approximate aggregate amount of $4,863,000 to Fenco, to make the quarterly principal payment on the term loan, pay for capital expenditure obligations, and pay the purchase price holdback in connection with our May 2008 acquisition.

We believe our cash generated by operations, amounts available under our credit agreement, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments, repayment of the current portion of our term loan, and capital expenditure obligations over the next twelve months for our current operations. However, due to our acquisition of Fenco, we may require additional capital and we cannot predict or assure that additional funds from existing sources will be sufficient.

Cash Flows

Net cash provided by operating activities was $10,735,000 and $18,347,000 during fiscal 2011 and 2010, respectively. The most significant changes in operating activities during fiscal 2011 compared to fiscal 2010 were due primarily to increases in our accounts receivable and long-term core inventory levels. Our accounts receivable, net increased during fiscal 2011 due to (i) a reduction in the future credits to be provided for Used Cores returned, (ii) account receivables recorded in connection with the Consignment Agreement, and (iii) the reduction in the prior year accounts receivable due to the reinstatement of a receivable discount program with one of our major customers in September 2009. Our long-term core inventory levels increased due primarily to an increase in Used Cores held at our facilities and Remanufactured Cores held at customers’ locations due to higher sales. These changes in operating activities were partly offset by a decrease in our non-core inventory levels during fiscal 2011 compared to an increase in our non-core inventory levels during fiscal 2010.

Net cash used in investing activities was $6,723,000 and $3,666,000 during fiscal 2011 and 2010, respectively. The increase in net cash used in investing activities was primarily a result of the secured loans in the approximate aggregate amount of $4,863,000 made to Fenco during fiscal 2011. This increase in net cash used in investing activities was partly offset by the payment of the purchase price holdback of $464,000 in connection with our May 2008 acquisition compared to the payment of $2,622,000 during fiscal 2010 for our acquisitions. Capital expenditures for fiscal 2011 primarily related to the purchase of equipment for our manufacturing facilities and improvements to our California facility compared to purchases in the same period of the prior year primarily related to purchases of equipment for our manufacturing facilities.

Net cash used in financing activities was $2,790,000 and $13,947,000 during fiscal 2011 and 2010, respectively. This change was primarily due to repayments of our previous revolving loan, in part by the use of the proceeds from our term loan, during fiscal 2010. Additionally, during fiscal 2011, we repurchased 14,400 shares at a total cost of $89,000 pursuant to a share repurchase program authorized by our Board of Directors in March 2010.

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

The Credit Agreement, among other things, requires us to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. We were in compliance with all financial covenants under the Credit Agreement as of March 31, 2011.

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

In April 2011, we entered into a fourth amendment to the Credit Agreement, effective March 31, 2011, with our Lenders. This amendment, among other things, (i) increased the amount we may borrow on a revolving basis from $35,000,000 to $50,000,000 and (ii) amended the definition of permitted acquisitions under the Credit Agreement.

There was no outstanding balance on the Revolving Loan at March 31, 2011 and 2010, respectively. Additionally, we had reserved $1,126,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $3,536,000 for commercial letters of credit as of March 31, 2011. As of March 31, 2011, $45,338,000 was available under the Revolving Loan, and of this, $10,000,000 was reserved for use in the event our largest customer discontinued its current practice of having our receivables discounted.

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

Receivable Discount Programs

Our liquidity has been positively impacted by receivable discount programs we have established with certain customers and their respective banks. Under these programs, we have the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. The weighted average discount under this program was 3.9% during fiscal 2011 and has allowed us to accelerate collection of receivables aggregating $134,867,000 by a weighted average of 330 days. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. These programs resulted in interest expense of $4,768,000 during fiscal 2011. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers.

Off-Balance Sheet Arrangements

At March 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Consignment Agreement

In March 2011, in order to maintain the service levels for Fenco’s customers, we entered into a consignment agreement (the “Consignment Agreement”) with Rafko Logistics Inc. (the “Consignee”), a subsidiary of FAPL. Pursuant to this agreement, we obtained an assignment of certain of the Consignee’s purchase orders with Consignee’s vendors and consigned to Consignee the goods purchased by us pursuant to such assigned purchase orders. All liabilities arising from this agreement have been guaranteed by FAPL.

During fiscal 2011, we recorded revenue, net of costs, of $378,000 from this agreement. At March 31, 2011, under this agreement, $4,160,000 was included in accounts receivable — net in the accompanying consolidated balance sheets representing the sale of the consigned goods. Additonally, $1,249,000 of finished goods inventory remained at Consignee’s location in connection with this agreement at March 31, 2011. Also, included in accounts payable at March 31, 2011, is approximately $4,312,000 payable to Consignee’s vendors for inventory purchased under this agreement.

As a result of the acquisition of Fenco in May 2011, the Consignment Agreement became an intercompany agreement.

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

Capital Expenditures and Commitments

Our capital expenditures were $1,566,000 during fiscal 2011. A significant portion of these expenditures relate to the purchase of equipment for our manufacturing facilities and improvements to our California facility. We expect our fiscal 2012 capital expenditure for our current operations to be approximately $2,400,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2011, and the effect such obligations could have on our cash flow in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years

Capital Lease Obligations (1)	$875,000	$398,000	$477,000	$-	$-
Operating Lease Obligations (2)	9,320,000	2,788,000	3,374,000	2,657,000	501,000
Term Loan	7,500,000	2,000,000	4,000,000	1,500,000	-
Unrecognized Tax Benefits (3)	-	-	-	-	-
Other Long-Term Obligations (4)	33,373,000	11,799,000	8,857,000	6,257,000	6,460,000
Total	$51,068,000	$16,985,000	$16,708,000	$10,414,000	$6,961,000
____________
(1)	Capital Lease Obligations represent amounts due under capital leases for various types of machinery and computer equipment.

(2)
Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in California, Tennessee, Connecticut, Malaysia, Singapore and Mexico, and for our Company automobile.

(3)
We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $530,000 of income taxes payable has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our balance sheets, reduced by the associated federal deduction for state taxes.

(4)
Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for long-term agreements to provide products over a defined period. We are not obligated to provide these marketing allowances should our business relationships end with these customers.

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

Our primary interest rate exposure relates to balances outstanding under our Credit Facility and receivable discount programs, which have interest costs that vary with interest rate movements. Our Credit Facility bears interest at variable base rates equal to the LIBOR rate or the bank’s reference rate, at our option, plus a margin rate dependent upon our most recently reported leverage ratio. This obligation is the only variable rate facility we have outstanding at March 31, 2011. At March 31, 2011, we had no amounts outstanding under our Revolving Loan. Based upon the $7,500,000 balance of our Term Loan at March 31, 2011, an increase in interest rates of 1%, would have increased our annual net interest expense by $75,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $50,000.

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and assets and liabilities denominated in currencies other than the U.S. dollar. We transact business in three foreign currencies which affect our operations: the Malaysian ringit, the Singapore dollar, and the Mexican peso. Our total foreign assets were $7,508,000 and $7,133,000 as of March 31, 2011 and 2010, respectively. In addition, as of March 31, 2011 and 2010, we had $2,594,000 and $369,000, respectively, due to our foreign subsidiaries. While these amounts are eliminated in consolidation, they impact our foreign currency translation gains and losses.

During fiscal 2011 and 2010, we experienced immaterial gains relative to our transactions involving the Malaysian ringit and the Singapore dollar. Based upon our current operations related to these two currencies, a change of 10% in exchange rates would result in an immaterial change in the amount reported in our financial statements.

Our exposure to currency risks has increased since the expansion of our remanufacturing operations in Mexico. Since these operations will be accounted for primarily in Mexican pesos, fluctuations in the value of the Mexican peso are expected to have a significant impact on our reported results. To mitigate the risk of currency fluctuation between the U.S. dollar and the Mexican peso, in August 2005 we began to enter into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. In addition, during fiscal 2011, we began to enter into forward foreign currency exchange contracts to exchange U.S. dollars for Chinese yuan to mitigate the risk of exposure from material movements in exchange rates on purchases from Chinese vendors. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2011 would have increased our general and administrative expenses by approximately $883,000. During fiscal 2011 and 2010, a loss of $162,000 and a gain of $1,565,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2011.

The effectiveness of our internal control over financial reporting as of March 31, 2011 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.	Documents filed as part of this report:

(1) Index to Consolidated Financial Statements:

(2) Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1

(3) Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”).

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 24, 2010.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.
>>
4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.8	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.9	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.10	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

4.11	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.6*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

Number	Description of Exhibit	Method of Filing

10.7	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.8	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.9	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.10	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.11*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.12	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.13	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.14	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 18, 2007.

10.15	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.16*	Vendor Agreement dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2009.

10.17*	Core Amendment to Vendor Agreement, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2009.

Number	Description of Exhibit	Method of Filing

10.18	Revolving Credit and Term Loan Agreement, dated as of October 29, 2009, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.3 to Quarterly Current Report on Form 10-Q filed November 9, 2009.

10.19 *	Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 23, 2009.

10.20 *	Core Amendment to Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on December 23, 2009.

10.21 *	Master Vendor Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2010.

10.22 *	Letter Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 13, 2010.

10.23 *	Vendor Agreement Addendum, dated as of April 1, 2009 between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 13, 2010.

10.24	First Amendment to the Revolving Credit and Term Loan Agreement, dated as of May 12, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 13, 2010.

10.25	Debenture, dated August 24, 2010, issued by Fenwick Automotive Products Limited to Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2010.

10.26
Addendum to Unanimous Shareholders Agreement, dated August 24, 2010, between Motorcar Parts of America, Inc., Fenwick Enterprises Inc., Escal Holdings Inc., Fencity Holdings Inc., Jofen Holdings Inc., Gordon Fenwick, Paul Fenwick, Joel Fenwick, Stanley Fenwick, Karen Fenwick, Jack Shuster and FAPL Holdings Inc.
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 30, 2010.

10.27	Second Amendment to Revolving Credit and Term Loan Agreement, dated as of November 3, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q filed on November 8, 2010.

Number	Description of Exhibit	Method of Filing

10.28	Third Amendment to Revolving Credit and Term Loan Agreement, dated as of December 6, 2010, between the Company and Union Bank, N.A. and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 13, 2010.

10.29	Amended and Restated Debenture, dated December 15, 2010, issued by Fenwick Automotive Products Limited to Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 21, 2010.

10.30
Amended and Restated Addendum to Unanimous Shareholders Agreement, dated December 15, 2010, between Motorcar Parts of America, Inc., Fenwick Enterprises Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick, Joel Fenwick, FAPL, Fenwick Automotive Products Limited, Introcan Inc., Escal Holdings Inc., Fencity Holdings Inc. and Jofen Holdings Inc.
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 21, 2010.

10.31*	Consignment Agreement, dated as of March 1, 2011, among Motorcar Parts of America, Inc., Rafko Logistics Inc., Fenwick Automotive Products Limited and FAPL Holdings Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 7, 2011.

10.32	Fourth Amendment to the Revolving Credit and Term Loan Agreement, dated as of March 31, 2011, by and among Motorcar Parts of America, Inc., Union Bank, N.A., and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 7, 2011.

10.33	Revolving Note, dated as of March 31, 2011, executed by Motorcar Parts of America, Inc. in favor of Union Bank, N.A.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 7, 2011.

10.34	Revolving Note, dated as of March 31, 2011, executed by Motorcar Parts of America, Inc. in favor of Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on April 7, 2011.

10.35	Purchase Agreement, dated May 6, 2011, by and among Motorcar Parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick and Joel Fenwick.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 12, 2011.

10.36	Hold Agreement, dated May 6, 2011, between Motorcar Parts of America, Inc. and FAPL Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 12, 2011.

Number	Description of Exhibit	Method of Filing

10.37	Escrow Agreement, dated May 6, 2011, by and among Motorcar parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick, Joel Fenwick and Strikeman Elliott LLP	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 12, 2011.

10.38
Amended and Restated Credit Agreement, dated May 6, 2011, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufactures and Traders Trust Company, M&T Bank and such other lenders from time to time as may become a party thereto
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 12, 2011.

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
____________
*           Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 13, 2011	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 13, 2011	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 13, 2011
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	June 13, 2011
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	June 13, 2011
Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	June 13, 2011
Mel Marks

/s/ Scott Adelson	Director	June 13, 2011
Scott Adelson

/s/ Rudolph Borneo	Director	June 13, 2011
Rudolph Borneo

/s/ Philip Gay	Director	June 13, 2011
Philip Gay

/s/ Duane Miller	Director	June 13, 2011
Duane Miller

/s/ Jeffrey Mirvis	Director	June 13, 2011
Jeffrey Mirvis

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2011 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Motorcar Parts of America, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Motorcar Parts of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Motorcar Parts of America, Inc. and subsidiaries as of March 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended March 31, 2011 of Motorcar Parts of America, Inc. and subsidiaries and our report dated June 13, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 13, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2011 and 2010 and the related consolidated statements of income, shareholders’ equity, and cash flows for the each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2011 and 2010 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc.’s internal control over financial reporting as of March 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 13, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 13, 2011

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2011	2010
ASSETS
Current assets:
Cash	$2,477,000	$1,210,000
Short-term investments	304,000	451,000
Accounts receivable — net	10,635,000	5,553,000
Inventory— net	29,733,000	31,547,000
Inventory unreturned	5,031,000	3,924,000
Deferred income taxes	5,658,000	8,391,000
Prepaid expenses and other current assets	6,299,000	2,735,000
Total current assets	60,137,000	53,811,000
Plant and equipment — net	11,663,000	12,693,000
Long-term core inventory — net	80,558,000	67,957,000
Long-term core inventory deposit	25,984,000	25,768,000
Long-term deferred income taxes	1,346,000	951,000
Long-term note receivable	4,863,000	-
Intangible assets — net	5,530,000	6,304,000
Other assets	1,784,000	1,549,000
TOTAL ASSETS	$191,865,000	$169,033,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$38,973,000	$31,603,000
Accrued liabilities	2,181,000	1,863,000
Accrued salaries and wages	3,993,000	3,590,000
Accrued workers’ compensation claims	1,144,000	1,574,000
Customer finished goods returns accrual	9,161,000	7,454,000
Income tax payable	322,000	678,000
Deferred income taxes	136,000	-
Other current liabilities	460,000	697,000
Current portion of term loan	2,000,000	2,000,000
Current portion of capital lease obligations	372,000	953,000
Total current liabilities	58,742,000	50,412,000
Term loan, less current portion	5,500,000	7,500,000
Deferred core revenue	8,729,000	6,061,000
Other liabilities	1,255,000	995,000
Capital lease obligations, less current portion	462,000	445,000
Total liabilities	74,688,000	65,413,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,078,271 and 12,026,021 shares issued; 12,063,871 and 12,026,021 outstanding at March 31, 2011 and 2010, respectively	121,000	120,000
Treasury stock, at cost, 14,400 shares of common stock at March 31, 2011 and none at March 31, 2010	(89,000)	-
Additional paid-in capital	93,140,000	92,792,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(349,000)	(1,426,000)
Retained earnings	22,475,000	10,255,000
Total shareholders' equity	117,177,000	103,620,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$191,865,000	$169,033,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended March 31,

	2011	2010	2009

Net sales	$161,285,000	$147,225,000	$134,866,000
Cost of goods sold	109,903,000	105,898,000	95,319,000
Gross profit	51,382,000	41,327,000	39,547,000
Operating expenses:
General and administrative	17,033,000	15,389,000	19,479,000
Sales and marketing	6,537,000	6,019,000	5,242,000
Research and development	1,549,000	1,421,000	1,993,000
Acquisition costs	879,000	191,000	-
Impairment of goodwill	-	-	2,191,000
Total operating expenses	25,998,000	23,020,000	28,905,000
Operating income	25,384,000	18,307,000	10,642,000
Other expense (income):
Gain on acquisition	-	(1,331,000)	-
Interest expense	5,595,000	4,710,000	4,215,000
Interest income	(240,000)	-	(19,000)
Income before income tax expense	20,029,000	14,928,000	6,446,000
Income tax expense	7,809,000	5,282,000	2,589,000
Net income	$12,220,000	$9,646,000	$3,857,000
Basic net income per share	$1.01	$0.80	$0.32
Diluted net income per share	$0.99	$0.80	$0.32
Weighted average number of shares outstanding:
Basic	12,042,428	11,988,692	11,995,622
Diluted	12,334,331	12,116,615	12,086,126

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
For the Years Ended March 31,

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Shareholder Note Receivable	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)
Balance at March 31, 2008	12,070,555	121,000	-	-	92,663,000	1,879,000	(682,000)	360,000	(3,248,000)	91,093,000
Compensation recognized under employee stock plans	-	-	-	-	508,000	-	-	-	-	508,000
Retirement of common stock in satisfaction of shareholder note receivable	(108,534)	(1,000)	-	-	(712,000)	-	682,000	-	-	(31,000)
Unrealized loss on investments, net of tax	-	-	-	-	-	-	-	(64,000)	-	(64,000)	$(64,000)
Foreign currency translation	-	-	-	-	-	-	-	(2,280,000)	-	(2,280,000)	(2,280,000)
Net income	-	-	-	-	-	-	-	-	3,857,000	3,857,000	3,857,000
Comprehensive Income											$1,513,000

Balance at March 31, 2009	11,962,021	120,000	-	-	92,459,000	1,879,000	-	(1,984,000)	609,000	93,083,000

Compensation recognized under employee stock plans	-	-	-	-	136,000	-	-	-	-	136,000
Exercise of options	64,000	-	-	-	152,000	-	-	-	-	152,000
Tax benefit from employee stock options exercised	-	-	-	-	69,000	-	-	-	-	69,000
Impact of tax benefit on APIC pool	-	-	-	-	(24,000)	-	-	-	-	(24,000)
Unrealized gain on investments, net of tax	-	-	-	-	-	-	-	80,000	-	80,000	$80,000
Foreign currency translation	-	-	-	-	-	-	-	478,000	-	478,000	478,000
Net income	-	-	-	-	-	-	-	-	9,646,000	9,646,000	9,646,000
Comprehensive Income											$10,204,000

Balance at March 31, 2010	12,026,021	120,000	-	-	92,792,000	1,879,000	-	(1,426,000)	10,255,000	103,620,000

Compensation recognized under employee stock plans	-	-	-	-	59,000	-	-	-	-	59,000
Exercise of options	52,250	1,000		-	199,000	-	-	-	-	200,000
Tax benefit from employee stock options exercised	-	-	-	-	123,000	-	-	-	-	123,000
Impact of tax benefit on APIC pool	-	-	-	-	(33,000)	-	-	-	-	(33,000)
Repurchase of common stock including fees	-	-	(14,400)	(89,000)	-	-	-	-	-	(89,000)
Unrealized gain on investments, net of tax	-	-	-	-	-	-	-	(3,000)	-	(3,000)	$(3,000)
Foreign currency translation	-	-	-	-	-	-	-	1,080,000	-	1,080,000	1,080,000
Net income	-	-	-	-	-	-	-	-	12,220,000	12,220,000	12,220,000
Comprehensive Income											$13,297,000

Balance at March 31, 2011	12,078,271	$121,000	(14,400)	$(89,000)	$93,140,000	$1,879,000	$-	$(349,000)	$22,475,000	$117,177,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31,

	2011	2010	2009
Cash flows from operating activities:
Net income	$12,220,000	$9,646,000	$3,857,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,126,000	3,238,000	3,136,000
Amortization of intangible assets	774,000	644,000	326,000
Amortization of deferred gain on sale-leaseback	(307,000)	(524,000)	(521,000)
Amortization of deferred financing costs	86,000	35,000	-
Provision for inventory reserves	1,804,000	878,000	36,000
Provision for customer payment discrepencies	850,000	182,000	915,000
Net (recovery of) provision for doubtful accounts	(38,000)	898,000	225,000
Deferred income taxes	2,358,000	(70,000)	(2,252,000)
Share-based compensation expense	59,000	136,000	508,000
Gain on acquisition	-	(1,331,000)	-
Impairment of goodwill	-	-	2,191,000
Impact of tax benefit on APIC pool from stock options exercised	33,000	24,000	-
(Gain) loss on redemption of short-term investment	(25,000)	5,000	-
Loss on disposal of assets	37,000	13,000	4,000
Changes in current assets and liabilities:
Accounts receivable	(5,894,000)	11,917,000	(11,521,000)
Inventory	1,305,000	(3,936,000)	6,833,000
Inventory unreturned	(1,107,000)	784,000	(584,000)
Prepaid expenses and other current assets	(3,527,000)	(1,054,000)	369,000
Other assets	(245,000)	(832,000)	207,000
Accounts payable and accrued liabilities	8,885,000	7,122,000	(10,179,000)
Customer finished goods returns accrual	1,707,000	(1,097,000)	1,732,000
Income tax payable	(381,000)	(518,000)	870,000
Deferred core revenue	2,668,000	127,000	3,007,000
Long-term accounts receivable	-	-	767,000
Long-term core inventory	(13,885,000)	(5,692,000)	(9,894,000)
Long-term core inventory deposits	(216,000)	(1,317,000)	(1,974,000)
Other liabilities	448,000	(931,000)	864,000
Net cash provided by (used in) operating activities	10,735,000	18,347,000	(11,078,000)
Cash flows from investing activities:
Purchase of plant and equipment	(1,566,000)	(1,055,000)	(2,317,000)
Purchase of businesses	(464,000)	(2,622,000)	(7,462,000)
Long-term note receivable	(4,863,000)	-	-
Change in short term investments	170,000	11,000	(67,000)
Net cash used in investing activities	(6,723,000)	(3,666,000)	(9,846,000)
Cash flows from financing activities:
Borrowings under revolving loan	46,200,000	31,600,000	52,310,000
Repayments under revolving loan	(46,200,000)	(53,200,000)	(30,710,000)
Proceeds from term loan	-	10,000,000	-
Repayments of term loan	(2,000,000)	(500,000)	-
Deferred financing costs	(16,000)	(414,000)	-
Payments on capital lease obligations	(975,000)	(1,630,000)	(1,868,000)
Exercise of stock options	199,000	152,000	-
Excess tax benefit from employee stock options exercised	123,000	69,000	-
Impact of tax benefit on APIC pool from stock options exercised	(33,000)	(24,000)	-
Repurchase of common stock, including fees	(89,000)	-	-
Proceeds from issuance of common stock	1,000	-	-
Net cash (used in) provided by financing activities	(2,790,000)	(13,947,000)	19,732,000
Effect of exchange rate changes on cash	45,000	24,000	(291,000)
Net increase (decrease) in cash	1,267,000	758,000	(1,483,000)
Cash — Beginning of year	1,210,000	452,000	1,935,000
Cash — End of year	$2,477,000	$1,210,000	$452,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$5,270,000	$4,568,000	$4,048,000
Income taxes, net of refunds	8,073,000	5,636,000	3,404,000
Non-cash investing and financing activities:
Settlement of accounts receivable in connection with purchase of business	$-	$1,123,000	$-
Property acquired under capital lease	351,000	-	357,000
Holdback on purchase of businesses	-	-	800,000
Note payable on purchase of business	-	-	722,000
Retirement of common stock in satisfaction of shareholder note receivable	-	-	682,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture, produce and distribute alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada and to major automobile manufacturers.

The Company obtains used alternators and starters, commonly known as Used Cores, primarily from its customers as trade-ins. It also purchases Used Cores from vendors (core brokers). The customers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the customers upon return to the Company. These Used Cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Singapore and Malaysia. In addition, the Company utilizes third party warehouse distribution centers in Edison, New Jersey and Springfield, Oregon. The Company also uses a warehouse distribution facility in Berlin, Connecticut.

2. Summary of Significant Accounting Policies

Segment Reporting

The Company currently operates in one business segment pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc and its wholly owned subsidiaries, MVR Products Pte. Ltd., Unijoh Sdn. Bhd., Motorcar Parts de Mexico, S.A. de C.V. and Motorcar Parts of Canada, Inc. All significant inter-company accounts and transactions have been eliminated.

Cash

The Company maintains cash balances in local currencies in Singapore and Malaysia and in local and U.S. dollar currencies in Mexico for use by the facilities operating in those foreign countries. The balances in these foreign accounts translated into U.S. dollars at March 31, 2011 and 2010 were $685,000 and $569,000, respectively.

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

•
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses them as period costs. For the years ended March 31, 2011, 2010, and 2009, costs of approximately $1,378,000, $1,314,000, and $2,019,000, respectively, were considered abnormal and thus excluded from the cost calculation and charged directly to cost of sales.

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

Consignment Agreement

In March 2011, in order to maintain the service levels for Fenco’s customers, the Company entered into a consignment agreement (the “Consignment Agreement”) with Rafko Logistics Inc. (the “Consignee”), a subsidiary of FAPL. Pursuant to this agreement, the Company obtained an assignment of certain of the Consignee’s purchase orders with Consignee’s vendors and consigned to Consignee the goods purchased by the Company pursuant to such assigned purchase orders. All liabilities arising from this agreement have been guaranteed by FAPL.

During fiscal 2011, the Company recorded revenue, net of costs, of $378,000 from this agreement. At March 31, 2011, under this agreement, $4,160,000 was included in accounts receivable — net in the accompanying consolidated balance sheets for the sales of the consigned goods. Additonally, $1,249,000 of finished goods inventory remained at Consignee’s location in connection with this agreement at March 31, 2011. Also, included in accounts payable at March 31, 2011, is approximately $4,312,000 payable to the Consignee’s vendors for inventory purchased under this agreement.

As a result of the acquisition of Fenco in May 2011, the Consignment Agreement became an intercompany agreement.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. The Company does not amortize goodwill but evaluates goodwill for impairment on an annual basis or more frequently if events or circumstances occur that would indicate a reduction in fair value of the Company. Such indicators include, but are not limited to, events or circumstances such as a significant adverse change in the business climate, unanticipated competition, a loss of key personnel, adverse legal or regulatory developments, or a significant decline in the market price in the Company’s common stock. The Company did not have any goodwill at March 31, 2011 or 2010.

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

The Company has agreed in the past and may in the future agree to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2011 and 2010, Remanufactured Core revenue of $8,729,000 and $6,061,000, respectively, was deferred.

Marketing Allowances

The Company records the cost of all marketing allowances provided to its customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See “Note 14. Commitments and Contingencies” for a description of all marketing allowances.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the fiscal years ended March 31, 2011, 2010 and 2009 were $368,000, $212,000 and $227,000, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income per share.

	Years Ended March 31,
	2011	2010	2009
Net income	$12,220,000	$9,646,000	$3,857,000
Basic shares	12,042,428	11,988,692	11,995,622
Effect of dilutive stock options and warrants	291,903	127,923	90,504
Diluted shares	12,334,331	12,116,615	12,086,126
Net income per share:
Basic	$1.01	$0.80	$0.32
Diluted	$0.99	$0.80	$0.32

The effect of dilutive options and warrants excludes (i) 771,084 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $9.90 to $15.00 per share for the year ended March 31, 2011, (ii) 1,253,982 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $5.00 to $15.00 per share for the year ended March 31, 2010, and (iii) 1,249,900 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $6.11 to $15.00 per share for the year ended March 31, 2009 — all of which were anti-dilutive.

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

The fair value of stock options used to compute stock-based compensation expense, which is reflected in reported results is estimated using the Black-Scholes option pricing model, which was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 18,000, 12,000 and 84,000 shares of common stock were granted during the years ended March 31, 2011, 2010 and 2009, respectively.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Years Ended March 31,
	2011	2010	2009
Weighted average risk free interest rate	2.09%	1.33%	2.61%
Weighted average expected holding period (years)	5.73	4.90	5.15
Weighted average expected volatility	38.87%	25.17%	40.95%
Weighted average expected dividend yield	-%	-%	-%
Weighted average fair value of options granted	$3.82	$1.03	$2.08

Credit Risk

The majority of the Company’s sales are to leading automotive after-market parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customer, and the value of the Remanufactured Cores held at customers location at March 31, 2011.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary, bonuses and commissions. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The Company redeemed $207,000 and $70,000 of short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2011 and 2010, respectively. The carrying value of plan assets was $304,000 and $451,000, and deferred compensation obligation was $304,000 and $451,000 at March 31, 2011 and 2010, respectively. During the years ended March 31, 2011 and 2010 an expense of $31,000 and $139,000, respectively, was recorded related to the deferred compensation plan.

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

New Accounting Pronouncements

Transfers of Financial Assets

In June 2009, the Financial Accounting Standards Board (the “FASB”) issued new guidance on the treatment of transfers of financial assets which eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. This new guidance was effective as of the beginning of an entity’s first fiscal year that began after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have any impact on the Company’s consolidated financial position and results of operations.

Consolidation of Variable Interest Entities

In June 2009, the FASB issued new guidance which amends the consolidation guidance applicable to variable interest entities and was effective as of the beginning of an entity’s first fiscal year that began after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have any impact on the Company’s consolidated financial position and results of operations.

Fair Value Measurements and Disclosures

In January 2010, the FASB issued an update which requires new disclosures for transfers in and out of Level 1 and Level 2 of the fair value hierarchy and expanded disclosures for activity in Level 3 of the fair value hierarchy. The update also clarifies existing disclosures regarding the level of disaggregation for disclosure and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this update on January 1, 2010 did not have any impact on the Company’s consolidated financial position and results of operations. The disclosures regarding certain Level 3 activity are effective for fiscal years beginning after December 15, 2010. The Company does not expect the adoption of this guidance on April 1, 2011 to have any material impact on its consolidated financial position and results of operations.

Disclosure Requirements Related to Financing Receivables

In July 2010, the FASB issued an update which requires enhanced disclosures about the credit quality of financing receivables and the related allowance for credit losses. Trade accounts receivable with maturities of one year or less are excluded from the disclosure requirements. Disclosures required as of the end of a reporting period were effective for interim and annual periods ending on or after December 15, 2010. The adoption of this guidance on December 31, 2010 did not have any impact on the Company’s consolidated financial position and results of operations. The disclosures required about activity that occurs during a reporting period were effective for interim and annual periods beginning on or after December 15, 2010. The adoption of this guidance on January 1, 2011 did not have any impact on the Company’s consolidated financial position and the results of operations.

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

3. Long Term Note Receivable

In August 2010, the Company made a loan in the amount of approximately $1,894,000 (the “Original Loan”) to Fenwick Automotive Products Limited (“Fenco”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts, pursuant to a debenture executed by Fenco in favor of the Company (the “Original Debenture”). In December 2010, the Company made an additional loan in the amount of approximately $2,969,000 to Fenco pursuant to an amended and restated debenture (the “Amended and Restated Debenture”), bringing the total aggregate loan amount to approximately $4,863,000 (the “Aggregate Loan”). The Aggregate Loan matures on July 31, 2012 and bears interest at a rate equal to the prime rate plus 8.75% per annum, which is payable in cash quarterly in arrears beginning on December 31, 2010.

The Aggregate Loan is secured by a blanket lien on all of Fenco’s assets. FAPL Holdings, Inc. (“FAPL”), Fenco’s parent company, and each of Fenco’s subsidiaries have also agreed to grant blanket liens of their assets to secure the Aggregate Loan. The Company’s rights to the payment of any amounts due in connection with the Aggregate Loan and its rights as a secured party under the security agreements are subordinated to the rights of Manufactures and Traders Trust Company (“M&T Bank”), as a lender to, and secured party of, Fenco. Upon the occurrence of an event of default, as defined in the Amended and Restated Debenture, the Company may declare all amounts under the Amended and Restated Debenture immediately due and payable.

In May 2011, the Company acquired all of the outstanding equity of FAPL’s subsidiaries and as a result the Aggregate Loan is an intercompany loan (see Note 22 to the consolidated financial statements).

4. Intangible Assets

The following is a summary of the Company’s intangible assets at March 31, 2011 and March 31, 2010.

		March 31, 2011		March 31, 2010
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$189,000	$553,000	$115,000
Customer relationships	12 years	6,464,000	1,447,000	6,464,000	799,000
Non-compete agreements	5 years	257,000	108,000	257,000	56,000
Total	11 years	$7,274,000	$1,744,000	$7,274,000	$970,000

Amortization expense related to intangible assets was $774,000 and $644,000 during the years ended March 31, 2011 and 2010, respectively. The aggregate estimated future amortization expense for intangible assets is as follows:

Year Ending March 31,
2012	$774,000
2013	774,000
2014	738,000
2015	670,000
2016	349,000
Thereafter	2,225,000
Total	$5,530,000

5. Short-Term Investments

The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The Company redeemed $207,000 of short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2011. As a result, the Company recorded a gain of $25,000 on redemption of short-term investments for the payment of deferred compensation liabilities ,included in general and administrative expense in the consolidated statements of income for the year ended March 31, 2011. As of March 31, 2011 and 2010, the fair market value of the short-term investments was $304,000 and $451,000, and the liability to plan participants was $304,000 and $451,000, respectively.

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

Accounts receivable — net is comprised of the following at March 31:

	2011	2010
Accounts receivable — trade	$33,066,000	$30,977,000
Allowance for bad debts	(1,026,000)	(1,141,000)
Customer allowances earned	(6,644,000)	(5,104,000)
Customer payment discrepancies	(648,000)	(553,000)
Customer finished goods returns accruals (1)	(3,719,000)	(2,582,000)
Customer core returns accruals	(10,394,000)	(16,044,000)
Less: total accounts receivable offset accounts	(22,431,000)	(25,424,000)
Total accounts receivable — net	$10,635,000	$5,553,000
____________
(1)
The portion of customer unit returns for which an RGA was issued at year end for in-transit unit returns (warranty returns) and finished goods returns (stock adjustment returns) is recorded as an offset account to accounts receivable — net. The estimated future warranty and stock adjustment returns accrual portion for which an RGA has not been issued is presented as a current liability in the Company’s consolidated balance sheets at March 31, 2011 and 2010, of $9,161,000 and $7,454,000, respectively.

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At March 31, 2011, the warranty return accrual of $1,520,000 was included under the customer returns RGA issued in the above table and the warranty estimate of $2,245,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows at March 31:

	2011	2010
Balance at beginning of period	$(3,445,000)	$(2,596,000)
Charged to expense	39,742,000	36,096,000
Amounts processed	(39,422,000)	(35,247,000)
Balance at end of period	$(3,765,000)	$(3,445,000)

7. Inventory

Non-core inventory, Inventory unreturned, Long-term core inventory, and Long-term core inventory deposit is comprised of the following at March 31:

	2011	2010
Non-core inventory
Raw materials	$11,805,000	$10,362,000
Work-in-process	104,000	29,000
Finished goods	19,579,000	22,919,000
	31,488,000	33,310,000
Less allowance for excess and obsolete inventory	(1,755,000)	(1,763,000)
Total	$29,733,000	$31,547,000

Inventory unreturned	$5,031,000	$3,924,000
Long-term core inventory
Used cores held at company's facilities	$22,112,000	$14,491,000
Used cores expected to be returned by customers	3,467,000	3,350,000
Remanufactured cores held in finished goods	13,994,000	17,955,000
Remanufactured cores held at customers locations	41,829,000	32,878,000
	81,402,000	68,674,000
Less allowance for excess and obsolete inventory	(844,000)	(717,000)
Total	$80,558,000	$67,957,000

Long-term core inventory deposit	$25,984,000	$25,768,000

8. Plant and Equipment

Plant and equipment, at cost, are as follows at March 31:

	2011	2010
Machinery and equipment	$27,356,000	$26,044,000
Office equipment and fixtures	6,167,000	6,043,000
Leasehold improvements	7,332,000	7,035,000
	40,855,000	39,122,000
Less accumulated depreciation and amortization	(29,192,000)	(26,429,000)
Total	$11,663,000	$12,693,000

Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $5,790,000 and $5,759,000 at March 31, 2011 and 2010, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.

9. Capital Lease Obligations

The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2011	2010
Cost	$1,371,000	$6,515,000
Less: accumulated amortization	(611,000)	(4,782,000)
Total	$760,000	$1,733,000

Future minimum lease payments at March 31, 2011 for the capital leases are as follows:

Year Ending March 31,
2012	$398,000
2013	299,000
2014	178,000
Total minimum lease payments	875,000
Less amount representing interest	(41,000)
Present value of future minimum lease payment	834,000
Less current portion	(372,000)
$462,000

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

Assets financed under the agreement had a net book value of $1,517,000. The difference between the financing provided, which was based on the fair market value of the equipment, and the net book value of the equipment financed was accounted for as a deferred gain on the sale-leaseback agreement. The deferred gain was amortized at a monthly rate of $43,000 over the estimated five year life of the capital lease asset, which concluded in October 2010, and was accounted for as an offset to general and administrative expenses. At March 31, 2011 and 2010, the deferred gain remaining to be amortized was $0 and $319,000, respectively.

10. Debt

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

The Credit Agreement, among other things, requires the Company to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. The Company was in compliance with all financial covenants under the Credit Agreement as of March 31, 2011.

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

In April 2011, the Company entered into a fourth amendment to the Credit Agreement, which was effective as of March 31, 2011, with its Lenders. This amendment, among other things, (i) increased the amount the Company may borrow on a revolving basis from $35,000,000 to $50,000,000 and (ii) amended the definition of permitted acquisitions under the Credit Agreement.

There was no outstanding balance on the Revolving Loan at March 31, 2011 and 2010, respectively. The Company had reserved $1,126,000 of the Revolving Loan for standby letters of credit for workers’ compensation insurance and $3,536,000 for commercial letters of credit as of March 31, 2011. As of March 31, 2011, $45,338,000 was available under the Revolving Loan, and of this, $10,000,000 was reserved for use in the event the Company’s largest customer discontinued its current practice of having the Company’s receivables discounted.

The Revolving Loan and the Term Loan bear interest at the bank’s reference rate, plus an applicable margin, or a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin, as selected by the Company in accordance with the Credit Agreement. The reference rate is, as further described in the Credit Agreement, the higher of the bank’s announced base rate and the Federal funds rate plus 1/2 percent. The applicable margins are determined quarterly on a prospective basis as set forth below:

Leverage Ratio	Applicable LIBOR Margin	Applicable Reference Rate Margin
Less than 1.0:1.0	250 basis points	125 basis points
Greater than or equal to 1.0:1.0, but less than 1.5:1.0	275 basis points	150 basis points
Greater than or equal to 1.5:1.0	300 basis points	175 basis points

11. Accounts Receivable Discount Programs

The Company has established receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements have allowed the Company to accelerate collection of customers’ receivables aggregating $134,867,000 and $85,592,000 for the years ended March 31, 2011 and 2010, respectively, by a weighted average of 330 days and 334 days, respectively. On an annualized basis, the weighted average discount rate on the receivables sold to the banks during the years ended March 31, 2011 and 2010 was 3.9% and 4.5%, respectively. The amount of the discount on these receivables, $4,768,000 and $3,599,000 for the years ended March 31, 2011 and 2010, respectively, was recorded as interest expense.

12. Financial Risk Management and Derivatives

Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s production facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposure is from changes in the rate between the U.S. dollar and the Mexican peso related to the operation of the Company’s facility in Mexico. The Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos in order to mitigate this risk. In addition, during the year ended March 31, 2011, the Company began entering into forward foreign currency exchange contracts to exchange U.S. dollars for Chinese yuan to mitigate the risk of exposure from material movements in exchange rates on certain purchases made from Chinese vendors. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific purchase requirements to fund those overseas facilities and purchases.

The Company enters into forward foreign currency exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual cash outflow resulting from funding the expenses of the foreign operations and purchases will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign currency exchange contracts are designated for forecasted expenditure requirements to fund foreign operations and purchases.

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $9,356,000 and $6,159,000 at March 31, 2011 and 2010, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange U.S. dollars for foreign currencies. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of income:

	Location of (Gain) Loss	Amount of (Gain) Loss Recognized in Income on Derivatives
Derivatives Not Designated as Hedging	Recognized in Income	Years Ended March 31
Instruments under Statement 133	on Derivatives	2011	2010	2009
Forward foreign currency exchange contracts	General and administrative expenses	$162,000	$(1,565,000)	$1,194,000

The fair value of the forward foreign currency exchange contracts of $355,000 and $517,000 is included in prepaid expenses and other current assets in the consolidated balance sheets at March 31, 2011 and 2010, respectively.

13. Fair Value Measurements

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

The fair value hierarchy requires the use of observable market data when available. In instances in which the inputs used to measure fair value fall into different levels of the fair value hierarchy, the fair value measurement has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular item to the fair value measurement in its entirety requires judgment, including the consideration of inputs specific to the asset or liability. The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2011 and 2010, according to the valuation techniques we used to determine their fair values.

	March 31, 2011				March 31, 2010
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Cash	-	-	-	-	$207,000	$207,000	-	-
Mutual funds	$304,000	$304,000	-	-	244,000	244,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	355,000	-	$355,000	-	517,000	-	$517,000	-

Liabilities
Other current liabilities
Deferred compensation	304,000	304,000	-	-	451,000	451,000	-	-

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the fiscal years ended March 31, 2011 and 2010, a loss of $162,000 and a gain of $1,565,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

Disclosures for non-financial assets and non-financial liabilities that are measured at fair value, but recognized and disclosed at fair value on a nonrecurring basis, were required prospectively beginning April 1, 2009. During the fiscal years ended March 31, 2011 and 2010, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

At March 31, 2011, the remaining future minimum rental payments under the above operating leases are as follows:

Year Ending March 31,
2012	$2,788,000
2013	1,710,000
2014	1,664,000
2015	1,639,000
2016	1,018,000
Thereafter	501,000
Total minimum lease payments	$9,320,000

During fiscal years 2011, 2010 and 2009, the Company incurred total operating lease expenses of $2,889,000, $2,783,000 and $2,792,000, respectively.

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

The following table presents the breakout of allowances discussed above, recorded as a reduction to revenues in the years ended March 31:

	2011	2010	2009

Allowances incurred under long-term customer contracts	$13,988,000	$13,278,000	$9,002,000
Allowances related to a single exchange of product	17,552,000	14,162,000	11,725,000
Allowances related to core inventory purchase obligations	1,455,000	486,000	2,681,000
Total customer allowances recorded as a reduction of revenues	$32,995,000	$27,926,000	$23,408,000

The following table presents the commitments to incur allowances which will be recognized as a charge against revenue, and customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term customer contracts:

Year Ending March 31,
2012	$11,799,000
2013	5,032,000
2014	3,825,000
2015	3,152,000
2016	3,105,000
Thereafter	6,460,000
Total marketing allowances	$33,373,000

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

15. Major Customers and Suppliers

The Company’s four largest customers accounted for the following total percentage of net sales and accounts receivable—trade:

	Years Ended March 31,
Sales	2011	2010	2009
Customer A	48%	44%	49%
Customer B (1)	18%	24%	23%
Customer C	8%	8%	10%
Customer D	7%	9%	10%

Accounts receivable - trade	2011	2010
Customer A	26%	24%
Customer B	13%	15%
Customer C	17%	31%
Customer D	6%	4%
____________
(1)
One of the Company’s largest customers was acquired by another of the Company’s largest customers. Therefore, the percentage of net sales for the year ended March 31, 2009 includes the combined net sales of these customers.

The Company’s largest supplier accounted for the following total percentage of raw materials purchases:

	Years Ended March 31,
Significant supplier purchases	2011	2010	2009
Supplier A	13%	29%	25%

16. Income Taxes

The income tax expense (benefit) for the years ended March 31 is as follows:

	Years Ended March 31,
	2011	2010	2009
Current tax expense
Federal	$4,797,000	$4,203,000	$2,831,000
State	718,000	1,121,000	1,260,000
Foreign	267,000	161,000	561,000
Total current tax expense	5,782,000	5,485,000	4,652,000
Deferred tax expense (benefit)
Federal	1,206,000	(117,000)	(1,149,000)
State	821,000	109,000	(914,000)
Foreign	-	(195,000)	-
Total deferred tax expense (benefit)	2,027,000	(203,000)	(2,063,000)
Total income tax expense	$7,809,000	$5,282,000	$2,589,000

Deferred income taxes consist of the following at March 31:

	2011	2010
Assets
Accounts receivable valuation	$3,185,000	$2,719,000
Estimate for returns	-	1,878,000
Allowance for customer incentives	720,000	642,000
Inventory obsolescence reserve	993,000	989,000
Stock options	1,251,000	1,282,000
Intangible amortization	504,000	450,000
Deferred core revenue	1,268,000	798,000
Claims payable	788,000	618,000
Acquisition cost	336,000	-
Other	1,698,000	2,114,000
Total deferred tax assets	$10,743,000	$11,490,000
Liabilities
Prepaid expenses	$(591,000)	$(586,000)
Accelerated depreciation	(733,000)	(1,135,000)
Estimate for returns	(1,838,000)	-
Other	(713,000)	(427,000)
Total deferred tax liabilities	$(3,875,000)	$(2,148,000)
Net deferred tax assets	$6,868,000	$9,342,000
Net current deferred income tax assets	$5,522,000	$8,391,000
Net long-term deferred income tax assets	1,346,000	951,000
Total	$6,868,000	$9,342,000

At March 31, 2011, the Company had no federal net operating loss carryforwards, and approximately $2,100,000 of state net operating loss carryforwards. The utilization of these net operating loss carryforwards may be limited due to the suspension of the usage of the net operating losses in certain states. The state net operating loss carryforwards expire between 2018 and 2022.

Realization of the deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets.

For the year ended March 31, 2011, 2010, and 2009, the primary components of the Company’s income tax provision were (i) the current liability due to federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset due to a change in the deferred tax rate.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2011		2010		2009

Statutory federal income tax rate	34%		34%		34%
State income tax rate, net of federal benefit	3%		5%		4%
Change in deferred tax rate	2%		-%		-%
Foreign income taxed at different rates	(1	) %	(5	) %	(1	) %
Other income tax	1%		1%		3%
	39%		35%		40%

During the current fiscal year, the Company recognized an increase of $52,000 in the liability for unrecognized tax benefits in the consolidated statements of income.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows at March 31:

	2011	2010	2009
Balance at beginning of period	$711,000	$925,000	$663,000
Additions based on tax positions related to the current year	128,000	27,000	287,000
Additions for tax positions of prior year	298,000	-	10,000
Reductions for tax positions of prior year	(561,000)	(241,000)	(35,000)
Settlements	-	-	-
Balance at end of period	$576,000	$711,000	$925,000

The total unrecognized tax benefits that, if recognized, would affect the Company’s effective tax rate were $390,000 as of March 31, 2011. The Company believes no amounts will significantly increase or decrease within the next 12 months.

Included in the balance at March 31, 2011, are $55,000 of tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. Because of the impact of deferred tax accounting, other than interest and penalties, the disallowance of the shorter deductibility period would not affect the annual effective tax rate, but would accelerate the payment of cash to the taxing authority to an earlier period.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense, which amounted to $(4,000), $6,000 and $7,000 during the years ended March 31, 2011, 2010 and 2009, respectively.

17. Defined Contribution Plan

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $92,000, $88,000 and $93,000 for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.

18. Stock Options

In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2011 and 2010, options to purchase 364,100 and 406,350 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.

At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of March 31, 2011 and 2010, options to purchase 1,038,984 and 1,051,984 shares of common stock, respectively, were outstanding under the Incentive Plan and options to purchase 112,600 and 109,600 shares of common stock, respectively, were available for grant. In January 2011, this Incentive Plan was replaced and the Company will not make any further grants of awards under this plan.

In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors. At the Company’s Annual Meeting of Shareholders held on February 25, 2010, the Company’s shareholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for grant under the 2004 Plan from 175,000 to 275,000. As of March 31, 2011 and 2010, options to purchase 188,000 and 170,000 shares of common stock, respectively, were issued, and 87,000 and 105,000 shares of common stock were available for grant.

In January 2011, the Company’s shareholders approved the 2010 Incentive Award Plan (the” 2010 Plan”) which will replace the 2003 Long-term Incentive Plan. Under the 2010 Plan, a total of 750,000 shares of the Company’s common stock were reserved for grants of incentive awards and all of the Company’s employees are eligible to participate. As of March 31, 2011, no awards were issued under the 2010 Plan.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

A summary of stock option transactions follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2008	1,661,459	$8.47
Granted	84,000	$5.83
Exercised	-	$-
Cancelled	(14,375)	$12.13
Outstanding at March 31, 2009	1,731,084	$8.32
Granted	12,000	$4.76
Exercised	(64,000)	$2.40
Cancelled	(50,750)	$10.69
Outstanding at March 31, 2010	1,628,334	$8.45
Granted	18,000	$9.61
Exercised	(52,250)	$3.83
Cancelled	(3,000)	$11.00
Outstanding at March 31, 2011	1,591,084	$8.61

Based on the market value of the Company’s common stock at March 31, 2011, 2010 and 2009, the pre-tax intrinsic value of options exercised was $530,000, $262,000 and $0, respectively.

The followings table summarizes information about the options outstanding at March 31, 2011:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.800 to $2.160	102,250	$2.15	1.92	$1,209,618	102,250	$2.15	$1,209,618
$2.700 to $3.600	166,850	3.09	0.78	1,816,997	166,850	3.09	1,816,997
$4.170 to $6.345	175,000	5.86	4.90	1,421,000	168,000	5.88	1,360,800
$6.620 to $9.270	371,900	8.73	3.61	1,952,475	369,900	8.74	1,938,276
$9.650 to $11.813	362,084	10.19	4.8	1,372,298	362,084	10.19	1,372,298
$11.900 to $13.800	404,000	12.05	5.44	779,720	400,000	12.05	772,000
$14.500 to $14.610	9,000	$14.54	7.05	-	7,000	$14.52	-
	1,591,084			$8,552,108	1,576,084		$8,469,989

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2011 based on the Company’s closing stock price of $13.98 as of that date.

Options to purchase 1,576,084, 1,587,998 and 1,637,082 shares of common stock were exercisable as of March 31, 2011, 2010 and 2009, respectively. The weighted average exercise price of options exercisable was $8.61, $8.50 and $8.31 as of March 31, 2011, 2010 and 2009, respectively.

A summary of changes in the status of non-vested stock options during the fiscal year ended March 31, 2011 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2010	40,336	$1.95
Granted	18,000	$3.82
Vested	(43,336)	$2.22
Non-vested at March 31, 2011	15,000	$3.41

Effective April 1, 2006, the Company began using the modified prospective application method of transition for all its stock-based compensation plans. The Company did not modify the terms of any previously granted options in anticipation of the adoption of this guidance. At March 31, 2011, there was $39,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.1 years.

19. Shareholders’ Equity Transactions

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

20. Litigation

The Company is subject to various lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

21. Related Party Transactions

The Company has arrangements or entered into agreements with three members of its Board of Directors, Messrs. Mel Marks, Philip Gay and Selwyn Joffe.

In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks is currently paid an annual consulting fee of $350,000 per year. Mr. Marks was paid $350,000 during each of the years ended March 31, 2011, 2010, and 2009. The Company can terminate this arrangement at any time.

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

22. Subsequent Event

During fiscal 2011, the Company made secured loans in the approximate aggregate amount of $4,863,000 to Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts. In connection with this loan, the Company had an option to acquire a substantial ownership interest in Fenco. On May 6, 2011, the Company exercised this option and entered into and consummated the transactions pursuant to a purchase agreement (the “Purchase Agreement”) with FAPL Holdings Inc. (“FAPL”) and certain other individuals. In connection with this acquisition, the Company advanced an additional $10,000,000 to Fenco. Pursuant to the Purchase Agreement, the Company purchased (i) all of the outstanding equity of Fenco, a corporation incorporated under the laws of Ontario, (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”). Since Fenco owned 99% of Fapco, the Company now owns 100% of Fapco.

In consideration for the acquisition, the Company issued FAPL 360,000 shares of our common stock (the “MPA Shares”). For a period of 18 months following the closing of the acquisition, the MPA Shares shall be (i) subject to transfer restrictions pursuant to a Hold Agreement between the Company and FAPL, dated May 6, 2011 (the “Hold Agreement”), and (ii) held in escrow in order to secure certain indemnification obligations under the Purchase Agreement pursuant to an Escrow Agreement by and among FAPL, Stikeman Elliott LLP, certain other individuals, and the Company, dated May 6, 2011 (the “Escrow Agreement”).

In connection with the acquisition and the secured loans made to Fenco, the Company has incurred $879,000 expenses related to legal, accounting, and valuation services during fiscal 2011, which are reflected in operating expenses. Additional fees in connection with the closing of the transaction will be recorded as expenses in the first quarter of fiscal 2012 as incurred.

In connection with the acquisition, the Company’s now wholly-owned subsidiaries, Fenco and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Lenders”). Pursuant to the Fenco Credit Agreement, the Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Term Loan”). The availability of the Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory.

The Fenco Borrowers may receive advances under the Revolving Facility by any one or more of the following options: (i) swingline advances in Canadian or US dollars; (ii) Canadian dollar prime-based loans; (iii) US dollar base rate loans; (iv) LIBOR loans; or (v) letters of credits.

The Term Loan bears interest at the LIBO rate plus an applicable margin. Outstanding advances under the Revolving Facility bear interest as follows:

(i)	in respect of swingline advances in Canadian dollars and Canadian dollar prime-based loans, at the reference rate announced by the Royal Bank of Canada plus an applicable margin;
(ii)
in respect of swingline advances in US dollars and US dollar base rate loans, at a base rate (which shall be equal to the highest of (x) M&T Bank’s prime rate, (y) the Federal Funds Rate plus ½ of 1%, or (z) the one month LIBO rate) plus an applicable margin;

(iii)	in respect of LIBOR loans, at the LIBO rate plus an applicable margin.

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants.

The Revolving Facility and the Term Loan mature on October 6, 2012, but may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.

In connection with the Fenco Credit Agreement, the Company loaned Fenco an additional $10,000,000 bringing the aggregate amount of indebtedness owed by Fenco to the Company to $14,863,000.

The preliminary allocation of purchase price is incomplete at this time. As a result, we are unable to allocate fair value to the acquired business at this time.

23. Unaudited Quarterly Financial Data

The following table summarizes selected quarterly financial data for the fiscal year ended March 31, 2011:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$36,234,000	$40,977,000	$41,288,000	$42,786,000
Cost of goods sold	24,689,000	28,295,000	28,115,000	28,804,000
Gross profit	11,545,000	12,682,000	13,173,000	13,982,000
Operating expenses:
General and administrative	4,024,000	3,571,000	4,384,000	5,054,000
Sales and marketing	1,740,000	1,201,000	1,798,000	1,798,000
Research and development	366,000	396,000	391,000	396,000
Acquisition costs	-	-	-	879,000
Total operating expenses	6,130,000	5,168,000	6,573,000	8,127,000
Operating income	5,415,000	7,514,000	6,600,000	5,855,000
Other expense (income):
Interest expense	1,602,000	1,724,000	1,070,000	1,199,000
Interest income	-	(23,000)	(73,000)	(144,000)
Income before income tax expense	3,813,000	5,813,000	5,603,000	4,800,000
Income tax expense	1,293,000	2,312,000	1,842,000	2,362,000
Net income	$2,520,000	$3,501,000	$3,761,000	$2,438,000
Basic net income per share	$0.21	$0.29	$0.31	$0.20
Diluted net income per share	$0.21	$0.29	$0.30	$0.19

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2010:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$32,690,000	$39,437,000	$36,482,000	$38,616,000
Cost of goods sold	25,519,000	28,621,000	25,605,000	26,153,000
Gross profit	7,171,000	10,816,000	10,877,000	12,463,000
Operating expenses:
General and administrative	2,512,000	3,462,000	3,801,000	5,614,000
Sales and marketing	1,272,000	1,535,000	1,548,000	1,664,000
Research and development	334,000	334,000	355,000	398,000
Acquisition costs	-	191,000	-	-
Total operating expenses	4,118,000	5,522,000	5,704,000	7,676,000
Operating income	3,053,000	5,294,000	5,173,000	4,787,000
Other expense (income):
Gain on acquisition	-	(1,331,000)	-	-
Interest expense	996,000	974,000	1,776,000	964,000
Income before income tax expense	2,057,000	5,651,000	3,397,000	3,823,000
Income tax expense	862,000	2,216,000	1,252,000	952,000
Net income	$1,195,000	$3,435,000	$2,145,000	$2,871,000
Basic net income per share	$0.10	$0.29	$0.18	$0.24
Diluted net income per share	$0.10	$0.28	$0.18	$0.24

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) bad debts expense	Amounts written off	Balance at end of period
2011	Allowance for doubtful accounts	$1,141,000	$(38,000)	$77,000	$1,026,000
2010	Allowance for doubtful accounts	$243,000	$898,000	$-	$1,141,000
2009	Allowance for doubtful accounts	$18,000	$225,000	$-	$243,000

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of period	Charge to discrepancies expense	Amounts Processed	Balance at end of period
2011	Allowance for customer-payment discrepancies	$553,000	$850,000	$755,000	$648,000
2010	Allowance for customer-payment discrepancies	$681,000	$182,000	$310,000	$553,000
2009	Allowance for customer-payment discrepancies	$492,000	$915,000	$726,000	$681,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of period	Provision for excess and obsolete inventory	Amounts written off	Balance at end of period
2011	Allowance for excess and obsolete inventory	$2,480,000	$1,804,000	$1,685,000	$2,599,000
2010	Allowance for excess and obsolete inventory	$2,181,000	$878,000	$579,000	$2,480,000
2009	Allowance for excess and obsolete inventory	$2,762,000	$36,000	$617,000	$2,181,000

S-1