Form 10-K/A
period 2011-03-31
MOTORCAR PARTS AMERICA INC
filed 2011-07-29
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

There were 12,449,221 shares of common stock outstanding as of July 22, 2011.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, that was previously filed with the Securities and Exchange Commission (the “SEC”) on June 13, 2011 (the “Original Filing”).  We are filing this Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we will be filing our definitive proxy statement later than 120 days after the end of our fiscal year ended March 31, 2011.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, their ages and present positions with us as of July 29, 2011 are as follows:

Name	Age	Position with the Company

Selwyn Joffe	53	Chairman of the Board of Directors, President and Chief Executive Officer

Mel Marks	83	Director and Consultant

Scott J. Adelson	50	Director

Rudolph J. Borneo	70	Director, Chairman of the Compensation Committee and member of the Ethics and Nominating and Corporate Governance Committees

Philip Gay	53	Director, Chairman of the Audit Committee and Ethics Committee, and member of the Compensation and Nominating and Corporate Governance Committees

Duane Miller	64	Director, member of the Audit, Compensation, Ethics and Nominating and Corporate Governance Committees

Jeffrey Mirvis	47	Director, member of the Audit and Compensation Committees

Selwyn Joffe has been our Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. He has been a director of our Company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and Chief Executive Officer of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and Chief Executive Officer of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, Inc., a roll-up of amusement parks and served as its President and Chief Operating Officer until August 2000. Prior to the founding of Palace Entertainment, Inc., Mr. Joffe was the President and Chief Executive Officer of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the bar of the State of Georgia as well as a Certified Public Accountant. As our most senior executive, Mr. Joffe provides the Board of Directors with insight into our business operations, management and strategic opportunities. His history with our Company and industry experience have led the Board of Directors to conclude that he should serve as a director of our Company.

Mel Marks founded our Company in 1968. Mr. Marks served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding our Company, Mr. Marks was employed for over 20 years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to serve as a consultant and director to us since July 1999. Mr. Marks’s 42-year history with our Company in addition to his wealth of industry knowledge and experience have led the Board of Directors to conclude that he should serve as a director of our Company.

Scott J. Adelson joined our Board of Directors on April 11, 2008. Mr. Adelson is also a director and member of the compensation committee of QAD Inc., a public software company, since April 2006. Mr. Adelson is a Senior Managing Director and Global Co-Head of Corporate Finance for Houlihan Lokey, a leading international investment bank. During his 20 plus years with the firm, Mr. Adelson has helped advise hundreds of companies on a diverse and in-depth variety of corporate finance issues, including mergers and acquisitions. Mr. Adelson has written extensively on a number of corporate finance and securities valuation subjects. He is an active member of Board of Directors of various middle-market businesses as well as several recognized non-profit organizations, such as the USC Entrepreneur Program. Mr. Adelson holds a bachelor degree from the University of Southern California and a Master of Business Administration degree from the University of Chicago, Graduate School of Business. Mr. Adelson’s broad business skills and experience, leadership expertise, knowledge of complex global business and financial matters have led the Board of Directors to conclude that he should serve as a director of our Company.

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

Philip Gay joined our Board of Directors on November 30, 2004. He chairs our Audit and Ethics Committees and is a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Gay currently serves as Managing Director of Triple Enterprises, a business advisory service firm that assists mid-cap sized companies with financing, mergers and acquisitions and strategic financing, which he had previously managed from March 2000 until June 2004. From June 2004 until June 2010, Mr. Gay served as President, Chief Executive Officer and a Director of Grill Concepts, Inc., a company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he has served as chief financial officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996), and he has held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay’s leadership experience, general business knowledge, financial literacy and expertise, accounting skills and competency and overall financial acumen have led the Board of Directors to conclude that he should serve as a director of our Company.

Duane Miller joined our Board of Directors on June 5, 2008. Mr. Miller is currently employed by the Genesee County Regional Chamber of Commerce as Executive Vice President. Prior to joining the Genesee County Regional Chamber of Commerce, he was employed by the City of Flint, Michigan, as the Director of Government Operations, from February 2009 to August 2009. Mr. Miller retired from General Motors Corporation in April 2008 after 37 years of service. At the time of his retirement, Mr. Miller served as executive director, GM Service and Parts Operations (“SPO”) Field Operations where he was responsible for all SPO field activities, running GM Parts (original equipment), AC Delco (after-market) and GM Accessories business channels, as well as SPO’s Global Independent Aftermarket. Mr. Miller served on the Board of Directors of OEConnection, an automotive ecommerce organization focused on applying technology to provide supply chain solutions and analysis. He currently serves on the Boards of Directors of McLaren Regional Medical Center in Flint, Michigan and Prima Civitas Foundation, headquartered in Lansing, Michigan. His experience also includes serving on the Boards of Directors of the Urban League of Flint, Michigan, the Boys and Girls Club of Flint, Michigan and the Flint/Genesee County Convention and Visitor’s Bureau. Mr. Miller earned a Bachelor of Science degree in marketing from Western Michigan University, and attended the Executive Development Program at the University of California Berkeley Haas School of Business. Mr. Miller is a member of our Audit, Compensation, Ethics and Nominating and Corporate Governance Committees. Mr. Miller’s significant experience with the automotive parts industry, combined with his organizational, management and business understanding, have led the Board of Directors to conclude that he should serve as a director of our Company.

Jeffrey Mirvis joined our Board of Directors on February 3, 2009. Mr. Mirvis is currently the Chief Executive Officer of MGT Industries, Inc. (“MGT”), a privately-held apparel company based in Los Angeles. As Chief Executive Officer of MGT, Mr. Mirvis successfully moved all production and sourcing to Asia. During his ten-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MGT in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the Union Bank of California’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He currently serves as a board member of Wildwood School in Los Angeles, and has been a member of the board of the Jewish Federation in Los Angeles. Mr. Mirvis is a member of our Audit and Compensation Committees. Mr. Mirvis’ international business experience, operational and production expertise, leadership experience and organizational management have led the Board of Directors to conclude he should serve as a director of our Company.

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

Audit Committee.  The current members of our Audit Committee are Philip Gay, Rudolph Borneo, Duane Miller and Jeffrey Mirvis, with Mr. Gay serving as chairman. Mr. Mirvis became a member of our Audit Committee on June 8, 2011. Our Board of Directors has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met five times in fiscal 2011.

Compensation Committee.  The current members of our Compensation Committee are Rudolph Borneo, Philip Gay, Duane Miller and Jeffrey Mirvis, with Mr. Borneo serving as chairman. The Compensation Committee is responsible for developing our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making determinations concerning the salary, bonuses and stock options to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee Interlocks and Insider Participation”. The Compensation Committee met twice in fiscal 2011.

Ethics Committee. The current members of our Ethics Committee are Philip Gay, who serves as Chairman, Rudolph Borneo and Duane Miller. The Ethics Committee is responsible for implementing our Code of Business Conduct and Ethics. No issues arose which required our Ethics Committee to meet in fiscal 2011.

Nominating and Corporate Governance Committee.  The current members of our Nominating and Corporate Governance Committee are Rudolph Borneo, Philip Gay and Duane Miller. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Our Nominating and Corporate Governance Committee is responsible for nominating candidates to our Board of Directors. Our Nominating and Corporate Governance Committee did not meet in fiscal 2011.

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

Information about our non-director executive officers and significant employees

Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our Company, are as follows:

Name	Age	Position with the Company

Kevin Daly	52	Chief Accounting Officer

Steve Kratz	56	Chief Operating Officer

David Lee	41	Chief Financial Officer

Rick Mochulsky	53	Vice President, Sales

Michael Umansky	70	Vice President, Secretary and General Counsel

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

Rick Mochulsky has been our Vice President, Sales since February 2011. As Vice President, Sales, Mr. Mochulsky oversees all domestic and international sales. Prior to this, Mr. Mochulsky served as our Vice President of Traditional Sales since joining the company in 2005. Prior to joining us in 2005, Mr. Mochulsky held a variety of sales and sales management positions in both public and privately held companies. Mr. Mochulsky began his automotive career in 1979 in Edmonton Alberta as a territory manager with the Dayco Rubber Company.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock,  to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities.  Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons,  we believe that our insiders complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 2011 with the following exceptions. Mr. Joffe filed a Form 4 related to a stock option exercise that was due on April 26, 2010 on April 28, 2010. Mr. Marks filed a Form 4 related to a stock option exercise that was due on April 27, 2010 on April 28, 2010.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2011 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

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

Stock Option Program. Equity awards are a part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing shareholder value over time. We have historically elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives. Although we have not adopted formal stock ownership guidelines, our named directors and executive officers currently hold a significant portion of our fully-diluted common stock, substantially through the ownership of stock options. In determining the number of stock options to be granted to executives, we historically have taken into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the value of the stock options in relation to other elements of the individual executive’s total compensation. In fiscal 2011, we adopted our 2010 Incentive Award Plan. Our Compensation Committee anticipates issuing equity-related grants under the 2010 Incentive Award Plan commencing in fiscal 2012.

Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan, and we make matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Contributions for fiscal 2011 and year-end account balances for those executive officers can be found in the Non-Qualified Deferred Compensation table.

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

On a quarterly basis, the Board of Directors reviews the actual financial performance of our Company against the goals set forth in the OGSM and the base financial operating plan. In addition, the members of the Board of Directors receive interim reports detailing the actual financial performance of our Company compared to these goals.

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

Our general policy for setting base salaries of our named executive officers (the “Senior Executives”) is to only increase such salaries in the case of promotions or significant increases to an officer’s duties and responsibilities. Such increases to base salaries are reviewed by the Compensation Committee on a case-by-case basis. The salary increases reflected in our Summary Compensation Table below reflect: (i) an adjustment to Steve Kratz’s base salary in fiscal 2010 to provide for internal parity of salaries between him and other executives in our Company; and (ii) increased responsibilities assigned to Doug Schooner in fiscal 2010 requiring him to spend more time at our Tijuana facility. In making such determinations regarding base salaries for the Senior Executives, we take into account such factors as: the Senior Executive’s scope of responsibilities and level of experience; salary data for comparable positions at the peer group companies based on reports of our outside consultant and salary survey data provided by our outside consultant; and internal equity of salaries of individuals in comparable positions at our Company.

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

Compensation Committee Consultant.

The Compensation Committee has retained Towers Watson as its outside compensation consultant. Towers Watson does not perform any other consulting work or any other services for our Company, reports directly to the Compensation Committee, and takes direction from the Chairman of the Compensation Committee. The Compensation Committee engaged Towers Watson to prepare a complete competitive assessment of our executive compensation practices in 2004, an updated assessment of the compensation of our Chief Executive Officer in 2006, a complete executive compensation assessment in 2009 and a complete executive compensation review in 2011.

The Compensation Committee considers analysis and advice from its outside consultant when making compensation decisions for the Chief Executive Officer and other Senior Executives. The outside consultant’s work for the Compensation Committee includes data analysis, market assessments, and preparation of related reports.

Peer Group.

While the Compensation Committee does not undertake a formalized benchmarking process, it does review the assessment provided by its outside consultant detailing the competitiveness of our executive compensation relative to our peer group when making its executive compensation decisions. Our peer group for compensation purposes includes Dorman Products Inc., Modine Manufacturing Co., Standard Motor Products Inc., Strattec Security Corp. and Superior Industries International Inc.  The peer group is reviewed annually with the assistance of our outside consultant to ensure that the peer companies remain an appropriate basis for comparison.

Senior Executive Compensation Decisions (Other than the Chief Executive Officer).

The Compensation Committee made decisions for each of the named executive officers (other than the Chief Executive Officer) following the process described above and established the following key individual performance goals for each such officer:

David Lee, Chief Financial Officer

•	Monitor all metrics that may have an impact on our financial performance
•	Maintain an effective treasury function, including budgeting and forecasting
•	Manage our cash flows
•	Minimize the loan and interest expenses we incur
•	Manage our shareholder relations

Steve Kratz, Chief Operating Officer

•	Evaluate and manage the key operating metrics for us
•	Increase quality of our product
•	Implement strategies aimed at reducing our product costs and warranty rates
•	Manage our recovery operations
•	Improve our customer support services
•	Manage and improve the performance of our information technology systems

Kevin Daly, Chief Accounting Officer

•	Provide timely and accurate services and information to our management, Board of Directors and other stakeholders
•	Maintain and improve top-level financial knowledge and accounting controls
•	Keep abreast of all financial accounting pronouncements that may affect our financial reporting

Michael Umansky, Vice President, Secretary and General Counsel

•	Limit our legal and other risk exposure
•	Manage any litigation
•	Control our legal and insurance costs
•	Maintain our compliance standards, including compliance with SEC rules and regulations
•	Manage our investor relations communications
•	Develop and protect intellectual property for our business processes
•	Advise on and implement any transactional business opportunities, including acquisitions, financings, SEC correspondence and customer contracts
•	Oversee certain administrative functions, including human resource functions
•	Determine and negotiate all required insurance
•	Supervise contractual obligations

Doug Schooner, Vice President, Manufacturing

•	Maximize all manufacturing efficiencies to ensure fill rates to our customers
•	Ensure the quality of our products through the manufacturing process
•	Maintain appropriate levels of offshore production volume and capacity
•	Maintain a global manufacturing and multifunctional support group
•	Reorganize special order department to maintain ability of changing unit technology
•	Complete the reorganization of the production shop
•	Maintain our recovery remanufacturing process
•	Improve product costs

Rick Mochulsky, Vice President, Sales

•	Manage the sales function, including sales infrastructure, for our Company
•	Increase sales and profitability with our existing customers
•	Develop and pursue strategies and contacts that lead to new customer business
•	Ensure the appropriate structure to support and exceed customer needs

Tom Stricker, Vice President, Business Development

•	Define and create new areas for additional business growth
•	Identify, develop and pursue strategies and contacts that lead to new customer business

Based on our financial results in fiscal 2011 and the evaluation of each Senior Executive’s performance against his individual goals in accordance with the process outlined above, the Compensation Committee approved the following base salaries and annual bonuses earned during fiscal 2011 for these Senior Executives:

Name	Base Salary	Bonus
David Lee	$178,500	$65,100
Kevin Daly	$180,000	$65,100
Steve Kratz	$300,000	$95,100
Rick Mochulsky	$172,885	$20,100
Michael Umansky	$406,000	$60,100
Doug Schooner	$219,986	$80,100
Tom Stricker	$210,000	$65,100

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

The Compensation Committee also considered the following items in determining the Chief Executive Officer’s bonus amount for fiscal 2011: (i) significantly increased net sales, profitability and cash-flows for the Company in fiscal 2011; (ii) the healthy status of the Company’s balance sheet, including inventory mix and leverage amounts; (iii) strong working relationships with our banks and customers; (iv) the positive strategic results of acquisition-related activities during fiscal 2011 and new business development; and (v) positive positioning of the Company to ensure its ability to pursue future growth opportunities.

The Compensation Committee considered Mr. Joffe’s performance against his individual goals, the factors above and the aspects regarding the complexity of our business and competitive position in determining that Mr. Joffe’s base salary would remain at its current annual level of $500,000 during fiscal 2011 and his annual bonus would be $700,000.

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

Summary Compensation Table

The following table sets forth information concerning fiscal 2011, 2010 and 2009 compensation of our named executive officers. Mr. Mochulsky was included as a named executive officer because of his promotion in fiscal 2011.

Name & Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards	Options Awards (2)	Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total

Selwyn Joffe.	2011	$500,000	$700,100	$-	$-	$-	$189,572	$1,389,672
Chairman of the Board,	2010	500,000	600,100	-	-	-	323,416	1,423,516
President and CEO	2009	500,000	500,100	-	-	5,889	165,164	1,171,153

David Lee	2011	$178,500	$65,100	$-	$-	$-	$64,871	$308,471
Chief Financial Officer	2010	178,500	60,600	-	-	-	55,392	294,492
	2009	178,500	50,100	-	-	-	38,819	267,419

Kevin Daly	2011	$180,000	$65,100	$-	$-	$-	$24,725	$269,825
Chief Accounting Officer	2010	180,000	59,100	-	-	-	22,684	261,784
	2009	180,000	50,100	-	-	-	20,888	250,988

Steve Kratz	2011	$300,000	$95,100	$-	$-	$-	$21,511	$416,611
Chief Operating Officer	2010	300,000	70,100	-	-	-	19,338	389,438
	2009	282,800	55,100	-	-	-	17,644	355,544

Rick Mochulsky	2011	$172,885	$20,100	$-	$-	$-	$-	$192,985
Vice President, Sales

Michael Umansky	2011	$406,000	$60,100	$-	$-	$30,360	$55,307	$551,767
Vice President, Secretary	2010	406,000	60,100	-	-	61,110	86,449	613,659
and General Counsel	2009	406,000	40,100	-	-	-	47,706	493,806

Doug Schooner	2011	$219,986	$80,100	$-	$-	$307	$65,467	$365,860
Vice President,	2010	219,986	60,100	-	-	72,219	118,566	470,871
Manufacturing	2009	213,600	50,100	-	-	-	54,667	318,367

Tom Stricker	2011	$210,000	$65,100	$-	$-	$-	$92,501	$367,601
Vice President,	2010	210,000	69,100	-	-	-	24,329	303,429
Business Development	2009	210,000	60,100	-	-	20,715	24,469	315,284
_________

(1)	Bonus amounts for each named executive officer include a $100 bonus paid to each of the Company’s employees during December of each year, including the named executive officers.

(2)	Option award amounts represent the aggregate grant date fair value of options granted during the fiscal years ended March 31, 2011, 2010 and 2009.

(3)	The fiscal 2009 amounts shown for Mr. Umansky and Mr. Schooner do not reflect the year over year decrease in the aggregate value of the deferred compensation plan of $19,303 and $46,287, respectively.

(4)	The following chart is a summary of the items that are included in the “All Other Compensation” totals:

Name	Automobile Expenses	Health Insurance Premiums	401K Employer's Contribution	Deferred Compensation Plan Employer's Contribution	Other (1)	Total

Selwyn Joffe	$26,946	$127,086	$3,675	$-	$31,865	$189,572
David Lee	$-	$61,265	$3,606	$-	$-	$64,871
Kevin Daly	$-	$21,511	$3,214	$-	$-	$24,725
Steve Kratz	$-	$21,511	$-	$-	$-	$21,511
Rick Mochulsky	$-	$31,195	$1,190	$-	$-	$32,385
Michael Umansky	$1,625	$42,785	$3,673	$7,224	$-	$55,307
Doug Schooner	$-	$61,265	$4,075	$127	$-	$65,467
Tom Stricker	$2,367	$21,511	$2,247	$-	$66,376	$92,501

(1)
The other amount shown for Mr. Joffe includes (i) $26,865 for the realized value on exercise of stock options and (ii) $5,000 for the transaction fees payable pursuant to his employment agreement related to the acquisition of certain assets of Automotive Importing Manufacturing, Inc.

2011 Grants of Plan-Based Awards

No options were granted to our named executive officers in fiscal 2011.

Outstanding Equity Awards At Fiscal Year End

Option Awards

The following table summarizes information regarding option awards granted to our named executive officers that remain outstanding as of March 31, 2011.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable vested	Number of Securities Underlying Unexercised Options (#) Unexercisable unvested	Option Exercise Price ($)	Option Expiration Date

Selwyn Joffe
	43,750	-	$3.150	11/15/2011
	1,500	-	$3.600	4/29/2012
	100,000	-	$2.160	3/2/2013
	1,500	-	$1.800	4/29/2013
	100,000	-	$6.345	1/13/2014
	200,000	-	$9.270	7/20/2014
	150,000	-	$10.010	11/2/2015
	250,000	-	$12.000	8/29/2016
David Lee		-
	5,000	-	$10.10	11/2/2015
	2,500	-	$12.00	8/29/2016
Kevin Daly		-
	5,000	-	$10.15	1/3/2016
	2,500	-	$12.00	8/29/2016
Steve Kratz
	35,600	-	$3.15	11/15/2011
	2,500	-	$8.70	5/11/2014
	6,000	-	$10.10	11/2/2015
	10,000	-	$12.00	8/29/2016
Rick Mochulsky
	5,000	-	$10.01	11/2/2015
	2,000	-	$11.50	8/27/2017

Michael Umansky
	25,000	-	$10.01	11/2/2015
	20,000	-	$12.00	8/29/2016
Doug Schooner
	12,000	-	$8.70	5/11/2014
	12,000	-	$10.01	11/2/2015
	20,000	-	$12.00	8/29/2016
Tom Stricker
	12,000	-	$8.70	5/11/2014
	12,000	-	$10.01	11/2/2015
	20,000	-	$12.00	8/29/2016

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Selwyn Joffe.	3,000	$26,865	-	$-
David Lee	-	$-	-	$-
Kevin Daly	-	$-	-	$-
Steve Kratz	-	$-	-	$-
Rick Mochulsky	-	$-	-	$-
Michael Umansky	-	$-	-	$-
Doug Schooner	-	$-	-	$-
Tom Stricker	17,250	$66,376	-	$-

Nonqualified Deferred Compensation

The following table sets forth certain information regarding contributions, earnings and account balances under our Amended and Restated Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not-tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2011. A description of the material terms and conditions of the Amended and Restated Executive Deferred Compensation Plan follows.

Name	Executive Contributions in Last FY(1)	Registrants contribution in last FY(2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY

Selwyn Joffe	$-	$-	$-	$-	$-
David Lee	$-	$-	$-	$-	$-
Kevin Daly	$-	$-	$-	$-	$-
Steve Kratz	$-	$-	$-	$-	$-
Rick Mochulsky	$-	$-	$-	$-	$-
Michael Umansky	$28,897	$7,224	$23,135	$-	$302,259
Doug Schooner	$508	$127	$180	$(206,850)	$1,610
Tom Stricker	$-	$-	$-	$-	$-
____________

(1)	The amounts set forth in this column are included in the “Salary” and “Bonus” columns, as applicable, in our “Summary Compensation Table”.

(2)	See description of the Non-Qualified Deferred Compensation Plan in the “Grants of Plan Based Awards” section. The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total

Selwyn Joffe	$-	$-	$-
David Lee	$-	$-	$-
Kevin Daly	$-	$-	$-
Steve Kratz	$-	$-	$-
Rick Mochulsky	$-	$-	$-
Michael Umansky	$7,224	$-	$7,224
Doug Schooner	$127	$-	$127
Tom Sticker	$-	$-	$-
____________

(a)	No interest is paid by the registrant.

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

Potential Payments Upon Termination or Change in Control Table

The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreements were terminated on March 31, 2011, the last day of fiscal 2011. Please refer to “Employment Agreements” for more information.

Benefit	Termination by Company for Cause(1)	Death(2)	Disability(3)	Voluntary Termination by Mr. Joffe for Good Reason or Termination by Company w/o Cause(4)	Change in Control	After Change in Control: Voluntary Termination by Mr. Joffe(5)

Salary Contribution	$-	$-	$-	$1,000,000	$-	$500,000
Bonus	$700,100	$700,100	$700,100	$1,400,200	$-	$700,100
Stock Options(6)	$-	$-	$-	$-	$-	$-
Healthcare	$-	$-	$24,000	$48,000	$-	$24,000
Transaction Fee(7)	$-	$-	$-	$-	$-	$-
Sale Bonus(8)	$-	$-	$-	$-	$2,400,200	$-
Automobile Allowance(9)	$-	$-	$-	$36,000	$-	$18,000
Accrued Vacation Payments	$89,726	$89,726	$89,726	$166,649	$-	$89,726
____________

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

(6)
Upon the termination of the employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any options which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such option. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all options which were not fully vested at March 31, 2011.

(7)
In the event that one or more proposed transactions occur during the term of Mr. Joffe’s employment agreement, Mr. Joffe will be entitled to receive a transaction fee, as additional compensation with respect to each proposed transaction. We will pay Mr. Joffe a transaction fee upon the closing of a proposed transaction in an amount equal to 1% of the “total consideration”. Since no transaction fee was accrued as of March 31, 2011 and there were no proposed transactions on which to estimate a 1% fee as of March 31, 2011, zero amounts were entered.

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

(9)
Mr. Joffe is entitled to receive an automobile allowance until March 31, 2011 in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.

Equity Based Employee Benefit Plans

2010 Incentive Award Plan.  On December 10, 2010, our Board of Directors approved our 2010 Incentive Award Plan (the “2010 Plan”). On January 14, 2011, our shareholders approved the 2010 Plan. The purpose of the 2010 Plan is to enhance the value of our Company and promote our success by linking the individual interests of our employees to the interests of our shareholders and by providing our employees with an incentive for outstanding performance to generate superior returns to our shareholders. The 2010 Plan is also intended to provide the Company with flexibility in its ability to motivate, attract, and retain the services of employees upon whose judgment, interest, and performance our success is largely dependent. The 2010 Plan does not provide for awards to non-employee directors or consultants of the Company.

Eligibility; Administration. Employees of our Company or any of its affiliates will be eligible to receive awards under the 2010 Plan. The 2010 Plan will be administered by our Compensation Committee, which may delegate its duties and responsibilities to subcommittees of our directors and/or officers, subject to certain limitations that may be imposed under applicable law or regulation, including Section 162(m) of the Code, Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator will have the authority to grant and set the terms of all awards under, make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2010 Plan, subject to its express terms and conditions.

Limitation on Awards and Shares Available. An aggregate of 750,000 shares of our common stock are available for issuance under awards granted pursuant to the 2010 Plan, which shares may be treasury shares, authorized but unissued shares, or shares purchased in the open market. The number of authorized shares will be reduced by 1 share for each share issued pursuant to a stock option or stock appreciation right (“SAR”) and by 2.5 shares for each share subject to a “full-value” equity award (which generally includes awards other than stock options and SARs, such as restricted stock and restricted stock units).

The following types of shares will be added back to the available share limit under the 2010 Plan: (x) shares subject to awards that are forfeited, expire or are settled for cash, and (y) shares repurchased by the Company at the same price paid by a participant pursuant to the Company’s repurchase right with respect to restricted stock awards. However, the following types of shares will not be added back to the available share limit under the 2010 Plan: (A) shares tendered by a participant or withheld by the Company in payment of the exercise price of an option; (B) shares withheld to satisfy any tax withholding obligation with respect to an award; (C) shares subject to a SAR that are not issued in connection with the stock settlement of the SAR on exercise thereof; and (D) shares purchased on the open market with the cash proceeds from the exercise of options.

Awards granted under the 2010 Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which the Company enters into a merger or similar corporate transaction will not reduce the shares authorized for grant under the 2010 Plan. The maximum number of shares of our common stock that may be subject to one or more awards granted to any one participant pursuant to the 2010 Plan during any calendar year is 400,000, and the maximum amount that may be paid in cash pursuant to the 2010 Plan to any one participant during any calendar year is $5,000,000.

Awards. The 2010 Plan provides for the grant of stock options, including incentive stock options (“ISOs”) and nonqualified stock options (“NSOs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights, stock payments, deferred stock, deferred stock units, SARs and cash awards. No determination has been made as to the types or amounts of awards that will be granted to specific individuals pursuant to the 2010 Plan. Certain awards under the 2010 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. All awards will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms. Awards other than cash awards will generally be settled in shares of our common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows.

•
Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other Code requirements are satisfied. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (110% in the case of ISOs granted to certain significant shareholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant shareholders). Vesting conditions determined by the plan administrator may apply to stock options, may include continued service, performance and/or other conditions.

•
Stock Appreciation Rights. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs, and may include continued service, performance and/or other conditions.

•
Restricted Stock; Deferred Stock; RSUs; Performance Awards. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. For shares of restricted stock with performance-based vesting, dividends which are paid prior to vesting will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the shares vest. Deferred stock and RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying these awards may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Performance awards are contractual rights to receive a range of shares of our common stock, cash, or a combination of cash and shares, in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to restricted stock, deferred stock, RSUs and performance shares may be based on continuing service with us or our affiliates, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

•
Stock Payments. Stock payments are awards of fully vested shares of our common stock that may, but need not be, made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards.

•
Dividend Equivalent Rights. Dividend equivalent rights represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payments dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator. Dividend equivalents with respect to an award with performance-based vesting that are based on dividends paid prior to the vesting of such award will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the award vests.

Performance Awards.  All awards may be granted as performance awards (in addition to those identified above as performance awards), meaning that any such award will be subject to vesting and/or payment based on the attainment of specified performance goals. The plan administrator will determine whether performance awards are intended to constitute “qualified performance-based compensation” (“QPBC”) within the meaning of Section 162(m) of the Code, in which case the applicable performance criteria will be selected from the list below in accordance with the requirements of Section 162(m) of the Code.

Section 162(m) of the Code imposes a $1,000,000 cap on the compensation deduction that we may take in respect of compensation paid to our “covered employees” (which should include our CEO and our next four most highly compensated employees other than our CFO), but excludes from the calculation of amounts subject to this limitation any amounts that constitute QPBC. In order to constitute QPBC under Section 162(m) of the Code, in addition to certain other requirements, the relevant amounts must be payable only upon the attainment of pre-established, objective performance goals set by our Compensation Committee during the first ninety days of the relevant performance period and linked to shareholder-approved performance criteria.

For purposes of the 2010 Plan, one or more of the following performance criteria will be used in setting performance goals applicable to QPBC, and may be used in setting performance goals applicable to other performance awards: (i) net earnings (either before or after one or more of the following: (A) interest, (B) taxes, (C) depreciation and (D) amortization); (ii) gross or net sales or revenue; (iii) net income (either before or after taxes); (iv) adjusted net income; (v) operating earnings or profit; (vi) cash flow (including, but not limited to, operating cash flow and free cash flow); (vii) return on assets; (viii) return on capital; (ix) return on stockholders’ equity; (x) total stockholder return; (xi) return on sales; (xii) gross or net profit or operating margin; (xiii) costs; (xiv) funds from operations; (xv) expenses; (xvi) working capital; (xvii) earnings per share; (xviii) adjusted earnings per share; (xix) price per share of Common Stock; (xx) regulatory body approval for commercialization of a product; (xxi) implementation or completion of critical projects; (xxii) market share; and (xxiii) economic value, any of which may be measured either in absolute terms or as compared to any incremental increase or decrease or as compared to results of a peer group or to market performance indicators or indices. The 2010 Plan also permits the plan administrator to provide for objectively determinable adjustments to the applicable performance criteria in setting performance goals for QPBC awards.

Certain Transactions. The plan administrator has broad discretion to equitably adjust the provisions of the 2010 Plan, as well as the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our shareholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2010 Plan and outstanding awards. In the event of a change in control of the company (as defined in the 2010 Plan), the surviving entity must assume outstanding awards or substitute economically equivalent awards for such outstanding awards; however, if the surviving entity refuses to assume or substitute for outstanding awards, then the administrator may cause all awards will vest in full immediately prior to the transaction. If the surviving entity assumes or substitutes for outstanding awards, and a participant undergoes a termination of employment by reason of “Involuntary Termination” or “Good Reason” (both as defined in the 2010 Plan) on or within two years following the change in control, then all of the participant’s awards assumed or substituted for will vest in full. Individual award agreements may provide for additional accelerated vesting and payment provisions.

Foreign Participants; Transferability; Participant Payments. The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under the 2010 Plan are generally non-transferable prior to vesting and are exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2010 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Plan Amendment and Termination. The Board of Directors may amend or terminate the 2010 Plan at any time; however, except in connection with certain changes in capital structure, shareholder approval will be required for any amendment that increases the number of shares available under the 2010 Plan or “reprices” any stock option or SAR (including any grant of cash or another award in respect of any stock option or SAR when the option or SAR price per share exceeds the fair market value of the underlying shares). No award may be granted pursuant to the 2010 Plan after the tenth anniversary of the date on which we adopt the 2010 Plan.

Federal Income Tax Consequences. The following is a general summary under current law of the material federal income tax consequences to participants in the 2010 Plan. This summary deals with the general tax principles that apply and is provided only for general information. Some kinds of taxes, such as state, local and foreign income taxes, are not discussed.

Incentive Stock Options. The grant of an ISO will not be a taxable event for the grantee or result in a business expense deduction for us. A grantee will not recognize taxable income upon exercise of an ISO (except that the alternative minimum tax may apply), and any gain realized upon a disposition of our common stock received pursuant to the exercise of an ISO will be taxed as long-term capital gain if the grantee holds the shares of common stock for at least two years after the date of grant and for one year after the date of exercise (the “holding period requirement”). We will not be entitled to any business expense deduction with respect to the exercise of an ISO, except as discussed below.

For the exercise of an option to qualify for the foregoing tax treatment, the grantee generally must be our employee or an employee of our subsidiary from the date the option is granted through a date within three months prior to the date of exercise of the option.

If all of the foregoing requirements are met except the holding period requirement mentioned above, the grantee will recognize ordinary income upon the disposition of the common stock in an amount generally equal to the excess of the fair market value of the common stock at the time the option was exercised over the option exercise price (but not in excess of the gain realized on the sale). The balance of the realized gain, if any, will be a capital gain. We will be allowed a business expense deduction to the extent the grantee recognizes ordinary income, subject to our compliance with Section 162(m) of the Code and to certain reporting requirements.

Non-Qualified Options. The grant of a NSO will not be a taxable event for the grantee or result in a compensation expense deduction for us. Upon exercising a NSO, a grantee will recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. Upon a subsequent sale or exchange of shares acquired pursuant to the exercise of a NSO, the grantee will have taxable capital gain or loss, measured by the difference between the amount realized on the disposition and the tax basis of the shares of common stock (generally, the amount paid for the shares plus the amount treated as ordinary income at the time the option was exercised).

If we comply with applicable reporting requirements and, subject to the restrictions of Section 162(m) of the Code, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Restricted Stock. A grantee who is awarded shares of restricted stock will not recognize any taxable income for federal income tax purposes in the year of the award, provided that the shares of common stock are subject to restrictions requiring the restricted stock to be nontransferable and subject to a substantial risk of forfeiture. However, the grantee may elect under Section 83(b) of the Code to recognize compensation income in the year of the award in an amount equal to the fair market value of the common stock on the date of the award, less the purchase price, if any, determined without regard to the restrictions. If the grantee does not make such a Section 83(b) election, the fair market value of the common stock on the date the restrictions lapse, less the purchase price, if any, will be treated as compensation income to the grantee and will be taxable in the year the restrictions lapse. If we comply with applicable reporting requirements and, subject to the restrictions of Section 162(m) of the Code, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Restricted Stock Units. There are no immediate tax consequences of receiving an award of restricted stock units under the 2010 Plan. A grantee who is awarded restricted stock units will be required to recognize ordinary income in an amount equal to the fair market value of shares issued to such grantee at the end of the restriction period or, if later, the date on which shares are delivered in respect of the RSUs. If the delivery date of the shares is deferred more than a short period after vesting, employment taxes will be due in the year of vesting. If we comply with applicable reporting requirements and, subject to the restrictions of Section 162(m) of the Code, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Dividend Equivalent Awards. Grantees who receive dividend equivalent awards will be required to recognize ordinary income equal to the amount distributed to the grantee pursuant to the award. If we comply with applicable reporting requirements and, subject to the restrictions of Section 162(m) of the Code, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Stock Appreciation Rights. There are no immediate tax consequences of receiving an award of SARs under the Incentive Award Plan. Upon exercising a SAR, a grantee will recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. If we comply with applicable reporting requirements and with the restrictions of Section 162(m) of the Code, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Performance Share Awards. Grantees who receive performance share awards generally will not realize taxable income at the time of the grant of the performance shares, and we will not be entitled to a deduction at that time. When the award is paid, whether in cash or common stock, the grantee will have ordinary income, and, if we comply with applicable reporting requirements and, subject to the restrictions of Section 162(m) of the Code, we will be entitled to a corresponding deduction.

Stock Payment Awards. Grantees who receive a stock payment in lieu of a cash payment that would otherwise have been made will be taxed as if the cash payment has been received, and, if we comply with applicable reporting requirements and subject to the restrictions of Section 162(m) of the Code, we will have a deduction in the same amount.

Deferred Stock. A grantee receiving deferred stock generally will not have taxable income upon the issuance of the deferred stock and we will not then be entitled to a deduction. However, when shares underlying the deferred stock are issued to the grantee, he or she will realize ordinary income and, if we comply with applicable reporting requirements and subject to the restrictions of Section 162(m) of the Code, we will be entitled to a deduction in an amount equal to the difference between the fair market value of the shares at the date of issuance over the purchase price, if any, paid for the deferred stock. Employment taxes with respect to these awards will generally be due in the year of vesting

Performance Awards. The award of a performance or annual incentive award will have no federal income tax consequences for us or for the grantee. The payment of the award is taxable to a grantee as ordinary income. If we comply with applicable reporting requirements and, subject to the restrictions of Section 162(m) of the Code, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Section 409A of the Code. Certain types of awards under the 2010 Plan, including, but not limited to RSUs and deferred stock, may constitute, or provide for, a deferral of compensation subject to Section 409A of the Code. Unless certain requirements set forth in Section 409A of the Code are complied with, holders of such awards may be taxed earlier than would otherwise be the case (e.g., at the time of vesting instead of the time of payment) and may be subject to an additional 20% penalty tax (and, potentially, certain interest penalties). To the extent applicable, the 2010 Plan and awards granted under the 2010 Plan are intended to be structured and interpreted to comply with Section 409A of the Code and the Department of Treasury regulations and other interpretive guidance that may be issued under Section 409A of the Code.

Section 162(m) of the Code. In general, under Section 162(m) of the Code, income tax deductions of publicly-held corporations may be limited to the extent total compensation for certain executive officers exceeds $1 million (less the amount of any “excess parachute payments” as defined in Section 280G of the Code) in any taxable year of the corporation. However, under Section 162(m) of the Code, the deduction limit does not apply to certain “performance-based” compensation. Stock options and SARs will satisfy the “performance-based” exception if (a) the awards are made by a qualifying compensation committee, (b) the plan sets the maximum number of shares that can be granted to any person within a specified period and (c) the compensation is based solely on an increase in the stock price after the grant date. The 2010 Plan has been designed to permit the plan administrator to grant stock options and SARs which will qualify as “performance-based compensation.” In addition, other performance-based awards under the 2010 Plan may be intended to constitute QPBC, as discussed above.

2003 Long-Term Incentive Plan. Upon the receipt of the approval of our shareholders of the 2010 Plan, the 2010 Plan replaced our 2003 Long-Term Incentive Plan on January 14, 2011 and no further grants of awards under will be made under the 2003 Long-Term Incentive Plan. On October 31, 2003, our Board of Directors adopted our 2003 Long-Term Incentive Plan. The purpose of the 2003 Long-Term Incentive Plan is to foster and promote our long-term financial success and interests and to materially increase the value of the equity interests in the Company by: (a) encouraging the long-term commitment of selected key employees, (b) motivating superior performance of key employees by means of long-term performance related incentives, (c) encouraging and providing key employees with a formal program for obtaining an ownership interest in the Company, (d) attracting and retaining outstanding key employees by providing incentive compensation opportunities competitive with other major companies, and (e) enabling participation by key employees in our long-term growth and financial success. The plan is administered by our Compensation Committee. Our Compensation Committee has the full power and authority to construe and interpret the 2003 Long-Term Incentive Plan and may, from time to time, adopt such rules and regulations of carrying out the 2003 Long-Term Incentive Plan as it may deem appropriate. The decisions of the Compensation Committee are final, conclusive and binding upon all parties.

Under the 2003 Long-Term Incentive Plan, the Compensation Committee has the authority to grant to our key employees and consultants the following types of awards (“Incentive Awards”): (i) stock options in the form of ISOs qualified under section 422 of the Code, or NSOs, or both (“Options”); (ii) SARs; (iii) restricted stock (“Restricted Stock”); (iv) performance-based awards; and (v) supplemental payments dedicated to payment of any income taxes that may be payable in conjunction with the 2003 Long-Term Incentive Plan. All of our employees are eligible to participate in the 2003 Long-Term Incentive Plan. A total of 1,200,000 shares of common stock had been reserved for grants of Incentive Awards under the 2003 Long-Term Incentive Plan.

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

Options. No ISO may be granted with an exercise price per share less than the fair market value of the common stock at the date of grant. NSO may be granted at any exercise price. The exercise price of an Option may be paid in cash, by an equivalent method acceptable to the Compensation Committee, or, at the Compensation Committee’s discretion, by delivery of already owned shares of common stock having a fair market value equal to the exercise price, or, at the Compensation Committee’s discretion, by delivery of a combination of cash and already owned shares of common stock. However, if the optionee acquired the stock to be surrendered directly or indirectly from us, he or she must have owned the stock to be surrendered for at least six months prior to tendering such stock for the exercise of an Option.

An eligible employee may receive more than one ISO, but the maximum aggregate fair market value of the common stock (determined when the ISO is granted) with respect to which ISOs are first exercisable by such employee in any calendar year cannot exceed $100,000. In addition, no ISO may be granted to an employee owning directly or indirectly stock possessing more than 10% of the total combined voting power of all classes of our stock (a 10% shareholder), unless the exercise price is not less than 110% of the fair market value of the shares subject to such ISO on the date of grant. Awards of NSO are not subject to these special limitations.

Except as otherwise provided by the Compensation Committee, awards under the 2003 Long-Term Incentive Plan are not transferable other than as designated by the participant by will or by the laws of descent and distribution. The expiration date of an ISO is determined by the Compensation Committee at the time of the grant, but in no event may an ISO be exercisable after the expiration of 10 years from the date of grant of the ISO (five years in the case of an ISO granted to a 10% shareholder).

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

The Compensation Committee, either at the time of grant or at the time of exercise of any NSO or SAR, may provide for a supplemental payment (“Supplemental Payment”) by the Company to the participant with respect to the exercise of any NSO or SAR, in an amount specified by the Compensation Committee, but which shall not exceed the amount necessary to pay the income tax payable with respect to both the exercise of the NSO and/or SAR and the receipt of the Supplemental Payment, based on the assumption that the participant is taxed at the maximum effective income tax rate on such amounts. The Compensation Committee shall have the discretion to grant Supplemental Payments that are payable in cash, common stock, or a combination of both, as determined by the Compensation Committee at the time of payment.

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

Under the Non-Employee Director Stock Option Plan, each non-employee director will be granted options to purchase 25,000 shares of our common stock upon their election to our Board of Directors. In addition, each non-employee director will be awarded an option to purchase an additional 3,000 shares of our common stock for each full year of service on our Board of Directors. The exercise price for each of these options will be equal to the fair market value of our common stock on the date the option is granted. The exercise price of an option is payable only in cash or an equivalent acceptable to our Compensation Committee. The Non-Employee Director Stock Option Plan also permits the “cashless” exercise of options granted under the Non-Employee Director Stock Option Plan. Options awarded under the Non-Employee Director Stock Option Plan are not transferable other than as designated by the grantee by will or by the laws of descent and distribution unless otherwise provided in the option agreements pursuant to which such Options are awarded. Other than the options described in this paragraph, no non-employee director shall be eligible to receive any equity interest in the Company in consideration of such non-employee director’s service on our board.

Each of these options will have a ten-year term. One-third of the options will be exercisable immediately upon grant, and one-half of the remaining portion of each option grant will vest and become exercisable on the first and second anniversary dates of the date of grant. Any options which remain unvested at the time a non-employee director’s service as a member of our board terminates shall terminate upon such termination of service unless such termination results from such non-employee director’s death or occurs upon a change of control, in which case all of such unvested options shall immediately vest upon such death or Change of Control (as defined in the Non-Employee Director Stock Option Plan). In the event of a Change of Control (as defined in the Non-Employee Director Stock Option Plan), we may, after notice to the grantee, require the grantee to “cash out” his rights by transferring them to the Company in exchange for their equivalent “cash value”.

A total of 275,000 shares of common stock have been reserved for grants of stock options under the Non-Employee Director Stock Option Plan. The Non-Employee Director Stock Option Plan will terminate on October 30, 2014 (unless extended) unless terminated earlier by our Board of Directors.

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

Amendment and Termination. Our Board of Directors may from time to time amend, and our Board of Directors may terminate, the Non-Employee Director Stock Option Plan, provided that no such action shall adversely affect any material vested benefits or rights under the Non-Employee Director Stock Option Plan without the consent of the non-employee director affected by such action. In addition, no amendment may be made without the approval of our shareholders if shareholder approval is necessary in order to comply with applicable law.

2011 Director Compensation

We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in fiscal 2011. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. In addition, our compensation arrangement with Mel Marks reflects his 49 years of relevant experience in the industry and our Company. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in fiscal 2011.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

Philip Gay	$90,000	$-	$14,375	$-	$104,375
Rudolph Borneo	$51,000	$-	$14,375	$-	$65,375
Scott J. Adelson	$38,000	$-	$7,902	$-	$45,902
Duane Miller	$53,000	$-	$7,371	$-	$60,371
Jeffrey Mirvis	$43,000	$-	$17,877	$-	$60,877
Mel Marks	$-	$-	$-	$350,000	$350,000
____________

(1)	Option award amounts reflect the aggregate grant date fair value of option awards.

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

Article Nine of our Amended and Restated Bylaws provide that we shall indemnify any person, by reason of the fact that such person is or was a director or officer of our Company or served any other corporation, partnership, joint venture, trust, employee benefit plan, or other enterprise in any capacity at our request, against judgments, fines, amounts paid in settlement and reasonable expenses, including attorney’s fees incurred as a result of an action or proceeding, or any appeal therefrom, provided, however, that no indemnification shall be made to, or on behalf of, any director or officer if a judgment or other final adjudication adverse to such director or officer establishes that (a) his or her acts were committed in bad faith or were the result of active and deliberate dishonesty and, in either case, were material to the cause of action so adjudicated, or (b) he or she personally gained in fact a financial profit or other advantage to which he or she was not legally entitled.

We may purchase and maintain insurance for our own indemnification and for that of our directors and officers and other proper persons as described in Article Nine of our Amended and Restated Bylaws. We maintain and pay premiums for directors’ and officers’ liability insurance policies.

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

The foregoing is only a summary of the described sections of the NYBCL and our Restated Certificate of Incorporation, as amended, and Amended and Restated Bylaws and is qualified in its entirety by the reference to such sections and charter documents.

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

Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of July 22, 2011, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 12,449,221 shares of common stock outstanding as of July 22, 2011.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 22, 2011 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

Name and Address of Beneficial Shareholder	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Mel Marks	1,102,290	8.9%
Royce and Associates, LLC (2)
745 Fifth Avenue, New York, NY 10151	718,155	5.8%
Rutabaga Capital Management, LLC (2)
64 Broad St., 3rd Floor, Boston, MA 02109	693,574	5.6%
First Wilshire Securities Management, Inc. (2)
75 State St., 19th Floor, Boston, MA 02109	631,411	5.1%
Selwyn Joffe (3)	899,750	6.8%
Scott Adelson (4)	44,000	*
Rudolph Borneo (5)	63,000	*
Philip Gay (6)	43,000	*
Duane Miller (7)	34,000	*
Jeffrey Mirvis (8)	36,000	*
Doug Schooner (9)	44,092	*
Tom Stricker (10)	44,000	*
Steve Kratz (11)	54,100	*
Rich Mochulsky (12)	7,000	*
Michael Umansky (13)	45,000	*
David Lee (14)	9,500	*
Kevin Daly (15)	10,500	*
Directors and executive officers as a group — 14 persons (16)	2,436,232	19.1%
____________

*	Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)
Based on information contained in filings made by such stockholders with the SEC on as reported in each such stockholder's most recent Schedule 13F filing. Since there may have been subsequent purchases or sales of securities, this information may not reflect the current holdings by these stockholders.

(3)
Includes 243,750 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 3,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan and 600,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan.

(4)	Includes 34,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(5)	Includes 43,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(6)	Represents 43,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(7)	Represents 34,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(8)	Includes 31,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(9)
Represents 44,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan, and includes 92 shares of common stock held by The Schooner 2003 Family Trust. Mr. Schooner expressly disclaims ownership of the shares held by The Schooner 2003 Family Trust.

(10)	Represents 44,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(11)
Represents 38,100 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan and 16,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(12)	Represents 7,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(13)	Represents 45,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(14)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(15)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(16)
Includes 281,850 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 3,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Plan; 771,000 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; and 185,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

Information regarding our securities authorized for issuance under our equity compensation plan is found in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities”, Equity Compensation Plan Information.

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have entered into a consulting agreement with Mel Marks, our founder, member of our Board of Directors and largest shareholder. We currently pay Mel Marks a consulting fee of $350,000 per year under this arrangement. We have also agreed to pay Mr. Gay, a member of our Board of Directors, $90,000 per year for his service as a member of our Board of Directors and Chairman of our Audit Committee. For additional information, see the discussion under the caption “Executive Compensation” “2011 Director Compensation”.

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

Director Independence

Information regarding the independence of our directors can be found in Item 10 “Directors, Executives Officers and Corporate Governance” - Corporate Governance, Board of Directors and Committees of the Board of Directors.

Item 14. Principal Accountant Fees and Services

The following table summarizes the total fees we paid to our independent certified public accountants, Ernst & Young LLP, for professional services provided during the following fiscal years ended March 31:

	2011	2010	2009
Audit Fees	$1,143,000	$1,168,000	$1,410,000
Audit Related Fees	-	-	-
Tax Fees	126,000	45,000	52,000
All Other Fees	300,000	-	188,000
Total	$1,569,000	$1,213,000	$1,650,000

Audit fees in fiscal 2011, 2010 and 2009 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, and (iii) audit of internal control over financial reporting.

Tax fees in fiscal 2011 related primarily to the preparation of federal and state tax returns, transfer pricing, and other state income tax research. Tax fees in fiscal 2010 related primarily to the transfer pricing, consultation in response to the Company’s IRS examination, and tax accounting method charges. Tax fees in fiscal 2009 related primarily to professional services for transfer pricing and tax accounting method charges.

Other fees billed in fiscal 2011 and 2009 consisted of professional services for due diligence work related to our acquisitions.

Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2011, 2010 and 2009 were pre-approved by the Audit Committee.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: July 29, 2011	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: July 29, 2011	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	July 29, 2011
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	July 29, 2011
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	July 29, 2011
Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	July 29, 2011
Mel Marks

/s/ Scott Adelson	Director	July 29, 2011
Scott Adelson

/s/ Rudolph Borneo	Director	July 29, 2011
Rudolph Borneo

/s/ Philip Gay	Director	July 29, 2011
Philip Gay

/s/ Duane Miller	Director	July 29, 2011
Duane Miller

/s/ Jeffrey Mirvis	Director	July 29, 2011
Jeffrey Mirvis