Form 10-Q
period 2011-06-30
MOTORCAR PARTS AMERICA INC
filed 2011-08-15
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM       TO

Commission File No. 001-33861

MOTORCAR PARTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

New York	11-2153962
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2929 California Street, Torrance, California	90503
(Address of principal executive offices)	(Zip Code)

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

There were 12,449,221 shares of Common Stock outstanding at August 9, 2011.

MOTORCAR PARTS OF AMERICA, INC.

MOTORCAR PARTS OF AMERICA, INC.

GLOSSARY

The following terms are frequently used in the text of this report and have the meanings indicated below.

“Used Core” — An automobile part which has been used in the operation of a vehicle. Generally, the Used Core is an original equipment (“OE”) automobile part installed by the vehicle manufacturer and subsequently removed for replacement. Used Cores contain salvageable parts which are an important raw material in the remanufacturing process. We obtain most Used Cores by providing credits to our customers for Used Cores returned to us under our core exchange program. Our customers receive these Used Cores from consumers who deliver a Used Core to obtain credit from our customers upon the purchase of a newly remanufactured automobile part. When sufficient Used Cores cannot be obtained from our customers, we will purchase Used Cores from core brokers, who are in the business of buying and selling Used Cores. The Used Cores purchased from core brokers or returned to us by our customers under the core exchange program, and which have been physically received by us, are part of our raw material or work in process inventory included in long-term core inventory.

“Remanufactured Core” — The Used Core underlying an automobile part that has gone through the remanufacturing process and through that process has become part of a newly remanufactured automobile part. The remanufacturing process takes a Used Core, breaks it down into its component parts, replaces those components that cannot be reused and reassembles the salvageable components of the Used Core and additional new components into a remanufactured automobile part. Remanufactured Cores are included in our on-hand finished goods inventory and in the remanufactured finished good product held for sale at customer locations. Used Cores returned by consumers to our customers but not yet returned to us continue to be classified as Remanufactured Cores until we physically receive these Used Cores. All Remanufactured Cores are included in our long-term core inventory or in our long-term core inventory deposit.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2011	March 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$1,275,000	$2,477,000
Short-term investments	311,000	304,000
Accounts receivable — net	34,963,000	10,635,000
Inventory— net	108,540,000	29,733,000
Inventory unreturned	12,149,000	5,031,000
Deferred income taxes	5,715,000	5,658,000
Prepaid expenses and other current assets	5,216,000	6,299,000
Total current assets	168,169,000	60,137,000
Plant and equipment — net	17,149,000	11,663,000
Long-term core inventory — net	184,138,000	80,558,000
Long-term core inventory deposit	26,248,000	25,984,000
Long-term deferred income taxes	1,368,000	1,346,000
Long-term note receivable	-	4,863,000
Goodwill	4,214,000	-
Intangible assets — net	45,983,000	5,530,000
Other assets	1,839,000	1,784,000
TOTAL ASSETS	$449,108,000	$191,865,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99,620,000	$38,973,000
Accrued liabilities (see Note 2)	110,504,000	7,318,000
Customer finished goods returns accrual	24,533,000	9,161,000
Income tax payable	147,000	322,000
Revolving loan	18,500,000	-
Deferred income taxes	137,000	136,000
Other current liabilities	490,000	460,000
Current portion of term loan	2,000,000	2,000,000
Current portion of capital lease obligations	749,000	372,000
Total current liabilities	256,680,000	58,742,000
Term loan, less current portion	15,000,000	5,500,000
Revolving loan	47,630,000	-
Deferred core revenue	8,930,000	8,729,000
Other liabilities	1,690,000	1,255,000
Capital lease obligations, less current portion	372,000	462,000
Total liabilities	330,302,000	74,688,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,441,971 and 12,078,271 shares issued; 12,427,571 and 12,063,871 outstanding at June 30, 2011 and March 31, 2011, respectively	124,000	121,000
Treasury stock, at cost, 14,400 shares of common stock at June 30, 2011 and March 31, 2011, respectively	(89,000)	(89,000)
Additional paid-in capital	98,139,000	93,140,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(1,346,000)	(349,000)
Retained earnings	20,099,000	22,475,000
Total shareholders' equity	118,806,000	117,177,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$449,108,000	$191,865,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2011	2010
Net sales	$71,262,000	$36,234,000
Cost of goods sold	58,136,000	24,689,000
Gross profit	13,126,000	11,545,000
Operating expenses:
General and administrative	8,510,000	4,024,000
Sales and marketing	2,398,000	1,740,000
Research and development	416,000	366,000
Acquisition costs	404,000	-
Total operating expenses	11,728,000	6,130,000
Operating income	1,398,000	5,415,000
Interest expense	1,932,000	1,602,000
(Loss) income before income tax expense	(534,000)	3,813,000
Income tax expense	1,842,000	1,293,000
Net (loss) income	$(2,376,000)	$2,520,000
Basic net (loss) income per share	$(0.19)	$0.21
Diluted net (loss) income per share	$(0.19)	$0.21
Weighted average number of shares outstanding:
Basic	12,281,530	12,049,057
Diluted	12,281,530	12,204,319

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
Cash flows from operating activities:	2011	2010
Net (loss) income	$(2,376,000)	$2,520,000
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,183,000	791,000
Amortization of intangible assets	717,000	194,000
Amortization of deferred gain on sale-leaseback	-	(131,000)
Amortization of deferred financing costs	22,000	21,000
Provision for inventory reserves	2,356,000	398,000
Provision for (recovery of) customer payment discrepancies	374,000	(95,000)
Net (recovery of) provision for doubtful accounts	15,000	143,000
Deferred income taxes	(76,000)	190,000
Share-based compensation expense	18,000	21,000
Impact of tax benefit on APIC pool from stock options exercised	5,000	3,000
Gain on redemption of short-term investment:	-	(25,000)
Loss on disposal of assets	-	11,000
Changes in current assets and liabilities:
Accounts receivable	(4,925,000)	2,237,000
Inventory	(13,616,000)	1,270,000
Inventory unreturned	1,481,000	(740,000)
Prepaid expenses and other current assets	3,406,000	809,000
Other assets	(58,000)	(58,000)
Accounts payable and accrued liabilities	(4,326,000)	(5,510,000)
Customer finished goods returns accrual	(1,433,000)	27,000
Income tax payable	(403,000)	921,000
Deferred core revenue	201,000	136,000
Long-term core inventory	(8,131,000)	(2,828,000)
Long-term core inventory deposits	(264,000)	-
Other liabilities	(574,000)	(238,000)
Net cash (used in) provided by operating activities	(26,404,000)	67,000
Cash flows from investing activities:
Purchase of plant and equipment	(357,000)	(188,000)
Purchase of businesses	-	(464,000)
Change in short term investments	(8,000)	199,000
Net cash used in investing activities	(365,000)	(453,000)
Cash flows from financing activities:
Borrowings under revolving loan	53,273,000	14,500,000
Repayments under revolving loan	(37,069,000)	(12,700,000)
Proceeds from term loan	10,000,000	-
Repayments of term loan	(503,000)	(500,000)
Deferred financing costs	-	(16,000)
Payments on capital lease obligations	(129,000)	(453,000)
Exercise of stock options	26,000	69,000
Excess tax benefit from employee stock options exercised	11,000	44,000
Impact of tax benefit on APIC pool from stock options exercised	(5,000)	(3,000)
Proceeds from issuance of common stock	-	1,000
Net cash provided by financing activities	25,604,000	942,000
Effect of exchange rate changes on cash	(37,000)	(7,000)
Net (decrease) increase in cash	(1,202,000)	549,000
Cash — Beginning of period	2,477,000	1,210,000
Cash — End of period	$1,275,000	$1,759,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$2,192,000	$1,589,000
Income taxes, net of refunds	-	120,000
Non-cash investing and financing activities:
Common stock issued in business acquisition	$4,946,000	$-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2011
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 13, 2011.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The accompanying consolidated financial statements include the financial position and results of operations and the effects of purchase price allocations of the acquired company from the date of acquisition (see Note 2).

Certain prior period amounts have been reclassified to conform to the current period presentation.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture, produce and distribute automobile parts for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada and to major automobile manufacturers.

The Company obtains used automobile parts, commonly known as Used Cores, primarily from its customers as trade-ins. It also purchases Used Cores from vendors (core brokers). The customers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the customers upon return to the Company. These Used Cores are an essential material needed for the remanufacturing operations. The Company has remanufacturing, warehousing and shipping/receiving operations for alternators and starters in Mexico, California, Connecticut, Singapore and Malaysia. In addition, the Company utilizes third party warehouse distribution centers in Edison, New Jersey and Springfield, Oregon.

In May 2011, pursuant to a purchase agreement (the “Purchase Agreement”) with FAPL Holdings Inc. (“Holdings”), the parent company of Fenwick Automotive Products Limited (“FAPL”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts, and certain other individuals, the Company acquired all of the outstanding equity of Holding’s subsidiaries. This transaction provides the Company opportunities to expand beyond its existing product lines of alternators and starters and further enhance its market presence in North America. As a result of this acquisition, the Company now manufactures, remanufactures and distributes new and remanufactured aftermarket auto parts, through its newly acquired subsidiaries, including steering components, brake calipers, master cylinders, hub assembly and bearings, clutches and clutch hydraulics, constant velocity drive shafts, water pumps, control arms and loaded struts for the full range of passenger and truck vehicles. The remanufactured products are sold under the Fenco™ brand name and new products are sold under the Dynapak® brand name.

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company revised its segment reporting, as a result of this acquisition. The Company now reflects two reportable segments, rotating electrical and under-the-car product line, based on the way the Company manages, evaluates and internally reports its business activities. Prior to this acquisition, the Company operated in one reportable segment.

2. Acquisition

On May 6, 2011, the Company entered into and consummated transactions pursuant to the Purchase Agreement. Pursuant to the Purchase Agreement, the Company purchased (i) all of the outstanding equity of FAPL, (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company now owns 100% of Fapco.

In consideration for the acquisition of Fenco, the Company issued Holdings 360,000 shares of the Company’s common stock (the “MPA Shares”). For a period of 18 months following the closing of the acquisition, the MPA Shares shall be (i) subject to transfer restrictions pursuant to a Hold Agreement between the Company and Holdings, dated May 6, 2011 (the “Hold Agreement”), and (ii) held in escrow in order to secure certain indemnification obligations under the Purchase Agreement pursuant to an Escrow Agreement by and among Holdings, Stikeman Elliott LLP, certain other individuals, and the Company, dated May 6, 2011 (the “Escrow Agreement”).

The estimated fair value of tangible and intangible assets acquired and liabilities assumed are based on preliminary estimates and assumptions. These preliminary estimates and assumptions could change significantly during the purchase price measurement period as the valuations of the net tangible assets and intangible assets are finalized.  Any change could result in material variances between the Company’s future financial results and the amounts presented below, including variances in fair values recorded, as well as expenses associated with these items. The preliminary estimate of assets acquired and the liabilities assumed by the Company in connection with the acquisition, reconciled to the consideration transferred, are provided below:

	US$
Consideration
Stock issued (1)	$4,946,000
Total	$4,946,000
Purchase price allocation		Estimated Useful Life
Accounts receivable, net of allowances	$24,729,000
Inventory	84,117,000
Long-term core inventory	79,163,000
Inventory unreturned	8,631,000
Prepaid expenses	2,356,000
Trademarks	19,663,000	20 years
Customer contracts	21,531,000	10 years
Non-compete agreements	84,000	2 years
Plant and equipment, net	6,643,000
Revolving loan	(49,458,000)
Accounts payable and accrued liabilities	(96,778,000)
Customer core returns accruals (2)	(76,707,000)
Income taxes payable	(223,000)
Customer finished goods returns accrual	(16,857,000)
Capital lease obligations	(417,000)
Debenture loan - due to registrant	(4,891,000)
Term loan	(1,042,000)
Fair value of net assets acquired	544,000
Goodwill on acquisition	$4,402,000

(1)	Based on the Company’s May 5, 2011, closing common stock price of $13.74 per share.
(2)
The estimated fair value of the customer core return liabilities assumed by the Company in connection with the acquisition is included in accrued liabilities in the accompanying balance sheet at June 30, 2011.

The preliminary estimated fair value of the net assets acquired was less than the fair value of the consideration transferred of $4,946,000. The $4,402,000 excess of the purchase price over the fair value of the net assets acquired was recorded as goodwill on acquisition in the accompanying consolidated balance sheet as of June 30, 2011.

The unaudited pro forma financial information presented below assumes the acquisition had occurred on April 1, 2010 and 2009, respectively. The unaudited pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The following historical financial information has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition, (ii) factually supportable, and (iii) with respect to statements of operations, expected to have a continuing impact on the combined results, including the amortization of the fair value of the identifiable intangible assets and the cost of goods sold impact related to the fair value step-up of inventory acquired. The unaudited pro forma information does not reflect any operating efficiencies, associated cost savings or additional costs that the Company may achieve with respect to the combined companies.

	Three Months Ended June 30,
	2011	2010

Net sales	$96,918,000	$88,221,000
Operating income	1,695,000	2,964,000
Loss before income tax expense	(4,192,000)	(947,000)
Net loss	(6,107,000)	(2,240,000)
Basic net loss per share	$(0.50)	$(0.18)
Diluted net loss per share	$(0.50)	$(0.18)

3. Goodwill and Intangible Assets

Goodwill

Goodwill allocated to the Company’s reportable segments and changes in the net carrying amount of goodwill for the three months ended June 30, 2011 are as follows:

	Rotating Electrical	Under-the-Car Product Line	Total

Balance at March 31, 2011	$-	$-	$-
Goodwill of acquired business	-	4,402,000	4,402,000
Translation adjustment	-	(188,000)	(188,000)
Balance at June 30, 2011	$-	$4,214,000	$4,214,000

As indicated in Note 2, the estimates of the fair value of the identifiable assets acquired and liabilities assumed in the May 6, 2011 acquisition of Fenco are preliminary and are subject to revisions until management’s appraisals and estimates are finalized.

Intangible Assets

The following is a summary of the Company’s intangible assets at June 30, 2011 and March 31, 2011.

		June 30, 2011		March 31, 2011
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	20 years	$20,216,000	$370,000	$553,000	$189,000
Customer relationships	10 years	27,995,000	1,968,000	6,464,000	1,447,000
Non-compete agreements	3 years	341,000	128,000	257,000	108,000
Translation adjustment		(103,000)
Total	13 years	$48,449,000	$2,466,000	$7,274,000	$1,744,000

Amortization expense for acquired intangible assets for the three months ended June 30, 2011 and 2010 is as follows:

	Three Months Ended June 30,
	2011	2010

Amortization expense	$717,000	$194,000

The aggregate estimated future amortization expense for intangible assets is as follows:

Year Ending March 31,
2012 - remaining 9 months	$2,958,000
2013	3,944,000
2014	3,870,000
2015	3,799,000
2016	3,477,000
Thereafter	27,935,000
Total	$45,983,000

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

Accounts receivable — net is comprised of the following:

	June 30, 2011	March 31, 2011
Accounts receivable — trade	$82,279,000	$33,066,000
Allowance for bad debts	(1,065,000)	(1,026,000)
Customer allowances earned	(9,196,000)	(6,644,000)
Customer payment discrepancies	(664,000)	(648,000)
Customer returns RGA issued	(17,250,000)	(3,719,000)
Customer core returns accruals	(19,141,000)	(10,394,000)
Less: total accounts receivable offset accounts	(47,316,000)	(22,431,000)
Total accounts receivable — net	$34,963,000	$10,635,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At June 30, 2011, the warranty return accrual of $1,968,000 was included under the customer returns RGA issued in the above table and the warranty estimate of $4,933,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows:

	Three Months Ended June 30,
	2011	2010
Balance at beginning of period (1)	$(8,853,000)	$(3,445,000)
Charged to expense	12,732,000	8,965,000
Amounts processed	(14,684,000)	(8,816,000)
Balance at end of period	$(6,901,000)	$(3,594,000)

1) Includes $5,088,000 of estimated warranty return accrual established in the opening balance sheet in connection with the Company’s May 6, 2011 acquisition.

5. Inventory

Inventory is comprised of the following:

	June 30, 2011	March 31, 2011
Non-core inventory
Raw materials	$29,300,000	$11,805,000
Work-in-process	156,000	104,000
Finished goods	90,439,000	19,579,000
	119,895,000	31,488,000
Less allowance for excess and obsolete inventory	(11,355,000)	(1,755,000)
Total	$108,540,000	$29,733,000

Inventory unreturned	$12,149,000	$5,031,000
Long-term core inventory
Used cores held at the Company's facilities	$46,770,000	$22,112,000
Used cores expected to be returned by customers	4,248,000	3,467,000
Remanufactured cores held in finished goods	32,782,000	13,994,000
Remanufactured cores held at customers' locations	107,131,000	41,829,000
	190,931,000	81,402,000
Less allowance for excess and obsolete inventory	(6,793,000)	(844,000)
Total	$184,138,000	$80,558,000

Long-term core inventory deposit	$26,248,000	$25,984,000

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Three Months Ended June 30,
Sales	2011	2010
Customer A	40%	47%
Customer B	8%	16%
Customer C	4%	10%
Customer D	9%	4%

Accounts receivable - trade	June 30, 2011	March 31, 2011
Customer A	25%	26%
Customer B	5%	13%
Customer C	10%	17%
Customer D	16%	2%

The Company’s largest suppliers accounted for the following total percentage of raw materials purchases:

	Three Months Ended June 30,
Significant supplier purchases	2011	2010
Supplier A	3%	20%
Supplier B	15%	-

7. Debt

The Company has two outstanding credit agreements as described below.

Parent Company Credit Agreement

The Company’s revolving credit and term loan agreement, as amended, (the “Parent Company Credit Agreement”), with Union Bank, N.A. and Branch Banking & Trust Company (the “Lenders”), permits the Company to borrow up to a total of $60,000,000 (the “Parent Company Credit Facility”). The Parent Company Credit Facility is comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. The Company may borrow on a revolving basis up to an amount equal to $50,000,000 minus all outstanding letter of credit obligations minus a borrowing reserve of $10,000,000 (the “Parent Company Revolving Loan”). The borrowing reserve remains in effect only if the Company is party to a receivable discount program pursuant to which its accounts receivable owed to the Company by its largest customer are being discounted. The term loan is in the principal amount of $10,000,000 (the “Parent Company Term Loan”). The Lenders hold a security interest in substantially all of the assets of the rotating electrical segment.

The Parent Company Revolving Loan and the Parent Company Term Loan bear interest at the bank’s reference rate, plus an applicable margin, or a London Interbank Offered Rate (“LIBOR”) rate, plus an applicable margin, as selected by the Company in accordance with the Parent Company Credit Agreement. The Parent Company Credit Agreement, among other things, requires the Company to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. The Company was in compliance with all financial covenants under the Parent Company Credit Agreement as of June 30, 2011.

The Parent Company Term Loan matures in October 2014 and requires principal payments of $500,000 on a quarterly basis. The Parent Company Revolving Loan expires in October 2012 and provides the Company the option to request up to two one-year extensions.

The balance outstanding under the Parent Company Revolving Loan was $18,500,000 at June 30, 2011. There was no outstanding balance on the Parent Company Revolving Loan at March 31, 2011. The Company had reserved $1,126,000 of the Parent Company Revolving Loan for standby letters of credit for workers’ compensation insurance and $4,319,000 for commercial letters of credit as of June 30, 2011. As of June 30, 2011, $26,055,000 was available under the Parent Company Revolving Loan, and of this, $10,000,000 was reserved for use in the event the Company’s largest customer discontinued its current practice of having the Company’s receivables discounted.

In July 2011, the Company entered into a fifth amendment to the Parent Company Credit Agreement with its Lenders. This amendment, among other things, (i) eliminated the $10,000,000 borrowing reserve against the Parent Company Revolving Loan commitment amount and (ii) permits the Company to forego including Fenco as subsidiaries of the Company for purposes of determining compliance with the Company’s financial covenants under the Parent Company Credit Agreement for the fiscal quarters ending June 30, 2011 and September 30, 2011.

Fenco Credit Agreement

In connection with the acquisition of Fenco, the Company’s now wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory. At June 30, 2011, $4,250,000 was available under the Fenco Revolving Facility.

As of June 30, 2011, $47,630,000 of the Fenco Revolving Facility was outstanding, $712,000 was reserved for standby commercial letters of credit and $372,000 was reserved for certain expenses. In addition, $1,000,000 of this Fenco Revolving Facility was reserved for Canadian operations use. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment. The Company has classified the Fenco Revolving Facility as long term as of June 30, 2011 as the Company intends that at least this amount will remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

The Fenco Revolving Facility and the Fenco Term Loan mature on October 6, 2012, but may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.

The Fenco Borrowers may receive advances under the Fenco Revolving Facility by any one or more of the following options: (i) swingline advances in Canadian or US dollars; (ii) Canadian dollar prime-based loans; (iii) US dollar base rate loans; (iv) LIBOR loans; or (v) letters of credits.

The Fenco Term Loan bears interest at the LIBO rate plus an applicable margin. Outstanding advances under the Revolving Facility bear interest as follows:

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

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. The Fenco Borrowers were either in compliance or had obtained waivers for financial covenants under the Fenco Credit Agreement as of June 30, 2011. In particular, the original due date to submit the audited financial statements of Fenco for the year ended March 31, 2011 was extended from July 31, 2011 to August 31, 2011.

8. Accounts Receivable Discount Programs

The Company has established receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Three Months Ended
	June 30,
	2011	2010

Receivables discounted	$47,387,000	$31,801,000
Weighted average days	309	318
Annualized weighted average discount rate	3.1%	4.8%
Amount of discount as interest expense	$1,269,000	$1,337,000

9. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income per share.

	Three Months Ended June 30,
	2011	2010
Net (loss) income	$(2,376,000)	$2,520,000
Basic shares	12,281,530	12,049,057
Effect of dilutive stock options and warrants	-	155,262
Diluted shares	12,281,530	12,204,319
Net (loss) income per share:
Basic	$(0.19)	$0.21
Diluted	$(0.19)	$0.21

The effect of dilutive options and warrants excludes 2,000 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $14.60 to $15.06 per share for the three months ended June 30, 2011 and 1,140,650 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $6.62 to $15.00 per share for the three months ended June 30, 2010 — all of which were anti-dilutive.

10. Comprehensive (loss) Income

Comprehensive (loss) income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive (loss) income consists of net (loss) income, unrealized (loss) gain on short-term investments and foreign currency translation adjustments.

	Three Months Ended June 30,
	2011	2010

Net (loss) income	$(2,376,000)	$2,520,000
Unrealized loss on short-term investments	-	(27,000)
Foreign currency translation	(997,000)	31,000
Comprehensive net (loss) income	$(3,373,000)	$2,524,000

11. Income Taxes

The Company recorded income tax expenses for the three months ended June 30, 2011 related to its rotating electrical business segment despite the consolidated net loss for the period. The Company did not recognize income tax benefits on the net losses incurred by Fenco for the three months ended June 30, 2011 due primarily to the recoverability of these tax benefits not being deemed by the Company to be more likely than not to be realized. For the three months ended June 30, 2011, the Company recorded $47,000 of income tax expense for its under-the-car product line segment specifically related to the Fenco subsidiaries located in Mexico, a seperate tax jurisdiction.

The income tax expenses for the rotating electrical segment reflect income tax rates of 39.2%, which are higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, the Company’s income tax rates for the three months ended June 30, 2011 were impacted an additional 5.4% in the quarter due to certain non-deductible transaction costs incurred in connection with the Company’s acquisition of Fenco.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations.

12. Financial Risk Management and Derivatives

Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s production facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposure is from changes in the rate between the U.S. dollar and the Mexican peso related to the operation of one of the Company’s facilities in Mexico. The Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos in order to mitigate this risk. In addition, during the year ended March 31, 2011, the Company began entering into forward foreign currency exchange contracts to exchange U.S. dollars for Chinese yuan to mitigate the risk of exposure from material movements in exchange rates on certain purchases made from Chinese vendors. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific purchase requirements to fund those overseas facilities and purchases.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $15,718,000 and $9,356,000 at June 30, 2011 and March 31, 2011, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange U.S. dollars for foreign currencies. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statement of operations:

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended June 30,
Derivatives Not Designated as Hedging Instruments under Statement 133	Location of (Gain) Loss Recognized in Income on Derivatives	2011	2010
Forward foreign currency exchange contracts	General and administrative expenses	$88,000	$471,000

The fair value of the forward foreign currency exchange contracts of $267,000 and $355,000 is included in prepaid expenses and other current assets in the consolidated balance sheets at June 30, 2011 and March 31, 2011, respectively.

13. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of June 30, 2011 and March 31, 2011:

	June 30, 2011				March 31, 2011
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$311,000	$311,000	-	-	$304,000	$304,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	267,000	-	$267,000	-	355,000	-	$355,000	-

Liabilities
Other current liabilities
Deferred compensation	311,000	311,000	-	-	304,000	304,000	-	-

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2011 and 2010, a loss of $88,000 and $471,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

During the three months ended June 30, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The fair value of assets acquired and liabilities assumed in connection with the acquisition of Fenco on May 6, 2011 were determined using Level 3 inputs. Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement. The valuation techniques that were used by the Company to determine the fair value of the assets acquired and liabilities assumed are the market approach, the income approach and the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities. The income approach uses valuation techniques to convert future amounts to a single present value based on current market expectations about those future amounts, including present value techniques, option-pricing models and the excess earnings method. The cost approach is based on the amount that would be required to replace the service capacity of an asset (replacement cost). The Company used significant assumptions in the valuation techniques used including the discount rate and forecasted profitability of the Company.

The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loans, term loans and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

14. Segment Information

On May 6, 2011, the Company acquired Fenco. As a result of this acquisition, the Company revised its segment reporting to reflect two reportable segments, the rotating electrical segment and the under-the-car product line segment, based on the way the Company manages, evaluates and internally reports its business activities. Prior to this acquisition, the Company operated only in the rotating electrical segment.

The rotating electrical segment is comprised of the Company’s alternator and starter business. This segment remanufactures, produces and distributes alternators and starters for import and domestic cars and light trucks. These replacement parts are sold for use on vehicles after initial vehicle purchase.

The under-the-car product line segment manufactures, remanufactures and distributes new and remanufactured aftermarket auto parts, including steering components, brake calipers, master cylinders, hub assembly and bearings, clutches and clutch hydraulics, constant velocity drive shafts, water pumps, control arms and loaded struts for the full range of passenger and truck vehicles.

The Company’s products are sold to automotive retail chain stores, warehouse distributors, and to major automobile manufacturers throughout the North America.

The accounting policies for each of the Company’s segments are the same as those described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

The results of operations of Fenco have been included from the date of acquisition on May 6, 2011. Financial information relating to the Company’s reportable segments is as follows:

	Three months ended June 30, 2011
Selected income statement data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net sales to external customers	$39,016,000	$32,246,000	$-	$71,262,000
Intersegment revenue, net of cost	776,000	-	(776,000)	-
Gross profit	12,756,000	596,000	(226,000)	13,126,000
Operating income (loss)	4,792,000	(3,168,000)	(226,000)	1,398,000
Net income (loss)	2,226,000	(4,376,000)	(226,000)	(2,376,000)

	Three months ended June 30, 2010
Selected income statement data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net sales	$36,234,000	$-	$-	$36,234,000
Gross profit	11,545,000	-	-	11,545,000
Operating income	5,415,000	-	-	5,415,000
Net income	2,520,000	-	-	2,520,000

	June 30, 2011
Selected balance sheet data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Current assets	$74,692,000	$110,109,000	$(16,632,000)	$168,169,000
Non-current assets	150,520,000	153,055,000	(22,636,000)	280,939,000
Total assets	$225,212,000	$263,164,000	$(39,268,000)	$449,108,000
Current liabilities	$85,419,000	$187,667,000	$(16,406,000)	$256,680,000
Non-current liabilities	15,072,000	76,239,000	(17,689,000)	73,622,000
Total liabilities.	100,491,000	263,906,000	(34,095,000)	330,302,000
Shareholders' equity (deficit)	124,721,000	(742,000)	(5,173,000)	118,806,000
Total liabilities and shareholders' equity	$225,212,000	$263,164,000	$(39,268,000)	$449,108,000

	March 31, 2011
Selected balance sheet data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Current assets	$60,137,000	$-	$-	$60,137,000
Non-current assets	131,728,000	-	-	131,728,000
Total assets	$191,865,000	$-	$-	$191,865,000
Current liabilities	$58,742,000	$-	$-	$58,742,000
Non-current liabilities	15,946,000	-	-	15,946,000
Total liabilities	74,688,000	-	-	74,688,000
Shareholders' equity	117,177,000	-	-	117,177,000
Total liabilities and shareholders' equity	$191,865,000	$-	$-	$191,865,000

	Three months ended June 30, 2011
Selected cash flow data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,838,000	$(31,242,000)	$-	$(26,404,000)
Net cash used in investing activities	(320,000)	(45,000)	-	(365,000)
Net cash provided by financing activities	17,931,000	7,673,000		25,604,000
Effect of exchange rate changes on cash	11,000	(48,000)		(37,000)
Cash — Beginning of period	2,477,000	-		2,477,000
Cash — End of period	715,000	560,000	-	1,275,000
Additional selected financial data
Depreciation and amortization	$888,000	$1,012,000	$-	$1,900,000
Capital expenditures	312,000	45,000	-	357,000

	Three months ended June 30, 2010
Selected cash flow data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net cash provided by operating activities	$67,000	$-	$-	$67,000
Net cash used in investing activities	(453,000)	-	-	(453,000)
Net cash provided by financing activities	942,000	-	-	942,000
Effect of exchange rate changes on cash	(7,000)	-	-	(7,000)
Cash — Beginning of period	1,210,000	-	-	1,210,000
Cash — End of period	1,759,000	-	-	1,759,000
Additional selected financial data
Depreciation and amortization	$985,000	$-	$-	$985,000
Capital expenditures	188,000	-	-	188,000

15. New Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued an update which requires new disclosures for transfers in and out of Level 1 and Level 2 of the fair value hierarchy and expanded disclosures for activity in Level 3 of the fair value hierarchy. The update also clarifies existing disclosures regarding the level of disaggregation for disclosure and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this update on January 1, 2010 did not have any impact on the Company’s consolidated financial position and results of operations. The disclosures regarding certain Level 3 activity are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance on April 1, 2011 did not have any impact on the Company’s consolidated financial position and results of operations.

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued guidance which modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with a carrying amount equal to or less than zero for which qualitative factors indicate that it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test will need to be performed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption of this update is prohibited. The adoption of this guidance on April 1, 2011 did not have any impact on the Company’s consolidated financial position and the results of operations.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued guidance which specifies that if comparative financial statements are presented, disclosure of revenue and earnings of a combined entity should be made as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations consummated in fiscal years beginning on or after December 15, 2010. The adoption of this guidance on April 1, 2011 did not have any impact on the Company’s consolidated financial position and the results of operations.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued an update which clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. The update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2011. Early application of this update by public entities is prohibited. The Company is currently evaluating the impact the adoption of this guidance on January 1, 2012 will have on its consolidated financial position and the results of operations.

Comprehensive Income

In June 2011, the FASB issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as a part of the statement of equity. This guidance should be applied, retrospectively, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Other than the change in presentation, the Company has determined the changes from the adoption of this guidance on April 1, 2012 will not have an impact on its consolidated financial position and the results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our”, “we”, or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2011 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 13, 2011.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers, our ability to obtain any additional financing we may seek or require, our ability to maintain positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our credit agreements and our lenders’ refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, our ability to integrate our Fenco operations, and other factors discussed herein and in our other filings with the SEC.

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

We historically have remanufactured alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. As a result of our acquisition on May 6, 2011, we now also manufacture, remanufacture and distribute new and remanufactured steering components, brake calipers, master cylinders, hub assembly and bearings, clutches and clutch hydraulics, constant velocity drive shafts, water pumps, control arms and loaded struts for the full range of passenger and truck vehicles. The  remanufactured products are sold under the Fenco™ brand name and new products are sold under the Dynapak® brand name.

Our products are distributed to both the DIY and DIFM markets. Our products are distributed predominantly throughout the North America. Our products are sold to the largest auto parts retail chains in the United States and Canada. In addition, our products are sold to various traditional warehouses for the professional installers, and to major automobile manufacturers for both their after-market programs and their warranty replacement programs (“OES”). Demand and replacement rates for after-market remanufactured automobile parts generally increase with increases in miles driven and the age of vehicles.

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

In May 2011, pursuant to a purchase agreement with FAPL Holdings Inc. (“Holdings”), the parent company of Fenwick Automotive Products Limited (“FAPL”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts, and certain other individuals, we acquired all of the outstanding equity of Holdings subsidiaries. This transaction provides us opportunities to expand beyond our existing product lines of alternators and starters and further enhances our market presence in North America.

As a result of this acquisition, we revised our segment reporting to reflect two reportable segments, rotating electrical and under-the-car product line, based on the way we manage, evaluate and internally report our business activities. Prior to this acquisition, we operated in one reportable segment pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

Results of Operations for the Three Months Ended June 30, 2011 and 2010

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The acquisition of Fenco on May 6, 2011 has had a significant impact on the comparability of results as discussed below.

The following table summarizes certain key operating data by segment for the periods indicated:

Three months ended June 30,	Rotating Electrical	Under-the-Car Product Line	Consolidated
2011
Gross profit percentage	32.1%	1.8%	18.4%
Cash flow (used in) provided by operations	$4,838,000	$(31,242,000)	$(26,404,000)
Finished goods turnover (annualized) (1)	5.1	2.9	4.2
Annualized return on equity (2)	-	-	(8.1	) %

2010
Gross profit percentage	31.9%	-	31.9%
Cash flow provided by operations	$67,000	$-	$67,000
Finished goods turnover (annualized) (1)	4.4	-	4.4
Annualized return on equity (2)	-	-	9.7%

(1)
Annualized finished goods turnover for the rotating electrical segment for the fiscal quarter is calculated by multiplying segment cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending segment non-core finished goods inventory values for the fiscal quarter. Annualized finished goods turnover for the under-the-car product line segment for the period subsequent to the acquisition of Fenco is calculated by multiplying segment cost of sales for the period by 6 and dividing the result by the average between beginning and ending segment non-core finished goods inventory values for the period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)
Annualized return on equity is computed as net income for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the three months ended June 30, 2011 and 2010:

Three months ended June 30,	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
2011
Net sales	$39,792,000	$32,246,000	$(776,000)	$71,262,000
Cost of goods sold	27,036,000	31,650,000	(550,000)	58,136,000
Gross profit	12,756,000	596,000	(226,000)	13,126,000
Cost of goods sold as a percentage of net sales	67.9%	98.2%	-	81.6%
Gross profit percentage	32.1%	1.8%	-	18.4%

2010
Net sales	$36,234,000	$-	$-	$36,234,000
Cost of goods sold	24,689,000	-	-	24,689,000
Gross profit	11,545,000	-	-	11,545,000
Cost of goods sold as a percentage of net sales	68.1%	-	-	68.1%
Gross profit percentage	31.9%	-	-	31.9%

Net Sales. Our consolidated net sales for the three months ended June 30, 2011 increased by $35,028,000, or 96.7%, to $71,262,000 compared to net sales for the three months ended June 30, 2010 of $36,234,000. The increase in net sales was due primarily to (i) our May 6, 2011 acquisition of Fenco which resulted in additional net sales of $32,246,000 or 89.0%, and (ii) increase in sales of $3,558,000 or 9.8%, to our existing customers and several new customers added subsequent to the three months ended June 30, 2010 in our rotating electrical segment.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of net sales increased during the three months ended June 30, 2010 to 81.6% from 68.1% for the three months ended June 30, 2010, resulting in a corresponding decrease in our gross profit percentage of 13.5% to 18.4% for the three months ended June 30, 2010 from 31.9% for the three months ended June 30, 2010. The gross profit percentage in our rotating electrical segment increased to 32.1% from 31.9% during the three months ended June 30, 2010 due primarily to lower per unit manufacturing costs.

The gross profit percentage in our under-the-car product line segment was impacted by recording of $2,702,000 of cost of goods sold related to the fair value step-up of inventory acquired as of May 6, 2011. As this inventory was sold during the quarter, the step-up in value impacted cost of sales. As of June 30, 2011, there was $1,519,000 of inventory fair value step-up value remaining in inventory to be expensed as the inventory turns.

Operating Expenses

The following table summarizes operating expenses by segment for the three months ended June 30, 2011 and 2010:

Three months ended June 30,	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
2011
General and administrative	$5,310,000	$3,200,000	$-	$8,510,000
Sales and marketing	1,834,000	564,000	-	2,398,000
Research and development	416,000	-	-	416,000
Acquisition costs	404,000	-	-	404,000
Percent of net sales
General and administrative	13.3%	9.9%	-	11.9%
Sales and marketing	4.6%	1.7%	-	3.4%
Research and development	1.0%	-	-	0.6%
Acquisition costs	1.0%	-	-	0.6%

2010
General and administrative	$4,024,000	$-	$-	$4,024,000
Sales and marketing	1,740,000	-	-	1,740,000
Research and development	366,000	-	-	366,000
Acquisition costs	-	-	-	-
Percent of net sales
General and administrative	11.1%	-	-	11.1%
Sales and marketing	4.8%	-	-	4.8%
Research and development	1.0%	-	-	1.0%
Acquisition costs	-	-	-	-

General and Administrative. Our consolidated general and administrative expenses for the three months ended June 30, 2011 were $8,510,000, which represents an increase of $4,486,000, or 111.5%, from general and administrative expenses for the three months ended June 30, 2010 of $4,024,000. The increase in general and administrative expenses for our rotating electrical business during the three months ended June 30, 2011 was primarily due to (i) $780,000 of incentive payments made to certain employees in connection with our Fenco acquisition, (ii) $308,000 of professional services and travel incurred in connection with our Fenco acquisition, and (ii) $231,000 of increased employee-related expenses, professional and travel expenses at our offshore manufacturing facilities. These increases were partly offset by a loss of $88,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a loss of $471,000 during the three months ended June 30, 2010.

General and administrative expenses for the under-the-car product line segment during the three months ended June 30, 2011 were $3,200,000, and were primarily attributable to (i) employee-related expenses, (ii) amortization of intangible assets, (iii) professional services fees and other consulting fees, (iv) $260,000 of bank financing charges, and (v) $51,000 for legal and professional fees incurred in connection with the Fenco Credit Agreement.

Sales and Marketing. Our consolidated sales and marketing expenses for the three months ended June 30, 2011 increased $658,000, or 37.8%, to $2,398,000 from $1,740,000 for the three months ended June 30, 2010. The increase of $94,000 from our rotating electrical business was due primarily to increased employee-related expenses and increased travel expenses associated with this segment.

Sales and marketing expenses for the under-the-car product line were $564,000 and primarily include (i) employee-related expenses, (ii) travel expenses, and (iii) sales commissions and agent fees.

Research and Development. Our consolidated research and development expenses increased by $50,000, or 13.7%, to $416,000 for the three months ended June 30, 2011 from $366,000 for the three months ended June 30, 2010. The increase in research and development expenses was due primarily to an increase in travel, supplies, and employee-related expenses at our rotating electrical segment as compared to the three months ended June 30, 2010.

Acquisition Costs. During the three months ended June 30, 2011, we incurred $404,000 of legal and professional fees in connection with the Fenco acquisition.

Interest Expense

Interest Expense. Interest expense incurred by our rotating electrical segment for the three months ended June 30, 2011 was $1,098,000. This represents a decrease of $504,000 compared to interest expense of $1,602,000 during the three months ended June 30, 2010. This decrease is primarily attributable to a lower balance of receivables being discounted under the receivable discount programs.

Interest expense incurred by our under-the-car product line segment was $834,000 during the three months ended June 30, 2011. This interest expense primarily represents the cost of receivables being discounted under the receivable discount programs and interest expense incurred on the average outstanding balances on our Fenco Revolving Facility and Fenco Term Loan.

Provision for Income Taxes

The following table summarizes our effective tax rate by segment for the three months ended June 30, 2011 and 2010:

	Percent of Pre-Tax Income
Three months ended June 30,	Rotating Electrical	Under-the-Car Product Line
2011	44.7%	-1.1%
2010	33.9%	-

Income Tax. Income tax expenses for our rotating electrical segment for the three months ended June 30, 2011 reflect income tax rates higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, our income tax rates for the three months ended June 30, 2011 were impacted by certain non-deductible transaction costs incurred in connection with our acquisition of Fenco.

In addition, any potential future income tax benefits associated with the net loss we incurred from our acquisition of Fenco for the three months ended June 30, 2011, was not recognized due primarily to our assessment of the recoverability of these tax benefits. We have provided a valuation allowance against these net operating loss carryforwards as we determined that it is not more likely than not that the deferred asset will be realized. For the three months ended June 30, 2011, we recorded $47,000 of income tax expense for our under-the-car product line segment specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

Liquidity and Capital Resources

Overview

At June 30, 2011, we had negative working capital of $88,511,000, a ratio of current assets to current liabilities of 0.6:1, and cash of $1,275,000, compared to working capital of $1,395,000, a ratio of current assets to current liabilities of 1:1, and cash of $2,477,000 at March 31, 2011. The significant change in our working capital was primarily related to our acquisition of Fenco on May 6, 2011. The negative working capital attributable to the under-the-car product line was $77,558,000 due primarily to an increase in our customer core return accrual to $86,794,000 and customer returns for which an RGA has been issued to $14,597,000. This decrease in working capital was partly offset by an increase in our non-core inventory balance during the three months ended June 30, 2011. In accordance with our core accounting policy, we classify all of our core inventories as long-term assets. This has a significant impact on our resulting working capital being negative.

The negative working capital from our rotating electrical segment was $10,953,000 due primarily to increases in the amounts outstanding under our Parent Company Revolving Loan balance and accounts payable partly offset by an increase in our accounts receivable balance during the three months ended June 30, 2011.

During the three months ended June 30, 2011, we used cash generated by our rotating electrical segment, from our use of receivable discount programs with certain of our major customers, and our revolving loans as our primary sources of liquidity. These sources were primarily used to make the quarterly principal payment on the Parent Company Term Loan.

We believe our cash generated by operations, use of receivable discount programs with certain of our major customers, amounts available under our revolving loans, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments, repayment of the current portion of our term loans, and capital expenditure obligations over the next twelve months.

Cash Flows

Net cash used in operating activities was $26,404,000 for the three months ended June 30, 2011 compared to net cash provided by operating activities of $67,000 for the three months ended June 30, 2010. The most significant change in operating activities for the three months ended June 30, 2011 compared to the three months ended June 30, 2010 was the $31,242,000 that was used in our under-the-car product line segment due primarily to an increase in Fenco non-core and core inventory and a decrease in accounts payable and accrued liabilities from the date of our acquisition of Fenco.

Our rotating electrical segment generated cash from operations of $4,838,000. Our accounts payable and accrued liabilities in this segment increased during the three months ended June 30, 2011. This increase was partly offset by an increase in our non-core inventory in this segment.

Net cash used in investing activities was $365,000 and $453,000 during the three months ended June 30, 2011 and 2010, respectively. Capital expenditures for the three months ended June 30 2011 primarily related to the purchase of equipment for our manufacturing facilities, software and computers, and improvements to our California facility compared to purchases in the same period of the prior year primarily for equipment for our manufacturing facilities. In addition, net cash used in investing activities during the three months ended June 30, 2010 included the payment of the purchase price holdback in connection with our May 2008 acquisition, which was partly offset by the redemption of short-term investments.

Net cash provided by financing activities was $25,604,000 and $942,000 during the three months ended June 30, 2011 and 2010, respectively. This change was primarily due to increased borrowings under our Parent Company Credit Facility associated with our rotating electrical segment.  In addition, our financing activities from our under-the-car product line included the proceeds of $10,000,000 from the Fenco Term Loan.

Capital Resources

Debt

We have two outstanding credit agreements as described below.

Parent Company Credit Agreement

Our revolving credit and term loan agreement, as amended, (the “Parent Company Credit Agreement”), with Union Bank, N.A. and Branch Banking & Trust Company (the “Lenders”), permits us to borrow up to a total of $60,000,000 (the “Parent Company Credit Facility”). The Parent Company Credit Facility is comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. We may borrow on a revolving basis up to an amount equal to $50,000,000 minus all outstanding letter of credit obligations minus a borrowing reserve of $10,000,000 (the “Parent Company Revolving Loan”). The borrowing reserve remains in effect only if we are party to a receivable discount program pursuant to which our accounts receivable owed to us by our largest customer are being discounted. The term loan is in the principal amount of $10,000,000 (the “Parent Company Term Loan”). The Lenders hold a security interest in substantially all of the assets of the rotating electrical segment.

The Parent Company Credit Agreement, among other things, requires us to maintain certain financial covenants, including tangible net worth, fixed charge coverage ratio and leverage ratio covenants. We were in compliance with all financial covenants under the Parent Company Credit Agreement as of June 30, 2011.

The Parent Company Term Loan matures in October 2014 and requires principal payments of $500,000 on a quarterly basis. The Parent Company Revolving Loan expires in October 2012 and provides us the option to request up to two one-year extensions.

The balance of the Parent Company Revolving Loan was $18,500,000 at June 30, 2011. There was no outstanding balance on the Parent Company Revolving Loan at March 31, 2011. We had reserved $1,126,000 of the Parent Company Revolving Loan for standby letters of credit for workers’ compensation insurance and $4,319,000 for commercial letters of credit as of June 30, 2011. As of June 30, 2011, $26,055,000 was available under the Parent Company Revolving Loan, and of this, $10,000,000 was reserved for use in the event our largest customer discontinued its current practice of having our receivables discounted.

In July 2011, we entered into a fifth amendment to the Parent Company Credit Agreement with our Lenders. This amendment, among other things, (i) eliminated the $10,000,000 borrowing reserve against our Parent Company Revolving Loan commitment amount and (ii) permits us to forego including Fenco as subsidiaries for purposes of determining compliance with our financial covenants under the Parent Company Credit Agreement for the fiscal quarters ending June 30, 2011 and September 30, 2011.

The Parent Company Revolving Loan and the Parent Company Term Loan bear interest at either our bank’s reference rate plus an applicable margin or a LIBOR rate plus an applicable margin, as selected by us in accordance with the Parent Company Credit Agreement. The reference rate is, as further described in the Parent Company Credit Agreement, the higher of our bank’s announced base rate and the Federal funds rate plus 1/2 percent. The applicable margins are determined quarterly on a prospective basis as set forth below:

Leverage Ratio	Applicable LIBOR Margin	Applicable Reference Rate Margin
Less than 1.0:1.0	250 basis points	125 basis points
Greater than or equal to 1.0:1.0, but less than 1.5:1.0	275 basis points	150 basis points
Greater than or equal to 1.5:1.0	300 basis points	175 basis points

Fenco Credit Agreement

In connection with the acquisition of Fenco, our now wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory. At June 30, 2011, $4,250,000 was available under the Fenco Revolving Facility.

As of June 30, 2011, $47,630,000 of the Fenco Revolving Facility was outstanding, $712,000 was reserved for standby commercial letters of credit and $372,000 was reserved for certain expenses. In addition, $1,000,000 of this Fenco Revolving Facility was reserved for Canadian operations use. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment. We have classified the Fenco Revolving Facility as long term as of June 30, 2011 as we intend that this amount will remain outstanding for an uninterrupted period extending beyond one year from the balance sheet date.

The Fenco Borrowers may receive advances under the Fenco Revolving Facility by any one or more of the following options: (i) swingline advances in Canadian or US dollars; (ii) Canadian dollar prime-based loans; (iii) US dollar base rate loans; (iv) LIBOR loans; or (v) letters of credits.

The Fenco Term Loan bears interest at the LIBO rate plus an applicable margin. Outstanding advances under the Revolving Facility bear interest as follows:

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

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. The Fenco Borrowers were either in compliance or obtained a waiver for financial covenants under the Fenco Credit Agreement as of June 30, 2011. In particular, the original due date to submit the audited financial statements of Fenco for the year ended March 31, 2011 was extended from July 31, 2011 to August 31, 2011.

The Fenco Revolving Facility and the Fenco Term Loan mature on October 6, 2012, but may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.

Our ability to comply in future periods with the financial covenants in the Parent Company Credit Agreement and Fenco Credit Agreement, will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands for marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy, including the integration of our Fenco acquisition. If a violation of any of the covenants occurs in the future, we would attempt to obtain a waiver or an amendment from our Lenders or the Fenco Lenders, as applicable. No assurance can be given that we would be successful in this regard.

Receivable Discount Programs

We have established receivable discount programs with certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allows us to accelerate collection of customers’ receivables.  While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of our receivable discount programs:

	Three Months Ended
	June 30,
	2011	2010

Receivables discounted	$47,387,000	$31,801,000
Weighted average days	309	318
Annualized weighted average discount rate	3.1%	4.8%
Amount of discount as interest expense	$1,269,000	$1,337,000

Off-Balance Sheet Arrangements

At June 30, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $357,000 for the three months ended June 30, 2011 and primarily related to the purchase of equipment for our manufacturing facilities, software and computers, and improvements to our office facilities. We expect our fiscal year 2012 capital expenditures to be approximately $4.8 million combined for both segments. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2011.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2011, which was filed on June 13, 2011, except as discussed below.

New Accounting Pronouncements

Fair Value Measurements and Disclosures

In January 2010, the FASB issued an update which requires new disclosures for transfers in and out of Level 1 and Level 2 of the fair value hierarchy and expanded disclosures for activity in Level 3 of the fair value hierarchy. The update also clarifies existing disclosures regarding the level of disaggregation for disclosure and disclosures about inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009. The adoption of this update on January 1, 2010 did not have any impact on our consolidated financial position and results of operations. The disclosures regarding certain Level 3 activity are effective for fiscal years beginning after December 15, 2010. The adoption of this guidance on April 1, 2011 did not have any impact on our consolidated financial position and results of operations.

When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts

In December 2010, the FASB issued guidance which modifies step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units with a carrying amount equal to or less than zero for which qualitative factors indicate that it is more likely than not that a goodwill impairment exists, step 2 of the goodwill impairment test will need to be performed. This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. Early adoption of this update is prohibited. The adoption of this guidance on April 1, 2011 did not have any impact on our consolidated financial position and the results of operations.

Disclosure of Supplementary Pro Forma Information for Business Combinations

In December 2010, the FASB issued guidance which specifies that if comparative financial statements are presented, disclosure of revenue and earnings of a combined entity should be made as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. This guidance is effective for business combinations consummated in fiscal years beginning on or after December 15, 2010. The adoption of this guidance on April 1, 2011 did not have any impact on our consolidated financial position and the results of operations.

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued an update which clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. The update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2011. Early application of this update by public entities is prohibited. We are currently evaluating the impact the adoption of this guidance on January 1, 2012 will have on our consolidated financial position and the results of operations.

Comprehensive Income

In June 2011, the FASB issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as a part of the statement of equity. This guidance should be applied, retrospectively, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Other than the change in presentation, we have determined the changes from the adoption of this guidance on April 1, 2012 will not have an impact on our consolidated financial position and the results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2011, which was filed on June 13, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-5(e).  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 6, 2011, the Company acquired Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts.  For additional information regarding the acquisition, refer to Note 2 of the Condensed Notes to Consolidated Financial Statements and, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 2 of this Quarterly Report.  As permitted by SEC guidance, which allows for a one-year integration period, management has excluded the operations related to Fenco from its assessment of internal control over financial reporting as of June 30, 2011.

Integration activities, including documenting and assessing Fenco internal controls over financial reporting, are currently in process.  Additionally, the Company has ongoing initiatives to standardize the Fenco financial, information technology, and operating systems.  The initial annual assessment of internal controls over financial reporting for the acquired business will be conducted over the course of the fiscal year 2012.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Other than the additional risk factor set forth below, there have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011, filed on June 13, 2011.

Our reliance on foreign suppliers for our under-the-car segment poses various risks.

A significant portion of our products in our under-the-car segment are imported from suppliers located outside the U.S., including various countries in Asia.  As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as:

•	significant delays in the delivery of cargo due to port security considerations;
•	imposition of duties, taxes, tariffs or other charges on imports;
•
imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the United States from countries or regions where we do business;

•	financial or political instability in any of the countries in which our product is manufactured;
•	potential recalls or cancellations of orders for any product that does not meet our quality standards;
•	disruption of imports by labor disputes and local business practices;
•	political or military conflict involving the United States, which could cause a delay in the transportation of the Company’s products and an increase in transportation costs;
•
heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

•
natural disasters, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
•	our ability to enforce any agreements with our foreign suppliers.

Any of the foregoing factors, or a combination of them, could increase the cost or reduce the supply of products available to us and adversely affect our business, financial condition, results of operations or liquidity.

In addition, because we depend on independent third parties to manufacture a significant portion of our products in our under-the-car segment, we cannot be certain that we will not experience operational difficulties with such manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality controls and failure to meet production deadlines or increases in manufacturing costs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends—The Parent Company Credit Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.7	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.8	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

Number	Description of Exhibit	Method of Filing
4.9	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.10	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

4.11	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

10.1	Core Amendment No. 3 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011.

10.2	Core Amendment No. 4 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 16, 2011.

10.3	Addendum No. 2 to Amendment No. 1 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 16, 2011.

10.4	Fifth Amendment to the Revolving Credit and Term Loan Agreement, dated as of July 5, 2011, by and among Motorcar Parts of America, Inc., Union Bank, N.A., and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 13, 2011.

10.5	Purchase Agreement, dated May 6, 2011, by and among Motorcar Parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick and Joel Fenwick	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 12, 2011.

10.6	Hold Agreement, dated May 6, 2011, between Motorcar Parts of America, Inc. and FAPL Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 12, 2011.

10.7	Escrow Agreement, dated May 6, 2011, by and among Motorcar Parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick, Joel Fenwick and Stikeman Elliott LLP	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 12, 2011.

10.8
Amended and Restated Credit Agreement, dated May 6, 2011, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufacturers and Traders Trust Company, M&T Bank and such other lenders from time to time as may become a party thereto
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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June30, 2011, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: August 15, 2011	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 15, 2011	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer