Form 10-Q
period 2011-09-30
MOTORCAR PARTS AMERICA INC
filed 2012-03-07
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2011

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

There were 12,533,321 shares of Common Stock outstanding at March 1, 2012.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements
MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2011	March 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$1,197,000	$2,477,000
Short-term investments	281,000	304,000
Accounts receivable — net	35,411,000	10,635,000
Inventory— net	116,241,000	29,733,000
Inventory unreturned	13,489,000	5,031,000
Deferred income taxes	5,722,000	5,658,000
Prepaid expenses and other current assets	4,756,000	6,299,000
Total current assets	177,097,000	60,137,000
Plant and equipment — net	15,198,000	11,663,000
Long-term core inventory — net	188,151,000	80,558,000
Long-term core inventory deposit	26,473,000	25,984,000
Long-term deferred income taxes	1,563,000	1,346,000
Long-term note receivable	-	4,863,000
Goodwill	37,337,000	-
Intangible assets — net	45,097,000	5,530,000
Other assets	1,887,000	1,784,000
TOTAL ASSETS	$492,803,000	$191,865,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$115,271,000	$38,973,000
Accrued liabilities	18,931,000	7,318,000
Customer finished goods returns accrual	25,302,000	9,161,000
Revolving loan	37,500,000	-
Other current liabilities	2,494,000	918,000
Current portion of term loan	2,000,000	2,000,000
Current portion of capital lease obligations	644,000	372,000
Total current liabilities	202,142,000	58,742,000
Term loan, less current portion	14,500,000	5,500,000
Revolving loan	47,748,000	-
Deferred core revenue	9,160,000	8,729,000
Customer core returns accrual (see Note 2)	107,399,000	-
Other liabilities	1,296,000	1,255,000
Capital lease obligations, less current portion	307,000	462,000
Total liabilities	382,552,000	74,688,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized;12,513,821 and 12,078,271 shares issued; 12,499,421 and 12,063,871 outstanding at September 30, 2011 and March 31, 2011, respectively	125,000	121,000
Treasury stock, at cost, 14,400 shares of common stock at September 30, 2011 and March 31, 2011, respectively	(89,000)	(89,000)
Additional paid-in capital	98,580,000	93,140,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(821,000)	(349,000)
Retained earnings	10,577,000	22,475,000
Total shareholders' equity	110,251,000	117,177,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$492,803,000	$191,865,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net sales	$107,616,000	$40,977,000	$178,126,000	$77,211,000
Cost of goods sold	92,344,000	28,295,000	153,526,000	52,984,000
Gross profit	15,272,000	12,682,000	24,600,000	24,227,000
Operating expenses:
General and administrative	11,771,000	3,571,000	20,377,000	7,595,000
Sales and marketing	3,197,000	1,201,000	5,650,000	2,941,000
Research and development	401,000	396,000	817,000	762,000
Acquisition costs	309,000	-	713,000	-
Total operating expenses	15,678,000	5,168,000	27,557,000	11,298,000
Operating (loss) income	(406,000)	7,514,000	(2,957,000)	12,929,000
Interest expense	3,389,000	1,701,000	5,303,000	3,303,000
(Loss) income before income tax expense	(3,795,000)	5,813,000	(8,260,000)	9,626,000
Income tax expense	1,796,000	2,312,000	3,638,000	3,605,000
Net (loss) income	$(5,591,000)	$3,501,000	$(11,898,000)	$6,021,000
Basic net (loss) income per share	$(0.45)	$0.29	$(0.96)	$0.50
Diluted net (loss) income per share	$(0.45)	$0.29	$(0.96)	$0.49
Weighted average number of shares outstanding:
Basic	12,451,600	12,038,636	12,367,030	12,043,818
Diluted	12,451,600	12,202,507	12,367,030	12,220,257

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended September 30,
Cash flows from operating activities:	2011	2010
Net (loss) income	$(11,898,000)	$6,021,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	2,685,000	1,575,000
Amortization of intangible assets	1,711,000	387,000
Amortization of deferred gain on sale-leaseback	-	(262,000)
Amortization of deferred financing costs	43,000	42,000
Provision for inventory reserves	294,000	699,000
Provision for customer payment discrepancies	59,000	152,000
Net provision for (recovery of) doubtful accounts	46,000	(98,000)
Deferred income taxes	(316,000)	173,000
Share-based compensation expense	27,000	29,000
Impact of tax benefit on APIC pool from stock options exercised	67,000	3,000
Gain on redemption of short-term investment	-	(25,000)
Loss on disposal of assets	-	30,000
Changes in current assets and liabilities:
Accounts receivable	(5,833,000)	5,499,000
Inventory	(20,596,000)	3,442,000
Inventory unreturned	174,000	(442,000)
Prepaid expenses and other current assets	3,770,000	785,000
Other assets	(124,000)	(115,000)
Accounts payable and accrued liabilities	(3,787,000)	(434,000)
Customer finished goods returns accrual	(2,511,000)	(758,000)
Deferred core revenue	431,000	1,677,000
Long-term core inventory	(14,357,000)	(8,704,000)
Long-term core inventory deposits	(489,000)	(216,000)
Customer core returns accrual	4,861,000	-
Other liabilities	509,000	(380,000)
Net cash (used in) provided by operating activities	(45,234,000)	9,080,000
Cash flows from investing activities:
Purchase of plant and equipment	(678,000)	(540,000)
Purchase of businesses	-	(464,000)
Long-term note receivable	-	(1,894,000)
Change in short term investments	(21,000)	186,000
Net cash used in investing activities	(699,000)	(2,712,000)
Cash flows from financing activities:
Borrowings under revolving loan	106,694,000	30,700,000
Repayments under revolving loan	(70,990,000)	(30,700,000)
Proceeds from term loan	10,000,000	-
Repayments of term loan	(1,000,000)	(1,000,000)
Deferred financing costs	-	(16,000)
Payments on capital lease obligations	(300,000)	(786,000)
Exercise of stock options	257,000	69,000
Excess tax benefit from employee stock options exercised	213,000	44,000
Impact of tax benefit on APIC pool from stock options exercised	(67,000)	(3,000)
Repurchase of common stock, including fees	-	(89,000)
Proceeds from issuance of common stock	-	1,000
Net cash provided by (used in) financing activities	44,807,000	(1,780,000)
Effect of exchange rate changes on cash	(154,000)	17,000
Net (decrease) increase in cash	(1,280,000)	4,605,000
Cash — Beginning of period	2,477,000	1,210,000
Cash — End of period	$1,197,000	$5,815,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$3,307,000	$3,288,000
Income taxes, net of refunds	1,544,000	3,487,000
Non-cash investing and financing activities:
Common stock issued in business acquisition	$4,946,000	$-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2011
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 13, 2011.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011. The accompanying consolidated financial statements include the financial position and results of operations and the effects of the provisional estimates of fair value of the acquired company from the date of acquisition (see Note 2).

Certain prior period amounts have been reclassified to conform to the current period presentation.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture, produce and distribute automobile parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada and to major automobile manufacturers.

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

In May 2011, pursuant to a purchase agreement (the “Purchase Agreement”) with FAPL Holdings Inc. (“Holdings”), the parent company of Fenwick Automotive Products Limited (“FAPL”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts, and certain other individuals, the Company acquired all of the outstanding equity of Holding’s subsidiaries. This transaction provides the Company opportunities to expand beyond its existing product lines of alternators and starters and further enhance its market presence in North America. As a result of this acquisition, the Company now manufactures, remanufactures and distributes new and remanufactured aftermarket auto parts through its newly acquired subsidiaries, including steering components, brake calipers, master cylinders, hub assembly and bearings, clutches and clutch hydraulics for the full range of passenger and truck vehicles. The remanufactured products are sold under the Fenco™ brand name and new products are sold under the Dynapak® brand name.

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reassessed and revised its segment reporting, as a result of this acquisition. The Company now reflects two reportable segments, rotating electrical and under-the-car product line, based on the way the Company manages, evaluates and internally reports its business activities. Prior to this acquisition, the Company operated in one reportable segment, rotating electrical.

In July 2011, the Company established a wholly owned Chinese subsidiary to, among other things, provide certain purchasing and logistics services to the Company in China.

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

The estimated fair value of Fenco tangible and intangible assets acquired and liabilities assumed are based on provisional estimates and assumptions. These provisional estimates and assumptions could change significantly during the purchase price measurement period, as the valuations of the net tangible assets and intangible assets are finalized.  In accordance with ASC 805, during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The measurement period ends as soon as the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. However, the measurement period shall not exceed one year from the acquisition date. Any change could result in material variances between the Company’s future financial results and the amounts presented below, including variances in fair values recorded. The Company made preliminary estimates of fair value in its first quarter ended June 30, 2011 based on its best estimates using information that it obtained as of the reporting date. Based on new information available about facts and circumstances that existed as of the acquisition date, the Company has further adjusted the recognition of certain assets and liabilities as of that date. The preliminary estimate of assets acquired and the liabilities assumed in connection with the acquisition, reclassification adjustments, exchange related adjustments, and the subsequent change in valuation estimates made in the second quarter are presented in the following table. These second quarter adjustments to the provisional amounts previously recorded were made retrospectively to the acquisition date and included adjustments to some of its valuation estimates related primarily to inventory, including long-term core inventory, inventory reserves, accounts receivable reserves, and the customer core returns accrual. In addition, the functional currency of the acquired company was determined to be the US dollar as of the acquisition date on May 6, 2011.

	US$
Consideration
Stock issued (1)	$4,946,000
Total	$4,946,000
	Provisional Estimated Fair Value	Reclassification Adjustments	Subsequent Change in Valuation Estimates	Exchange Related Adjustments	Revised Provisional Estimated Fair Value	Estimated Useful Life
Accounts receivable, net of allowances	$24,729,000		$(738,000)	$96,000	$24,087,000
Inventory	84,117,000	(17,514,000)	(1,375,000)	6,000	65,234,000
Long-term core inventory	79,163,000	17,514,000	(2,460,000)		94,217,000
Inventory unreturned	8,631,000				8,631,000
Prepaid expenses	2,356,000			(24,000)	2,332,000
Trademarks	19,663,000				19,663,000	20 years
Customer contracts	21,531,000				21,531,000	10 years
Non-compete agreements	84,000				84,000	2 years
Plant and equipment, net	6,643,000			(402,000)	6,241,000
Revolving loan	(49,458,000)			(86,000)	(49,544,000)
Accounts payable and accrued liabilities	(96,778,000)	1,462,000	(1,600,000)	(156,000)	(97,072,000)
Customer core returns accrual (2)	(76,707,000)		(25,831,000)		(102,538,000)
Income taxes payable	(223,000)				(223,000)
Customer finished goods returns accrual	(16,857,000)	(1,462,000)	(333,000)		(18,652,000)
Capital lease obligations	(417,000)				(417,000)
Debenture loan - due to registrant	(4,891,000)			(32,000)	(4,923,000)
Term loan	(1,042,000)				(1,042,000)
Fair value of net assets acquired	544,000	-	(32,337,000)	(598,000)	(32,391,000)
Goodwill on acquisition	$4,402,000	$-	$32,337,000	$598,000	$37,337,000

(1)	Based on the Company’s May 5, 2011, closing common stock price of $13.74 per share.

(2)
The estimated fair value of the customer core return liabilities assumed by the Company in connection with the acquisition is included in customer core returns accrual in the accompanying balance sheet at September 30, 2011. The change to original estimates was due to additional third party confirmation of such liabilities for customers holding unreturned cores. The additional confirmations identified actual product net pricing which is the basis for return credits and inventory turn rates with specific customers, which resulted in a higher estimate of the fair value of customer core return liabilities than had previously been estimated.  The Company classifies the portion of core liability related to the core inventory purchased and on the shelves of its customers as long-term liabilities. Upon the sale of a remanufactured core a core liability is created to record the obligation to provide the Company’s customer with a credit upon the return of a like core by the customer.  Since the return of a core is based on the sale of a remanufactured automobile part to an end user of the Company’s customer, the offset to this core liability generated by its return to the Company by its customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term. The amount the Company has classified as long term is the portion that management projects will remain outstanding for an uninterrupted period extending one year from the balance sheet date.

As a result of the revised provisional estimated fair value, the excess of the purchase price over the fair value of the net assets acquired of $37,337,000 was recorded as goodwill on acquisition in the accompanying consolidated balance sheet as of May 6, 2011. The changes in estimated fair value were primarily the result of revisions to the valuation of inventory, including long-term core inventory, the customer core returns accrual, and the further assessment of cores on hand at the date of acquisition.

The above estimates of fair value are still provisional as of September 30, 2011 primarily in the areas of inventory, including long-term core inventory, the customer core returns accrual, and intangible assets. The Company continues to review information as to estimated fair value and quantities.

The unaudited pro forma financial information presented below assumes the acquisition had occurred on April 1, 2011 and 2010, respectively. The unaudited pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The following historical financial information has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition, (ii) factually supportable, and (iii) with respect to statements of operations, expected to have a continuing impact on the combined results, including the amortization of the fair value of the identifiable intangible assets and the cost of goods sold impact related to the fair value step-up of inventory acquired. The unaudited pro forma information does not reflect any operating efficiencies, associated cost savings or additional costs that the Company may achieve with respect to the combined companies.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Net sales	$107,616,000	$101,059,000	$204,660,000	$189,280,000
Operating (loss) income	(406,000)	8,942,000	(4,601,000)	11,906,000
(Loss) income before income tax expense	(3,795,000)	4,835,000	(10,697,000)	3,888,000
Net (loss) income	(5,591,000)	2,523,000	(14,542,000)	283,000
Basic net (loss) income per share	$(0.45)	$0.20	$(1.18)	$0.02
Diluted net (loss) income per share	$(0.45)	$0.20	$(1.18)	$0.02

3. Intangible Assets

The following is a summary of the Company’s intangible assets subject to amortization at September 30, 2011 and March 31, 2011.

		September 30, 2011		March 31, 2011
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	20 years	$20,216,000	$635,000	$553,000	$189,000
Customer relationships	10 years	27,995,000	2,669,000	6,464,000	1,447,000
Non-compete agreements	3 years	341,000	151,000	257,000	108,000
Total	13 years	$48,552,000	$3,455,000	$7,274,000	$1,744,000

Amortization expense for acquired intangible assets for the three and six months ended September 30, 2011 and 2010 is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010

Amortization expense	$987,000	$193,000	$1,711,000	$387,000

The aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2012 - remaining 6 months	$1,976,000
2013	3,952,000
2014	3,878,000
2015	3,807,000
2016	3,485,000
Thereafter	27,999,000
Total	$45,097,000

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

Accounts receivable — net is comprised of the following:

	September 30, 2011	March 31,2011
Accounts receivable — trade	$84,937,000	$33,066,000
Allowance for bad debts	(1,096,000)	(1,026,000)
Customer allowances earned	(18,346,000)	(6,644,000)
Customer payment discrepancies	(250,000)	(648,000)
Customer returns RGA issued	(7,806,000)	(3,719,000)
Customer core returns accruals	(22,028,000)	(10,394,000)
Less: total accounts receivable offset accounts	(49,526,000)	(22,431,000)
Total accounts receivable — net	$35,411,000	$10,635,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At September 30, 2011, the warranty return accrual of $1,842,000 was included under the customer returns RGA issued in the above table and the warranty estimate of $5,482,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period (1)	$(7,120,000)	$(3,594,000)	$(8,969,000)	$(3,445,000)
Charged to expense	11,633,000	10,254,000	22,508,000	19,219,000
Amounts processed	(11,429,000)	(10,873,000)	(24,153,000)	(19,689,000)
Balance at end of period	$(7,324,000)	$(2,975,000)	$(7,324,000)	$(2,975,000)

1)	Includes $5,204,000 of estimated warranty return accrual established in the opening balance sheet in connection with the Company’s May 6, 2011 acquisition.

5. Inventory

Inventory is comprised of the following:

	September 30, 2011	March 31, 2011
Non-core inventory
Raw materials	$39,995,000	$11,805,000
Work-in-process	145,000	104,000
Finished goods	83,412,000	19,579,000
	123,552,000	31,488,000
Less allowance for excess and obsolete inventory	(7,311,000)	(1,755,000)
Total	$116,241,000	$29,733,000
Inventory unreturned	$13,489,000	$5,031,000
Long-term core inventory
Used cores held at the Company's facilities	$47,295,000	$22,112,000
Used cores expected to be returned by customers	4,212,000	3,467,000
Remanufactured cores held in finished goods	31,708,000	13,994,000
Remanufactured cores held at customers' locations	110,411,000	41,829,000
	193,626,000	81,402,000
Less allowance for excess and obsolete inventory	(5,475,000)	(844,000)
Total	$188,151,000	$80,558,000
Long-term core inventory deposit	$26,473,000	$25,984,000

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Customer A	43%	48%	40%	48%
Customer B	7%	21%	8%	19%
Customer C	4%	6%	4%	8%
Customer D	15%	4%	13%	4%

Accounts receivable - trade	September 30, 2011	March 31, 2011
Customer A	30%	26%
Customer B	10%	13%
Customer C	8%	17%
Customer D	14%	2%

The Company’s largest suppliers accounted for the following total percentage of raw materials purchases:

	Three Months Ended September 30,		Six Months Ended September 30,
Significant supplier purchases	2011	2010	2011	2010
Supplier A	2%	15%	3%	18%
Supplier B	11%	-	13%	-

7. Debt

The Company has two outstanding credit agreements as described below.

Parent Company Credit Agreement

The Company’s revolving credit and term loan agreement, as amended, (the “ Old Parent Company Credit Agreement”), with Union Bank, N.A. and Branch Banking & Trust Company, allowed the Company to borrow up to a total of $60,000,000 (the “Old Parent Company Credit Facility”). The Old Parent Company Credit Facility was comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. The Company was able to borrow on a revolving basis up to an amount equal to $50,000,000 minus all outstanding letter of credit obligations (the “Old Parent Company Revolving Loan”). The term loan was in the principal amount of $10,000,000 (the “Old Parent Company Term Loan”).

The Old Parent Company Term Loan was scheduled to mature in October 2014 and required principal payments of $500,000 on a quarterly basis. The Old Parent Company Revolving Loan was scheduled to expire in October 2012 and provided the Company the option to request up to two one-year extensions.

The balance outstanding under the Old Parent Company Revolving Loan was $37,500,000 at September 30, 2011. There was no outstanding balance on the Old Parent Company Revolving Loan at March 31, 2011. The Company had reserved $1,126,000 of the Old Parent Company Revolving Loan for standby letters of credit for workers’ compensation insurance and $4,731,000 for commercial letters of credit as of September 30, 2011. As of September 30, 2011, $6,643,000 was available under the Old Parent Company Revolving Loan.

In January 2012, the Company replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “New Parent Company Loans”). The New Parent Company Loans consists of: (i) term loans aggregating $75,000,000 (the “New Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “New Parent Company Revolving Loans,”). The lenders hold a security interest in substantially all of the assets of the Company’s rotating electrical segment.

A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility and the Old Parent Company Credit Agreement was terminated.

Fenco Credit Agreement

In connection with the acquisition of Fenco, the Company’s now wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory. At September 30, 2011, approximately $2,581,000 was available under the Fenco Revolving Facility.

As of September 30, 2011, $47,748,000 of the Fenco Revolving Facility was outstanding, $712,000 was reserved for standby commercial letters of credit and $372,000 was reserved for certain expenses. In addition, $1,000,000 of this Fenco Revolving Facility was reserved for Canadian operations use. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment.

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

The Company has classified the Fenco Revolving Facility as long term as of September 30, 2011 as the Company has the ability and intent to hold the balance outstanding for an uninterrupted period extending beyond one year from the balance sheet date. The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of September 30, 2011, the Fenco Borrowers were not in compliance with the minimum EBITDA covenant and the requirement to submit the most recent interim financial statements within time frames specified by the Fenco Credit Agreement. On March 5, 2012, the Fenco Borrowers obtained a waiver for non-compliance with these covenants which also extended the delivery date to submit the December 31, 2011 financial statements to March 31, 2012.

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

The following is a summary of the Company’s accounts receivable discount programs:

	Six Months Ended September 30,
	2011	2010

Receivables discounted	$133,222,000	$70,950,000
Weighted average days	312	325
Annualized weighted average discount rate	2.9%	4.5%
Amount of discount as interest expense	$3,363,000	$2,855,000

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

The following presents a reconciliation of basic and diluted net (loss) income per share.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(5,591,000)	$3,501,000	$(11,898,000)	$6,021,000
Basic shares	12,451,600	12,038,636	12,367,030	12,043,818
Effect of dilutive stock options and warrants	-	163,871	-	176,439
Diluted shares	12,451,600	12,202,507	12,367,030	12,220,257
Net (loss) income per share:
Basic	$(0.45)	$0.29	$(0.96)	$0.50
Diluted	$(0.45)	$0.29	$(0.96)	$0.49

The effect of dilutive options and warrants excludes 1,506,534 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the three and six months ended September 30, 2011— all of which were anti-dilutive. The effect of dilutive options and warrants excludes 1,144,984 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $7.27 to $15.00 per share for the three and six months ended September 30, 2010, respectively — all of which were anti-dilutive.

10. Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive (loss) income consists of net (loss) income, unrealized (loss) gain on short-term investments and foreign currency translation adjustments.

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(5,591,000)	$3,501,000	$(11,898,000)	$6,021,000
Unrealized (loss) gain on short-term investments	(26,000)	13,000	(26,000)	(14,000)
Foreign currency translation	(731,000)	428,000	(446,000)	459,000
Comprehensive net (loss) income	$(6,348,000)	$3,942,000	$(12,370,000)	$6,466,000

11. Income Taxes

The Company recorded income tax expenses for the six months ended September 30, 2011. This is primarily due to not recognizing income tax benefits related to the net losses of the Fenco operations for the six months ended September 30, 2011 due primarily to the recoverability of these tax benefits not being deemed by the Company to be more likely than not to be realized. For the six months ended September 30, 2011, the Company recorded $123,000 of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

The income tax expenses reflect income tax rates of 38.7%, which are higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, the Company’s income tax rates for the six months ended September 30, 2011 were impacted by an additional 1.4% in the period due to certain non-deductible transaction costs incurred in connection with the Company’s acquisition of Fenco.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $16,230,000 and $9,356,000 at September 30, 2011 and March 31, 2011, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange U.S. dollars for foreign currencies. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Loss (Gain) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Instruments	2011	2010	2011	2010

Forward foreign currency exchange contracts	$1,799,000	$(139,000)	$1,887,000	$332,000

The fair value of the forward foreign currency exchange contracts of $1,532,000 is included in other current liabilities in the consolidated balance sheet at September 30, 2011. The fair value of the forward foreign currency exchange contracts of $355,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at March 31, 2011.

13. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of September 30, 2011 and March 31, 2011:

	September 30, 2011				March 31, 2011
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$281,000	$281,000	-	-	$304,000	$304,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	355,000	-	$355,000	-

Liabilities
Other current liabilities
Deferred compensation	281,000	281,000	-	-	304,000	304,000	-	-
Forward foreign currency exchange contracts	1,532,000	-	$1,532,000	-	-	-	-	-

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended September 30, 2011 and 2010, a loss of $1,799,000 and a gain of $139,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the six months ended September 30, 2011 and 2010, a loss of $1,887,000 and $332,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

During the three and six months ended September 30, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

14. Segment Information

On May 6, 2011, the Company acquired Fenco. As a result of this acquisition, the Company reassessed and revised its segment reporting to reflect two reportable segments, the rotating electrical segment and the under-the-car product line segment, based on the way the Company manages, evaluates and internally reports its business activities. Prior to this acquisition, the Company operated only in the rotating electrical segment.

The rotating electrical segment is comprised of the Company’s alternator and starter business. This segment remanufactures, produces, and distributes alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These replacement parts are sold for use on vehicles after initial vehicle purchase.

The under-the-car product line segment manufactures, remanufactures and distributes new and remanufactured aftermarket auto parts, including steering components, brake calipers, master cylinders, hub assembly and bearings, clutches and clutch hydraulics for the full range of passenger and truck vehicles.

The Company’s products are sold to automotive retail chain stores, warehouse distributors, and to major automobile manufacturers throughout North America.

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

The results of operations of Fenco have been included from the date of acquisition on May 6, 2011. Financial information relating to the Company’s reportable segments is as follows:

	Three months ended September 30, 2011
Selected income statement data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net sales to external customers	$45,737,000	$61,879,000	$-	$107,616,000
Intersegment revenue, net of cost	836,000	-	(836,000)	-
Gross profit (loss)	15,091,000	(45,000)	226,000	15,272,000
Operating income (loss)	5,480,000	(6,112,000)	226,000	(406,000)
Net income (loss)	3,026,000	(8,843,000)	226,000	(5,591,000)

	Three months ended September 30, 2010
Selected income statement data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net sales to external customers	$40,977,000	$-	$-	$40,977,000
Gross profit	12,682,000	-	-	12,682,000
Operating income	7,514,000	-	-	7,514,000
Net income	3,501,000	-	-	3,501,000

	Six months ended September 30, 2011
Selected income statement data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net sales to external customers	$84,753,000	$93,373,000	$-	$178,126,000
Intersegment revenue, net of cost	1,612,000	-	(1,612,000)	-
Gross profit.	27,847,000	(3,247,000)	-	24,600,000
Operating income (loss)	10,272,000	(13,229,000)	-	(2,957,000)
Net income (loss)	5,252,000	(17,150,000)	-	(11,898,000)

	Six months ended September 30, 2010
Selected income statement data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net sales to external customers	$77,211,000	$-	$-	$77,211,000
Gross profit	24,227,000	-	-	24,227,000
Operating income	12,929,000	-	-	12,929,000
Net income	6,021,000	-	-	6,021,000

	September 30, 2011
Selected balance sheet data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Current assets	$87,991,000	$114,680,000	$(25,574,000)	$177,097,000
Non-current assets	164,422,000	182,097,000	(30,813,000)	315,706,000
Total assets	$252,413,000	$296,777,000	$(56,387,000)	$492,803,000
Current liabilities	$110,350,000	$117,350,000	$(25,558,000)	$202,142,000
Non-current liabilities	14,646,000	191,630,000	(25,866,000)	180,410,000
Total liabilities	124,996,000	308,980,000	(51,424,000)	382,552,000
Equity (deficit)	127,417,000	(12,203,000)	(4,963,000)	110,251,000
Total liabilities and equity	$252,413,000	$296,777,000	$(56,387,000)	$492,803,000

	March 31, 2011
Selected balance sheet data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Current assets	$60,137,000	$-	$-	$60,137,000
Non-current assets	131,728,000	-	-	131,728,000
Total assets	$191,865,000	$-	$-	$191,865,000
Current liabilities	$58,742,000	$-	$-	$58,742,000
Non-current liabilities	15,946,000	-	-	15,946,000
Total liabilities	74,688,000	-	-	74,688,000
Equity	117,177,000	-	-	117,177,000
Total liabilities and equity	$191,865,000	$-	$-	$191,865,000

	Six months ended September 30, 2011
Selected cash flow data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,076,000	$(49,310,000)	$-	$(45,234,000)
Net cash used in investing activities	(625,000)	(74,000)	-	(699,000)
Net cash provided by financing activities	36,708,000	8,099,000		44,807,000
Effect of exchange rate changes on cash	(154,000)	-		(154,000)
Cash — Beginning of period	2,477,000	-		2,477,000
Cash — End of period	857,000	340,000	-	1,197,000
Additional selected financial data
Depreciation and amortization	$1,777,000	$2,619,000	$-	$4,396,000
Capital expenditures	604,000	74,000	-	678,000

	Six months ended September 30, 2010
Selected cash flow data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
Net cash provided by operating activities.	$9,080,000	$-	$-	$9,080,000
Net cash used in investing activities	(2,712,000)	-	-	(2,712,000)
Net cash used in financing activities	(1,780,000)	-	-	(1,780,000)
Effect of exchange rate changes on cash	17,000	-	-	17,000
Cash — Beginning of period	1,210,000	-	-	1,210,000
Cash — End of period	5,815,000	-	-	5,815,000
Additional selected financial data
Depreciation and amortization	$1,962,000	$-	$-	$1,962,000
Capital expenditures	540,000	-	-	540,000

15. Impact on Previously Issued Financial Statements of Changes in Provisional Estimates of Fair Value

On May 6, 2011, the Company acquired Fenco. The Company made preliminary estimates of fair value in its first quarter ended June 30, 2011 based on its best estimates using information that it obtained as of the reporting date. Based on new information available about facts and circumstances that existed as of the acquisition date, the Company has further adjusted the recognition of certain assets and liabilities as of that date. These second quarter adjustments to the provisional amounts previously recorded were made retrospectively to the acquisition date and adjustments were primarily related to valuation of inventory, including long-term core inventory, inventory reserves, accounts receivable reserves, and the customer core returns accrual.

The consolidated results of operations for the three months ended June 30, 2011 as previously reported, the retrospective impact of the above adjustments, and the restated consolidated results of operations for the three months ended June 30, 2011 are presented in the table below:

	Three Months Ended June 30, 2011 (Unaudited)
	As Previously Reported	Adjustments		As Restated

Net sales	$71,262,000	$(752,000)	(1)	$70,510,000
Cost of goods sold	58,136,000	3,046,000	(2)	61,182,000
Gross profit	13,126,000	(3,798,000)		9,328,000
Operating expenses:
General and administrative	8,510,000	96,000		8,606,000
Sales and marketing	2,398,000	55,000		2,453,000
Research and development	416,000	-		416,000
Acquisition costs	404,000	-		404,000
Total operating expenses	11,728,000	151,000		11,879,000
Operating income	1,398,000	(3,949,000)		(2,551,000)
Interest expense	1,932,000	(18,000)		1,914,000
Loss before income tax expense	(534,000)	(3,931,000)		(4,465,000)
Income tax expense	1,842,000	-		1,842,000
Net loss	$(2,376,000)	$(3,931,000)		$(6,307,000)
Basic net loss per share.	$(0.19)			$(0.51)
Diluted net loss per share	$(0.19)			$(0.51)
Weighted average number of shares outstanding:
Basic	12,281,530			12,281,530
Diluted	12,281,530			12,281,530

1)
Represents the amounts of certain customer allowances and warranty accruals which were previously recorded in net sales during the first quarter ended June 30, 2011 that have now been recorded in the revised provisional estimates of fair value as of the acquisition date.

2)
Primarily due to the revised fair value of the May 6, 2011 finished good inventory to include all the appropriate core material, labor, and overhead costs per unit which increased the cost of goods sold recorded during the first quarter ended June 30, 2011 from what was previously recorded.

The consolidated balance sheet as of June 30, 2011 as previously reported, the retrospective impact of the above adjustments, and the restated consolidated balance sheet as of June 30, 2011 are presented in the table below:

	June 30, 2011 (Unaudited)
	As Previously Reported	Reclassification Adjustments	Change in Openning Valuation Estimates	Impact ofChange in Opening Valuation Estimates (1)	Foreign Currency Adjustments	As Restated
ASSETS
Current assets:
Cash	$1,275,000	$-	$-	$-	$-	$1,275,000
Short-term investments	311,000	-	-	-	-	311,000
Accounts receivable — net	34,963,000	10,277,000	(738,000)	(15,585,000)	-	28,917,000
Inventory— net	108,540,000	-	(1,375,000)	(268,000)	-	106,897,000
Inventory unreturned	12,149,000	-	-	108,000	-	12,257,000
Deferred income taxes	5,715,000	-	-	-	-	5,715,000
Prepaid expenses and other current assets	5,216,000	-	-	137,000	-	5,353,000
Total current assets	168,169,000	10,277,000	(2,113,000)	(15,608,000)	-	160,725,000
Plant and equipment — net	17,149,000	-	-	10,000	-	17,159,000
Long-term core inventory — net	184,138,000	-	(2,460,000)	(4,339,000)	-	177,339,000
Long-term core inventory deposit	26,248,000	-	-	-	-	26,248,000
Long-term deferred income taxes	1,368,000	-	-	-	-	1,368,000
Goodwill	4,214,000	-	32,337,000	-	786,000	37,337,000
Intangible assets — net	45,983,000	-	-	(2,000)	103,000	46,084,000
Other assets	1,839,000	-	-	-	-	1,839,000
TOTAL ASSETS	$449,108,000	$10,277,000	$27,764,000	$(19,939,000)	$889,000	$468,099,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$99,620,000	$-	$1,600,000	$(2,497,000)	$-	$98,723,000
Accrued liabilities	110,504,000	(76,516,000)	-	772,000	-	34,760,000
Customer finished goods returns accrual	24,533,000	-	333,000	327,000	-	25,193,000
Revolving loan	18,500,000	-	-	-	-	18,500,000
Other current liabilities	774,000	-	-	140,000	-	914,000
Current portion of term loan	2,000,000	-	-	-	-	2,000,000
Current portion of capital lease obligations	749,000	-	-	-	-	749,000
Total current liabilities	256,680,000	(76,516,000)	1,933,000	(1,258,000)	-	180,839,000
Term loan, less current portion	15,000,000	-	-	-	-	15,000,000
Revolving loan	47,630,000	-	-	-	-	47,630,000
Deferred core revenue	8,930,000	-	-	-	-	8,930,000
Customer core returns accrual (see Note 2)	-	86,793,000	25,831,000	(15,145,000)		97,479,000
Other liabilities	1,690,000	-	-	2,000	-	1,692,000
Capital lease obligations, less current portion	372,000	-	-	-	-	372,000
Total liabilities	330,302,000	10,277,000	27,764,000	(16,401,000)	-	351,942,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-	-	-	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-	-	-	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,441,971 and 12,078,271 shares issued; 12,499,421 and 12,427,571 outstanding at June 30, 2011 and March 31, 2011, respectively	124,000	-	-	-	-	124,000
Treasury stock, at cost, 14,400 shares of common stock at June 30, 2011 and March 31, 2011, respectively	(89,000)	-	-	-	-	(89,000)
Additional paid-in capital.	98,139,000	-	-	-	-	98,139,000
Additional paid-in capital-warrant	1,879,000	-	-	-	-	1,879,000
Accumulated other comprehensive loss	(1,346,000)	-	-	393,000	889,000	(64,000)
Retained earnings	20,099,000	-	-	(3,931,000)	-	16,168,000
Total shareholders' equity	118,806,000	-	-	(3,538,000)	889,000	116,157,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$449,108,000	$10,277,000	$27,764,000	$(19,939,000)	$889,000	$468,099,000

1)	Represents the impact of the change in the opening valuation estimates on the previously reported consolidated balance sheet at June 30, 2011.

The condensed consolidated statement of cash flows for the three months ended June 30, 2011 as previously reported, the retrospective impact of the above adjustments, and the restated condensed consolidated statement of cash flows for the three months ended June 30, 2011 are presented in the table below:

	Three Months Ended June 30, 2011 (Unaudited)
	As Previously Reported	Adjustments	As Restated

Net loss	$(2,376,000)	$(3,931,000)	$(6,307,000)
Net cash used in operating activities	(26,404,000)	(433,000)	(26,837,000)
Net cash used in investing activities	(365,000)	-	(365,000)
Net cash provided by financing activities	25,604,000	385,000	25,989,000

16. Subsequent Events

New Parent Company Financing Agreement

In January 2012, the Company replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “New Parent Company Loans”). The New Parent Company Loans consists of: (i) term loans aggregating $75,000,000 (the “New Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “New Parent Company Revolving Loans,”). The lenders hold a security interest in substantially all of the assets of the Company’s rotating electrical segment.

The New Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 through July 1, 2013, and quarterly principal payments of $1,000,000 beginning on October 1, 2013. The New Parent Company Loans mature on January 17, 2017.

The New Parent Company Loans bear interest, at the reference rate, plus an applicable margin, or at the Eurodollar rate, plus an applicable per annum margin, as selected by the Company. The applicable per annum margins for the New Revolving Loans are 2.5% for reference rate loans and 3.0% for Eurodollar rate loans. The applicable per annum margins for the New Term Loans are 7.0% for reference rate loans and 8.0% for Eurodollar rate loans. Additionally, the Company is subject to a 0.5% per annum fee on the unused portions of the New Revolving Loans.

The New Parent Company Loans, among other things, require the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and a minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”).

A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility, and the Old Parent Company Credit Agreement was terminated.

Discontinued Product Line

In December 2011, the Company announced the discontinuation of the constant velocity (“CV”) axle product line and the shut-down of its related facility located in Bedford, New Hampshire. The Company recorded net sales and gross profit (loss) of $3,327,000 and ($1,816,000), respectively, in the six months ended September 30, 2011 in connection with this product line.

17. New Accounting Pronouncements

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

Testing Goodwill for Impairment

In September 2011, the FASB issued an amendment which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance on April 1, 2012 is not expected to have any impact on the Company’s consolidated financial position and the results of operations.

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

Management Overview

The after-market for automobile parts is divided into two markets. The first market is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a cheaper alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer.

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

Our products are distributed to both the DIY and DIFM markets and are distributed predominantly throughout North America. We sell our products to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their after-market programs and their warranty replacement programs (“OES”). Demand and replacement rates for after-market remanufactured automobile parts generally increase with the age of vehicles and increases in miles driven.

Historically, the largest share of our business was in the DIY market. While that is still the case, our DIFM business is now a major part of our business. In times of recession, we believe consumers are more apt to purchase replacement parts in the DIY market because of lower prices compared to the DIFM market. We believe the key driver for replacement parts sales is vehicle age.

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

As a result of this acquisition, we reassessed and revised our segment reporting to reflect two reportable segments, rotating electrical and under-the-car product line, based on the way we manage, evaluate and internally report our business activities. Prior to this acquisition, we operated in one reportable segment pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

In July 2011, we established indirect wholly owned Chinese subsidiary to, among other things, provide certain purchasing and logistics services to us in China.

Results of Operations for the Three Months Ended September 30, 2011 and 2010

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The acquisition of Fenco on May 6, 2011 has had a significant impact on the comparability of results as discussed below.

The following table summarizes certain key operating data by segment for the periods indicated:

Three months ended September 30,	Rotating Electrical	Under-the-Car Product Line	Consolidated
2011
Gross profit percentage	32.4%	(0.1)%	14.2%
Cash flow used in operations	$(762,000)	$(17,635,000)	$(18,397,000)
Finished goods turnover (annualized) (1)	5.7	3.8	4.2
Annualized return on equity (2)	-	-	(19.1)%

2010
Gross profit percentage	30.9%	-%	30.9%
Cash flow provided by operations	$9,013,000	$-	$9,013,000
Finished goods turnover (annualized) (1)	5.6	-	5.6
Annualized return on equity (2)	-	-	13.5%
____________
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

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the three months ended September 30, 2011 and 2010:

Three months ended September 30,	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated

2011
Net sales to external customers	$45,737,000	$61,879,000	$-	$107,616,000
Intersegment revenue, net of cost	836,000	-	(836,000)	-
Cost of goods sold	31,482,000	61,924,000	(1,062,000)	92,344,000
Gross profit (loss)	15,091,000	(45,000)	226,000	15,272,000
Cost of goods sold as a percentage of net sales	67.6%	100.1%	-	85.8%
Gross profit percentage	32.4%	-0.1%	-	14.2%

2010
Net sales	$40,977,000	$-	$-	$40,977,000
Cost of goods sold	28,295,000	-	-	28,295,000
Gross profit	12,682,000	-	-	12,682,000
Cost of goods sold as a percentage of net sales	69.1%	-	-	69.1%
Gross profit percentage	30.9%	-	-	30.9%

Net Sales. Our consolidated net sales for the three months ended September 30, 2011 increased by $66,639,000, or 162.6%, to $107,616,000 compared to net sales for the three months ended September 30, 2010 of $40,977,000. The increase in net sales was due primarily to (i) our May 6, 2011 acquisition of Fenco which resulted in additional net sales of $61,879,000 or 151.0%, and (ii) increase in net sales to customers of $4,760,000 or 11.6%, primarily to the existing customers in our rotating electrical segment.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of net sales increased during the three months ended September 30, 2011 to 85.8% from 69.1% for the three months ended September 30, 2010, resulting in a corresponding decrease in our gross profit percentage of 16.7% to 14.2% for the three months ended September 30, 2011 from 30.9% for the three months ended September 30, 2010. The gross profit percentage in our rotating electrical segment increased to 32.4% from 30.9% during the three months ended September 30, 2010 due primarily to lower per unit manufacturing costs.

The gross profit percentage in our under-the-car product line segment was (0.1%) for the three months ended September 30, 2011. In addition to the negative impact of lost sales due to our lower than expected customer service levels, we also incurred related contractual customer penalties of $896,000 resulting in an increase in cost of goods sold. Our gross profit was further impacted as follows:

•
In order to improve our quality and productivity levels, we replaced and trained a large number of personnel at Fenco’s facilities at Monterrey, Mexico. In conjunction with this, we increased production to meet product demand and to improve Fenco customer service levels at an approximate cost of $1,092,000

•
To expedite enhancing customer service levels, we made certain inventory purchases above our normal cost for $1,142,000 for inventory that was sold during the three months ended September 30, 2011, and we incurred increased inbound freight expenses of $285,000.

In addition, our gross profit in the three months ended September 30, 2011, was further impacted by (i) the negative contribution of $455,000 related to certain product lines we stopped selling and supporting in December 2011 and (ii) additional costs of approximately $500,000 that were incurred in connection with the modification of a product for a new customer program. In connection with the May 6, 2011 Fenco acquisition, $705,000 was charged to cost of goods sold related to the fair value step up of inventory acquired which was sold during the three months ended September 30, 2011. As of September 30, 2011, there was $840,000 of inventory fair value step-up value remaining to be expensed as the inventory is sold.

Operating Expenses

The following table summarizes operating expenses by segment for the three months ended September 30, 2011 and 2010:

Three months ended September 30,	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
2011
General and administrative	$7,004,000	$4,767,000	$-	$11,771,000
Sales and marketing	1,897,000	1,300,000	-	3,197,000
Research and development	401,000	-	-	401,000
Acquisition costs	309,000	-	-	309,000

Percent of net sales

General and administrative	15.3%	7.7%	-	10.9%
Sales and marketing	4.1%	2.1%	-	3.0%
Research and development	0.9%	-	-	0.4%
Acquisition costs	0.7%	-	-	0.3%

2010
General and administrative	$3,571,000	$-	$-	$3,571,000
Sales and marketing	1,201,000	-	-	1,201,000
Research and development	396,000	-	-	396,000
Acquisition costs	-	-	-	-

Percent of net sales

General and administrative	8.7%	-	-	8.7%
Sales and marketing	2.9%	-	-	2.9%
Research and development.	1.0%	-	-	1.0%
Acquisition costs	0.0%	-	-	0.0%

General and Administrative. Our consolidated general and administrative expenses for the three months ended September 30, 2011 were $11,771,000, which represents an increase of $8,200,000, or 229.6%, from general and administrative expenses for the three months ended September 30, 2010 of $3,571,000. The increase in general and administrative expenses for our rotating electrical business during the three months ended September 30, 2011 was primarily due to (i) a loss of $1,799,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a gain of $139,000 during the three months ended September 30, 2010, (ii) $848,000 of professional services and travel incurred in connection with our Fenco operations, and (iii) $415,000 of increased professional services and consulting fees.

General and administrative expenses for the under-the-car product line segment during the three months ended September 30, 2011 were $4,767,000, and were primarily attributable to (i) employee-related expenses, (ii) amortization of intangible assets, and (iii) professional services fees and other consulting fees, which were partly offset by foreign exchange gains recorded.

Sales and Marketing. Our consolidated sales and marketing expenses for the three months ended September 30, 2011 increased $1,996,000, or 166.2%, to $3,197,000 from $1,201,000 for the three months ended September 30, 2010. The increase of $696,000 for our rotating electrical business was due primarily to (i) the reversal of commission expenses during the prior year in connection with our acquisition of Reliance Automotive, Inc. as certain sales thresholds were not met, (ii) increased employee-related expenses, and (iii) increased travel incurred in connection with our Fenco operations.

Sales and marketing expenses for the under-the-car product line were $1,300,000 and primarily include (i) advertising expenses, (ii) employee-related expenses, (iii) sales commissions and agent fees, and (iv) travel expenses.

Research and Development. Our consolidated research and development expenses increased by $5,000, or 1.3%, to $401,000 for the three months ended September 30, 2011 from $396,000 for the three months ended September 30, 2010. The increase in research and development expenses was due primarily to an increase in travel at our rotating electrical segment as compared to the three months ended September 30, 2010.

Acquisition Costs. During the three months ended September 30, 2011, we incurred $309,000 of legal and professional fees in connection with the Fenco acquisition.

Interest Expense

Interest Expense. Interest expense incurred by our rotating electrical segment for the three months ended September 30, 2011 was $1,410,000. This represents a decrease of $291,000 compared to interest expense of $1,701,000 during the three months ended September 30, 2010. This decrease is primarily attributable to a lower balance of receivables being discounted under the receivable discount programs and lower discount rates on these balances, partly offset by an increase in interest expense on the Old Parent Company Revolving Loan due to higher average outstanding balances.

Interest expense incurred by our under-the-car product line segment was $1,979,000 during the three months ended September 30, 2011. This interest expense primarily represents the cost of receivables being discounted under the receivable discount programs and interest expense incurred on the average outstanding balances on our Fenco Revolving Facility and Fenco Term Loan.

Provision for Income Taxes

Income Tax. Income tax expenses for the three months ended September 30, 2011 reflect income tax rates higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

In addition, any potential future income tax benefits associated with the net loss we incurred from Fenco operations for the three months ended September 30, 2011, was not recognized due primarily to our assessment of the recoverability of these tax benefits. We have provided a valuation allowance against these net operating loss carryforwards as we determined that it is not more likely than not that the deferred asset will be realized. For the three months ended September 30, 2011, we recorded $76,000 of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

Results of Operations for the Six Months Ended September 30, 2011 and 2010

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The acquisition of Fenco on May 6, 2011 has had a significant impact on the comparability of results as discussed below.

The following table summarizes certain key operating data by segment for the periods indicated:

Six months ended September 30,	Rotating Electrical	Under-the-Car Product Line	Consolidated
2011
Gross profit percentage	32.2%	(3.5)%	13.8%
Cash flow provided by (used in) operations	$4,076,000	$(49,310,000)	$(45,234,000)
Finished goods turnover (annualized) (1)	5.8	4.0	6.0
Annualized return on equity (2)	-	-	(20.3)%

2010
Gross profit percentage	31.4%	-%	31.4%
Cash flow provided by operations	$9,080,000	$-	$9,080,000
Finished goods turnover (annualized) (1)	5.1	-	5.1
Annualized return on equity (2)	-	-	11.6%
 ____________
(1)
Annualized finished goods turnover for the rotating electrical segment for the six months ended September 30, 2011 and 2010 is calculated by multiplying segment cost of sales for each six month period by 2 and dividing the result by the average between beginning and ending segment non-core finished goods inventory values for each six month period. Annualized finished goods turnover for the under-the-car product line segment for the period subsequent to the acquisition of Fenco is calculated by multiplying segment cost of sales for the period by 2.4 and dividing the result by the average between beginning and ending segment non-core finished goods inventory values for the period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)
Annualized return on equity is computed as net income for the period multiplied by 2 and dividing the result by beginning shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the six months ended September 30, 2011 and 2010:

Six months ended September 30,	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
2011
Net sales to external customers	$84,753,000	$93,373,000	$-	$178,126,000
Intersegment revenue, net of cost	1,612,000	-	(1,612,000)	-
Cost of goods sold	58,518,000	96,620,000	(1,612,000)	153,526,000
Gross profit	27,847,000	(3,247,000)	-	24,600,000
Cost of goods sold as a percentage of net sales…	67.8%	103.5%	-	86.2%
Gross profit percentage	32.2%	-3.5%	-	13.8%

2010
Net sales.	$77,211,000	$-	$-	$77,211,000
Cost of goods sold	52,984,000	-	-	52,984,000
Gross profit	24,227,000	-	-	24,227,000
Cost of goods sold as a percentage of net sales	68.6%	-	-	68.6%
Gross profit percentage	31.4%	-	-	31.4%

Net Sales. Our consolidated net sales for the six months ended September 30, 2011 increased by $100,915,000, or 130.7%, to $178,126,000 compared to net sales for the six months ended September 30, 2010 of $77,211,000. The increase in net sales was due primarily to (i) our May 6, 2011 acquisition of Fenco which resulted in additional net sales of $93,373,000 or 120.9%, and (ii) an increase in sales to customers of $7,542,000 or 9.8%, primarily to the existing customers in our rotating electrical segment.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of net sales increased during the six months ended September 30, 2011 to 86.2% from 68.6% for the six months ended September 30, 2010, resulting in a corresponding decrease in our gross profit percentage of 17.6% to 13.8% for the six months ended September 30, 2011 from 31.4% for the six months ended September 30, 2010. The gross profit percentage in our rotating electrical segment increased to 32.2% from 31.4% during the six months ended September 30, 2011 due primarily to lower per unit manufacturing costs.

The gross profit percentage in our under-the-car product line segment was (3.5%) for the six months ended September 30, 2011. In addition to the negative impact of lost sales due to our lower than expected customer service levels, we also incurred related contractual customer penalties of $1,032,000 resulting in an increase in cost of goods sold. Our gross profit was further impacted as follows:

•
In order to improve our quality and productivity levels, we replaced and trained a large number of personnel at Fenco’s facilities at Monterrey, Mexico. In conjunction with this, we increased production to meet product demand and to improve Fenco customer service levels at an approximate cost of $1,911,000

•
To expedite enhancing customer service levels, we made certain inventory purchases above our normal cost for $1,249,000 for inventory that was sold during the six months ended September 30, 2011, and we incurred increased inbound freight expenses of $366,000

In addition, our gross profit in the six months ended September 30, 2011, was further impacted by (i) losses of approximately $1,816,000 resulting from the negative contribution from the CV axle product line which we do not plan to continue to sell or support in the future, (ii) negative margin of $874,000 related to certain product lines we stopped selling and supporting in December 2011, and (iii) additional costs of approximately $559,000 that were incurred in connection with the modification of a product for a new customer program. In connection with the May 6, 2011 Fenco acquisition, $3,407,000 was charged to cost of goods sold related to the fair value step up of inventory acquired which was sold during the six months ended September 30, 2011. As of September 30, 2011, there was $840,000 of inventory fair value step-up value remaining to be expensed as the inventory is sold.

Excluding the impact of the above items related to the under-the-car product line segment, the gross profit margin in the six months ended September 30, 2011, would have been approximately 10.0%. We anticipate that the gross profit margin will be further improved after implementing the cost savings initiatives for production, warehousing, and distribution.

Operating Expenses

The following table summarizes operating expenses by segment for the six months ended September 30, 2011 and 2010:

Six months ended September 30,	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated
2011
General and administrative	$12,314,000	$8,063,000	$-	$20,377,000
Sales and marketing	3,731,000	1,919,000	-	5,650,000
Research and development	817,000	-	-	817,000
Acquisition costs	713,000	-	-	713,000

Percent of net sales

General and administrative	14.5%	8.6%	-	11.4%
Sales and marketing	4.4%	2.1%	-	3.2%
Research and development	1.0%	-	-	0.5%
Acquisition costs	0.8%	-	-	0.4%

2010
General and administrative	$7,595,000	$-	$-	$7,595,000
Sales and marketing	2,941,000	-	-	2,941,000
Research and development	762,000	-	-	762,000
Acquisition costs	-	-	-	-

Percent of net sales

General and administrative	9.8%	-	-	9.8%
Sales and marketing	3.8%	-	-	3.8%
Research and development	1.0%	-	-	1.0%
Acquisition costs	0.0%	-	-	0.0%

General and Administrative. Our consolidated general and administrative expenses for the six months ended September 30, 2011 were $20,377,000, which represents an increase of $12,782,000, or 168.3%, from general and administrative expenses for the six months ended September 30, 2010 of $7,595,000. The increase in general and administrative expenses for our rotating electrical business during the six months ended September 30, 2011 was primarily due to (i) a loss of $1,887,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a loss of $332,000 recorded during the six months ended September 30, 2010, (ii) $1,156,000 of professional services and travel incurred in connection with our Fenco operations, (iii) $780,000 of incentive payments made to certain employees in connection with our Fenco acquisition, (iv) $575,000 of increased professional services, and (v) $262,000 of decreased amortization of deferred gain on sale-leaseback.

General and administrative expenses for the under-the-car product line segment during the six months ended September 30, 2011 were $8,063,000, and were primarily attributable to (i) employee-related expenses, (ii) amortization of intangible assets, (iii) professional services fees and other consulting fees, (iv) $325,000 of bank financing charges, and (v) $97,000 for legal and professional fees incurred in connection with the Fenco Credit Agreement, which were partly offset by foreign exchange gains recorded.

Sales and Marketing. Our consolidated sales and marketing expenses for the six months ended September 30, 2011 increased $2,709,000, or 92.1%, to $5,650,000 from $2,941,000 for the six months ended September 30, 2010. The increase of $790,000 from our rotating electrical business was due primarily to (i) the reversal of commission expenses during the prior year in connection with our August 2009 acquisition, (ii) increased employee-related expenses, (iii) increased travel incurred in connection with our Fenco operations, (iv) increased advertising expenses, and (v) increased trade show expense associated with this segment.

Sales and marketing expenses for the under-the-car product line were $1,919,000 and primarily include (i) employee-related expenses, (ii) travel expenses, and (iii) sales commissions and agent fees.

Research and Development. Our consolidated research and development expenses increased by $55,000, or 7.2%, to $817,000 for the six months ended September 30, 2011 from $762,000 for the six months ended September 30, 2010. The increase in research and development expenses was due primarily to an increase in travel and employee-related expenses at our rotating electrical segment as compared to the six months ended September 30, 2010.

Acquisition Costs. During the six months ended September 30, 2011, we incurred $713,000 of legal and professional fees in connection with the Fenco acquisition.

Interest Expense

Interest Expense. Interest expense incurred by our rotating electrical segment for the six months ended September 30, 2011 was $2,508,000. This represents a decrease of $795,000 compared to interest expense of $3,303,000 during the six months ended September 30, 2010. This decrease is primarily attributable to a lower balance of receivables being discounted under the receivable discount programs and lower discount rates on these balances, partly offset by an increase in interest expense on the Old Parent Company Revolving Loan due to higher average outstanding balances.

Interest expense incurred by our under-the-car product line segment was $2,795,000 during the six months ended September 30, 2011. This interest expense primarily represents the cost of receivables being discounted under the receivable discount programs and interest expense incurred on the average outstanding balances on our Fenco Revolving Facility and Fenco Term Loan.

Provision for Income Taxes

Income Tax. Income tax expenses for the six months ended September 30, 2011 reflect income tax rates higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, our income tax rates for the six months ended September 30, 2011 were impacted by an additional 1.4% in the period due to certain non-deductible transaction costs incurred in connection with our acquisition of Fenco.

In addition, any potential future income tax benefits associated with the net loss we incurred from Fenco operations for the six months ended September 30, 2011, was not recognized due primarily to our assessment of the recoverability of these tax benefits. We have provided a valuation allowance against these net operating loss carryforwards as we determined that it is not more likely than not that the deferred asset will be realized. For the six months ended September 30, 2011, we recorded $123,000 of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

Liquidity and Capital Resources

Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture, produce, and distribute automobile parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada and to major automobile manufacturers.

Overview

At September 30, 2011, we had negative working capital of $25,045,000, a ratio of current assets to current liabilities of 0.9:1, and cash of $1,197,000, compared to working capital of $1,395,000, a ratio of current assets to current liabilities of 1:1, and cash of $2,477,000 at March 31, 2011.

In accordance with our core accounting policies, we classify all of our core inventories as long-term assets and the portion of core liability related to the core inventory purchased and on the shelves of our customers, are recorded as long-term liabilities. These accounts are therefore excluded from the working capital and current ratio calculations. We do not recognize revenue or the related cost of sales from the sale of remanufactured cores, however, we do invoice and collect for the core value. These accounts receivable amounts are classified as short-term assets.  In addition, upon the sale of a remanufactured core a core liability is created to record the obligation to provide our customer with a credit upon the return of a like core by the customer.  Since the return of a core is based on the sale of a remanufactured automobile part to an end user of our customer, the offset to this core liability generated by its return to us by our customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term.  The long term core inventory as of September 30, 2011 was $188,151,000 compared to $80,558,000 at March 31, 2011.  The long-term core liability as of September 30, 2011 was $107,399,000. There was no long-term core liability balance at March 31, 2011.

During the six months ended September 30, 2011, we used cash generated by our rotating electrical segment, from our use of receivable discount programs with certain of our major customers, and our revolving loans as our primary sources of liquidity. These sources were primarily used to make the quarterly principal payment on the Old Parent Company Term Loan.

In January 2012, we replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement with a syndicate of lenders. The new parent company financing consists of: (i) term loans aggregating $75,000,000 and (ii) revolving loans up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit. A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility and the Old Parent Company Credit Agreement was terminated.

We believe our use of receivable discount programs with certain of our major customers, amounts available under our New Parent Company Loans, the Fenco Revolving Facility, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments, repayment of the current portion of our New Parent Company Term Loans, and capital expenditure obligations over the next twelve months.

Cash Flows

Net cash used in operating activities was $45,234,000 for the six months ended September 30, 2011 compared to net cash provided by operating activities of $9,080,000 for the six months ended September 30, 2010. The rotating electrical segment provided cash from operations of $4,076,000 and $9,080,000 for the six months ended September 30, 2011 and 2010, respectively. The changes in operating activities for the rotating electrical segment was due primarily to an increase in accounts payable and accrued liabilities in connection with the inventory consigned to Fenco, which was partly offset by an increase in non-core inventory and accounts receivable. The most significant changes in our under-the-car product line segment subsequent to our acquisition of Fenco on May 6, 2011, was the $49,310,000 that was used in our under-the-car product line segment due primarily to (i) an increase of $19,399,000 in inventory in order to improve customer service levels and (ii) the net loss incurred by this segment of $17,150,000 adjusted for non-cash charges subsequent to the acquisition date, (iii) a decrease in accounts payable and accrued liabilities of $17,177,000, and (iv) an increase of $4,861,000 in the customer core returns accrual.

Net cash used in investing activities was $699,000 and $2,712,000 during the six months ended September 30, 2011 and 2010, respectively. Our capital expenditures for our rotating electrical segment for the six months ended September 30, 2011 and 2010 was $678,000 and $540,000, respectively, primarily related to the purchase of equipment for our manufacturing facilities. In addition, net cash used in investing activities during the six months ended September 30, 2010 included the secured loan made to Fenco of $1,894,000 prior to the acquisition in May 2011, and the payment of the purchase price holdback of $464,000 in connection with our acquisition of Automotive Importing Manufacturing, Inc.

Net cash provided by financing activities was $44,807,000 for the six months ended September 30, 2011 compared to net cash used in financing activities of $1,780,000 during the six months ended September 30, 2010. The rotating electrical segment provided cash from financing activities of $36,708,000 during the six months ended September 30, 2011, compared to the net cash used in financing activities of $1,780,000 during the six months ended September 30, 2010. The cash provided from financing activities was used primarily to finance Fenco. In addition, Fenco increased their credit facility by $10,000,000 which was used for working capital.

Capital Resources

Debt

We have two outstanding credit agreements as described below.

Parent Company Credit Agreement

Our revolving credit and term loan agreement, as amended, (the “ Old Parent Company Credit Agreement”), with Union Bank, N.A. and Branch Banking & Trust Company, allowed us to borrow up to a total of $60,000,000 (the “Old Parent Company Credit Facility”). The Old Parent Company Credit Facility was comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. We were able to borrow on a revolving basis up to an amount equal to $50,000,000 minus all outstanding letter of credit obligations (the “Old Parent Company Revolving Loan”). The term loan was in the principal amount of $10,000,000 (the “Old Parent Company Term Loan”).

The Old Parent Company Term Loan was scheduled to mature in October 2014 and required principal payments of $500,000 on a quarterly basis. The Old Parent Company Revolving Loan was scheduled to expire in October 2012 and provided us the option to request up to two one-year extensions.

The balance outstanding under the Old Parent Company Revolving Loan was $37,500,000 at September 30, 2011. There was no outstanding balance on the Old Parent Company Revolving Loan at March 31, 2011. We had reserved $1,126,000 of the Old Parent Company Revolving Loan for standby letters of credit for workers’ compensation insurance and $4,731,000 for commercial letters of credit as of September 30, 2011. As of September 30, 2011, $6,643,000 was available under the Old Parent Company Revolving Loan.

In January 2012, we replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “New Parent Company Loans”). The New Parent Company Loans consists of: (i) term loans aggregating $75,000,000 (the “New Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “New Parent Company Revolving Loans,”). The lenders hold a security interest in substantially all of the assets of our rotating electrical segment.

A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility and the Old Parent Company Credit Agreement was terminated.

Fenco Credit Agreement

In connection with the acquisition of Fenco, our now wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory. At September 30, 2011, approximately $2,581,000 was available under the Fenco Revolving Facility.

As of September 30, 2011, $47,748,000 of the Fenco Revolving Facility was outstanding, $712,000 was reserved for standby commercial letters of credit and $372,000 was reserved for certain expenses. In addition, $1,000,000 of this Fenco Revolving Facility was reserved for Canadian operations use. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment.

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

We have classified the Fenco Revolving Facility as long term as of September 30, 2011 as we have the ability and intent to hold the balance outstanding for an uninterrupted period extending beyond one year from the balance sheet date. The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of September 30, 2011, the Fenco Borrowers were not in compliance with the minimum EBITDA covenant and the requirement to submit the most recent interim financial statements within time frames specified by the Fenco Credit Agreement. On March 5, 2012, the Fenco Borrowers obtained a waiver for non-compliance with these covenants which also extended the delivery date to submit the December 31, 2011 financial statements to March 31, 2012.

The Fenco Revolving Facility and the Fenco Term Loan mature on October 6, 2012, but may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.

Our ability to comply in future periods with the financial covenants in the New Parent Company Loans and Fenco Credit Agreement, will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands for marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy, including the integration of our Fenco acquisition. If a violation of any of the covenants occurs in the future, we would attempt to obtain a waiver or an amendment from our lenders or the Fenco Lenders, as applicable. No assurance can be given that we would be successful in this regard.

Receivable Discount Programs

Both our segments use receivable discount programs with certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allows us to accelerate collection of customers’ receivables.  While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of the receivable discount programs:

	Six Months Ended September 30,
	2011	2010

Receivables discounted	$133,222,000	$70,950,000
Weighted average days	312	325
Annualized weighted average discount rate	2.9%	4.5%
Amount of discount as interest expense	$3,363,000	$2,855,000

Off-Balance Sheet Arrangements

At September 30, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $678,000 for the six months ended September 30, 2011 and primarily related to the purchase of equipment for our manufacturing facilities. We expect our fiscal year 2012 capital expenditures to be approximately $4.8 million combined for both segments. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2011.

Subsequent Events

New Parent Company Financing Agreement

In January 2012, we replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “New Parent Company Loans”). The New Parent Company Loans consists of: (i) term loans aggregating $75,000,000 (the “New Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “New Parent Company Revolving Loans,”). The lenders hold a security interest in substantially all of the assets of our rotating electrical segment.

The New Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 through July 1, 2013, and quarterly principal payments of $1,000,000 beginning on October 1, 2013. The New Parent Company Loans mature on January 17, 2017.

The New Parent Company Loans bear interest, at the reference rate, plus an applicable margin, or at the Eurodollar rate, plus an applicable per annum margin, as selected by us. The applicable per annum margins for the New Revolving Loans are 2.5% for reference rate loans and 3.0% for Eurodollar rate loans. The applicable per annum margins for the New Term Loans are 7.0% for reference rate loans and 8.0% for Eurodollar rate loans. Additionally, we are subject to a 0.5% per annum fee on the unused portions of the New Revolving Loans.

The New Parent Company Loans, among other things, require us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and a minimum consolidated earnings before interest, income tax, depreciation and amortization (“EBITDA”).

A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility, and the Old Parent Company Credit Agreement was terminated.

Discontinued Product Line

In December 2011, we announced the discontinuation of the constant velocity (“CV”) axle product line and the shut-down of our related facility located in Bedford, New Hampshire. We recorded net sales and gross profit (loss) of $3,327,000 and ($1,816,000), respectively, in the six months ended September 30, 2011 in connection with this product line.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued an amendment which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance on April 1, 2012 is not expected to have any impact on our consolidated financial position and the results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2011, which was filed on June 13, 2011.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-5(e).  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in MPA's internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 6, 2011, MPA acquired Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts.  For additional information regarding the acquisition, refer to Note 2 of the Condensed Notes to Consolidated Financial Statements and, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 2 of this Quarterly Report.  As permitted by SEC guidance, which allows for a one-year integration period, management has excluded the operations related to Fenco from its assessment of internal control over financial reporting as of September 30, 2011.

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

Since the acquisition of Fenco we have been unable to timely file our Quarterly Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second and third quarters of our fiscal 2012. As a result, management has concluded that our disclosure controls and procedures were not effective because of the existence of a material weakness in our internal control over financial reporting at Fenco. Specifically, systems required to segregate and account for core and other transactions accurately were inadequate. As a result, Fenco was unable to complete the financial closing process on a timely and accurate basis. In addition, the policies and procedures existing at Fenco did not provide for effective oversight and review of the reconciliation of accounts at month or quarter ends.

As a result of the material weakness, we have commenced a review of the internal controls over financial reporting at Fenco and began putting in place appropriate oversight and controls. In preparing our fiscal 2012 second quarter filing, we integrated the core receiving and return transactions into our financial reporting process and implemented additional core tracking procedures.   We have also added additional personnel to review core and other transactions.  We continue to focus on establishing effective internal controls.

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

A significant portion of our products in our under-the-car segment are imported from suppliers located outside the U.S., including various countries in Asia.  As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as:

●	significant delays in the delivery of cargo due to port security considerations;
●	imposition of duties, taxes, tariffs or other charges on imports;
●
imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the United States from countries or regions where we do business;

●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes and local business practices;
●	political or military conflict involving the United States, which could cause a delay in the transportation of the Company’s products and an increase in transportation costs;
●
heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;

●
natural disasters, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	our ability to enforce any agreements with our foreign suppliers.

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

10.9
Fifth Amendment, dated as of November 17, 2011, to that certain Standard Industrial Commercial Single Tenant Lease-Gross, dated as of September 19, 1995, between Golkar Enterprises, Ltd. And Motorcar Parts of America, Inc., as amended
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 25, 2011.

Number	Description of Exhibit	Method of Filing

10.10
Financing Agreement, dated as of January 18, 2012,among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report of Form 8-K filed on January 24, 2012.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: March 7, 2012	By:	/s/David Lee
David Lee
Chief Financial Officer

Dated: March 7, 2012	By:	/s/Kevin Daly
Kevin Daly
Chief Accounting Officer