Form 10-Q
period 2011-12-31
MOTORCAR PARTS AMERICA INC
filed 2012-05-14
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011

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

There were 14,470,821 shares of Common Stock outstanding at May 7, 2012.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2011	March 31, 2011
ASSETS	(Unaudited)
Current assets:
Cash	$3,133,000	$2,477,000
Short-term investments	305,000	304,000
Accounts receivable — net	24,887,000	10,635,000
Inventory— net	123,795,000	29,733,000
Inventory unreturned	13,043,000	5,031,000
Deferred income taxes	5,670,000	5,658,000
Prepaid expenses and other current assets	4,411,000	6,299,000
Total current assets	175,244,000	60,137,000
Plant and equipment — net	13,942,000	11,663,000
Long-term core inventory — net	187,475,000	80,558,000
Long-term core inventory deposit	26,658,000	25,984,000
Long-term deferred income taxes	1,617,000	1,346,000
Long-term note receivable	-	4,863,000
Goodwill	40,263,000	-
Intangible assets — net	44,157,000	5,530,000
Other assets	1,934,000	1,784,000
TOTAL ASSETS	$491,290,000	$191,865,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$136,422,000	$38,973,000
Accrued liabilities	20,345,000	7,318,000
Customer finished goods returns accrual	26,910,000	9,161,000
Revolving loan	40,500,000	-
Other current liabilities	2,114,000	918,000
Current portion of term loan	2,000,000	2,000,000
Current portion of capital lease obligations	559,000	372,000
Total current liabilities	228,850,000	58,742,000
Term loan, less current portion	14,000,000	5,500,000
Revolving loan	47,713,000	-
Deferred core revenue	9,352,000	8,729,000
Customer core returns accrual (see Note 2)	103,079,000	-
Other liabilities	1,120,000	1,255,000
Capital lease obligations, less current portion	241,000	462,000
Total liabilities	404,355,000	74,688,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share,20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized;12,533,821 and 12,078,271 shares issued; 12,519,421 and 12,063,871 outstanding at December 31, 2011 and March 31, 2011, respectively	125,000	121,000
Treasury stock, at cost, 14,400 shares of common stock at December 31, 2011 and March 31, 2011, respectively	(89,000)	(89,000)
Additional paid-in capital	98,693,000	93,140,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(1,201,000)	(349,000)
Retained (deficit) earnings	(12,472,000)	22,475,000
Total shareholders' equity	86,935,000	117,177,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$491,290,000	$191,865,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$84,097,000	$41,288,000	$262,223,000	$118,499,000
Cost of goods sold	86,455,000	28,115,000	239,981,000	81,099,000
Gross (loss) profit	(2,358,000)	13,173,000	22,242,000	37,400,000
Operating expenses:
General and administrative	10,589,000	4,384,000	30,966,000	11,979,000
Sales and marketing	3,369,000	1,798,000	9,019,000	4,739,000
Research and development	453,000	391,000	1,270,000	1,153,000
Impairment of fixed assets	1,031,000	-	1,031,000	-
Acquisition costs	-	-	713,000	-
Total operating expenses	15,442,000	6,573,000	42,999,000	17,871,000
Operating (loss) income	(17,800,000)	6,600,000	(20,757,000)	19,529,000
Interest expense	3,262,000	997,000	8,565,000	4,300,000
(Loss) income before income tax expense	(21,062,000)	5,603,000	(29,322,000)	15,229,000
Income tax expense	1,987,000	1,842,000	5,625,000	5,447,000
Net (loss) income	$(23,049,000)	$3,761,000	$(34,947,000)	$9,782,000
Basic net (loss) income per share	$(1.84)	$0.31	$(2.81)	$0.81
Diluted net (loss) income per share	$(1.84)	$0.30	$(2.81)	$0.80
Weighted average number of shares outstanding:
Basic	12,517,269	12,042,792	12,417,292	12,038,296
Diluted	12,517,269	12,399,211	12,417,292	12,254,510

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
Cash flows from operating activities:	2011	2010
Net (loss) income	$(34,947,000)	$9,782,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	4,074,000	2,331,000
Amortization of intangible assets	2,651,000	580,000
Amortization of deferred gain on sale-leaseback	-	(306,000)
Amortization of deferred financing costs	65,000	64,000
Provision for inventory reserves	804,000	1,454,000
Provision for customer payment discrepancies	114,000	563,000
Net provision recovery of doubtful accounts	(28,000)	(39,000)
Deferred income taxes	(313,000)	160,000
Share-based compensation expense	35,000	46,000
Impact of tax benefit on APIC pool from stock options exercised	84,000	36,000
Gain on redemption of short-term investment	-	(25,000)
Impairment of fixed assets	1,031,000	-
Loss on disposal of assets	17,000	37,000
Changes in current assets and liabilities:
Accounts receivable	3,650,000	2,271,000
Inventory	(27,125,000)	2,209,000
Inventory unreturned	1,808,000	(227,000)
Prepaid expenses and other current assets	4,111,000	26,000
Other assets	(175,000)	(180,000)
Accounts payable and accrued liabilities	17,644,000	(464,000)
Customer finished goods returns accrual	(2,562,000)	(46,000)
Deferred core revenue	623,000	1,917,000
Long-term core inventory	(16,707,000)	(11,535,000)
Long-term core inventory deposits	(674,000)	(216,000)
Customer core returns accrual	541,000	-
Other liabilities	(69,000)	(804,000)
Net cash (used in) provided by operating activities	(45,348,000)	7,634,000
Cash flows from investing activities:
Purchase of plant and equipment	(1,068,000)	(1,119,000)
Purchase of businesses	-	(464,000)
Long-term note receivable	-	(4,863,000)
Change in short term investments	(29,000)	178,000
Net cash used in investing activities	(1,097,000)	(6,268,000)
Cash flows from financing activities:
Borrowings under revolving loan	128,267,000	39,700,000
Repayments under revolving loan	(89,598,000)	(39,400,000)
Proceeds from term loan	10,000,000	-
Repayments of term loan	(1,500,000)	(1,500,000)
Deferred financing costs	-	(16,000)
Payments on capital lease obligations	(452,000)	(882,000)
Exercise of stock options	320,000	166,000
Excess tax benefit from employee stock options exercised	255,000	78,000
Impact of tax benefit on APIC pool from stock options exercised	(84,000)	(36,000)
Repurchase of common stock, including fees	-	(89,000)
Proceeds from issuance of common stock	1,000	1,000
Net cash provided by (used in) financing activities	47,209,000	(1,978,000)
Effect of exchange rate changes on cash	(108,000)	24,000
Net increase (decrease) in cash	656,000	(588,000)
Cash — Beginning of period	2,477,000	1,210,000
Cash — End of period	$3,133,000	$622,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$7,643,000	$4,306,000
Income taxes, net of refunds	2,796,000	6,658,000
Non-cash investing and financing activities:
Common stock issued in business acquisition	$4,946,000	$-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2011
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2011, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 13, 2011.

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

In May 2011, pursuant to a purchase agreement (the “Fenco Purchase Agreement”) with FAPL Holdings Inc. (“Holdings”), the parent company of Fenwick Automotive Products Limited (“FAPL”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts, and certain other individuals, the Company acquired all of the outstanding equity of Holding’s subsidiaries. This transaction provides the Company opportunities to expand beyond its existing product lines of alternators and starters and further enhance its market presence in North America. As a result of this acquisition, the Company now manufactures, remanufactures and distributes new and remanufactured aftermarket auto parts through its newly acquired subsidiaries, including steering components, brake calipers, master cylinders, hub assembly and bearings, clutches and clutch hydraulics for the full range of passenger and truck vehicles. The remanufactured products are sold under the Fenco™ brand name and new products are sold under the Dynapak® brand name.

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

The estimated fair value of Fenco tangible and intangible assets acquired and liabilities assumed are based on provisional estimates and assumptions. These provisional estimates and assumptions could change significantly during the purchase price measurement period, as the valuations of the net tangible assets and intangible assets are finalized.  In accordance with ASC 805, during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. The measurement period ends as soon as the acquirer receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns that more information is not obtainable. However, the measurement period shall not exceed one year from the acquisition date. Any change could result in material variances between the Company’s future financial results and the amounts presented below, including variances in fair values recorded. The Company made preliminary estimates of fair value based on its best estimates using information that it obtained as of the reporting date. Based on new information available about facts and circumstances that existed as of the acquisition date, the Company has further adjusted the recognition of certain assets and liabilities as of that date. The preliminary estimate of assets acquired and the liabilities assumed in connection with the acquisition and the subsequent change in valuation estimates made in the third quarter are presented in the following table. These third quarter adjustments to the provisional amounts previously recorded were made retrospectively to the acquisition date and included adjustments to some of its valuation estimates related primarily to long-term core inventory, inventory unreturned, accounts receivable reserves, and the customer core returns accrual.

	US$
Consideration
Stock issued (1)	$4,946,000
Total	$4,946,000

	Revised		Revised
	Provisional Estimated	Subsequent	Provisional Estimated
	Fair Value	Change in	Fair Value	Estimated
	September 30, 2011	Valuation Estimates	December 31, 2011	Useful Life
Accounts receivable, net of allowances	$24,087,000	$(1,059,000)	$23,028,000
Inventory	65,234,000	-	65,234,000
Long-term core inventory	94,217,000	(1,494,000)	92,723,000
Inventory unreturned	8,631,000	1,189,000	9,820,000
Prepaid expenses	2,332,000		2,332,000
Trademarks	19,663,000		19,663,000	20 years
Customer contracts	21,531,000		21,531,000	10 years
Non-compete agreements	84,000		84,000	2 years
Plant and equipment, net	6,241,000		6,241,000
Revolving loan	(49,544,000)		(49,544,000)
Accounts payable and accrued liabilities	(97,072,000)	97,000	(96,975,000)
Customer core returns accrual (2)	(102,538,000)	-	(102,538,000)
Income taxes payable	(223,000)		(223,000)
Customer finished goods returns accrual	(18,652,000)	(1,659,000)	(20,311,000)
Capital lease obligations	(417,000)		(417,000)
Debenture loan - due to registrant	(4,923,000)		(4,923,000)
Term loan	(1,042,000)		(1,042,000)
Fair value of net assets acquired	(32,391,000)	(2,926,000)	(35,317,000)
Goodwill on acquisition	$37,337,000	$2,926,000	$40,263,000

(1)	Based on the Company’s May 5, 2011, closing common stock price of $13.74 per share.

(2)
The estimated fair value of the customer core return liabilities assumed by the Company in connection with the acquisition is included in customer core returns accrual in the accompanying balance sheet at December 31, 2011. The Company classifies the portion of core liability related to the core inventory purchased and on the shelves of its customers as long-term liabilities. Upon the sale of a remanufactured core a core liability is created to record the obligation to provide the Company’s customer with a credit upon the return of a like core by the customer. Since the return of a core is based on the sale of a remanufactured automobile part to an end user of the Company’s customer, the offset to this core liability generated by its return to the Company by its customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term. The amount the Company has classified as long-term is the portion that management projects will remain outstanding for an uninterrupted period extending one year from the balance sheet date.

As a result of the revised provisional estimated fair value, the excess of the purchase price over the fair value of the net assets acquired of $40,263,000 was recorded as goodwill on acquisition in the accompanying consolidated balance sheet as of May 6, 2011. The changes in estimated fair value were primarily the result of revisions to the valuation of inventory, including long-term core inventory, the customer core returns accrual, and the further assessment of cores on hand at the date of acquisition.

The above estimates of fair value are still provisional as of December 31, 2011 primarily in the areas of inventory, including long-term core inventory, the customer core returns accrual, and intangible assets. The Company continues to review information as to estimated fair value and quantities. These estimates will be finalized as of March 31, 2012.

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net sales	$84,097,000	$84,607,000	$288,757,000	$273,887,000
Operating (loss) income	(17,800,000)	5,700,000	(22,401,000)	17,606,000
(Loss) income before income tax expense	(21,062,000)	1,213,000	(31,759,000)	5,101,000
Net loss	(23,049,000)	(646,000)	(37,591,000)	(363,000)
Basic net loss per share	$(1.84)	$(0.05)	$(3.03)	$(0.03)
Diluted net loss per share	$(1.84)	$(0.05)	$(3.03)	$(0.03)

3. Intangible Assets

The following is a summary of the Company’s intangible assets subject to amortization at December 31, 2011 and March 31, 2011.

		December 31, 2011		March 31, 2011
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	20 years	$20,216,000	$884,000	$553,000	$189,000
Customer relationships	10 years	27,995,000	3,337,000	6,464,000	1,447,000
Non-compete agreements	3 years	341,000	174,000	257,000	108,000
Total	13 years	$48,552,000	$4,395,000	$7,274,000	$1,744,000

Amortization expense for acquired intangible assets for the three and nine months ended December 31, 2011 and 2010 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Amortization expense	$940,000	$193,000	$2,651,000	$580,000

The aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2012 - remaining 3 months	$1,036,000
2013	3,952,000
2014	3,878,000
2015	3,807,000
2016	3,485,000
Thereafter	27,999,000
Total	$44,157,000

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

Accounts receivable — net is comprised of the following:

	December 31, 2011	March 31, 2011
Accounts receivable — trade	$76,049,000	$33,066,000
Allowance for bad debts	(1,021,000)	(1,026,000)
Customer allowances earned	(21,855,000)	(6,644,000)
Customer payment discrepancies	(208,000)	(648,000)
Customer returns RGA issued	(5,151,000)	(3,719,000)
Customer core returns accruals	(22,927,000)	(10,394,000)
Less: total accounts receivable offset accounts	(51,162,000)	(22,431,000)
Total accounts receivable — net	$24,887,000	$10,635,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At December 31, 2011, the warranty return accrual of $1,995,000 was included under the customer returns RGA issued in the above table and the warranty estimate of $5,570,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Balance at beginning of period (1)	$7,324,000	$2,975,000	$8,969,000	$3,445,000
Charged to expense	15,421,000	9,622,000	44,079,000	28,841,000
Amounts processed	(15,180,000)	(9,936,000)	(45,483,000)	(29,625,000)
Balance at end of period	$7,565,000	$2,661,000	$7,565,000	$2,661,000

1)	Includes $5,204,000 of estimated warranty return accrual established in the opening balance sheet in connection with the Company’s May 6, 2011 acquisition.

5. Inventory

Inventory is comprised of the following:

	December 31, 2011	March 31, 2011
Non-core inventory
Raw materials	$34,733,000	$11,805,000
Work-in-process	138,000	104,000
Finished goods	96,058,000	19,579,000
	130,929,000	31,488,000
Less allowance for excess and obsolete inventory	(7,134,000)	(1,755,000)

Total	$123,795,000	$29,733,000

Inventory unreturned	$13,043,000	$5,031,000
Long-term core inventory
Used cores held at the Company's facilities	$50,662,000	$22,112,000
Used cores expected to be returned by customers	4,451,000	3,467,000
Remanufactured cores held in finished goods	32,971,000	13,994,000
Remanufactured cores held at customers' locations	105,788,000	41,829,000
	193,872,000	81,402,000
Less allowance for excess and obsolete inventory	(6,397,000)	(844,000)
Total	$187,475,000	$80,558,000

Long-term core inventory deposit	$26,658,000	$25,984,000

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Sales
Customer A	48%	52%	45%	49%
Customer B	11%	18%	9%	18%
Customer C	4%	7%	4%	8%
Customer D	12%	4%	13%	4%

	December 31, 2011	March 31, 2011
Accounts Receivable Trade
Customer A	31%	26%
Customer B	6%	13%
Customer C	8%	17%
Customer D	19%	2%

The Company’s largest suppliers accounted for the following total percentage of raw materials purchases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Significant supplier purchases	2011	2010	2011	2010
Supplier A	1%	9%	2%	15%
Supplier B	7%	-	11%	-

7. Debt

The Company has two outstanding credit agreements as described below.

Parent Company Credit Agreement

The Company’s revolving credit and term loan agreement, as amended, (the “Old Parent Company Credit Agreement”), with Union Bank, N.A. and Branch Banking & Trust Company, allowed the Company to borrow up to a total of $60,000,000 (the “Old Parent Company Credit Facility”). The Old Parent Company Credit Facility was comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. The Company was able to borrow on a revolving basis up to an amount equal to $50,000,000 minus all outstanding letter of credit obligations (the “Old Parent Company Revolving Loan”). The term loan was in the principal amount of $10,000,000 (the “Old Parent Company Term Loan”).

The Old Parent Company Term Loan was scheduled to mature in October 2014 and required principal payments of $500,000 on a quarterly basis. The Old Parent Company Revolving Loan was scheduled to expire in October 2012 and provided the Company the option to request up to two one-year extensions.

The balance outstanding under the Old Parent Company Revolving Loan was $40,500,000 at December 31, 2011. There was no outstanding balance on the Old Parent Company Revolving Loan at March 31, 2011. The Company had reserved $1,126,000 of the Old Parent Company Revolving Loan for standby letters of credit for workers’ compensation insurance and $4,406,000 for commercial letters of credit as of December 31, 2011. As of December 31, 2011, $3,968,000 was available under the Old Parent Company Revolving Loan.

In January 2012, the Company replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement (the “New Parent Company Financing Agreement”) with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “New Parent Company Loans”). The New Parent Company Loans consist of: (i) term loans aggregating $75,000,000 (the “New Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “New Parent Company Revolving Loans,”). The lenders hold a security interest in substantially all of the assets of the Company’s rotating electrical segment. As permitted by the New Parent Company Financing Agreement, the Company subsequently raised $15,000,000 of capital. The New Parent Company Financing Agreement permits the Company to invest up to $20,000,000 in Fenco.

A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility and the Old Parent Company Credit Agreement was terminated.

Fenco Credit Agreement

In connection with the acquisition of Fenco, the Company’s now wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory. At December 31, 2011, approximately $1,128,000 was available under the Fenco Revolving Facility.

As of December 31, 2011, $47,713,000 of the Fenco Revolving Facility was outstanding, $712,000 was reserved for standby commercial letters of credit and $372,000 was reserved for certain expenses. In addition, $1,000,000 of this Fenco Revolving Facility was reserved for Canadian operations use. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment.

The Fenco Revolving Facility and the Fenco Term Loan mature on October 6, 2012, but may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement. On May 11, 2012, the maturity date of the Fenco Revolving Facility and the Fenco Term Loan was extended to May 13, 2013.

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

The Company has classified the Fenco Revolving Facility as long-term as of December 31, 2011 as the Company has the ability and intent to hold the balance outstanding for an uninterrupted period extending beyond one year from the balance sheet date. The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of  December 31, 2011, the Fenco Borrowers were not in compliance with the minimum EBITDA covenant and the requirement to submit the most recent interim financial statements within time frames specified by the Fenco Credit Agreement. On May 11, 2012, the Fenco Borrowers obtained a waiver for non-compliance with these covenants.

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

The following is a summary of the Company’s accounts receivable discount programs:

	Nine Months Ended
	December 31,
	2011	2010

Receivables discounted	$197,019,000	$100,857,000
Weighted average days	314	328
Annualized weighted average discount rate	2.9%	4.1%
Amount of discount as interest expense	$4,984,000	$3,755,000

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

The following presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net (loss) income	$(23,049,000)	$3,761,000	$(34,947,000)	$9,782,000
Basic shares	12,517,269	12,042,792	12,417,292	12,038,296
Effect of dilutive stock options and warrants	-	356,419	-	216,214
Diluted shares	12,517,269	12,399,211	12,417,292	12,254,510
Net (loss) income per share:
Basic	$(1.84)	$0.31	$(2.81)	$0.81
Diluted	$(1.84)	$0.30	$(2.81)	$0.80

The effect of dilutive options and warrants excludes 1,442,284 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the three and nine months ended December 31, 2011— all of which were anti-dilutive. The effect of dilutive options and warrants excludes 449,001 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $11.50 to $15.00 per share for the three months ended December 31, 2010 and 1,063,984 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $8.70 to $15.00 per share for the nine months ended December 31, 2010 — all of which were anti-dilutive.

10. Comprehensive (Loss) Income

Comprehensive (loss) income is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive (loss) income consists of net (loss) income, unrealized (loss) gain on short-term investments and foreign currency translation adjustments.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010

Net (loss) income	$(23,049,000)	$3,761,000	$(34,947,000)	$9,782,000
Unrealized gain (loss) on short-term investments	9,000	9,000	(17,000)	(5,000)
Foreign currency translation	(389,000)	237,000	(835,000)	696,000
Comprehensive net (loss) income	$(23,429,000)	$4,007,000	$(35,799,000)	$10,473,000

11. Income Taxes

The Company recorded income tax expense for the nine months ended December 31, 2011. This is primarily due to not recognizing income tax benefits related to the net losses of the Fenco operations for the nine months ended December 31, 2011 due to the recoverability of these tax benefits not being deemed by the Company to be more likely than not to be realized. For the nine months ended December 31, 2011, the Company recorded $275,000 of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

The income tax expenses, excluding the net losses of the Fenco operations, reflect income tax rates of 39.3%, which are higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in other foreign taxing jurisdictions. In addition, the Company’s income tax rates for the nine months ended December 31, 2011 were impacted by an additional 1.0% in the period due to certain non-deductible transaction costs incurred in connection with the Company’s acquisition of Fenco.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $13,746,000 and $9,356,000 at December 31, 2011 and March 31, 2011, respectively. The forward foreign currency exchange contracts entered into require the Company to exchange U.S. dollars for foreign currencies. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Loss (Gain) Recognized within General and Administrative Expenses
	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	December 31,		December 31,
Hedging Instruments	2011	2010	2011	2010

Forward foreign currency exchange contracts	$(488,000)	$(31,000)	$1,399,000	$301,000

The fair value of the forward foreign currency exchange contracts of $1,044,000 is included in other current liabilities in the consolidated balance sheet at December 31, 2011. The fair value of the forward foreign currency exchange contracts of $355,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at March 31, 2011.

13. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of December 31, 2011 and March 31, 2011:

	December 31, 2011				March 31, 2011
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$305,000	$305,000	-	-	$304,000	$304,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	355,000	-	$355,000	-

Liabilities
Other current liabilities
Deferred compensation	305,000	305,000	-	-	304,000	304,000	-	-
Forward foreign currency exchange contracts	1,044,000	-	$1,044,000	-	-	-	-	-

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended December 31, 2011 and 2010, a gain of $488,000 and $31,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the nine months ended December 31, 2011 and 2010, a loss of $1,399,000 and $301,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

During the three and nine months ended December 31, 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

14. Impairment of Fixed Assets

In December 2011, the Company decided to discontinue the constant velocity (“CV”) axle product line and shut-down the related facility located in Bedford, New Hampshire.  As a result the Company recorded an impairment loss of approximately $1,031,000 for the three and nine months ended December 31, 2011, which represents the write-off of the carrying amount of fixed assets. The CV business did not qualify for discontinued operations presentation under US GAAP as of December 31, 2011.

15. Segment Information

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

The results of operations of Fenco have been included from the date of acquisition on May 6, 2011. Financial information relating to the Company’s reportable segments is as follows:

	Three months ended December 31, 2011
	Rotating	Under-the-Car
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$41,895,000	$42,202,000	$-	$84,097,000
Intersegment revenue, net of cost	241,000	-	(241,000)	-
Gross profit (loss)	12,636,000	(14,994,000)	-	(2,358,000)
Operating income (loss)	5,630,000	(23,430,000)	-	(17,800,000)
Net income (loss)	3,028,000	(26,077,000)	-	(23,049,000)

	Three months ended December 31, 2010
	Rotating	Under-the-Car
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$41,288,000	$-	$-	$41,288,000
Gross profit	13,173,000	-	-	13,173,000
Operating income	6,600,000	-	-	6,600,000
Net income	3,761,000	-	-	3,761,000

	Nine months ended December 31, 2011
	Rotating	Under-the-Car
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$126,648,000	$135,575,000	$-	$262,223,000
Intersegment revenue, net of cost	1,853,000	-	(1,853,000)	-
Gross profit	40,483,000	(18,241,000)	-	22,242,000
Operating income (loss)	15,902,000	(36,659,000)	-	(20,757,000)
Net income (loss)	8,280,000	(43,227,000)	-	(34,947,000)

	Nine months ended December 31, 2010
	Rotating	Under-the-Car
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$118,499,000	$-	$-	$118,499,000
Gross profit	37,400,000	-	-	37,400,000
Operating income	19,529,000	-	-	19,529,000
Net income	9,782,000	-	-	9,782,000

	December 31, 2011
	Rotating	Under-the-Car
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated

Current assets	$90,842,000	$112,612,000	$(28,210,000)	$175,244,000
Non-current assets	166,525,000	181,116,000	(31,595,000)	316,046,000
Total assets	$257,367,000	$293,728,000	$(59,805,000)	$491,290,000
Current liabilities	$112,805,000	$144,255,000	$(28,210,000)	$228,850,000
Non-current liabilities	14,400,000	187,754,000	(26,649,000)	175,505,000
Total liabilities	127,205,000	332,009,000	(54,859,000)	404,355,000
Equity (deficit)	130,162,000	(38,281,000)	(4,946,000)	86,935,000
Total liabilities and equity	$257,367,000	$293,728,000	$(59,805,000)	$491,290,000

	March 31, 2011
	Rotating	Under-the-Car
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated

Current assets	$60,137,000	$-	$-	$60,137,000
Non-current assets	131,728,000	-	-	131,728,000
Total assets	$191,865,000	$-	$-	$191,865,000
Current liabilities	$58,742,000	$-	$-	$58,742,000
Non-current liabilities	15,946,000	-	-	15,946,000
Total liabilities	74,688,000	-	-	74,688,000
Equity	117,177,000	-	-	117,177,000
Total liabilities and equity	$191,865,000	$-	$-	$191,865,000

	Nine months ended December 31, 2011
	Rotating	Under-the-Car
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$7,124,000	$(52,472,000)	$-	$(45,348,000)
Net cash used in investing activities	(775,000)	(322,000)	-	(1,097,000)
Net cash provided by financing activities	39,209,000	8,000,000		47,209,000
Effect of exchange rate changes on cash	(108,000)	-		(108,000)
Cash — Beginning of period	2,477,000	-		2,477,000
Cash — End of period	2,856,000	277,000	-	3,133,000
Additional selected financial data
Depreciation and amortization	$2,634,000	$4,091,000	$-	$6,725,000
Capital expenditures	746,000	322,000	-	1,068,000

	Nine months ended December 31, 2010
	Rotating	Under-the-Car
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated

Net cash provided by operating activities	$7,634,000	$-	$-	$7,634,000
Net cash used in investing activities	(6,268,000)	-	-	(6,268,000)
Net cash used in financing activities	(1,978,000)	-	-	(1,978,000)
Effect of exchange rate changes on cash	24,000	-	-	24,000
Cash — Beginning of period	1,210,000	-	-	1,210,000
Cash — End of period	622,000	-	-	622,000
Additional selected financial data
Depreciation and amortization	$2,911,000	$-	$-	$2,911,000
Capital expenditures	1,119,000	-	-	1,119,000

16. Impact on Previously Issued Financial Statements of Changes in Provisional Estimates of Fair Value

On May 6, 2011, the Company acquired Fenco. The Company made preliminary estimates of fair value based on its best estimates using information that it obtained as of the reporting date. Based on new information available about facts and circumstances that existed as of the acquisition date, the Company adjusted the recognition of certain assets and liabilities to the provisional amounts previously recorded in the first two quarters ended September 30, 2011. During the third quarter ended December 31, 2011, the Company has further adjusted the recognition of certain assets and liabilities as of that date. These adjustments to the provisional amounts previously recorded were made retrospectively to the acquisition date and adjustments were primarily related to long-term core inventory, inventory unreturned, accounts receivable reserves, and the customer core returns accrual.

The consolidated balance sheet as of June 30, 2011 as previously restated, was further impacted during the third quarter ended December 31, 2011 by the retrospective impact of the adjustments presented in the table below:

	June 30, 2011 (Unaudited)
	As Previously Reported	Change in Opening Valuation Estimates (1)	As Restated
ASSETS
Current assets:
Cash	$1,275,000	$-	$1,275,000
Short-term investments	311,000	-	311,000
Accounts receivable — net	28,917,000	(1,059,000)	27,858,000
Inventory— net	106,897,000	-	106,897,000
Inventory unreturned	12,257,000	1,189,000	13,446,000
Deferred income taxes	5,715,000	-	5,715,000
Prepaid expenses and other current assets	5,353,000	-	5,353,000
Total current assets	160,725,000	130,000	160,855,000
Plant and equipment — net	17,159,000	-	17,159,000
Long-term core inventory — net	177,339,000	(1,494,000)	175,845,000
Long-term core inventory deposit	26,248,000	-	26,248,000
Long-term deferred income taxes	1,368,000	-	1,368,000
Goodwill	37,337,000	2,926,000	40,263,000
Intangible assets — net	46,084,000	-	46,084,000
Other assets	1,839,000	-	1,839,000
TOTAL ASSETS	$468,099,000	$1,562,000	$469,661,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$98,723,000	$-	$98,723,000
Accrued liabilities	34,760,000	(97,000)	34,663,000
Customer finished goods returns accrual	25,193,000	1,659,000	26,852,000
Revolving loan	18,500,000	-	18,500,000
Other current liabilities	914,000	-	914,000
Current portion of term loan	2,000,000	-	2,000,000
Current portion of capital lease obligations	749,000	-	749,000
Total current liabilities	180,839,000	1,562,000	182,401,000
Term loan, less current portion	15,000,000	-	15,000,000
Revolving loan	47,630,000	-	47,630,000
Deferred core revenue	8,930,000	-	8,930,000
Customer core returns accrual (see Note 2)	97,479,000	-	97,479,000
Other liabilities	1,692,000	-	1,692,000
Capital lease obligations, less current portion	372,000	-	372,000
Total liabilities	351,942,000	1,562,000	353,504,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-	-
Series A junior participating preferred stock; par value $.01 per share,20,000 shares authorized; none issued	-	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized;12,441,971 and 12,078,271 shares issued; 12,499,421 and 12,427,571 outstanding at June 30, 2011 and March 31, 2011, respectively	124,000	-	124,000
Treasury stock, at cost, 14,400 shares of common stock at June 30, 2011 and March 31, 2011, respectively	(89,000)	-	(89,000)
Additional paid-in capital	98,139,000	-	98,139,000
Additional paid-in capital-warrant	1,879,000	-	1,879,000
Accumulated other comprehensive loss	(64,000)	-	(64,000)
Retained earnings	16,168,000	-	16,168,000
Total shareholders' equity	116,157,000	-	116,157,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$468,099,000	$1,562,000	$469,661,000

1)	Represents the impact of the change in the opening valuation estimates on the previously restated consolidated balance sheet at June 30, 2011.

The consolidated balance sheet as of September 30, 2011 as previously reported, was impacted during the third quarter ended December 31, 2011 by the retrospective impact of the adjustments presented in the table below:

	September 30, 2011 (Unaudited)
	As Previously Reported	Change in Opening Valuation Estimates (1)	As Restated
ASSETS
Current assets:
Cash	$1,197,000	$-	$1,197,000
Short-term investments	281,000	-	281,000
Accounts receivable — net	35,411,000	(1,059,000)	34,352,000
Inventory— net	116,241,000	-	116,241,000
Inventory unreturned	13,489,000	1,189,000	14,678,000
Deferred income taxes	5,722,000	-	5,722,000
Prepaid expenses and other current assets	4,756,000	-	4,756,000
Total current assets	177,097,000	130,000	177,227,000
Plant and equipment — net	15,198,000	-	15,198,000
Long-term core inventory — net	188,151,000	(1,494,000)	186,657,000
Long-term core inventory deposit	26,473,000	-	26,473,000
Long-term deferred income taxes	1,563,000	-	1,563,000
Goodwill	37,337,000	2,926,000	40,263,000
Intangible assets — net	45,097,000	-	45,097,000
Other assets	1,887,000	-	1,887,000
TOTAL ASSETS	$492,803,000	$1,562,000	$494,365,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$115,271,000	$-	$115,271,000
Accrued liabilities	18,931,000	(97,000)	18,834,000
Customer finished goods returns accrual	25,302,000	1,659,000	26,961,000
Revolving loan	37,500,000	-	37,500,000
Other current liabilities	2,494,000	-	2,494,000
Current portion of term loan	2,000,000	-	2,000,000
Current portion of capital lease obligations	644,000	-	644,000
Total current liabilities	202,142,000	1,562,000	203,704,000
Term loan, less current portion	14,500,000	-	14,500,000
Revolving loan	47,748,000	-	47,748,000
Deferred core revenue	9,160,000	-	9,160,000
Customer core returns accrual (see Note 2)	107,399,000	-	107,399,000
Other liabilities	1,296,000	-	1,296,000
Capital lease obligations, less current portion	307,000	-	307,000
Total liabilities	382,552,000	1,562,000	384,114,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-	-
Series A junior participating preferred stock; par value $.01 per share,20,000 shares authorized; none issued	-	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized;12,513,821 and 12,078,271 shares issued; 12,499,421 and 12,063,871 outstanding at September 30, 2011 and March 31, 2011, respectively	125,000	-	125,000
Treasury stock, at cost, 14,400 shares of common stock at June 30, 2011 and March 31, 2011, respectively	(89,000)	-	(89,000)
Additional paid-in capital	98,580,000	-	98,580,000
Additional paid-in capital-warrant	1,879,000	-	1,879,000
Accumulated other comprehensive loss	(821,000)	-	(821,000)
Retained earnings	10,577,000	-	10,577,000
Total shareholders' equity	110,251,000	-	110,251,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$492,803,000	$1,562,000	$494,365,000

1)	Represents the impact of the change in the opening valuation estimates on the previously reported consolidated balance sheet at September 30, 2011.

17. Subsequent Events

New Parent Company Financing Agreement

In January 2012, the Company replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “New Parent Company Loans”). The New Parent Company Loans consists of: (i) term loans aggregating $75,000,000 (the “New Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “New Parent Company Revolving Loans,”). The lenders hold a security interest in substantially all of the assets of the Company’s rotating electrical segment. As permitted by the New Parent Company Financing Agreement, the Company subsequently raised $15,000,000 of capital. The New Parent Company Financing Agreement permits the Company to invest up to $20,000,000 in Fenco.

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

Equity Transaction

In April 2012, the Company entered into a Subscription Agreement (“Subscription Agreement”) and a Registration Rights Agreement (“Registration Rights Agreement”) to raise approximately $15,000,000 in gross proceeds through a private placement of its common stock. Pursuant to the terms of the Subscription Agreement, certain accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share (“Private Placement”).  The Company plans to use the proceeds to enhance the integration of its Fenco acquisition and for general corporate purposes.

18. New Accounting Pronouncements

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued an update which clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. The update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2011. Early application of this update by public entities is prohibited. The Company does not expect the adoption of this guidance on January 1, 2012 to have any impact on its consolidated financial position and the results of operations.

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

We historically have remanufactured alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. As a result of our acquisition on May 6, 2011, we now also manufacture, remanufacture and distribute new and remanufactured steering components, brake calipers, master cylinders, hub assembly and bearings, clutches and clutch hydraulics, and control arms for the full range of passenger and truck vehicles. The remanufactured products are sold under the Fenco™ brand name and new products are sold under the Dynapak® brand name.

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

Historically, the largest share of our business was in the DIY market. While that is still the case, our DIFM business is now a significant part of our business. In times of recession, we believe consumers are more likely to purchase replacement parts in the DIY market because of lower prices compared to the DIFM market. We believe the key driver for replacement parts sales is vehicle age.

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

Under-the-car Product Line Turnaround Plan

Our top turnaround priority is to improve the financial performance of our under-the-car product line business to position it for sustained profitability and growth in the long-term. At the same time we are focused on maintaining strong liquidity and our excellent reputation for customer service.  We have been systematically and aggressively implementing our under-the-car product line turnaround plan since acquisition with our initial goal to enhance customer service followed by our plan to streamline the operations, with a goal of achieving profitability and positive cash flow for the under-the-car business. This turnaround plan is built on the following elements: upgrading customer service levels; focusing on product excellence; discontinuing certain product offerings; improving manufacturing and logistics productivity; and implementing cost savings throughout the operating model.

Customer Service Levels. We have made certain inventory purchases above our normal cost in order to expedite improving customer service levels.  This initiative has resulted in significant improvements in our customers’ order fill rates.  As of December 31, 2011, we had increased inventory levels by approximately $25 million. We expect to decrease these inventory levels as we continue to normalize our supply chain.

Product Excellence.  We continue to place significant attention on maintaining and improving product excellence in our under-the-car product line business. We have implemented a personnel training program at Fenco’s facilities in Monterrey, Mexico and have also implemented new quality control systems including new end of line testing at all of our production facilities. Throughout our system we have engaged third party labs to test purchased products.

Review of Product Offerings. With our Fenco acquisition we have added several new product lines which are vehicle operation critical. We have reviewed and continue to review the market opportunities for our products and potential products. In December 2011, we decided to discontinue the CV axle product line and shut-down the related facility. We have successfully supported our customers through this transition and continue to sell down the remaining CV axle inventory.

Manufacturing Productivity. We have implemented a process of continuing improvements at Fenco facilities and expect to see enhancement to productivity as we introduce lean operating disciplines.

We anticipate continuing to refine this turnaround plan as the various elements are implemented. We expect these and related initiatives will be substantially completed in the first quarter of fiscal 2014 and result in positive EBITDA. Our ability to successfully implement this plan and the timing of our implementation of this plan will depend on, among other things, our customer and vendor support and the financial resources that are or will become available for implementation of this plan. In April 2012, we secured capital to enable us to invest up to an additional $20 million in Fenco.

Results of Operations for the Three Months Ended December 31, 2011 and 2010

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The acquisition of Fenco on May 6, 2011 has had a significant impact on the comparability of results as discussed below.

The following table summarizes certain key operating data by segment for the periods indicated:

	Rotating	Under-the-Car
Three months ended December 31,	Electrical	Product Line		Consolidated
2011
Gross profit percentage	30.0%	(35.5	) %	(2.8	) %
Cash flow used in operations	$3,048,000	$(3,162,000)		$(114,000)
Finished goods turnover (annualized) (1)	5.6	3.3		3.9
Annualized return on equity (2)	-	-		(78.7	) %

2010
Gross profit percentage	31.9%	-%		31.9%
Cash flow provided by operations	$(1,446,000)	$-		$(1,446,000)
Finished goods turnover (annualized) (1)	6.1	-		6.1
Annualized return on equity (2)	-	-		14.5%

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)
Annualized return on equity is computed as consolidated net income for the fiscal quarter multiplied by 4 and dividing the result by beginning consolidated shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the three months ended December 31, 2011 and 2010:

	Rotating	Under-the-Car
Three months ended December 31,	Electrical	Product Line		Eliminations	Consolidated

2011
Net sales to external customers	$41,895,000	$42,202,000		$-	$84,097,000
Intersegment revenue, net of cost	241,000	-		(241,000)	-
Cost of goods sold	29,500,000	57,196,000		(241,000)	86,455,000
Gross profit (loss)	12,636,000	(14,994,000)		-	(2,358,000)
Cost of goods sold as a percentage of net sales	70.0%	135.5%		-	102.8%
Gross profit (loss) percentage	30.0%	(35.5	) %	-	(2.8	) %

2010
Net sales	$41,288,000	$-		$-	$41,288,000
Cost of goods sold	28,115,000	-		-	28,115,000
Gross profit	13,173,000	-		-	13,173,000
Cost of goods sold as a percentage of net sales	68.1%	-%		-	68.1%
Gross profit percentage	31.9%	-%		-	31.9%

Net Sales. Our consolidated net sales for the three months ended December 31, 2011 increased by $42,809,000, or 103.7%, to $84,097,000 compared to consolidated net sales for the three months ended December 31, 2010 of $41,288,000. The increase in consolidated net sales was due primarily to (i) our May 6, 2011 acquisition of Fenco which resulted in additional net sales of $42,202,000 or 102.2%, and (ii) increase in net sales to customers of $607,000 or 1.5%, primarily to the existing customers in our rotating electrical product line.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of consolidated net sales increased during the three months ended December 31, 2011 to 102.8% from 68.1% for the three months ended December 31, 2010, resulting in a corresponding decrease in our consolidated gross profit percentage of 34.7% to a negative consolidated gross profit of 2.8% for the three months ended December 31, 2011 from 31.9% for the three months ended December 31, 2010.

•	Rotating Electrical product line

The gross profit percentage in our rotating electrical product line decreased to 30.0% from 31.9% during the three months ended December 31, 2010 due primarily to customer purchasing and return patterns and lower recycling income partly offset by lower manufacturing costs during the three months ended December 31, 2011.

•	Under-the-car product line

The gross profit percentage in our under-the-car product line was negative 35.5% for the three months ended December 31, 2011 representing a negative gross profit of $14,994,000. This negative gross profit was primarily the result of low sales prices, higher customer allowances being provided and higher manufacturing costs due in part to the increase in the under-absorption of overhead on lower production levels. As we integrate the Fenco business, we are addressing future pricing and the efficiency of the manufacturing operations and implementing cost savings initiatives for production, warehousing, and distribution.

In addition to the overall negative contribution of our under-the-car product line sales, our gross profit was also significantly impacted by our decision to discontinue the CV axle product line, which we substantially reduced sales and support for in December 2011. We have successfully transitioned our customers to new suppliers and we are in the process of liquidating our remaining inventory. The negative gross profit impact of the discontinued line was $5,466,000 (of which $657,000 relates to severance cost), including (i) the negative contribution from the product line in the period up to the closure, of $279,000, and (ii) the recording of the additional reserve of $4,530,000 for the core and raw material inventory to reduce the cost to net realizable value.

In addition, our gross profit in the three months ended December 31, 2011, was further impacted by (i) the negative contribution of $379,000 related to certain additional product lines we stopped selling and supporting in December 2011, (ii) additional costs of approximately $358,000 that were incurred in connection with the modification of a product for a new customer program, and (iii) contractual customer penalties of $292,000.

To improve customer service, plant productivity and product quality levels we also incurred additional expenses that impacted our gross profit percentage as follows:

•	In order to improve our quality and productivity levels, we replaced and trained a large number of personnel at Fenco’s facilities at Monterrey, Mexico at an approximate cost of $1,100,000
•
To expedite improving customer service levels, we made certain inventory purchases above our normal cost for $1,013,000 for inventory that was sold during the three months ended December 31, 2011, and we incurred increased inbound freight expenses of $419,000.

In connection with the May 6, 2011 Fenco acquisition, $373,000 was charged to cost of goods sold in our under-the-car product line related to the fair value step-up of inventory acquired which was sold during the three months ended December 31, 2011. As of December 31, 2011, there was $467,000 of inventory fair value step-up value remaining to be expensed as the inventory is sold.

Excluding the impact of the above items related to the under-the-car product line, the gross profit percentage in the three months ended December 31, 2011, would have been approximately negative 14.9% before the impact of the unique current period customer allowances and rebates. We anticipate that the gross profit percentage will be improved after effective and timely implementation of our planned cost savings initiatives for production, warehousing, and distribution.

Operating Expenses

The following table summarizes operating expenses by segment for the three months ended December 31, 2011 and 2010:

	Rotating	Under-the-Car
Three months ended December 31,	Electrical	Product Line	Eliminations	Consolidated
2011
General and administrative	$4,495,000	$6,094,000	$-	$10,589,000
Sales and marketing	2,058,000	1,311,000	-	3,369,000
Research and development	453,000	-	-	453,000
Impairment of fixed assets	-	1,031,000	-	1,031,000
Percent of net sales
General and administrative	10.7%	14.4%	-	12.6%
Sales and marketing	4.9%	3.1%	-	4.0%
Research and development	1.1%	-	-	0.5%
Impairment of fixed assets	-	2.4%	-	1.2%

2010
General and administrative	$4,384,000	$-	$-	$4,384,000
Sales and marketing	1,798,000	-	-	1,798,000
Research and development	391,000	-	-	391,000
Percent of net sales
General and administrative	10.6%	-	-	10.6%
Sales and marketing	4.4%	-	-	4.4%
Research and development	0.9%	-	-	0.9%

General and Administrative. Our consolidated general and administrative expenses for the three months ended December 31, 2011 were $10,589,000, which represents an increase of $6,205,000, or 141.5%, from general and administrative expenses for the three months ended December 31, 2010 of $4,384,000. The increase of $111,000 in general and administrative expenses for our rotating electrical business during the three months ended December 31, 2011 was primarily due to $624,000 of professional services and travel incurred in connection with our Fenco operations and was partly offset by a gain of $488,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a gain of $31,000 during the three months ended December 31, 2010.

General and administrative expenses for the under-the-car product line during the three months ended December 31, 2011 were $6,094,000, and were primarily attributable to (i) $2,423,000 of employee-related expenses, (ii) $1,459,000 of professional services fees and other consulting fees, and (iii) $748,000 of amortization of intangible assets.

Sales and Marketing. Our consolidated sales and marketing expenses for the three months ended December 31, 2011 increased $1,571,000, or 87.4%, to $3,369,000 from $1,798,000 for the three months ended December 31, 2010. The increase of $260,000 for our rotating electrical business was due primarily to (i) increased travel incurred in connection with our Fenco operations, (ii) increased commissions, and (iii) increased employee-related expenses.

Sales and marketing expenses for the under-the-car product line were $1,311,000 and primarily include (i) $469,000 of advertising expenses, (ii) $453,000 of employee-related expenses, (iii) $276,000 of sales commissions and agent fees, and (iv) $113,000 of travel expenses.

Research and Development. Our consolidated research and development expenses increased by $62,000, or 15.9%, to $453,000 for the three months ended December 31, 2011 from $391,000 for the three months ended December 31, 2010. The increase in research and development expenses was due primarily to an increase in supplies at our rotating electrical product line as compared to the three months ended December 31, 2010.

Impairment of Fixed Assets. In December 2011 we decided to discontinue the CV axle product line and shut-down the related facility located in Bedford, New Hampshire.  As a result we recorded an impairment loss of approximately $1,031,000 for the three months ended December 31, 2011, which represents the write-off of the carrying amount of fixed assets.

Interest Expense

Interest Expense. Interest expense incurred by our rotating electrical product line for the three months ended December 31, 2011 was $1,549,000. This represents an increase of $552,000 compared to interest expense of $997,000 during the three months ended December 31, 2010. This increase is primarily attributable to an increase in interest expense resulting from higher average outstanding balances and an increased balance of receivables being discounted under the receivable discount programs.

Interest expense incurred by our under-the-car product line was $1,713,000 during the three months ended December 31, 2011. This interest expense primarily represents the cost of receivables being discounted under the receivable discount programs and interest expense incurred on the average outstanding balances on our Fenco Revolving Facility and Fenco Term Loan.

Provision for Income Taxes

Income Tax. We recorded income tax expense for the three months ended December 31, 2011. This is primarily due to not recognizing income tax benefits related to the net losses of the Fenco operations. Income tax expense, excluding the net losses of the Fenco operations, for the three months ended December 31, 2011 reflect income tax rates higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in other foreign taxing jurisdictions.

In addition, any potential future income tax benefits associated with the net loss we incurred from Fenco operations for the three months ended December 31, 2011, was not recognized due primarily to our assessment of the recoverability of these tax benefits. We have provided a valuation allowance against these net operating loss carryforwards as we determined that it is not more likely than not that the deferred asset will be realized. For the three months ended December 31, 2011, we recorded $152,000 of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

Results of Operations for the Nine Months Ended December 31, 2011 and 2010

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The acquisition of Fenco on May 6, 2011 has had a significant impact on the comparability of results as discussed below.

The following table summarizes certain key operating data by segment for the periods indicated:

	Rotating	Under-the-Car
Nine months ended December 31,	Electrical	Product Line		Consolidated
2011
Gross profit percentage	31.5%	(13.5	) %	8.5%
Cash flow provided by (used in) operations	$7,124,000	$(52,472,000)		$(45,348,000)
Finished goods turnover (annualized) (1)	5.8	3.4		5.5
Annualized return on equity (2)	-	-		(39.8	) %

2010
Gross profit percentage	31.6%	-%		31.6%
Cash flow provided by operations	$7,634,000	$-		$7,634,000
Finished goods turnover (annualized) (1)	5.2	-		5.2
Annualized return on equity (2)	-	-		12.6%

(1)
Annualized finished goods turnover for the rotating electrical segment for the nine months ended December 31, 2011 and 2010 is calculated by multiplying segment cost of sales for each nine month period by 1.33 and dividing the result by the average between beginning and ending segment non-core finished goods inventory values for each nine month period. Annualized finished goods turnover for the under-the-car product line segment for the period subsequent to the acquisition of Fenco is calculated by multiplying segment cost of sales for the period by 1.5 and dividing the result by the average between beginning and ending segment non-core finished goods inventory values for the period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)
Annualized return on equity is computed as consolidated net income for the period multiplied by 1.33 and dividing the result by beginning consolidated shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the nine months ended December 31, 2011 and 2010:

	Rotating	Under-the-Car
Nine months ended December 31,	Electrical	Product Line		Eliminations	Consolidated
2011
Net sales to external customers	$126,648,000	$135,575,000		$-	$262,223,000
Intersegment revenue, net of cost	1,853,000	-		(1,853,000)	-
Cost of goods sold	88,018,000	153,816,000		(1,853,000)	239,981,000
Gross profit (loss)	40,483,000	(18,241,000)		-	22,242,000
Cost of goods sold as a percentage of net sales	68.5%	113.5%		-	91.5%
Gross profit (loss) percentage	31.5%	(13.5	) %	-	8.5%

2010
Net sales	$118,499,000	$-		$-	$118,499,000
Cost of goods sold	81,099,000	-		-	81,099,000
Gross profit	37,400,000	-		-	37,400,000
Cost of goods sold as a percentage of net sales	68.4%	-		-	68.4%
Gross profit percentage	31.6%	-		-	31.6%

Net Sales. Our consolidated net sales for the nine months ended December 31, 2011 increased by $143,724,000, or 121.3%, to $262,223,000 compared to consolidated net sales for the nine months ended December 31, 2010 of $118,499,000. The increase in consolidated net sales was due primarily to (i) our May 6, 2011 acquisition of Fenco which resulted in additional net sales of $135,575,000 or 114.4%, and (ii) an increase in sales to customers of $8,149,000 or 6.9%, primarily to the existing customers in our rotating electrical product line.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of consolidated net sales increased during the nine months ended December 31, 2011 to 91.5% from 68.4% for the nine months ended December 31, 2010, resulting in a corresponding decrease in our consolidated gross profit percentage of 23.1% to 8.5% for the nine months ended December 31, 2011 from 31.6% for the nine months ended December 31, 2010.

•	Rotating Electrical product line

The gross profit percentage in our rotating electrical product line decreased to 31.5% from 31.6% during the nine months ended December 31, 2011 due primarily to an increase in the provision for excess and obsolete inventory of $657,000 partly offset by lower per unit manufacturing costs.

•	Under-the-car product line

The gross profit percentage in our under-the-car product line was negative 13.5% for the nine months ended December 31, 2011 representing a negative gross profit of $18,241,000. This negative gross profit was primarily a result of low sales prices, higher customer allowances being provided and high manufacturing costs due in part to the increase in the under-absorption of overhead on lower production levels. As we integrate the Fenco business, we are addressing future pricing and the efficiency of the manufacturing operations and implementing cost savings initiatives for production, warehousing, and distribution.

In addition to the overall negative contribution on our under-the-car product line sales, our gross profit was also significantly impacted by our decision to discontinue the CV axle product line, which we substantially reduced sales and support for in December 2011. The negative gross profit impact of the discontinued line was $7,282,000 (of which $657,000 relates to severance cost) including (i) the negative contribution from the product line in the period of $2,095,000 and (ii) the recording of the additional reserve of $4,530,000 for the core and raw material inventory to reduce the cost to net realizable value.

In addition, our gross profit in the nine months ended December 31, 2011, was further impacted by (i) negative contribution of $1,253,000 related to certain additional product lines we stopped selling and supporting in December 2011, (ii) additional costs of approximately $917,000 that were incurred in connection with the modification of a product for a new customer program, and (iii) contractual customer penalties of $1,324,000.

To improve customer service, plant productivity and product quality levels we also incurred additional expenses that impacted our gross profit percentage as follows:

•	In order to improve our quality and productivity levels, we replaced and trained a large number of personnel at Fenco’s facilities at Monterrey, Mexico at an approximate cost of $3,011,000
•
To expedite improvement of customer service levels, we made certain inventory purchases above our normal cost for $2,262,000 for inventory that was sold during the nine months ended December 31, 2011, and we incurred increased inbound freight expenses of $785,000

In connection with the May 6, 2011 Fenco acquisition, $3,780,000 was charged to cost of goods sold in our under-the-car product line related to the fair value step-up of inventory acquired which was sold during the nine months ended December 31, 2011. As of December 31, 2011, there was $467,000 of inventory fair value step-up value remaining to be expensed as the inventory is sold.

Excluding the impact of the above items related to the under-the-car product line, the gross profit margin in the nine months ended December 31, 2011, would have been approximately 1.3% before the impact of the unique customer allowances and rebates. We anticipate that the gross profit will be improved after effective and timely implementation of our planned cost savings initiatives for production, warehousing, and distribution.

Operating Expenses

The following table summarizes operating expenses by segment for the nine months ended December 31, 2011 and 2010:

	Rotating	Under-the-Car
Nine months ended December 31,	Electrical	Product Line	Eliminations	Consolidated
2011
General and administrative	$16,809,000	$14,157,000	$-	$30,966,000
Sales and marketing	5,789,000	3,230,000	-	9,019,000
Research and development	1,270,000	-	-	1,270,000
Impairment of fixed assets	-	1,031,000	-	1,031,000
Acquisition costs	713,000	-	-	713,000
Percent of net sales
General and administrative	13.3%	10.4%	-	11.8%
Sales and marketing	4.6%	2.4%	-	3.4%
Research and development	1.0%	-	-	0.5%
Impairment of fixed assets	-	0.8%	-	0.4%
Acquisition costs	0.6%	-	-	0.3%

2010
General and administrative	$11,979,000	$-	$-	$11,979,000
Sales and marketing	4,739,000	-	-	4,739,000
Research and development	1,153,000	-	-	1,153,000
Acquisition costs	-	-	-	-
Percent of net sales
General and administrative	10.1%	-	-	10.1%
Sales and marketing	4.0%	-	-	4.0%
Research and development	1.0%	-	-	1.0%
Acquisition costs	0.0%	-	-	0.0%

General and Administrative. Our consolidated general and administrative expenses for the nine months ended December 31, 2011 were $30,966,000, which represents an increase of $18,987,000, or 158.5%, from general and administrative expenses for the nine months ended December 31, 2010 of $11,979,000. The increase of $4,830,000 in general and administrative expenses for our rotating electrical business during the nine months ended December 31, 2011 was primarily due to (i) $1,780,000 of professional services and travel incurred in connection with our Fenco operations, (ii) a loss of $1,399,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a loss of $301,000 recorded during the nine months ended December 31, 2010, (iii) $781,000 of increased professional services, (iv) $780,000 of incentive payments made to certain employees in connection with our Fenco acquisition, and (v) $303,000 of decreased amortization of the deferred gain on sale-leaseback transactions.

General and administrative expenses for the under-the-car product line during the nine months ended December 31, 2011 were $14,157,000, and were primarily attributable to (i) $6,308,000 of employee-related expenses, (ii) $2,169,000 of professional services fees and other consulting fees, (iii) $2,072,000 of amortization of intangible assets, (iv) $325,000 of bank financing charges, and (v) $97,000 for legal and professional fees incurred in connection with the Fenco Credit Agreement.

Sales and Marketing. Our consolidated sales and marketing expenses for the nine months ended December 31, 2011 increased $4,280,000, or 90.3%, to $9,019,000 from $4,739,000 for the nine months ended December 31, 2010. The increase of $1,050,000 from our rotating electrical business was due primarily to (i) the benefit from the reversal of commission expenses during the prior year in connection with our August 2009 acquisition, (ii) increased commissions due to increased sales, (iii) increased employee-related expenses, (iv) increased travel and professional services incurred in connection with our Fenco operations, and (v) increased trade show expense.

Sales and marketing expenses for the under-the-car product line were $3,230,000 and primarily include (i) $1,235,000 of employee-related expenses, (ii) $915,000 of advertising expenses, (iii) $716,000 of sales commissions and agent fees, and (iv) $349,000 of travel expenses.

Research and Development. Our consolidated research and development expenses increased by $117,000, or 10.1%, to $1,270,000 for the nine months ended December 31, 2011 from $1,153,000 for the nine months ended December 31, 2010. The increase in research and development expenses was due primarily to an increase in (i) supplies expense, (ii) employee-related expenses, and (iii) travel as compared to the nine months ended December 31, 2010.

Impairment of Fixed Assets. In December 2011 we decided to discontinue the CV axle product line and shut-down the related facility located in Bedford, New Hampshire.  As a result we recorded an impairment loss of approximately $1,031,000 for the nine months ended December 31, 2011, which represents the write-off of the carrying amount of fixed assets.

Acquisition Costs. During the nine months ended December 31, 2011, we incurred $713,000 of legal and professional fees in connection with the Fenco acquisition.

Interest Expense

Interest Expense. Interest expense incurred by our rotating electrical for the nine months ended December 31, 2011 was $4,057,000. This represents a decrease of $242,000 compared to interest expense of $4,300,000 during the nine months ended December 31, 2010. This decrease is primarily attributable to a lower balance of receivables being discounted under the receivable discount programs and lower discount rates on these balances, partly offset by an increase in interest expense on the Old Parent Company Revolving Loan due to higher average outstanding balances.

Interest expense incurred by our under-the-car product line was $4,508,000 during the nine months ended December 31, 2011. This interest expense primarily represents the cost of receivables being discounted under the receivable discount programs and interest expense incurred on the average outstanding balances on our Fenco Revolving Facility and Fenco Term Loan.

Provision for Income Taxes

Income Tax. We recorded income tax expense for the nine months ended December 31, 2011. This is primarily due to not recognizing income tax benefits related to the net losses of the Fenco operations. Income tax expense, excluding the net losses of the Fenco operations, for the nine months ended December 31, 2011 reflect income tax rates higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in other foreign taxing jurisdictions. In addition, our income tax rates for the nine months ended December 31, 2011 were impacted by an additional 1.0% in the period due to certain non-deductible transaction costs incurred in connection with our acquisition of Fenco.

In addition, any potential future income tax benefits associated with the net loss we incurred from Fenco operations for the nine months ended December 31, 2011, was not recognized due primarily to our assessment of the recoverability of these tax benefits. We have provided a valuation allowance against these net operating loss carryforwards as we determined that it is not more likely than not that the deferred asset will be realized. For the nine months ended December 31, 2011, we recorded $275,000 of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

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

Overview

At December 31, 2011, we had negative working capital of $53,606,000, a ratio of current assets to current liabilities of 0.8:1, and cash of $3,133,000, compared to working capital of $1,395,000, a ratio of current assets to current liabilities of 1:1, and cash of $2,477,000 at March 31, 2011.

In accordance with our core accounting policies, we classify all of our core inventories as long-term assets and the portion of core liability related to the core inventory purchased and on the shelves of our customers, are recorded as long-term liabilities. These accounts are therefore excluded from the working capital and current ratio calculations. We do not recognize revenue or the related cost of sales from the sale of remanufactured cores, however, we do invoice and collect for the core value. These accounts receivable amounts are classified as short-term assets.  In addition, upon the sale of a remanufactured core, a core liability is created to record the obligation to provide our customer with a credit upon the return of a like core by the customer.  Since the return of a core is based on the sale of a remanufactured automobile part to an end user of our customer, the offset to this core liability generated by its return to us by our customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term.  The long term core inventory as of December 31, 2011 was $187,475,000 compared to $80,558,000 at March 31, 2011.  The long-term core liability as of December 31, 2011 was $103,079,000. There was no long-term core liability balance at March 31, 2011.

During the nine months ended December 31, 2011, we used cash generated by our rotating electrical segment, from our use of receivable discount programs with certain of our major customers, and our revolving loans as our primary sources of liquidity. These sources were primarily used to make the quarterly principal payment on the Old Parent Company Term Loan.

In January 2012, we replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement (the “New Parent Company Financing Agreement”) with a syndicate of lenders. The New Parent Company Financing Agreement consists of: (i) term loans aggregating $75,000,000 and (ii) revolving loans up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit. A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility, which included the balance outstanding under the Old Parent Company Revolving Loan of $40,500,000 which was shown as a current liability at December 31, 2011, and the Old Parent Company Credit Agreement was terminated. As permitted by the New Parent Company Financing Agreement, we subsequently raised $15,000,000 of capital. The New Parent Company Financing Agreement permits us to invest up to $20,000,000 in Fenco.

In April 2012, we entered into a Subscription Agreement (“Subscription Agreement”) and a Registration Rights Agreement (“Registration Rights Agreement”) to raise approximately $15,000,000 in gross proceeds through a private placement of our common stock. Pursuant to the terms of the Subscription Agreement, certain accredited investors agreed to purchase an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share (“Private Placement”). We plan to use the proceeds to enhance the integration of our Fenco acquisition and for general corporate purposes.

We believe our use of receivable discount programs with certain of our major customers, amounts available under our New Parent Company Loans, the proceeds from our Private Placement, the Fenco Revolving Facility, and our cash and short term investments on hand are sufficient to satisfy our expected future working capital needs, capital lease commitments, repayment of the current portion of our New Parent Company Term Loans, and capital expenditure obligations over the next twelve months. However, our ability to continue to meet such liquidity needs is subject to and will be affected by cash utilized in operations, including our under-the-car product line turnaround plan, continued general economic conditions, uncertain industry conditions, the financial condition of our customers and suppliers, our ability to renegotiate the Fenco Credit Agreement or obtain alternative financing for our under-the-car business and other related factors.

Cash Flows

Net cash used in operating activities was $45,348,000 for the nine months ended December 31, 2011 compared to net cash provided by operating activities of $7,634,000 for the nine months ended December 31, 2010. The rotating electrical segment provided cash from operations of $7,124,000 and $7,634,000 for the nine months ended December 31, 2011 and 2010, respectively. The changes in operating activities for the rotating electrical segment were due primarily to an increase in accounts payable and accrued liabilities in connection with the inventory consigned to Fenco, and increases in non-core inventory and accounts receivable. The most significant changes in our under-the-car product line segment subsequent to our acquisition of Fenco on May 6, 2011, was the $52,472,000 that was used in our under-the-car product line segment due primarily to (i) the net loss incurred by this segment of $43,227,000 adjusted for non-cash charges, (ii) an increase of $20,410,000 in inventory balances in order to improve customer service levels, and (iii) an increase in accounts payable and accrued liabilities of $6,078,000.

Net cash used in investing activities was $1,097,000 and $6,268,000 during the nine months ended December 31, 2011 and 2010, respectively. Our capital expenditures for our rotating electrical segment for the nine months ended December 31, 2011 and 2010 was $746,000 and $1,119,000, respectively, primarily related to the purchase of equipment for our manufacturing facilities. In addition, net cash used in investing activities during the nine months ended December 31, 2010 included the secured loan made to Fenco of $4,863,000 prior to the acquisition in May 2011, and the payment of the purchase price holdback of $464,000 in connection with our acquisition of Automotive Importing Manufacturing, Inc.

Net cash provided by financing activities was $47,209,000 for the nine months ended December 31, 2011 compared to net cash used in financing activities of $1,978,000 during the nine months ended December 31, 2010. The rotating electrical segment provided cash from financing activities of $39,209,000 during the nine months ended December 31, 2011, compared to the net cash used in financing activities of $1,978,000 during the nine months ended December 31, 2010. The cash provided from financing activities was used primarily to finance Fenco. In addition, Fenco increased their credit facility by $10,000,000 which was used for working capital.

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

The balance outstanding under the Old Parent Company Revolving Loan was $40,500,000 at December 31, 2011. There was no outstanding balance on the Old Parent Company Revolving Loan at March 31, 2011. We had reserved $1,126,000 of the Old Parent Company Revolving Loan for standby letters of credit for workers’ compensation insurance and $4,406,000 for commercial letters of credit as of December 31, 2011. As of December 31, 2011, $3,968,000 was available under the Old Parent Company Revolving Loan.

In January 2012, we replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “New Parent Company Loans”). The New Parent Company Loans consist of: (i) term loans aggregating $75,000,000 (the “New Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “New Parent Company Revolving Loans,”). The lenders hold a security interest in substantially all of the assets of our rotating electrical segment. As permitted by the New Parent Company Financing Agreement, we subsequently raised $15,000,000 of capital. The New Parent Company Financing Agreement permits us to invest up to $20,000,000 in Fenco.

A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility and the Old Parent Company Credit Agreement was terminated.

Fenco Credit Agreement

In connection with the acquisition of Fenco, our now wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory. At December 31, 2011, approximately $1,128,000 was available under the Fenco Revolving Facility.

As of December 31, 2011, $47,713,000 of the Fenco Revolving Facility was outstanding, $712,000 was reserved for standby commercial letters of credit and $372,000 was reserved for certain expenses. In addition, $1,000,000 of this Fenco Revolving Facility was reserved for Canadian operations use. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment.

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

We have classified the Fenco Revolving Facility as long-term as of December 31, 2011 as we have the ability and intent to hold the balance outstanding for an uninterrupted period extending beyond one year from the balance sheet date. The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of December 31, 2011, the Fenco Borrowers were not in compliance with the minimum EBITDA covenant and the requirement to submit the most recent interim financial statements within time frames specified by the Fenco Credit Agreement. On May 11, 2012, the Fenco Borrowers obtained a waiver for non-compliance with these covenants.

The Fenco Revolving Facility and the Fenco Term Loan mature on October 6, 2012, but may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.  On May 11, 2012, the maturity date of the Fenco Revolving Facility and the Fenco Term Loan was extended to May 13, 2013.

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

The following is a summary of the receivable discount programs:

	Nine Months Ended
	December 31,
	2011	2010

Receivables discounted	$197,019,000	$100,857,000
Weighted average days	314	328
Annualized weighted average discount rate	2.9%	4.1%
Amount of discount as interest expense	$4,984,000	$3,755,000

Off-Balance Sheet Arrangements

At December 31, 2011, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $1,068,000 for the nine months ended December 31, 2011 and primarily related to the purchase of equipment for our manufacturing facilities. We expect our fiscal year 2012 capital expenditures to be approximately $2 million combined for both segments. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2011.

Subsequent Events

New Parent Company Financing Agreement

In January 2012, we replaced the Old Parent Company Credit Agreement by entering into a new parent company financing agreement with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “New Parent Company Loans”). The New Parent Company Loans consists of: (i) term loans aggregating $75,000,000 (the “New Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “New Parent Company Revolving Loans,”). The lenders hold a security interest in substantially all of the assets of our rotating electrical segment. As permitted by the New Parent Company Financing Agreement, we subsequently raised $15,000,000 of capital. The New Parent Company Financing Agreement permits us to invest up to $20,000,000 in Fenco.

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

Equity Transaction

In April 2012, we entered into a Subscription Agreement and a Registration Rights Agreement to raise approximately $15,000,000 in gross proceeds through a private placement of our common stock. Pursuant to the terms of the Subscription Agreement, certain accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share. We plan to use the proceeds to enhance the integration of our Fenco acquisition and for general corporate purposes.

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

Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs

In May 2011, the FASB issued an update which clarifies some existing concepts, eliminates wording differences between U.S. GAAP and International Financial Reporting Standards (“IFRS”), and in some limited cases, changes some principles to achieve convergence between U.S. GAAP and IFRS. The update results in a consistent definition of fair value and common requirements for measurement of and disclosure about fair value between U.S. GAAP and IFRS, and expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. The amendments in this update are effective for interim and annual reporting periods beginning after December 15, 2011. Early application of this update by public entities is prohibited. We do not expect the adoption of this guidance on January 1, 2012 to have any impact on our consolidated financial position and the results of operations.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-5(e).  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2011.

Changes in Internal Control over Financial Reporting

There were no changes in MPA's internal control over financial reporting during the quarter ended December 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

On May 6, 2011, MPA acquired Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts.  For additional information regarding the acquisition, refer to Note 2 of the Condensed Notes to Consolidated Financial Statements and, Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 2 of this Quarterly Report.  As permitted by SEC guidance, which allows for a one-year integration period, management has excluded the operations related to Fenco from its assessment of MPA internal control over financial reporting as of December 31, 2011.

Since the acquisition of Fenco we have been unable to timely file our Quarterly Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second and third quarters of our fiscal 2012. As a result, management has concluded that our disclosure controls and procedures were not effective because of the existence of a material weakness in our internal control over financial reporting at Fenco. Specifically, systems required to segregate and account for core and other transactions accurately were inadequate.  Also, the financial policies and procedures existing at Fenco did not provide for effective oversight and review of the reconciliation of accounts at month or quarter ends.  In addition, the overall accounting skill set was inadequate to diligently and consistently perform key accounting controls.  As a result, Fenco was unable to complete the financial closing process on a timely and accurate basis.

As a result of the material weakness, we have commenced a review of the internal controls over financial reporting at Fenco and began putting in place appropriate oversight and controls. From our fiscal 2012 second quarter filing, we integrated the core receiving and return transactions into our financial reporting process and implemented additional core tracking procedures.   We have also added additional personnel to review core and other transactions.

In preparing our fiscal 2012 third quarter filing, direct oversight by MPA management of Fenco accounting personnel has substantially increased.   Additional key personnel added in the third and fourth quarters improved the overall accounting skill set.  However, additional accounting resources may be required to support the consistent performance of accounting internal controls.

Integration activities, including documenting and assessing Fenco internal controls over financial reporting, are currently in process.  Additionally, the Company has ongoing initiatives to standardize the Fenco financial, information technology, and operating systems.  Fenco business applications are scheduled for conversion to the MPA business applications from June 2012 through November 2012. The initial annual assessment of internal controls over financial reporting for the acquired business will be conducted over the course of the fiscal year 2013.

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

●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes and local business practices;
●	political or military conflict involving the United States, which could cause a delay in the transportation of our products and an increase in transportation costs;
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

We have had a material weakness in our internal control over financial reporting at Fenco and cannot assure you that additional material weaknesses will not be identified in the future.  Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effective on our stock price.

Management has identified a material weakness in our internal control over financial reporting at Fenco that affected our financial statements for the quarterly periods ended September 30, 2011 and December 31, 2011.  See “Item 4.  Controls and Procedures.”

The material weakness in our internal control over financial reporting at Fenco related to the following factors:  the inadequacy of systems required to segregate and account for core and other transactions accurately; the failure of financial policies and procedures at Fenco to provide for effective oversight and review of the reconciliation of accounts at month or quarter ends; and the inadequacy of the overall accounting skill set at Fenco for diligent and consistent performance of key accounting controls.  These factors resulted in Fenco’s inability to complete the financial closing process on a timely and accurate basis.

We cannot assure you that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations (which may result in our failure to maintain the listing standards for our common stock) or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404.  The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations (which may result in our failure to maintain the listing standards for our common stock) and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

The Fenco Borrowers have incurred substantial indebtedness, which could restrict the business activities of our under-the-car product line.

As of December 31, 2011, $47,713,000 was outstanding under the Fenco Revolving Facility and $10,000,000 was outstanding under the Fenco Term Loan.  Industry conditions continue to evolve, and we are unable to predict the actions that we may be required to take in order to successfully implement our under-the-car product line turnaround plan and maintain the Fenco Borrowers’ access to liquidity in response to these conditions.  The inability of our under-the-car business to generate sufficient cash flow to satisfy the Fenco Borrowers’ obligations or to refinance the Fenco Borrowers’ debt obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

The substantial indebtedness of the Fenco Borrowers could:

●	increase the vulnerability of our under-the-car business to general adverse economic and industry conditions;
●	limit our ability to respond to business opportunities otherwise available for our under-the-car business;
●	subject the Fenco Borrowers to additional financial and other restrictive covenants, the failure of which to satisfy could result in default under the Fenco Borrowers’ indebtedness; and
●	make it difficult for the Fenco Borrowers to satisfy their obligations under their indebtedness.

Impairment of charges relating to goodwill and long-lived assets may have a material adverse effect on our earnings and results of operations.

We regularly monitor our goodwill and long-lived assets for impairment indicators.  In conducting our goodwill impairment testing, we compare the fair value of each our business segments to the related net book value.  In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values.  Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets.  In the event that we determine our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our results of operations.

Our failure to execute our under-the-car product line turnaround plan would negatively impact our under-the-car business.

Our financial performance and profitability depend in part on our ability to successfully execute our under-the-car product line turnaround plan.  Various factors, including the substantial indebtedness of the Fenco Borrowers, adverse industry conditions and the other matters discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," could adversely impact our ability to execute our under-the-car product line turnaround plan.  There also can be no assurance that, even if implemented, our under-the-car product line turnaround plan will be successful.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends—The Parent Company Credit Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

Equity Transaction

In April 2012, we entered into a Subscription Agreement and a Registration Rights Agreement to raise approximately $15,000,000 in gross proceeds through a private placement of its common stock. Pursuant to the terms of the Subscription Agreement, 17 accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share. We plan to use the proceeds to enhance the integration of our Fenco acquisition and for general corporate purposes.

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
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2012.

10.11	Subscription Agreement, dated April 20, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2012.

10.12	Registration Rights Agreement, dated April 20, 2012	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 23, 2012.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2011, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Cash Flows; and (iv) the Condensed Notes to Consolidated Financial Statements, tagged as blocks of text
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: May 14, 2012	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: May 14, 2012	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer