Form 10-K
period 2012-03-31
MOTORCAR PARTS AMERICA INC
filed 2012-09-28
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  _______________ to _____________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2011, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $94,442,369 based on the closing sale price as reported on the NASDAQ Global Market.

There were 14,471,321 shares of common stock outstanding as of September 24, 2012.

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

MOTORCAR PARTS OF AMERICA, INC.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries. This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from the results discussed in any forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K generally.

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

PART I

Item 1. Business

General

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automobile parts.

We historically have remanufactured alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. As a result of our May 2011 acquisition of the business formerly operated by Fenwick Automotive Products Limited (“FAPL”), we also manufacture, remanufacture and distribute new and remanufactured steering components, brake calipers, master cylinders, hub assembly and bearings, and clutches and clutch hydraulics for virtually all passenger and truck vehicles. The acquisition of FAPL provided us the opportunity to expand beyond our existing product lines of alternators and starters and further enhanced our market presence in North America. As a result of this acquisition, we reassessed and revised our segment reporting to reflect two reportable segments, our existing product lines were included under our rotating electrical and the product lines from our FAPL acquisition were included under the under-the-car product line, based on the way we manage, evaluate and internally report our business activities. We intend to focus our efforts in the near term on four major categories: rotating electrical, brakes, steering, and wheel hubs and bearings. All of these parts are non-discretionary.

The current population of vehicles in North America is approximately 240 million and the average age of these vehicles is approximately 11 years. We believe the market for replacement parts is primarily driven by the age of vehicles and the miles driven. While an aged vehicle population is favorable today, miles driven continues to fluctuate primarily based on fuel prices.

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

Our products are distributed to both the DIY and DIFM markets and are distributed predominantly throughout North America. We sell our products to the largest auto parts retail chains and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their warranty replacement programs (“OES”). Demand and replacement rates for aftermarket remanufactured automobile parts generally increase with the age of vehicles and increases in miles driven.

Historically, the largest share of our business was in the DIY market. While that is still the case, our DIFM business is now a significant part of our business. In difficult economic times, we believe consumers are more likely to purchase lower cost replacement parts in both the DIY and DIFM markets. We focus on supplying both these channels with the most cost efficient replacement parts for the consumer to purchase.

The DIFM market is an attractive opportunity for growth. We are positioned to benefit from this market opportunity in two ways: (1) our auto parts retail customers are expanding their efforts to target the DIFM market and (2) we sell our products under private label and our Quality-Built®, Talon®, Xtreme®, Reliance™, Fenco™, Dynapak®, and other brand names directly to suppliers that focus on professional installers. In addition, we sell our products to OE manufacturers for distribution to the professional installer both for warranty replacement and their general aftermarket channels. We have been successful in growing sales to this market.

Financial information regarding our operating segments is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

Company Products

Our products are manufactured to meet or exceed OE manufacturer specifications. Remanufacturing generally creates a supply of parts at a lower cost to the end user than newly manufactured parts and makes available automotive parts which are no longer manufactured as new. Our remanufactured parts are sold at competitively lower prices than most new replacement parts.

We recycle nearly all materials in keeping with our focus of positively impacting the environment. Nearly all parts, including metal from the Used Cores, and corrugated packaging are recycled.

We remanufacture automobile parts for virtually all import and domestic vehicles sold in the North America.  We believe most of our automobile parts are non-elective replacement parts in all makes and models of vehicles because they are required for a vehicle to operate. These products are sold under our customers’ widely recognized private label brand names and our Quality-Built®, Talon®, Xtreme®, Reliance™, Fenco™, Dynapak® and other brand names.

The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service import and domestic cars and light trucks. We carry over 4,000 stock keeping units (“SKUs”) for alternators and starters which cover applications for most import and domestic cars and light trucks and over 4,100 SKUs for heavy duty and a variety of agricultural and industrial applications.

We also manufacture, remanufacture and distribute new and remanufactured steering components, brake calipers, master cylinders, hub assembly and bearings, and clutches and clutch hydraulics for virtually all passenger and truck vehicles.  We sell these remanufactured products under the Fenco™ brand name and new products under the Dynapak® brand name. We carry over 13,000 SKUs for virtually all passenger and truck vehicles.

Customers: Customer Concentration

We serve all of the largest retail automotive chain stores including AutoZone, Advance, Genuine Parts (NAPA), O’Reilly, Pep Boys, with an aggregate of approximately 13,500 retail outlets as well as a diverse group of automotive warehouse distributors and OES customers.

While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2012, 2011 and 2010, sales to our four largest customers constituted approximately 70%, 81% and 85%, respectively, of our consolidated net sales, and sales to our largest customer, AutoZone, constituted approximately 41%, 48% and 44%, respectively, of our consolidated net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact upon us.

Customer Arrangements; Impact on Working Capital

We have or are renegotiating long-term agreements with many of our major customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of our products. Because of the very competitive nature of the market and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that we meet ongoing standards related to fulfillment, price, and quality. Our contracts with major customers expire at various dates through March 2019.

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

Competition

The aftermarket automotive parts market is highly competitive. We compete with several large and medium sized remanufacturers and a large number of smaller regional and specialty remanufacturers. We also compete with overseas manufacturers, particularly those located in China, who are increasing their operations and could become a significant competitive force in the future.

We believe that the reputations for quality and customer service that a supplier enjoys are significant factors in a customer’s purchase decision. We believe that these factors favor our company, which provides quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support. We believe that our ability to provide efficient delivery distinguishes us from many of our competitors in the rotating electrical business and provides a competitive advantage, and we are implementing new initiatives in our under-the-car business to improve the efficiency of our delivery of under-the-car products and thus provide a competitive advantage in the under-the-car business. Price and payment terms are also very important competitive factors.

For the most part, our products have not been patented nor do we believe that our products are patentable. We seek to protect our proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of our employees and other persons who have access to that information.

Company Operations

Production Process. Our remanufacturing process begins with the receipt of Used Cores from our customers or core brokers. The Used Cores are evaluated for inventory control purposes and then sorted by part number. Each Used Core is completely disassembled into its fundamental components. The components are cleaned in a process that employs customized equipment and cleaning materials in accordance with the required specifications of the particular component. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. Non-salvageable components of the Used Core are sold as scrap.

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

Our remanufacturing processes combine product families with similar configurations into dedicated factory work cells. This remanufacturing process, known as “lean manufacturing,” replaced the more traditional assembly line approach we had previously utilized and eliminated a large number of inventory moves and the need to track inventory movement through the remanufacturing process. This lean manufacturing process has been fully implemented at all of our rotating electrical production facilities and has recently been introduced at our under-the-car production facilities. Because of this lean manufacturing approach, we significantly reduced the time it takes to produce a finished product. We continue to explore opportunities for improving efficiencies in our remanufacturing process.

Offshore Remanufacturing. The majority of our remanufacturing operations are now conducted at our facilities in Mexico and Malaysia. For our rotating electrical products, we continue to maintain production of certain remanufactured units that require specialized service and/or rapid turnaround in our U.S. facilities. We also operate technical centers within our U.S. facilities which provide recertification of finished goods returns, rework including testing, kitting and packaging, and some small scale production. In addition, we operate a shipping and receiving warehouse and testing facility in Singapore for our rotating electrical products.

Used Cores. The majority of our Used Cores are obtained from customers using our core exchange program. The core exchange program consists of the following steps:

•	Our customers purchase from us a remanufactured unit to be sold to their consumer.

•	Our customers offer their consumers a credit to exchange their used unit (Used Core) at the time the consumer purchases a remanufactured unit.

•	We, in turn, offer our customers a credit to send us these Used Cores. The credit reduces our accounts receivable.

Our customers are not obligated to send us all the Used Cores exchanged by their consumers. We have historically purchased Used Cores in the open market from core brokers who specialize in buying and selling Used Cores. Although the open market is not a primary source of Used Cores, it is a critical source for meeting our raw material demands. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are reusable. The yield rates depend upon both the product and customer specifications.

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

Return Rights. Under our customer agreements and general industry practice, our customers are allowed stock adjustments when their inventory of certain product lines exceeds the inventory necessary to support sales to end-user consumers. Customers have various contractual rights for stock adjustments which are typically in the range of 3%-5% of total consolidated units sold. In some instances, we allow a higher level of returns in connection with a significant update order. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. We allow this general right of return regardless of whether the returned item is defective. We seek to limit the aggregate of stock adjustment and other customer returns to less than 20% of unit sales. Stock adjustment returns do not occur at any specific time during the year.

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

Supplier Relationships. We purchase products from suppliers for resale, primarily in our under-the-car segment. We have entered into a long-term strategic relationship with Wanxiang America Corporation (the “Supplier”) wherein it has the right to supply new automotive parts and components required by FAPL, our wholly-owned subsidiary, from third party suppliers, provided that the Supplier matches or betters pricing and other material terms of third party suppliers for all parts of comparable quality that FAPL requires.

Sales, Marketing and Distribution. We have one of the widest varieties of automotive products available to the market, and we market and distribute our products throughout North America. Our products for the automotive retail chain market are primarily sold under our customers’ widely recognized private labels. We have expanded our sales efforts beyond automotive retail chains to include warehouse distribution centers serving professional installers. Our products are also sold under our own Quality-Built®, Talon®, Xtreme®, Reliance™, Fenco™, Dynapak®, and other brand names. We ship our products from our facilities and fee warehouses located in North America.

We publish, for print and electronic distribution, a catalog with part numbers and applications for our products along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.

Employees. We had 3,340 employees at March 31, 2012, compared to 1,689 employees at March 31, 2011. Of these 408 employees were located in the U.S., 122 in Canada, 2,581 in Mexico, and 229 at our Singapore and Malaysian facilities, at March 31, 2012. Approximately 317 of these employees were administrative personnel, of which 31 were engaged in sales.  A union represents approximately 2,453 employees at our Mexico facilities. All other employees are non-union. We consider our relations with our employees to be satisfactory.

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

Our consolidated net sales are concentrated among a small number of large customers. During fiscal 2012, sales to our four largest customers constituted approximately 70% of our consolidated net sales, and sales to our largest customer constituted approximately 41% of our consolidated net sales. Because our sales are concentrated, and the market in which we operate is very competitive, we are under ongoing pressure from our customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of any of our major customers. The loss or significant decline of sales to any of our major customers would reduce our net income and adversely affect our operating results.

Our offshore remanufacturing and logistic activities expose us to increased political and economic risks and place a greater burden on management to achieve quality standards.

Our overseas operations, especially our operations in Mexico, increase our exposure to political, criminal or economic instability in the host countries and to currency fluctuations. Risks are inherent in international operations, including:

•	exchange controls and currency restrictions;
•	currency fluctuations and devaluations;
•	changes in local economic conditions;
•	repatriation restrictions (including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries);
•	global sovereign uncertainty and hyperinflation in certain foreign countries;
•	laws and regulations relating to export and import restrictions;
•	exposure to government actions; and
•	exposure to local political or social unrest including resultant acts of war, terrorism or similar events.

These and other factors may have a material adverse effect on our offshore activities and on our business, results of operations and financial condition. Our overall success as a business depends, in part, upon our ability to manage our foreign operations.  We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could adversely affect our business, results of operations and financial condition.

Interruptions or delays in obtaining component parts could impair our business and adversely affect our operating results.

In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange program with our customers, and component parts from third-party manufacturers. Historically, the Used Core returned from customers together with purchases from core brokers have provided us with an adequate supply of Used Cores. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities would be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.

Increases in the market prices of key component raw materials could negatively impact our profitability.

In light of the long-term, continuous pressure on pricing which we have experienced from our major customers, we may not be able to recoup the higher prices which raw materials, particularly aluminum and copper, may command in the marketplace. We believe the impact of higher raw material prices, which is outside our control, is mitigated to some extent because we recover a substantial portion of our raw materials from Used Cores returned to us by our customers through the core exchange program. However, we are unable to determine what adverse impact, if any, sustained raw material price increases may have on our profitability.

Substantial and potentially increasing competition could reduce our market share and significantly harm our financial performance.

While we believe we are well-positioned in the aftermarket for remanufactured products, this market is very competitive. In addition, other overseas manufacturers, particularly those located in China, are increasing their operations and could become a significant competitive force in the future. We may not be successful competing against other companies, some of which are larger than us and have greater financial and other resources at their disposal. Increased competition could put additional pressure on us to reduce prices or take other actions which may have an adverse effect on our operating results.

Our financial results are affected by automotive parts failure rates that are outside our control.

Our operating results are affected by automotive parts failure rates. These failure rates are impacted by a number of factors outside our control, including product designs that have resulted in greater reliability, consumers driving fewer miles as a result of both high gasoline prices and the slowdown in the U.S. economy, and the average age of vehicles on the road. A reduction in the failure rates of automotive parts would adversely affect our sales and profitability.

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

Our lenders may not waive future defaults under our credit agreements.

Over the past several years, we have violated a number of the financial and other covenants contained in our credit agreements. To this point, our lenders have been willing to waive these covenant defaults and to do so without imposing any significant cost or penalty on us. If we fail to meet the financial covenants or the other obligations set forth in our credit agreements in the future, there is no assurance that our lenders will waive any such defaults.

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

Our failure to execute our under-the-car product line turnaround plan would negatively impact our results of operations.

Our financial performance and profitability depend in part on our ability to successfully execute our under-the-car product line turnaround plan. Various factors, including the substantial indebtedness of the Fenco borrowers, adverse industry conditions, and the other matters discussed in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations," could adversely impact our ability to execute our under-the-car product line turnaround plan. There also can be no assurance that, even if implemented, our under-the-car product line turnaround plan will be successful. If it is not, we may not be able to repay debt, could determine to close or sell operations, be subject to liabilities, or undergo certain other events that could cause us to: lose our investment in our Fenco subsidiary, which, as of August 31, 2012, was comprised of $4,946,000 in equity and $49,141,000 of long-term notes receivable, including accrued interest; not collect all or a portion of $27,382,000 of accounts receivable outstanding as of August 31, 2012; and incur other losses.

Our Fenco subsidiaries have incurred substantial indebtedness, which could restrict the business activities of our under-the-car product line.

As of March 31, 2012, $48,884,000 was outstanding under the Fenco revolving facility and $10,000,000 was outstanding under the Fenco term loan. Industry conditions continue to evolve, and we are unable to predict the actions that we may be required to take in order to successfully implement our under-the-car product line turnaround plan and maintain Fenco’s access to liquidity in response to these conditions. The inability of our under-the-car business to generate sufficient cash flow to satisfy Fenco’s obligations or our inability to refinance Fenco’s debt obligations on commercially reasonable terms would have a material adverse effect on our business, financial condition and results of operations.

The substantial indebtedness of Fenco could:

●	increase the vulnerability of our under-the-car business to general adverse economic and industry conditions;
●	limit our ability to respond to business opportunities otherwise available for our under-the-car business;
●	subject Fenco to additional financial and other restrictive covenants, the failure of which to satisfy could result in default under Fenco’s indebtedness; and
●	make it difficult for Fenco to satisfy their obligations under their indebtedness.

Our stock price may be volatile and could decline substantially.

Our stock price may decline substantially as a result of the volatile nature of the stock market and other factors beyond our control. From the date of the Fenco acquisition through September 24, 2012, our stock price ranged from $4.04 to $15.62 per share. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including (i) our operating results failing to meet the expectations of securities analysts or investors in any quarter, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public or private sales of a substantial number of shares of our common stock, and (v) adverse changes in general market conditions or economic trends.

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

Our business, financial condition and results of operations have been materially adversely affected by, among other things, our inability to: integrate the Fenco business into our operations in an efficient and effective manner; integrate Fenco’s financial reporting and internal control systems with our systems; and expand our information technology systems and other business processes to accommodate the Fenco business.  To address these issues, we have implemented and are continuing to implement our Fenco turnaround plan (see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a further discussion of our Fenco turnaround plan).  There can be no assurance that the Fenco turnaround plan will be successfully implemented in a timely manner.

Continuing weakness in conditions in the global credit markets and macroeconomic factors could adversely affect our financial condition and results of operations.

The ongoing weakness in the financial condition of financial institutions has resulted in significant constraints on liquidity and availability in global credit markets and more stringent borrowing terms. Modest economic growth in most major industrial countries in the world and uncertain prospects for continued growth threaten to cause further tightening of the credit markets, more stringent lending standards and terms, and higher volatility in interest rates. The persistence of these conditions could have a material adverse effect on our borrowings and the availability, terms and cost of such borrowings. In addition, deterioration in the U.S. economy could adversely affect our corporate results, which could adversely affect our operating results.

Our reliance on foreign suppliers for certain automotive parts poses various risks.

A significant portion of our certain automotive parts are imported from suppliers located outside the U.S., including various countries in Asia.  As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as:

●	significant delays in the delivery of cargo due to port security considerations;
●	imposition of duties, taxes, tariffs or other charges on imports;
●
imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;

●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes and local business practices;
●	political or military conflict involving the U.S., which could cause a delay in the transportation of our products and an increase in transportation costs;
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

In addition, because we depend on independent third parties to manufacture a significant portion of certain automotive products, we cannot be certain that we will not experience operational difficulties with such manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality controls and failure to meet production deadlines or increases in manufacturing costs.

We have identified a material weakness in our internal control over financial reporting resulting from our acquisition of Fenco and cannot assure that additional material weaknesses will not be identified in the future.  Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements which could require us to restate financial statements, cause investors to lose confidence in our reported financial information and have a negative effective on our stock price.

Management has identified a material weakness in our internal control over financial reporting at Fenco that affected our financial statements for the quarterly periods beginning September 30, 2011 and our financial statements for the year ended March 31, 2012. The material weakness in our internal control over financial reporting at Fenco relates to the following factors:  the inadequacy of systems required to segregate and account for certain transactions accurately; the failure of financial policies and procedures at Fenco to provide for effective oversight and review of the reconciliation of accounts at month or quarter ends; and the inadequacy of the overall accounting skill set at Fenco for diligent and consistent performance of key accounting controls. These factors resulted in Fenco’s inability to complete the financial closing process on a timely and accurate basis. As a result of our failure to meet our periodic reporting obligations in a timely manner, we have received notices from the National Association of Securities Dealers Automated Quotation ("NASDAQ”) regarding our failure to maintain the listing standards for our common stock. We have submitted a compliance plan to NASDAQ, which NASDAQ has accepted. We expect to be able to fulfill the requirements set forth in the compliance plan.

We cannot assure that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement required new or improved controls, or any difficulties we encounter in their implementation, could result in additional significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations (which may result in our failure to maintain the listing standards for our common stock) or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under Section 404 of the Sarbanes-Oxley Act of 2002 and the rules promulgated under Section 404. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, cause us to fail to meet our reporting obligations (which may result in our failure to maintain the listing standards for our common stock) and cause investors to lose confidence in our reported financial information, leading to a decline in our stock price.

Impairment of charges relating to goodwill and long-lived assets may have a material adverse effect on our earnings and results of operations.

We regularly monitor our goodwill and long-lived assets for impairment indicators.  In conducting our goodwill impairment testing, we compare the fair value of each our business segments to the related net book value.  In conducting our impairment analysis of long-lived assets, we compare the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values.  Changes in economic or operating conditions impacting our estimates and assumptions could result in the impairment of our goodwill or long-lived assets.  In the event that we determine our goodwill or long-lived assets are impaired, we may be required to record a significant charge to earnings in our financial statements that could have a material adverse effect on our results of operations. We may also incur charges in connection with the sale of assets or operations, or revaluations of assets as we change our operations.

The issuance of shares of common stock upon events specified in our agreements with the Supplier will result in dilution of the interests of our stockholders, and may reduce the trading price of our common stock.

On August 22, 2012, we entered into an agreement with the Supplier to guarantee up to $22,000,000 of the Fenco Credit Line.  Pursuant to this agreement, after July 1, 2014, or the occurrence of an event of default, the Supplier will have the right to sell up to $8,000,000 of its outstanding obligations under the Fenco Credit Line to us in exchange, at our option, for shares of our common stock, valued at $7.75 per share, or cash.  We also entered into an agreement to issue a warrant to the Supplier, where it may purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share, exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017, provided that if any obligations under the Fenco Credit Line remain outstanding as of August 1, 2017, such date will be the date that is three months after the date that all obligations under the Fenco Credit Line have been repaid in full.

To the extent that these events occur to result in dilution of the interests of our stockholders, there may be an adverse effect on the trading price of our common stock.  The Supplier may exercise its right to sell its obligations under the Fenco Credit Line and warrant at times when the market price of our common stock is higher or lower than the exercise price of the securities.  Accordingly, the issuance of shares of common stock upon exercise of the Supplier’s right to sell its obligations and warrant will likely result in dilution of the equity represented by the then outstanding shares of common stock held by our other stockholders.

Our failure to comply with conditions required for our common stock to be listed on the NASDAQ Global Select Market could result in delisting of our common stock from the NASDAQ Global Select Market.

As a result of our failure to timely file our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, we were not in full compliance with NASDAQ Marketplace Rule 5250(c)(1), which requires us to make, on a timely basis, all filings with the SEC required by the Securities Exchange Act of 1934, as amended.  We are required to comply with NASDAQ listing rules as a condition for our common stock to continue to be listed on the NASDAQ Global Select Market.  If we are unable to comply with the conditions for continued listing, then our shares of common stock are subject to immediate delisting from the NASDAQ Global Select Market.  If our shares of common stock are delisted from the NASDAQ Global Select Market, they may not be eligible to trade on any national securities exchange or the over-the-counter market.  If our common stock is no longer traded through a market system, it may not be liquid, which could affect its price.  In addition, we may be unable to obtain future equity financing, or use our common stock as consideration for mergers or other business combinations. We intend to appeal any decision to delist our shares from the NASDAQ Global Select Market, but cannot provide any assurance that our appeal will be successful.  Any such appeal will not stay the decision to delist our shares.

Our failure to cause to be effective our registration statement on Form S-1 could result in money damages under our subscription agreement and registration rights agreement.

In April 2012, we entered into a subscription agreement and a registration rights agreement (“Subscription Agreement”) to raise $15,004,000 in gross proceeds and net proceeds of $14,100,000 after expenses, through a private placement of our common stock.  Pursuant to the terms of the Subscription Agreement, accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement for a purchase price of $7.75 per share.

Pursuant to the Subscription Agreement, we agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in payment to the purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable.  On June 12, 2012, we filed a registration statement on Form S-1 under the Securities Act of 1933 to register the shares of common stock, which is not effective.

If our registration statement on Form S-1 does not become effective or ceases to become effective as provided in the Subscription Agreement we will be required to pay money damages, which could adversely affect our business, financial condition, results of operations or liquidity.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

Merchandise manufactured overseas represents a part of our total product purchases.  A disruption in the shipping or cost of such merchandise may significantly decrease our sales and profits.  In additional, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands.  Merchandise from alternative sources may also be of lesser quality and more expensive than those we currently import.  Risks associated with our reliance on imported merchandise include disruptions in the shipping and importation or increase in the costs of imported products.  For example, common risks may be:

•	raw material shortages;
•	work stoppages;
•	strikes and political unrest;
•	problems with oceanic shipping, including shipping container shortages;
•	increased customs inspections of import shipments or other factors causing delays in shipments;
•	economic crises;
•	international disputes and wars;
•	loss of “most favored nation” trading status by the United States in relations to a particular foreign country;
•	import duties;
•	import quotas and other trade sanctions; and
•	increases in shipping rates.

Products manufactured overseas and imported into the U.S. and other countries are subject to import restrictions and duties.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location, type of facility, square footage and ownership interest in each of our facilities.

		Approx.	Leased	Date of
		Square	or	Lease
Location	Type of Facility	Feet	Owned	Expiration
Rotating Electrical
Torrance, CA (1)	Remanufacturing, Warehouse, Administrative, and Office	151,000	Leased	March 2022
Tijuana, Mexico (2)	Remanufacturing, Warehouse, and Office	311,000	Leased	April 2015
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	60,000	Leased	Various through November 2014
Under-the-car Product Line
Lock Haven, PA (2)	Warehouse and Distribution	320,000	Leased	November 2014
Lock Haven, PA	Technical Center	50,000	Owned	-
Monterrey, Mexico (2)	Industrial and Office	183,000	Leased	July 2021
Bedford, NH (3)	Industrial and Office	154,000	Leased	April 2014
Toronto, Canada	Office and Warehouse	45,000	Leased	December 2013

1.
We expect to lease an additional 80,000 square feet under this lease effective November 2012. We plan to utilize this additional space as warehouse and distribution center for certain products. We also plan to build a technical center to provide support, among other things, for our product testing and research and development activities.

2.	We have an option to extend the lease term for two additional 5-year periods.
3.	We have the option to extend the lease term for one additional five year period.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. The following table sets forth the high and low sale prices for our common stock during fiscal 2012 and 2011.

	Fiscal 2012		Fiscal 2011
	High	Low	High	Low
1st Quarter	$15.86	$12.95	$7.48	$5.75
2nd Quarter	$15.75	$8.12	$9.00	$6.01
3rd Quarter	$10.42	$6.70	$13.15	$8.72
4th Quarter	$10.10	$6.33	$15.10	$12.35

On June 29, 2012, we received a notice from the NASDAQ Stock Market stating that we were not in compliance with NASDAQ listing rules because our Form 10-K for fiscal year ended March 31, 2012 was not timely filed with the SEC. On August 28, 2012, we submitted a plan to regain compliance with the continuing listing requirements and stated that we would address the NASDAQ notice by filing our Form 10-K for the fiscal year ended March 31, 2012 within such timeframe. We expect to be current and in full compliance with our SEC filings requirements no later than December 26, 2012.

As of September 24, 2012, there were 14,471,321 shares of common stock outstanding held by 57 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lenders prohibits the payment of dividends, except stock dividends, without the lenders’ prior consent.

Share Repurchase Program

In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. The program does not have an expiration date. No shares were repurchased during fiscal 2012. During fiscal 2011, we repurchased 14,400 shares at a total cost of approximately $89,000. Our credit agreements currently prohibit such repurchases.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of March 31, 2012:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders	1,462,284	(1)	$9.15	822,000	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A
Total	1,462,284		$9.15	822,000

(1)
Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, 1994 Non-Employee Director Stock Option Plan, 2003 Long-Term Incentive Plan and 2004 Non-Employee Director Stock Option Plan.

(2)	Consists of options available for issuance under our 2010 Incentive Award Plan and 2004 Non-Employee Director Stock Option Plan.

Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2012 with the NASDAQ Composite Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2007 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2012

Item 6.   Selected Financial Data

The following selected historical consolidated financial information for the periods indicated below has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto. The acquisition of Fenco on May 6, 2011, has had a significant impact on the comparability of results.

	Fiscal Years Ended March 31,
Income Statement Data	2012 (1)	2011	2010	2009	2008

Net sales	$363,687,000	$161,285,000	$147,225,000	$134,866,000	$133,337,000
Operating (loss) income	(27,487,000)	25,384,000	18,307,000	10,642,000	12,751,000
Net (loss) income	(48,514,000)	12,220,000	9,646,000	3,857,000	4,607,000
Basic net (loss) income per share	$(3.90)	$1.01	$0.80	$0.32	$0.40
Diluted net (loss) income per share	$(3.90)	$0.99	$0.80	$0.32	$0.39

	March 31,
Balance Sheet Data	2012 (1)	2011	2010	2009	2008

Total assets	$501,898,000	$191,865,000	$163,480,000	$159,588,000	$141,408,000
Working capital	(2,188,000)	1,395,000	3,399,000	(3,569,000)	6,097,000
Revolving loan	48,884,000	-	-	21,600,000	-
Term loan	85,000,000	7,500,000	9,500,000	-	-
Capital lease obligations	662,000	834,000	1,398,000	3,022,000	4,276,000
Other long term liabilities	124,228,000	9,984,000	7,056,000	7,364,000	4,654,000
Shareholders’ equity	$73,619,000	$117,177,000	$103,620,000	$93,083,000	$91,093,000

(1)
Fiscal 2012 reflects the acquisition on May 6, 2011 of (i) all of the outstanding equity of FAPL, (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company now owns 100% of Fapco. See Note 3—Acquisition in the Notes to Consolidated Financial Statements for detail.

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to certain customers, changes in our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our credit agreements and the lenders’ refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, the strategic cooperation agreement, and other factors discussed herein and in our other filings with the SEC.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automobile parts.

We historically have remanufactured alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. As a result of our May 2011 acquisition of the business formerly operated by FAPL, we also manufacture, remanufacture and distribute new and remanufactured steering components, brake calipers, master cylinders, hub assembly and bearings, and clutches and clutch hydraulics for virtually all passenger and truck vehicles. The acquisition of FAPL provided us the opportunity to expand beyond our existing product lines of alternators and starters and further enhanced our market presence in North America. As a result of this acquisition, we reassessed and revised our segment reporting to reflect two reportable segments, our existing product lines were included under the rotating electrical and the product lines from our FAPL acquisition were included under the under-the-car product line, based on the way we manage, evaluate and internally report our business activities. We intend to focus our efforts in the near term on four major categories: rotating electrical, brakes, steering, and wheel hubs and bearings. All of these parts are non-discretionary.

The current population of vehicles in North America is approximately 240 million and the average age of these vehicles is approximately 11 years. We believe the market for replacement parts is primarily driven by the age of vehicles and the miles driven. While aged vehicle population is favorable today, the miles driven continues to fluctuate primarily based on fuel prices.

The aftermarket for automobile parts is divided into two markets. The first market is the DIY market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a cheaper alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the DIFM market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer.

Our products are distributed to both the DIY and DIFM markets and are distributed predominantly throughout North America. We sell our products to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES. Demand and replacement rates for aftermarket remanufactured automobile parts generally increase with the age of vehicles and increases in miles driven.

Historically, the largest share of our business was in the DIY market. While that is still the case, our DIFM business is now a significant part of our business. In difficult economic times, we believe consumers are more likely to purchase lower cost replacement parts in both the DIY and DIFM markets. We focus on supplying both these channels with the most cost efficient replacement parts for the consumer to purchase.

The DIFM market is an attractive opportunity for growth. We are positioned to benefit from this market opportunity in two ways: (1) our auto parts retail customers are expanding their efforts to target the DIFM market and (2) we sell our products under private label and our Quality-Built®, Talon®, Xtreme®, Reliance™, Fenco™, Dynapak®, and other brand names directly to suppliers that focus on professional installers. In addition, we sell our products to OE manufacturers for distribution to the professional installer both for warranty replacement and their general aftermarket channels. We have been successful in growing sales to this market.

Under-the-car Product Line Turnaround Plan

Our top turnaround priority continues to be improvement of the financial performance of our under-the-car product line business to position it for sustained profitability and growth in the long-term. At the same time we are focused on maintaining strong liquidity and bringing the level of customer service in our under-the-car business to the excellent level of customer service we had achieved and strive to maintain in our rotating electrical business. We have been systematically and aggressively implementing our under-the-car product line turnaround plan since acquisition with our initial goal to enhance customer service followed by our plan to streamline the operations, with a goal of achieving profitability and positive cash flow for the under-the-car business. This turnaround plan is built on the following elements: upgrading customer service levels; focusing on product excellence; discontinuing certain product offerings; improving manufacturing and logistics productivity; and implementing cost savings throughout the operating model.

Customer Service Levels. We have made certain inventory purchases above our normal cost in order to expedite improving customer service levels.  This initiative has resulted in significant improvements in our customers’ order fill rates. As a result, we had to increase our inventory levels by approximately $27 million in the aggregate from May 2011 through the quarter ended December 31, 2011. These inventory levels declined in the quarter ended March 31, 2012 to approximately the May 2011 levels. We expect these inventory levels to decrease as we continue to normalize our operations.

Product Excellence.  We continue to place significant attention on improving product excellence in our under-the-car product line business. We have implemented a personnel training program at Fenco’s facilities in Monterrey, Mexico and have also implemented new quality control systems including new end of line testing at all of our production facilities. Throughout our system we have engaged third party labs to test purchased products.

Review of Product Offerings. With our Fenco acquisition we have added several new product lines which are vehicle operation critical. We have reviewed and continue to review the market opportunities for our products and potential products. In the third quarter of fiscal 2012, we discontinued the CV axle product line and shut-down the related facility. We have successfully supported our customers through this transition and continue to sell down the remaining CV axle inventory.

Manufacturing Productivity. We have implemented a process of continuing improvements at Fenco facilities and expect to see enhancement to productivity as we introduce lean operating disciplines.

Our implementation of our plan for Fenco has taken longer and cost more than initially anticipated. We anticipate continuing to refine this turnaround plan as the various elements are implemented. We expect these and related initiatives will be substantially completed in the first quarter of fiscal 2014. Our ability to successfully implement this plan and the timing of our implementation of this plan will depend on, among other things, our customer and vendor support and the financial resources that are or will become available for implementation of this plan. In August 2012, Fenco entered into a second amendment to the Fenco Credit Agreement which, among other things, amended the maximum amount of the revolving facility to (i) $55,000,000 for the period up to and including December 31, 2012 and (ii) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014.  In August 2012, we entered into a revolving credit/strategic cooperation agreement with the Supplier and Fenco pursuant to which the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate principal amount not to exceed $22,000,000, of which $2,000,000 will only be available for accrued interest and other amounts payable. We are also currently negotiating our accounts payable with some of Fenco’s suppliers and vendors, of which approximately $51,000,000 was past due at September 21, 2012. We cannot assure the outcome of these negotiations.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. Our significant accounting policies are discussed in detail below and in Note 2 in the Notes to Consolidated Financial Statements.

In preparing our consolidated financial statements, we use estimates and assumptions for matters that are inherently uncertain. We base our estimates on historical experiences and reasonable assumptions. Our use of estimates and assumptions affect the reported amounts of assets, liabilities and the amount and timing of revenues and expenses we recognize for and during the reporting period. Actual results may differ from our estimates.

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

Segment Reporting

As a result of our May 2011 acquisition, we reassessed and revised our segment reporting to reflect two reportable segments, rotating electrical and under-the-car product line, based on the way we manage, evaluate and internally report our business activities. Prior to this acquisition, we operated in one reportable segment pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”).

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

•
Non-core work in process is in various stages of production, is on average 50% complete and is valued at 50% of the cost of a finished good. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

•
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense them as period costs. For the fiscal years ended March 31, 2012, 2011, and 2010, costs of approximately $1,410,000, $1,378,000, and $1,314,000, respectively, were considered abnormal and thus excluded from the finished goods cost calculation and charged directly to cost of sales for our rotating electrical product line.

We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We periodically review inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part.

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

Inventory Unreturned

Inventory unreturned represents our estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that we expect to be returned, under our general right of return policy, after the balance sheet date. Because all cores are classified separately as long-term assets, the inventory unreturned balance includes only the added unit value of a finished good. The return rate is calculated based on expected returns within the normal operating cycle of one year. As such, the related amounts are classified in current assets.

Inventory unreturned is valued in the same manner as our finished goods inventory.

Long-term Core Inventory

Long-term core inventory consists of:

•	Used Cores purchased from core brokers and held in inventory at our facilities,

•	Used Cores returned by our customers and held in inventory at our facilities,

•	Used Cores returned by end-users to customers but not yet returned to us which are classified as Remanufactured Cores until they are physically received by us,

•	Remanufactured Cores held in finished goods inventory at our facilities; and

•
Remanufactured Cores held at customer locations as a part of the finished goods sold to the customer. For these Remanufactured Cores, we expect the finished good containing the Remanufactured Core to be returned under our general right of return policy or a similar Used Core to be returned to us by the customer, in each case, for credit.

Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchase price for purchases that are made in arm’s length transactions.

Long-term core inventory recorded at average historical purchase prices is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. We must purchase these Used Cores from core brokers because our customers do not have a sufficient supply of these newer Used Cores available for the core exchange program.

Used Cores obtained in core broker transactions are valued based on average purchase price. The average purchase price of Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to our core exchange program.

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

However, historically for a portion of finished goods sold, our customer will not send us a Used Core to obtain the credit we offer under our core exchange program. Therefore, based on our historical estimate, we derecognize the core value for these finished goods upon sale, as we believe they have been consumed and we have realized cash.

We realize cash for only the core exchange program shortfall. This shortfall represents the historical difference between the number of finished goods shipped to customers and the number of Used Cores returned to us by customers. We do not realize cash for the remaining portion of the cores because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect to realize cash for the remaining portion of these cores until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.

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

Customer Core Returns Accrual

The estimated fair value of the customer core return liabilities assumed by us in connection with the Fenco acquisition is included in customer core returns accrual. We classify the portion of core liability related to the core inventory purchased and on the shelves of our customers as long-term liabilities. Upon the sale of a Remanufactured Core a core liability is created to record the obligation to provide our customer with a credit upon the return of a like core by the customer. Since the return of a core is based on the sale of a remanufactured automobile part to an end user of our customer, the offset to this core liability generated by its return to us by our customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term. The amount we have classified as long-term is the portion that management projects will remain outstanding for an uninterrupted period extending one year from the balance sheet date.

Revenue Recognition

We recognize revenue when our performance is complete, and all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.

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

Revenue Recognition; Net-of-Core-Value Basis

The price of a finished product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit value. The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, a significant portion of the remanufactured automobile parts we sell to customers are replaced by similar Used Cores sent back for credit by customers under our core exchange program. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the Remanufactured Core value as revenue when the finished products are sold. We generally limit the number of Used Cores sent back under the core exchange program to the number of similar Remanufactured Cores previously shipped to each customer.

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

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if there are indicators of impairment present.

We perform the annual goodwill impairment analysis in the fourth quarter of each fiscal year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. We determined the fair value of the reporting unit based on an equal weightings of: (1) a discounted cash flow method, (2) guideline company method, and (3) guideline transaction method.  The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of a reporting unit and applying a 3% terminal growth rate. The present value of estimated discounted future cash flow is determined using significant estimates of revenue and costs for the reporting unit, driven by assumed growth rates, as well as appropriate discount rates. The discount rate of 14% was determined using a weighted average cost of capital that incorporates long term government bonds, effective cost of debt, and the cost of equity of similar guideline companies. The market approach is calculated using market multiples and comparable transaction data for guideline companies. The guideline information was based on publicly available information. A valuation multiple was selected based on a financials benchmarking analysis that compared to the reporting unit’s benchmark results with the guideline information. In addition to these financial considerations, qualitative factors such as business descriptions, market served, and profitability were considered in the ultimate selection of the multiple used to estimate a value on a minority basis. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. Management has performed sensitivity analysis on its significant assumption and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. Based on the results of our annual analysis of goodwill in fiscal 2012, the reporting unit’s fair value exceeded its carrying value by a significant amount, indicating that there was no goodwill impairment.

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

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Management reviews the Company’s deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. As a result of FAPL's cumulative losses in certain jurisdictions, a determination was made to establish a valuation allowance against the related deferred tax assets as it is not more likely than not that such assets will be realized. For all other jurisdictions, management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, management considers long-term agreements and Remanufactured Core purchase obligations with our major customers that expire at various dates through March 2019. Management also periodically compares the forecasts to actual results. Even though there can be no assurance that the forecasted results will be achieved, the history of income in all other jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

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

Share-based Payments

In accounting for share-based compensation awards, we follow the accounting guidance for equity-based compensation, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost of equity instruments is recognized in the consolidated statement of income on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

On August 22, 2012, we entered into an agreement to issue a warrant to a Supplier, under which it may purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share, exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017, provided that if any obligations under the Fenco Credit Line remain outstanding as of August 1, 2017, such date will be the date that is three months after the date that all obligations under the Fenco Credit Line have been repaid in full.

New Accounting Pronouncements

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

Subsequent Events

Equity Transaction

In April 2012, we entered into a Subscription Agreement to raise $15,004,000 in gross proceeds and net proceeds of $14,100,000 after expenses, through a private placement of our common stock. Pursuant to the terms of the Subscription Agreement, certain accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share. We plan to use the proceeds to enhance the integration of our Fenco acquisition and for general corporate purposes.

Pursuant to the Subscription Agreement, we agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). On June 12, 2012, we filed a registration statement on Form S-1 under the Securities Act of 1933 to register the shares of common stock, which is not effective.

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

In May 2012, we entered into a second amendment to the new parent company financing agreement (the “Second Amendment”) and borrowed an additional $10,000,000, for an aggregate of $85,000,000 (the “Amended New Parent Company Term Loans”), in term loans. The Second Amendment, among other things, modified the interest rates per annum applicable to the Amended New Parent Company Term Loans. The Amended New Parent Company Term Loans will bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%. The Amended New Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 and increase to $600,000 per quarter on April 1, 2013 and to $1,350,000 on October 1, 2013 until the final maturity date. Among other things, the Second Amendment provides for certain amended financial covenants, and requires that we maintain cash and cash equivalents of up to $10,000,000 in the aggregate until our obligations with respect to a significant supplier have ceased.

In connection with the Second Amendment, we also issued a warrant (the “Warrant”) to Cerberus Business Finance, LLC. Pursuant to the Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of our common stock for an initial exercise price of $17.00 per share for a period of five years.  The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. Further, if the exercise price of the Warrant is reduced, then the number of common stock shares that may be purchased upon the exercise of the Warrant will be increased so that the aggregate exercise price of the Warrant after the adjustment is the same as the aggregate exercise price prior the adjustment of $1,700,000. The fair value of the Warrant at the date of grant was estimated to be approximately $607,000 using the Monte Carlo simulation model. This amount will be recorded as a warrant liability and any subsequent changes in fair value of this Warrant will be recorded in current period earnings as a general and administrative expense. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 56.29%; risk-free interest rate of 0.77%; subsequent financing probability of 75%; and an expected life of 5 years.

In August 2012, we entered into a third amendment and waiver to the new parent company financing agreement (the “Third Amendment”) which, among other things, (i) permitted us to enter into the strategic cooperation agreement described below, (ii) to make additional investments in Fenco in an aggregate amount outstanding not to exceed $20,000,000 at any time, (iii) added additional reporting requirements regarding financial reports and material notices under the strategic cooperation agreement described below, (iv) waived certain defaults arising as a result of our failure to comply with certain reporting requirements until September 17, 2012, and (v) removed the Second Amendment requirement that we maintain cash and cash equivalents of up to $10,000,000. In September 2012, we obtained an additional waiver to further extend the due date for submitting certain financial reports to October 1, 2012.

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

In August 2012, Fenco entered into a second amendment to the Fenco credit agreement (the “Fenco Second Amendment”) with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, and the remaining unpaid principal amount is due on the final maturity date, (iv) waived certain defaults arising as a result of Fenco’s failure to comply with certain financial covenants and reporting requirements until September 17, 2012, (v) provided for certain mandatory prepayments of the term loan, and (vi) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures. In September 2012, we obtained an additional waiver to further extend the due date for submitting audited financial statements to October 1, 2012.

Strategic Cooperation Agreement

In August 2012, we entered into a revolving credit/strategic cooperation agreement (the “Agreement”) with the Supplier and FAPL. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by FAPL in an aggregate principal amount not to exceed $22,000,000 (the “Fenco Credit Line”), of which $2,000,000 will only be available for accrued interest and other amounts payable (the “Obligations”).  Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that FAPL on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to settle up to $8,000,000 (the “Receivable Sale Option”) of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. The obligations under the Agreement are guaranteed by us and certain of our subsidiaries.

In connection with this Agreement, we also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. We are obligated to issue no more than an aggregate of 1,032,258 shares of our common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to our obligations under the new parent company financing agreement. The preliminary fair value of the warrants at the date of grant was estimated to be approximately $1,018,000 using the Monte Carlo simulation model. This amount will be recorded as a warrant liability and any subsequent changes in fair value of this Supplier Warrant will be recorded in current period earnings as a general and administrative expense. The following assumptions were used to calculate the preliminary fair value of the warrants: dividend yield of 0%; expected volatility of 56.28%; risk-free interest rate of 0.71%; no likelihood of subsequent financing; and an expected life of 5.11 years.

Results of Operations

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

The following table summarizes certain key operating data for the periods indicated:

	Rotating	Under-the-Car
Fiscal Years Ended March 31,	Electrical	Product Line		Consolidated
2012
Gross profit percentage	31.8%	(16.0	) %	7.6%
Cash flow provided by (used in) operations	$15,464,000	$(53,952,000)		$(38,488,000)
Finished goods turnover (1)	6.5	3.7		4.4
Return on equity (2)	-	-		(41.4	) %

2011
Gross profit percentage	31.9%	-%		31.9%
Cash flow provided by operations	$10,735,000	$-		$10,735,000
Finished goods turnover (1)	5.2	-		5.2
Return on equity (2)	-	-		11.8%

2010
Gross profit percentage	28.1%	-%		28.1%
Cash flow provided by operations	$18,347,000	$-		$18,347,000
Finished goods turnover (1)	5.0	-		5.0
Return on equity (2)	-	-		10.4%

(1)
Finished goods inventory turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn production into revenues.

(2)	Return on equity is computed as net income for the fiscal year divided by shareholders’ equity at the beginning of the fiscal year and measures our ability to invest shareholders’ funds profitably.

Fiscal 2012 Compared to Fiscal 2011

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for fiscal 2012 and fiscal 2011:

	Rotating	Under-the-Car
Fiscal Years Ended March 31,	Electrical	Product Line		Eliminations	Consolidated

2012
Net sales to external customers	$178,551,000	$185,136,000		$-	$363,687,000
Intersegment revenue, net of cost	1,853,000	-		(1,853,000)	-
Cost of goods sold	123,072,000	214,761,000		(1,853,000)	335,980,000
Gross profit (loss)	57,332,000	(29,625,000)		-	27,707,000
Cost of goods sold as a percentage of net sales	68.2%	116.0%		-	92.4%
Gross profit (loss) percentage	31.8%	(16.0	) %	-	7.6%

2011
Net sales	$161,285,000	$-		$-	$161,285,000
Cost of goods sold	109,903,000	-		-	109,903,000
Gross profit	51,382,000	-		-	51,382,000
Cost of goods sold as a percentage of net sales	68.1%	-		-	68.1%
Gross profit percentage	31.9%	-		-	31.9%

Net Sales. Our consolidated net sales for fiscal 2012 increased by $202,402,000, or 125.5%, to $363,687,000 compared to consolidated net sales for fiscal 2011 of $161,285,000. The increase in consolidated net sales was due primarily to (i) our May 6, 2011 acquisition of Fenco which resulted in additional net sales of $185,136,000 or 114.8%, and (ii) an increase in sales to customers of $17,266,000 or 10.7%, primarily to the existing customers in our rotating electrical product line.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of consolidated net sales increased during fiscal 2012 to 92.4% from 68.1% for fiscal 2011, resulting in a corresponding decrease in our consolidated gross profit percentage of 24.3% to 7.6% for fiscal 2012 from 31.9% for fiscal 2011.

•	Rotating Electrical product line

The gross profit percentage in our rotating electrical product line remained relatively flat at 31.8% during fiscal 2012 compared to 31.9% during fiscal 2011.

•	Under-the-car product line

The gross profit percentage in our under-the-car product line was negative 16.0% for fiscal 2012 representing a negative gross profit of $29,625,000. This negative gross profit was due in part to low net sales prices and in part to higher production, warehousing and distribution costs. The net sales prices were lower primarily due to higher customer allowances and fill rate performance penalties.  Higher production, warehousing and distribution costs were due to the increase in under-absorption of manufacturing overhead on lower sales and production levels and the additional premium purchase and freight costs expended in the improving of our fill rates and ability to service our customers. As we integrate the Fenco business, we are addressing future pricing and the efficiency of the manufacturing operations and implementing cost savings initiatives for production, warehousing, and distribution.

Our gross profit was also significantly impacted by our decision to discontinue the CV axle product line. We substantially reduced sales and support in December 2011, and closed the main production facility for this product line in February 2012. The negative gross profit impact of the discontinued line was $10,850,000 including (i) the negative contribution from the product line in the period of $5,332,000 and (ii) the recording of the additional reserve of $4,861,000 for the core and raw material inventory to reduce the cost to net realizable value.

In addition, our gross profit during fiscal 2012, was further impacted by (i) negative contribution of $1,074,000 related to certain additional product lines we stopped selling and supporting in December 2011, (ii) additional costs of approximately $928,000 that were incurred in connection with the modification of a product for a new customer program, (iii) contractual customer penalties of $4,795,000, (iv) a one-time pricing allowance of $1,851,000, and (v) sales allowance associated with the buy-back of certain products of $1,283,000.

To improve customer service, plant productivity and product quality levels we also incurred additional expenses that impacted our gross profit percentage as follows:

•	In order to improve our quality and productivity levels, we replaced and trained a large number of personnel at Fenco’s production facilities at Monterrey, Mexico at an approximate cost of $4,198,000
•
To expedite improvement of customer service levels, we made certain inventory purchases above our normal cost for $2,519,000 for inventory that was sold during fiscal 2012, and we incurred increased inbound freight expenses of $785,000

Finally, in connection with the Fenco acquisition, $3,746,000 was charged to cost of goods sold in our under-the-car product line related to the entire amount of fair value step-up of inventory acquired which was sold during the year ended March 31, 2012.

Excluding the impact of the above items related to the under-the-car product line, the gross profit for fiscal 2012, would have been 1.3%. We anticipate that the gross profit will be improved after implementation of our planned cost savings initiatives for production, warehousing, and distribution.

Operating Expenses

The following table summarizes operating expenses by segment for the fiscal 2012 and 2011:

	Rotating	Under-the-Car
Fiscal Years Ended March 31,	Electrical	Product Line	Eliminations	Consolidated

2012
General and administrative	$20,621,000	$18,260,000	$-	$38,881,000
Sales and marketing	7,659,000	5,145,000	-	12,804,000
Research and development	1,765,000	-	-	1,765,000
Impairment of plant and equipment	-	1,031,000	-	1,031,000
Acquisition costs	713,000	-	-	713,000

Percent of net sales

General and administrative	11.5%	9.9%	-	10.7%
Sales and marketing	4.3%	2.8%	-	3.5%
Research and development	1.0%	-	-	0.5%
Impairment of plant and equipment	-	0.6%	-	0.3%
Acquisition costs	0.4%	-	-	0.2%

2011
General and administrative	$17,033,000	$-	$-	$17,033,000
Sales and marketing	6,537,000	-	-	6,537,000
Research and development	1,549,000	-	-	1,549,000
Acquisition costs	879,000	-	-	879,000

Percent of net sales

General and administrative	10.6%	-	-	10.6%
Sales and marketing	4.1%	-	-	4.1%
Research and development	1.0%	-	-	1.0%
Acquisition costs	0.5%	-	-	0.5%

General and Administrative. Our consolidated general and administrative expenses for fiscal 2012 were $38,881,000, which represents an increase of $21,848,000, or 128.3%, from general and administrative expenses for fiscal 2011 of $17,033,000. The increase of $3,588,000 in general and administrative expenses for our rotating electrical product line during fiscal 2012 was primarily due to (i) $1,292,000 of professional services and travel incurred in connection with our Fenco operations, (ii) $780,000 of incentive payments made to certain employees in connection with our Fenco acquisition, (iii) $393,000 of increased professional services , (iv) a loss of $476,000 recorded due to the changes in the fair value of forward foreign currency exchange contracts, compared to a loss of $162,000 recorded during fiscal 2011, and (v) $303,000 of decreased amortization of the deferred gain on sale-leaseback transactions.

General and administrative expenses for the under-the-car product line during fiscal 2012 were $18,260,000, and were primarily attributable to (i) $7,856,000 of employee-related expenses, (ii) $4,496,000 of professional services fees and other consulting fees, (iii) $1,965,000 of depreciation and amortization of intangible assets, (iv) $325,000 of bank financing charges, and (v) $97,000 for legal and professional fees incurred in connection with the Fenco Credit Agreement.

Sales and Marketing. Our consolidated sales and marketing expenses for fiscal 2012 increased $6,267,000, or 95.9%, to $12,804,000 from $6,537,000 fiscal 2011. The increase of $1,122,000 from our rotating electrical product line was due primarily to (i) $343,000 of increased commissions due to increased sales, (ii) $314,000 of increased employee-related expenses, (iii) $238,000 of increased travel and professional services incurred in connection with our Fenco operations, (iv) the benefit from the reversal of $193,000 of commission expenses during the prior year in connection with our August 2009 acquisition as certain sales thresholds were not met, and (v) $104,000 of  increased trade show expense.

Sales and marketing expenses for the under-the-car product line were $5,145,000 and primarily include (i) $1,796,000 of employee-related expenses, (ii) $1,482,000 of advertising expenses, (iii) $980,000 of sales commissions and agent fees, and (iv) $873,000 of travel expenses.

Research and Development. Our consolidated research and development expenses increased by $216,000, or 13.9%, to $1,765,000 for fiscal 2012 from $1,549,000 for fiscal 2011. The increase in research and development expenses in our rotating electrical product line was due primarily to (i) $128,000 of increased supplies expense, (ii) $61,000 of increased travel, and (iii) $39,000 of increased employee-related expenses during fiscal 2012.

Impairment of plant and equipment. Represents the write-off of the carrying amount of plant and equipment as we discontinued the CV axle product line and shut-down the related facility located in Bedford, New Hampshire during fiscal 2012.

Acquisition Costs. We incurred $713,000 of legal and professional fees in connection with the Fenco acquisition during fiscal 2012.

Interest Expense

Interest Expense. Reflecting our increased leverage as a result of the acquisition of Fenco and the increase in the size of our business, net consolidated interest expense for fiscal 2012 increased $8,900,000, or 166.2%, to $14,255,000 from $5,355,000 fiscal 2011. This increase in net interest expense was primarily attributable to (i) interest expense incurred on the outstanding loan balances and the cost of receivables being discounted under the receivable discount programs by the under-the-car product line since our acquisition on May 6, 2011 and (ii) increased outstanding loan balances and higher interest rates incurred by the rotating electrical product line during fiscal 2012.

Provision for Income Taxes

Income Tax. Our income tax expense was $6,772,000 and $7,809,000 during fiscal 2012 and 2011, respectively, an effective rate of (16%) and 39% for fiscal 2012 and 2011, respectively. The primary change in the effective tax rate was due to not recognizing income tax benefits related to the net losses of the Fenco operations. Income tax expense, excluding the net losses of the Fenco operations, reflect income tax rates higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in other foreign taxing jurisdictions.

In addition, any potential future income tax benefits associated with the net loss we incurred from Fenco operations during fiscal 2012 was not recognized due primarily to our assessment of the recoverability of these tax benefits. We have provided a valuation allowance against these net operating loss carryforwards as we determined that it is not more likely than not that the deferred asset will be realized. During fiscal 2012, we recorded $165,000 of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

Fiscal 2011 Compared to Fiscal 2010

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for fiscal 2011 and 2010:

	Rotating	Under-the-Car
Fiscal Years Ended March 31,	Electrical	Product Line	Eliminations	Consolidated

2011
Net sales	$161,285,000	$-	$-	$161,285,000
Cost of goods sold	109,903,000	-	-	109,903,000
Gross profit	51,382,000	-	-	51,382,000
Cost of goods sold as a percentage of net sales	68.1%	-	-	68.1%
Gross profit percentage	31.9%	-	-	31.9%

2010
Net sales	$147,225,000	$-	$-	$147,225,000
Cost of goods sold	105,898,000	-	-	105,898,000
Gross profit	41,327,000	-	-	41,327,000
Cost of goods sold as a percentage of net sales	71.9%	-	-	71.9%
Gross profit percentage	28.1%	-	-	28.1%

Net Sales. Net sales during fiscal 2011 increased by $14,060,000, or 9.6%, to $161,285,000 compared to net sales during fiscal 2010 of $147,225,000. The increase in our net sales was primarily due to increased sales to our existing and several new customers we acquired during fiscal 2011, In addition, our fiscal 2011 net sales reflect the full year impact of net sales to customers we acquired as a result of our August 2009 acquisition. Also, we recorded revenue, net of cost, of $378,000 in connection with our consignment agreement.

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

Operating Expenses

The following table summarizes operating expenses by segment for the fiscal 2011 and 2010:

	Rotating	Under-the-Car
Fiscal Years Ended March 31,	Electrical	Product Line	Eliminations	Consolidated

2011
General and administrative	$17,033,000	$-	$-	$17,033,000
Sales and marketing	6,537,000	-	-	6,537,000
Research and development	1,549,000	-	-	1,549,000
Acquisition costs	879,000	-	-	879,000

Percent of net sales

General and administrative	10.6%	-	-	10.6%
Sales and marketing	4.1%	-	-	4.1%
Research and development	1.0%	-	-	1.0%
Acquisition costs	0.5%	-	-	0.5%

2010
General and administrative	$15,389,000	$-	$-	$15,389,000
Sales and marketing	6,019,000	-	-	6,019,000
Research and development	1,421,000	-	-	1,421,000
Acquisition costs	191,000	-	-	191,000

Percent of net sales

General and administrative	10.5%	-	-	10.5%
Sales and marketing	4.1%	-	-	4.1%
Research and development	1.0%	-	-	1.0%
Acquisition costs	0.1%	-	-	0.1%

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

Interest Expense

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

Provision for Income Taxes

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

Liquidity and Capital Resources

Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) remanufacture, produce, and distribute automobile parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the North America and to major automobile manufacturers.

Overview

At March 31, 2012, we had negative working capital of $2,188,000, a ratio of current assets to current liabilities of 1:1, and cash of $32,617,000, compared to working capital of $1,395,000, a ratio of current assets to current liabilities of 1:1, and cash of $2,477,000 at March 31, 2011.

In accordance with our core accounting policies, we classify all of our core inventories as long-term assets and the portion of core liability related to the core inventory purchased and on the shelves of our customers, are recorded as long-term liabilities. These accounts are therefore excluded from the working capital and current ratio calculations. We do not recognize revenue or the related cost of sales from the sale of Remanufactured Cores; however, we do invoice and collect for the core value. These accounts receivable amounts are classified as short-term assets.  In addition, upon the sale of a Remanufactured Core, a core liability is created to record the obligation to provide our customer with a credit upon the return of a like core by the customer.  Since the return of a core is based on the sale of a remanufactured automobile part to an end user of our customer, the offset to this core liability generated by its return to us by our customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term. The long-term core inventory as of March 31, 2012 was $194,406,000 compared to $80,558,000 at March 31, 2011. The long-term core liability as of March 31, 2012 was $113,702,000. There was no long-term core liability balance at March 31, 2011.

During fiscal 2012, we used cash generated by our rotating electrical segment, from our use of receivable discount programs with certain of our major customers, and our loans as our primary sources of liquidity. These sources were primarily used to repay the Old Parent Company Term Loan and pay for the capital expenditure obligations.

In January 2012, we replaced the Old Parent Company Credit Agreement by entering into the New Parent Company Financing Agreement with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “New Parent Company Loans”). The New Parent Company Loans consist of: (i) term loans aggregating $75,000,000 (the “New Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “New Parent Company Revolving Loans,”). The lenders hold a security interest in substantially all of the assets of our rotating electrical segment. As permitted by the New Parent Company Financing Agreement, we subsequently raised $15,000,000 of capital. The New Parent Company Financing Agreement permits us to invest up to $20,000,000 in Fenco.

The New Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 through July 1, 2013, and quarterly principal payments of $1,000,000 beginning on October 1, 2013. The New Parent Company Loans mature on January 17, 2017.

In April 2012, we entered into a Subscription Agreement and a Registration Rights Agreement to raise $15,004,000 in gross proceeds and net proceeds of $14,100,000 after expenses, through a private placement of our common stock. Pursuant to the terms of the Subscription Agreement, certain accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share. We plan to use the proceeds to enhance the integration of our Fenco acquisition and for general corporate purposes.

In May 2012, we entered into the Second Amendment and borrowed an additional $10,000,000, for an aggregate of $85,000,000, in term loans. The Second Amendment, among other things, modified the interest rates per annum applicable to the Amended New Parent Company Term Loans. The Amended New Parent Company Term Loans will bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%. The Amended New Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 and increase to $600,000 per quarter on April 1, 2013 and to $1,350,000 on October 1, 2013 until the final maturity date. Among other things, the Second Amendment provides for certain amended financial covenants, and requires that we maintain cash and cash equivalents of up to $10,000,000 in the aggregate until our obligations with respect to a significant supplier have ceased.

In connection with the Second Amendment, we also issued the Warrant to Cerberus Business Finance, LLC. Pursuant to the Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of our common stock for an initial exercise price of $17.00 per share for a period of five years.  The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. Further, if the exercise price of the Warrant is reduced, then the number of common stock shares that may be purchased upon the exercise of the Warrant will be increased so that the aggregate exercise price of the Warrant after the adjustment is the same as the aggregate exercise price prior the adjustment of $1,700,000. The fair value of the Warrant at the date of grant was estimated to be approximately $607,000 using the Monte Carlo simulation model. This amount will be recorded as a warrant liability and any subsequent changes in fair value of this Warrant will be recorded in current period earnings as a general and administrative expense. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 56.29%; risk-free interest rate of 0.77%; subsequent financing probability of 75%; and an expected life of 5 years.

In August 2012, we entered into the Third Amendment which, among other things, (i) permitted us to enter into the strategic cooperation agreement with our Supplier, (ii) to make additional investments in Fenco in an aggregate amount outstanding not to exceed $20,000,000 at any time, (iii) added additional reporting requirements regarding financial reports of auditors and material notices under the strategic cooperation agreement described below, (iv) waived certain defaults arising as a result of our failure to comply with certain reporting requirements until September 17, 2012, and (v) removed the Second Amendment requirement that we maintain cash and cash equivalents of up to $10,000,000. In September 2012, we obtained an additional waiver to further extend the due date for reporting requirements to October 1, 2012.

In August 2012, Fenco entered into the Fenco Second Amendment with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, and the remaining unpaid principal amount is due on the final maturity date, (iv) waived certain defaults arising as a result of Fenco’s failure to comply with certain financial covenants and reporting requirements until September 17, 2012, (v) provided for certain mandatory prepayments of the term loan, and (vi) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures. In September 2012, we obtained an additional waiver to further extend the due date for submitting audited financial statements to October 1, 2012.

In August 2012, we entered into the Agreement with the Supplier and FAPL. Under the terms of the Agreement, the Supplier agreed to provide the Fenco Credit Line in an aggregate principal amount not to exceed $22,000,000 of which $2,000,000 will only be available for accrued interest and other amounts payable. Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that FAPL on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to exercise the Receivable Sale Option, under which the Supplier may settle up to $8,000,000 of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. The Obligations under the Agreement are guaranteed by us and certain of our subsidiaries.

In connection with this Agreement, we also issued the Supplier Warrant to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. We are obligated to issue no more than an aggregate of 1,032,258 shares of our common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to our obligations under the new parent company financing agreement. The preliminary fair value of the warrants at the date of grant was estimated to be approximately $1,018,000 using the Monte Carlo simulation model.  This amount will be recorded as a warrant liability and any subsequent changes in fair value of this Warrant will be recorded in current period earnings as a general and administrative expense. The following assumptions were used to calculate the preliminary fair value of the warrants: dividend yield of 0%; expected volatility of 56.28%; risk-free interest rate of 0.71%; no likelihood of subsequent financing; and an expected life of 5.11 years.

We believe our cash and short-term investments on hand, use of receivable discount programs with certain of our major customers, amounts available under our credit agreements, amounts available under the strategic cooperation agreement, and the proceeds from the issuance of our common stock are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months. However, our ability to continue to meet such liquidity needs is subject to and will be affected by cash utilized in operations, including our under-the-car product line turnaround plan, continued general economic conditions, uncertain industry conditions, and the financial condition of our customers and suppliers.

Cash Flows

Net cash used in operating activities was $38,488,000 during fiscal 2012 compared to net cash provided by operating activities of $10,735,000 during fiscal 2011. The rotating electrical segment provided cash from operations of $15,464,000 and $10,735,000 during fiscal 2012 and 2011, respectively. The significant changes in our operating activities for the rotating electrical segment were due primarily to an increase in accounts payable in connection with the inventory provided to Fenco, and an increase in our income tax liabilities in fiscal 2012 compared to prepaid income taxes in fiscal 2011. These increases were partly offset by the increased inventory levels in fiscal 2012 compared to fiscal 2011. Subsequent to our acquisition of Fenco on May 6, 2011, cash of $53,952,000 was used in operations of our under-the-car product line segment due primarily to (i) the operating loss incurred by this segment of $62,814,000, adjusted for non-cash charges and (ii) a decrease in accounts receivable of $9,630,000.

Net cash used in investing activities was $1,591,000 and $6,723,000 during fiscal 2012 and 2011, respectively. Our capital expenditures for our rotating electrical segment during fiscal 2012 and 2011 was $1,010,000 and $1,566,000, respectively, primarily related to the purchase of equipment for our manufacturing facilities. In addition, our prior year investing activities included the secured loan made to Fenco of $4,863,000 prior to the acquisition on May 6, 2011, and the payment of the purchase price holdback of $464,000 in connection with our acquisition of Automotive Importing Manufacturing, Inc.

Net cash provided by financing activities was $70,182,000 during fiscal 2012 compared to net cash used in financing activities of $2,790,000 during fiscal 2011. The rotating electrical segment provided cash from financing activities of $61,060,000 during fiscal 2012, compared to the net cash used in financing activities of $2,790,000 during fiscal 2011. The cash provided from financing activities was used primarily to finance Fenco, repay the Old Parent Company Term Loan. In addition, Fenco increased their credit facility by $10,000,000 which was used for working capital.

Capital Resources

Debt

We have two outstanding credit agreements and a strategic cooperation agreement as described below.

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

The New Parent Company Financing Agreement, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization (“EBITDA”). We were in compliance with all financial covenants under the New Parent Company Financing Agreement as of March 31, 2012.

A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility, and the Old Parent Company Credit Agreement was terminated.

There was no outstanding balance on the parent company revolving loans at March 31, 2012 or at March 31, 2011. As of March 31, 2012, $16,233,000 was available under the New Parent Company Revolving Loans. We had reserved $626,000 for standby letters of credit for workers’ compensation insurance and $2,338,000 for commercial letters of credit as of March 31, 2012 of the New Parent Company Revolving Loans.

In May 2012, we entered into the Second Amendment and borrowed an additional $10,000,000, for an aggregate of $85,000,000, in term loans. The Second Amendment, among other things, modified the interest rates per annum applicable to the Amended New Parent Company Term Loans. The Amended New Parent Company Term Loans will bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%. The Amended New Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 and increase to $600,000 per quarter on April 1, 2013 and to $1,350,000 on October 1, 2013 until the final maturity date. Among other things, the Second Amendment provides for certain amended financial covenants, and requires that we maintain cash and cash equivalents of up to $10,000,000 in the aggregate until our obligations with respect to a significant supplier have ceased.

In August 2012, we entered into the Third Amendment which, among other things, (i) permitted us to enter into the strategic cooperation agreement with our Supplier, (ii) to make additional investments in Fenco, (iii) added additional reporting requirements regarding financial reports and material notices under the strategic cooperation agreement described below, (iv) waived certain defaults arising as a result of our failure to comply with certain reporting requirements until September 17, 2012, and (v) removed the Second Amendment requirement that we maintain cash and cash equivalents of up to $10,000,000. In September 2012, we obtained an additional waiver to further extend the due date for reporting requirements to October 1, 2012.

Fenco Credit Agreement

In connection with the acquisition of Fenco, our now wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory. At March 31, 2012, approximately $890,000 was available under the Fenco Revolving Facility.

The Fenco Revolving Facility and the Fenco Term Loan mature on October 6, 2012, but may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.  On May 11, 2012, the maturity date of the Fenco Revolving Facility and the Fenco Term Loan was extended to May 13, 2013.

As of March 31, 2012, $48,884,000 of the Fenco Revolving Facility was outstanding, $712,000 was reserved for standby commercial letters of credit and $372,000 was reserved for certain expenses. In addition, $1,000,000 of this Fenco Revolving Facility was reserved for Canadian operations use. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment.

The Fenco Borrowers may receive advances under the Fenco Revolving Facility by any one or more of the following options: (i) swingline advances in Canadian or US dollars; (ii) Canadian dollar prime-based loans; (iii) US dollar base rate loans; (iv) LIBOR loans; or (v) letters of credits.

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of March 31, 2012, the Fenco Borrowers were in compliance with all financial covenants under the Fenco Credit Agreement.

The Fenco Term Loan bears interest at the LIBO rate plus an applicable margin. Outstanding advances under the Revolving Facility bear interest as follows:

(i)	in respect of swingline advances in Canadian dollars and Canadian dollar prime-based loans, at the reference rate announced by the Royal Bank of Canada plus an applicable margin;
(ii)
in respect of swingline advances in US dollars and US dollar base rate loans, at a base rate (which shall be equal to the highest of (x) M&T Bank’s prime rate, (y) the Federal Funds Rate plus Ѕ of 1%, or (z) the one month LIBO rate) plus an applicable margin;

(iii)	in respect of LIBOR loans, at the LIBO rate plus an applicable margin.

In August 2012, Fenco entered into a second amendment to the Fenco credit agreement with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, and the remaining unpaid principal amount is due on the final maturity date, (iv) waived certain defaults arising as a result of Fenco’s failure to comply with certain financial covenants and reporting requirements until September 17, 2012, (v) provided for certain mandatory prepayments of the term loan, and (vi) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures. In September 2012, we obtained an additional waiver to further extend the due date for submitting audited financial statements to October 1, 2012.

Strategic Cooperation Agreement

In August 2012, we entered into the Agreement with the Supplier and FAPL. Under the terms of the Agreement, the Supplier agreed to provide the Fenco Credit Line in an aggregate amount not to exceed $22,000,000 of which $2,000,000 will only be available for accrued interest and other amounts payable. Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that FAPL on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to exercise the Receivable Sale Option under which the Supplier may settle up to $8,000,000 of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. The Obligations under the Agreement are guaranteed by us and certain of our subsidiaries.

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

Investment in Fenco

As of August 31, 2012, we had invested $4,946,000 of equity, $49,141,000 of debt into Fenco, which is subordinated to the Fenco Revolving Facility.

Receivable Discount Programs

We use receivable discount programs with certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow us to accelerate collection of customers’ receivables.  While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of the receivable discount programs:

	Years Ended March 31,
	2012	2011

Receivables discounted	$280,278,000	$134,867,000
Weighted average days	313	330
Weighted average discount rate	2.9%	3.9%
Amount of discount as interest expense	$7,072,000	$4,768,000

Off-Balance Sheet Arrangements

At March 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Multi-year Customer Agreements

We have or are renegotiating long-term agreements with many of our major customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for our designation as a customer’s exclusive or primary supplier, we typically provide the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that we meet ongoing standards related to fulfillment, price, and quality. Our contracts with major customers expire at various dates through March 2019.

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

Share Repurchase Program

In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which we can repurchase shares under this program. During July 2010, we repurchased 14,400 shares at a total cost of approximately $89,000. Our credit agreements currently prohibit such repurchases.

Capital Expenditures and Commitments

Our capital expenditures were $1,554,000 during fiscal 2012. A significant portion of these expenditures relate to the purchase of equipment for our manufacturing facilities and improvements to our California facility. We expect our fiscal 2013 capital expenditure for our current operations to be in the range of approximately $3,000,000 to $4,000,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2012, and the effect such obligations could have on our cash flow in future periods:

	Payments Due by Period
		Less than	2 to 3	4 to 5	More than 5
Contractual Obligations	Total	1 year	years	years	years

Capital Lease Obligations (1)	$689,000	$423,000	$266,000	$-	$-
Operating Lease Obligations (2)	25,750,000	5,262,000	8,780,000	4,063,000	7,645,000
Revolving Loan	48,884,000	-	48,884,000	-	-
Term Loan (3)	95,000,000	500,000	19,300,000	75,200,000	-
Unrecognized Tax Benefits (4)	-	-	-	-	-
Other Long-Term Obligations (5)	37,616,000	14,516,000	14,490,000	5,735,000	2,875,000
Total	$207,939,000	$20,701,000	$91,720,000	$84,998,000	$10,520,000

(1)	Capital Lease Obligations represent amounts due under capital leases for various types of machinery and computer equipment.

(2)	Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in North America and Asia and for our Company automobile.

(3)	Includes $10,000,000 in additional term loans borrowed pursuant to our Second Amendment entered into in May 2012.

(4)
We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $3,613,000 of income taxes payable has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our balance sheets, reduced by the associated federal deduction for state taxes.

(5)
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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facilities bear interest at variable base rates, plus an applicable margin. At March 31, 2012, our consolidated debt obligations totaled $133,884,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $1,339,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would decrease our operating results by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risk results from fluctuations in the value of the Mexican peso. To mitigate this risk, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2012 would have increased our general and administrative expenses by approximately $1,031,000. During fiscal 2012 and 2011, a loss of $476,000 and $162,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

Item 8.   Financial Statements and Supplementary Data

The information required by this item is set forth in the consolidated financial statements, commencing on page F-1 included herein.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and made known to the officers who certify the Company’s financial reports and to other members of senior management and the Board of Directors as appropriate to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the MPA’s disclosure controls and procedures were effective as of March 31, 2012.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was ineffective as of March 31, 2012.

On May 6, 2011, MPA acquired Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts.  For additional information regarding the acquisition, refer to Note 3 in the Notes to Consolidated Financial Statements and, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.  As permitted by SEC guidance, which allows for a one-year integration period, management has excluded the operations related to Fenco from its assessment of MPA internal control over financial reporting as of March 31, 2012.

Since the acquisition of Fenco we have been unable to timely file our Quarterly Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second and third quarters of our fiscal 2012. As a result, we concluded that our disclosure controls and procedures were not effective because of the existence of a material weakness in our internal control over financial statement close process at Fenco. Specifically, systems required to segregate and account for transactions accurately were inadequate.  Also, the financial policies and procedures  at Fenco did not provide for effective oversight and review of the reconciliation of accounts at month or quarter ends. Moreover, there is a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis, reconciliations and documentation of the application of U.S. GAAP to transactions.  As a result, Fenco was unable to complete the financial closing process on a timely and accurate basis.

The effectiveness of our internal control over financial reporting as of March 31, 2012 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the fourth quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

On May 6, 2011, MPA acquired Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts.  For additional information regarding the acquisition, refer to Note 3 in the Notes to Consolidated Financial Statements and, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.  As permitted by SEC guidance, which allows for a one-year integration period, management has excluded the operations related to Fenco from its assessment of MPA internal control over financial reporting as of December 31, 2011.

Since the acquisition of Fenco we have been unable to timely file our Quarterly Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second and third quarters of our fiscal 2012. As a result, management has concluded that our disclosure controls and procedures were not effective because of the existence of a material weakness in our internal control over financial reporting at Fenco. Specifically, systems required to segregate and account for core and other transactions accurately were inadequate.  Also, the financial policies and procedures applied at Fenco did not provide for effective oversight and review of the reconciliation of accounts at month or quarter ends.  In addition, the overall accounting skill set was inadequate to perform key accounting controls.  As a result, Fenco was unable to complete the financial closing process on a timely and accurate basis.

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

In preparing our fiscal 2012 third quarter filing, direct oversight by MPA management of Fenco accounting personnel has substantially increased.   Additional key personnel were added, which has improved the overall accounting skill set.  However, additional accounting resources may be required to support the consistent performance of accounting internal controls.  In preparing our fiscal 2012 annual filing, we have improved controls over sales, purchases, receiving and shipping transactions to ensure their inclusion in the proper reporting period.

Integration activities, including documenting and assessing Fenco internal controls over financial reporting, continue in process.  Additionally, the Company has ongoing initiatives to standardize the Fenco financial, information technology, and operating systems.  Fenco business applications are scheduled for conversion to the MPA business applications from June 2012 through December 2012. The initial annual assessment of internal controls over financial reporting for the acquired business will be conducted over the course of the fiscal year 2013.

As a result of our continuing review of Fenco operations and finances, we did not file and do not expect to file our Quarterly Reports on Form 10-Q for the quarterly periods ended June 30, 2012 and September 30, 2012 in a timely manner.

Item 9B.   Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, their ages and present positions with us as of September 5, 2012 are as follows:

Name	Age	Position with the Company

Selwyn Joffe	54	Chairman of the Board of Directors, President and Chief Executive Officer

Mel Marks	85	Director and Consultant

Scott J. Adelson	51	Director

Rudolph J. Borneo	71	Director, Chairman of the Compensation Committee and member of the Ethics and Nominating and Corporate Governance Committees

Philip Gay	54	Director, Chairman of the Audit Committee and Ethics Committee, and member of the Compensation and Nominating and Corporate Governance Committees

Duane Miller	65	Director, member of the Audit, Compensation, Ethics and Nominating and Corporate Governance Committees

Jeffrey Mirvis	49	Director, member of the Compensation Committee

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

Mel Marks founded our Company in 1968. Mr. Marks served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding our Company, Mr. Marks was employed for over 20 years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to serve as a consultant and director to us since July 1999. Mr. Marks’s 43-year history with our Company in addition to his wealth of industry knowledge and experience have led the Board of Directors to conclude that he should serve as a director of our Company.

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

Rudolph J. Borneo joined our Board of Directors on November 30, 2004. Mr. Borneo retired from R.H. Macy’s, Inc. on March 31, 2009. At the time of his retirement, his position was Vice Chairman and Director of Stores of Macy’s West, a division of R.H. Macy’s, Inc. Mr. Borneo served as President of Macy’s California from 1989 to 1992 and President of R.H. Macy’s West from 1992 until his appointment as Vice Chairman and Director of Stores in February 1995. In addition, Mr. Borneo is currently Board Chairman of Smoke Eaters Hot Wings Inc. Mr. Borneo is the Chairman of our Compensation Committee and a member of our Audit, Ethics and Nominating and Corporate Governance Committees. Mr. Borneo’s extensive experience in management of employees, organizational management, general business and retail knowledge and financial literacy have led the Board of Directors to conclude that he should serve as a director of our Company.

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

Duane Miller joined our Board of Directors on June 5, 2008. Mr. Miller is currently employed by the Genesee County Regional Chamber of Commerce as Executive Vice President. Prior to joining the Genesee County Regional Chamber of Commerce, he was employed by the City of Flint, Michigan, as the Director of Government Operations, from February 2009 to August 2009. Mr. Miller retired from General Motors Corporation in April 2008 after 37 years of service. At the time of his retirement, Mr. Miller served as executive director, GM Service and Parts Operations (“SPO”) Field Operations where he was responsible for all SPO field activities, running GM Parts (OE), AC Delco (after-market) and GM Accessories business channels, as well as SPO’s Global Independent Aftermarket. Mr. Miller served on the Board of Directors of OEConnection, an automotive ecommerce organization focused on applying technology to provide supply chain solutions and analysis. He currently serves on the Boards of Directors of McLaren Regional Medical Center in Flint, Michigan and Prima Civitas Foundation, headquartered in Lansing, Michigan. His experience also includes serving on the Boards of Directors of the Urban League of Flint, Michigan, the Boys and Girls Club of Flint, Michigan and the Flint/Genesee County Convention and Visitor’s Bureau. Mr. Miller earned a Bachelor of Science degree in marketing from Western Michigan University, and attended the Executive Development Program at the University of California Berkeley, Haas School of Business. Mr. Miller is a member of our Audit, Compensation, Ethics and Nominating and Corporate Governance Committees. Mr. Miller’s significant experience with the automotive parts industry, combined with his organizational, management and business understanding, have led the Board of Directors to conclude that he should serve as a director of our Company.

Jeffrey Mirvis   joined our Board of Directors on February 3, 2009. Mr. Mirvis is currently the Chief Executive Officer of MGT Industries, Inc. (“MGT”), a privately-held apparel company based in Los Angeles. As Chief Executive Officer of MGT, Mr. Mirvis successfully moved all production and sourcing to Asia. During his eleven-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MGT in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the Union Bank of California’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He has been as a board member of Wildwood School in Los Angeles and the Jewish Federation in Los Angeles. Mr. Mirvis is a member of our Audit and Compensation Committees. Mr. Mirvis’ international business experience, operational and production expertise, leadership experience and organizational management have led the Board of Directors to conclude he should serve as a director of our Company.

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

Audit Committee.   The current members of our Audit Committee are Philip Gay, Rudolph Borneo, Duane Miller and Jeffrey Mirvis, with Mr. Gay serving as chairman. Mr. Mirvis became a member of our Audit Committee on June 8, 2011. Our Board of Directors has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met seven times in fiscal 2012.

Compensation Committee.   The current members of our Compensation Committee are Rudolph Borneo, Philip Gay, Duane Miller and Jeffrey Mirvis, with Mr. Borneo serving as chairman. The Compensation Committee is responsible for developing our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making determinations concerning the salary, bonuses and stock options to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee Interlocks and Insider Participation.” The Compensation Committee met seven times in fiscal 2012.

Ethics Committee. The current members of our Ethics Committee are Philip Gay, who serves as Chairman, Rudolph Borneo and Duane Miller. The Ethics Committee is responsible for implementing our Code of Business Conduct and Ethics. No issues arose which required our Ethics Committee to meet in fiscal 2012.

Nominating and Corporate Governance Committee.   The current members of our Nominating and Corporate Governance Committee are Rudolph Borneo, Philip Gay and Duane Miller. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Our Nominating and Corporate Governance Committee is responsible for nominating candidates to our Board of Directors. Our Nominating and Corporate Governance Committee did not meet in fiscal 2012.

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

Information about our non-director executive officers and significant employees

Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our Company, are as follows:

Name	Age	Position with the Company

Kevin Daly	53	Chief Accounting Officer

Steve Kratz	57	Chief Operating Officer

David Lee	42	Chief Financial Officer

Michael Umansky	71	Vice President, Secretary and General Counsel

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

Steve Kratz has been our Chief Operating Officer since May 2007. Prior to this, Mr. Kratz served as our Vice President-QA/Engineering since 2001. Mr. Kratz joined our Company in April 1988. Before joining us, Mr. Kratz was the General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts. In addition to serving as our Chief Operating Officer, Mr. Kratz heads our quality assurance, research and development, engineering and information technology departments.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 2012 with the following exceptions: Mr. Borneo filed a Form 4 for the grant of a stock option that was due on December 2, 2011 on March 22, 2012; Mr. Gay filed a Form 4 for the grant of a stock option that was due on December 2, 2011 on February 7, 2012; and Richard Mochulsky, an executive officer of the Company, filed a Form 4 for the grant of a stock option that was due on September 2, 2011 on September 9, 2011 and a Form 3 that was due on February 3, 2011 on September 9, 2011.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2012 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

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

Stock Option Program. Equity awards are a part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing shareholder value over time. We have historically elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives. Although we have not adopted formal stock ownership guidelines, our named directors and executive officers currently hold a significant portion of our fully-diluted common stock, substantially through the ownership of stock options. In determining the number of stock options to be granted to executives, we historically have taken into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the value of the stock options in relation to other elements of the individual executive’s total compensation. In fiscal 2011, we adopted our 2010 Incentive Award Plan. Our Compensation Committee anticipates issuing the first equity-related grants under the 2010 Incentive Award Plan commencing in fiscal 2013.

Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan, and we make matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Contributions for fiscal 2012 and year-end account balances for those executive officers can be found in the Non-Qualified Deferred Compensation table.

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

Our general policy for setting base salaries of our named executive officers (the “Senior Executives”) is to only increase such salaries in the case of promotions or significant increases to an officer’s duties and responsibilities. Such increases to base salaries are reviewed by the Compensation Committee on a case-by-case basis. The salary increases reflected in our Summary Compensation Table below reflect: (i) an adjustment to David Lee’s base salary in fiscal 2012 to $220,000; (ii) an adjustment to Kevin Daly’s base salary in fiscal 2012 to $208,000; (iii) an adjustment to Steve Kratz’s base salary in fiscal 2012 to $350,000; (iv) an adjustment to Doug Schooner’s base salary in fiscal 2012 to $250,000. In addition, the base salary for Michael Umansky was adjusted to $506,000 effective April 1, 2012. In determining the amount of any increases in base salaries for the Senior Executives, we take into account such factors as: the Senior Executive’s scope of responsibilities and level of experience; the Senior Executive’s contribution to the financial and operating results of the Company; salary data for comparable positions at the peer group companies based on reports of our outside consultant and salary survey data provided by our outside consultant; and internal equity of salaries of individuals in comparable positions at our Company.

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

Determining Chief Executive Officer Compensation.

The Compensation Committee is responsible for evaluating the performance of Mr. Joffe, our Chief Executive Officer, and setting his annual compensation. In determining these elements of compensation for Mr. Joffe, the Compensation Committee considered the contributions Mr. Joffe has made to our Company both from strategic and operational perspectives. The Compensation Committee reviews the key operating results and key strategic initiatives of our Company against the goals and base financial plan contained in the OGSM to determine if the Chief Executive Officer has achieved the goal of strategically enhancing our Company while maintaining favorable operating metrics. The Compensation Committee also takes into consideration the standard of living of the Los Angeles vicinity in which our corporate offices are located. The Compensation Committee separately reviews all relevant information, including reports provided by its outside consultant, and arrives at its decision for the Chief Executive Officer’s total compensation. The Chief Executive Officer’s performance is evaluated in a non-formulaic manner with no specific weighting given to any one of the performance measures. Mr. Joffe does not participate in any decision regarding his compensation. Our employment agreement with Mr. Joffe provides that we may increase, but not decrease, his base salary, which was set at $500,000 in fiscal 2012. On May 18, 2012, we entered into a new employment agreement with Mr. Joffe which sets his base salary at $600,000 which will be reviewed from time to time in accordance with the Company’s established procedures for adjusting salaries of similarly situated employees. See the “Employment Agreements” section below for a further discussion of certain compensation amounts payable to Mr. Joffe pursuant to his employment agreement. Upon making its determination, the Compensation Committee reports its decision concerning Mr. Joffe’s compensation to the entire Board of Directors.

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

Peer Group.

While the Compensation Committee does not undertake a formalized benchmarking process, it does review the assessment provided by its outside consultant detailing the competitiveness of our executive compensation relative to our peer group when making its executive compensation decisions. Our peer group for compensation purposes includes Amerigon Inc., Dorman Products Inc., Drew Industries Inc., Fuel Systems Solutions, Inc., Gentex Corp., Modine Manufacturing Co., Remy International, Inc., Shiloh Industries Inc., Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., Strattec Security Corp. and Superior Industries International Inc. The peer group is reviewed annually with the assistance of our outside consultant to ensure that the peer companies remain an appropriate basis for comparison.

Senior Executive Compensation Decisions (Other than the Chief Executive Officer).

The Compensation Committee made decisions for each of the named executive officers (other than the Chief Executive Officer) following the process described above and established the following key individual performance goals for each such officer, in each case these performance goals apply with respect to both the Company’s rotating electrical and under-the-car businesses:

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

Based on our financial results in fiscal 2012 and the evaluation of each Senior Executive’s performance against his individual goals in accordance with the process outlined above, the Compensation Committee approved the following base salaries and annual bonuses earned during fiscal 2012 for these Senior Executives:

Name	Base Salary	Bonus

David Lee	$220,000	$68,100
Kevin Daly	$208,000	$48,100
Steve Kratz	$350,000	$60,100
Michael Umansky	$406,000	$80,100
Doug Schooner	$250,000	$50,100

The bonuses earned during fiscal 2012 included both special bonuses earned with respect to the consummation of the acquisition of Fenco and annual bonuses determined based on the OGSM process described above. The special bonus amounts were: $30,000 for David Lee; $10,000 for Kevin Daly; and $30,000 for Michael Umansky. Additional bonuses based on fiscal 2012 performance may be granted by the Compensation Committee on or before December 31, 2012 in amounts, if any, to be determined by the Compensation Committee.

Chief Executive Officer Compensation Decisions.

The Compensation Committee made decisions for the Chief Executive Officer’s compensation following the process described above and established the following key individual performance goals:

•	Overall responsibility for the financial results of the Company
•	Develop key strategies in all areas aimed at driving our Company value
•	Strengthen our relationships with key customers through long-term arrangements
•	Ensure appropriate information is communicated to our Board of Directors

•	Ensure that the appropriate management team and corporate focus is in place
•	Develop an appropriate succession plan
•	Maintain the appropriate financial structure for our Company, including, but not limited to, budgets and operating focus
•	Make decisions on all key initiatives proposed by senior management
•	Build sales
•	Evaluate and propose systems and initiatives for continuous improvement in all disciplines of our business
•	Identify and drive any acquisitions
•	Integrate acquired businesses
•	Prepare the infrastructure and develop plans to grow the Company

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

The Compensation Committee also considered the following items in determining the Chief Executive Officer’s bonus amount for fiscal 2012: (i) significantly increased net sales for the Company in fiscal 2012; (ii) strong working relationships with our banks and customers; (iii) progress towards positive strategic results of acquisition-related activities during fiscal 2012 and new business development; and (iv) positive positioning of the Company to ensure its ability to pursue future growth opportunities.

The Compensation Committee considered Mr. Joffe’s performance against his individual goals, the factors above and the aspects regarding the complexity of our business and competitive position in determining that Mr. Joffe’s base salary would remain at its current annual level of $500,000 during fiscal 2012, his special bonus with respect to the Fenco acquisition would be $300,000, and his annual bonus would be $150,000.

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

Summary Compensation Table

The following table sets forth information concerning fiscal 2012, 2011 and 2010 compensation of our named executive officers.

Name & Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards	Options Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total

Selwyn Joffe	2012	$500,000	$450,100	$-	$-	$-	$-	$111,610	$1,061,710
Chairman of the Board,	2011	500,000	700,100	-	-	-	-	189,572	1,389,672
President and CEO	2010	500,000	600,100	-	-	-	-	323,416	1,423,516

David Lee	2012	$183,767	$68,100	$-	$-	$-	$-	$64,680	$316,547
Chief Financial Officer	2011	178,500	65,100	-	-	-	-	64,871	308,471
	2010	178,500	60,600	-	-	-	-	55,392	294,492

Kevin Daly	2012	$183,554	$48,100	$-	$-	$-	$-	$25,195	$256,849
Chief Accounting Officer	2011	180,000	65,100	-	-	-	-	24,725	269,825
	2010	180,000	59,100	-	-	-	-	22,684	261,784

Steve Kratz	2012	$306,340	$60,100	$-	$-	$-	$-	$258,438	$624,878
Chief Operating Officer	2011	300,000	95,100	-	-	-	-	21,511	416,611
	2010	300,000	70,100	-	-	-	-	19,338	389,438

Michael Umansky	2012	$406,000	$80,100	$-	$-	$-	$8,228	$56,677	$551,005
Vice President, Secretary	2011	406,000	60,100	-	-	-	30,360	55,307	551,767
and General Counsel	2010	406,000	60,100	-	-	-	61,110	86,449	613,659

Doug Schooner	2012	$223,411	$50,100	$-	$-	$-	$63	$65,767	$339,341
Vice President,	2011	219,986	80,100	-	-	-	307	65,467	365,860
Manufacturing	2010	219,986	60,100	-	-	-	72,219	118,566	470,871

(1)
Bonus amounts for each named executive officer represent the bonus amount earned for each respective fiscal year and include a $100 bonus paid to each of the Company’s employees during December of each year, including the named executive officers.

(2)	Option award amounts represent the aggregate grant date fair value of options granted during the fiscal years ended March 31, 2012, 2011, and 2010.

(3)	All amounts represent nonqualified deferred compensation earnings.

(4)	The following chart is a summary of the items that are included in the “All Other Compensation” totals:

Name	Automobile Expenses	Health Insurance Premiums	401K Employer's Contribution	Deferred Compensation Plan Employer's Contribution	Other	Total

Selwyn Joffe	$21,149	$86,786	$3,675	$-	$-	$111,610
David Lee	$-	$61,891	$2,789	$-	$-	$64,680
Kevin Daly	$-	$21,732	$3,463	$-	$-	$25,195
Steve Kratz	$-	$21,732	$-	$-	$236,706	$258,438
Michael Umansky	$2,378	$43,225	$3,693	$7,381	$-	$56,677
Doug Schooner	$-	$61,891	$3,876	$-	$-	$65,767

2012 Grants of Plan-Based Awards

No options were granted to our named executive officers in fiscal 2012.

Outstanding Equity Awards At Fiscal Year End

Option Awards

The following table summarizes information regarding option awards granted to our named executive officers that remain outstanding as of March 31, 2012.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable vested	Number of Securities Underlying Unexercised Options (#) Unexercisable unvested	Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Selwyn Joffe
	1,500	-	-	$3.600	4/29/2012
	100,000	-	-	$2.160	3/2/2013
	1,500	-	-	$1.800	4/29/2013
	100,000	-	-	$6.345	1/13/2014
	200,000	-	-	$9.270	7/20/2014
	150,000	-	-	$10.010	11/2/2015
	250,000	-	-	$12.000	8/29/2016
David Lee		-	-
	5,000	-	-	$10.10	11/2/2015
	2,500	-	-	$12.00	8/29/2016
Kevin Daly		-	-
	5,000	-	-	$10.15	1/3/2016
	2,500	-	-	$12.00	8/29/2016
Steve Kratz
	2,500	-	-	$8.70	5/11/2014
	6,000	-	-	$10.10	11/2/2015
	10,000	-	-	$12.00	8/29/2016
Michael Umansky
	25,000	-	-	$10.01	11/2/2015
	20,000	-	-	$12.00	8/29/2016
Doug Schooner
	12,000	-	-	$8.70	5/11/2014
	12,000	-	-	$10.01	11/2/2015
	20,000	-	-	$12.00	8/29/2016

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Selwyn Joffe	-	$-	-	$-
David Lee	-	$-	-	$-
Kevin Daly	-	$-	-	$-
Steve Kratz	35,600	$236,706	-	$-
Michael Umansky	-	$-	-	$-
Doug Schooner	-	$-	-	$-

Nonqualified Deferred Compensation

The following table sets forth certain information regarding contributions, earnings and account balances under our Amended and Restated Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not-tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2012. A description of the material terms and conditions of the Amended and Restated Executive Deferred Compensation Plan follows.

Name	Executive Contributions in Last FY(1)	Registrant contribution in last FY(2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY

Selwyn Joffe	$-	$-	$-	$-	$-
David Lee	$-	$-	$-	$-	$-
Kevin Daly	$-	$-	$-	$-	$-
Steve Kratz	$-	$-	$-	$-	$-
Michael Umansky	$29,760	$7,381	$847	$-	$340,247
Doug Schooner	$-	$-	$63	$-	$1,673

(1)	The amounts set forth in this column are included in the “Salary” and “Bonus” columns, as applicable, in our “Summary Compensation Table.”

(2)	See description of the Non-Qualified Deferred Compensation Plan in the “Grants of Plan Based Awards” section. The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total

Selwyn Joffe	$-	$-	$-
David Lee	$-	$-	$-
Kevin Daly	$-	$-	$-
Steve Kratz	$-	$-	$-
Michael Umansky	$7,381	$-	$7,381
Doug Schooner	$-	$-	$-

(a)	No interest is paid by the registrant.

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

Employment Agreements

On February 14, 2003, we entered into an employment agreement with Selwyn Joffe pursuant to which he is employed full-time as our President and Chief Executive Officer in addition to serving as our Chairman of the Board of Directors. This agreement, which was negotiated on our behalf by Mel Marks, the then Chairman of the Compensation Committee, and unanimously approved by our Board of Directors, was originally scheduled to expire on March 31, 2006. The February 14, 2003 agreement provided for an annual base salary of $500,000, and participation in our executive bonus program. Mr. Joffe remains entitled to receive a transaction fee of 1.0% of the total consideration of any transaction, including any transaction resulting in a change of control, his efforts bring to us that we previously agreed to provide to him as part of a prior consulting agreement with Protea Group, Mr. Joffe’s company. Mr. Joffe also participates in the stock option plans approved by the shareholders and also receives other benefits including those generally provided to other employees.

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

On May 18, 2012, we entered into a new employment agreement (the “New Employment Agreement”) with Mr. Joffe, which terminates and supersedes Mr. Joffe’s previous employment agreement that was to expire on August 31, 2012. The New Employment Agreement provides for Mr. Joffe to serve as our Chairman, President and Chief Executive Officer for a term expiring on August 31, 2015, unless extended or earlier terminated. Pursuant to the New Employment Agreement, Mr. Joffe will receive a base salary of $600,000 per year, which will be reviewed from time to time in accordance with our established procedures for adjusting salaries for similarly situated employees. Mr. Joffe will be eligible to participate in our Annual Incentive Plan adopted and amended from time to time by the Board (the “Annual Incentive Plan”), with a target bonus equal to 100% of Mr. Joffe’s salary (the “Annual Incentive Bonuses”). In addition to the Annual Incentive Bonuses, we paid Mr. Joffe a one-time bonus of $250,000 upon the signing of the New Employment Agreement and awarded Mr. Joffe a guaranteed bonus of $500,000, which is payable in three annual installments: $168,000 on May 18, 2012; $166,000 on May 18, 2013; and $166,000 on May 18, 2014.

Pursuant to Mr. Joffe’s previous employment agreement, he was entitled to receive a transaction fee of 1.0% of the total consideration of any transaction, including any transaction resulting in a change of control, his efforts brought to us. In lieu of this transaction fee, pursuant to the New Employment Agreement, we agreed to grant Mr. Joffe, no later than May 28, 2012, pursuant to its 2010 Incentive Award Plan (the “2010 Plan”): (i) a fully-vested option to purchase a number of shares of our common stock equal to $250,000 divided by the per share fair value of the option as of its grant date based on the Black-Scholes valuation method or such other method as may be used by us for financial reporting purposes; and (ii) a number of shares of fully-vested restricted stock equal to $250,000 divided by the average per share closing price of our common stock as quoted on the NASDAQ Global Select Market for the five consecutive trading days immediately following May 18, 2012 minus a number of shares which are required to satisfy applicable withholding obligations (the “Initial Equity Awards”).

Pursuant to the New Employment Agreement, Mr. Joffe will also be eligible to receive annual awards under the 2010 Plan in such amounts as are determined by the Compensation Committee as administrator of the 2010 Plan in its sole and absolute discretion (the “Annual Awards”).  Such awards may be in the form of options, restricted stock, restricted stock units, performance shares, performance units or such other form of award as determined by the Compensation Committee as administrator of the 2010 Plan in its sole and absolute discretion.

The Annual Incentive Bonuses, the Initial Equity Awards and the Annual Awards, to the extent they constitute “incentive-based compensation” under Section 10D of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), shall be subject to clawback by us to the extent required by Section 10D(b)(2) of the Exchange Act, as determined by the applicable rules and regulations promulgated thereunder from time to time by the U.S. SEC, as limited by California law to the extent California law applies.

Pursuant to the New Employment Agreement, Mr. Joffe will also receive:  (i) four weeks paid vacation each year during the term of the New Employment Agreement pursuant to our written vacation policy; (ii) a $1,500 monthly automobile allowance and payment by us of certain automobile-related expenses; (iii) during the term of the New Employment Agreement, if Mr. Joffe does not elect medical insurance coverage for himself and his eligible family through us, an allowance for such medical insurance in an amount equal to the cost which would have been incurred by us in supplying such coverage for Mr. Joffe and his eligible family; and (iv) $24,000 per year to be used by Mr. Joffe to purchase disability insurance for his benefit (the “Disability Insurance Payment” and, together with the benefits described in clauses (i), (ii) and (iii), the “Benefits”).

The New Employment Agreement terminates on the date of Mr. Joffe’s death, in which event his accrued salary and Annual Incentive Bonus, if any, and reimbursable expenses and benefits owing to him through the date of his death shall be paid to his estate, and his estate shall assume certain of his rights as specified in the New Employment Agreement.

In the event that Mr. Joffe’s employment is terminated as result of his physical or mental illness or incapacity as determined in accordance with the procedures set forth in the New Employment Agreement, he will be entitled to receive his accrued salary and Annual Incentive Bonus, if any, reimbursable expenses and Benefits owing to him through the date of termination and payment of the benefits pursuant to any disability insurance policy purchased by Mr. Joffe with the Disability Insurance Payment.

In the event that Mr. Joffe’s employment is terminated by us for Cause (as defined in the New Employment Agreement), we will be released from any and all further obligations under the New Employment Agreement, except that we will pay Mr. Joffe his accrued salary and Annual Incentive Bonus, if any, and reimbursable expenses and Benefits owing to him through the date of his termination.

In the event that Mr. Joffe’s employment is terminated by us without Cause (as defined in the New Employment Agreement) or Mr. Joffe voluntarily terminates the New Employment Agreement for Good Reason (as defined in the New Employment Agreement), then we will pay through the later of the date which is two years after the termination date or August 31, 2015: (i) his salary as in effect immediately prior to the termination date; (ii) his average bonus earned for the two years immediately prior to the year in which the New Employment Agreement is terminated (or if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs); and (iii) the Benefits.

If a Change in Control (as defined in the New Employment Agreement) occurs and Mr. Joffe voluntarily terminates the New Employment Agreement for Good Reason (as defined in the New Employment Agreement) or Mr. Joffe’s employment is terminated by us without Cause (as defined in the New Employment Agreement) within two years following a Change in Control, then Mr. Joffe will be entitled to receive either the severance benefit as described in the next sentence of this paragraph or the benefits described in the immediately preceding paragraph, whichever is more favorable to Mr. Joffe, and we will pay Mr.Joffe any reimbursable expenses owed to him through the termination date. The severance benefit will be equal to (i) two times Mr. Joffe’s salary at the annual rate in effect immediately prior to the date of the Change in Control plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the Change in Control occurs. The severance benefit will be paid to Mr. Joffe in a lump sum as soon as practicable, but no later than 30 days following the termination date.

In the event that the benefits provided for in the New Employment Agreement or otherwise payable to Mr. Joffe constitute “parachute payments” within the meaning of Section 280G of the Internal Revenue Code of 1986, as amended (the “Code”) and will be subject to the excise tax imposed by Section 4999 of the Code, Mr. Joffe will receive the greater of: (i) the largest portion, up to and including the total, of such benefits or (ii) the largest aggregate amount of such benefits that would result in no portion thereof being subject to excise tax under Section 4999 of the Code, whichever amount, after taking into account all applicable federal, state and local employment taxes, income taxes and excise tax under Section 4999 of the Code, results in Mr. Joffe’s receipt, on an after-tax basis, of the greatest amount of the benefit.

The New Employment Agreement prohibits Mr. Joffe during the term of the New Employment Agreement or at any time thereafter from using or disclosing to any third party any of our confidential information and trade secrets. Pursuant to the New Employment Agreement, during the term of the New Employment Agreement, Mr. Joffe is also prohibited from: (i) competing with us; or (ii) soliciting or inducing any creditor, customer, supplier, officer, executive or agent of us or any of our subsidiaries or affiliates to sever its relationship with or leave the employ of any such entities.

Pursuant to the New Employment Agreement, we agreed to reimburse Mr. Joffe for all reasonable legal fees and disbursements incurred by him in connection with the negotiation, preparation and execution of the New Employment Agreement.

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

Potential Payments Upon Termination or Change in Control Table

The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreement was terminated on March 31, 2012, the last business day of fiscal 2012. Please refer to “Employment Agreements” for more information.

Benefit	Termination by Company for Cause (1)	Death (2)	Disability (3)	Voluntary Termination by Mr. Joffe for Good Reason or Termination by Company w/o Cause (4)	Change in Control	After Change in Control: Voluntary Termination by Mr. Joffe (5)

Salary Contribution	$-	$-	$-	$1,000,000	$-	$500,000
Bonus (6)	$150,000	$150,000	$150,000	$850,200	$-	$425,100
Stock Options (7)	$-	$-	$-	$-	$-	$-
Healthcare	$-	$-	$24,000	$48,000	$-	$24,000
Transaction Fee (8)	$-	$-	$-	$-	$-	$-
Sale Bonus (9)	$-	$-	$-	$-	$1,850,200	$-
Automobile Allowance (10)	$-	$-	$-	$36,000	$-	$18,000
Accrued Vacation Payments	$126,133	$126,133	$126,133	$203,056	$-	$126,133

(1)
Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus and transaction fees (as described in footnote 7), if any, and benefits owing to him through the day of his termination.

(2)
Mr. Joffe’s employment term will end on the date of his death. Upon such event, Mr. Joffe’s estate will be entitled to receive his accrued salary, bonus and transaction fees (as .described in footnote 7), if any, and benefits, including accrued but unused vacation time, owing to Mr. Joffe through the date of his death. In addition, Mr. Joffe’s estate will assume Mr. Joffe’s rights under the 1994 Stock Option Plan and the related rights under the employment agreement.

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

(6)	Excludes a $300,000 incentive payment made to Mr. Joffee in connection with our Fenco acquisition.

(7)
Upon the termination of the employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any options which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such option. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all options which were not fully vested at March 31, 2012.

(8)
In the event that one or more proposed transactions occur during the term of Mr. Joffe’s employment agreement, Mr. Joffe will be entitled to receive a transaction fee, as additional compensation with respect to each proposed transaction. We will pay Mr. Joffe a transaction fee upon the closing of a proposed transaction in an amount equal to 1% of the “total consideration.” Since no transaction fee was accrued as of March 31, 2012 and there were no proposed transactions on which to estimate a 1% fee as of March 31, 2012, zero amounts were entered.

(9)
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

(10)
Mr. Joffe is entitled to receive an automobile allowance until March 31, 2012 in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.

Equity Based Employee Benefit Plans

2010 Incentive Award Plan. On December 10, 2010, our Board of Directors approved our 2010 Plan. On January 14, 2011, our shareholders approved the 2010 Plan. The purpose of the 2010 Plan is to enhance the value of our Company and promote our success by linking the individual interests of our employees to the interests of our shareholders and by providing our employees with an incentive for outstanding performance to generate superior returns to our shareholders. The 2010 Plan is also intended to provide the Company with flexibility in its ability to motivate, attract, and retain the services of employees upon whose judgment, interest, and performance our success is largely dependent. The 2010 Plan does not provide for awards to non-employee directors or consultants of the Company.

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

•
Stock Options . Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other Code requirements are satisfied. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (110% in the case of ISOs granted to certain significant shareholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant shareholders). Vesting conditions determined by the plan administrator may apply to stock options, may include continued service, performance and/or other conditions.

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

•
Restricted Stock; Deferred Stock; RSUs; Performance Awards . Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. For shares of restricted stock with performance-based vesting, dividends which are paid prior to vesting will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the shares vest. Deferred stock and RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying these awards may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Performance awards are contractual rights to receive a range of shares of our common stock, cash, or a combination of cash and shares, in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to restricted stock, deferred stock, RSUs and performance shares may be based on continuing service with us or our affiliates, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

•
Stock Payments . Stock payments are awards of fully vested shares of our common stock that may, but need not be, made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards.

•
Dividend Equivalent Rights . Dividend equivalent rights represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payments dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator. Dividend equivalents with respect to an award with performance-based vesting that are based on dividends paid prior to the vesting of such award will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the award vests.

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

Deferred Stock. A grantee receiving deferred stock generally will not have taxable income upon the issuance of the deferred stock and we will not then be entitled to a deduction. However, when shares underlying the deferred stock are issued to the grantee, he or she will realize ordinary income and, if we comply with applicable reporting requirements and subject to the restrictions of Section 162(m) of the Code, we will be entitled to a deduction in an amount equal to the difference between the fair market value of the shares at the date of issuance over the purchase price, if any, paid for the deferred stock. Employment taxes with respect to these awards will generally be due in the year of vesting.

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

Section 409A of the Code. Certain types of awards under the 2010 Plan, including, but not limited to RSUs and deferred stock, may constitute, or provide for, a deferral of compensation subject to Section 409A of the Code. Unless certain requirements set forth in Section 409A of the Code are complied with, holders of such awards may be taxed earlier than would otherwise be the case ( e.g. , at the time of vesting instead of the time of payment) and may be subject to an additional 20% penalty tax (and, potentially, certain interest penalties). To the extent applicable, the 2010 Plan and awards granted under the 2010 Plan are intended to be structured and interpreted to comply with Section 409A of the Code and the Department of Treasury regulations and other interpretive guidance that may be issued under Section 409A of the Code.

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

2012 Director Compensation

We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in fiscal 2012. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. In addition, our compensation arrangement with Mel Marks reflects his 50 years of relevant experience in the industry and our Company. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in fiscal 2012.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

Philip Gay	$90,000	$-	$9,494	$-	$99,494
Rudolph Borneo	$71,500	$-	$9,494	$-	$80,994
Scott J. Adelson	$51,000	$-	$17,144	$-	$68,144
Duane Miller	$69,500	$-	$8,466	$-	$77,966
Jeffrey Mirvis	$74,500	$-	$18,526	$-	$93,026
Mel Marks	$-	$-	$-	$350,000	$350,000

(1)	Option award amounts reflect the aggregate grant date fair value of option awards.

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

Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of September 24, 2012, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 14,471,321 shares of common stock outstanding as of September 24, 2012.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of September 24, 2012 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

	Amount and Nature of	Percent of
Name and Address of Beneficial Shareholder	Beneficial Ownership (1)	Class
Wellington Trust Company, NA (2)
280 Congress Street, Boston, MA 02210	1,053,688	7.3%
Selwyn Joffe (3)	856,000	6.4%
Mel Marks	660,613	4.6
Scott Adelson (4)	44,000	*
Rudolph Borneo (5)	63,000	*
Philip Gay (6)	43,000	*
Duane Miller (7)	34,000	*
Jeffrey Mirvis (8)	37,000	*
Doug Schooner (9)	44,092	*
Steve Kratz (10)	18,500	*
Michael Umansky (11)	45,000	*
David Lee (12)	9,500	*
Kevin Daly (13)	10,500	*
Directors and executive officers as a group — 12 persons (14)	1,865,205	12.6%

* Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)
Based on information contained in filings made by such stockholders with the SEC on as reported in each such stockholder's most recent Schedule 13F filing. Since there may have been subsequent purchases or sales of securities, this information may not reflect the current holdings by these stockholders.

(3)
Includes 201,500 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; and 600,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan.

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

(10)	Represents 18,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(11)	Represents 45,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(12)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(13)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan.

(14)
Includes 201,500 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 722,500 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; and 185,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

Information regarding our securities authorized for issuance under our equity compensation plan is found in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

We have entered into a consulting agreement with Mel Marks, our founder, member of our Board of Directors and largest shareholder. We currently pay Mr. Marks a consulting fee of $350,000 per year under this arrangement. We have also agreed to pay Mr. Gay, a member of our Board of Directors, $90,000 per year for his service as a member of our Board of Directors and Chairman of our Audit Committee. For additional information, see the discussion under the caption “Executive Compensation” “2012 Director Compensation.”

In addition, on May 3, 2012, we entered into a Right of First Refusal Agreement with Mr. Marks and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks (the “Shareholders”), which, among other things, provides us with the right to purchase any or all shares of common stock that the Shareholders propose to sell or transfer, subject to certain exceptions.  Pursuant to the Right of First Refusal Agreement, we have 30 days after notice of a proposed sale or transfer to exercise our right to purchase such shares, and may do so at a price that is 10% below the average daily closing price per share of our common stock for the five consecutive trading days immediately preceding the date of such notice.  The Right of First Refusal Agreement has a term of three years.

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

Director Independence

Information regarding the independence of our directors can be found in Item 10 “Directors, Executive Officers and Corporate Governance - Corporate Governance, Board of Directors and Committees of the Board of Directors.”

Item 14. Principal Accountant Fees and Services

The following table summarizes the total fees we paid to our independent certified public accountants, Ernst & Young LLP, for professional services provided during the following fiscal years ended March 31:

	2012	2011	2010
Audit Fees	$2,668,000	$1,143,000	$1,168,000
Tax Fees	346,000	126,000	45,000
All Other Fees	85,000	300,000	-
Total	$3,099,000	$1,569,000	$1,213,000

Audit fees in fiscal 2012, 2011 and 2010 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, and (iii) audit of internal control over financial reporting.

Tax fees in fiscal 2012 related primarily to our acquisition, the preparation of federal and state tax returns, transfer pricing, and other state income tax research. Tax fees in fiscal 2011 related primarily to the preparation of federal and state tax returns, transfer pricing, and other state income tax research. Tax fees in fiscal 2010 related primarily to the transfer pricing, consultation in response to the Company’s IRS examination, and tax accounting method charges.

Other fees billed in fiscal 2012 and 2011 consisted of professional services for due diligence work related to our acquisitions.

Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2012, 2011 and 2010 were pre-approved by the Audit Committee.

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
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 12, 2011.

10.39	Core Amendment No. 3 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011.

10.40	Core Amendment No. 4 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 16, 2011.

10.41	Addendum No. 2 to Amendment No. 1 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 16, 2011.

10.42	Fifth Amendment to the Revolving Credit and Term Loan Agreement, dated as of July 5, 2011, by and among Motorcar Parts of America, Inc., Union Bank, N.A., and Branch Banking & Trust Company	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 13, 2011.

10.43	Purchase Agreement, dated May 6, 2011, by and among Motorcar Parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick and Joel Fenwick	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 12, 2011.

10.44	Hold Agreement, dated May 6, 2011, between Motorcar Parts of America, Inc. and FAPL Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 12, 2011.

10.45	Escrow Agreement, dated May 6, 2011, by and among Motorcar Parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick, Joel Fenwick and Stikeman Elliott LLP	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 12, 2011.

Number	Description of Exhibit	Method of Filing

10.46
Amended and Restated Credit Agreement, dated May 6, 2011, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufacturers and Traders Trust Company, M&T Bank and such other lenders from time to time as may become a party thereto
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 12, 2011.

10.47
Fifth Amendment, dated as of November 17, 2011, to that certain Standard Industrial Commercial Single Tenant Lease-Gross, dated as of September 19, 1995, between Golkar Enterprises, Ltd and Motorcar Parts of America, Inc., as amended
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 25, 2011.

10.48
Financing Agreement, dated as of January 18, 2012,among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2012.

10.49	Subscription Agreement, dated April 20, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2012.

10.50	Registration Rights Agreement, dated April 20, 2012	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 23, 2012.

10.51	Right of First Refusal Agreement, dated May 3, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2012.

10.52	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.53
Second Amendment to the Financing Agreement, dated as of May 24, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 31, 2012.

10.54	Warrant to Purchase Common Stock, dated May 24, 2012, issued by Motorcar Parts of America, Inc. to Cerberus Business Finance, LLC in connection with the Second Amendment to the Financing Agreement	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 31, 2012.

Number	Description of Exhibit	Method of Filing

10.55
Revolving Credit/Strategic Cooperation Agreement, dated as of August 22, 2012, by and among Motorcar Parts of America, Inc. (solely for purposes of provisions specified thereto), Fenwick Automotive Products Limited and Wanxiang America Corporation
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2012.

10.56	Guaranty, dated as of August 22, 2012, by Motorcar Parts of America, Inc. for the benefit of Wanxiang America Corporation	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 28, 2012.

10.57	Warrant to Purchase Common Stock, dated as of August 22, 2012, issued by Motorcar Parts of America, Inc. to Wanxiang America Corporation	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 28, 2012.

10.58
Third Amendment and Waiver to the Financing Agreement, dated as of August 22, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association as administrative agent
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 28, 2012.

10.59
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of August 22, 2012, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufacturers and Traders Trust Company, as lead arranger, and M&T Bank, as administrative agent and a lender
Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on August 28, 2012.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statement of Shareholders’ Equity; (iv) the Consolidated Statements of Cash Flows; and (v) the Notes to Consolidated Financial Statements, tagged as blocks of text
Furnished herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: September 28, 2012	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: September 28, 2012	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	September 28, 2012
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	September 28, 2012
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	September 28, 2012
Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	September 28, 2012
Mel Marks

/s/ Scott Adelson	Director	September 28, 2012
Scott Adelson

/s/ Rudolph Borneo	Director	September 28, 2012
Rudolph Borneo

/s/ Philip Gay	Director	September 28, 2012
Philip Gay

/s/ Duane Miller	Director	September 28, 2012
Duane Miller

/s/ Jeffrey Mirvis	Director	September 28, 2012
Jeffrey Mirvis

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Motorcar Parts of America, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the business acquired from FAPL Holdings Inc. (business acquired referred to as “Fenco”) which is included in the 2012 consolidated financial statements of  Motorcar Parts of America, Inc. and subsidiaries and constituted $268,674,000 and $(57,868,000) of total and net assets, respectively, as of March 31, 2012 and $185,136,000 and $(62,814,000) of net sales and net loss, respectively, for the year then ended.  Our audit of internal control over financial reporting of Motorcar Parts of America, Inc. and subsidiaries also did not include an evaluation of the internal control over financial reporting of Fenco.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls related to the company’s financial statement close process.  As a result of the acquisition of Fenco, the Company was unable to timely file Quarterly Reports and the Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second and third quarters of our fiscal 2012 and the March 31, 2012 year end.  Specifically, systems required to segregate and account for certain transactions accurately were inadequate.  Also, the financial policies and procedures applied at Fenco did not provide for effective oversight and review of the reconciliation of accounts.  In addition, the overall accounting skill set was inadequate to perform key accounting controls.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the three years in the period ended March 31, 2012. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2012 consolidated financial statements and this report does not affect our report dated September 28, 2012, which expressed an unqualified opinion on those financial statements

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Motorcar Parts of America, Inc. and subsidiaries has not maintained effective internal control over financial reporting as of March 31, 2012, based on the COSO criteria.

/s/ Ernst & Young LLP

Los Angeles, California
September 28, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2012 and 2011 and the related consolidated statements of operations, shareholders’ equity, and cash flows for the each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2012 and 2011 and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc.’s internal control over financial reporting as of March 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated September 28, 2012, expressed an adverse opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
September 28, 2012

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2012	2011
ASSETS
Current assets:
Cash	$32,617,000	$2,477,000
Short-term investments	342,000	304,000
Accounts receivable — net	20,036,000	10,635,000
Inventory— net	95,071,000	29,733,000
Inventory unreturned	9,819,000	5,031,000
Deferred income taxes	3,793,000	5,658,000
Prepaid expenses and other current assets	6,553,000	6,299,000
Total current assets	168,231,000	60,137,000
Plant and equipment — net	12,738,000	11,663,000
Long-term core inventory — net	194,406,000	80,558,000
Long-term core inventory deposit	26,939,000	25,984,000
Long-term deferred income taxes	1,857,000	1,346,000
Long-term note receivable	-	4,863,000
Goodwill	68,356,000	-
Intangible assets — net	22,484,000	5,530,000
Other assets	6,887,000	1,784,000
TOTAL ASSETS	$501,898,000	$191,865,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$126,100,000	$38,973,000
Accrued liabilities	19,379,000	7,318,000
Customer finished goods returns accrual	21,695,000	9,161,000
Other current liabilities	2,331,000	918,000
Current portion of term loan	500,000	2,000,000
Current portion of capital lease obligations	414,000	372,000
Total current liabilities	170,419,000	58,742,000
Term loan, less current portion	84,500,000	5,500,000
Revolving loan	48,884,000	-
Deferred core revenue	9,775,000	8,729,000
Customer core returns accrual	113,702,000	-
Other liabilities	751,000	1,255,000
Capital lease obligations, less current portion	248,000	462,000
Total liabilities	428,279,000	74,688,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,533,821 and 12,078,271 shares issued; 12,519,421 and 12,063,871 outstanding at March 31, 2012 and 2011, respectively	125,000	121,000
Treasury stock, at cost, 14,400 shares of common stock at March 31, 2012 and 2011, respectively	(89,000)	(89,000)
Additional paid-in capital	98,627,000	93,140,000
Additional paid-in capital-warrant	1,879,000	1,879,000
Accumulated other comprehensive loss	(884,000)	(349,000)
Retained (deficit) earnings	(26,039,000)	22,475,000
Total shareholders' equity	73,619,000	117,177,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$501,898,000	$191,865,000
The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended March 31,

	2012	2011	2010

Net sales	$363,687,000	$161,285,000	$147,225,000
Cost of goods sold	335,980,000	109,903,000	105,898,000
Gross profit	27,707,000	51,382,000	41,327,000
Operating expenses:
General and administrative	38,881,000	17,033,000	15,389,000
Sales and marketing	12,804,000	6,537,000	6,019,000
Research and development	1,765,000	1,549,000	1,421,000
Impairment of plant and equipment	1,031,000	-	-
Acquisition costs	713,000	879,000	191,000
Total operating expenses	55,194,000	25,998,000	23,020,000
Operating (loss) income	(27,487,000)	25,384,000	18,307,000
Other expense (income):
Gain on acquisition	-	-	(1,331,000)
Interest expense, net	14,255,000	5,355,000	4,710,000
(Loss) income before income tax expense	(41,742,000)	20,029,000	14,928,000
Income tax expense	6,772,000	7,809,000	5,282,000
Net (loss) income	$(48,514,000)	$12,220,000	$9,646,000
Basic net (loss) income per share	$(3.90)	$1.01	$0.80
Diluted net (loss) income per share	$(3.90)	$0.99	$0.80

Weighted average number of shares outstanding:
Basic	12,442,684	12,042,428	11,988,692
Diluted	12,442,684	12,334,331	12,116,615

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
For the Years Ended March 31,

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total	Comprehensive Income (Loss)

Balance at March 31, 2009	11,962,021	120,000	-	-	92,459,000	1,879,000	(1,984,000)	609,000	93,083,000

Compensation recognized under employee stock plans	-	-	-	-	136,000	-	-	-	136,000
Exercise of options	64,000	-	-	-	152,000	-	-	-	152,000
Tax benefit from employee stock options exercised	-	-	-	-	69,000	-	-	-	69,000
Impact of tax benefit on APIC pool	-	-	-	-	(24,000)	-	-	-	(24,000)
Unrealized gain on investments, net of tax	-	-	-	-	-	-	80,000	-	80,000	$80,000
Foreign currency translation	-	-	-	-	-	-	478,000	-	478,000	478,000
Net income	-	-	-	-	-	-	-	9,646,000	9,646,000	9,646,000
Comprehensive Income										$10,204,000

Balance at March 31, 2010	12,026,021	120,000	-	-	92,792,000	1,879,000	(1,426,000)	10,255,000	103,620,000

Compensation recognized under employee stock plans	-	-	-	-	59,000	-	-	-	59,000
Exercise of options	52,250	1,000		-	199,000	-	-	-	200,000
Tax benefit from employee stock options exercised	-	-	-	-	123,000	-	-	-	123,000
Impact of tax benefit on APIC pool	-	-	-	-	(33,000)	-	-	-	(33,000)
Repurchase of common stock including fees	-	-	(14,400)	(89,000)	-	-	-	-	(89,000)
Unrealized gain on investments, net of tax	-	-	-	-	-	-	(3,000)	-	(3,000)	$(3,000)
Foreign currency translation	-	-	-	-	-	-	1,080,000	-	1,080,000	1,080,000
Net income	-	-	-	-	-	-	-	12,220,000	12,220,000	12,220,000
Comprehensive Income										$13,297,000

Balance at March 31, 2011	12,078,271	$121,000	(14,400)	$(89,000)	$93,140,000	$1,879,000	$(349,000)	$22,475,000	$117,177,000

Compensation recognized under employee stock plans	-	-	-	-	52,000	-	-	-	52,000
Exercise of options	95,550	1,000		-	320,000	-	-	-	321,000
Tax benefit from employee stock options exercised	-	-	-	-	255,000	-	-	-	255,000
Impact of tax benefit on APIC pool	-	-	-	-	(83,000)	-	-	-	(83,000)
Common stock issued as consideration for acquisition	360,000	3,000	-	-	4,943,000	-	-	-	4,946,000
Unrealized gain on investments, net of tax	-	-	-	-	-	-	70,000	-	70,000	$70,000
Foreign currency translation	-	-	-	-	-	-	(605,000)	-	(605,000)	(605,000)
Net loss	-	-	-	-	-	-	-	(48,514,000)	(48,514,000)	(48,514,000)
Comprehensive loss										$(49,049,000)

Balance at March 31, 2012	12,533,821	$125,000	(14,400)	$(89,000)	$98,627,000	$1,879,000	$(884,000)	$(26,039,000)	$73,619,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31,

	2012	2011	2010
Cash flows from operating activities:
Net (loss) income	$(48,514,000)	$12,220,000	$9,646,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	5,321,000	3,126,000	3,238,000
Amortization of intangible assets	2,029,000	774,000	644,000
Amortization of deferred gain on sale-leaseback	-	(307,000)	(524,000)
Amortization of deferred financing costs	576,000	86,000	35,000
Amortization of finished goods inventory step-up valuation	3,746,000	-	-
Provision for inventory reserves	3,012,000	1,804,000	878,000
Provision for customer payment discrepencies	270,000	850,000	182,000
Net (recovery of) provision for doubtful accounts	(16,000)	(38,000)	898,000
Deferred income taxes	1,328,000	2,358,000	(70,000)
Share-based compensation expense	52,000	59,000	136,000
Gain on acquisition	-	-	(1,331,000)
Impact of tax benefit on APIC pool from stock options exercised	83,000	33,000	24,000
(Gain) loss on redemption of short-term investment	-	(25,000)	5,000
Impairment of plant and equipment	1,031,000	-	-
Loss on disposal of assets	14,000	37,000	13,000
Changes in current assets and liabilities:
Accounts receivable	5,517,000	(5,894,000)	11,917,000
Inventory	(6,342,000)	1,305,000	(3,936,000)
Inventory unreturned	5,276,000	(1,107,000)	784,000
Prepaid expenses and other current assets	2,921,000	(3,527,000)	(1,054,000)
Other assets	(234,000)	(245,000)	(832,000)
Accounts payable and accrued liabilities	10,259,000	8,885,000	7,122,000
Customer finished goods returns accrual	(4,692,000)	1,707,000	(1,097,000)
Income tax payable	(454,000)	(381,000)	(518,000)
Deferred core revenue	1,046,000	2,668,000	127,000
Long-term core inventory	(17,045,000)	(13,885,000)	(5,692,000)
Long-term core inventory deposits	(955,000)	(216,000)	(1,317,000)
Customer core returns accrual	(1,388,000)	-	-
Other liabilities	(1,329,000)	448,000	(931,000)
Net cash (used in) provided by operating activities	(38,488,000)	10,735,000	18,347,000
Cash flows from investing activities:
Purchase of plant and equipment	(1,554,000)	(1,566,000)	(1,055,000)
Purchase of businesses	-	(464,000)	(2,622,000)
Long-term note receivable	-	(4,863,000)	-
Change in short term investments	(37,000)	170,000	11,000
Net cash used in investing activities	(1,591,000)	(6,723,000)	(3,666,000)
Cash flows from financing activities:
Borrowings under revolving loan	151,679,000	46,200,000	31,600,000
Repayments under revolving loan	(152,339,000)	(46,200,000)	(53,200,000)
Proceeds from term loan	85,000,000	-	10,000,000
Repayments of term loan	(7,500,000)	(2,000,000)	(500,000)
Deferred financing costs	(6,560,000)	(16,000)	(414,000)
Payments on capital lease obligations	(591,000)	(975,000)	(1,630,000)
Exercise of stock options	320,000	199,000	152,000
Excess tax benefit from employee stock options exercised	255,000	123,000	69,000
Impact of tax benefit on APIC pool from stock options exercised	(83,000)	(33,000)	(24,000)
Repurchase of common stock, including fees	-	(89,000)	-
Proceeds from issuance of common stock	1,000	1,000	-
Net cash provided by (used in) financing activities	70,182,000	(2,790,000)	(13,947,000)
Effect of exchange rate changes on cash	37,000	45,000	24,000
Net increase in cash	30,140,000	1,267,000	758,000
Cash — Beginning of year	2,477,000	1,210,000	452,000
Cash — End of year	$32,617,000	$2,477,000	$1,210,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$11,905,000	$5,270,000	$4,568,000
Income taxes, net of refunds	3,036,000	8,073,000	5,636,000
Non-cash investing and financing activities:
Settlement of accounts receivable in connection with purchase of business	$-	$-	1,123,000
Property acquired under capital lease	-	351,000	-
Common stock issued in business combination	4,946,000	-	-

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automobile parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers.

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

The Company has remanufacturing, warehousing and shipping/receiving operations for automobile parts in North America and Asia. In addition, the Company utilizes various third party warehouse distribution centers in North America.

In May 2011, pursuant to a purchase agreement (the “Fenco Purchase Agreement”) with FAPL Holdings Inc. (“Holdings”), the parent company of Fenwick Automotive Products Limited (“FAPL”), a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts, and certain other individuals, the Company acquired all of the outstanding equity of Holding’s subsidiaries (collectively referred to as “Fenco”). This transaction provided the Company opportunities to expand beyond its existing product lines of alternators and starters and further enhanced its market presence in North America. As a result of this acquisition, the Company now manufactures, remanufactures and distributes new and remanufactured aftermarket auto parts through its newly acquired subsidiaries, including steering components, brake calipers, master cylinders, hub assembly and bearings, clutches and clutch hydraulics for virtually all passenger and truck vehicles. The remanufactured products are sold under the Fenco™ brand name and new products are sold under the Dynapak® brand name.

2. Summary of Significant Accounting Policies

Segment Reporting

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company reassessed and revised its segment reporting, as a result of the acquisition. Commencing in fiscal 2012, the Company now reflects two reportable segments, rotating electrical and under-the-car product line, based on the way the Company manages, evaluates and internally reports its business activities. Prior to this acquisition, the Company operated in one reportable segment, rotating electrical.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Reclassifications

Certain items in the consolidated balance sheet for the fiscal year ended March 31, 2011 have been reclassified to conform to fiscal 2012 classifications.

Cash and Cash Equivalents

Cash primarily consists of cash on hand and bank deposits. Cash equivalents consist of money market funds. The Company considers all highly liquid investments purchased with an original or remaining maturity of less than three months at the date of purchase to be cash equivalents. Cash and cash equivalents are maintained with various financial institutions.

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

●
Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

●
Non-core work in process is in various stages of production, is on average 50% complete and is valued at 50% of the cost of a finished good. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

●
Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses them as period costs. For the fiscal years ended March 31, 2012, 2011, and 2010, costs of approximately $1,410,000, $1,378,000, and $1,314,000, respectively, were considered abnormal and thus excluded from the finished goods cost calculation and charged directly to cost of sales for the Company’s rotating electrical product line.

The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part.

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory.

The Company records vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory unreturned represents the Company’s estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that the Company expects to be returned after the balance sheet date. Because all cores are classified separately as long-term assets, the inventory unreturned balance includes only the added unit value of finished goods. The return rate is calculated based on expected returns within the normal operating cycle of one year. As such, the related amounts are classified in current assets.

Inventory unreturned is valued in the same manner as the Company’s finished goods inventory.

Long-term Core Inventory

Long-term core inventory consists of:

●	Used Cores purchased from core brokers and held in inventory at the Company’s facilities,

●	Used Cores returned by the Company’s customers and held in inventory at the Company’s facilities,

●	Used Cores returned by end-users to customers but not yet returned to the Company are classified as Remanufactured Cores until they are physically received by the Company,

●	Remanufactured Cores held in finished goods inventory at the Company’s facilities; and

●
Remanufactured Cores held at customer locations as a part of finished goods sold to the customer. For these Remanufactured Cores, the Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, in each case, for credit.

Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and market value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchase price for purchases that are made in arm’s length transactions.

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

Used Cores obtained in core broker transactions are valued based on average purchase price. The average purchase price of Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to the core exchange program.

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

However, historically for certain finished goods sold, the Company’s customer will not send the Company a Used Core to obtain the credit the Company offers under its core exchange program. Therefore, based on the Company’s historical estimate, the Company derecognizes the core value for these finished goods upon sale, as the Company believes they have been consumed and the Company has realized cash.

The Company realizes cash for only the core exchange program shortfall. This shortfall represents the historical difference between the number of finished goods shipped to customers and the number of Used Cores returned to the Company by customers. The Company does not realize cash for the remaining portion of the cores because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. The Company does not expect to realize cash for the remaining portion of these Remanufactured Cores until its relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience.

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

Customer Core Returns Accrual

The estimated fair value of the customer core return liabilities assumed by the Company in connection with the Fenco acquisition is included in customer core returns accrual. The Company classifies the portion of core liability related to the core inventory purchased and on the shelves of its customers as long-term liabilities. Upon the sale of a remanufactured core a core liability is created to record the obligation to provide its customer with a credit upon the return of a like core by the customer. Since the return of a core is based on the sale of a remanufactured automobile part to an end user of its customer, the offset to this core liability generated by its return to the Company by its customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term. The amount the Company has classified as long-term is the portion that management projects will remain outstanding for an uninterrupted period extending one year from the balance sheet.

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

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management reviews the Company's deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. As a result of FAPL's cumulative losses in certain jurisdictions, a determination was made to establish a valuation allowance against the related deferred tax assets as it is not more likely than not that such assets will be realized. For all other jurisdictions, management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, management considers the Company’s long-term agreements and Remanufactured Core purchase obligations with each of its major customers that expire at various dates through March 2019. Management periodically compares its forecasts to actual results. Even though there can be no assurance that the forecasted results will be achieved, the history of income in all other jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation and amortization. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation and amortization are provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are amortized over a range from five to ten years. Office equipment and fixtures are amortized over a range from three to ten years. Buildings are amortized over 20 years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Amortization of assets recorded under capital leases is included in depreciation expense.

Goodwill

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if there are indicators of impairment present.

The Company performs the annual goodwill impairment analysis in the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The Company determined the fair value of the reporting unit based on an equal weightings of: (1) a discounted cash flow method, (2) guideline company method, and (3) guideline transaction method.  The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of a reporting unit and applying a 3% terminal growth rate. The present value of estimated discounted future cash flow is determined using significant estimates of revenue and costs for the reporting unit, driven by assumed growth rates, as well as appropriate discount rates. The discount rate of 14% was determined using a weighted average cost of capital that incorporates long term government bonds, effective cost of debt, and the cost of equity of similar guideline companies. The market approach is calculated using market multiples and comparable transaction data for guideline companies. The guideline information was based on publicly available information. A valuation multiple was selected based on a financials benchmarking analysis that compared to the reporting unit’s benchmark results with the guideline information. In addition to these financial considerations, qualitative factors such as business descriptions, market served, and profitability were considered in the ultimate selection of the multiple used to estimate a value on a minority basis. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. Management has performed sensitivity analysis on its significant assumption and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. Based on the results of the Company’s annual analysis of goodwill in fiscal 2012, the reporting unit’s fair value exceeded its carrying value by a significant amount, indicating that there was no goodwill impairment.

At March 31, 2012, the Company had $68,356,000 of goodwill recorded in the Company’s under-the-car product line segment in connection with its May 2011 acquisition. The Company did not have any goodwill at March 31, 2011.

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

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency with the exception of the Company’s subsidiary in Canada for which the U.S. dollar is the functional currency since a substantial portion of the purchases and sales are denominated in U.S. dollars. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the Consolidated Statement of Shareholders’ Equity. For the Company’s subsidiary in Canada, for which the U.S. dollar is the functional currency, monetary assets and liabilities are translated at exchange rates in effect at the balance sheet date and nonmonetary items are translated at historical rates. Revenue and expenses are translated at average rates in effect during the year, except for depreciation and cost of product sales which are translated at historical rates. Gains and losses from changes in exchange rates are recognized in income in the year of occurrence.

Revenue Recognition

The Company recognizes revenue when performance by the Company is complete and all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists,

●	Delivery has occurred or services have been rendered,

●	The seller’s price to the buyer is fixed or determinable, and

●	Collectibility is reasonably assured.

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

The Company accounts for revenues and cost of sales on a net-of-core-value basis. Management has determined that the Company’s business practices and contractual arrangements result in a significant portion of the remanufactured automobile parts sold being replaced by similar Used Cores sent back for credit by customers under the Company’s core exchange program. Accordingly, the Company excludes the value of Remanufactured Cores from revenue.

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

●
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

●
The contractual date for reconciling the Company’s records and customer’s records of the number of nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program must be in the current or a prior period.

●	The reconciliation of the nominally priced Remanufactured Cores must be completed and agreed to by the customer.

●	The amount must be billed to the customer.

The Company has agreed in the past and may in the future agree to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2012 and 2011, Remanufactured Core revenue of $9,775,000 and $8,729,000, respectively, was deferred.

Marketing Allowances

The Company records the cost of all marketing allowances provided to its customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See “Commitments and Contingencies” note for a description of all marketing allowances.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the fiscal years ended March 31, 2012, 2011 and 2010 were $1,678,000, $368,000 and $212,000, respectively.

Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net (loss) income per share.

	Years Ended March 31,
	2012	2011	2010
Net (loss) income	$(48,514,000)	$12,220,000	$9,646,000
Basic shares	12,442,684	12,042,428	11,988,692
Effect of dilutive stock options and warrants	-	291,903	127,923
Diluted shares	12,442,684	12,334,331	12,116,615
Net (loss) income per share:
Basic	$(3.90)	$1.01	$0.80
Diluted	$(3.90)	$0.99	$0.80

The effect of dilutive options and warrants excludes (i) 1,447,284 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the year ended March 31, 2012, (ii) 771,084 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $9.90 to $15.00 per share for the year ended March 31, 2011, and (iii) 1,253,982 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $5.00 to $15.00 per share for the year ended March 31, 2010— all of which were anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to the carrying amount of property, plant and equipment; valuation of goodwill and acquisition-related intangible assets, impairment of long-lived assets, including goodwill and acquisition-related intangible assets, valuation and return allowances for receivables, inventories, and deferred income taxes; accrued liabilities; and litigation and disputes.

The Company uses significant estimates in the calculation of sales returns. These estimates are based on the Company’s historical return rates and an evaluation of estimated sales returns from specific customers.

The Company uses significant estimates in the calculation of the lower of cost or market value of long-term core inventory.

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

Stock Options and Share-Based Payments

In accounting for share-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost of equity instruments is recognized in the consolidated statement of income on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 15,000, 18,000 and 12,000 shares of common stock were granted during the years ended March 31, 2012, 2011 and 2010, respectively.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Years Ended March 31,
	2012	2011	2010
Weighted average risk free interest rate	1.74%	2.09%	1.33%
Weighted average expected holding period (years)	6.29	5.73	4.90
Weighted average expected volatility	40.28%	38.87%	25.17%
Weighted average expected dividend yield	-	-	-
Weighted average fair value of options granted	$4.21	$3.82	$1.03

Credit Risk

The majority of the Company’s sales are to leading automotive aftermarket parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customer, and the value of the Remanufactured Cores held at customers location at March 31, 2012.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary, bonuses and commissions. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The Company redeemed $0 and $207,000 of short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2012 and 2011, respectively. The carrying value of plan assets was $342,000 and $304,000, and deferred compensation obligation was $342,000 and $304,000 at March 31, 2012 and 2011, respectively. During the years ended March 31, 2012 and 2011 an expense of $8,000 and $31,000, respectively, was recorded related to the deferred compensation plan.

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

New Accounting Pronouncements

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

3. Acquisition

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

The Company estimated fair value of Fenco tangible and intangible assets acquired and liabilities assumed at the acquisition date. In accordance with ASC 805, during the measurement period an acquirer shall retrospectively adjust the provisional amounts recognized at the acquisition date to reflect information obtained about facts and circumstances that existed as of the acquisition date that, if known, would have affected the measurement of the amounts recognized as of that date. Accordingly, the Company adjusted the provisional amounts recognized during the measurement period. Based on new information available about facts and circumstances that existed as of the acquisition date, the Company finalized the recognition of certain assets and liabilities during the fourth quarter fiscal 2012.

The following table reflects the final allocation of the purchase price:

Consideration
Stock issued (1)	$4,946,000
Total	$4,946,000

	Final Estimated Fair Value March 31, 2012	Estimated Useful Life
Accounts receivable, net of allowances	$20,212,000
Inventory	62,864,000
Long-term core inventory	99,696,000
Inventory unreturned	10,064,000
Prepaid expenses	2,097,000
Trademarks	11,159,000	20 years
Customer contracts	7,680,000	10 years
Non-compete agreements	144,000	2 years
Plant and equipment, net	6,241,000
Revolving loan	(49,544,000)
Accounts payable and accrued liabilities	(93,619,000)
Customer core returns accrual (2)	(115,089,000)
Income taxes payable	(1,707,000)
Customer finished goods returns accrual	(17,226,000)
Capital lease obligations	(417,000)
Debenture loan - due to registrant (3)	(4,923,000)
Term loan	(1,042,000)
Fair value of net assets acquired	(63,410,000)
Goodwill on acquisition	$68,356,000

(1)	Based on the Company’s May 5, 2011, closing common stock price of $13.74 per share.

(2)
The fair value of the customer core return liabilities assumed by the Company in connection with the acquisition is included in customer core returns accrual in the accompanying balance sheet at March 31, 2012. The Company classifies the portion of core liability related to the core inventory purchased and on the shelves of its customers as long-term liabilities. Upon the sale of a remanufactured core a core liability is created to record the obligation to provide the Company’s customer with a credit upon the return of a like core by the customer. Since the return of a core is based on the sale of a remanufactured automobile part to an end user of the Company’s customer, the offset to this core liability generated by its return to the Company by its customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term. The amount the Company has classified as long-term is the portion that management estimates will remain outstanding for an uninterrupted period extending one year from the balance sheet date.

(3)
Prior to the acquisition, in August 2010, the Company made a loan in the amount of approximately $1,894,000 (the “Original Loan”) to Fenco pursuant to a debenture executed by Fenco in favor of the Company (the “Original Debenture”). In December 2010, the Company made an additional loan in the amount of approximately $2,969,000 to Fenco pursuant to an amended and restated debenture (the “Amended and Restated Debenture”), bringing the total aggregate loan amount to approximately $4,863,000 (the “Aggregate Loan”) as of March 31, 2011.

As a result of the revised fair value, the excess of the purchase price over the fair value of the net assets acquired of $68,356,000 was recorded as goodwill on acquisition in the accompanying consolidated balance sheet as of May 6, 2011. The changes in fair value were primarily the result of revisions to the valuation of inventory, including long-term core inventory, the customer core returns accrual, and the further assessment of cores on hand at the date of acquisition. In addition, the valuation of intangible assets was also finalized based on the various changes resulting in a reduction of the provisional values assigned to trademarks and customer contracts, and an increase in the value assigned to non-compete agreements.

The unaudited pro forma financial information presented below assumes the acquisition had occurred on April 1, 2011, 2010 and 2009, respectively. The unaudited pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The following historical financial information has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition, (ii) factually supportable, and (iii) with respect to statements of operations, expected to have a continuing impact on the combined results, including the amortization of the fair value of the identifiable intangible assets and the cost of goods sold impact related to the fair value step-up of inventory acquired. The unaudited pro forma information does not reflect any operating efficiencies, associated cost savings or additional costs that the Company may achieve with respect to the combined companies.

	Years Ended March 31,
	2012	2011	2010

Net sales	$390,221,000	$363,142,000	$315,144,000
Operating (loss) income	(29,131,000)	6,282,000	10,642,000
(Loss) income before income tax expense	(44,179,000)	(9,270,000)	587,000
Net loss	(51,158,000)	(22,791,000)	(1,230,000)
Basic net loss per share	$(4.11)	$(1.84)	$(0.10)
Diluted net loss per share	$(4.11)	$(1.84)	$(0.10)

4. Intangible Assets

The following is a summary of the Company’s intangible assets at March 31, 2012 and 2011.

		March 31, 2012		March 31, 2011
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	19 years	$11,712,000	$762,000	$553,000	$189,000
Customer relationships	11 years	14,144,000	2,787,000	6,464,000	1,447,000
Non-compete agreements	3 years	401,000	224,000	257,000	108,000
Total	15 years	$26,257,000	$3,773,000	$7,274,000	$1,744,000

Amortization expense for acquired intangible assets during the years ended March 31, 2012, 2011, and 2010 is as follows:

	Years Ended March 31,
	2012	2011	2010

Amortization expense	$2,029,000	$774,000	$644,000

The aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2013	$2,172,000
2014	2,070,000
2015	1,996,000
2016	1,675,000
2017	1,592,000
Thereafter	12,979,000
Total	$22,484,000

5. Short-Term Investments

The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The Company did not redeem any short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2012. As of March 31, 2012 and 2011, the fair market value of the short-term investments was $342,000 and $304,000, and the liability to plan participants was $342,000 and $304,000, respectively.

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

Accounts receivable — net is comprised of the following at March 31:

	2012	2011
Accounts receivable — trade	$67,038,000	$33,066,000
Allowance for bad debts	(968,000)	(1,026,000)
Customer allowances earned	(16,250,000)	(6,644,000)
Customer payment discrepancies	(280,000)	(648,000)
Customer returns RGA issued	(5,875,000)	(3,719,000)
Customer core returns accruals	(23,629,000)	(10,394,000)
Less: total accounts receivable offset accounts	(47,002,000)	(22,431,000)
Total accounts receivable — net	$20,036,000	$10,635,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At March 31, 2012, the warranty return accrual of $2,033,000 was included under the customer returns RGA issued in the above table and the warranty estimate of $6,990,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows at March 31:

	2012	2011
Balance at beginning of period (1)	$8,969,000	$3,445,000
Charged to expense	65,080,000	39,742,000
Amounts processed	(65,026,000)	(39,422,000)
Balance at end of period	$9,023,000	$3,765,000

1)	Includes $5,204,000 of estimated warranty return accrual established in the opening balance sheet in connection with the Company’s May 6, 2011 acquisition.

7. Inventory

Non-core inventory, Inventory unreturned, Long-term core inventory, and Long-term core inventory deposit is comprised of the following at March 31:

	2012	2011
Non-core inventory
Raw materials	$31,560,000	$11,805,000
Work-in-process	153,000	104,000
Finished goods	72,171,000	19,579,000
	103,884,000	31,488,000
Less allowance for excess and obsolete inventory	(8,813,000)	(1,755,000)
Total	$95,071,000	$29,733,000

Inventory unreturned	$9,819,000	$5,031,000
Long-term core inventory
Used cores held at the Company's facilities	$47,206,000	$22,112,000
Used cores expected to be returned by customers	5,542,000	3,467,000
Remanufactured cores held in finished goods	25,751,000	13,994,000
Remanufactured cores held at customers' locations	118,402,000	41,829,000
	196,901,000	81,402,000
Less allowance for excess and obsolete inventory	(2,495,000)	(844,000)
Total	$194,406,000	$80,558,000

Long-term core inventory deposit	$26,939,000	$25,984,000

8. Plant and Equipment

Plant and equipment, at cost, are as follows at March 31:

	2012	2011
Machinery and equipment	$30,802,000	$27,356,000
Office equipment and fixtures	8,251,000	6,167,000
Leasehold improvements	7,761,000	7,332,000
Land and buildings	626,000	-
	47,440,000	40,855,000
Less accumulated depreciation and amortization	(34,702,000)	(29,192,000)
Total	$12,738,000	$11,663,000

Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $6,320,000 and $5,790,000 at March 31, 2012 and 2011, respectively. These assets constitute substantially all the long-lived production assets of the Company located outside of the United States.

During fiscal 2012, the Company discontinued the constant velocity (“CV”) axle product line included in the under-the-car product line and shut-down the related facility located in Bedford, New Hampshire. As a result the Company recorded an impairment loss of approximately $1,031,000 for the fiscal year ended March 31, 2012, which represents the write-off of the carrying amount of plant and equipment. The CV business did not qualify for discontinued operations presentation under US GAAP.

9. Capital Lease Obligations

The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2012	2011
Cost	$1,606,000	$1,371,000
Less: accumulated amortization	(776,000)	(611,000)
Total	$830,000	$760,000

Future minimum lease payments at March 31, 2012 for the capital leases are as follows:

Year Ending March 31,
2013	$423,000
2014	254,000
2015	12,000
Total minimum lease payments	689,000
Less amount representing interest	(27,000)
Present value of future minimum lease payment	662,000
Less current portion	(414,000)
$248,000

10. Debt

The Company has two outstanding credit agreements as described below.

Parent Company Credit Agreement

During the year ended March 31, 2011 and between April 1, 2011 to December 31, 2011, the Company had a revolving credit and term loan agreement, as amended, (the “Old Parent Company Credit Agreement”), with Union Bank, N.A. and Branch Banking & Trust Company, which allowed the Company to borrow up to a total of $60,000,000 (the “Old Parent Company Credit Facility”). The Old Parent Company Credit Facility was comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. The Company was able to borrow on a revolving basis up to an amount equal to $50,000,000 minus all outstanding letter of credit obligations (the “Old Parent Company Revolving Loan”). The term loan was in the principal amount of $10,000,000 (the “Old Parent Company Term Loan”).

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

The New Parent Company Financing Agreement, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants under the New Parent Company Financing Agreement as of March 31, 2012. The Company was not in compliance with certain reporting requirements and such default was subsequently waived by the lenders (see Note 24—Subsequent Events).

A portion of the proceeds from the New Parent Company Term Loans was used to repay all amounts outstanding under the Old Parent Company Credit Facility, and the Old Parent Company Credit Agreement was terminated.

There was no outstanding balance on the parent company revolving loans at March 31, 2012 or at March 31, 2011. As of March 31, 2012, $16,233,000 was available under the New Parent Company Revolving Loans. The Company had reserved $626,000 of the New Parent Company Revolving Loans for standby letters of credit for workers’ compensation insurance and $2,338,000 for commercial letters of credit as of March 31, 2012.

Fenco Credit Agreement

In connection with the acquisition of Fenco, the Company’s now wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory. At March 31, 2012, approximately $890,000 was available under the Fenco Revolving Facility.

The Fenco Revolving Facility and the Fenco Term Loan mature on October 6, 2012, but may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement. On May 11, 2012, the maturity date of the Fenco Revolving Facility and the Fenco Term Loan was extended to May 13, 2013 and further extended to October 6, 2014 in August 2012 (see Note 24—Subsequent Events).

As of March 31, 2012, $48,884,000 of the Fenco Revolving Facility was outstanding, $712,000 was reserved for standby commercial letters of credit and $372,000 was reserved for certain expenses. In addition, $1,000,000 of this Fenco Revolving Facility was reserved for Canadian operations use. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment.

The Fenco Borrowers may receive advances under the Fenco Revolving Facility by any one or more of the following options: (i) swingline advances in Canadian or US dollars; (ii) Canadian dollar prime-based loans; (iii) US dollar base rate loans; (iv) LIBOR loans; or (v) letters of credits.

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of March 31, 2012, the Fenco Borrowers were in compliance with all financial covenants under the Fenco Credit Agreement.

The Fenco Term Loan bears interest at the LIBO rate plus an applicable margin. Outstanding advances under the Revolving Facility bear interest as follows:

(i)	in respect of swingline advances in Canadian dollars and Canadian dollar prime-based loans, at the reference rate announced by the Royal Bank of Canada plus an applicable margin;
(ii)
in respect of swingline advances in US dollars and US dollar base rate loans, at a base rate (which shall be equal to the highest of (x) M&T Bank’s prime rate, (y) the Federal Funds Rate plus Ѕ of 1%, or (z) the one month LIBO rate) plus an applicable margin;

(iii)	in respect of LIBOR loans, at the LIBO rate plus an applicable margin.

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. The Fenco Borrowers were not in compliance with certain reporting requirements and such default was subsequently waived by the lenders (see Note 24—Subsequent Events).

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

	Years Ended March 31,
	2012	2011

Receivables discounted	$280,278,000	$134,867,000
Weighted average days	313	330
Weighted average discount rate	2.9%	3.9%
Amount of discount as interest expense	$7,072,000	$4,768,000

12. Financial Risk Management and Derivatives

Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposure is from changes in the rate between the U.S. dollar and the Mexican peso related to the operation of the Company’s facilities in Mexico. The Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos in order to mitigate this risk. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific purchase requirements to fund those overseas facilities and purchases.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $13,494,000 and $9,356,000 at March 31, 2012 and 2011, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statement of operations:

	Loss (Gain) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2012	2011	2010

Forward foreign currency exchange contracts	$476,000	$162,000	$(1,565,000)

The fair value of the forward foreign currency exchange contracts of $121,000 is included in other current liabilities in the consolidated balance sheet at March 31, 2012. The fair value of the forward foreign currency exchange contracts of $355,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at March 31, 2011.

13. Fair Value Measurements

The Company defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a three-tier valuation hierarchy based upon observable and unobservable inputs:

●	Level 1 — Valuation is based upon quoted prices (unadjusted) in active markets for identical assets or liabilities.

●
Level 2 — Valuation is based upon quoted prices for similar assets and liabilities in active markets, or other inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 — Valuation is based upon unobservable inputs that are significant to the fair value measurement.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2012 and 2011, according to the valuation techniques we used to determine their fair values.

	March 31, 2012				March 31, 2011
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$342,000	$342,000	-	-	$304,000	$304,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	355,000	-	$355,000	-

Liabilities
Other current liabilities
Deferred compensation	342,000	342,000	-	-	304,000	304,000	-	-
Forward foreign currency exchange contracts	121,000	-	$121,000	-	-	-	-	-

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers and classified as Level 2. During the fiscal years ended March 31, 2012 and 2011, a loss of $476,000 and $162,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

During the fiscal years ended March 31, 2012 and 2011, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loans, term loans and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

14. Commitments and Contingencies

Operating Lease Commitments

The Company leases various office and warehouse facilities in North America and Asia under operating leases expiring through 2021. The Company also has short term contracts of one year or less covering its third party warehouses that provide for contingent payments based on the level of sales that are processed through the third party warehouse.

At March 31, 2012, the remaining future minimum rental payments under the above operating leases are as follows:

Year Ending March 31,
2013	$5,262,000
2014	4,929,000
2015	3,851,000
2016	2,041,000
2017	2,022,000
Thereafter	7,645,000
Total minimum lease payments	$25,750,000

During fiscal years 2012, 2011 and 2010, the Company incurred total operating lease expenses of $4,852,000, $2,889,000 and $2,783,000, respectively.

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

The following table presents the breakout of allowances discussed above, recorded as a reduction to revenues in the years ended March 31:

	Years Ended March 31,
	2012	2011	2010

Allowances incurred under long-term customer contracts	$11,830,000	$13,988,000	$13,278,000
Allowances related to a single exchange of product	30,998,000	17,552,000	14,162,000
Allowances related to core inventory purchase obligations	3,030,000	1,455,000	486,000
Total customer allowances recorded as a reduction of revenues	$45,858,000	$32,995,000	$27,926,000

The following table presents the commitments to incur allowances which will be recognized as a charge against revenue, and customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term customer contracts:

Year Ending March 31,
2013	$14,516,000
2014	11,249,000
2015	3,241,000
2016	2,953,000
2017	2,782,000
Thereafter	2,875,000
Total marketing allowances	$37,616,000

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

15. Major Customers and Suppliers

The Company’s four largest customers accounted for the following total percentage of net sales and accounts receivable—trade:

	Years Ended March 31,
Sales	2012	2011	2010
Customer A	41%	48%	44%
Customer B	9%	18%	24%
Customer C	5%	8%	8%
Customer D	14%	5%	2%

Accounts receivable - trade	2012	2011
Customer A	31%	26%
Customer B	8%	13%
Customer C	7%	17%
Customer D	21%	3%

The Company’s largest supplier accounted for the following total percentage of raw materials purchases:

	Years Ended March 31,
Significant supplier purchases	2012	2011	2010
Supplier A	2%	13%	29%
Supplier B	12%	-	-

16. Income Taxes

The income tax expense (benefit) for the years ended March 31 is as follows:

	Years Ended March 31,
	2012	2011	2010
Current tax expense
Federal	$4,476,000	$4,797,000	$4,203,000
State	379,000	718,000	1,121,000
Foreign	448,000	267,000	161,000
Total current tax expense	5,303,000	5,782,000	5,485,000
Deferred tax expense (benefit)
Federal	1,039,000	1,206,000	(117,000)
State	494,000	821,000	109,000
Foreign	(64,000)	-	(195,000)
Total deferred tax expense (benefit)	1,469,000	2,027,000	(203,000)
Total income tax expense	$6,772,000	$7,809,000	$5,282,000

Deferred income taxes consist of the following at March 31:

	2012	2011
Assets
Accounts receivable valuation	$4,465,000	$3,185,000
Allowance for customer incentives	626,000	720,000
Inventory obsolescence reserve	839,000	993,000
Stock options	1,239,000	1,251,000
Property and equipment, net	492,000	-
Intangibles, net	-	504,000
Deferred core revenue	14,524,000	1,268,000
Claims payable	288,000	788,000
Acquisition cost	35,000	336,000
Accrued compensation	1,310,000	476,000
Net operating losses	29,195,000	125,000
Other	1,165,000	1,097,000
Total deferred tax assets	$54,178,000	$10,743,000

Liabilities
Prepaid expenses	$(363,000)	$(591,000)
Property and equipment, net	-	(733,000)
Intangibles, net	(3,812,000)	-
Estimate for returns	(3,287,000)	(1,838,000)
Other	(496,000)	(713,000)
Total deferred tax liabilities	$(7,958,000)	$(3,875,000)
Less valuation allowance	$(40,716,000)	$-
Net deferred tax assets	$5,504,000	$6,868,000
Net current deferred income tax asset	$3,647,000	$5,522,000
Net long-term deferred income tax assets	1,857,000	1,346,000
Total	$5,504,000	$6,868,000

At March 31, 2012 and 2011, current deferred income tax liabilities of $146,000 and $136,000, respectively, are included in other current liabilities in the consolidated balance sheet.

At March 31, 2012, the Company had federal, state and Canadian net operating loss carryforwards of $63,400,000, $12,100,000, and $102,600,000, respectively. The utilization of these net operating loss carryforwards may be permanently limited due to Internal Revenue Code Section 382 in the Unites States and similar regulations in Canada. Prior to the utilization of such losses, the Company will perform further analysis to determine the amount subject to limitation. Additionally, in certain states the suspension of the usage of the net operating losses may apply. The net operating loss carryforwards expire between 2020 and 2031.

Realization of the Company's deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management reviews the Company's deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. As a result of FAPL's cumulative losses in certain jurisdictions, a determination was made to establish a valuation allowance against the related deferred tax assets as it is not more likely than not that such assets will be realized. For all other jurisdictions,  management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, management considers long-term agreements and Remanufactured Core purchase obligations with the Company’s major customers that expire at various dates through March 2019. Management also periodically compares its forecasts to actual results. Even though there can be no assurance that the forecasted results will be achieved, the history of income in all other jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

FAPL is in a net deferred tax asset position. However, realization of the deferred tax assets is dependent on FAPL's ability to generate sufficient taxable income. Based on the Company’s history of losses, management believes that it is not more likely than not that future taxable income will be sufficient to realize FAPL's recorded deferred tax assets. As a result, the Company has recorded a full valuation allowance of $40,716,000 on the deferred taxes of FAPL.

For the years ended March 31, 2012, 2011, and 2010, the primary components of the Company’s income tax provision were (i) the current liability due to federal, state and foreign income taxes, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) a valuation allowance established against deferred tax assets when it is more likely than not that the asset or any portion thereof will not be realized.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2012		2011		2010

Statutory federal income tax rate	34%		34%		34%
State income tax rate, net of federal benefit	(1	) %	3%		5%
Change in deferred tax rate	-		2%		-
Foreign income taxed at different rates	(12	) %	(1	) %	(5	) %
Valuation allowance	(36	) %	-		-
Other income tax	(1	) %	1%		1%
	(16	) %	39%		35%

The Company and its subsidiaries file income tax returns in either the U.S. federal jurisdiction and various state jurisdiction or foreign jurisdictions with varying statutes of limitations. With few exceptions, the Company is no longer subject to examination by tax authorities for years beginning before 2008. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows at March 31:

	2012	2011	2010
Balance at beginning of period	$576,000	$711,000	$925,000
Additions based on tax positions related to the current year	116,000	128,000	27,000
Additions for tax positions of prior year	2,997,000	298,000	-
Reductions for tax positions of prior year	(76,000)	(561,000)	(241,000)
Settlements	-	-	-
Balance at end of period	$3,613,000	$576,000	$711,000

At March 31, 2012, 2011 and 2010, there are $480,000, $390,000 and $368,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2012, 2011 and 2010, the Company recognized approximately $160,000, $(4,000), and $6,000 in interest and penalties. The Company had approximately $424,000 and $83,000 for the payment of interest and penalties accrued at March 31, 2012 and 2011, respectively.

17. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $102,000, $92,000 and $88,000 for the fiscal years ended March 31, 2012, 2011 and 2010, respectively.

The Company also offers retirement savings plan (the “Plan”) to all its Canadian-based employees with at least one-year of continuous service. The Company’s contribution to the Plan ranges from 3% to10% of the employees’ base salary. The Company’s contribution percentage is dependent on the position of the employee and the number of years of service with the Company. The Company’s contribution vests two years from the date of enrollment into the Plan.  The Company’s contribution to the Plan since its acquisition on May 6, 2011, was $343,000 for the fiscal year ended March 31, 2012.

18. Stock Options

In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2012 and 2011, options to purchase 223,750 and 364,100 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.

At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of March 31, 2012 and 2011, options to purchase 1,035,534 and 1,038,984 shares of common stock, respectively, were outstanding under the Incentive Plan. As of March 31, 2012 no options were available for grant and options to purchase 112,600 shares of common stock were available for grant as of March 31, 2011. In January 2011, this Incentive Plan was replaced and the Company will not make any further grants of awards under this plan.

In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors. At the Company’s Annual Meeting of Shareholders held on February 25, 2010, the Company’s shareholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for grant under the 2004 Plan from 175,000 to 275,000. As of March 31, 2012 and 2011, options to purchase 203,000 and 188,000 shares of common stock, respectively, were issued, and 72,000 and 87,000 shares of common stock were available for grant.

In January 2011, the Company’s shareholders approved the 2010 Incentive Award Plan (the” 2010 Plan”) which replaced the 2003 Long-term Incentive Plan. Under the 2010 Plan, a total of 750,000 shares of the Company’s common stock were reserved for grants of incentive awards and all of the Company’s employees are eligible to participate. No awards were issued under the 2010 Plan as of March 31, 2012 and 2011.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

A summary of stock option transactions follows:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2009	1,731,084	$8.32
Granted	12,000	$4.76
Exercised	(64,000)	$2.40
Cancelled	(50,750)	$10.69
Outstanding at March 31, 2010	1,628,334	$8.45
Granted	18,000	$9.61
Exercised	(52,250)	$3.83
Cancelled	(3,000)	$11.00
Outstanding at March 31, 2011	1,591,084	$8.61
Granted	15,000	$10.04
Exercised	(95,550)	$3.36
Cancelled	(48,250)	$3.15
Outstanding at March 31, 2012	1,462,284	$9.15

Based on the market value of the Company’s common stock at March 31, 2012, 2011 and 2010, the pre-tax intrinsic value of options exercised was $598,000, $530,000 and $262,000 respectively.

The followings table summarizes information about the options outstanding at March 31, 2012:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.800 to $3.600	128,750	$2.28	0.86	$945,025	128,750	$2.28	$945,025
$4.170 to $6.345	175,000	5.86	3.90	658,000	174,000	5.86	654,240
$6.620 to $9.270	378,200	8.69	2.78	351,726	371,200	8.72	334,080
$9.900 to $11.750	361,334	10.19	3.8	-	361,334	10.19	-
$11.900 to $13.800	407,000	12.07	4.47	-	403,000	12.06	-
$14.500 to $15.060	12,000	$14.67	6.83	-	9,000	$14.59	-
	1,462,284			$1,954,751	1,447,284		$1,933,345

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2012 based on the Company’s closing stock price of $9.62 as of that date.

Options to purchase 1,447,284, 1,576,084 and 1,587,998 shares of common stock were exercisable as of March 31, 2012, 2011 and 2010, respectively. The weighted average exercise price of options exercisable was $9.14, $8.61 and $8.50 as of March 31, 2012, 2011 and 2010, respectively.

A summary of changes in the status of non-vested stock options during the fiscal year ended March 31, 2012 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2011	15,000	$3.41
Granted	15,000	$4.21
Vested	(15,000)	$3.44
Non-vested at March 31, 2012	15,000	$4.18

Effective April 1, 2006, the Company began using the modified prospective application method of transition for all its stock-based compensation plans. The Company did not modify the terms of any previously granted options in anticipation of the adoption of this guidance. At March 31, 2012, there was $43,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 0.9 years.

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

Share Repurchase Program

In March 2010, the Company’s Board of Directors authorized a share repurchase program of up to $5,000,000 of the Company’s outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which the Company can repurchase shares under this program. During July 2010, the Company repurchased 14,400 shares at a total cost of approximately $89,000. The Company’s credit agreements currently prohibit such repurchases.

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

In August 2000, the Company’s Board of Directors agreed to engage Mr. Marks to provide consulting services to the Company. Mr. Marks is currently paid an annual consulting fee of $350,000 per year. Mr. Marks was paid $350,000 during each of the years ended March 31, 2012, 2011, and 2010. The Company can terminate this arrangement at any time.

The Company agreed to pay Mr. Gay $90,000 per year for serving on the Company’s Board of Directors, and for being Chairman of the Company’s Audit and Ethics Committees.

The Company has entered into several amended employment agreements with Mr. Joffe. On May 18, 2012, the Company entered into a new employment agreement (the “New Employment Agreement”) with Mr. Joffe, which terminates and supersedes Mr. Joffe’s previous employment agreement that was to expire on August 31, 2012. The New Employment Agreement provides for Mr. Joffe to serve as the Company’s Chairman, President and Chief Executive Officer for a term expiring on August 31, 2015, unless extended or earlier terminated. Pursuant to the New Employment Agreement, Mr. Joffe will receive a base salary of $600,000 per year, which will be reviewed from time to time in accordance with the Company’s established procedures for adjusting salaries for similarly situated employees. Mr. Joffe will be eligible to participate the Company’s Annual Incentive Plan adopted and amended from time to time by the Board (the “Annual Incentive Plan”), with a target bonus equal to 100% of Mr. Joffe’s salary (the “Annual Incentive Bonuses”). In addition to the Annual Incentive Bonuses, the Company paid Mr. Joffe a one-time bonus of $250,000 upon the signing of the New Employment Agreement and awarded Mr. Joffe a guaranteed bonus of $500,000, which is payable in three annual installments: $168,000 on May 18, 2012; $166,000 on May 18, 2013; and $166,000 on May 18, 2014.

Pursuant to Mr. Joffe’s previous employment agreement, he was entitled to receive a transaction fee of 1.0% of the “total consideration” of any transaction, including any transaction resulting in a change of control, his efforts brought to the Company. In lieu of this transaction fee, pursuant to the New Employment Agreement, the Company agreed to grant Mr. Joffe, no later than May 28, 2012, pursuant to its 2010 Incentive Award Plan (the “2010 Plan”): (i) a fully-vested option to purchase a number of shares of the Company’s common stock equal to $250,000 divided by the per share fair value of the option as of its grant date based on the Black-Scholes valuation method or such other method as may be used by the Company for financial reporting purposes; and (ii) a number of shares of fully-vested restricted stock equal to $250,000 divided by the average per share closing price of the Company’s common stock as quoted on the NASDAQ Global Select Market for the five consecutive trading days immediately following May 18, 2012 minus a number of shares which are required to satisfy applicable withholding obligations (the “Initial Equity Awards”). The Company expects to issue these shares upon satisfaction of the NASDAQ listing requirements.

Pursuant to the New Employment Agreement, Mr. Joffe will also be eligible to receive annual awards under the 2010 Plan in such amounts as are determined by the Compensation Committee as administrator of the 2010 Plan in its sole and absolute discretion (the “Annual Awards”).  Such awards may be in the form of options, restricted stock, restricted stock units, performance shares, performance units or such other form of award as determined by the Compensation Committee as administrator of the 2010 Plan in its sole and absolute discretion.

22. Segment Information

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

The rotating electrical segment is comprised of the Company’s alternator and starter business. This segment manufactures, remanufactures, and distributes alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These replacement parts are sold for use on vehicles after initial vehicle purchase.

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

The accounting policies for each of the Company’s segments are the same as those described in Note 2, Summary of Significant Accounting Policies.

The results of operations of Fenco have been included from the date of acquisition on May 6, 2011. Financial information relating to the Company’s reportable segments is as follows:

	Year Ended March 31, 2012
Selected income statement data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated

Net sales to external customers	$178,551,000	$185,136,000	$-	$363,687,000
Intersegment revenue, net of cost.	1,853,000	-	(1,853,000)	-
Gross profit (loss)	57,332,000	(29,625,000)	-	27,707,000
Operating income (loss)	26,574,000	(54,061,000)	-	(27,487,000)
Net income (loss)	14,300,000	(62,814,000)	-	(48,514,000)

	Year Ended March 31, 2011
Selected income statement data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated

Net sales to external customers	$161,285,000	$-	$-	$161,285,000
Gross profit	51,382,000	-	-	51,382,000
Operating income	25,384,000	-	-	25,384,000
Net income	12,220,000	-	-	12,220,000

	Year Ended March 31, 2010
Selected income statement data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated

Net sales to external customers	$147,225,000	$-	$-	$147,225,000
Gross profit	41,327,000	-	-	41,327,000
Operating income	18,307,000	-	-	18,307,000
Net income	9,646,000	-	-	9,646,000

	March 31, 2012
Selected balance sheet data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated

Current assets	$115,451,000	$81,778,000	$(28,998,000)	$168,231,000
Non-current assets	179,167,000	186,896,000	(32,396,000)	333,667,000
Total assets	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000
Current liabilities	$72,987,000	$126,430,000	$(28,998,000)	$170,419,000
Non-current liabilities	85,201,000	200,112,000	(27,453,000)	257,860,000
Total liabilities	158,188,000	326,542,000	(56,451,000)	428,279,000
Equity (deficit)	136,430,000	(57,868,000)	(4,943,000)	73,619,000
Total liabilities and equity	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000

	March 31, 2011
Selected balance sheet data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated

Current assets	$60,137,000	$-	$-	$60,137,000
Non-current assets	131,728,000	-	-	131,728,000
Total assets	$191,865,000	$-	$-	$191,865,000
Current liabilities	$58,742,000	$-	$-	$58,742,000
Non-current liabilities	15,946,000	-	-	15,946,000
Total liabilities	74,688,000	-	-	74,688,000
Equity	117,177,000	-	-	117,177,000
Total liabilities and equity	$191,865,000	$-	$-	$191,865,000

	Year Ended March 31, 2012
Selected cash flow data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$15,464,000	$(53,952,000)	$-	$(38,488,000)
Net cash used in investing activities	(1,047,000)	(544,000)	-	(1,591,000)
Net cash provided by financing activities	61,060,000	9,122,000		70,182,000
Effect of exchange rate changes on cash	37,000	-		37,000
Cash — Beginning of period	2,477,000	-		2,477,000
Cash — End of period	32,379,000	238,000	-	32,617,000
Additional selected financial data
Depreciation and amortization	$3,466,000	$3,884,000	$-	$7,350,000
Capital expenditures	1,010,000	544,000	-	1,554,000

	Year Ended March 31, 2011
Selected cash flow data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated

Net cash provided by operating activities	$10,735,000	$-	$-	$10,735,000
Net cash used in investing activities	(6,723,000)	-	-	(6,723,000)
Net cash used in financing activities	(2,790,000)	-	-	(2,790,000)
Effect of exchange rate changes on cash	45,000	-	-	45,000
Cash — Beginning of period	1,210,000	-	-	1,210,000
Cash — End of period	2,477,000	-	-	2,477,000
Additional selected financial data
Depreciation and amortization	$3,900,000	$-	$-	$3,900,000
Capital expenditures	1,566,000	-	-	1,566,000

	Year Ended March 31, 2010
Selected cash flow data	Rotating Electrical	Under-the-Car Product Line	Eliminations	Consolidated

Net cash provided by operating activities	$18,347,000	$-	$-	$18,347,000
Net cash used in investing activities	(3,666,000)	-	-	(3,666,000)
Net cash used in financing activities	(13,947,000)	-	-	(13,947,000)
Effect of exchange rate changes on cash	24,000	-	-	24,000
Cash — Beginning of period	452,000	-	-	452,000
Cash — End of period	1,210,000	-	-	1,210,000
Additional selected financial data
Depreciation and amortization	$3,882,000	$-	$-	$3,882,000
Capital expenditures	1,055,000	-	-	1,055,000

23. Impact on Previously Issued Financial Statements of Changes in Provisional Estimates of Fair Value

On May 6, 2011, the Company acquired Fenco. The Company made preliminary estimates of fair value based on its best estimates using information that it obtained as of the reporting date. Based on new information available about facts and circumstances that existed as of the acquisition date, the Company adjusted the recognition of certain assets and liabilities to the provisional amounts previously recorded in the first three quarters ended December 31, 2011. During the fourth quarter ended March 31, 2012, the Company has further adjusted the recognition of certain assets and liabilities as of that date. These adjustments to the provisional amounts previously recorded were made retrospectively to the acquisition date and adjustments were primarily related to long-term core inventory, inventory unreturned, accounts receivable reserves, and the customer core returns accrual.

The consolidated results of operations for the three months ended June 30, 2011 as previously adjusted in September 30, 2011, the retrospective impact of the adjustments, and the adjusted consolidated results of operations for the three months ended June 30, 2011 are presented in the table below:

	Three Months Ended June 30, 2011 (Unaudited)
	As Previously Reported	Adjustments		As Adjusted

Net sales	$70,510,000	$-		$70,510,000
Cost of goods sold	61,182,000	2,295,000	(1)	63,477,000
Gross profit	9,328,000	(2,295,000)		7,033,000
Operating expenses:
General and administrative	8,606,000	(297,000)	(2)	8,309,000
Sales and marketing	2,453,000	-		2,453,000
Research and development	416,000	-		416,000
Acquisition costs	404,000	-		404,000
Total operating expenses	11,879,000	(297,000)		11,582,000
Operating loss	(2,551,000)	(1,998,000)		(4,549,000)
Interest expense	1,914,000	-		1,914,000
Loss before income tax expense	(4,465,000)	(1,998,000)		(6,463,000)
Income tax expense	1,842,000	-		1,842,000

Net loss	$(6,307,000)	$(1,998,000)		$(8,305,000)
Basic net loss per share	$(0.51)			$(0.68)
Diluted net loss per share	$(0.51)			$(0.68)

Weighted average number of shares outstanding:
Basic	12,281,530			12,281,530
Diluted	12,281,530			12,281,530

1)
The quarterly amount of amortization of the inventory step-up added to the inventory value as part of the acquisition on May 6, 2011 was reduced due to the subsequent reduction in the value of the opening step-up amount.

2)	The quarterly amount of amortization of intangible assets was reduced based on the reduction in the opening valuation provided for intangible assets acquired on May 6, 2011.

The consolidated balance sheet as of June 30, 2011 as previously adjusted as of December 31, 2011, was further impacted during the fourth quarter ended March 31, 2012 by the retrospective impact of the adjustments presented in the table below:

	June 30, 2011 (Unaudited)
			Change in
	As Previously	Reclassification	Opening
	Reported	Adjustments	Valuation Estimates (1)	Adjustments		As Adjusted
ASSETS
Current assets:
Cash	$1,275,000	$-	$-	$-		$1,275,000
Short-term investments	311,000	-	-	-		311,000
Accounts receivable — net	27,858,000	-	(2,816,000)	-		25,042,000
Inventory— net	106,897,000	339,000	(2,709,000)	(2,295,000	) (2)	102,232,000
Inventory unreturned	13,446,000	-	244,000	-		13,690,000
Deferred income taxes	5,715,000	-	-	-		5,715,000
Prepaid expenses and other current assets	5,353,000	(339,000)	104,000	-		5,118,000
Total current assets	160,855,000	-	(5,177,000)	(2,295,000)		153,383,000
Plant and equipment — net	17,159,000	-	-	-		17,159,000
Long-term core inventory — net	175,845,000	-	6,973,000	-		182,818,000
Long-term core inventory deposit	26,248,000	-	-	-		26,248,000
Long-term deferred income taxes	1,368,000	-	-	-		1,368,000
Goodwill	40,263,000	-	28,093,000	-		68,356,000
Intangible assets — net	46,084,000	-	(22,295,000)	297,000	(3)	24,086,000
Other assets	1,839,000	-	-	-		1,839,000
TOTAL ASSETS	$469,661,000	$-	$7,594,000	$(1,998,000)		$475,257,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$98,723,000	$-	$(39,000)	$-		$98,684,000
Accrued liabilities	34,663,000	188,000	(3,317,000)	-		31,534,000
Customer finished goods returns accrual	26,852,000	-	(3,085,000)	-		23,767,000
Revolving loan	18,500,000	-	-	-		18,500,000
Other current liabilities	914,000	(188,000)	1,484,000	-		2,210,000
Current portion of term loan	2,000,000	-	-	-		2,000,000
Current portion of capital lease obligations	749,000	-	-	-		749,000
Total current liabilities	182,401,000	-	(4,957,000)	-		177,444,000
Term loan, less current portion	15,000,000	-	-	-		15,000,000
Revolving loan	47,630,000	-	-	-		47,630,000
Deferred core revenue	8,930,000	-	-	-		8,930,000
Customer core returns accrual	97,479,000	-	12,551,000	-		110,030,000
Other liabilities	1,692,000	-	-	-		1,692,000
Capital lease obligations, less current portion	372,000	-	-	-		372,000
Total liabilities	353,504,000	-	7,594,000	-		361,098,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-	-	-		-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-	-	-		-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,441,971 and 12,078,271 shares issued; 12,499,421 and 12,427,571 outstanding at June 30, 2011 and March 31, 2011, respectively	124,000	-	-	-		124,000
Treasury stock, at cost, 14,400 shares of common stock at June 30, 2011 and March 31, 2011, respectively	(89,000)	-	-	-		(89,000)
Additional paid-in capital	98,139,000	-	-	-		98,139,000
Additional paid-in capital-warrant	1,879,000	-	-	-		1,879,000
Accumulated other comprehensive loss	(64,000)	-	-	-		(64,000)
Retained earnings	16,168,000	-	-	(1,998,000)		14,170,000
Total shareholders' equity	116,157,000	-	-	(1,998,000)		114,159,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$469,661,000	$-	$7,594,000	$(1,998,000)		$475,257,000
1)	Represents the impact of the change in the opening valuation estimates on the previously adjusted consolidated balance sheet at June 30, 2011.
2)
The amount of amortization of the inventory step-up added to the inventory value as part of the acquisition on May 6, 2011 was reduced due to the subsequent reduction in the value of the opening step-up amount.

3)	The amount of amortization of intangible assets was reduced based on the reduction in the opening valuation provided for intangible assets acquired on May 6, 2011.

The consolidated results of operations for the three months ended September 30, 2011 as previously reported, the retrospective impact of the adjustments, and the adjusted consolidated results of operations for the three months ended September 30, 2011 are presented in the table below:

	Three Months Ended September 30, 2011 (Unaudited)

	As Previously Reported	Reclassification Adjustments	Adjustments		As Adjusted

Net sales	$107,616,000	$-	$-		$107,616,000
Cost of goods sold	92,344,000	-	293,000	(1)	92,637,000
Gross profit	15,272,000	-	(293,000)		14,979,000
Operating expenses:
General and administrative	11,771,000	(17,000)	(445,000)	(2)	11,309,000
Sales and marketing	3,197,000	-	-		3,197,000
Research and development	401,000	-	-		401,000
Acquisition costs	309,000	-	-		309,000
Total operating expenses	15,678,000	(17,000)	(445,000)		15,216,000
Operating loss	(406,000)	17,000	152,000		(237,000)
Interest expense	3,389,000	-	-		3,389,000
Loss before income tax expense	(3,795,000)	17,000	152,000		(3,626,000)
Income tax expense	1,796,000	17,000	-		1,813,000

Net loss	$(5,591,000)	$-	$152,000		$(5,439,000)
Basic net loss per share	$(0.45)				$(0.44)
Diluted net loss per share	$(0.45)				$(0.44)

Weighted average number of shares outstanding:
Basic	12,451,600				12,451,600
Diluted	12,451,600				12,451,600

1)
The quarterly amount of amortization of the inventory step-up added to the inventory value as part of the acquisition on May 6, 2011 was reduced due to the subsequent reduction in the value of the opening step-up amount.

2)	The quarterly amount of amortization of intangible assets was reduced based on the reduction in the opening valuation provided for intangible assets acquired on May 6, 2011.

The consolidated balance sheet as of September 30, 2011 as previously adjusted as of December 31, 2011, was impacted during the fourth quarter ended March 31, 2012 by the retrospective impact of the adjustments presented in the table below:

	September 30, 2011 (Unaudited)
			Change in
	As Previously	Reclassification	Opening
	Reported	Adjustments	Valuation Estimates (1)	Adjustments		As Adjusted
ASSETS
Current assets:
Cash	$1,197,000	$-	$-	$-		$1,197,000
Short-term investments	281,000	-	-	-		281,000
Accounts receivable — net	34,352,000	-	(2,816,000)	-		31,536,000
Inventory— net	116,241,000	339,000	(2,709,000)	(2,588,000	) (2)	111,283,000
Inventory unreturned	14,678,000	-	244,000	-		14,922,000
Deferred income taxes	5,722,000	-	-	-		5,722,000
Prepaid expenses and other current assets	4,756,000	(342,000)	104,000	-		4,518,000
Total current assets	177,227,000	(3,000)	(5,177,000)	(2,588,000)		169,459,000
Plant and equipment — net	15,198,000	-	-	-		15,198,000
Long-term core inventory — net	186,657,000	-	6,973,000	-		193,630,000
Long-term core inventory deposit	26,473,000	-	-	-		26,473,000
Long-term deferred income taxes	1,563,000	-	-	-		1,563,000
Goodwill	40,263,000	-	28,093,000	-		68,356,000
Intangible assets — net	45,097,000	-	(22,295,000)	742,000	(3)	23,544,000
Other assets	1,887,000	-	-	-		1,887,000
TOTAL ASSETS	$494,365,000	$(3,000)	$7,594,000	$(1,846,000)		$500,110,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$115,271,000	$-	$(39,000)	$-		$115,232,000
Accrued liabilities	18,834,000	244,000	(3,317,000)	-		15,761,000
Customer finished goods returns accrual	26,961,000	-	(3,085,000)	-		23,876,000
Revolving loan	37,500,000	-	-	-		37,500,000
Other current liabilities	2,494,000	(247,000)	1,484,000	-		3,731,000
Current portion of term loan	2,000,000	-	-	-		2,000,000
Current portion of capital lease obligations	644,000	-	-	-		644,000
Total current liabilities	203,704,000	(3,000)	(4,957,000)	-		198,744,000
Term loan, less current portion	14,500,000	-	-	-		14,500,000
Revolving loan	47,748,000	-	-	-		47,748,000
Deferred core revenue	9,160,000	-	-	-		9,160,000
Customer core returns accrual (see Note 2)	107,399,000	-	12,551,000	-		119,950,000
Other liabilities	1,296,000	-	-	-		1,296,000
Capital lease obligations, less current portion	307,000	-	-	-		307,000
Total liabilities	384,114,000	(3,000)	7,594,000	-		391,705,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-	-	-		-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-	-	-		-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,513,821 and 12,078,271 shares issued; 12,499,421 and 12,063,871 outstanding at September 30, 2011 and March 31, 2011, respectively	125,000	-	-	-		125,000
Treasury stock, at cost, 14,400 shares of common stock at June 30, 2011 and March 31, 2011, respectively	(89,000)	-	-	-		(89,000)
Additional paid-in capital	98,580,000	-	-	-		98,580,000
Additional paid-in capital-warrant	1,879,000	-	-	-		1,879,000
Accumulated other comprehensive loss	(821,000)	-	-	-		(821,000)
Retained earnings	10,577,000	-	-	(1,846,000)		8,731,000
Total shareholders' equity	110,251,000	-	-	(1,846,000)		108,405,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$494,365,000	$(3,000)	$7,594,000	$(1,846,000)		$500,110,000

1)	Represents the impact of the change in the opening valuation estimates on the previously reported consolidated balance sheet at September 30, 2011.
2)
The amount of amortization of the inventory step-up added to the inventory value as part of the acquisition on May 6, 2011 was reduced due to the subsequent reduction in the value of the opening step-up amount.

3)	The amount of amortization of intangible assets was reduced based on the reduction in the opening valuation provided for intangible assets acquired on May 6, 2011.

The consolidated results of operations for the three months ended December 31, 2011 as previously reported, the retrospective impact of the adjustments, and the adjusted consolidated results of operations for the three months ended December 31, 2011 are presented in the table below:

	Three Months Ended December 31, 2011 (Unaudited)

	As Previously Reported	Reclassification Adjustments	Adjustments		As Adjusted

Net sales	$84,097,000	$-	$-		$84,097,000
Cost of goods sold	86,455,000	-	(777,000)	(1)	85,678,000
Gross loss	(2,358,000)	-	777,000		(1,581,000)
Operating expenses:
General and administrative	10,589,000	11,000	(445,000)	(2)	10,155,000
Sales and marketing	3,369,000	-	-		3,369,000
Research and development	453,000	-	-		453,000
Impairment of plant and equipment	1,031,000	-	-		1,031,000
Acquisition costs	-	-	-		-
Total operating expenses	15,442,000	11,000	(445,000)		15,008,000
Operating loss	(17,800,000)	(11,000)	1,222,000		(16,589,000)
Interest expense	3,262,000	-	-		3,262,000
Loss before income tax expense	(21,062,000)	(11,000)	1,222,000		(19,851,000)
Income tax expense	1,987,000	(11,000)	-		1,976,000

Net loss	$(23,049,000)	$-	$1,222,000		$(21,827,000)
Basic net loss per share	$(1.84)				$(1.74)
Diluted net loss per share	$(1.84)				$(1.74)

Weighted average number of shares outstanding:
Basic	12,517,269				12,517,269
Diluted	12,517,269				12,517,269

1)
The quarterly amount of amortization of the inventory step-up added to the inventory value as part of the acquisition on May 6, 2011 was reduced due to the subsequent reduction in the value of the opening step-up amount.

2)	The quarterly amount of amortization of intangible assets was reduced based on the reduction in the opening valuation provided for intangible assets acquired on May 6, 2011.

The consolidated balance sheet as of December 31, 2011 as previously reported, was impacted during the fourth quarter ended March 31, 2012 by the retrospective impact of the adjustments presented in the table below:

	December 31, 2011 (Unaudited)
			Change in
	As Previously	Reclassification	Opening
	Reported	Adjustments	Valuation Estimates (1)	Adjustments		As Adjusted
ASSETS
Current assets:
Cash	$3,133,000	$-	$-	$-		$3,133,000
Short-term investments	305,000	-	-	-		305,000
Accounts receivable — net	24,887,000	54,000	(2,816,000)	-		22,125,000
Inventory— net	123,795,000	230,000	(2,709,000)	(1,811,000	) (2)	119,505,000
Inventory unreturned	13,043,000	-	244,000	-		13,287,000
Deferred income taxes	5,670,000	-	-	-		5,670,000
Prepaid expenses and other current assets	4,411,000	(293,000)	104,000	-		4,222,000
Total current assets	175,244,000	(9,000)	(5,177,000)	(1,811,000)		168,247,000
Plant and equipment — net	13,942,000	-	-	-		13,942,000
Long-term core inventory — net	187,475,000	-	6,973,000	-		194,448,000
Long-term core inventory deposit	26,658,000	-	-	-		26,658,000
Long-term deferred income taxes	1,617,000	-	-	-		1,617,000
Goodwill	40,263,000	-	28,093,000	-		68,356,000
Intangible assets — net	44,157,000	-	(22,295,000)	1,187,000	(3)	23,049,000
Other assets	1,934,000	-	-	-		1,934,000
TOTAL ASSETS	$491,290,000	$(9,000)	$7,594,000	$(624,000)		$498,251,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$136,422,000	$-	$(39,000)	$-		$136,383,000
Accrued liabilities	20,345,000	271,000	(3,317,000)	-		17,299,000
Customer finished goods returns accrual	26,910,000	-	(3,085,000)	-		23,825,000
Revolving loan	40,500,000	-	-	-		40,500,000
Other current liabilities	2,114,000	(280,000)	1,484,000	-		3,318,000
Current portion of term loan	2,000,000	-	-	-		2,000,000
Current portion of capital lease obligations	559,000	-	-	-		559,000
Total current liabilities	228,850,000	(9,000)	(4,957,000)	-		223,884,000
Term loan, less current portion	14,000,000	-	-	-		14,000,000
Revolving loan	47,713,000	-	-	-		47,713,000
Deferred core revenue	9,352,000	-	-	-		9,352,000
Customer core returns accrual	103,079,000	-	12,551,000	-		115,630,000
Other liabilities	1,120,000	-	-	-		1,120,000
Capital lease obligations, less current portion	241,000	-	-	-		241,000
Total liabilities	404,355,000	(9,000)	7,594,000	-		411,940,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-	-	-		-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-	-	-		-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 12,533,821 and 12,078,271 shares issued; 12,519,421 and 12,063,871 outstanding at December 31, 2011 and March 31, 2011, respectively	125,000	-	-	-		125,000
Treasury stock, at cost, 14,400 shares of common stock at December 31, 2011 and March 31, 2011, respectively	(89,000)	-	-	-		(89,000)
Additional paid-in capital	98,693,000	-	-	-		98,693,000
Additional paid-in capital-warrant	1,879,000	-	-	-		1,879,000
Accumulated other comprehensive loss	(1,201,000)	-	-	-		(1,201,000)
Accumulated deficit	(12,472,000)	-	-	(624,000)		(13,096,000)
Total shareholders' equity	86,935,000	-	-	(624,000)		86,311,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$491,290,000	$(9,000)	$7,594,000	$(624,000)		$498,251,000

1)	Represents the impact of the change in the opening valuation estimates on the previously reported consolidated balance sheet at December 31, 2011.
2)
The amount of amortization of the inventory step-up added to the inventory value as part of the acquisition on May 6, 2011 was reduced due to the subsequent reduction in the value of the opening step-up amount.

3)	The amount of amortization of intangible assets was reduced based on the reduction in the opening valuation provided for intangible assets acquired on May 6, 2011.

24. Subsequent Events

Equity Transaction

In April 2012, the Company entered into a Subscription Agreement and a Registration Rights Agreement to raise approximately $15,004,000 in gross proceeds and net proceeds of $14,100,000 after expenses through a private placement of its common stock. Pursuant to the terms of the Subscription Agreement, certain accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share.  The Company plans to use the proceeds to enhance the integration of its Fenco acquisition and for general corporate purposes.

Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in the Company’s payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock.

Parent Company Credit Agreement

During the year ended March 31, 2011 and between April 1, 2011 to December 31, 2011, the Company had a revolving credit and term loan agreement, as amended, (the “Old Parent Company Credit Agreement”), with Union Bank, N.A. and Branch Banking & Trust Company, which allowed the Company to borrow up to a total of $60,000,000 (the “Old Parent Company Credit Facility”). The Old Parent Company Credit Facility was comprised of (i) a revolving facility with a $7,000,000 letter of credit sub-facility and (ii) a term loan. The Company was able to borrow on a revolving basis up to an amount equal to $50,000,000 minus all outstanding letter of credit obligations (the “Old Parent Company Revolving Loan”). The term loan was in the principal amount of $10,000,000 (the “Old Parent Company Term Loan”).

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

In May 2012, the Company entered into a second amendment to the New Parent Company Financing Agreement (the “Second Amendment”) and borrowed an additional $10,000,000, for an aggregate of $85,000,000 (the “Amended New Parent Company Term Loans”) in term loans. The Second Amendment, among other things, modified the interest rates per annum applicable to the Amended New Parent Company Term Loans. The Amended New Parent Company Term Loans will bear interest at rates equal to, at the Company’s option, either LIBOR plus 8.5% or a base rate plus 7.5%. The Amended New Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 and increase to $600,000 per quarter on April 1, 2013 and to $1,350,000 on October 1, 2013 until the final maturity date. Among other things, the Second Amendment provides for certain amended financial covenants, and requires that the Company maintain cash and cash equivalents of up to $10,000,000 in the aggregate until its obligations with respect to a significant supplier have ceased.

In connection with the Second Amendment, the Company also issued a warrant (the “Warrant”) to Cerberus Business Finance, LLC. Pursuant to the Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of the Company’s common stock for an initial exercise price of $17.00 per share for a period of five years.  The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. The fair value of the Warrant at the date of grant was estimated to be approximately $607,000 using the Monte Carlo simulation model. This amount will be recorded as a warrant liability and any subsequent changes in fair value of this Warrant will be recorded in current period earnings as a general and administrative expense. The following assumptions were used to calculate the fair value of the warrants: dividend yield of 0%; expected volatility of 56.29%; risk-free interest rate of 0.77%; subsequent financing probability of 75%; and an expected life of 5 years.

In August 2012, the Company entered into a third amendment and waiver to the New Parent Company Financing Agreement (the “Third Amendment”) which, among other things, (i) permitted the Company to enter into the strategic cooperation agreement described below, (ii) to make additional investments in Fenco in an aggregate amount not to exceed $20,000,000 at any time outstanding, (iii) added additional reporting requirements regarding financial reports and material notices under the strategic cooperation agreement described below, (iv) waived certain defaults arising as a result of the Company’s failure to comply with certain reporting requirements until September 17, 2012, and (v) removed the Second Amendment requirement that the Company maintain cash and cash equivalents of up to $10,000,000. In September 2012, the Company obtained an additional waiver to further extend the due date for reporting requirements to October 1, 2012.

Fenco Credit Agreement

In August 2012, Fenco entered into a second amendment to the Fenco credit agreement (the “Fenco Second Amendment”) with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, and the remaining unpaid principal amount is due on the final maturity date, (iv) waived certain defaults arising as a result of Fenco’s failure to comply with certain financial covenants and reporting requirements until September 17, 2012, (v) provided for certain mandatory prepayments of the term loan, and (vi) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures. In September 2012, the Company obtained an additional waiver to further extend the due date for submitting audited financial statements to October 1, 2012.

Strategic Cooperation Agreement

In August 2012, the Company entered into a revolving credit agreement (the “Agreement”) with Wanxiang America Corporation (the “Supplier”) and Fenco. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate principal amount not to exceed $22,000,000 (the “Fenco Credit Line”), of which $2,000,000 will only be available for accrued interest and other amounts payable (the “Obligations”).  Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that Fenco, on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to settle up to $8,000,000 (the “Receivable Sale Option”) of the Company’s outstanding Obligations in exchange, at the Company’s option, for (i) shares of the Company’s common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to the Company. The Obligations under the Agreement are guaranteed by the Company and certain of its subsidiaries.

In connection with this Agreement, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. The Company is obligated to issue no more than an aggregate of 1,032,258 shares of its common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to the Company’s obligations under the new parent company financing agreement. The preliminary fair value of the warrants at the date of grant was estimated to be approximately $1,018,000 using the Monte Carlo simulation model. This amount will be recorded as a warrant liability and any subsequent changes in fair value of this Warrant will be recorded in current period earnings as a general and administrative expense. The following assumptions were used to calculate the preliminary fair value of the warrants: dividend yield of 0%; expected volatility of 56.28%; risk-free interest rate of 0.71%; no likelihood of subsequent financing; and an expected life of 5.11 years.

25. Unaudited Quarterly Financial Data

The following table summarizes selected quarterly financial data for the fiscal year ended March 31, 2012 including the Fenco operations from the date of acquisition on May 6, 2011. The fiscal quarters ended June 30, 2011, September 30, 2011, and December 31, 2011 were adjusted during the fourth fiscal quarter ended March 31, 2012 for the retrospective impact of the adjustments to the opening valuation estimates (see Note 23).

	First Quarter As Adjusted	Second Quarter As Adjusted	Third Quarter As Adjusted	Fourth Quarter

Net sales	$70,510,000	$107,616,000	$84,097,000	$101,464,000
Cost of goods sold	63,477,000	92,637,000	85,678,000	94,188,000
Gross profit (loss)	7,033,000	14,979,000	(1,581,000)	7,276,000
Operating expenses:
General and administrative	8,309,000	11,309,000	10,155,000	9,108,000
Sales and marketing	2,453,000	3,197,000	3,369,000	3,785,000
Research and development	416,000	401,000	453,000	495,000
Impairment of plant and equipment	-	-	1,031,000	-
Acquisition costs	404,000	309,000	-	-
Total operating expenses	11,582,000	15,216,000	15,008,000	13,388,000
Operating loss	(4,549,000)	(237,000)	(16,589,000)	(6,112,000)
Other expense:
Interest expense	1,914,000	3,389,000	3,262,000	5,690,000
Loss before income tax expense	(6,463,000)	(3,626,000)	(19,851,000)	(11,802,000)
Income tax expense	1,842,000	1,813,000	1,976,000	1,141,000

Net loss	$(8,305,000)	$(5,439,000)	$(21,827,000)	$(12,943,000)
Basic net loss per share	$(0.68)	$(0.44)	$(1.74)	$(1.03)
Diluted net loss per share	$(0.68)	$(0.44)	$(1.74)	$(1.03)

The following table summarizes selected quarterly financial data as previously reported for the fiscal quarters ended June 30, 2011, September 30, 2011 and December 31, 2011 including the Fenco operations from the date of acquisition on May 6, 2011.

	First	Second	Third
	Quarter	Quarter	Quarter
	As Previously	As Previously	As Previously
	Reported	Reported	Reported

Net sales	$70,510,000	$107,616,000	$84,097,000
Cost of goods sold	61,182,000	92,344,000	86,455,000
Gross profit (loss)	9,328,000	15,272,000	(2,358,000)
Operating expenses:
General and administrative	8,606,000	11,771,000	10,589,000
Sales and marketing	2,453,000	3,197,000	3,369,000
Research and development	416,000	401,000	453,000
Impairment of plant and equipment	-	-	1,031,000
Acquisition costs	404,000	309,000	-
Total operating expenses	11,879,000	15,678,000	15,442,000
Operating loss	(2,551,000)	(406,000)	(17,800,000)
Other expense:
Interest expense	1,914,000	3,389,000	3,262,000
Loss before income tax expense	(4,465,000)	(3,795,000)	(21,062,000)
Income tax expense	1,842,000	1,796,000	1,987,000

Net loss	$(6,307,000)	$(5,591,000)	$(23,049,000)
Basic net loss per share	$(0.51)	$(0.45)	$(1.84)
Diluted net loss per share	$(0.51)	$(0.45)	$(1.84)

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2011:
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$36,234,000	$40,977,000	$41,288,000	$42,786,000
Cost of goods sold	24,689,000	28,295,000	28,115,000	28,804,000
Gross profit	11,545,000	12,682,000	13,173,000	13,982,000
Operating expenses:
General and administrative	4,024,000	3,571,000	4,384,000	5,054,000
Sales and marketing	1,740,000	1,201,000	1,798,000	1,798,000
Research and development	366,000	396,000	391,000	396,000
Acquisition costs	-	-	-	879,000
Total operating expenses	6,130,000	5,168,000	6,573,000	8,127,000
Operating income	5,415,000	7,514,000	6,600,000	5,855,000
Other expense:
Interest expense, net	1,602,000	1,701,000	997,000	1,055,000
Income before income tax expense	3,813,000	5,813,000	5,603,000	4,800,000
Income tax expense	1,293,000	2,312,000	1,842,000	2,362,000

Net income	$2,520,000	$3,501,000	$3,761,000	$2,438,000
Basic net income per share	$0.21	$0.29	$0.31	$0.20
Diluted net income per share	$0.21	$0.29	$0.30	$0.19

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) bad debts expense	Amounts written off	Balance at end of period
2012	Allowance for doubtful accounts (1)	$1,049,000	$(16,000)	$65,000	$968,000
2011	Allowance for doubtful accounts	$1,141,000	$(38,000)	$77,000	$1,026,000
2010	Allowance for doubtful accounts	$243,000	$898,000	$-	$1,141,000

1)	Includes $23,000 of allowance for doubtful accounts established in the opening balance sheet in connection with the Company’s May 6, 2011 acquisition.

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of period	Charge to discrepancies expense	Amounts Processed	Balance at end of period
2012	Allowance for customer-payment discrepancies	$648,000	$270,000	$638,000	$280,000
2011	Allowance for customer-payment discrepancies	$553,000	$850,000	$755,000	$648,000
2010	Allowance for customer-payment discrepancies	$681,000	$182,000	$310,000	$553,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of period	Provision for excess and obsolete inventory	Amounts written off	Balance at end of period
2012	Allowance for excess and obsolete inventory (1)	$14,736,000	$3,012,000	$6,440,000	$11,308,000
2011	Allowance for excess and obsolete inventory	$2,480,000	$1,804,000	$1,685,000	$2,599,000
2010	Allowance for excess and obsolete inventory	$2,181,000	$878,000	$579,000	$2,480,000

1)	Includes $12,137,000 of allowance for excess and obsolete inventory established in the opening balance sheet in connection with the Company’s May 6, 2011 acquisition.

S-1