Form 10-Q
period 2012-06-30
MOTORCAR PARTS AMERICA INC
filed 2012-11-28
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

There were 14,471,321 shares of Common Stock outstanding at November 21, 2012.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2012	March 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$36,082,000	$32,617,000
Short-term investments	337,000	342,000
Accounts receivable — net	17,151,000	20,036,000
Inventory— net	88,039,000	95,071,000
Inventory unreturned	10,829,000	9,819,000
Deferred income taxes	3,611,000	3,793,000
Prepaid expenses and other current assets	5,281,000	6,553,000
Total current assets	161,330,000	168,231,000
Plant and equipment — net	12,233,000	12,738,000
Long-term core inventory — net	195,419,000	194,406,000
Long-term core inventory deposit	27,108,000	26,939,000
Long-term deferred income taxes	2,141,000	1,857,000
Goodwill	68,356,000	68,356,000
Intangible assets — net	21,941,000	22,484,000
Other assets	7,408,000	6,887,000
TOTAL ASSETS	$495,936,000	$501,898,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$108,971,000	$126,100,000
Accrued liabilities	16,032,000	19,379,000
Customer finished goods returns accrual	24,398,000	21,695,000
Other current liabilities	2,617,000	2,331,000
Current portion of term loan	1,100,000	500,000
Current portion of capital lease obligations	348,000	414,000
Total current liabilities	153,466,000	170,419,000
Term loan, less current portion	93,314,000	84,500,000
Revolving loan	46,631,000	48,884,000
Deferred core revenue	10,022,000	9,775,000
Customer core returns accrual	113,380,000	113,702,000
Other liabilities	1,744,000	751,000
Capital lease obligations, less current portion	183,000	248,000
Total liabilities	418,740,000	428,279,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 14,471,321 and 12,533,821 shares issued; 14,456,921 and 12,519,421 outstanding at June 30, 2012 and March 31, 2012, respectively	145,000	125,000
Treasury stock, at cost, 14,400 shares of common stock at June 30, 2012 and March 31, 2012, respectively	(89,000)	(89,000)
Additional paid-in capital	114,479,000	98,627,000
Additional paid-in capital-warrant	-	1,879,000
Accumulated other comprehensive loss	(1,438,000)	(884,000)
Accumulated deficit	(35,901,000)	(26,039,000)
Total shareholders' equity	77,196,000	73,619,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$495,936,000	$501,898,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Net sales	$89,023,000	$70,510,000
Cost of goods sold	76,909,000	63,477,000
Gross profit	12,114,000	7,033,000
Operating expenses:
General and administrative	11,564,000	8,309,000
Sales and marketing	3,539,000	2,453,000
Research and development	436,000	416,000
Acquisition costs	-	404,000
Total operating expenses	15,539,000	11,582,000
Operating loss	(3,425,000)	(4,549,000)
Interest expense, net	5,084,000	1,914,000
Loss before income tax expense	(8,509,000)	(6,463,000)
Income tax expense	1,353,000	1,842,000
Net loss	$(9,862,000)	$(8,305,000)
Basic net loss per share	$(0.71)	$(0.68)
Diluted net loss per share	$(0.71)	$(0.68)
Weighted average number of shares outstanding:
Basic	13,924,641	12,281,530
Diluted	13,924,641	12,281,530

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended
	June 30,
	2012	2011

Net loss	$(9,862,000)	$(8,305,000)
Other Comprehensive (loss) income, net of tax:
Unrealized loss on short-term investments	(7,000)	-
Foreign currency translation	(547,000)	285,000
Total other comprehensive (loss) income, net of tax	(554,000)	285,000
Comprehensive loss	$(10,416,000)	$(8,020,000)

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
Cash flows from operating activities:	2012	2011
Net loss	$(9,862,000)	$(8,305,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	843,000	1,183,000
Amortization of intangible assets	543,000	427,000
Amortization of deferred financing costs	363,000	22,000
Amortization of finished goods inventory step-up valuation	-	5,020,000
Loss due to change in fair value of warrant liability	10,000	-
Net recovery of inventory reserves	(777,000)	(230,000)
Provision for customer payment discrepancies	200,000	374,000
Provision for doubtful accounts	5,000	15,000
Deferred income taxes	251,000	(76,000)
Share-based compensation expense	14,000	18,000
Impact of tax benefit on APIC pool from stock options exercised	1,000	5,000
Loss on disposal of assets	37,000	-
Changes in current assets and liabilities:
Accounts receivable	2,681,000	377,000
Inventory	8,091,000	(13,905,000)
Inventory unreturned	(1,010,000)	1,405,000
Prepaid expenses and other current assets	1,178,000	3,272,000
Other assets	(58,000)	(58,000)
Accounts payable and accrued liabilities	(20,774,000)	(4,531,000)
Customer finished goods returns accrual	2,704,000	(2,619,000)
Deferred core revenue	247,000	201,000
Long-term core inventory	(1,298,000)	(3,082,000)
Long-term core inventory deposits	(169,000)	(264,000)
Customer core returns accrual	(322,000)	(5,060,000)
Other liabilities	343,000	(1,026,000)
Net cash used in operating activities	(16,759,000)	(26,837,000)
Cash flows from investing activities:
Purchase of plant and equipment	(601,000)	(357,000)
Change in short term investments	(7,000)	(8,000)
Net cash used in investing activities	(608,000)	(365,000)
Cash flows from financing activities:
Borrowings under revolving loan	22,588,000	52,756,000
Repayments under revolving loan	(24,841,000)	(36,170,000)
Proceeds from term loan	10,000,000	10,000,000
Repayments of term loan	-	(500,000)
Deferred financing costs	(739,000)	-
Payments on capital lease obligations	(129,000)	(129,000)
Exercise of stock options	5,000	26,000
Excess tax benefit from employee stock options exercised	3,000	11,000
Impact of tax benefit on APIC pool from stock options exercised	(1,000)	(5,000)
Proceeds from issuance of common stock	15,004,000	-
Stock issuance costs	(1,034,000)	-
Net cash provided by financing activities	20,856,000	25,989,000
Effect of exchange rate changes on cash	(24,000)	11,000
Net increase (decrease) in cash	3,465,000	(1,202,000)
Cash — Beginning of period	32,617,000	2,477,000
Cash — End of period	$36,082,000	$1,275,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$6,338,000	$2,192,000
Income taxes	456,000	-
Non-cash investing and financing activities:
Common stock issued in business acquisition	$-	$4,946,000
Warrants issued in connection with debt	607,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2012
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2012.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company” or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automobile parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company has two reportable segments, rotating electrical and under-the-car product line, based on the way the Company manages, evaluates and internally reports its business activities.

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

The unaudited pro forma financial information presented below for the three months ended June 30, 2011 assumes the acquisition had occurred on April 1, 2011. Financial information presented below for the three months ended June 30, 2012 represents actual results of operations for the period.

	Three Months Ended
	June 30,
	2012	2011

Net sales	$89,023,000	$97,044,000
Operating loss	(3,425,000)	(6,193,000)
Loss before income tax expense	(8,509,000)	(8,900,000)
Net loss	(9,862,000)	(10,949,000)
Basic net loss per share	$(0.71)	$(0.89)
Diluted net loss per share	$(0.71)	$(0.89)

3. Goodwill

The Company had $68,356,000 of goodwill in connection with its under-the-car product line segment as of June 30, 2012 and March 31, 2012. There were no changes to goodwill this quarter.

As a result of the continued net losses in the Company’s under-the-car product line segment for the three months ended June 30, 2012, the Company performed an interim qualitative assessment of its goodwill for potential impairment. Based on historical data, forecasts, and the Company’s fiscal 2012 annual goodwill impairment analysis performed for March 31, 2012, the Company concluded that it is not more likely than not that the fair value of its under-the-car product line segment is less than its carrying amount and that performance of the two-step goodwill impairment test was unnecessary for the three months ended June 30, 2012.

4. Intangible Assets

The following is a summary of the Company’s intangible assets subject to amortization at June 30, 2012 and March 31, 2012.

		June 30, 2012		March 31, 2012
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	19 years	$11,712,000	$920,000	$11,712,000	$762,000
Customer relationships	11 years	14,144,000	3,142,000	14,144,000	2,787,000
Non-compete agreements	3 years	401,000	254,000	401,000	224,000
Total	15 years	$26,257,000	$4,316,000	$26,257,000	$3,773,000

Amortization expense for acquired intangible assets for the three months ended June 30, 2012 and 2011 is as follows:

	Three Months Ended
	June 30,
	2012	2011

Amortization expense	$543,000	$427,000

The aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2013 - remaining 9 months	$1,629,000
2014	2,070,000
2015	1,996,000
2016	1,675,000
2017	1,592,000
Thereafter	12,979,000
Total	$21,941,000

5. Accounts Receivable — Net

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

Accounts receivable — net is comprised of the following:

	June 30, 2012	March 31, 2012
Accounts receivable — trade	$64,778,000	$67,038,000
Allowance for bad debts	(973,000)	(968,000)
Customer allowances earned	(16,965,000)	(16,250,000)
Customer payment discrepancies	(433,000)	(280,000)
Customer returns RGA issued	(5,420,000)	(5,875,000)
Customer core returns accruals	(23,836,000)	(23,629,000)
Less: total accounts receivable offset accounts	(47,627,000)	(47,002,000)

Total accounts receivable — net	$17,151,000	$20,036,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At June 30, 2012, the warranty return accrual of $2,079,000 was included under the customer returns RGA issued in the above table and the warranty estimate of $8,205,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows:

	Three Months Ended
	June 30,
	2012	2011
Balance at beginning of period	$9,023,000	$8,969,000
Charged to expense	16,601,000	12,843,000	(1)
Amounts processed	(15,340,000)	(14,692,000	) (1)
Balance at end of period	$10,284,000	$7,120,000

(1) Amounts shown above as warranty claims processed and charged to expense in the prior year have been adjusted to conform to the current year presentation.

6. Inventory

Inventory is comprised of the following:

	June 30, 2012	March 31, 2012
Non-core inventory
Raw materials	$29,305,000	$31,560,000
Work-in-process	204,000	153,000
Finished goods	66,240,000	72,171,000
	95,749,000	103,884,000
Less allowance for excess and obsolete inventory	(7,710,000)	(8,813,000)
Total	$88,039,000	$95,071,000
Inventory unreturned	$10,829,000	$9,819,000
Long-term core inventory
Used cores held at the Company's facilities	$47,466,000	$47,206,000
Used cores expected to be returned by customers	4,939,000	5,542,000
Remanufactured cores held in finished goods	24,661,000	25,751,000
Remanufactured cores held at customers' locations	120,970,000	118,402,000
	198,036,000	196,901,000
Less allowance for excess and obsolete inventory	(2,617,000)	(2,495,000)
Total	$195,419,000	$194,406,000
Long-term core inventory deposit	$27,108,000	$26,939,000

7. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Three Months Ended
	June 30,
Sales	2012	2011
Customer A	36%	40%
Customer B	16%	8%
Customer C	19%	9%

Accounts receivable - trade	June 30, 2012	March 31, 2012
Customer A	30%	31%
Customer B	10%	8%
Customer C	21%	21%

The Company’s largest suppliers accounted for the following total percentage of raw materials purchases:

	Three Months Ended
	June 30,
Significant supplier purchases	2012	2011
Supplier A	17%	15%

8. Debt

As of June 30, 2012, the Company had two outstanding credit agreements as described below.

Parent Company Credit Agreement

The Company has a financing agreement (the “Parent Company Financing Agreement”) with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “Parent Company Loans”). The Parent Company Loans consist of: (i) term loans aggregating $75,000,000 (the “Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Parent Company Revolving Loans,”). The Parent Company Loans mature on January 17, 2017. The lenders hold a security interest in substantially all of the assets of the Company’s rotating electrical segment. The Parent Company Financing Agreement permits the Company to invest up to $20,000,000 in Fenco.

In May 2012, the Company entered into a second amendment to the Parent Company Financing Agreement (the “Second Amendment”) and borrowed an additional $10,000,000, for an aggregate of $85,000,000 (the “Amended Parent Company Term Loans”) in term loans. The Second Amendment, among other things, modified the interest rates per annum applicable to the Amended Parent Company Term Loans. The Amended Parent Company Term Loans will bear interest at rates equal to, at the Company’s option, either LIBOR plus 8.5% or a base rate plus 7.5%.

The Amended Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 and increase to $600,000 per quarter on April 1, 2013 and to $1,350,000 on October 1, 2013 until the final maturity date. Among other things, the Second Amendment provides for certain amended financial covenants, and requires that the Company maintain cash and cash equivalents of up to $10,000,000 in the aggregate until its obligations with respect to a significant supplier have ceased.

The Second Amendment, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants and reporting requirements under the Second Amendment as of June 30, 2012.

There was no outstanding balance on the Parent Company Revolving Loans at June 30, 2012 and March 31, 2012. As of June 30, 2012, $14,655,000 was available under the Parent Company Revolving Loans. The Company had reserved $626,000 of the Parent Company Revolving Loans for standby letters of credit for workers’ compensation insurance and $3,185,000 for commercial letters of credit as of June 30, 2012.

In connection with the Second Amendment, the Company issued a warrant (the “Warrant”) to Cerberus Business Finance, LLC. Pursuant to the Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of the Company’s common stock for an initial exercise price of $17.00 per share for a period of five years.  The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. The fair value of the Warrant using the Monte Carlo simulation model was $607,000 at May 24, 2012 and $617,000 at June 30, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at June 30, 2012. During the three months ended June 30, 2012, a loss of $10,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

Fenco Credit Agreement

The Company’s wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory.

The Fenco Revolving Facility and the Fenco Term Loan, as amended, mature on October 6, 2014. The maturity dates may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.

The outstanding balance on the Fenco Revolving Facility was $46,631,000 and $48,884,000 at June 30, 2012 and March 31, 2012, respectively. As of June 30, 2012, approximately $712,000 was reserved for standby commercial letters of credit and $264,000 was reserved for certain expenses. In addition, $1,000,000 of the Fenco Revolving Facility was reserved for the Company’s operations in Canada. As of June 30, 2012, approximately $1,146,000 was available under the Fenco Revolving Facility. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment.

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

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of June 30, 2012, the Fenco Borrowers were in compliance with all financial covenants and reporting requirements under the Fenco Credit Agreement.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

9. Accounts Receivable Discount Programs

Both of the Company’s segments use receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Three Months Ended
	June 30,
	2012	2011
Receivables discounted	$77,495,000	$47,387,000
Weighted average days	313	309
Annualized weighted average discount rate	2.8%	3.1%
Amount of discount as interest expense	$1,896,000	$1,269,000

10. Net Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net loss per share.

	Three Months Ended
	June 30,
	2012	2011
Net loss	$(9,862,000)	$(8,305,000)
Basic shares	13,924,641	12,281,530
Effect of dilutive stock options and warrants	-	-
Diluted shares	13,924,641	12,281,530
Net loss per share:
Basic	$(0.71)	$(0.68)
Diluted	$(0.71)	$(0.68)

The effect of dilutive options and warrants excludes 1,451,784 shares subject to options and 100,000 shares subject to warrants with exercise prices ranging from $1.80 to $17.00 per share for the three months ended June 30, 2012 and 1,578,384 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the three months ended June 30, 2011 — all of which were anti-dilutive.

11. Income Taxes

The Company recorded income tax expenses for the three months ended June 30, 2012 and 2011. This is primarily due to the federal and state income tax provision on pretax income in the U.S. and not recognizing income tax benefits related to the net losses of Fenco’s Canadian operations for the three months ended June 30, 2012 and 2011 due to the recoverability of these tax benefits not being deemed by the Company to be more likely than not to be realized. In addition, for the three months ended June 30, 2012 and 2011, the Company recorded $48,000 and $47,000, respectively, of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

The income tax expenses, excluding the net losses of Fenco’s Canadian operations, reflect income tax rates of 37.7%, which are higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions with varying statutes of limitations.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $13,169,000 and $13,494,000 at June 30, 2012 and March 31, 2012, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended
Derivatives Not Designated as	June 30,
Hedging Instruments	2012	2011
Forward foreign currency exchange contracts	$(91,000)	$(88,000)

The fair value of the forward foreign currency exchange contracts of $212,000 and $121,000 is included in other current liabilities in the consolidated balance sheet at June 30, 2012 and March 31, 2012, respectively.

13. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of June 30, 2012 and March 31, 2012:

	June 30, 2012				March 31, 2012
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$337,000	$337,000	-	-	$342,000	$342,000	-	-

Liabilities
Other current liabilities
Deferred compensation	337,000	337,000	-	-	342,000	342,000	-	-
Forward foreign currency exchange contracts	212,000	-	$212,000	-	121,000	-	$121,000	-
Other liabilities
Warrant liability	617,000	-	-	$617,000	-	-	-	-

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2012 and 2011, a loss of $91,000 and $88,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at June 30, 2012. Any subsequent changes in the fair value of the warrant liability will be recorded in current period earnings as a general and administrative expense. During the three months ended June 30, 2012, a loss of $10,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability from May 24, 2012 to June 30, 2012.

The assumptions used to determine the fair value of the warrant liability were:

June 30, 2012
Risk free interest rate	0.72%
Expected life	4.90
Expected volatility	56.54%
Dividend yield	-
Probability of future financing	75.00%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the Warrant. The expected life is based on the remaining contractual term of the Warrant and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the Warrant. The probability of future financing was based on the expected Fenco Credit Line.

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended June 30, 2012 and 2011 is presented below:

	Three Months Ended
	June 30,
	2012	2011
Beginning balance	$-	$-
Newly issued	607,000	-
Total losses included in net loss	10,000	-
Warrants exercised	-	-
Net transfers in (out) of Level 3	-	-
Ending balance	$617,000	$-

During the three months ended June 30, 2012, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loans, term loans and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

14. Segment Information

The Company has two reportable segments, the rotating electrical segment and the under-the-car product line segment, based on the way the Company manages, evaluates and internally reports its business activities.

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

The results of operations of Fenco have been included from the date of acquisition on May 6, 2011. Financial information relating to the Company’s reportable segments is as follows:

	Three months ended June 30, 2012
	Rotating	Under-the-Car
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated
Net sales to external customers	$46,799,000	$42,224,000	$-	$89,023,000
Gross profit (loss)	14,819,000	(2,705,000)	-	12,114,000
Operating income (loss)	6,697,000	(10,122,000)	-	(3,425,000)
Net income (loss)	2,367,000	(12,229,000)	-	(9,862,000)

	Three months ended June 30, 2011
	Rotating	Under-the-Car
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated
Net sales to external customers	$39,016,000	$31,494,000	$-	$70,510,000
Intersegment revenue, net of cost	776,000	-	(776,000)	-
Gross profit (loss)	12,756,000	(5,497,000)	(226,000)	7,033,000
Operating income (loss)	4,792,000	(9,115,000)	(226,000)	(4,549,000)
Net income (loss)	2,226,000	(10,305,000)	(226,000)	(8,305,000)

	June 30, 2012
	Rotating	Under-the-Car
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated
Current assets	$112,355,000	$78,140,000	$(29,165,000)	$161,330,000
Non-current assets	192,689,000	183,208,000	(41,291,000)	334,606,000
Total assets	$305,044,000	$261,348,000	$(70,456,000)	$495,936,000
Current liabilities	$57,617,000	$125,014,000	$(29,165,000)	$153,466,000
Non-current liabilities	95,193,000	206,429,000	(36,348,000)	265,274,000
Total liabilities	152,810,000	331,443,000	(65,513,000)	418,740,000
Equity (deficit)	152,234,000	(70,095,000)	(4,943,000)	77,196,000
Total liabilities and equity	$305,044,000	$261,348,000	$(70,456,000)	$495,936,000

	March 31, 2012
	Rotating	Under-the-Car
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated
Current assets	$115,451,000	$81,778,000	$(28,998,000)	$168,231,000
Non-current assets	179,167,000	186,896,000	(32,396,000)	333,667,000
Total assets	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000
Current liabilities	$72,987,000	$126,430,000	$(28,998,000)	$170,419,000
Non-current liabilities	85,201,000	200,112,000	(27,453,000)	257,860,000
Total liabilities	158,188,000	326,542,000	(56,451,000)	428,279,000
Equity (deficit)	136,430,000	(57,868,000)	(4,943,000)	73,619,000
Total liabilities and equity	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000

	Three months ended June 30, 2012
	Rotating	Under-the-Car
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated
Net cash used in operating activities	$(10,606,000)	$(6,153,000)	$-	$(16,759,000)
Net cash used in investing activities	(405,000)	(203,000)	-	(608,000)
Net cash provided by (used in) financing activities	23,148,000	(2,292,000)	-	20,856,000
Effect of exchange rate changes on cash	(24,000)	-	-	(24,000)
Cash — Beginning of period	32,379,000	238,000	-	32,617,000
Cash — End of period	35,718,000	364,000	-	36,082,000
Additional selected financial data
Depreciation and amortization	$735,000	$651,000	$-	$1,386,000
Capital expenditures	398,000	203,000	-	601,000

	Three months ended June 30, 2011
	Rotating	Under-the-Car
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$4,838,000	$(31,675,000)	$-	$(26,837,000)
Net cash used in investing activities	(320,000)	(45,000)	-	(365,000)
Net cash provided by financing activities	17,931,000	8,058,000	-	25,989,000
Effect of exchange rate changes on cash	11,000	-	-	11,000
Cash — Beginning of period	2,477,000	-	-	2,477,000
Cash — End of period	715,000	560,000	-	1,275,000
Additional selected financial data
Depreciation and amortization	$888,000	$722,000	$-	$1,610,000
Capital expenditures	312,000	45,000	-	357,000

15. Equity Transaction

In April 2012, the Company entered into a Subscription Agreement and a Registration Rights Agreement to raise approximately $15,004,000 in gross proceeds and net proceeds of $13,970,000 after expenses through a private placement of its common stock. Pursuant to the terms of the Subscription Agreement, certain accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share. The Company used the proceeds to enhance the integration of its Fenco acquisition and for general corporate purposes.

Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in the Company’s payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement has yet to be declared effective and the Company began accruing liquidated damages starting on August 25, 2012. These amounts may be settled either in cash or, at the option of the purchaser, in shares of the Company’s common stock.

16. Subsequent Events

Parent Company Credit Agreement

In August 2012, the Company entered into a third amendment and waiver to the Parent Company Financing Agreement (the “Third Amendment”) which, among other things, (i) permitted the Company to enter into the Fenco Credit Line described below, (ii) to make additional investments in Fenco in an aggregate amount not to exceed $20,000,000 at any time outstanding, (iii) added additional reporting requirements regarding financial reports and material notices under the Fenco Credit Line described below, and (iv) removed the Second Amendment requirement that the Company maintain cash and cash equivalents of up to $10,000,000.

Fenco Credit Agreement

In August 2012, Fenco entered into a second amendment to the Fenco Credit Agreement (the “Fenco Second Amendment”) with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, and the remaining unpaid principal amount is due on the final maturity date, (iv) provided for certain mandatory prepayments of the term loan, and (v) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

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

In connection with this Agreement, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. The Company is obligated to issue no more than an aggregate of 1,032,258 shares of its common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to the Company’s obligations under the parent company financing agreement. The fair value of the Supplier Warrant at the date of grant was $1,018,000 using the Monte Carlo simulation model. This amount will be recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets and any subsequent changes in fair value of this Supplier Warrant will be recorded in current period earnings as a general and administrative expense. The following assumptions were used to calculate the preliminary fair value of the warrants: dividend yield of 0%; expected volatility of 56.28%; risk-free interest rate of 0.71%; 0% probability of future financing; and an expected life of 5.11 years.

Under-the-car Product Line Turnaround-Plan

In connection with the Company’s under-the-car product line turnaround plan, during the second quarter of fiscal 2013, the Company discontinued supplying its products to a major non-profitable customer of the under-the-car product line segment. The net sales to this customer represented approximately 30.2% for three months ended June 30, 2012 and 20.8% for the year ended March 31, 2012, of net sales for the under-the-car product line segment. The Company has no further obligation to accept additional product returns from this customer. In accordance with the Company’s net-of-core revenue recognition policy, the Company expects to record revenue from the sale of these Remanufactured Cores which were previously recorded as a customer core returns accrual and the related long-term core inventory in the consolidated balance sheet. The Company believes the loss of this major customer is a possible triggering event for potential impairment of the Company’s goodwill and intangible assets during the second quarter of fiscal 2013. Accordingly, the Company will perform an interim impairment test as of the end of the second quarter of fiscal 2013.

In addition, during the third quarter of fiscal 2013, the Company reached an agreement with one of its third party logistic service providers located in Pennsylvania to terminate its services provided to the under-the-car product line segment effective November 5, 2012. Among other things, this agreement requires the Company (i) to pay all invoice amounts and other invoices for services rendered up to and the date of actual vacating of the premises, (ii) Fenco will pay a termination fee of approximately $1,402,000 representing 25% discounts applied to invoices starting in February 2012 and continued through July 2012, and (iii) Fenco agreed to maintain an inventory on hand of no less than $5,000,000 until the final 30 day period of occupancy at the Fenco distribution center locations. In addition, the Company agreed to pay $95,000 per month all-inclusive rental fee to use the property for period not to exceed eight months from the termination date.

Equity Transaction

Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in the Company’s payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, the Company initially filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement has yet to be declared effective and the Company began accruing liquidated damages starting on August 25, 2012. These amounts may be settled either in cash or, at the option of the purchaser, in shares of the Company’s common stock.

17. New Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as a part of the statement of equity. This guidance should be applied, retrospectively, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Other than the change in presentation, the Company has determined the changes from the adoption of this guidance on April 1, 2012 did not have an impact on its consolidated financial position and the results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued an amendment which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance on April 1, 2012 did not have any impact on the Company’s consolidated financial position and the results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2012 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on September 28, 2012.

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

We have two reportable segments, our existing product lines were included under the rotating electrical and the product lines from our FAPL acquisition were included under the under-the-car product line, based on the way we manage, evaluate and internally report our business activities.

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

Customer Service Levels. We have made certain inventory purchases above our normal cost in order to expedite improving customer service levels. This initiative has resulted in significant improvements in our customers’ order fill rates. As a result, we had to increase our inventory levels by approximately $27 million in the aggregate from May 2011 through the quarter ended December 31, 2011. These inventory levels declined in the quarter ended June 30, 2012 to below the May 2011 levels. We expect these inventory levels to decrease as we continue to normalize our operations.

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

Review of Product Offerings. With our Fenco acquisition we have added several new product lines which are vehicle operation critical. We have reviewed and continue to review the market opportunities for our products and potential products. In the third quarter of fiscal 2012, we discontinued the CV axle product line and shut-down the related facility. We have successfully supported our customers through this transition and continue to sell down the remaining CV axle inventory. Additionally, we exited the clutch product line during the second quarter of fiscal 2013.

Manufacturing Productivity. We have implemented a process of continuing improvements at Fenco facilities and expect to see enhancement to productivity as we introduce lean operating disciplines.

During the second quarter of fiscal 2013, we discontinued supplying our products to a major non-profitable customer of this segment. The net sales to this customer represented approximately 30.2% for three months ended June 30, 2012 and 20.8% for the year ended March 31, 2012, of net sales for this segment. We have no further obligation to accept additional product returns from this customer. In accordance with our net-of-core revenue recognition policy, we expect to record revenue from the sale of these Remanufactured Cores which were previously recorded as a customer core returns accrual and the related long-term core inventory in the consolidated balance sheet. We believe the loss of this major customer is a possible triggering event for potential impairment of our goodwill and intangible assets during the second quarter of fiscal 2013. Accordingly, we will perform an interim impairment test as of the second quarter of fiscal 2013.

In addition, during the third quarter of fiscal 2013, we reached an agreement with one of our third party logistic service providers located in Pennsylvania to terminate its services provided to the under-the-car product line segment effective November 5, 2012. Among other things, this agreement requires us to (i) pay all invoice amounts and other invoices for services rendered up to and the date of actual vacating of the premises, (ii) pay a termination fee of approximately $1,402,000 representing 25% discounts applied to invoices starting in February 2012 and continued through July 2012, and (iii) agree to maintain inventory on hand of no less than $5,000,000 until the final 30 day period of occupancy at the Fenco distribution center locations. In addition, we agreed to pay $95,000 per month all-inclusive rental fee to use the property for period not to exceed eight months from the termination date.

Our implementation of our plan for Fenco has taken longer and cost more than initially anticipated. We anticipate continuing to refine this turnaround plan as the various elements are implemented. We expect these and related initiatives will be substantially completed in the first quarter of fiscal 2014. Our ability to successfully implement this plan and the timing of our implementation of this plan will depend on, among other things, our customer and vendor support and the financial resources that are or will become available for implementation of this plan. In August 2012, Fenco entered into a second amendment to the Fenco Credit Agreement which, among other things, amended the maximum amount of the revolving facility to (i) $55,000,000 for the period up to and including December 31, 2012 and (ii) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014. In August 2012, we entered into a revolving credit agreement with the Supplier and Fenco pursuant to which the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate principal amount not to exceed $22,000,000, of which $2,000,000 will only be available for accrued interest and other amounts payable. We are also currently negotiating our accounts payable with some of Fenco’s suppliers and vendors, of which approximately $51,000,000 was past due at November 12, 2012. We cannot assure the outcome of these negotiations or that we will achieve the cost savings or other operational changes in the manner expected.

Results of Operations for the Three Months Ended June 30, 2012 and 2011

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The acquisition of Fenco on May 6, 2011 has had a significant impact on the comparability of results as discussed below.

The following table summarizes certain key operating data by segment for the periods indicated:

	Rotating	Under-the-Car
Three months ended June 30,	Electrical	Product Line		Consolidated
2012
Gross profit (loss) percentage	31.7%	(6.4	) %	13.6%
Cash flow used in operations	$(10,606,000)	$(6,153,000)		$(16,759,000)
Finished goods turnover (annualized) (1)	6.7	3.6		4.4
Annualized return on equity (2)	-	-		(53.6	) %

2011
Gross profit (loss) percentage	32.1%	(17.5	) %	10.0%
Cash flow provided by (used in) operations	$4,838,000	$(31,675,000)		$(26,837,000)
Finished goods turnover (annualized) (1)	5.1	4.0		3.3
Annualized return on equity (2)	-	-		(28.4	) %

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

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the three months ended June 30, 2012 and 2011:

	Rotating	Under-the-Car
Three months ended June 30,	Electrical	Product Line		Eliminations	Consolidated
2012
Net sales	$46,799,000	$42,224,000		$-	$89,023,000
Cost of goods sold	31,980,000	44,929,000		-	76,909,000
Gross profit (loss)	14,819,000	(2,705,000)		-	12,114,000
Cost of goods sold as a percentage of net sales	68.3%	106.4%		-	86.4%
Gross profit (loss) percentage	31.7%	(6.4	) %	-	13.6%

2011
Net sales	$39,792,000	$31,494,000		$(776,000)	$70,510,000
Cost of goods sold	27,036,000	36,991,000		(550,000)	63,477,000
Gross profit (loss)	12,756,000	(5,497,000)		(226,000)	7,033,000
Cost of goods sold as a percentage of net sales	67.9%	117.5%		-	90.0%
Gross profit (loss) percentage	32.1%	(17.5	) %	-	10.0%

Net Sales. Our consolidated net sales for the three months ended June 30, 2012 increased by $18,513,000, or 26.3%, to $89,023,000 compared to net sales for the three months ended June 30, 2011 of $70,510,000. The increase in consolidated net sales was due primarily to (i) the full quarter impact of our May 6, 2011 acquisition of Fenco, and (ii) increase in net sales in our rotating electrical product line of $7,007,000 or 17.6%, primarily to the existing customers in our rotating electrical product line.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of consolidated net sales decreased during the three months ended June 30, 2012 to 86.4% from 90.0% for the three months ended June 30, 2011, resulting in a corresponding increase in our consolidated gross profit percentage of 3.6% to 13.6% for the three months ended June 30, 2012 from 10.0% for the three months ended June 30, 2011.

•	Rotating electrical product line

The gross profit percentage in our rotating electrical product line decreased to 31.7% from 32.1% during the three months ended June 30, 2011. Our gross profit in our rotating electrical product line for the three months ended June 30, 2012 was impacted by the $1,665,000 of marketing and certain other allowances made in connection with the purchase of inventory from a new customer we acquired in the first quarter of fiscal 2013. Excluding the impact of these allowances, our gross profit for the three months ended June 30, 2012 would have been 34.0% for the rotating electrical product line, which reflects lower per unit manufacturing costs.

•	Under-the-car product line

The gross profit percentage in our under-the-car product line was negative 6.4% and 17.5% for three months ended June 30, 2012 and 2011, respectively, representing a negative gross profit of $2,705,000 and $5,497,000 for the same periods. Our gross profit in our under-the-car product line for the three months ended June 30, 2012, was primarily impacted by higher production, warehousing and distribution costs. Higher production, warehousing and distribution costs were due to the increase in under-absorption of manufacturing overhead on lower production levels.

In addition, our gross profit during three months ended June 30, 2012 was further impacted by (i) losses of $711,000 related to certain unprofitable product lines we stopped selling and supporting in December 2011, (ii) contractual customer penalties of $1,065,000, (iii) vendor support allowance of $645,000, (iv) allowance to a customer of $355,000 in connection with a return of certain products, and (v) premium freight cost of $45,000 in order to improve our fill rates and ability to service our customers.

Excluding the impact of the above items related to the under-the-car product line, the gross profit for three months ended June 30, 2012, would have been 0.3%. We anticipate that the gross profit will be improved after implementation of our planned cost savings initiatives for production, warehousing, and distribution.

Operating Expenses

The following table summarizes operating expenses by segment for the three months ended June 30, 2012 and 2011:

	Rotating	Under-the-Car
Three months ended June 30,	Electrical	Product Line	Eliminations	Consolidated
2012
General and administrative	$5,914,000	$5,650,000	$-	$11,564,000
Sales and marketing	1,772,000	1,767,000	-	3,539,000
Research and development	436,000	-	-	436,000

Percent of net sales

General and administrative	12.6%	13.4%	-	13.0%
Sales and marketing	3.8%	4.2%	-	4.0%
Research and development	0.9%	-	-	0.5%

2011
General and administrative	$5,310,000	$2,999,000	$-	$8,309,000
Sales and marketing	1,834,000	619,000	-	2,453,000
Research and development	416,000	-	-	416,000
Acquisition costs	404,000	-	-	404,000

Percent of net sales

General and administrative	13.3%	9.5%	-	11.8%
Sales and marketing	4.6%	2.0%	-	3.5%
Research and development	1.0%	-	-	0.6%
Acquisition costs	1.0%	-	-	0.6%

General and Administrative. Our consolidated general and administrative expenses for the three months ended June 30, 2012 were $11,564,000, which represents an increase of $3,255,000, or 39.2%, from general and administrative expenses for the three months ended June 30, 2011 of $8,309,000. The increase of $604,000 in general and administrative expenses for our rotating electrical business during the three months ended June 30, 2012 was primarily due to an increase in professional fees of $917,000, primarily attributable to an increase in audit and legal expenses, primarily offset by a decrease in travel expenses of $203,000. The increase of $2,651,000 in general and administrative expenses for our under-the-car product line during the three months ended June 30, 2012 was primarily attributable to (i) $506,000 of increased audit fees, (ii) $280,000 of increased legal expense, and (iii) $1,890,000 of increased professional services fees and other consulting fees.

Sales and Marketing. Our consolidated sales and marketing expenses for the three months ended June 30, 2012 increased $1,086,000, or 44.3%, to $3,539,000 from $2,453,000 for the three months ended June 30, 2011. The decrease of $62,000 for our rotating electrical business was due primarily to $44,000 of decreased commission expense which resulted from lower commission rates paid on certain sales during the three months ended June 30, 2012.The increase of $1,148,000 in sales and marketing expenses for our under-the-car product line during the three months ended June 30, 2012 was primarily due to (i) $477,000 of advertising expenses, (ii) $372,000 of travel expenses, (iii) $192,000 of employee-related expenses, and (iv) $94,000 of increased catalog expense.

Research and Development. Our consolidated research and development expenses increased by $20,000, or 4.8%, to $436,000 for the three months ended June 30, 2012 from $416,000 for the three months ended June 30, 2011. The increase in research and development expenses was due primarily to an increase of $30,000 of employee-related expenses for our rotating electrical business during the three months ended June 30, 2012, partly offset by $18,000 of decreased travel.

Acquisition Costs. We incurred $404,000 of legal and professional fees in connection with the Fenco acquisition during the three months ended June 30, 2011.

Interest Expense

Interest Expense. Reflecting our increased leverage as a result of the acquisition of Fenco and the increase in the size of our business, net consolidated interest expense for the three months ended June 30, 2012 increased $3,170,000, or 165.6%, to $5,084,000 from $1,914,000 for the three months ended June 30, 2011. This increase in net interest expense was primarily attributable to (i) increased outstanding loan balances and higher interest rates incurred by the rotating electrical product line during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 and (ii) the full quarter impact of interest expense incurred on the outstanding loan balances and the cost of receivables being discounted under the receivable discount programs by the under-the-car product line since our acquisition on May 6, 2011.

Provision for Income Taxes

Income Tax. Our income tax expense was $1,353,000 and $1,842,000 during the three months ended June 30, 2012 and 2011, respectively, an effective rate of (15.9%) and (28.5%) for the three months ended June 30, 2012 and 2011, respectively. The change in the effective tax rate was due primarily to lower pre-tax income levels in U.S. Federal and State jurisdictions coupled with an increase in  net losses of Fenco’s Canadian operations for which we do not recognize income tax benefits. Income tax expense, excluding the net losses of Fenco’s Canadian operations, reflect income tax rates higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in other foreign taxing jurisdictions. In addition, during the three months ended June 30, 2012, we recorded $48,000 of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate jurisdiction.

In addition, any potential future income tax benefits associated with the net loss we incurred from Fenco’s Canadian operations during fiscal 2013 was not recognized due primarily to our assessment of the recoverability of these tax benefits. We have provided a valuation allowance against these net operating loss carryforwards as we determined that it is not more likely than not that the deferred asset will be realized.

Liquidity and Capital Resources

The Company remanufactures, produces, and distributes automobile parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout the United States and Canada and to major automobile manufacturers.

Overview

At June 30, 2012, we had working capital of $7,864,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $36,082,000, compared to negative working capital of $2,188,000, a ratio of current assets to current liabilities of 1:1, and cash of $32,617,000 at March 31, 2012.

In accordance with our core accounting policies, we classify all of our core inventories as long-term assets and the portion of core liability related to the core inventory purchased and on the shelves of our customers, are recorded as long-term liabilities. These accounts are therefore excluded from the working capital and current ratio calculations. We do not recognize revenue or the related cost of sales from the sale of Remanufactured Cores; however, we do invoice and collect for the core value. These accounts receivable amounts are classified as short-term assets. In addition, upon the sale of a Remanufactured Core, a core liability is created to record the obligation to provide our customer with a credit upon the return of a like core by the customer. Since the return of a core is based on the sale of a remanufactured automobile part to an end user of our customer, the offset to this core liability generated by its return to us by our customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term. The long-term core inventory as of June 30, 2012 was $195,419,000 compared to $194,406,000 at March 31, 2012. The long-term core liability as of June 30, 2012 was $113,380,000 compared to $113,702,000 at March 31, 2012.

During the three months ended June 30, 2012, we used cash generated from the use of our receivable discount programs with certain of our major customers, from the private placement of our common stock, and our loans as our primary sources of liquidity. These sources were primarily used to pay down our accounts payable balances, enhance the integration of our Fenco acquisition, and pay for the capital expenditure obligations.

In April 2012, we entered into a Subscription Agreement and a Registration Rights Agreement to raise $15,004,000 in gross proceeds and net proceeds of $13,970,000 after expenses, through a private placement of our common stock. Pursuant to the terms of the Subscription Agreement, certain accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share. We used the proceeds to enhance the integration of our Fenco acquisition and for general corporate purposes.

Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in our payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, we initially filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement has yet to be declared effective and we began accruing liquidated damages starting on August 25, 2012. These amounts may be settled either in cash or, at the option of the purchaser, in shares of our common stock.

In May 2012, we entered into the Second Amendment to the Parent Company Financing Agreement and borrowed an additional $10,000,000, for an aggregate of $85,000,000 under the Amended Parent Company Term Loans. The Second Amendment, among other things, modified the interest rates per annum applicable to the Amended Parent Company Term Loans. The Amended Parent Company Term Loans will bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%. The Amended Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 and increase to $600,000 per quarter on April 1, 2013 and to $1,350,000 on October 1, 2013 until the final maturity date. Among other things, the Second Amendment provides for certain amended financial covenants, and requires that we maintain cash and cash equivalents of up to $10,000,000 in the aggregate until our obligations with respect to a significant supplier have ceased.

In connection with the Second Amendment, we issued the Warrant to Cerberus Business Finance, LLC. Pursuant to the Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of our common stock for an initial exercise price of $17.00 per share for a period of five years. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. The fair value of the Warrant using the Monte Carlo simulation model was $607,000 at May 24, 2012, and $617,000 at June 30, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at June 30, 2012. During the three months ended June 30, 2012, a loss of $10,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

In August 2012, we entered into the Third Amendment to the Parent Company Financing Agreement which, among other things, (i) permitted us to enter into the Fenco Credit Line described below, (ii) to make additional investments in Fenco in an aggregate amount outstanding not to exceed $20,000,000 at any time, (iii) added additional reporting requirements regarding financial reports and material notices under the Fenco Credit Line described below, and (iv) removed the Second Amendment requirement that we maintain cash and cash equivalents of up to $10,000,000.

In August 2012, Fenco entered into the Fenco Second Amendment with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, and the remaining unpaid principal amount is due on the final maturity date, (iv) provided for certain mandatory prepayments of the term loan, and (v) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

In August 2012, we entered into the Agreement with the Supplier and FAPL. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by FAPL in an aggregate principal amount not to exceed $22,000,000 under the Fenco Credit Line, of which $2,000,000 will only be available for accrued interest and other amounts payable under the Obligations. Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that FAPL on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to settle up to $8,000,000 under the Receivable Sale Option of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. The Obligations under the Agreement are guaranteed by us and certain of our subsidiaries.

In connection with this Agreement, we also issued the Supplier Warrant to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. We are obligated to issue no more than an aggregate of 1,032,258 shares of our common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to our obligations under the parent company financing agreement. The preliminary fair value of the Supplier Warrant at the date of grant was estimated to be approximately $1,018,000 using the Monte Carlo simulation model. This amount will be recorded as a warrant liability and any subsequent changes in fair value of this Supplier Warrant will be recorded in current period earnings as a general and administrative expense. The following assumptions were used to calculate the preliminary fair value of the Supplier Warrant: dividend yield of 0%; expected volatility of 56.28%; risk-free interest rate of 0.71%; 0% probability of future financing; and an expected life of 5.11 years.

We believe our cash and short-term investments on hand, use of receivable discount programs with certain of our major customers, amounts available under our credit agreements, amounts available under the Fenco Credit Line, and the proceeds from the issuance of our common stock are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months. However, our ability to continue to meet such liquidity needs is subject to and will be affected by cash utilized in operations, including our under-the-car product line turnaround plan, continued general economic conditions, uncertain industry conditions, and the financial condition of our customers and suppliers.

Cash Flows

Net cash used in operating activities was $16,759,000 and $26,837,000 for the three months ended June 30, 2012 and 2011, respectively. The rotating electrical segment used cash from operations of $10,606,000 during the three months ended June 30, 2012 compared to providing cash from operations of $4,838,000 during the three months ended June 30, 2011. The changes in operating activities for the rotating electrical segment were due primarily to decreases in accounts payable and accrued liabilities and accounts receivable. The under-the-car product line segment used cash from operations of $6,153,000 and $31,675,000 during the three months ended June 30, 2012 and 2011, respectively. The most significant changes in our under-the-car product line segment were due primarily to (i) a decrease in non-core inventory and core inventory due to our effort to manage our inventory levels, (ii) a decrease in accounts payable and accrued liabilities, and (iii) an increase in accounts receivable resulting from a decrease in accounts receivable offsets for customer core returns accruals.

Net cash used in investing activities was $608,000 and $365,000 during the three months ended June 30, 2012 and 2011, respectively. Our capital expenditures for our rotating electrical segment for the three months ended June 30, 2012 and 2011 was $398,000 and $312,000, respectively, primarily related to the purchase of equipment for our manufacturing facilities. Our capital expenditures for our under-the-car product line segment for the three months ended June 30, 2012 and 2011 was $203,000 and $45,000, respectively, primarily related to the purchase of computer software and equipment.

Net cash provided by financing activities was $20,856,000 and $25,989,000 for the three months ended June 30, 2012 and 2011, respectively. The rotating electrical segment provided net cash from financing activities of $23,148,000 and $17,931,000 during the three months ended June 30, 2012 and 2011, respectively. This increase was due to the net proceeds received from our private placement, partly offset by decreased borrowings during the three months ended June 30, 2012. The net cash provided from financing activities was used primarily to finance Fenco. The under-the-car product line segment used net cash from financing activities of $2,292,000 during the three months ended June 30, 2012 compared to cash provided by financing activities of $8,058,000 during the three months ended June 30, 2011, which resulted from decreased borrowings during the three months ended June 30, 2012.

Capital Resources

Debt

As of June 30, 2012, we have two outstanding credit agreements as described below.

Parent Company Credit Agreement

We are party to the Parent Company Financing Agreement involving the Parent Company Loans. The Parent Company Loans consist of the Parent Company Term Loans and the Parent Company Revolving Loans. The Parent Company Loans mature on January 17, 2017. The lenders hold a security interest in substantially all of the assets of our rotating electrical segment. The Parent Company Financing Agreement permits us to invest up to $20,000,000 in Fenco.

In May 2012, we entered into the Second Amendment and borrowed an additional $10,000,000, for an aggregate of $85,000,000 in term loans. The Second Amendment, among other things, modified the interest rates per annum applicable to the Amended Parent Company Term Loans. The Amended Parent Company Term Loans will bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%.

The Amended Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 and increase to $600,000 per quarter on April 1, 2013 and to $1,350,000 on October 1, 2013 until the final maturity date. Among other things, the Second Amendment provides for certain amended financial covenants, and requires that we maintain cash and cash equivalents of up to $10,000,000 in the aggregate until our obligations with respect to a significant supplier have ceased.

The Second Amendment, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated EBITDA. We were in compliance with all financial covenants and reporting requirements under the Second Amendment as of June 30, 2012.

There was no outstanding balance on the Parent Company Revolving Loans at June 30, 2012 and March 31, 2012. As of June 30, 2012, $14,655,000 was available under the Parent Company Revolving Loans. We had reserved $626,000 of the Parent Company Revolving Loans for standby letters of credit for workers’ compensation insurance and $3,185,000 for commercial letters of credit as of June 30, 2012.

In August 2012, we entered into the Third Amendment which, among other things, (i) permitted us to enter into the Fenco Credit Line with our Supplier, (ii) to make additional investments in Fenco, (iii) added additional reporting requirements regarding financial reports and material notices under the Fenco Credit Line described below, (iv) waived certain defaults arising as a result of our failure to comply with certain reporting requirements until September 17, 2012, and (v) removed the Second Amendment requirement that we maintain cash and cash equivalents of up to $10,000,000.

Fenco Credit Agreement

The Fenco Borrowers entered into the Fenco Credit Agreement with the Fenco Lenders. Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers the Fenco Revolving Facility and the Fenco Term Loan. The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory.

The Fenco Revolving Facility and the Fenco Term Loan, as amended, mature on October 6, 2014. The maturity dates may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.

The outstanding balance on the Fenco Revolving Facility was $46,631,000 and $48,884,000 at June 30, 2012 and March 31, 2012, respectively. As of June 30, 2012, approximately $712,000 was reserved for standby commercial letters of credit and $264,000 was reserved for certain expenses. In addition, $1,000,000 of the Fenco Revolving Facility was reserved for Canadian operations use. As of June 30, 2012, approximately $1,146,000 was available under the Fenco Revolving Facility. The Fenco Lenders hold a security interest in substantially all of the assets of the under-the-car product line segment.

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

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of June 30, 2012, the Fenco Borrowers were in compliance with all financial covenants under the Fenco Credit Agreement.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

In August 2012, Fenco entered into a second amendment to the Fenco credit agreement with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, and the remaining unpaid principal amount is due on the final maturity date, (iv) provided for certain mandatory prepayments of the term loan, and (v) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures.

Strategic Cooperation Agreement

In August 2012, we entered into the Agreement with the Supplier and Fenco. Under the terms of the Agreement, the Supplier agreed to provide the Fenco Credit Line in an aggregate amount not to exceed $22,000,000 of which $2,000,000 will only be available for accrued interest and other amounts payable. Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that Fenco on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to exercise the Receivable Sale Option under which the Supplier may settle up to $8,000,000 of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. The Obligations under the Agreement are guaranteed by us and certain of our subsidiaries.

Our ability to comply in future periods with the financial covenants in the Parent Financing Agreement and Fenco Credit Agreement will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands for marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy, including the integration of our Fenco acquisition. If a violation of any of the covenants occurs in the future, we would attempt to obtain a waiver or an amendment from our lenders or the Fenco Lenders, as applicable. No assurance can be given that we would be successful in this regard.

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

The following is a summary of the receivable discount programs:

	Three Months Ended
	June 30,
	2012	2011
Receivables discounted	$77,495,000	$47,387,000
Weighted average days	313	309
Annualized weighted average discount rate	2.8%	3.1%
Amount of discount as interest expense	$1,896,000	$1,269,000

Off-Balance Sheet Arrangements

At June 30, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $601,000 for the three months ended June 30, 2012 and primarily related to the purchase of equipment for our manufacturing facilities. We expect our fiscal year 2013 capital expenditures to be in the range of $3,000,000 to $4,000,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2012.

Subsequent Events

Parent Company Credit Agreement

In August 2012, we entered into a third amendment and waiver to the Parent Company Financing Agreement which, among other things, (i) permitted us to enter into the Fenco Credit Line described below, (ii) to make additional investments in Fenco in an aggregate amount not to exceed $20,000,000 at any time outstanding, (iii) added additional reporting requirements regarding financial reports and material notices under the Fenco Credit Line described below, and (iv) removed the Second Amendment requirement that we maintain cash and cash equivalents of up to $10,000,000.

Fenco Credit Agreement

In August 2012, Fenco entered into a second amendment to the Fenco credit agreement with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, and the remaining unpaid principal amount is due on the final maturity date, (iv) provided for certain mandatory prepayments of the term loan, and (v) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

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

In connection with this Agreement, we also issued the Supplier Warrant to the Supplier to purchase up to 516,129 shares of the our common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. We are obligated to issue no more than an aggregate of 1,032,258 shares of our common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to our obligations under the Parent Company Financing Agreement. The fair value of the Supplier Warrant at the date of grant was $1,018,000 using the Monte Carlo simulation model. This amount will be recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets and any subsequent changes in fair value of this Supplier Warrant will be recorded in current period earnings as a general and administrative expense. The following assumptions were used to calculate the preliminary fair value of the Supplier Warrant: dividend yield of 0%; expected volatility of 56.28%; risk-free interest rate of 0.71%; 0% probability of future financing; and an expected life of 5.11 years.

Under-the-car Product Line Turnaround-Plan

In connection with our Fenco turnaround plan, during the second quarter of fiscal 2013, we discontinued supplying our products to a major non-profitable customer of the under-the-car product line segment. The net sales to this customer represented approximately 30.2% for three months ended June 30, 2012 and 20.8% for the year ended March 31, 2012, of net sales for the under-the-car product line segment. We have no further obligation to accept additional product returns from this customer. In accordance with our net-of-core revenue recognition policy, we expect to record revenue from the sale of these Remanufactured Cores which were previously recorded as a customer core returns accrual in the consolidated balance sheet. We believe the loss of this major customer is a possible triggering event for potential impairment of our goodwill and intangible assets during the second quarter of fiscal 2013. Accordingly, we will perform an interim impairment test as of the end of the second quarter of fiscal 2013.

In addition, during the third quarter of fiscal 2013, we reached an agreement with one of our third party logistic service providers located in Pennsylvania to terminate its services provided to the under-the-car product line segment effective November 5, 2012. Among other things, this agreement requires us (i) to pay all invoice amounts and other invoices for services rendered up to and the date of actual vacating of the premises, (ii) Fenco will pay a termination fee of approximately $1,402,000 representing 25% discounts applied to invoices starting in February 2012 and continued through July 2012, and (iii) Fenco agrees to maintain an inventory on hand of no less than $5,000,000 until the final 30 day period of occupancy at the Fenco distribution center locations. In addition, we agreed to pay $95,000 per month all-inclusive rental fee to use the property for period not to exceed eight months from the termination date.

Equity Transaction

Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in our payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, we initially filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement has yet to be declared effective and we began accruing liquidated damages starting on August 25, 2012. These amounts may be settled either in cash or, at the option of the purchaser, in shares of our common stock.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2012, which was filed on September 28, 2012, except as discussed below.

New Accounting Pronouncements

Comprehensive Income

In June 2011, the FASB issued guidance which requires an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. This guidance eliminates the option to present components of other comprehensive income as a part of the statement of equity. This guidance should be applied, retrospectively, for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. Other than the change in presentation, we have determined the changes from the adoption of this guidance on April 1, 2012 did not have an impact on our consolidated financial position and the results of operations.

Testing Goodwill for Impairment

In September 2011, the FASB issued an amendment which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance on April 1, 2012 did not have any impact on our consolidated financial position and the results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2012, which was filed on September 28, 2012.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosures.

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were not effective as of June 30, 2012, as the Company has not filed this report in a timely manner and has not remediated the material weakness in internal control over financial reporting described herein.

Inherent Limitations Over Internal Controls

Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Because of its inherent limitations, internal control may not prevent misstatements. Further, an evaluation of the effectiveness of internal control may not detect misstatements.

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the first quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

On May 6, 2011, MPA acquired Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts.  For additional information regarding the acquisition, refer to Note 2 in the Notes to Consolidated Financial Statements and, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 2 of this Quarterly Report.

Since the acquisition of Fenco we have been unable to timely file our Quarterly Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second, third and fourth quarters of our fiscal year 2012, and first and second quarters of our fiscal year 2013.  As a result, we concluded that our internal control over financial reporting was not effective because of the existence of a material weakness in our financial statement close process at Fenco. Specifically, systems required to segregate and account for transactions accurately were inadequate.  Also, the financial policies and procedures at Fenco did not provide for effective oversight and review of the reconciliation of accounts at month or quarter ends. Moreover, there is a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis, reconciliations and documentation of the application of U.S. GAAP to transactions.  As a result, Fenco was unable to complete the financial close process on a timely and accurate basis.

As a result of the material weakness, we have commenced a review of the internal control over financial reporting at Fenco and began putting in place appropriate oversight and controls.  In fiscal year 2012, direct oversight by MPA management of Fenco accounting personnel was substantially increased.  Experienced accounting personnel were added to review core and other transactions, which improved the overall accounting skill set.  The core receiving and return transactions were integrated into our financial reporting process and additional core tracking procedures were implemented.  Controls over sales and purchasing transactions were improved to ensure their inclusion in the proper reporting period.  At the start of the third quarter of fiscal 2013, the Fenco financial and operating systems were converted to the applications used at MPA.  In conjunction with this system conversion, Fenco accounting was also centralized at MPA headquarters in Torrance, California.  These changes are expected to permit more timely reporting of consolidated financial results going forward.

As a result of our continuing review of Fenco operations and finances, we did not file and do not expect to file our Quarterly Report on Form 10-Q for the second quarter ended September 30, 2012, in a timely manner.

The initial assessment of internal control over financial reporting for the acquired business will be conducted over the course of fiscal year 2013 and reported as of March 31, 2013.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on September 28, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends—The Parent Company Credit Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

Equity Transaction

In April 2012, we entered into a Subscription Agreement and a Registration Rights Agreement to raise $15,004,000 in gross proceeds through a private placement of our common stock. Pursuant to the terms of the Subscription Agreement, 17 accredited investors purchased an aggregate of 1,936,000 shares of common stock in a private placement exempt from registration under the Securities Act in reliance upon Rule 506 of Regulation D, for a purchase price of $7.75 per share. We plan to use the proceeds to enhance the integration of our Fenco acquisition and for general corporate purposes.

Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in our payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, we initially filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement has yet to be declared effective and we began accruing liquidated damages starting on August 25, 2012. These amounts may be settled either in cash or, at the option of the purchaser, in shares of our common stock.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

	By:	/s/ David Lee
Dated: November 28, 2012		David Lee
Chief Financial Officer

	By:	/s/ Kevin Daly
Dated: November 28, 2012		Kevin Daly
Chief Accounting Officer