Form 10-Q
period 2012-09-30
MOTORCAR PARTS AMERICA INC
filed 2012-12-18
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

There were 14,471,321 shares of Common Stock outstanding at December 10, 2012.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2012	March 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$32,328,000	$32,617,000
Short-term investments	368,000	342,000
Accounts receivable — net	21,829,000	20,036,000
Inventory— net	82,731,000	95,071,000
Inventory unreturned	9,318,000	9,819,000
Deferred income taxes	3,638,000	3,793,000
Prepaid expenses and other current assets	5,596,000	6,553,000
Total current assets	155,808,000	168,231,000
Plant and equipment — net	12,892,000	12,738,000
Long-term core inventory — net	192,902,000	194,406,000
Long-term core inventory deposit	27,226,000	26,939,000
Long-term deferred income taxes	2,147,000	1,857,000
Goodwill	68,356,000	68,356,000
Intangible assets — net	21,399,000	22,484,000
Other assets	8,217,000	6,887,000
TOTAL ASSETS	$488,947,000	$501,898,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$116,830,000	$126,100,000
Accrued liabilities	23,749,000	19,379,000
Customer finished goods returns accrual	22,647,000	21,695,000
Other current liabilities	4,831,000	2,331,000
Current portion of term loan	1,700,000	500,000
Current portion of capital lease obligations	306,000	414,000
Total current liabilities	170,063,000	170,419,000
Term loan, less current portion	92,746,000	84,500,000
Revolving loan	42,089,000	48,884,000
Deferred core revenue	10,226,000	9,775,000
Customer core returns accrual	102,445,000	113,702,000
Other liabilities	2,779,000	751,000
Capital lease obligations, less current portion	124,000	248,000
Total liabilities	420,472,000	428,279,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 14,471,321 and 12,533,821 shares issued; 14,456,921 and 12,519,421 outstanding at September 30, 2012 and March 31, 2012, respectively	145,000	125,000
Treasury stock, at cost, 14,400 shares of common stock at September 30, 2012 and March 31, 2012, respectively	(89,000)	(89,000)
Additional paid-in capital	114,489,000	98,627,000
Additional paid-in capital-warrant	-	1,879,000
Accumulated other comprehensive loss	(1,236,000)	(884,000)
Accumulated deficit	(44,834,000)	(26,039,000)
Total shareholders' equity	68,475,000	73,619,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$488,947,000	$501,898,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net sales	$111,632,000	$107,616,000	$200,655,000	$178,126,000
Cost of goods sold	94,911,000	92,637,000	171,820,000	156,114,000
Gross profit	16,721,000	14,979,000	28,835,000	22,012,000
Operating expenses:
General and administrative	11,193,000	11,309,000	22,757,000	19,618,000
Sales and marketing	3,904,000	3,197,000	7,443,000	5,650,000
Research and development	461,000	401,000	897,000	817,000
Acquisition costs	-	309,000	-	713,000
Total operating expenses	15,558,000	15,216,000	31,097,000	26,798,000
Operating income (loss)	1,163,000	(237,000)	(2,262,000)	(4,786,000)
Interest expense, net	6,162,000	3,389,000	11,246,000	5,303,000
Loss before income tax expense	(4,999,000)	(3,626,000)	(13,508,000)	(10,089,000)
Income tax expense	3,934,000	1,813,000	5,287,000	3,655,000
Net loss	$(8,933,000)	$(5,439,000)	$(18,795,000)	$(13,744,000)
Basic net loss per share	$(0.62)	$(0.44)	$(1.32)	$(1.11)
Diluted net loss per share	$(0.62)	$(0.44)	$(1.32)	$(1.11)
Weighted average number of shares outstanding:
Basic	14,456,921	12,451,600	14,192,235	12,367,030
Diluted	14,456,921	12,451,600	14,192,235	12,367,030

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Loss
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net loss	$(8,933,000)	$(5,439,000)	$(18,795,000)	$(13,744,000)
Other Comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	9,000	(26,000)	2,000	(26,000)
Foreign currency translation	193,000	(731,000)	(354,000)	(446,000)
Total other comprehensive income (loss), net of tax	202,000	(757,000)	(352,000)	(472,000)
Comprehensive loss	$(8,731,000)	$(6,196,000)	$(19,147,000)	$(14,216,000)

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
Cash flows from operating activities:	2012	2011
Net loss	$(18,795,000)	$(13,744,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,643,000	2,685,000
Amortization of intangible assets	1,085,000	969,000
Amortization of deferred financing costs	796,000	43,000
Amortization of finished goods inventory step-up valuation	-	6,001,000
Gain due to change in fair value of warrant liability	(57,000)	-
Net (recovery of) provision for inventory reserves	(744,000)	294,000
Provision for customer payment discrepancies	521,000	59,000
Provision for doubtful accounts	151,000	46,000
Deferred income taxes	219,000	(316,000)
Share-based compensation expense	24,000	27,000
Impact of tax benefit on APIC pool from stock options exercised	1,000	67,000
Loss on disposal of assets	37,000	-
Changes in current assets and liabilities:
Accounts receivable	(2,465,000)	(5,833,000)
Inventory	14,724,000	(24,009,000)
Inventory unreturned	501,000	173,000
Prepaid expenses and other current assets	812,000	3,774,000
Other assets	(114,000)	(124,000)
Accounts payable and accrued liabilities	(5,204,000)	(3,543,000)
Customer finished goods returns accrual	952,000	(2,511,000)
Deferred core revenue	451,000	431,000
Long-term core inventory	(136,000)	(14,357,000)
Long-term core inventory deposits	(287,000)	(489,000)
Customer core returns accrual	(11,257,000)	4,860,000
Other liabilities	2,599,000	263,000
Net cash used in operating activities	(14,543,000)	(45,234,000)
Cash flows from investing activities:
Purchase of plant and equipment	(1,860,000)	(678,000)
Change in short term investments	(22,000)	(21,000)
Net cash used in investing activities	(1,882,000)	(699,000)
Cash flows from financing activities:
Borrowings under revolving loan	46,734,000	106,694,000
Repayments under revolving loan	(53,529,000)	(70,990,000)
Proceeds from term loan	10,000,000	10,000,000
Repayments of term loan	-	(1,000,000)
Deferred financing costs	(799,000)	-
Payments on capital lease obligations	(232,000)	(300,000)
Exercise of stock options	5,000	257,000
Excess tax benefit from employee stock options exercised	3,000	213,000
Impact of tax benefit on APIC pool from stock options exercised	(1,000)	(67,000)
Proceeds from issuance of common stock	15,004,000	-
Stock issuance costs	(1,034,000)	-
Net cash provided by financing activities	16,151,000	44,807,000
Effect of exchange rate changes on cash	(15,000)	(154,000)
Net increase (decrease) in cash	(289,000)	(1,280,000)
Cash — Beginning of period	32,617,000	2,477,000
Cash — End of period	$32,328,000	$1,197,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,879,000	$3,307,000
Income taxes	1,664,000	1,544,000
Non-cash investing and financing activities:
Common stock issued in business acquisition	$-	$4,946,000
Warrants issued in connection with debt	1,625,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2012
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2012.

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

The Company obtains used automobile parts, commonly known as Used Cores, primarily from its customers under the Company’s core exchange program. It also purchases Used Cores from vendors (core brokers). The customers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the customers upon return to the Company. These Used Cores are an essential material needed for the remanufacturing operations.

The Company has remanufacturing, warehousing and shipping/receiving operations for automobile parts in North America and Asia. In addition, the Company utilizes various third party warehouse distribution centers in North America.

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company has two reportable segments, rotating electrical and undercar product line, based on the way the Company manages, evaluates and internally reports its business activities.

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

The unaudited pro forma financial information presented below for the six months ended September 30, 2011 assumes the acquisition had occurred on April 1, 2011. Financial information presented below for the six months ended September 30, 2012 represents actual results of operations for the period.

	Six Months Ended
	September 30,
	2012	2011

Net sales	$200,655,000	$204,660,000
Operating income (loss)	(2,262,000)	(6,430,000)
Loss before income tax expense	(13,508,000)	(12,526,000)
Net loss	(18,795,000)	(16,388,000)
Basic net loss per share	$(1.32)	$(1.33)
Diluted net loss per share	$(1.32)	$(1.33)

3. Goodwill

At September 30, 2012 and March 31, 2012, the Company had $68,356,000 of goodwill recorded in the Company’s undercar product line segment in connection with its May 2011 acquisition.

During the second quarter of fiscal 2013, the Company discontinued supplying its undercar products to a major non-profitable customer of the undercar product line segment. The net sales to this customer represented approximately 31.0% for the six months ended September 30, 2012 and 20.8% for the year ended March 31, 2012 from the date of acquisition on May 6, 2011, of net sales for the undercar product line segment. As a result, the Company performed an interim impairment test of the related goodwill and intangible assets as of the end of the second quarter of fiscal 2013.

The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. The Company determined the fair value of the reporting unit based on an equal weighting of: (1) a discounted cash flow method, (2) guideline company method, and (3) guideline transaction method.  The discounted cash flow analysis establishes fair value by estimating the present value of the projected future cash flows of a reporting unit and applying a 3% terminal growth rate. The present value of estimated discounted future cash flow is determined using significant estimates of revenue and costs for the reporting unit, driven by assumed growth rates, as well as appropriate discount rates. The discount rate of 14% was determined using a weighted average cost of capital that incorporates long term government bonds, effective cost of debt, and the cost of equity of similar guideline companies. The market approach is calculated using market multiples and comparable transaction data for guideline companies. The guideline information was based on publicly available information. A valuation multiple was selected based on a financial benchmarking analysis that compared the reporting unit’s benchmark results with the guideline information. In addition to these financial considerations, qualitative factors such as business descriptions, markets served, and profitability were considered in the ultimate selection of the multiple used to estimate a value on a minority basis. The selection and weighting of the various fair value techniques may result in a higher or lower fair value. Judgment is applied in determining the weightings that are most representative of fair value. Management has performed sensitivity analysis on its significant assumptions and has determined that a change in its assumptions within selected sensitivity testing levels would not impact its conclusion. Based on the results of the Company’s interim analysis of goodwill as of the end of second quarter of fiscal 2013, the reporting unit’s fair value exceeded its carrying value, indicating that there was no goodwill impairment.

4. Intangible Assets

Rotating Electrical Product Line

The following is a summary of the intangible assets attributable to the Company’s rotating electrical product line segment subject to amortization at September 30, 2012 and March 31, 2012.

		September 30, 2012		March 31, 2012
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$299,000	$553,000	$262,000
Customer relationships	12 years	6,464,000	2,420,000	6,464,000	2,096,000
Non-compete agreements	4 years	257,000	185,000	257,000	160,000
Total	11 years	$7,274,000	$2,904,000	$7,274,000	$2,518,000

Undercar Product Line

As noted in Note 3 above, the Company discontinued supplying its undercar products to a major unprofitable customer. As a result, the Company performed an interim impairment test of its intangible assets attributable to the Company’s undercar product line segment and concluded that there was no impairment.

The following is a summary of the undercar product line segment’s intangible assets subject to amortization at September 30, 2012 and March 31, 2012.

		September 30, 2012		March 31, 2012
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	20 years	$11,159,000	$779,000	$11,159,000	$500,000
Customer relationships	10 years	7,680,000	1,075,000	7,680,000	691,000
Non-compete agreements	2 years	144,000	100,000	144,000	64,000
Total	16 years	$18,983,000	$1,954,000	$18,983,000	$1,255,000

Consolidated amortization expense for acquired intangible assets for the three and six months ended September 30, 2012 and 2011 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Amortization expense	$542,000	$542,000	$1,085,000	$969,000

The consolidated aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2013 - remaining 6 months	$1,087,000
2014	2,070,000
2015	1,996,000
2016	1,675,000
2017	1,592,000
Thereafter	12,979,000
Total	$21,399,000

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

Accounts receivable — net is comprised of the following:

	September 30, 2012	March 31, 2012
Accounts receivable — trade	$71,554,000	$67,038,000
Allowance for bad debts	(934,000)	(968,000)
Customer allowances earned	(18,329,000)	(16,250,000)
Customer payment discrepancies	(624,000)	(280,000)
Customer returns RGA issued	(4,849,000)	(5,875,000)
Customer core returns accruals	(24,989,000)	(23,629,000)
Less: total accounts receivable offset accounts	(49,725,000)	(47,002,000)
Total accounts receivable — net	$21,829,000	$20,036,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At September 30, 2012, the warranty return accrual of $2,336,000 was included under the customer returns RGA issued in the above table and in accounts receivable – net in the consolidated balance sheets and the warranty estimate of $7,922,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Balance at beginning of period	$10,284,000	$7,120,000	$9,023,000	$8,969,000
Charged to expense (1)	18,977,000	17,783,000	35,578,000	30,626,000
Amounts processed (1)	(19,003,000)	(17,579,000)	(34,343,000)	(32,271,000)
Balance at end of period	$10,258,000	$7,324,000	$10,258,000	$7,324,000

(1)           Amounts shown above as warranty claims processed and charged to expense for the three and six months ended September 30, 2011 have been reclassified to conform to the current year presentation.

6. Inventory

Inventory is comprised of the following:

	September 30, 2012	March 31, 2012
Non-core inventory
Raw materials	$29,220,000	$31,560,000
Work-in-process	190,000	153,000
Finished goods	59,705,000	72,171,000
	89,115,000	103,884,000
Less allowance for excess and obsolete inventory	(6,384,000)	(8,813,000)
Total	$82,731,000	$95,071,000

Inventory unreturned	$9,318,000	$9,819,000
Long-term core inventory
Used cores held at the Company's facilities	$48,410,000	$47,206,000
Used cores expected to be returned by customers	5,295,000	5,542,000
Remanufactured cores held in finished goods	22,553,000	25,751,000
Remanufactured cores held at customers' locations	120,446,000	118,402,000
	196,704,000	196,901,000
Less allowance for excess and obsolete inventory	(3,802,000)	(2,495,000)
Total	$192,902,000	$194,406,000

Long-term core inventory deposit	$27,226,000	$26,939,000

7. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Sales	2012	2011	2012	2011
Customer A	38%	43%	37%	40%
Customer B	16%	7%	16%	8%
Customer C (1)	21%	15%	20%	13%

Accounts receivable - trade	September 30, 2012	March 31, 2012
Customer A	29%	31%
Customer B	9%	8%
Customer C (1)	22%	21%

(1)           As noted in Note 3, the Company discontinued supplying its undercar products to customer C but has retained the rotating electrical product line sales to this customer.

The Company’s largest suppliers accounted for the following total percentage of raw materials purchases:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Significant supplier purchases	2012	2011	2012	2011
Supplier A	19%	11%	18%	13%

8. Debt

The Company has the following outstanding credit agreements.

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

The Parent Company Financing Agreement, as amended, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants and reporting requirements under the Parent Company Financing Agreement, as amended, as of September 30, 2012.

There was no outstanding balance on the Parent Company Revolving Loans at September 30, 2012 and March 31, 2012. As of September 30, 2012, $16,955,000 was available under the Parent Company Revolving Loans. The Company had reserved $626,000 of the Parent Company Revolving Loans for standby letters of credit for workers’ compensation insurance and $2,200,000 for commercial letters of credit as of September 30, 2012.

In connection with the Second Amendment, the Company issued a warrant (the “Cerberus Warrant”) to Cerberus Business Finance, LLC. Pursuant to the Cerberus Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of the Company’s common stock for an initial exercise price of $17.00 per share for a period of five years.  The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. As a result of the issuance of the Supplier Warrant in August 2012 (as described below) at an initial exercise price of $7.75 per share, the exercise price of the Cerberus Warrant was reduced to $7.75 per share. As the exercise price of the Cerberus Warrant was reduced, the number of shares of the Company’s common stock that may be purchased upon the exercise of the Cerberus Warrant was increased to 219,355 so that the aggregate exercise price of the Cerberus Warrant after the adjustment is the same as the aggregate exercise price prior to the adjustment. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $607,000 at May 24, 2012 and $357,000 at September 30, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at September 30, 2012.During the three and six months ended September 30, 2012, a gain of $260,000 and $250,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

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

In August 2012, Fenco entered into a second amendment to the Fenco Credit Agreement (the “Fenco Second Amendment”) with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, with the remaining unpaid principal amount being due on the final maturity date, (iv) provided for certain mandatory prepayments of the term loan, and (v) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures.  The maturity date may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.

The outstanding balance on the Fenco Revolving Facility was $42,089,000 and $48,884,000 at September 30, 2012 and March 31, 2012, respectively. As of September 30, 2012, approximately $712,000 was reserved for standby commercial letters of credit and $264,000 was reserved for certain expenses. As of September 30, 2012, approximately $8,969,000 was available under the Fenco Revolving Facility. The Fenco Lenders hold a security interest in substantially all of the assets of the undercar product line segment.

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

The Fenco Credit Agreement, as amended, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of September 30, 2012, the Fenco Borrowers were in compliance with all financial covenants and reporting requirements under the Fenco Credit Agreement.

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

In connection with this Agreement, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. The Company is obligated to issue no more than an aggregate of 1,032,258 shares of its common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to the Company’s obligations under the Parent Company Financing Agreement. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $1,018,000 at August 22, 2012, and $1,211,000 at September 30, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at September 30, 2012. A loss of $193,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability from the date of grant in August 2012.

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

The following is a summary of the Company’s accounts receivable discount programs:

	Six Months Ended
	September 30,
	2012	2011

Receivables discounted	$157,335,000	$133,222,000
Weighted average days	316	312
Annualized weighted average discount rate	2.8%	2.9%
Amount of discount as interest expense	$3,824,000	$3,363,000

10. Net Loss Per Share

Basic net loss per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net loss per share.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net loss	$(8,933,000)	$(5,439,000)	$(18,795,000)	$(13,744,000)
Basic shares	14,456,921	12,451,600	14,192,235	12,367,030
Effect of dilutive stock options and warrants	-	-	-	-
Diluted shares	14,456,921	12,451,600	14,192,235	12,367,030
Net loss per share:
Basic	$(0.62)	$(0.44)	$(1.32)	$(1.11)
Diluted	$(0.62)	$(0.44)	$(1.32)	$(1.11)

The effect of dilutive options and warrants excludes 1,451,784 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the three and six months ended September 30, 2012 and 1,506,354 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the three and six months ended September 30, 2011 — all of which were anti-dilutive.

11. Income Taxes

The Company recorded income tax expenses for the three and six months ended September 30, 2012 and 2011. This is primarily due to the federal and state income tax provision on pretax income in the U.S. and not recognizing income tax benefits related to the net losses of Fenco’s Canadian operations for the three and six months ended September 30, 2012 and 2011 due to the recoverability of these tax benefits not being deemed by the Company to be more likely than not to be realized. In addition, for the three and six months ended September 30, 2012, the Company recorded $50,000 and $98,000, respectively, of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction. For the three and six months ended September 30, 2011, the Company recorded $93,000 and $140,000, respectively, of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

The income tax expenses, excluding the net losses of Fenco’s Canadian operations, reflect effective income tax rates of 37.6% and 37.7% for the three and six months ended September 30, 2012, respectively. The income tax expenses, excluding the net losses of Fenco’s Canadian operations, reflect income tax rates of 36.2% and 40.1% for the three and six months ended September 30, 2011, respectively. The income tax rates for all periods were higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $15,039,000 and $13,494,000 at September 30, 2012 and March 31, 2012, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended		Six Months Ended
Derivatives Not Designated as	September 30,		September 30,
Hedging Instruments	2012	2011	2012	2011

Forward foreign currency exchange contracts	$431,000	$(1,799,000)	$340,000	$(1,887,000)

The fair value of the forward foreign currency exchange contracts of $219,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at September 30, 2012. The fair value of the forward foreign currency exchange contracts of $121,000 is included in other current liabilities in the consolidated balance sheet at March 31, 2012.

13. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of September 30, 2012 and March 31, 2012:

	September 30, 2012				March 31, 2012
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$368,000	$368,000	-	-	$342,000	$342,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	219,000	-	$219,000	-	-	-	-	-

Liabilities
Other current liabilities
Deferred compensation	368,000	368,000	-	-	342,000	342,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	121,000	-	$121,000	-
Other liabilities
Warrant liability	1,568,000	-	-	$1,568,000	-	-	-	-

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended September 30, 2012 and 2011, a gain of $431,000 and a loss of $1,799,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the six months ended September 30, 2012 and 2011, a gain of $340,000 and a loss of $1,887,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at September 30, 2012. Any subsequent changes in the fair value of the warrant liability will be recorded in current period earnings as a general and administrative expense. During the three and six months ended September 30, 2012, a gain of $67,000 and $57,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Cerberus Warrant and the Supplier Warrant recorded as warrant liability were:

	September 30, 2012
	Cerberus Warrant	Supplier Warrant

Risk free interest rate	0.54%	0.62%
Expected life in years	4.65	5.00
Expected volatility	55.93%	56.59%
Dividend yield	-	-
Probability of future financing	0%	0%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrants. The expected life is based on the remaining contractual term of the warrants and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrants.

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Beginning balance	$617,000	$-	$-	$-
Newly issued	1,018,000	-	1,625,000	-
Total (gain) loss included in net loss	(67,000)	-	(57,000)	-
Warrants exercised	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$1,568,000	$-	$1,568,000	$-

During the three and six months ended September 30, 2012, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loans, term loans and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

14. Segment Information

The Company has two reportable segments, the rotating electrical segment and the undercar product line segment, based on the way the Company manages, evaluates and internally reports its business activities.

The rotating electrical segment is comprised of the Company’s alternator and starter business. This segment remanufactures, produces, and distributes alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These replacement parts are sold for use on vehicles after initial vehicle purchase.

The undercar product line segment manufactures, remanufactures and distributes new and remanufactured aftermarket auto parts, including steering components, brake calipers, master cylinders, hub assembly and bearings, clutches and clutch hydraulics for virtually all passenger and truck vehicles.

The Company’s products are sold to automotive retail chain stores, warehouse distributors, and to major automobile manufacturers throughout North America.

The results of operations of Fenco have been included from the date of acquisition on May 6, 2011. Financial information relating to the Company’s reportable segments is as follows:

	Three months ended September 30, 2012
	Rotating	Undercar
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$57,652,000	$53,980,000	$-	$111,632,000
Gross profit (loss)	20,096,000	(3,375,000)	-	16,721,000
Operating income (loss)	13,519,000	(12,356,000)	-	1,163,000
Net income (loss)	6,503,000	(15,436,000)	-	(8,933,000)

	Three months ended September 30, 2011
	Rotating	Undercar
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$45,737,000	$61,879,000	$-	$107,616,000
Intersegment revenue, net of cost	836,000	-	(836,000)	-
Gross profit (loss)	15,091,000	(338,000)	226,000	14,979,000
Operating income (loss)	5,480,000	(5,943,000)	226,000	(237,000)
Net income (loss)	3,026,000	(8,691,000)	226,000	(5,439,000)

	Six months ended September 30, 2012
	Rotating	Undercar
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$104,451,000	$96,204,000	$-	$200,655,000
Gross profit (loss)	34,915,000	(6,080,000)	-	28,835,000
Operating income (loss)	20,216,000	(22,478,000)	-	(2,262,000)
Net income (loss)	8,870,000	(27,665,000)	-	(18,795,000)

	Six months ended September 30, 2011
	Rotating	Undercar
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$84,753,000	$93,373,000	$-	$178,126,000
Intersegment revenue, net of cost	1,612,000	-	(1,612,000)	-
Gross profit (loss)	27,847,000	(5,835,000)	-	22,012,000
Operating income (loss)	10,272,000	(15,058,000)	-	(4,786,000)
Net income (loss)	5,252,000	(18,996,000)	-	(13,744,000)

	September 30, 2012
	Rotating	Undercar
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated

Current assets	$109,690,000	$75,441,000	$(29,323,000)	$155,808,000
Non-current assets	213,781,000	173,922,000	(54,564,000)	333,139,000
Total assets	$323,471,000	$249,363,000	$(83,887,000)	$488,947,000
Current liabilities	$68,704,000	$130,682,000	$(29,323,000)	$170,063,000
Non-current liabilities	95,813,000	204,214,000	(49,618,000)	250,409,000
Total liabilities	164,517,000	334,896,000	(78,941,000)	420,472,000
Equity (deficit)	158,954,000	(85,533,000)	(4,946,000)	68,475,000
Total liabilities and equity	$323,471,000	$249,363,000	$(83,887,000)	$488,947,000

	March 31, 2012
	Rotating	Undercar
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated

Current assets	$115,451,000	$81,778,000	$(28,998,000)	$168,231,000
Non-current assets	179,167,000	186,896,000	(32,396,000)	333,667,000
Total assets	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000
Current liabilities	$72,987,000	$126,430,000	$(28,998,000)	$170,419,000
Non-current liabilities	85,201,000	200,112,000	(27,453,000)	257,860,000
Total liabilities	158,188,000	326,542,000	(56,451,000)	428,279,000
Equity (deficit)	136,430,000	(57,868,000)	(4,943,000)	73,619,000
Total liabilities and equity	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000

	Six months ended September 30, 2012
	Rotating	Undercar
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$340,000	$(14,883,000)	$-	$(14,543,000)
Net cash used in investing activities	(1,437,000)	(445,000)	-	(1,882,000)
Net cash provided by (used in) financing activities	23,022,000	(6,871,000)		16,151,000
Effect of exchange rate changes on cash	(15,000)	-		(15,000)
Cash — Beginning of period	32,379,000	238,000		32,617,000
Cash — End of period	31,921,000	407,000	-	32,328,000
Additional selected financial data
Depreciation and amortization	$1,438,000	$1,290,000	$-	$2,728,000
Capital expenditures	1,415,000	445,000	-	1,860,000

	Six months ended September 30, 2011
	Rotating	Undercar
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$4,076,000	$(49,310,000)	$-	$(45,234,000)
Net cash used in investing activities	(625,000)	(74,000)	-	(699,000)
Net cash provided by financing activities	36,708,000	8,099,000	-	44,807,000
Effect of exchange rate changes on cash	(154,000)	-	-	(154,000)
Cash — Beginning of period	2,477,000	-	-	2,477,000
Cash — End of period	857,000	340,000	-	1,197,000
Additional selected financial data
Depreciation and amortization	$1,777,000	$1,877,000	$-	$3,654,000
Capital expenditures	604,000	74,000	-	678,000

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

Pursuant to the Registration Rights Agreement, the Company has agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in the Company’s payment to the purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement has yet to be declared effective and the Company began accruing liquidated damages starting on August 25, 2012. Liquidated damages may be settled either in cash or, at the option of the purchaser, in shares of the Company’s common stock. As of September 30, 2012, the Company had accrued $150,000 for the settlement of these liquidated damages.

16. Subsequent Events

Equity Transaction

In December, 2012, the Company entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with Mel Marks, the Company’s founder, a member of the board of directors of the Company and consultant to the Company, and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks (the “Shareholders”), which, among other things, provides the Shareholders with the option to sell up to $300,000 of the Company’s common stock held by the Shareholders (the “Shares”), on or prior to February 28, 2013, at a purchase price that is 10% below the average daily closing price per share of the Company’s common stock for the five consecutive trading days immediately preceding the date of the notice of sale.

In connection with the Stock Repurchase Agreement, the Company entered into a fourth amendment to the Parent Company Financing Agreement (the “Fourth Amendment”), which, among other things, permitted the Company to repurchase the Shares pursuant to the Stock Repurchase Agreement.

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

We have two reportable segments, our existing product lines were included under the rotating electrical and the product lines from our FAPL acquisition were included under the undercar product line, based on the way we manage, evaluate and internally report our business activities.

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

Undercar Product Line Turnaround Plan

Our top turnaround priority continues to be improvement of the financial performance of our undercar product line business to position it for sustained profitability and growth in the long-term. At the same time we are focused on maintaining strong liquidity and bringing the level of customer service in our undercar business to the excellent level of customer service we had achieved and strive to maintain in our rotating electrical business. We have been systematically and aggressively implementing our undercar product line turnaround plan since acquisition with our initial goal to enhance customer service followed by our plan to streamline the operations, with a goal of achieving profitability and positive cash flow for the undercar business. This turnaround plan is built on the following elements: upgrading customer service levels; focusing on product excellence; discontinuing certain product offerings; improving manufacturing and logistics productivity; and implementing cost savings throughout the operating model.

Customer Service Levels. We have made certain inventory purchases above our normal cost in order to expedite improving customer service levels. This initiative has resulted in significant improvements in our customers’ order fill rates. As a result, we had to increase our inventory levels by approximately $27 million in the aggregate from May 2011 through the quarter ended December 31, 2011. These inventory levels declined in the quarter ended September 30, 2012 to below the May 2011 levels. We expect these inventory levels to decrease as we continue to normalize our operations.

Product Excellence. We continue to place significant attention on improving product excellence in our undercar product line business. We have implemented a personnel training program at Fenco’s facilities in Monterrey, Mexico and have also implemented new quality control systems including new end of line testing at all of our production facilities. Throughout our system we have engaged third party labs to test purchased products.

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

During the second quarter of fiscal 2013, we discontinued supplying our products to a major non-profitable customer of this segment. The net sales to this customer represented approximately 31.0% for six months ended September 30, 2012 and 20.8% for the year ended March 31, 2012 from the date of acquisition on May 6, 2011, of net sales for this segment. We have no further obligation to accept additional product returns from this customer. As our ongoing commitment to excellence in customer service, we have continued to support this customer through this transition during the third quarter of fiscal 2013.  In accordance with our net-of-core revenue recognition policy, we expect to record revenue from the sale of these Remanufactured Cores which were previously recorded as a customer core returns accrual and the related long-term core inventory in the consolidated balance sheet.

In addition, during fiscal 2013, we reached an agreement with one of our third-party logistics service providers located in Pennsylvania to terminate its services provided to the undercar product line segment effective November 5, 2012. Among other things, this agreement requires us to (i) pay all invoice amounts and other invoices for services rendered up to and the date of actual vacating of the premises and (ii) pay a termination fee of approximately $1,402,000. In addition, we agreed to pay $95,000 per month all-inclusive rental fee to use the property for period not to exceed eight months from the termination date.

To improve Fenco’s liquidity, in August 2012, Fenco entered into a second amendment to the Fenco Credit Agreement which, among other things, amended the maximum amount of the revolving facility to (i) $55,000,000 for the period up to and including December 31, 2012 and (ii) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014. In August 2012, we entered into a revolving credit agreement with the Supplier and Fenco pursuant to which the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate principal amount not to exceed $22,000,000, of which $2,000,000 will only be available for accrued interest and other amounts payable. We have negotiated payment plans for our accounts payable with the majority of Fenco’s suppliers and vendors, of which approximately $39,000,000 was past due at November 28, 2012.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data by segment for the periods indicated:

	Rotating	Undercar
Three months ended September 30,	Electrical	Product Line	Consolidated
2012
Gross profit (loss) percentage	34.9%	(6.3)%	15.0%
Cash flow provided by (used in) operations	$10,946,000	$(8,730,000)	$2,216,000
Finished goods turnover (annualized) (1)	7.4	5.4	6.0
Annualized return on equity (2)	-	-	(48.5)%

2011
Gross profit (loss) percentage	32.4%	(0.5)%	13.9%
Cash flow used in operations	$(762,000)	$(17,635,000)	$(18,397,000)
Finished goods turnover (annualized) (1)	5.7	4.2	4.6
Annualized return on equity (2)	-	-	(18.6)%
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

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the three months ended September 30, 2012 and 2011:

	Rotating	Undercar
Three months ended September 30,	Electrical	Product Line	Eliminations	Consolidated

2012
Net sales to external customers	$57,652,000	$53,980,000	$-	$111,632,000
Cost of goods sold	37,556,000	57,355,000	-	94,911,000
Gross profit (loss)	20,096,000	(3,375,000)	-	(16,721,000)
Cost of goods sold as a percentage of net sales	65.1%	106.3%	-	85.0%
Gross profit (loss) percentage	34.9%	(6.3)%	-	15.0%

2011
Net sales	$45,737,000	$61,879,000	$-	$107,616,000
Intersegment revenue, net of cost	836,000	-	(836,000)	-
Cost of goods sold	31,482,000	62,217,000	(1,062,000)	92,637,000
Gross profit (loss)	15,091,000	(338,000)	226,000	14,979,000
Cost of goods sold as a percentage of net sales	67.6%	100.5%	-	86.1%
Gross profit (loss) percentage	32.4%	(0.5)%	-	13.9%

Net Sales. Our consolidated net sales for the three months ended September 30, 2012 increased by $4,016,000, or 3.7%, to $111,632,000 compared to consolidated net sales for the three months ended September 30, 2011 of $107,616,000.

•	Rotating electrical product line

The net sales in our rotating electrical product line segment increased by $11,915,000 or 26.1%, to $57,652,000 for the three months ended September 30, 2012 compared to net sales of $45,737,000 for the three months ended September 30, 2011. The increase in net sales in our rotating electrical product line segment was due primarily to increased sales to our existing customers and to a lesser extent increased sales to new customers.

•	Undercar product line

The net sales in our undercar product line segment decreased by $7,899,000 or 12.8%, to $53,980,000 for the three months ended September 30, 2012 compared to net sales of $61,879,000 for the three months ended September 30, 2011. This decrease in net sales in our undercar product line segment was due primarily to the discontinuation of certain unprofitable product lines and customers subsequent to September 30, 2011 as part of our undercar product line turnaround plan.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of consolidated net sales decreased during the three months ended September 30, 2012 to 85.0% from 86.1% for the three months ended September 30, 2011, resulting in a corresponding increase in our consolidated gross profit percentage of 1.1% to 15.0% for the three months ended September 30, 2012 from 13.9% for the three months ended September 30, 2011.

•	Rotating electrical product line

The gross profit percentage in our rotating electrical product line increased to 34.9% from 32.4% during the three months ended September 30, 2011, which reflects lower per unit manufacturing costs.

•	Undercar product line

The gross profit percentage in our undercar product line was negative 6.3% and 0.5% for the three months ended September 30, 2012 and 2011, respectively, representing a gross loss of $3,375,000 and $338,000 for the same periods. Our gross loss in our undercar product line for the three months ended September 30, 2012 was primarily impacted by higher production, warehousing and distribution costs. Higher production, warehousing and distribution costs were due to the increase in under-absorption of manufacturing overhead resulting from lower production levels.

In addition, our gross loss in our undercar product line during the three months ended September 30, 2012 was further impacted by (i) termination fees of $1,402,000 related to an agreement to terminate services with one of our third-party logistics service providers, (ii) severance costs included in cost of sales related to the production workforce of $1,272,000, (iii) contractual customer penalties of $817,000, (iv) losses of $795,000 related to certain unprofitable product lines we stopped selling and supporting in December 2011, (v) vendor support allowance for a certain product line of $500,000, and (vi) premium freight cost of $80,000 in order to improve our fill rates and ability to service our customers.

Operating Expenses

The following table summarizes operating expenses by segment for the three months ended September 30, 2012 and 2011:

	Rotating	Undercar
Three months ended September 30,	Electrical	Product Line	Eliminations	Consolidated

2012
General and administrative	$4,392,000	$6,801,000	$-	$11,193,000
Sales and marketing	1,724,000	2,180,000	-	3,904,000
Research and development	461,000	-	-	461,000

Percent of net sales

General and administrative	7.6%	12.6%	-	10.0%
Sales and marketing	3.0%	4.0%	-	3.5%
Research and development	0.8%	-	-	0.4%

2011
General and administrative	$7,004,000	$4,305,000	$-	$11,309,000
Sales and marketing	1,897,000	1,300,000	-	3,197,000
Research and development	401,000	-	-	401,000
Acquisition costs	309,000	-	-	309,000

Percent of net sales

General and administrative	15.3%	7.0%	-	10.5%
Sales and marketing	4.1%	2.1%	-	3.0%
Research and development	0.9%	-	-	0.4%
Acquisition costs	0.7%	-	-	0.3%

General and Administrative. Our consolidated general and administrative expenses for the three months ended September 30, 2012 were $11,193,000, which represents a decrease of $116,000, or 1.0%, from general and administrative expenses for the three months ended September 30, 2011 of $11,309,000. The decrease of $2,612,000 in general and administrative expenses for our rotating electrical business during the three months ended September 30, 2012 was primarily due to (i) a gain of $431,000 recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a loss of $1,799,000 recorded during the three months ended September 30, 2011 and (ii) $848,000 of decreased professional services and travel incurred in connection with our Fenco operations. These decreases were partly offset by $481,000 of increased general and administrative expenses at our offshore locations. The increase of $2,496,000 in general and administrative expenses for our undercar product line during the three months ended September 30, 2012 was primarily attributable to (i) $1,429,000 of severance, (ii) $1,292,000 of increased professional services fees and other consulting fees, (iii) $497,000 of increased audit fees, and (iv) $286,000 of increased bank charges. These increases in general and administrative expenses were partly offset by lower employee related expenses due to the reduction in workforce.

Sales and Marketing. Our consolidated sales and marketing expenses for the three months ended September 30, 2012 increased $707,000, or 22.1%, to $3,904,000 from $3,197,000 for the three months ended September 30, 2011. The decrease of $173,000 for our rotating electrical business was due primarily to (i) $96,000 of decreased travel incurred in connection with our Fenco operations and (ii) $45,000 of decreased trade shows expense. The increase of $880,000 in sales and marketing expenses for our undercar product line during the three months ended September 30, 2012 was primarily due to (i) $747,000 of severance and (ii) $283,000 of increased travel expenses. These increases were partly offset by a decrease of $140,000 in sales commissions and agent fees.

Research and Development. Our consolidated research and development expenses increased by $60,000, or 15.0%, to $461,000 for the three months ended September 30, 2012 from $401,000 for the three months ended September 30, 2011. The increase in research and development expenses was due primarily to an increase of $31,000 of employee-related expenses and $27,000 of increased supplies for our rotating electrical business during the three months ended September 30, 2012.

Acquisition Costs. We incurred $309,000 of legal and professional fees in connection with the Fenco acquisition during the three months ended September 30, 2011.

Interest Expense

Interest Expense. Reflecting our increased leverage as a result of the acquisition of Fenco and the increase in the size of our business, net consolidated interest expense for the three months ended September 30, 2012 increased $2,773,000, or 81.8%, to $6,162,000 from $3,389,000 for the three months ended September 30, 2011. This increase in net interest expense was attributable to increased outstanding loan balances and higher interest rates incurred primarily by the rotating electrical product line segment during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.

Provision for Income Taxes

Income Tax. Our income tax expense was $3,934,000 and $1,813,000 during the three months ended September 30, 2012 and 2011, respectively. This was primarily due to the federal and state income tax provision on pretax income in the U.S. and not recognizing income tax benefits related to the net losses of Fenco’s Canadian operations during the period due to the recoverability of these tax benefits not being deemed by us to be more likely than not to be realized.  The income tax expenses, excluding the net losses of Fenco’s Canadian operations, reflect income tax rates of 37.6% and 36.2% for the three months ended September 30, 2012 and 2011, respectively. The income tax rates were higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in other foreign taxing jurisdictions.

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

Results of Operations for the Six Months Ended September 30, 2012 and 2011

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The acquisition of Fenco on May 6, 2011 has had a significant impact on the comparability of results as discussed below.

The following table summarizes certain key operating data by segment for the periods indicated:

	Rotating	Undercar
Six months ended September 30,	Electrical	Product Line	Consolidated
2012
Gross profit (loss) percentage	33.4%	(6.3)%	14.4%
Cash flow provided by (used in) operations	$340,000	$(14,883,000)	$(14,543,000)
Finished goods turnover (annualized) (1)	7.2	4.4	5.2
Annualized return on equity (2)	-	-	(51.1)%

2011
Gross profit (loss) percentage	32.2%	(6.2)%	12.4%
Cash flow provided by (used in) operations	$4,076,000	$(49,310,000)	$(45,234,000)
Finished goods turnover (annualized) (1)	5.8	4.4	4.8
Annualized return on equity (2)	-	-	(29.9)%
____________
(1)
Annualized finished goods turnover for the rotating electrical segment for the six months ended September 30, 2012 and 2011 and for the undercar product line for the six months ended September 30, 2012 is calculated by multiplying segment cost of sales for each six month period by 2 and dividing the result by the average between each respective segment’s beginning and ending non-core finished goods inventory values for the six month period. Annualized finished goods turnover for the undercar product line for the six months ended September 30, 2011 is calculated by multiplying segment cost of sales for the period by 2.4 and dividing the result by the average between beginning and ending segment non-core finished goods inventory values for the period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)
Annualized return on equity is computed as net income for the rotating electrical segment for the six month period multiplied by 2 plus net loss for the undercar product line segment for the period since acquisition multiplied by 2.4 and dividing the result by beginning consolidated shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the six months ended September 30, 2012 and 2011:

	Rotating	Undercar
Six months ended September 30,	Electrical	Product Line	Eliminations	Consolidated

2012
Net sales to external customers	$104,451,000	$96,204,000	$-	$200,655,000
Cost of goods sold	69,536,000	102,284,000	-	171,820,000
Gross profit (loss)	34,915,000	(6,080,000)	-	28,835,000
Cost of goods sold as a percentage of net sales	66.6%	106.3%	-	85.6%
Gross profit (loss) percentage	33.4%	(6.3)%	-	14.4%

2011
Net sales	$84,753,000	$93,373,000	$-	$178,126,000
Intersegment revenue, net of cost	1,612,000	-	(1,612,000)	-
Cost of goods sold	58,518,000	99,208,000	(1,612,000)	156,114,000
Gross profit (loss)	27,847,000	(5,835,000)	-	22,012,000
Cost of goods sold as a percentage of net sales	67.8%	106.2%	-	87.6%
Gross profit (loss) percentage	32.2%	(6.2)%	-	12.4%

Net Sales. Our consolidated net sales for the six months ended September 30, 2012 increased by $22,529,000, or 12.6%, to $200,655,000 compared to consolidated net sales for the six months ended September 30, 2011 of $178,126,000.

•	Rotating electrical product line

The net sales in our rotating electrical product line segment increased by $19,698,000 or 23.2%, to $104,451,000 for the six months ended September 30, 2012 compared to net sales of $84,753,000 for the six months ended September 30, 2011.  The increase in net sales in our rotating electrical product line segment was due primarily to increased sales to our existing customers and to a lesser extent increased sales to new customers.

•	Undercar product line

The net sales in our undercar product line segment increased by $2,831,000 or 3.0%, to $96,204,000 for the six months ended September 30, 2012 compared to net sales of $93,373,000 for the six months ended September 30, 2011. This increase in net sales in our undercar product line segment was due primarily to the full period impact of our May 6, 2011 acquisition of Fenco, partly offset by the discontinuation of certain unprofitable product lines and customers subsequent to September 30, 2011 as part of our undercar product line turnaround plan.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of consolidated net sales decreased during the six months ended September 30, 2012 to 85.6% from 87.6% for the six months ended September 30, 2011, resulting in a corresponding increase in our consolidated gross profit percentage of 2.0% to 14.4% for the six months ended September 30, 2012 from 12.4% for the six months ended September 30, 2011.

•	Rotating electrical product line

The gross profit percentage in our rotating electrical product line increased to 33.4% from 32.2% during the six months ended September 30, 2011. Our increased gross profit percentage in our rotating electrical product line for the six months ended September 30, 2012 is a result of lower per unit manufacturing costs, partially offset by $1,665,000 of marketing and certain other allowances made in connection with the purchase of inventory from a new customer we acquired in the first quarter of fiscal 2013.

•	Undercar product line

The gross profit percentage in our undercar product line was negative 6.3% and 6.2% for the six months ended September 30, 2012 and 2011, respectively, representing a negative gross profit of $6,080,000 and $5,835,000 for the same periods. Our gross profit in our undercar product line for the six months ended September 30, 2012 was primarily impacted by higher production, warehousing and distribution costs. Higher production, warehousing and distribution costs were due to the increase in under-absorption of manufacturing overhead resulting from lower production levels.

In addition, our gross profit in our undercar product line during the six months ended September 30, 2012 was further impacted by (i) contractual customer penalties of $1,882,000, (ii) losses of $1,506,000 related to certain unprofitable product lines we stopped selling and supporting in December 2011, (iii) termination fees of $1,402,000 related to an agreement to terminate services with one of our third-party logistics service providers, (iv) severance costs related to our production workforce of $1,272,000, (v) vendor support allowance of $1,145,000, (vi) allowance to a customer of $355,000 in connection with a return of certain products, and (vii) premium freight cost of $125,000 in order to improve our fill rates and ability to service our customers.

Operating Expenses

The following table summarizes operating expenses by segment for the six months ended September 30, 2012 and 2011:

	Rotating	Undercar
Six months ended September 30,	Electrical	Product Line	Eliminations	Consolidated

2012
General and administrative	$10,306,000	$12,451,000	$-	$22,757,000
Sales and marketing	3,496,000	3,947,000	-	7,443,000
Research and development	897,000	-	-	897,000

Percent of net sales

General and administrative	9.9%	12.9%	-	11.3%
Sales and marketing	3.3%	4.1%	-	3.7%
Research and development	0.9%	-	-	0.4%

2011
General and administrative	$12,314,000	$7,304,000	$-	$19,618,000
Sales and marketing	3,731,000	1,919,000	-	5,650,000
Research and development	817,000	-	-	817,000
Acquisition costs	713,000	-	-	713,000

Percent of net sales

General and administrative	14.5%	7.8%	-	11.0%
Sales and marketing	4.4%	2.1%	-	3.2%
Research and development	1.0%	-	-	0.5%
Acquisition costs	0.8%	-	-	0.4%

General and Administrative. Our consolidated general and administrative expenses for the six months ended September 30, 2012 were $22,757,000, which represents an increase of $3,139,000, or 16.0%, from general and administrative expenses for the six months ended September 30, 2011 of $19,618,000. The decrease of $2,008,000 in general and administrative expenses for our rotating electrical business during the six months ended September 30, 2012 was primarily due to (i) a gain of $340,000 recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a loss of $1,887,000 recorded during the six months ended September 30, 2011 and (ii) $1,156,000 of decreased professional services and travel incurred in connection with our Fenco operations. These decreases were partly offset by (i) $535,000 of increased audit fees, (ii) $393,000 of increased general and administrative expenses at our offshore locations, and (iii) $360,000 of increased legal expense. The increase of $5,147,000 in general and administrative expenses for our undercar product line during the six months ended September 30, 2012 was primarily attributable to (i) $3,182,000 of increased professional services fees and other consulting fees, (ii) $1,429,000 of severance, and (iii) $1,003,000 of increased audit fees. These increases in general and administrative expenses were partly offset by lower employee related expenses due to reduction in workforce.

Sales and Marketing. Our consolidated sales and marketing expenses for the six months ended September 30, 2012 increased $1,793,000, or 31.7%, to $7,443,000 from $5,650,000 for the six months ended September 30, 2011. The decrease of $235,000 for our rotating electrical business was due primarily to (i) $127,000 of decreased travel incurred in connection with our Fenco operations, (ii) $44,000 of decreased trade shows expense, (iii) $38,000 of decreased advertising expense, and (iv) $28,000 of decreased employee-related expenses. The increase of $2,028,000 in sales and marketing expenses for our undercar product line during the six months ended September 30, 2012 was primarily due to (i) $747,000 of severance, (ii) $655,000 of increased travel expenses, and (iii) $578,000 of increased advertising expense.

Research and Development. Our consolidated research and development expenses increased by $80,000, or 9.8%, to $897,000 for the six months ended September 30, 2012 from $817,000 for the six months ended September 30, 2011. The increase in research and development expenses for our rotating electrical business was due primarily to an increase of $60,000 of employee-related expenses and $35,000 of increased supplies expense during the six months ended September 30, 2012, partly offset by $25,000 of decreased travel.

Acquisition Costs. We incurred $713,000 of legal and professional fees in connection with the Fenco acquisition during the six months ended September 30, 2011.

Interest Expense

Interest Expense. Reflecting our increased leverage as a result of the acquisition of Fenco and the increase in the size of our business, net consolidated interest expense for the six months ended September 30, 2012 increased $5,943,000, or 112.1%, to $11,246,000 from $5,303,000 for the six months ended September 30, 2011. This increase in net interest expense was attributable to (i) increased outstanding loan balances and higher interest rates incurred primarily by the rotating electrical product line segment during the six months ended September 30, 2012 as compared to the six months ended September 30, 2011, (ii) the full period impact of interest expense incurred on the outstanding loan balances by the undercar product line business since our acquisition on May 6, 2011, and (iii) increased discount on factored receivables due to a higher balance of receivables were discounted during the six months ended September 30, 2012.

Provision for Income Taxes

Income Tax. Our income tax expense was $5,287,000 and $3,655,000 during the six months ended September 30, 2012 and 2011, respectively. This was primarily due to the federal and state income tax provision on pretax income in the U.S. and not recognizing income tax benefits related to the net losses of Fenco’s Canadian operations during the period due to the recoverability of these tax benefits not being deemed by us to be more likely than not to be realized. The income tax expenses, excluding the net losses of Fenco’s Canadian operations, reflect income tax rates of 37.7% and 40.1% for the six months ended September 30, 2012 and 2011, respectively. The income tax rates were higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in other foreign taxing jurisdictions.

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

Liquidity and Capital Resources

The Company remanufactures, manufactures, and distributes automobile parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers.

Overview

At September 30, 2012, we had negative working capital of $14,255,000, a ratio of current assets to current liabilities of 0.9:1, and cash of $32,328,000, compared to negative working capital of $2,188,000, a ratio of current assets to current liabilities of 1:1, and cash of $32,617,000 at March 31, 2012.

In accordance with our core accounting policies, we classify all of our core inventories as long-term assets and the portion of core liability related to the core inventory purchased and on the shelves of our customers, are recorded as long-term liabilities. These accounts are therefore excluded from the working capital and current ratio calculations. We do not recognize revenue or the related cost of sales from the sale of Remanufactured Cores; however, we do invoice and collect for the core value. These accounts receivable amounts are classified as short-term assets. In addition, upon the sale of a Remanufactured Core, a core liability is created to record the obligation to provide our customer with a credit upon the return of a like core by the customer. Since the return of a core is based on the sale of a remanufactured automobile part to an end user of our customer, the offset to this core liability generated by its return to us by our customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term. The long-term core inventory as of September 30, 2012 was $192,902,000 compared to $194,406,000 at March 31, 2012. The long-term core liability as of September 30, 2012 was $102,445,000 compared to $113,702,000 at March 31, 2012.

During the six months ended September 30, 2012, we used cash generated from the use of our receivable discount programs with certain of our major customers, from the private placement of our common stock, and our loans as our primary sources of liquidity. These sources were primarily used to pay down our accounts payable balances, enhance the integration of our Fenco acquisition, and pay for the capital expenditure obligations.

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

Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in our payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, we initially filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement has yet to be declared effective and we began accruing liquidated damages starting on August 25, 2012. Liquidated damages may be settled either in cash or, at the option of the purchaser, in shares of our common stock. As of September 30, 2012, we had accrued $150,000 for the settlement of these liquidated damages.

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

In connection with the Second Amendment, we issued the Cerberus Warrant to Cerberus Business Finance, LLC. Pursuant to the Cerberus Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of our common stock for an initial exercise price of $17.00 per share for a period of five years. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. As a result of the issuance of the Supplier Warrant in August 2012 at an initial exercise price of $7.75 per share, the exercise price of the Cerberus Warrant was reduced to $7.75 per share. As the exercise price of the Cerberus Warrant was reduced, the number of shares of our common stock that may be purchased upon the exercise of the Cerberus Warrant was increased to 219,355 so that the aggregate exercise price of the Cerberus Warrant after the adjustment is the same as the aggregate exercise price prior to the adjustment. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $607,000 at May 24, 2012 and $357,000 at September 30, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at September 30, 2012. During the three and six months ended September 30, 2012, a gain of $260,000 and $250,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

In August 2012, we entered into the Third Amendment to the Parent Company Financing Agreement which, among other things, (i) permitted us to enter into the Fenco Credit Line, (ii) to make additional investments in Fenco in an aggregate amount outstanding not to exceed $20,000,000 at any time, (iii) added additional reporting requirements regarding financial reports and material notices under the Fenco Credit Line, and (iv) removed the Second Amendment requirement that we maintain cash and cash equivalents of up to $10,000,000.

In August 2012, Fenco entered into the Fenco Second Amendment with the Fenco lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the revolving facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the term loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, with the remaining unpaid principal amount being due on the final maturity date, (iv) provided for certain mandatory prepayments of the term loan, and (v) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco revolving credit facility, and maximum capital expenditures.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

In August 2012, we entered into the Agreement with the Supplier and Fenco. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate principal amount not to exceed $22,000,000 under the Fenco Credit Line, of which $2,000,000 will only be available for accrued interest and other amounts payable under the Obligations. Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that Fenco on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components from the Supplier. After July 1, 2014, the Supplier has the right to settle up to $8,000,000 under the Receivable Sale Option of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. The Obligations under the Agreement are guaranteed by us and certain of our subsidiaries. As of September 30, 2012, we had approximately $17,000,000 outstanding under the Fenco Credit Line.

In connection with this Agreement, we also issued the Supplier Warrant to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. We are obligated to issue no more than an aggregate of 1,032,258 shares of our common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to our obligations under the Parent Company Financing Agreement. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $1,018,000 at August 22, 2012, and $1,211,000 at September 30, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at September 30, 2012. During the three and six months ended September 30, 2012, a loss of $193,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

We believe our cash on hand, short-term investments, use of receivable discount programs with certain of our major customers, amounts available under our credit agreements, and amounts available under the Fenco Credit Line are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months. However, our ability to continue to meet such liquidity needs is subject to and will be affected by cash utilized in operations, including our undercar product line turnaround plan, continued general economic conditions, uncertain industry conditions, and the financial condition of our customers and suppliers.

Cash Flows

Net cash used in operating activities was $14,543,000 and $45,234,000 for the six months ended September 30, 2012 and 2011, respectively. The rotating electrical segment provided cash from operations of $340,000 during the six months ended September 30, 2012 compared to $4,076,000 during the six months ended September 30, 2011. The changes in operating activities for the rotating electrical segment were due primarily to the pay-down of accounts payable balances incurred in connection with the inventory provided to Fenco in fiscal 2012 and a decrease in accounts receivable balances. The undercar product line segment used cash from operations of $14,883,000 and $49,310,000 during the six months ended September 30, 2012 and 2011, respectively. The most significant changes in our undercar product line segment were due primarily to decreases in non-core inventory, core inventory, and customer core return accrual during the six months ended September 30, 2012 compared to increases in the same period of the prior year.

Net cash used in investing activities was $1,882,000 and $699,000 during the six months ended September 30, 2012 and 2011, respectively. Our capital expenditures for our rotating electrical segment for the six months ended September 30, 2012 and 2011 was $1,415,000 and $604,000, respectively, primarily related to the purchase of equipment for our manufacturing facilities. Our capital expenditures for our undercar product line segment for the six months ended September 30, 2012 and 2011 was $445,000 and $74,000, respectively, primarily related to the conversion of Fenco’s financial and operating systems to the applications used at our corporate headquarters in Torrance, California, and purchase of equipment for Fenco manufacturing facilities.

Net cash provided by financing activities was $16,151,000 and $44,807,000 for the six months ended September 30, 2012 and 2011, respectively. The rotating electrical segment provided net cash from financing activities of $23,022,000 and $36,708,000 during the six months ended September 30, 2012 and 2011, respectively. This decrease was due to decreased borrowings compared to the prior year partly offset by the net proceeds received from our private placement during the six months ended September 30, 2012. The net cash provided by financing activities was used primarily to finance Fenco. The undercar product line segment used net cash from financing activities of $6,871,000 due primarily to the repayment of amounts outstanding under the Fenco Revolving Facility during the six months ended September 30, 2012 compared to borrowing $10,000,000 under the Fenco Term Loan during the six months ended September 30, 2011.

Capital Resources

Debt

We have the following outstanding credit agreements.

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

In August 2012, we entered into a Third Amendment and waiver to the Parent Company Financing Agreement which, among other things, (i) permitted us to enter into the Fenco Credit Line, (ii) to make additional investments in Fenco in an aggregate amount not to exceed $20,000,000 at any time outstanding, (iii) added additional reporting requirements regarding financial reports and material notices under the Fenco Credit Line, and (iv) removed the Second Amendment requirement that we maintain cash and cash equivalents of up to $10,000,000.

The Parent Company Financing Agreement, as amended, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated EBITDA. We were in compliance with all financial covenants and reporting requirements under the Parent Company Financing Agreement, as amended, as of September 30, 2012.

The following table summarizes the financial covenants required under the Parent Company Financing Agreement as of September 30, 2012:

	Calculation as of September 30, 2012	Financial covenants required per the Parent Company Financing Agreement

Maximum senior leverage ratio	2.19	3.40
Minimum fixed charge coverage ratio	1.53	1.10
Minimum consolidated EBITDA	$38,883,000	$26,500,000

There was no outstanding balance on the Parent Company Revolving Loans at September 30, 2012 and March 31, 2012. As of September 30, 2012, $16,955,000 was available under the Parent Company Revolving Loans. We had reserved $626,000 of the Parent Company Revolving Loans for standby letters of credit for workers’ compensation insurance and $2,200,000 for commercial letters of credit as of September 30, 2012.

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

In August 2012, Fenco entered into a Second Amendment to the Fenco Credit Agreement with the Fenco Lenders which, among other things, (i) extended the maturity date to October 6, 2014, (ii) amended the maximum amount of the Fenco Revolving Facility to (y) $55,000,000 for the period up to and including December 31, 2012 and (z) $50,000,000 for the period on or after January 1, 2013 through October 6, 2014, (iii) replaced the repayment schedule and the amounts for the Fenco Term Loan to require quarterly principal payments of $500,000 beginning on June 30, 2013 and increasing to $1,000,000 per quarter beginning December 31, 2013 through September 30, 2014, with the remaining unpaid principal amount being due on the final maturity date, (iv) provided for certain mandatory prepayments of the Fenco Term Loan, and (v) revised certain financial covenants regarding minimum EBITDA, minimum fixed charge coverage, unused borrowing availability under the Fenco Revolving Credit Facility, and maximum capital expenditures. The maturity dates may be accelerated upon the occurrence of an insolvency event or event of default under the Fenco Credit Agreement.

The outstanding balance on the Fenco Revolving Facility was $42,089,000 and $48,884,000 at September 30, 2012 and March 31, 2012, respectively. As of September 30, 2012, approximately $712,000 was reserved for standby commercial letters of credit and $264,000 was reserved for certain expenses. As of September 30, 2012, approximately $8,969,000 was available under the Fenco Revolving Facility. The Fenco Lenders hold a security interest in substantially all of the assets of the undercar product line segment.

The Fenco Borrowers may receive advances under the Fenco Revolving Facility by any one or more of the following options: (i) swingline advances in Canadian or US dollars; (ii) Canadian dollar prime-based loans; (iii) US dollar base rate loans; (iv) LIBOR loans; or (v) letters of credits.

The Fenco Term Loan bears interest at the LIBO rate plus an applicable margin. Outstanding advances under the Fenco Revolving Facility bear interest as follows:

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

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain a minimum EBITDA of not less than $600,000 for the period from September 1, 2012 to September 30, 2012. As of September 30, 2012, the Fenco Borrowers were in compliance with all financial covenants and reporting requirements under the Fenco Credit Agreement.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

Strategic Cooperation Agreement

In August 2012, we entered into the Agreement with the Supplier and Fenco. Under the terms of the Agreement, the Supplier agreed to provide the Fenco Credit Line in an aggregate amount not to exceed $22,000,000 of which $2,000,000 will only be available for accrued interest and other amounts payable. Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that Fenco on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to exercise the Receivable Sale Option under which the Supplier may settle up to $8,000,000 of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. The Obligations under the Agreement are guaranteed by us and certain of our subsidiaries. As of September 30, 2012, we had approximately $17,000,000 outstanding under the Fenco Credit Line.

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

The following is a summary of the receivable discount programs:

	Six Months Ended
	September 30,
	2012	2011

Receivables discounted	$157,335,000	$133,222,000
Weighted average days	316	312
Annualized weighted average discount rate	2.8%	2.9%
Amount of discount as interest expense	$3,824,000	$3,363,000

Off-Balance Sheet Arrangements

At September 30, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $1,860,000 for the six months ended September 30, 2012, which primarily related to the purchase of equipment for our manufacturing facilities and the conversion of Fenco’s financial and operating systems to the applications used at our corporate headquarters in Torrance, California. We expect our fiscal year 2013 capital expenditures to be in the range of $3,000,000 to $4,000,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2012.

Subsequent Events

Equity Transaction

In December, 2012, we entered into the Stock Repurchase Agreement with Mel Marks, our founder, a member of our board of directors and consultant, and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks, which, among other things, provides the Shareholders with the option to sell up to $300,000 of our common stock held by the Shareholders, on or prior to February 28, 2013, at a purchase price that is 10% below the average daily closing price per share of our common stock for the five consecutive trading days immediately preceding the date of the notice of sale.

In connection with the Stock Repurchase Agreement, we entered into the Fourth Amendment to the Parent Company Financing Agreement, which, among other things, permitted us to repurchase the Shares pursuant to the Stock Repurchase Agreement.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were not effective as of September 30, 2012, as the Company has not filed this report in a timely manner and has not remediated the material weakness in internal control over financial reporting described below under Changes in Internal Control Over Financial Reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the second quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

On May 6, 2011, MPA acquired Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts. For additional information regarding the acquisition, refer to Note 3 in the Notes to Consolidated Financial Statements included in our March 31, 2012 audited consolidated financial statements in our Annual Report on Form 10-K as of March 31, 2012 filed with the SEC on September 28, 2012 and, Management’s Discussion and Analysis of Financial Condition and Results of Operations, included in Item 2 of this Quarterly Report.

Since the acquisition of Fenco, we have been unable to timely file our Quarterly Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second, third and fourth quarters of our fiscal year 2012, and first and second quarters of our fiscal year 2013.  As a result, we concluded that our internal control over financial reporting was not effective because of the existence of a material weakness in our financial statement close process at Fenco. Specifically, systems required to segregate and account for transactions accurately were inadequate.  Also, the financial policies and procedures at Fenco did not provide for effective oversight and review of the reconciliation of accounts at month or quarter ends. Moreover, there is a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis, reconciliations and documentation of the application of U.S. GAAP to transactions.  As a result, Fenco was unable to complete the financial close process on a timely and accurate basis.

As a result of the material weakness, we commenced a review of the internal control over financial reporting at Fenco and began putting in place appropriate oversight and controls.  In fiscal year 2012, direct oversight by MPA management of Fenco accounting personnel was substantially increased.  Experienced accounting personnel were added to review core and other transactions, which improved the overall accounting skill set.  The core receiving and return transactions were integrated into our financial reporting process and additional core tracking procedures were implemented.  Controls over sales and purchasing transactions were improved to ensure their inclusion in the proper reporting period.  At the start of the third quarter of fiscal 2013, the Fenco financial and operating systems were converted to the applications used at MPA.  In conjunction with this system conversion, Fenco accounting was also centralized at MPA headquarters in Torrance, California.  These changes are expected to permit more timely reporting of consolidated financial results going forward.

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

Pursuant to the Registration Rights Agreement, we have agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events may result in our payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, we initially filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement has yet to be declared effective and we began accruing liquidated damages starting on August 25, 2012. Liquidated damages may be settled either in cash or, at the option of the purchaser, in shares of our common stock. As of September 30, 2012, we had accrued $150,000 for the settlement of these liquidated damages.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

Number	Description of Exhibit	Method of Filing
4.8	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.9	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.10	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

4.11	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

10.1	Stock Repurchase Agreement, dated as of December 3, 2012, by and among Motorcar Parts of America, Inc., Mel Marks and Melmarks Enterprises LLLP	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2012.

10.2
Fourth Amendment to Financing Agreement, dated as of December 3, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent.
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: December 18, 2012	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: December 18, 2012	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer