Form 10-Q
period 2012-12-31
MOTORCAR PARTS AMERICA INC
filed 2013-02-15
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2012

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

There were 14,551,854 shares of Common Stock outstanding at February 12, 2013.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2012	March 31, 2012
ASSETS	(Unaudited)
Current assets:
Cash	$25,070,000	$32,617,000
Short-term investments	383,000	342,000
Accounts receivable — net	5,171,000	20,036,000
Inventory— net	85,822,000	95,071,000
Inventory unreturned	14,127,000	9,819,000
Deferred income taxes	3,834,000	3,793,000
Prepaid expenses and other current assets	6,942,000	6,553,000
Total current assets	141,349,000	168,231,000
Plant and equipment — net	13,484,000	12,738,000
Long-term core inventory — net	160,862,000	194,406,000
Long-term core inventory deposits	27,610,000	26,939,000
Long-term deferred income taxes	2,151,000	1,857,000
Goodwill	68,356,000	68,356,000
Intangible assets — net	20,856,000	22,484,000
Other assets	7,974,000	6,887,000
TOTAL ASSETS	$442,642,000	$501,898,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$118,716,000	$126,100,000
Accrued liabilities	12,836,000	19,379,000
Customer finished goods returns accrual	30,164,000	21,695,000
Other current liabilities	2,493,000	2,331,000
Current portion of term loan	4,800,000	500,000
Current portion of capital lease obligations	287,000	414,000
Total current liabilities	169,296,000	170,419,000
Term loan, less current portion	89,428,000	84,500,000
Revolving loan	49,729,000	48,884,000
Deferred core revenue	10,357,000	9,775,000
Customer core returns accrual	49,739,000	113,702,000
Other liabilities	3,748,000	751,000
Capital lease obligations, less current portion	61,000	248,000
Total liabilities	372,358,000	428,279,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 14,526,717 and 12,533,821 shares issued; 14,493,197 and 12,519,421 outstanding at December 31, 2012 and March 31, 2012, respectively	145,000	125,000
Treasury stock, at cost, 33,520 and 14,400 shares of common stock at December 31, 2012 and March 31, 2012, respectively	(189,000)	(89,000)
Additional paid-in capital	115,355,000	98,627,000
Additional paid-in capital-warrant	-	1,879,000
Accumulated other comprehensive loss	(1,128,000)	(884,000)
Accumulated deficit	(43,899,000)	(26,039,000)
Total shareholders' equity	70,284,000	73,619,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$442,642,000	$501,898,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net sales	$116,275,000	$84,097,000	$316,930,000	$262,223,000
Cost of goods sold	92,232,000	85,678,000	264,052,000	241,792,000
Gross profit (loss)	24,043,000	(1,581,000)	52,878,000	20,431,000
Operating expenses:
General and administrative	12,779,000	10,155,000	35,536,000	29,773,000
Sales and marketing	2,687,000	3,369,000	10,130,000	9,019,000
Research and development	807,000	453,000	1,704,000	1,270,000
Impairment of plant and equipment	-	1,031,000	-	1,031,000
Acquisition costs	-	-	-	713,000
Total operating expenses	16,273,000	15,008,000	47,370,000	41,806,000
Operating income (loss)	7,770,000	(16,589,000)	5,508,000	(21,375,000)
Interest expense, net	5,889,000	3,262,000	17,135,000	8,565,000
Income (loss) before income tax expense	1,881,000	(19,851,000)	(11,627,000)	(29,940,000)
Income tax expense	946,000	1,976,000	6,233,000	5,631,000

Net income (loss)	$935,000	$(21,827,000)	$(17,860,000)	$(35,571,000)
Basic net income (loss) per share	$0.06	$(1.74)	$(1.25)	$(2.86)
Diluted net income (loss) per share	$0.06	$(1.74)	$(1.25)	$(2.86)
Weighted average number of shares outstanding:
Basic	14,463,782	12,517,269	14,283,080	12,417,292
Diluted	14,525,613	12,517,269	14,283,080	12,417,292

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Net income (loss)	$935,000	$(21,827,000)	$(17,860,000)	$(35,571,000)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	4,000	9,000	6,000	(17,000)
Foreign currency translation	104,000	(389,000)	(250,000)	(835,000)
Total other comprehensive income (loss), net of tax	108,000	(380,000)	(244,000)	(852,000)
Comprehensive income (loss)	$1,043,000	$(22,207,000)	$(18,104,000)	$(36,423,000)

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	December 31,
Cash flows from operating activities:	2012	2011
Net loss	$(17,860,000)	$(35,571,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,363,000	4,074,000
Amortization of intangible assets	1,628,000	1,464,000
Amortization of deferred financing costs	1,249,000	65,000
Amortization of finished goods inventory step-up valuation	-	5,598,000
Loss due to change in fair value of warrant liability	825,000	-
Provision for inventory reserves	1,154,000	804,000
Provision for customer payment discrepancies	1,096,000	114,000
Provision for doubtful accounts	357,000	(28,000)
Deferred income taxes	4,000	(313,000)
Share-based compensation expense	965,000	35,000
Impact of tax benefit on APIC pool from stock options exercised	15,000	84,000
Loss on disposal of assets	40,000	17,000
Impairment of plant and equipment	-	1,031,000
Changes in current assets and liabilities:
Accounts receivable	13,412,000	3,596,000
Inventory	10,517,000	(30,803,000)
Inventory unreturned	(4,308,000)	1,809,000
Prepaid expenses and other current assets	(795,000)	4,065,000
Other assets	(223,000)	(176,000)
Accounts payable and accrued liabilities	(14,073,000)	17,914,000
Customer finished goods returns accrual	8,469,000	(2,562,000)
Deferred core revenue	582,000	623,000
Long-term core inventory	31,122,000	(16,706,000)
Long-term core inventory deposits	(671,000)	(674,000)
Customer core returns accrual	(63,963,000)	541,000
Other liabilities	366,000	(349,000)
Net cash used in operating activities	(27,729,000)	(45,348,000)
Cash flows from investing activities:
Purchase of plant and equipment	(3,026,000)	(1,068,000)
Change in short term investments	(31,000)	(29,000)
Net cash used in investing activities	(3,057,000)	(1,097,000)
Cash flows from financing activities:
Borrowings under revolving loan	70,971,000	128,267,000
Repayments under revolving loan	(70,126,000)	(89,598,000)
Proceeds from term loan	10,000,000	10,000,000
Repayments of term loan	(250,000)	(1,500,000)
Deferred financing costs	(799,000)	-
Payments on capital lease obligations	(314,000)	(452,000)
Exercise of stock options	73,000	320,000
Excess tax benefit from employee stock options exercised	3,000	255,000
Impact of tax benefit on APIC pool from stock options exercised	(15,000)	(84,000)
Cash used to net share settle equity awards	(163,000)	-
Repurchase of common stock	(100,000)	-
Proceeds from issuance of common stock	15,005,000	1,000
Stock issuance costs	(1,034,000)	-
Net cash provided by financing activities	23,251,000	47,209,000
Effect of exchange rate changes on cash	(12,000)	(108,000)
Net increase (decrease) in cash	(7,547,000)	656,000
Cash — Beginning of period	32,617,000	2,477,000
Cash — End of period	$25,070,000	$3,133,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$17,105,000	$7,643,000
Income taxes	8,068,000	2,796,000
Non-cash investing and financing activities:
Common stock issued in business acquisition	$-	$4,946,000
Warrants issued in connection with debt	1,625,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2012
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2013. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2012, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on September 28, 2012.

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

2. Acquisition

On May 6, 2011, the Company purchased (i) all of the outstanding equity of FAPL, (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company now owns 100% of Fapco.

The unaudited pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The following historical financial information has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition, (ii) factually supportable, and (iii) with respect to statements of operations, expected to have a continuing impact on the combined results, including the amortization of the fair value of the identifiable intangible assets and the cost of goods sold impact related to the fair value step-up of inventory acquired. The unaudited pro forma information does not reflect any operating changes, associated cost savings or additional costs that the Company may achieve or incur with respect to the combined companies.

The unaudited pro forma financial information presented below for the nine months ended December 31, 2011 assumes the acquisition had occurred on April 1, 2011. Financial information presented below for the nine months ended December 31, 2012 represents actual results of operations for the period.

	Nine Months Ended
	December 31,
	2012	2011

Net sales	$316,930,000	$288,757,000
Operating income (loss)	5,508,000	(23,019,000)
Loss before income tax expense	(11,627,000)	(32,377,000)
Net loss	(17,860,000)	(38,215,000)
Basic net loss per share	$(1.25)	$(3.08)
Diluted net loss per share	$(1.25)	$(3.08)

3. Goodwill

The Company had $68,356,000 of goodwill in connection with its undercar product line segment as of December 31, 2012 and March 31, 2012. There were no changes to goodwill this quarter.

Based on the interim goodwill impairment analysis performed for September 30, 2012, the Company concluded that it was not more likely than not that the fair value of its undercar product line segment was less than its carrying amount. The Company did not identify any indicators of impairment at December 31, 2012 and concluded that goodwill was not impaired.

4. Intangible Assets

Rotating Electrical Product Line

The following is a summary of the intangible assets attributable to the Company’s rotating electrical product line segment subject to amortization at December 31, 2012 and March 31, 2012.

		December 31, 2012		March 31, 2012
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$318,000	$553,000	$262,000
Customer relationships	12 years	6,464,000	2,582,000	6,464,000	2,096,000
Non-compete agreements	4 years	257,000	198,000	257,000	160,000
Total	11 years	$7,274,000	$3,098,000	$7,274,000	$2,518,000

Undercar Product Line

The following is a summary of the undercar product line segment’s intangible assets subject to amortization at December 31, 2012 and March 31, 2012.

		December 31, 2012		March 31, 2012
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated A mortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	20 years	$11,159,000	$918,000	$11,159,000	$500,000
Customer relationships	10 years	7,680,000	1,267,000	7,680,000	691,000
Non-compete agreements	2 years	144,000	118,000	144,000	64,000
Total	16 years	$18,983,000	$2,303,000	$18,983,000	$1,255,000

Consolidated amortization expense for acquired intangible assets for the three and nine months ended December 31, 2012 and 2011 is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Amortization expense	$543,000	$495,000	$1,628,000	$1,464,000

The consolidated aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2013 - remaining 3 months	$544,000
2014	2,070,000
2015	1,996,000
2016	1,675,000
2017	1,592,000
Thereafter	12,979,000
Total	$20,856,000

5. Accounts Receivable — Net

Included in accounts receivable — net are significant offset accounts related to customer allowances earned, customer payment discrepancies, customer fill rate penalties, returned goods authorizations (“RGA”) issued for in-transit unit returns, estimated future credits to be provided for Used Cores returned by the customers and potential bad debts. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the open trade accounts receivable.

Accounts receivable — net is comprised of the following:

	December 31, 2012	March 31, 2012
Accounts receivable — trade (1)	$74,003,000	$83,937,000
Allowance for bad debts	(1,350,000)	(968,000)
Customer allowances earned (1)	(21,723,000)	(25,322,000)
Customer payment discrepancies	(1,850,000)	(280,000)
Customer fill rate penalties (1)	(7,938,000)	(7,827,000)
Customer returns RGA issued	(9,507,000)	(5,875,000)
Customer core returns accruals	(26,464,000)	(23,629,000)
Less: total accounts receivable offset accounts	(68,832,000)	(63,901,000)
Total accounts receivable — net	$5,171,000	$20,036,000

(1)           Amounts shown above as customer allowances earned and customer fill rate penalties include $9,072,000 and $7,827,000, respectively, at March 31, 2012 which have been reclassified from accounts receivable – trade to conform to the fiscal 2013 presentation.

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At December 31, 2012, the warranty return accrual of $4,795,000 on the credits issued for the returns received was included under the customer returns RGA issued in the above table of accounts receivable – net and the warranty return estimate of $7,969,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Balance at beginning of period	$10,258,000	$7,324,000	$9,023,000	$8,969,000
Charged to expense (1)	16,860,000	15,421,000	52,438,000	46,047,000
Amounts processed (1)	(14,354,000)	(15,180,000)	(48,697,000)	(47,451,000)
Balance at end of period	$12,764,000	$7,565,000	$12,764,000	$7,565,000

(1)           Amounts shown above as warranty claims processed and charged to expense for the three and nine months ended December 31, 2011 have been reclassified to conform to the current year presentation.

6. Inventory

Inventory is comprised of the following:

	December 31, 2012	March 31, 2012
Non-core inventory
Raw materials	$34,772,000	$31,560,000
Work-in-process	577,000	153,000
Finished goods	57,932,000	72,171,000
	93,281,000	103,884,000
Less allowance for excess and obsolete inventory	(7,459,000)	(8,813,000)
Total	$85,822,000	$95,071,000
Inventory unreturned	$14,127,000	$9,819,000
Long-term core inventory
Used cores held at the Company's facilities	$41,753,000	$47,206,000
Used cores expected to be returned by customers	5,816,000	5,542,000
Remanufactured cores held in finished goods	25,396,000	25,751,000
Remanufactured cores held at customers' locations	91,107,000	118,402,000
	164,072,000	196,901,000
Less allowance for excess and obsolete inventory	(3,210,000)	(2,495,000)
Total	$160,862,000	$194,406,000
Long-term core inventory deposits	$27,610,000	$26,939,000

7. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Sales	2012	2011	2012	2011
Customer A	37%	48%	37%	45%
Customer B	17%	11%	16%	9%
Customer C (1)	14%	12%	19%	13%

Accounts receivable - trade	December 31, 2012	March 31, 2012
Customer A	31%	31%
Customer B	5%	8%
Customer C (1)	9%	21%

(1)           The Company discontinued supplying its undercar products to customer C but has retained the rotating electrical product line sales to this customer. The percentage of net sales for this customer for the three and nine months ended December 31, 2012 excludes the recognition of approximately $50,783,000 in revenue from the reduction in the Company’s obligation to provide a credit for this major customer’s Remanufactured Cores.

The Company’s largest suppliers accounted for the following total percentage of raw materials purchases:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Significant supplier purchases	2012	2011	2012	2011
Supplier A	4%	7%	14%	11%

8. Debt

The Company has the following outstanding credit agreements.

Parent Company Credit Agreement

The Company has a financing agreement (the “Parent Company Financing Agreement”) with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “Parent Company Loans”). The Parent Company Loans consist of: (i) term loans aggregating $75,000,000 (the “Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Parent Company Revolving Loans,”). The Parent Company Loans mature on January 17, 2017. The lenders hold a security interest in substantially all of the assets of the Company’s rotating electrical segment. The Parent Company Financing Agreement only permits the Company to invest up to $20,000,000 in Fenco, which it has done as of December 31, 2012.

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

In December 2012, the Company entered into a fourth amendment to the Parent Company Financing Agreement (the “Fourth Amendment”), which, among other things, permitted the Company to repurchase shares pursuant to the stock repurchase agreement with Mel Marks, the Company’s founder, a member of the Board of Directors of the Company and consultant to the Company, and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks.

The Parent Company Financing Agreement, as amended, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants and reporting requirements under the Parent Company Financing Agreement, as amended, as of December 31, 2012.

There was no outstanding balance on the Parent Company Revolving Loans at December 31, 2012 and March 31, 2012. As of December 31, 2012, $15,137,000 was available under the Parent Company Revolving Loans. The Company had reserved $626,000 of the Parent Company Revolving Loans for standby letters of credit for workers’ compensation insurance and $2,178,000 for commercial letters of credit as of December 31, 2012.

In connection with the Second Amendment, the Company issued a warrant (the “Cerberus Warrant”) to Cerberus Business Finance, LLC. Pursuant to the Cerberus Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of the Company’s common stock for an initial exercise price of $17.00 per share for a period of five years. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. As a result of the issuance of the Supplier Warrant in August 2012 (as described below) at an initial exercise price of $7.75 per share, the exercise price of the Cerberus Warrant was reduced to $7.75 per share. As the exercise price of the Cerberus Warrant was reduced, the number of shares of the Company’s common stock that may be purchased upon the exercise of the Cerberus Warrant was increased to 219,355 so that the aggregate exercise price of the Cerberus Warrant after the adjustment is the same as the aggregate exercise price prior to the adjustment. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $607,000 at May 24, 2012 and $571,000 at December 31, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at December 31, 2012.During the three and nine months ended December 31, 2012, a loss of $214,000 and a gain of $36,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

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

The outstanding balance on the Fenco Revolving Facility was $49,729,000 and $48,884,000 at December 31, 2012 and March 31, 2012, respectively. As of December 31, 2012, approximately $712,000 was reserved for standby commercial letters of credit and $136,000 was reserved for certain expenses. In addition, $300,000 of this Fenco Revolving Facility was reserved for Canadian operations use. As of December 31, 2012, approximately $3,761,000 was available under the Fenco Revolving Facility. The Fenco Lenders hold a security interest in substantially all of the assets of the undercar product line segment.

The Fenco Borrowers may receive advances under the Fenco Revolving Facility by any one or more of the following options: (i) swingline advances in Canadian or US dollars; (ii) Canadian dollar prime-based loans; (iii) US dollar base rate loans; (iv) LIBOR loans; or (v) letters of credits.

The Fenco Term Loan bears interest at the LIBOR plus an applicable margin. Outstanding advances under the Revolving Facility bear interest as follows:

(i)	in respect of swingline advances in Canadian dollars and Canadian dollar prime-based loans, at the reference rate announced by the Royal Bank of Canada plus an applicable margin;
(ii)
in respect of swingline advances in US dollars and US dollar base rate loans, at a base rate (which shall be equal to the highest of (x) M&T Bank’s prime rate, (y) the Federal Funds Rate plus ½ of 1%, or (z) the one month LIBOR) plus an applicable margin;

(iii)	in respect of LIBOR loans, at the LIBOR plus an applicable margin.

The Fenco Credit Agreement, as amended, among other things, requires the Fenco Borrowers to maintain certain financial covenants. As of December 31, 2012, the Fenco Borrowers were in compliance with all financial covenants and reporting requirements under the Fenco Credit Agreement.

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

In connection with this Agreement, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. The Company is obligated to issue no more than an aggregate of 1,032,258 shares of its common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to the Company’s obligations under the Parent Company Financing Agreement. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $1,018,000 at August 22, 2012, and $1,879,000 at December 31, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at December 31, 2012. During the three and nine months ended December 31, 2012, a loss of $668,000 and $861,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

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

The following is a summary of the Company’s accounts receivable discount programs:

	Nine Months Ended
	December 31,
	2012	2011

Receivables discounted	$229,314,000	$197,019,000
Weighted average days	316	314
Annualized weighted average discount rate	2.8%	2.9%
Amount of discount as interest expense	$5,525,000	$4,984,000

10. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Net income (loss)	$935,000	$(21,827,000)	$(17,860,000)	$(35,571,000)
Basic shares	14,463,782	12,517,269	14,283,080	12,417,292
Effect of dilutive stock options and warrants	61,831	-	-	-
Diluted shares	14,525,613	12,517,269	14,283,080	12,417,292
Net income (loss) per share:
Basic	$0.06	$(1.74)	$(1.25)	$(2.86)
Diluted	$0.06	$(1.74)	$(1.25)	$(2.86)

The effect of dilutive options and warrants excludes (i) 1,500,933 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $5.83 to $15.06 per share for the three months ended December 31, 2012, (ii) 1,648,183 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the nine months ended December 31, 2012, and (iii) 1,442,284 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the three and nine months ended December 31, 2011 — all of which were anti-dilutive.

11. Income Taxes

The Company recorded income tax expenses for the three and nine months ended December 31, 2012 and 2011. This is primarily due to the federal and state income tax provision on pretax income in the U.S. and not recognizing income tax benefits related to the net losses of Fenco’s Canadian operations for the three and nine months ended December 31, 2012 and 2011 due to the recoverability of these tax benefits not being deemed by the Company to be more likely than not to be realized. In addition, for the three and nine months ended December 31, 2012, the Company recorded $28,000 and $126,000, and for the three and nine months ended December 31, 2011, the Company recorded $141,000 and $281,000, respectively, of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

The income tax expenses reflect effective income tax rates of 50.3% and negative 10.0% for the three months ended December 31, 2012 and 2011, respectively. The income tax expenses reflect effective income tax rates of negative 53.6% and negative 18.8% for the nine months ended December 31, 2012 and 2011, respectively. The income tax expenses, excluding the net losses of Fenco’s Canadian operations, reflect effective income tax rates of 33.0% and 36.9% for the three and nine months ended December 31, 2012, respectively. The income tax expenses, excluding the net losses of Fenco’s Canadian operations, reflect income tax rates of 37.7% and 39.3% for the three and nine months ended December 31, 2011, respectively. The income tax rate for the three months ended December 31, 2012 includes required adjustments to reflect the appropriate nine month rate for fiscal 2013. The income tax rates for all other periods were higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions with varying statutes of limitations.

12. Financial Risk Management and Derivatives

Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposure is from changes in the rate between the U.S. dollar and the Mexican peso related to the operation of the Company’s facilities in Mexico. The Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos in order to mitigate this risk. The Company also enters into forward foreign currency exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate the risk related to its purchases and payments to its Chinese vendors. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to management’s estimate of market conditions and the terms and length of specific purchase requirements to fund those overseas facilities and purchases.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $16,708,000 and $13,494,000 at December 31, 2012 and March 31, 2012, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended		Nine Months Ended
Derivatives Not Designated as	December 31,		December 31,
Hedging Instruments	2012	2011	2012	2011

Forward foreign currency exchange contracts	$20,000	$488,000	$360,000	$(1,399,000)

The fair value of the forward foreign currency exchange contracts of $239,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at December 31, 2012. The fair value of the forward foreign currency exchange contracts of $121,000 is included in other current liabilities in the consolidated balance sheet at March 31, 2012.

13. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of December 31, 2012 and March 31, 2012:

	December 31, 2012				March 31, 2012
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$383,000	$383,000	-	-	$342,000	$342,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	239,000	-	$239,000	-	-	-	-	-

Liabilities
Other current liabilities
Deferred compensation	383,000	383,000	-	-	342,000	342,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	121,000	-	$121,000	-
Other liabilities
Warrant liability	2,450,000	-	-	$2,450,000	-	-	-	-

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended December 31, 2012 and 2011, a gain of $20,000 and $488,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the nine months ended December 31, 2012 and 2011, a gain of $360,000 and a loss of $1,399,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at December 31, 2012. Any subsequent changes in the fair value of the warrant liability will be recorded in current period earnings as a general and administrative expense. During the three and nine months ended December 31, 2012, a loss of $882,000 and $825,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Cerberus Warrant and the Supplier Warrant recorded as warrant liability were:

	December 31, 2012
	Cerberus Warrant	Supplier Warrant

Risk free interest rate	0.63%	0.68%
Expected life in years	4.40	4.75
Expected volatility	54.85%	55.20%
Dividend yield	-	-
Probability of future financing	0%	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011

Beginning balance	$1,568,000	$-	$-	$-
Newly issued	-	-	1,625,000	-
Total (gain) loss included in net loss	882,000	-	825,000	-
Warrants exercised	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$2,450,000	$-	$2,450,000	$-

During the three and nine months ended December 31, 2012, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

The undercar product line segment manufactures, remanufactures and distributes new and remanufactured aftermarket auto parts, including steering components, brake calipers, master cylinders, hub assembly and bearings, for virtually all passenger and truck vehicles.

The Company’s products are sold to automotive retail chain stores, warehouse distributors, and to major automobile manufacturers throughout North America.

During the third quarter of fiscal 2013, the Company discontinued supplying its products to a major non-profitable customer of the undercar product line segment. The net sales to this customer represented approximately 31.0% for six months ended September 30, 2012 and 20.8% for the year ended March 31, 2012 from the date of acquisition on May 6, 2011, of net sales for this segment. The Company has no further obligation to accept additional product returns from this customer. In accordance with the Company’s net-of-core revenue recognition policy, the Company recognized approximately $50,783,000 in revenue from the reduction in our obligation to provide a credit for this major customer’s Remanufactured Cores which were previously recorded as a customer core returns accrual and $31,649,000 of the related long-term core inventory previously recorded in the consolidated balance sheet was recognized as cost of goods sold during the nine months ended December 31, 2012.

The results of operations of Fenco have been included from the date of acquisition on May 6, 2011. Financial information relating to the Company’s reportable segments is as follows:

	Three months ended December 31, 2012
	Rotating	Undercar
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$50,658,000	$65,617,000	$-	$116,275,000
Gross profit	16,326,000	7,717,000	-	24,043,000
Operating income	5,050,000	2,720,000	-	7,770,000
Net income (loss)	1,786,000	(851,000)	-	935,000

	Three months ended December 31, 2011
	Rotating	Undercar
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$41,895,000	$42,202,000	$-	$84,097,000
Intersegment revenue, net of cost	241,000	-	(241,000)	-
Gross profit (loss)	12,636,000	(14,217,000)	-	(1,581,000)
Operating income (loss)	5,630,000	(22,219,000)	-	(16,589,000)
Net income (loss)	3,028,000	(24,855,000)	-	(21,827,000)

	Nine months ended December 31, 2012
	Rotating	Undercar
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$155,109,000	$161,821,000	$-	$316,930,000
Gross profit	51,241,000	1,637,000	-	52,878,000
Operating income (loss)	25,266,000	(19,758,000)	-	5,508,000
Net income (loss)	10,656,000	(28,516,000)	-	(17,860,000)

	Nine months ended December 31, 2011
	Rotating	Undercar
Selected income statement data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$126,648,000	$135,575,000	$-	$262,223,000
Intersegment revenue, net of cost	1,853,000	-	(1,853,000)	-
Gross profit (loss)	40,483,000	(20,052,000)	-	20,431,000
Operating income (loss)	15,902,000	(37,277,000)	-	(21,375,000)
Net income (loss)	8,280,000	(43,851,000)	-	(35,571,000)

	December 31, 2012
	Rotating	Undercar
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated

Current assets	$108,879,000	$64,119,000	$(31,649,000)	$141,349,000
Non-current assets	218,217,000	139,141,000	(56,065,000)	301,293,000
Total assets	$327,096,000	$203,260,000	$(87,714,000)	$442,642,000

Current liabilities	$69,913,000	$132,533,000	$(33,150,000)	$169,296,000
Non-current liabilities	95,569,000	157,111,000	(49,618,000)	203,062,000
Total liabilities	165,482,000	289,644,000	(82,768,000)	372,358,000

Equity (deficit)	161,614,000	(86,384,000)	(4,946,000)	70,284,000
Total liabilities and equity	$327,096,000	$203,260,000	$(87,714,000)	$442,642,000

	March 31, 2012
	Rotating	Undercar
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated

Current assets	$115,451,000	$81,778,000	$(28,998,000)	$168,231,000
Non-current assets	179,167,000	186,896,000	(32,396,000)	333,667,000
Total assets	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000

Current liabilities	$72,987,000	$126,430,000	$(28,998,000)	$170,419,000
Non-current liabilities	85,201,000	200,112,000	(27,453,000)	257,860,000
Total liabilities	158,188,000	326,542,000	(56,451,000)	428,279,000

Equity (deficit)	136,430,000	(57,868,000)	(4,943,000)	73,619,000
Total liabilities and equity	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000

	Nine months ended December 31, 2012
	Rotating	Undercar
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated

Net cash used in operating activities	$(4,035,000)	$(23,694,000)	$-	$(27,729,000)
Net cash used in investing activities	(1,656,000)	(1,401,000)	-	(3,057,000)
Net cash provided by financing activities	22,514,000	737,000		23,251,000
Effect of exchange rate changes on cash	(12,000)	-	-	(12,000)
Cash — Beginning of period	32,379,000	238,000	-	32,617,000
Cash — End of period	24,863,000	207,000	-	25,070,000

Additional selected financial data
Depreciation and amortization	$2,137,000	$1,854,000	$-	$3,991,000
Capital expenditures	1,625,000	1,401,000	-	3,026,000

	Nine months ended December 31, 2011
	Rotating	Undercar
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$7,124,000	$(52,472,000)	$-	$(45,348,000)
Net cash used in investing activities	(775,000)	(322,000)	-	(1,097,000)
Net cash provided by financing activities	39,209,000	8,000,000	-	47,209,000
Effect of exchange rate changes on cash	(108,000)	-	-	(108,000)
Cash — Beginning of period	2,477,000	-	-	2,477,000
Cash — End of period	2,856,000	277,000	-	3,133,000

Additional selected financial data
Depreciation and amortization	$2,634,000	$2,904,000	$-	$5,538,000
Capital expenditures	746,000	322,000	-	1,068,000

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

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events resulted in the Company’s payment to the purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement was not declared effective in accordance with the deadlines in the Registration Rights Agreement and the Company began accruing liquidated damages starting on August 25, 2012. Liquidated damages may be settled either in cash or, at the option of the purchaser, in shares of the Company’s common stock. During the three and nine months ended December 31, 2012, the Company recorded $450,000 and $600,000, respectively, of general and administrative expense for the settlement of these liquidated damages. The registration statement was declared effective in time under applicable securities laws on January 7, 2013.

16. Stock Options

The Company granted options to purchase 632,800 and 6,000 shares of common stock during the nine months ended December 31, 2012 and 2011, respectively, of which 626,800 were granted during the three months ended December 31 2012. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Nine Months Ended
	December 31,
	2012	2011
Weighted average risk free interest rate	1.16%	2.30%
Weighted average expected holding period (years)	6.60	6.15
Weighted average expected volatility	44.25%	39.02%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$2.92	$5.95

A summary of stock option transactions for the nine months ended December 31, 2012 follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2012	1,462,284	$9.15
Granted	632,800	$6.47
Exercised	(26,500)	$2.75
Cancelled	-	$-
Outstanding at December 31, 2012	2,068,584	$8.41

At December 31, 2012, options to purchase 1,648,183 share of common stock were exercisable at the weighted average exercise price of $8.89.

A summary of changes in the status of non-vested stock options during the nine months ended December 31, 2012 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2012	15,000	$4.18
Granted	632,800	$2.92
Vested	(227,399)	$2.97
Non-vested at December 31, 2012	420,401	$2.94

At December 31, 2012, there was $1,193,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 2.4 years.

17. Related Party Transactions

Stock Repurchase Agreement

In December 2012, the Company entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with Mel Marks, the Company’s founder, a member of the Company’s Board of Directors and consultant to the Company, and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks (the “Shareholders”), which, among other things, provides the Shareholders with the option to sell up to $300,000 of the Company’s common stock held by the Shareholders (the “Shares”), on or prior to February 28, 2013, at a purchase price that is 10% below the average daily closing price per share of the Company’s common stock for the five consecutive trading days immediately preceding the date of the notice of sale. In December 2012, the Company repurchased 19,120 shares at a total cost of approximately $100,000. See Note 18 – Subsequent Events – Stock Repurchase Agreement for additional information regarding this transaction.

Restricted stock

In connection with the employment agreement with Selwyn Joffe, the Company’s Chairman, President and Chief Executive Officer, dated May 18, 2012, the Company granted 51,167 shares of fully vested restricted stock with a fair value of $331,000 in December 2012. The Company withheld 25,137 shares based upon the Company’s closing stock price on the vesting date to settle Mr. Joffe’s minimum statutory obligation for the applicable income and other employment taxes.  The Company then remitted cash to the appropriate taxing authorities. Total payment for this tax obligation to the taxing authorities was $163,000 and is reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company. See Note 18 – Subsequent Events – Option Purchase Agreement for additional information regarding transactions with Mr. Joffe.

18. Subsequent Events

Stock Repurchase Agreement

In January 2013, the Company repurchased 33,827 shares of its common stock from the Shareholders pursuant to the Stock Repurchase Agreement at a total cost of approximately $200,000.

Option Purchase Agreement

In January 2013, the Company entered into an option purchase agreement (the “Option Purchase Agreement”) with Mr. Joffe. Pursuant to the Option Purchase Agreement, among other things, the Company would purchase Mr. Joffe’s options to purchase 101,500 shares of the Company’s common stock granted under the Company’s 1994 Stock Option Plan at a net purchase price of $454,675. This payment represents the difference per share of common stock between $6.87, the average closing price of the Company’s common stock for the five consecutive trading days preceding, and including the date of the Option Purchase Agreement, and the exercise price of the respective stock options, discounted five percent and multiplied by the total number of shares under Mr. Joffe’s stock options.

In connection with the Option Purchase Agreement, the Company entered into a fifth amendment to the Parent Company Financing Agreement (the “Fifth Amendment”), which among other things, permitted the Company to purchase Mr. Joffe’s stock options pursuant to the Option Purchase Agreement.

Fenco Purchases

In January 2013, the lenders under the Parent Company Financing Agreement consented to the purchase by the Company of up to $2,400,000 of inventory for Fenco from the Supplier and the sale of that inventory to Fenco from time to time on a cash-on-delivery basis.

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

We historically have remanufactured alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. As a result of our May 2011 acquisition of the business formerly operated by FAPL, we also manufacture, remanufacture and distribute new and remanufactured steering components including rack and pinion, pumps and gears, brake calipers, master cylinders, and hub assembly and bearings for virtually all passenger and truck vehicles. We intend to focus our efforts in the near term on four major categories: rotating electrical, brakes, steering, and wheel hubs and bearings. All of these parts are non-discretionary.

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

Undercar Product Line Turnaround Plan

Our top turnaround priority continues to be improvement of the financial performance of our undercar product line business to position it for sustained profitability and growth in the long-term. At the same time we are focused on reestablishing strong liquidity and bringing the level of customer service in our undercar business to the excellent level of customer service we have achieved and maintained in our rotating electrical business. We have been systematically and aggressively implementing our undercar product line turnaround plan since acquisition and at December 31, 2012, we are 20 months into a 24 month plan. This turnaround plan is built on the following elements: upgrading customer service levels; reviewing profitability of product offerings; improving manufacturing and logistics productivity; and implementing cost savings throughout the operating model including the implementation of an ERP system to support the undercar product line segment.

During the current quarter ended December 31, 2012, the following are some of the key steps taken toward our goal of sustained profitability and growth for the long-term. In performing these steps operating inefficiencies and transition costs were incurred, which we believe are non-recurring and that was especially true this quarter as we tackled some of the larger and more complex challenges. We will refer back to the impacts of these key steps noted below throughout our comparative analysis of the quarterly results of operations.

Customer Service Levels. During this quarter we continued to focus on improving or maintaining our customer service levels. The implementation of the new ERP system has provided better information to allow us to improve the fill rates in support of the customer requirements, but we still have not obtained our target levels and are aggressively working on this issue. To enhance customer service levels we have also voluntarily incurred additional premium freight charges and purchased material at prices in excess of normal cost.

During the third quarter of fiscal 2013, we agreed with several customers to evaluate their inventory offerings and developed a new mix of product to be offered by these customers, which we expect will result in better performance in future quarters for these customers and the undercar product line segment. In the current quarter ended December 31, 2012, however, this will require that we record an accrual to reserve for the inventory that will be returned to be replaced with the new product offerings.

Profitability of Product Offerings. In the quarter ended December 31, 2012, we continued the process of transitioning out of the CV axle, clutch and other smaller product lines. We are focused on our main product lines which include brakes, steering, and wheel hubs. The process of transitioning out of the discontinued product lines included sales of discontinued products to customers or others at reduced margins, the sale of components and packaging related to these product lines as scrap material, and the establishment of additional reserves to reduce the cost of the remaining inventory to market value.

In addition, we transitioned out of an unprofitable major customer relationship representing approximately 31% of our net sales of the undercar product line segment in the first six months of fiscal 2013. This step allowed us to recognize revenue from the reduction in our obligation to provide a credit for the customer’s Remanufactured Cores offset by the recognition of the cost of the Remanufactured Cores held at the customer’s location. By exiting a customer relationship for certain undercar product lines, we incurred some direct one-time transition costs, which impacted our manufacturing productivity by reducing our production requirements at the undercar product line segment’s facility in Mexico. The lower sales and production rates also impacted other accounting estimates, such as our excess and obsolescence reserve levels and our warranty reserve rates. The impacts on these accounting estimates will be reduced in future quarters as we adjust to our expected future production and sales environment.

Manufacturing and Logistics Productivity. Our transition plan for logistics is to consolidate multiple facilities into one facility in Pennsylvania. We will also utilize additional space in our Torrance facility for the distribution of the purchased finished goods products in our undercar product line segment. These facilities will be managed by our in-house personnel using the newly implemented ERP system. The transition plan for manufacturing includes implementing and maintaining lean manufacturing at our undercar product line facility located in Monterrey, Mexico.

We reached an agreement with one of our third-party logistics service providers located in Pennsylvania to terminate its services provided to the undercar product line segment effective November 5, 2012. Among other things, this agreement requires us to pay a termination fee of approximately $1,402,000, which was recorded in the second quarter of fiscal 2013. In addition, we agreed to pay a $95,000 per month all-inclusive rental fee to use the property for a period not to exceed eight months from the termination date. The transition of the purchased finished goods to the new facility in Torrance began in December 2012, and we expect that there will be additional expenses incurred until the transition is completed. Once completed, we expect that this will result in additional savings in logistics expenses.

Cost Savings In addition to the cost savings discussed above, part of our turnaround plan included centralizing the accounting functions previously performed in our office located in Toronto into our existing accounting function in Torrance. This was made possible by the extension of the current rotating electric ERP system to incorporate the undercar product line segment. The ERP system became operational at the beginning of the current quarter ending December 31, 2012. For a period of time during the quarter we incurred both costs to finalize the first and second quarter accounting functions in Toronto as well as incurring the ongoing accounting function costs related to the third quarter activity in Torrance. We believe that this transition has been substantially completed and will result in cost savings in future quarters.

Our implementation of our plan for Fenco has taken longer and cost more than initially anticipated. We anticipate continuing to adjust this turnaround plan as the various elements are implemented. We expect these and related initiatives will be substantially completed in the first quarter of fiscal 2014, but the impact of those initiatives may take longer to be reflected in our financial results. Our ability to successfully implement this plan and the timing of our implementation of this plan will depend on, among other things, our customer and vendor support and the financial resources that are or will become available for implementation of this plan, including capital or other support (if any) that we may provide to Fenco. Fenco continues to face capital and liquidity concerns, and we have only agreed to (and under the Parent Company Financing Agreement are only permitted to) support those in specific limited circumstances and cannot assure that we will do so in any other circumstances in the future or that Fenco will have or be able to obtain significant capital to implement its plan.

Results of Operations for the Three Months Ended December 31, 2012 and 2011

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data by segment for the periods indicated:

	Rotating	Undercar
Three months ended December 31,	Electrical	Product Line		Consolidated
2012
Gross profit percentage	32.2%	11.8%		20.7%
Cash flow used in operations	$(4,375,000)	$(8,811,000)		$(13,186,000)
Finished goods turnover (annualized) (1)	5.9	6.5		6.3
Annualized return on equity (2)	-	-		5.1%

2011
Gross profit (loss) percentage	30.0%	(33.7	) %	(1.9	) %
Cash flow provided by (used in) operations	$3,048,000	$(3,162,000)		$(114,000)
Finished goods turnover (annualized) (1)	5.6	3.5		4.0
Annualized return on equity (2)	-	-		(74.5	) %

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

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the three months ended December 31, 2012 and 2011:

	Rotating	Undercar
Three months ended December 31,	Electrical	Product Line		Eliminations	Consolidated
2012
Net sales to external customers	$50,658,000	$65,617,000		$-	$116,275,000
Cost of goods sold	34,332,000	57,900,000		-	92,232,000
Gross profit	16,326,000	7,717,000		-	24,043,000
Cost of goods sold as a percentage of net sales	67.8%	88.2%		-	79.3%
Gross profit percentage	32.2%	11.8%		-	20.7%

2011
Net sales	$41,895,000	$42,202,000		$-	$84,097,000
Intersegment revenue, net of cost	241,000	-		(241,000)	-
Cost of goods sold	29,500,000	56,419,000		(241,000)	85,678,000
Gross profit (loss)	12,636,000	(14,217,000)		-	(1,581,000)
Cost of goods sold as a percentage of net sales	70.0%	133.7%		-	101.9%
Gross profit (loss) percentage	30.0%	(33.7	) %	-	(1.9	) %

Net Sales. Our consolidated net sales for the three months ended December 31, 2012 increased by $32,178,000, or 38.3%, to $116,275,000 compared to consolidated net sales for the three months ended December 31, 2011 of $84,097,000.

•	Rotating electrical product line

The net sales in our rotating electrical product line segment increased by $8,763,000 or 20.9%, to $50,658,000 for the three months ended December 31, 2012 compared to net sales of $41,895,000 for the three months ended December 31, 2011. The increase in net sales in our rotating electrical product line segment was due primarily to increased sales to our existing customers and to a lesser extent increased sales to new customers.

•	Undercar product line

The net sales in our undercar product line segment increased by $23,415,000 or 55.5%, to $65,617,000 for the three months ended December 31, 2012 compared to net sales of $42,202,000 for the three months ended December 31, 2011. This increase in net sales was due entirely to the recognition of approximately $50,783,000 in revenue from the reduction in our obligation to provide a credit for a major customer’s Remanufactured Cores. This increase was offset by $665,000 in allowances granted to this major customer as we transitioned out of the relationship.

We also posted an accrual for $7,921,000 to accommodate the additional expense required based on the agreement with certain customers to evaluate their inventory offerings and, in partnership with them, develop a new mix of products to be offered by these customers.

Fill rate penalties during the three months ended December 31, 2011 were $292,000 as compared with the three months ended December 31, 2012 which totaled $104,000. The $104,000 fill rate penalty expense, however, was the result of actual fill rate fines of $704,000 offset by the reduction of $600,000 in the accrued fill rate fines related primarily to a major customer with whom we discontinued our relationship during the quarter ended December 31, 2012.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of consolidated net sales decreased during the three months ended December 31, 2012 to 79.3% from 101.9% for the three months ended December 31, 2011, resulting in a corresponding increase in our consolidated gross profit to 20.7% for the three months ended December 31, 2012 from (1.9%) for the three months ended December 31, 2011.

•	Rotating electrical product line

The gross profit percentage in our rotating electrical product line increased to 32.2% during the three months ended December 31, 2012 from 30.0% during the three months ended December 31, 2011. This increase in gross profit in our rotating electrical product line segment was due primarily to higher sales in our rotating electrical product line which resulted in better absorption of manufacturing overhead resulting in lower per unit manufacturing costs.

•	Undercar product line

The gross profit percentage in our undercar product line was 11.8% and negative 33.7% for the three months ended December 31, 2012 and 2011, respectively. Our gross profit for the three months ended December 31, 2012 was positively impacted by the recognition of $19,134,000 in gross profit after the cost of the Remanufactured Cores in a major customer’s inventory was deducted from the related revenue recognized. This increase in our gross profit was partly offset by higher production, warehousing and distribution costs due to an increase in under-absorption of manufacturing overhead resulting from lower production levels. Our production levels were decreased due to the loss of a major customer which resulted in additional significant under-absorption of our fixed manufacturing overhead including warehousing and distribution costs. The impact of this additional under-absorption is estimated to be approximately $1,600,000. During the three months ended December 31, 2012, we wrote down the value of our inventory by approximately $855,000 based on a detailed evaluation of the inventory. In addition, the reduction in material usage for the production and sales of product to a major customer caused us to increase our excess inventory reserves by approximately $882,000 to cover the lower estimated usage levels of raw material, cores, and finished goods. In connection with our undercar product line turnaround plan, we are working to bring these costs and inventory levels into better alignment with our future production levels.

In the third quarter ending December 31, 2012 we also had additional cost of goods sold of $5,116,000 related to the agreement with certain customers to evaluate their inventory offerings and, in partnership with them, develop a new mix of products to be offered by these customers. We expect future periods to be positively impacted by the purchasing patterns of these customers.

In addition, our gross profit in our undercar product line during the three months ended December 31, 2012 was further impacted by (i) losses of $1,379,000 related to certain unprofitable product lines we stopped selling and supporting in December 2011 and (ii) premium freight cost of $204,000.

Operating Expenses

The following table summarizes operating expenses by segment for the three months ended December 31, 2012 and 2011:

	Rotating	Undercar
Three months ended December 31,	Electrical	Product Line	Eliminations	Consolidated

2012
General and administrative	$8,848,000	$3,931,000	$-	$12,779,000
Sales and marketing	1,983,000	704,000	-	2,687,000
Research and development	445,000	362,000	-	807,000

Percent of net sales

General and administrative	17.5%	6.0%	-	11.0%
Sales and marketing	3.9%	1.1%	-	2.3%
Research and development	0.9%	0.6%	-	0.7%

2011
General and administrative	$4,495,000	$5,660,000	$-	$10,155,000
Sales and marketing	2,058,000	1,311,000	-	3,369,000
Research and development	453,000	-	-	453,000
Impairment of plant and equipment	-	1,031,000	-	1,031,000

Percent of net sales

General and administrative	10.7%	13.4%	-	12.1%
Sales and marketing	4.9%	3.1%	-	4.0%
Research and development	1.1%	-	-	0.5%
Impairment of plant and equipment	-	2.4%	-	1.2%

General and Administrative. Our consolidated general and administrative expenses for the three months ended December 31, 2012 were $12,779,000, which represents an increase of $2,624,000, or 25.8%, from general and administrative expenses for the three months ended December 31, 2011 of $10,155,000.

The increase of $4,353,000 in general and administrative expenses for our rotating electrical business during the three months ended December 31, 2012 was primarily due to (i) $909,000 of increased share-based compensation expense incurred in connection with the issuance of stock options and restricted stock, (ii) an $882,000 loss recorded due to the change in the fair value of the warrant liability, (iii) a gain of $20,000 recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a gain of $488,000 recorded during the three months ended December 31, 2011, (iv) $450,000 recorded for the settlement of liquidated damages paid in connection with our April 2012 private placement, and (v) $332,000 of incentives paid to certain executives.

Our general and administrative expenses for our undercar product line decreased by $1,729,000 during the three months ended December 31, 2012, of which $1,448,000 was primarily attributable to lower employee-related expenses due to the reduction in workforce at our office located in Canada.

During the three months ended December 31, 2012, we changed a certain inter-segment allocation as described below.

During the three months ended December 31, 2012, our general and administrative expenses for our rotating electrical segment was negatively impacted by $982,000 of expenses incurred in connection with the undercar product line segment’s initial implementation work related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002, which were previously recorded by our undercar product line segment. This inter-segment allocation did not have any impact on our consolidated general and administrative expenses for the three months ended December 31, 2012.

Sales and Marketing. Our consolidated sales and marketing expenses for the three months ended December 31, 2012 decreased $682,000, or 20.2%, to $2,687,000 from $3,369,000 for the three months ended December 31, 2011. The decrease of $75,000 for our rotating electrical business was due primarily to (i) $112,000 of decreased travel incurred in connection with our Fenco operations, (ii) $31,000 of decreased trade shows expense, (iii) $29,000 of decreased employee-related expenses, and (iv) $23,000 of decreased professional services. These decreases were partly offset by $121,000 of increased commissions. The decrease of $607,000 in sales and marketing expenses for our undercar product line segment during the three months ended December 31, 2012 was primarily due to (i) $426,000 of decreased advertising and catalog expense and (ii) $173,000 of decreased sales commissions and agent fees.

Research and Development. Our consolidated research and development expenses increased by $354,000, or 78.1%, to $807,000 for the three months ended December 31, 2012 from $453,000 for the three months ended December 31, 2011. The decrease of $8,000 for our rotating electrical business was due primarily to $63,000 of decreased supplies partly offset by $52,000 of increased employee-related expenses. The $362,000 increase in research and development expense for our undercar product line during the three months ended December 31, 2012 was primarily due to (i) $323,000 of employee-related expenses, (ii) $20,000 in travel expense, and (iii) $17,000 in supplies expense.

Impairment of  Plant and Equipment. In December 2011 we decided to discontinue the CV axle product line and shut down the related facility located in Bedford, New Hampshire. As a result we recorded an impairment loss of approximately $1,031,000 for the three months ended December 31, 2011, which represents the write-off of the carrying amount of plant and equipment.

Interest Expense

Interest Expense. Reflecting our increased leverage as a result of the acquisition of Fenco and the increase in the size of our business, net consolidated interest expense for the three months ended December 31, 2012 increased $2,627,000, or 80.5%, to $5,889,000 from $3,262,000 for the three months ended December 31, 2011. This increase in net interest expense was attributable to increased outstanding loan balances and higher interest rates incurred primarily by the rotating electrical product line segment during the three months ended December 31, 2012 as compared to the three months ended December 31, 2011 and interest on certain vendor payable balances owed by the undercar product line segment.

Provision for Income Taxes

Income Tax. Our income tax expense was $946,000 and $1,976,000 during the three months ended December 31, 2012 and 2011, respectively. This was primarily due to the federal and state income tax provision on pretax income in the U.S. and not recognizing income tax benefits related to the net losses of Fenco’s Canadian operations during the period due to the recoverability of these tax benefits not being deemed by us to be more likely than not to be realized. The income tax expenses, excluding the net losses of Fenco’s Canadian operations, reflect income tax rates of 33.0% and 37.7% for the three months ended December 31, 2012 and 2011, respectively. The income tax rate for the three months ended December 31, 2012 includes required adjustments to reflect the appropriate nine month rate for fiscal 2013.

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

Results of Operations for the Nine Months Ended December 31, 2012 and 2011

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The acquisition of Fenco on May 6, 2011 has had a significant impact on the comparability of results as discussed below.

The following table summarizes certain key operating data by segment for the periods indicated:

	Rotating	Undercar
Nine months ended December 31,	Electrical	Product Line		Consolidated
2012
Gross profit percentage	33.0%	1.0%		16.7%
Cash flow used in operations	$(4,035,000)	$(23,694,000)		$(27,729,000)
Finished goods turnover (annualized) (1)	6.2	5.0		5.4
Annualized return on equity (2)	-	-		(32.3	) %

2011
Gross profit (loss) percentage	31.5%	(14.8	) %	7.8%
Cash flow provided by (used in) operations	$7,124,000	$(52,472,000)		$(45,348,000)
Finished goods turnover (annualized) (1)	5.8	3.9		4.3
Annualized return on equity (2)	-	-		(46.7	) %

(1)
Annualized finished goods turnover for the rotating electrical segment for the nine months ended December 31, 2012 and 2011 and for the undercar product line for the nine months ended December 31, 2012 is calculated by multiplying segment cost of sales for each nine month period by 1.33 and dividing the result by the average between each respective segment’s beginning and ending non-core finished goods inventory values for the nine month period. Annualized finished goods turnover for the undercar product line for the nine months ended December 31, 2011 is calculated by multiplying segment cost of sales for the period by 1.5 and dividing the result by the average between beginning and ending segment non-core finished goods inventory values for the period. We believe this provides a useful measure of our ability to turn production into revenues.

(2)
Annualized return on equity is computed as net income for the rotating electrical segment for the nine month period multiplied by 1.33 plus net loss for the undercar product line segment for the period since acquisition multiplied by 1.5 and dividing the result by beginning consolidated shareholders’ equity. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for the nine months ended December 31, 2012 and 2011:

	Rotating	Undercar
Nine months ended December 31,	Electrical	Product Line		Eliminations	Consolidated

2012
Net sales to external customers	$155,109,000	$161,821,000		$-	$316,930,000
Cost of goods sold	103,868,000	160,184,000		-	264,052,000
Gross profit	51,241,000	1,637,000		-	52,878,000
Cost of goods sold as a percentage of net sales	67.0%	99.0%		-	83.3%
Gross profit percentage	33.0%	1.0%		-	16.7%

2011
Net sales	$126,648,000	$135,575,000		$-	$262,223,000
Intersegment revenue, net of cost	1,853,000	-		(1,853,000)	-
Cost of goods sold	88,018,000	155,627,000		(1,853,000)	241,792,000
Gross profit (loss)	40,483,000	(20,052,000)		-	20,431,000
Cost of goods sold as a percentage of net sales	68.5%	114.8%		-	92.2%
Gross profit (loss) percentage	31.5%	(14.8	) %	-	7.8%

Net Sales. Our consolidated net sales for the nine months ended December 31, 2012 increased by $54,707,000, or 20.9%, to $316,930,000 compared to consolidated net sales for the nine months ended December 31, 2011 of $262,223,000.

•	Rotating electrical product line

The net sales in our rotating electrical product line segment increased by $28,461,000 or 22.5%, to $155,109,000 for the nine months ended December 31, 2012 compared to net sales of $126,648,000 for the nine months ended December 31, 2011. The increase in net sales in our rotating electrical product line segment was due primarily to increased sales to our existing customers and to a lesser extent increased sales to new customers.

•	Undercar product line

The net sales in our undercar product line segment increased by $26,246,000 or 19.4%, to $161,821,000 for the nine months ended December 31, 2012 compared to net sales of $135,575,000 for the nine months ended December 31, 2011. This increase in net sales was due entirely to the recognition of approximately $50,783,000 in revenue from the reduction in our obligation to provide a credit for a major customer’s Remanufactured Cores. This increase was offset by (i) vendor support allowances of $1,145,000, (ii) $665,000 in allowances granted to a  major customer as we transitioned out of the relationship, and (iii) a $355,000 allowance to a customer in connection with a return of certain products.

We also posted an accrual for $7,921,000 to accommodate the additional expense required based on the agreement with certain customers to evaluate their inventory offerings and, in partnership with them, develop a new mix of products to be offered by these customers.

Fill rate penalties during the nine months ended December 31, 2012 and 2011 were $1,986,000 and $1,324,000, respectively. The $1,986,000 fill rate penalty expense, however, was the result of actual fill rate fines of $2,723,000 offset by the reduction of $737,000 in the accrued fill rate fines related primarily to a major customer with whom we discontinued our relationship during the quarter ending December 31, 2012.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of consolidated net sales decreased during the nine months ended December 31, 2012 to 83.3% from 92.2% for the nine months ended December 31, 2011, resulting in a corresponding increase in our consolidated gross profit percentage to 16.7% for the nine months ended December 31, 2012 from 7.8% for the nine months ended December 31, 2011.

•	Rotating electrical product line

The gross profit percentage in our rotating electrical product line increased to 33.0% from 31.5% during the nine months ended December 31, 2011. Our increased gross profit percentage in our rotating electrical product line for the nine months ended December 31, 2012 is a result of lower per unit manufacturing costs, partially offset by $1,665,000 of marketing and certain other allowances made in connection with the purchase of inventory from a new customer we acquired in the first quarter of fiscal 2013.

•	Undercar product line

The gross profit percentage in our undercar product line was 1.0% and negative 14.8% for the nine months ended December 31, 2012 and 2011, respectively. Our gross profit for the nine months ended December 31, 2012 was positively impacted by the recognition of $19,134,000 gross profit after the cost of the Remanufactured Cores in a major customer’s inventory was deducted from the related revenue recognized. This increase in our gross profit was partly offset by higher production, warehousing and distribution costs due to an increase in under-absorption of manufacturing overhead resulting from lower production levels. Our production levels were decreased due to the loss of a major customer which resulted in additional significant under-absorption of our fixed manufacturing overhead including warehousing and distribution costs.

During the nine months ended December 31, 2012, we also had additional cost of goods sold of $5,116,000 related to the agreement with certain customers to evaluate their inventory offerings and, in partnership with them, develop a new mix of products to be offered by these customers. We expect future periods to be positively impacted by the purchasing patterns of these customers.

In addition, our gross profit in our undercar product line during the nine months ended December 31, 2012 was further impacted by (i) losses of $2,885,000 related to certain unprofitable product lines we stopped selling and supporting in December 2011, (ii) termination fees of $1,402,000 related to an agreement to terminate services with one of our third-party logistics service providers, (iii) severance costs related to our production workforce of $1,272,000, and (iv) premium freight cost of $329,000.

Operating Expenses

The following table summarizes operating expenses by segment for the nine months ended December 31, 2012 and 2011:

	Rotating	Undercar
Nine months ended December 31,	Electrical	Product Line	Eliminations	Consolidated

2012
General and administrative	$19,154,000	$16,382,000	$-	$35,536,000
Sales and marketing	5,479,000	4,651,000	-	10,130,000
Research and development	1,342,000	362,000	-	1,704,000

Percent of net sales

General and administrative	12.3%	10.1%	-	11.2%
Sales and marketing	3.5%	2.9%	-	3.2%
Research and development	0.9%	0.2%	-	0.5%

2011
General and administrative	$16,809,000	$12,964,000	$-	$29,773,000
Sales and marketing	5,789,000	3,230,000	-	9,019,000
Research and development	1,270,000	-	-	1,270,000
Impairment of plant and equipment	-	1,031,000	-	1,031,000
Acquisition costs	713,000	-	-	713,000

Percent of net sales

General and administrative	13.3%	9.6%	-	11.4%
Sales and marketing	4.6%	2.4%	-	3.4%
Research and development	1.0%	-	-	0.5%
Impairment of plant and equipment	-	0.8%	-	0.4%
Acquisition costs	0.6%	-	-	0.3%

General and Administrative. Our consolidated general and administrative expenses for the nine months ended December 31, 2012 were $35,536,000, which represents an increase of $5,763,000, or 19.4%, from general and administrative expenses for the nine months ended December 31, 2011 of $29,773,000.

The increase of $2,345,000 in general and administrative expenses for our rotating electrical business during the nine months ended December 31, 2012 was primarily due to (i) $906,000 of increased share-based compensation expense incurred in connection with the issuance of stock options and restricted stock, (ii) an $825,000 loss recorded due to the change in the fair value of the warrant liability, (iii) $378,000 of increased employee-related expenses, (iv) $332,000 of incentives paid to certain executives, (v) $698,000 of increased general and administrative expenses at our offshore locations, (vi) $600,000 recorded for the settlement of liquidated damages paid in connection with our April 2012 private placement, (vii) $600,000 of increased legal fees, and (viii) $455,000 of increased audit fees. These increases were partly offset by (i) $1,780,000 of decreased professional services and travel incurred in connection with our Fenco operations and (ii) a gain of $360,000 recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a loss of $1,399,000 recorded during the three months ended December 31, 2011.

The increase of $3,418,000 in general and administrative expenses for our undercar product line during the nine months ended December 31, 2012 was primarily attributable to (i) $3,650,000 of increased professional services fees and other consulting fees, (ii) $1,429,000 of severance incurred in connection with the reduction in workforce at our office located in Canada, and (iii) $430,000 of increased bad debt expense. These increases in general and administrative expenses were partly offset by lower employee-related expenses and general office expenses due to the reduction in workforce at our office located in Canada.

During the nine months ended December 31, 2012, we changed a certain inter-segment allocation as described below.

During the nine months ended December 31, 2012, our general and administrative expenses for our rotating electrical segment was negatively impacted by $982,000 of expenses incurred in connection with the undercar product line segment’s initial implementation work related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  These expenses were previously recorded by our undercar product line segment.  This inter-segment allocation did not have any impact on our consolidated general and administrative expenses for the nine months ended December 31, 2012.

Sales and Marketing. Our consolidated sales and marketing expenses for the nine months ended December 31, 2012 increased $1,111,000, or 12.3%, to $10,130,000 from $9,019,000 for the nine months ended December 31, 2011. The decrease of $310,000 for our rotating electrical business was due primarily to (i) $238,000 of decreased travel incurred in connection with our Fenco operations, (ii) $58,000 of decreased employee-related expenses, (iii) $31,000 of decreased travel, and (iv) $18,000 of decreased consulting fees. These decreases were partly offset by $111,000 of increased commissions. The increase of $1,421,000 in sales and marketing expenses for our undercar product line during the nine months ended December 31, 2012 was primarily due to (i) $747,000 of severance due to the reduction in workforce, (ii) $677,000 of increased travel expenses, and (iii) $226,000 of increased advertising expense. These increases were partly offset by $360,000 of decreased commissions and agents fees.

Research and Development. Our consolidated research and development expenses increased by $434,000, or 34.2%, to $1,704,000 for the nine months ended December 31, 2012 from $1,270,000 for the nine months ended December 31, 2011. The increase in research and development expenses for our rotating electrical business was due primarily to $113,000 of increased employee-related expenses partly offset by $29,000 of decreased supplies expense and $23,000 of decreased travel expense during the nine months ended December 31, 2012. The $362,000 increase in research and development expense for our undercar product line during the nine months ended December 31, 2012 was primarily due to (i) $323,000 of employee-related expenses, (ii) $20,000 in travel expense, and (iii) $17,000 in supplies expense.

Impairment of Plant and Equipment. In December 2011 we decided to discontinue the CV axle product line and shut down the related facility located in Bedford, New Hampshire. As a result we recorded an impairment loss of approximately $1,031,000 for the nine months ended December 31, 2011, which represents the write-off of the carrying amount of plant and equipment.

Acquisition Costs. We incurred $713,000 of legal and professional fees in connection with the Fenco acquisition during the nine months ended December 31, 2011.

Interest Expense

Interest Expense. Reflecting our increased leverage as a result of the acquisition of Fenco and the increase in the size of our business, net consolidated interest expense for the nine months ended December 31, 2012 increased $8,570,000, or 100.1%, to $17,135,000 from $8,565,000 for the nine months ended December 31, 2011. This increase in net interest expense was attributable to (i) increased outstanding loan balances and higher interest rates incurred primarily by the rotating electrical product line segment during the nine months ended December 31, 2012 as compared to the nine months ended December 31, 2011, (ii) the full period impact of interest expense incurred on the outstanding loan balances by the undercar product line business since our acquisition on May 6, 2011, (iii) interest on certain vendor payable balances owed by the undercar product line segment, and (iv) increased discount on factored receivables due to a higher balance of receivables discounted during the nine months ended December 31, 2012.

Provision for Income Taxes

Income Tax. Our income tax expense was $6,233,000 and $5,631,000 during the nine months ended December 31, 2012 and 2011, respectively. This was primarily due to the federal and state income tax provision on pretax income in the U.S. and not recognizing income tax benefits related to the net losses of Fenco’s Canadian operations during the period due to the recoverability of these tax benefits not being deemed by us to be more likely than not to be realized. The income tax expenses, excluding the net losses of Fenco’s Canadian operations, reflect income tax rates of 36.9% and 39.3% for the nine months ended December 31, 2012 and 2011, respectively. The income tax rates were higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in other foreign taxing jurisdictions.

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

Overview

At December 31, 2012, we had negative working capital of $27,947,000, a ratio of current assets to current liabilities of 0.8:1, and cash of $25,070,000, compared to negative working capital of $2,188,000, a ratio of current assets to current liabilities of 1:1, and cash of $32,617,000 at March 31, 2012. In accordance with our core accounting policies, we classify all of our core inventories as long-term assets and the portion of core liability related to the core inventory purchased and on the shelves of our customers, are recorded as long-term liabilities. These accounts are therefore excluded from the working capital and current ratio calculations. We do not recognize revenue or the related cost of sales from the sale of Remanufactured Cores; however, we do invoice and collect for the core value. These accounts receivable amounts are classified as short-term assets. In addition, upon the sale of a Remanufactured Core, a core liability is created to record the obligation to provide our customer with a credit upon the return of a like core by the customer. Since the return of a core is based on the sale of a remanufactured automobile part to an end user of our customer, the offset to this core liability generated by its return to us by our customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term until our relationship with a customer ends. During the third quarter of fiscal 2013, we discontinued supplying our products to a major non-profitable customer of the undercar product line segment. We have no further obligation to accept additional product returns from this customer. In accordance with our net-of-core revenue recognition policy, we recognized approximately $50,783,000 in revenue from the reduction in our obligation to provide a credit for this major customer’s Remanufactured Cores which were previously recorded as a long-term core liability and $31,649,000 of the related long-term core inventory previously recorded in the consolidated balance sheet was recognized as cost of goods sold during the three and nine months ended December 31, 2012. The long-term core inventory as of December 31, 2012 was $160,862,000 compared to $194,406,000 at March 31, 2012. The long-term core liability as of December 31, 2012 was $49,739,000 compared to $113,702,000 at March 31, 2012.

During the nine months ended December 31, 2012, we used cash generated from the use of our receivable discount programs with certain of our major customers, from the private placement of our common stock, and our loans as our primary sources of liquidity. These sources were primarily used to pay down our accounts payable balances, enhance the integration of our Fenco acquisition, and pay for the capital expenditure obligations.

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

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events resulted in our payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, we initially filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement was not declared effective in accordance with the deadlines in the Registration Rights Agreement and we began accruing liquidated damages starting on August 25, 2012. Liquidated damages may be settled either in cash or, at the option of the purchaser, in shares of our common stock. During the three and nine months ended December 31, 2012, we recorded $450,000 and $600,000, respectively, of general and administrative expense for the settlement of these liquidated damages. The registration statement was declared effective in time under applicable securities laws on January 7, 2013.

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

In connection with the Second Amendment, we issued the Cerberus Warrant to Cerberus Business Finance, LLC. Pursuant to the Cerberus Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of our common stock for an initial exercise price of $17.00 per share for a period of five years. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. As a result of the issuance of the Supplier Warrant in August 2012 at an initial exercise price of $7.75 per share, the exercise price of the Cerberus Warrant was reduced to $7.75 per share. As the exercise price of the Cerberus Warrant was reduced, the number of shares of our common stock that may be purchased upon the exercise of the Cerberus Warrant was increased to 219,355 so that the aggregate exercise price of the Cerberus Warrant after the adjustment is the same as the aggregate exercise price prior to the adjustment. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $607,000 at May 24, 2012 and $571,000 at December 31, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at December 31, 2012. During the three and nine months ended December 31, 2012, a loss of $214,000 and a gain of $36,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

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

In August 2012, we entered into the Agreement with the Supplier and Fenco. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate principal amount not to exceed $22,000,000 under the Fenco Credit Line, of which $2,000,000 will only be available for accrued interest and other amounts payable under the Obligations. Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that Fenco on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components from the Supplier. After July 1, 2014, the Supplier has the right to settle up to $8,000,000 under the Receivable Sale Option of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. The Obligations under the Agreement are guaranteed by us and certain of our subsidiaries. As of December 31, 2012, we had approximately $19,000,000 outstanding under the Fenco Credit Line which was recorded in accounts payable in consolidated balance sheet at December 31, 2012.

In connection with this Agreement, we also issued the Supplier Warrant to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. We are obligated to issue no more than an aggregate of 1,032,258 shares of our common stock in connection with the Receivable Sale Option and Supplier Warrant. The Obligations under this Agreement are subordinated to our obligations under the Parent Company Financing Agreement. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $1,018,000 at August 22, 2012, and $1,879,000 at December 31, 2012. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at December 31, 2012. During the three and nine months ended December 31, 2012, a loss of $668,000 and $861,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

In January 2013, the lenders under the Parent Company Financing Agreement consented to the purchase by us of up to $2,400,000 of inventory for Fenco from the Supplier and the sale of that inventory to Fenco from time to time on a cash-on-delivery basis.

We believe our cash on hand, short-term investments, use of receivable discount programs with certain of our major customers, amounts available under our credit agreements, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations for our business other than Fenco over the next twelve months. However, our ability to continue to meet such liquidity needs is subject to and will be affected by cash utilized in operations, continued general economic conditions, uncertain industry conditions, and the financial condition of our customers and suppliers. In particular, Fenco continues to face capital and liquidity concerns, which presents risks to its operations in the short-term. We have only agreed to (and under the Parent Company Financing Agreement are only permitted to) provide capital and liquidity to Fenco in limited circumstances. Fenco’s working capital needs will depend on the implementation of the undercar product line turnaround plan, and we cannot assure that we will provide capital to it in the future or that Fenco will have or be able to obtain sufficient capital to implement its undercar product line turnaround plan.

Cash Flows

Net cash used in operating activities was $27,729,000 and $45,348,000 for the nine months ended December 31, 2012 and 2011, respectively. The rotating electrical segment used cash in operations of $4,035,000 during the nine months ended December 31, 2012 compared to cash provided from operations of $7,124,000 during the nine months ended December 31, 2011. The changes in operating activities for the rotating electrical segment were due primarily to the pay-down of accounts payable balances incurred in connection with the inventory provided to Fenco in fiscal 2012, a decrease in accounts receivable balances, and an increase in prepaid income tax during the nine months ended December 31, 2012 compared to a decrease during the nine months ended December 31, 2011. The undercar product line segment used cash from operations of $23,694,000 and $52,472,000 during the nine months ended December 31, 2012 and 2011, respectively. The significant changes in our undercar product line segment were due primarily to decreases in non-core inventory as we continue to normalize our operations and reduce our inventory levels. In addition, our core inventory levels and our core returns accrual were decreased as we recognized approximately $50,783,000 in revenue from the reduction in our obligation to provide a credit for a major customer’s Remanufactured Cores which were previously recorded as a long-term core liability and $31,649,000 of the related long-term core inventory previously recorded in the consolidated balance sheet was recognized as cost of goods sold during the nine months ended December 31, 2012. We also used cash in our undercar product line segment to pay down our accounts payable balances.

Net cash used in investing activities was $3,057,000 and $1,097,000 during the nine months ended December 31, 2012 and 2011, respectively. Our capital expenditures for our rotating electrical segment for the nine months ended December 31, 2012 and 2011 were $1,625,000 and $746,000, respectively, primarily related to the purchase of equipment for our manufacturing facilities. Our capital expenditures for our undercar product line segment for the nine months ended December 31, 2012 and 2011 were $1,401,000 and $322,000, respectively, primarily related to the conversion of Fenco’s financial and operating systems to the applications used at our corporate headquarters in Torrance, California, and purchase of equipment for Fenco manufacturing facilities.

Net cash provided by financing activities was $23,251,000 and $47,209,000 for the nine months ended December 31, 2012 and 2011, respectively. The rotating electrical segment provided net cash from financing activities of $22,514,000 and $39,209,000 during the nine months ended December 31, 2012 and 2011, respectively. This decrease was due to decreased borrowings compared to the prior year partly offset by the net proceeds received from our private placement during the nine months ended December 31, 2012. The net cash provided by financing activities was used primarily to finance Fenco. The undercar product line segment provided cash from financing activities of $737,000 and $8,000,000 during the nine months ended December 31, 2012 and 2011, respectively. This decrease is due primarily to borrowing $845,000 under the Fenco Revolving Facility during the nine months ended December 31, 2012 compared to the repayment of amounts outstanding under the Fenco Revolving Facility and borrowing $10,000,000 under the Fenco Term Loan during the nine months ended December 31, 2011.

Capital Resources

Debt

We have the following outstanding credit agreements.

Parent Company Credit Agreement

We are party to the Parent Company Financing Agreement involving the Parent Company Loans. The Parent Company Loans consist of the Parent Company Term Loans and the Parent Company Revolving Loans. The Parent Company Loans mature on January 17, 2017. The lenders hold a security interest in substantially all of the assets of our rotating electrical segment. The Parent Company Financing Agreement only permits us to invest up to $20,000,000 in Fenco, which we have done as of December 31, 2012.

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

In December 2012, we entered into a Fourth Amendment to the Parent Company Financing Agreement, which, among other things, permitted us to repurchase shares pursuant to the stock repurchase agreement with Mel Marks, our founder, a member of our Board of Directors and consultant to the Company, and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks.

The Parent Company Financing Agreement, as amended, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated EBITDA. We were in compliance with all financial covenants and reporting requirements under the Parent Company Financing Agreement, as amended, as of December 31, 2012.

The following table summarizes the financial covenants required under the Parent Company Financing Agreement as of December 31, 2012:

	Calculation as of December 31, 2012	Financial covenants required per the Parent Company Financing Agreement

Maximum senior leverage ratio	2.04	3.30
Minimum fixed charge coverage ratio	1.70	1.10
Minimum consolidated EBITDA	$41,675,000	$28,500,000

There was no outstanding balance on the Parent Company Revolving Loans at December 31, 2012 and March 31, 2012. As of December 31, 2012, $15,137,000 was available under the Parent Company Revolving Loans. We had reserved $626,000 of the Parent Company Revolving Loans for standby letters of credit for workers’ compensation insurance and $2,178,000 for commercial letters of credit as of December 31, 2012.

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

The outstanding balance on the Fenco Revolving Facility was $49,729,000 and $48,884,000 at December 31, 2012 and March 31, 2012, respectively. As of December 31, 2012, approximately $712,000 was reserved for standby commercial letters of credit and $136,000 was reserved for certain expenses. In addition, $300,000 of this Fenco Revolving Facility was reserved for Canadian operations use. As of December 31, 2012, approximately $3,761,000 was available under the Fenco Revolving Facility. The Fenco Lenders hold a security interest in substantially all of the assets of the undercar product line segment.

The Fenco Borrowers may receive advances under the Fenco Revolving Facility by any one or more of the following options: (i) swingline advances in Canadian or US dollars; (ii) Canadian dollar prime-based loans; (iii) US dollar base rate loans; (iv) LIBOR loans; or (v) letters of credits.

The Fenco Term Loan bears interest at the LIBOR plus an applicable margin. Outstanding advances under the Fenco Revolving Facility bear interest as follows:

(i)	in respect of swingline advances in Canadian dollars and Canadian dollar prime-based loans, at the reference rate announced by the Royal Bank of Canada plus an applicable margin;
(ii)
in respect of swingline advances in US dollars and US dollar base rate loans, at a base rate (which shall be equal to the highest of (x) M&T Bank’s prime rate, (y) the Federal Funds Rate plus ½ of 1%, or (z) the one month LIBOR) plus an applicable margin;

(iii)	in respect of LIBOR loans, at the LIBOR plus an applicable margin.

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain a minimum EBITDA of not less than $2,300,000 for the period from September 1, 2012 to December 31, 2012. As of December 31, 2012, the Fenco Borrowers were in compliance with all financial covenants and reporting requirements under the Fenco Credit Agreement.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

Strategic Cooperation Agreement

In August 2012, we entered into the Agreement with the Supplier and Fenco. Under the terms of the Agreement, the Supplier agreed to provide the Fenco Credit Line in an aggregate amount not to exceed $22,000,000 of which $2,000,000 will only be available for accrued interest and other amounts payable. Payment for all purchases will be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date will bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that Fenco on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to exercise the Receivable Sale Option under which the Supplier may settle up to $8,000,000 of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. The Obligations under the Agreement are guaranteed by us and certain of our subsidiaries. As of December 31, 2012, we had approximately $19,000,000 outstanding under the Fenco Credit Line which was recorded in accounts payable in the consolidated balance sheet at December 31, 2012.

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

The following is a summary of the receivable discount programs:

	Nine Months Ended
	December 31,
	2012	2011

Receivables discounted	$229,314,000	$197,019,000
Weighted average days	316	314
Annualized weighted average discount rate	2.8%	2.9%
Amount of discount as interest expense	$5,525,000	$4,984,000

Off-Balance Sheet Arrangements

At December 31, 2012, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our consolidated capital expenditures were $3,026,000 for the nine months ended December 31, 2012. Our capital expenditures were $1,625,000 and $1,401,000 for our rotating electrical product line segment and undercar product line segment, respectively, during the nine months ended December 31, 2012. Our capital expenditures were primarily related to the purchase of equipment for our manufacturing facilities and the conversion of Fenco’s financial and operating systems to the applications used at our corporate headquarters in Torrance, California. We expect our fiscal year 2013 consolidated capital expenditures to be in the range of $3,000,000 to $4,000,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2012, except as described below.

Stock Repurchase Agreement

In December 2012, we entered into the Stock Repurchase Agreement with Mel Marks, our founder, a member of our Board of Directors and consultant to us, and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks, which, among other things, provides the Shareholders with the option to sell up to $300,000 of our common stock held by the Shareholders, on or prior to February 28, 2013, at a purchase price that is 10% below the average daily closing price per share of our common stock for the five consecutive trading days immediately preceding the date of the notice of sale. In December 2012, we repurchased 19,120 shares at a total cost of approximately $100,000. See also Subsequent Events – Stock Repurchase Agreement below for additional information regarding this transaction.

Restricted stock

In connection with the employment agreement with Selwyn Joffe, our Chairman, President and Chief Executive Officer, dated May 18, 2012, we granted 51,167 shares of fully vested restricted stock with a fair value of $331,000 in December 2012. We withheld 25,137 shares based upon our closing stock price on the vesting date to settle Mr. Joffe’s minimum statutory obligation for the applicable income and other employment taxes. We then remitted cash to the appropriate taxing authorities. Total payment for this tax obligation to the taxing authorities was $163,000 and is reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by us as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to us. See also Subsequent Events – Option Purchase Agreement below for additional information regarding transactions with Mr. Joffe.

Subsequent Events

Stock Repurchase Agreement

In January 2013, the Company repurchased 33,827 shares of its common stock from the Shareholders pursuant to the Stock Repurchase Agreement at a total cost of approximately $200,000.

Option Purchase Agreement

In January 2013, we entered into the Option Purchase Agreement with Mr. Joffe. Pursuant to the Option Purchase Agreement, among other things, we would purchase Mr. Joffe’s options to purchase 101,500 shares of our common stock granted under our 1994 Stock Option Plan at a net purchase price of $454,675. This payment represents the difference per share of common stock between $6.87, the average closing price of our common stock for the five consecutive trading days preceding, and including the date of the Option Purchase Agreement, and the exercise price of the respective stock options, discounted five percent and multiplied by the total number of shares under Mr. Joffe’s stock options.

In connection with the Option Purchase Agreement, we entered into the Fifth Amendment to the Parent Company Financing Agreement, which among other things, permitted us to purchase Mr. Joffe’s stock options pursuant to the Option Purchase Agreement.

Fenco Purchases

In January 2013, the lenders under the Parent Company Financing Agreement consented to the purchase by us of up to $2,400,000 of inventory for Fenco from the Supplier and the sale of that inventory to Fenco from time to time on a cash-on-delivery basis.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were not effective as of December 31, 2012, as the Company has not remediated the material weakness in internal control over financial reporting described below under Changes in Internal Control Over Financial Reporting.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the third quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

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

Since the acquisition of Fenco, we have been unable to timely file our Quarterly Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second, third and fourth quarters of our fiscal year 2012, and first and second quarters of our fiscal year 2013.  As a result, we concluded that our internal control over financial reporting was not effective because of the existence of a material weakness in our financial statement close process at Fenco. Specifically, systems required to segregate and account for transactions accurately were inadequate.  Also, the financial policies and procedures at Fenco did not provide for effective oversight and review of the reconciliation of accounts at month or quarter ends. Moreover, there was a lack of sufficient personnel with appropriate knowledge, experience and training in U.S. GAAP and lack of sufficient analysis, reconciliations and documentation of the application of U.S. GAAP to transactions.  As a result, Fenco was unable to complete the financial close process on a timely and accurate basis.

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

PART II — OTHER INFORMATION

Item 1A. Risk Factors

Our Fenco subsidiary continues to need capital to execute its undercar product line turnaround plan, and we cannot assure that such capital will be available.

Our implementation of our undercar product line turnaround plan for Fenco has taken longer and cost more than initially anticipated. Our ability to successfully implement this plan and the timing of our implementation of this plan will depend on, among other things, our customer and vendor support and the financial resources that are or will become available for implementation of this plan, including capital or other support (if any) that we may provide to Fenco. Fenco continues to face capital and liquidity concerns, and we have only agreed to (and under the Parent Company Financing Agreement are only permitted to) support those in specific limited circumstances and cannot assure that we will do so in any other circumstances in the future or that Fenco will have or be able to obtain significant capital to implement its plan.

There have been no other material changes to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012, filed on September 28, 2012.

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

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events resulted in our payment to the Purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, we initially filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement was not declared effective in accordance with the deadlines in the Registration Rights Agreement and we began accruing liquidated damages starting on August 25, 2012. Liquidated damages may be settled either in cash or, at the option of the purchaser, in shares of our common stock. During the three and nine months ended December 31, 2012, we recorded $450,000 and $600,000, respectively, of general and administrative expense for the settlement of these liquidated damages. The Registration Statement was declared effective in time under applicable securities laws on January 7, 2013. A total of 5,975 shares of our common stock was issued to investors who elected to settle the liquidated damages in shares of our common stock.

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
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012.

10.3	Option Purchase Agreement, dated as of January 16, 2013, by and between Motorcar Parts of America, Inc. and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2013.

10.4
Fifth Amendment to Financing Agreement, dated as of January 16, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 17, 2013.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: February 15, 2013	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 15, 2013	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer