Form 10-K
period 2013-03-31
MOTORCAR PARTS AMERICA INC
filed 2013-06-17
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2012, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $66,158,263 based on the closing sale price as reported on the NASDAQ Global Market.

There were 14,460,979 shares of common stock outstanding as of June 10, 2013.

DOCUMENTS INCORPORATED BY REFERENCE:
In accordance with General Instruction G(3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2013 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2013.

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

MOTORCAR PARTS OF AMERICA, INC.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” “MPA” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries. This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from the results discussed in any forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K generally.

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

PART I

Item 1. Business

General

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automobile parts. We have two reportable segments, rotating electrical and undercar product line.

Within the rotating electrical segment, we manufacture and remanufacture alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications.

Within the undercar product line segment, Fenco (as defined herein) remanufactures and distributes new and remanufactured steering components including rack and pinion, pumps and gears, brake calipers, master cylinders, and hub assembly and bearings for virtually all passenger and truck vehicles.

The current population of vehicles in North America is approximately 247 million and the average age of these vehicles is approximately 10 years. We believe the market for replacement parts is primarily driven by the age of vehicles and the miles driven. While an aged vehicle population is favorable today, miles driven continues to fluctuate primarily based on fuel prices.

The aftermarket for automobile parts is divided into two markets. The first market is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer.

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

Within the rotating electrical segment, the DIFM market is an attractive opportunity for growth. We are positioned to benefit from this market opportunity in two ways: (1) our auto parts retail customers are expanding their efforts to target the DIFM market and (2) we sell our products under private label and our own brand names directly to suppliers that focus on professional installers. In addition, we sell our products to OE manufacturers for distribution to the professional installer both for warranty replacement and their general aftermarket channels. We have been successful in growing sales in our rotating electrical segment to this market.

Financial information regarding our operating segments is included under “Financial Statements and Supplementary Data” in Part II, Item 8 of this Annual Report on Form 10-K.

Recent Developments

In May 2011, we purchased (i) all of the outstanding equity of Fenwick Automotive Products Limited (“FAPL”), (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company now owns 100% of Fapco.

Since our acquisition of Fenco on May 6, 2011, we have been implementing our undercar product line turnaround plan and our top priority continued to be improvement of the financial performance of our undercar product line business. The implementation of our undercar product line turnaround plan has taken longer and cost more than initially anticipated. Revenues generated by our undercar product line segment have not been sufficient to enable us to meet our operating expenses and otherwise implement our undercar product line turnaround plan. Fenco has incurred net losses of $135,260,000 and $62,814,000 for the years ended March 31, 2013 and 2012, respectively, and has an accumulated deficit of approximately $198,074,000 at March 31, 2013. Fenco continues to face capital and liquidity concerns. The Parent Company Financing Agreement (as defined herein) only permitted the Company to invest up to an additional $20,000,000 in Fenco, which it had done as of December 31, 2012. As of March 31, 2013, the Company had invested in Fenco $4,946,000 of equity, $52,631,000 of debt, $27,382,000 of accounts receivable in connection with our March 2011 consignment arrangement to provide goods in order to maintain the service levels for Fenco’s customers, and $1,782,000 of net inter-company balances. At March 31, 2013, the Company has established a specific charge-off accrual for the debt, accounts receivable and inter-company balances. Fenco has been unable to refinance its credit agreement or obtain additional sufficient capital to implement its turnaround plan. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph raising substantial doubt as to our ability to continue as a going concern.

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, we will likely deconsolidate the financial statements of Fenco from our consolidated financial statements during the first quarter of fiscal 2014. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc., filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2013, Fenco’s financial statements are included in the consolidated financial statements of the Company. Our consolidated financial statements are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

As a result of these challenges with Fenco, management has adjusted its focus. Going forward MPA’s focus will not include Fenco but will continue to be on its rotating electrical business and evaluating other opportunities. The outlook for rotating electrical continues to be strong with over 240 million vehicles on the road with an average age of over 10 years. Vehicles older than 7 years generally experience higher replacement rates for the alternators and starters. As such these metrics indicate an ongoing growth opportunity for rotating electrical. MPA’s rotating electrical business has continued to have strong liquidity which will be further enhanced by the tax benefits associated with the write-off of the Fenco investments.

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

We remanufacture automobile parts for virtually all import and domestic vehicles sold in North America.  We believe most of our automobile parts are non-elective replacement parts in all makes and models of vehicles because they are required for a vehicle to operate.

The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different alternators and starters required to service import and domestic cars and light trucks. We carry over 4,200 stock keeping units (“SKUs”) for alternators and starters which cover applications for most import and domestic cars and light trucks and over 4,100 SKUs for heavy duty and a variety of agricultural and industrial applications. These products are sold under our customers’ widely recognized private label brand names and our Quality-Built®, Xtreme®, Reliance™ and other brand names.

Prior to its bankruptcy filing, Fenco remanufactured and distributed new and remanufactured steering components including rack and pinion, pumps and gears, brake calipers, master cylinders, and hub assembly and bearings for virtually all passenger and truck vehicles. Fenco sold remanufactured products under the Fenco™ brand name and new products under the Dynapak® brand name. Fenco carried over 16,000 SKUs for virtually all passenger and truck vehicles. We do not undertake to update any developments in the business of Fenco following its bankruptcy.

Customers: Customer Concentration

We serve all of the largest retail automotive chain stores including AutoZone, Advance, Genuine Parts (NAPA), O’Reilly, Pep Boys, with an aggregate of approximately 14,000 retail outlets as well as a diverse group of automotive warehouse distributors and OES customers.

While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2013, 2012 and 2011, sales to our three largest customers constituted approximately 72%, 64% and 71%, respectively, of our consolidated net sales, and sales to our largest customer, AutoZone, constituted approximately 41%, 41% and 48%, respectively, of our consolidated net sales, including products in both our segments. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer in our rotating electrical product line could have a materially adverse impact upon us.

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

We believe that the reputations for quality and customer service that a supplier provides are significant factors in our customers’ purchase decisions. We believe that our ability to provide quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support distinguishes us from many of our competitors and provides a competitive advantage. In addition, we believe favorable price and extended payment terms are also very important competitive factors in customers’ purchase decisions.

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

Our remanufacturing processes combine product families with similar configurations into dedicated factory work cells. This remanufacturing process, known as “lean manufacturing,” replaced the more traditional assembly line approach we had previously utilized and eliminated a large number of inventory moves and the need to track inventory movement through the remanufacturing process. This lean manufacturing process has been fully implemented at all of our production facilities.  This lean manufacturing approach enables us to significantly reduce the time it takes to produce a finished product. We continue to explore opportunities for improving efficiencies in our remanufacturing process.

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

Return Rights. Under our customer agreements and general industry practice, our customers are allowed stock adjustments when their inventory of certain product lines exceeds the inventory necessary to support sales to end-user consumers. Customers have various contractual rights for stock adjustments which are typically in the range of 3%-5% of total consolidated units sold. In some instances, we allow a higher level of returns in connection with a significant update order. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. We allow this general right of return regardless of whether the returned item is defective. We seek to limit the aggregate of stock adjustment and other customer returns, including general right of return, to less than 20% of unit sales. Stock adjustment returns do not occur at any specific time during the year.

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

Supplier Relationships. We purchase new products from suppliers for resale, primarily by Fenco in our undercar product line segment. We have entered into a long-term strategic relationship with Wanxiang America Corporation (the “Supplier”) wherein it has the right to supply new automotive parts and components required by Fenco from third party suppliers, provided that the Supplier matches or betters pricing and other material terms of third party suppliers for all parts of comparable quality that Fenco requires.

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

Employees. We had 2,756 employees at March 31, 2013, compared to 3,340 employees at March 31, 2012. Of these 457 employees were located in the U.S., 56 in Canada, 1,998 in Mexico, and 245 at our Singapore and Malaysian facilities, at March 31, 2013. Approximately 298 of these employees were administrative personnel, of which 24 were engaged in sales.  A union represents approximately 1,861 employees at our Mexico facilities. All other employees are non-union. We consider our relations with our employees to be satisfactory.

As of June 10, 2013, Fenco filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware and terminated employment of its 904 employees.

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

Our consolidated net sales are concentrated among a small number of large customers. During fiscal 2013, sales to our three largest customers constituted approximately 72% of our consolidated net sales, and sales to our largest customer constituted approximately 41% of our consolidated net sales. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of any of our major customers. The loss or significant decline of sales to any of our major customers could adversely affect our business, results of operations and financial condition.

The bankruptcy process relating to Fenco may disrupt our relationships with customers, which could harm our business.

We have attempted to minimize the adverse effect of the bankruptcy of Fenco on our relationships with our customers, some of whom are also customers of Fenco.  Nonetheless, the full extent to which the bankruptcy process relating to Fenco will impact our relationships with our customers may not be known for some time.  Our relationships with our customers may be adversely impacted, and our operations could be materially and adversely affected.

We may be required to issue shares of our common stock or pay cash pursuant to the terms of our guarantee of obligations to a supplier of Fenco, which could result in dilution or reduce our liquidity.

In August 2012, we entered into an agreement with a supplier of Fenco that provided credit up to $22,000,000 related to the purchase of automotive parts and components by Fenco.  After July 1, 2014, the supplier has the right to exercise an option under which the supplier may settle up to $8,000,000 of Fenco’s obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding obligations.  The supplier also has the right to sell accrued interest to us for shares of our common stock at a price, subject to certain adjustments, that is the lower of (i) $7.75 per share and (ii) 105% of the market value of our common stock, which market value is defined in the terms of the guarantee.  As a result of these obligations, we could be liable for up to $22,000,000 of cash and issue an aggregate of 2,604,600 shares of common stock.  This liability could reduce our liquidity if we do not refinance it, and could also be dilutive to shareholders if such shares are issued. The principal amount is due under the Fenco credit agreement but payment is subordinated to the Parent Company Financing Agreement (as defined herein).

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

In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange program with our customers, and component parts from third-party manufacturers. Historically, the Used Cores returned from customers together with purchases from core brokers have provided us with an adequate supply of Used Cores. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities would be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.

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

Our stock price may decline substantially as a result of the volatile nature of the stock market and other factors beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including (i) our operating results failing to meet the expectations of securities analysts or investors in any quarter, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public or private sales of a substantial number of shares of our common stock, and (v) adverse changes in general market conditions or economic trends. Our stock price has ranged from $3.96 to $15.86 per share since the acquisition of Fenco on May 6, 2011.

Unfavorable currency exchange rate fluctuations could adversely affect us.

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings.

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

A significant portion of certain automotive parts are imported from suppliers located outside the U.S., including various countries in Asia. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as:

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

Management has identified a material weakness in our internal control over financial reporting at Fenco that affected our financial statements for the first two quarters of fiscal 2013. This material weakness in our internal control over financial reporting was related to the following factors: the inadequacy of systems required to segregate and account for certain transactions accurately; the failure of financial policies and procedures at Fenco to provide for effective oversight and review of the reconciliation of accounts at month or quarter ends; and the inadequacy of the overall accounting skill set at Fenco for diligent and consistent performance of key accounting controls. These factors resulted in Fenco’s inability to complete the financial closing process on a timely and accurate basis. As a result of our failure to meet our periodic reporting obligations in a timely manner, we had received notices from the National Association of Securities Dealers Automated Quotation ("NASDAQ”) regarding our failure to maintain the listing standards for our common stock. We were in full compliance with the NASDAQ listing standards in connection with the filing of the quarterly report on Form 10-Q with the SEC for the second quarter of fiscal 2013 in December 2012.

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

As of March 31, 2013, we identified the following impairment indicators in our undercar product line segment: (i) continued losses from Fenco operations, (ii) lower forecasted future revenues, (iii) negative working capital position, (iv) additional financing needs, and (v) the anticipated filing for bankruptcy. As a result of the annual goodwill impairment analysis and intangible asset impairment analysis performed during the fourth quarter of fiscal 2013, we concluded that goodwill and intangible assets for our undercar product line segment were fully impaired, therefore, we recorded a non-cash goodwill and intangible asset impairment charge of $68,356,000 and $16,330,000 during fiscal 2013, respectively.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

Merchandise manufactured overseas represents a part of our total product purchases. A disruption in the shipping or cost of such merchandise may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Merchandise from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported merchandise include disruptions in the shipping and importation or increase in the costs of imported products. For example, common risks may be:

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

Our auditors have included an explanatory paragraph expressing substantial doubt as to the ability of the consolidated companies (as defined herein) to continue as a going concern as of March 31, 2013 as a result of losses from its Fenco operations.

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, we will likely deconsolidate the financial statements of Fenco from our consolidated financial statements during the first quarter of fiscal 2014. On June 10, 2013, Fenco filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2013, Fenco’s financial statements are included in the consolidated financial statements of the Company. Our consolidated financial statements are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

As a result of these challenges with Fenco, management has adjusted its focus. Going forward MPA’s focus will not include Fenco but will continue to be on its rotating electrical business and evaluating other opportunities. The outlook for rotating electrical continues to be strong with over 240 million vehicles on the road with an average age of over 10 years. Vehicles older than 7 years generally experience higher replacement rates for the alternators and starters. As such these metrics indicate an ongoing growth opportunity for rotating electrical. MPA’s rotating electrical business has continued to have strong liquidity which will be further enhanced by the tax benefits associated with the write-off of the Fenco investments.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location, type of facility, square footage and ownership interest in each of our facilities.

		Approx.	Leased	Date of
		Square	or	Lease
Location	Type of Facility	Feet	Owned	Expiration
Rotating Electrical
Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2022
Tijuana, Mexico (1)	Remanufacturing, Warehouse, and Office	311,000	Leased	April 2015
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	60,000	Leased	Various through November 2014
Shanghai, China	Warehouse and Office	27,000	Leased	March 2016
Undercar Product Line (2)
Lock Haven, PA (1)	Warehouse and Distribution	320,000	Leased	November 2014
Lock Haven, PA	Technical Center	50,000	Owned	-
Monterrey, Mexico (1)	Industrial and Office	183,000	Leased	July 2021
Toronto, Canada	Office and Warehouse	45,000	Leased	December 2013

(1)            We have an option to extend the lease term for two additional 5-year periods.

(2)            During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, we will likely deconsolidate the financial statements of Fenco from our consolidated financial statements during the first quarter of fiscal 2014.

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

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, we will likely deconsolidate the financial statements of Fenco from our consolidated financial statements during the first quarter of fiscal 2014. (See Notes 1 and 23 of the Notes to Consolidated Financial Statements.)

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. The following table sets forth the high and low sale prices for our common stock during fiscal 2013 and 2012.

	Fiscal 2013		Fiscal 2012
	High	Low	High	Low
1st Quarter	$10.00	$4.04	$15.86	$12.95
2nd Quarter	$5.16	$3.96	$15.75	$8.12
3rd Quarter	$6.85	$4.22	$10.42	$6.70
4th Quarter	$7.30	$5.30	$10.10	$6.33

As of June 10, 2013, there were 14,460,979 shares of common stock outstanding held by 36 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lenders prohibits the payment of dividends, except stock dividends, without the lenders’ prior consent.

Share Repurchase Program

In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. The program does not have an expiration date. Under this program, we have repurchased and retired a total of 67,347 shares at a total cost of approximately $389,000 up to the year ended March 31, 2013. Our credit agreements currently prohibit such repurchases.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of March 31, 2013:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders	1,970,084	(1)	$8.73	1,135,033	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,970,084		$8.73	1,135,033

(1)	Consists of options issued pursuant to our 1994 Employee Stock Option Plan, 1996 Employee Stock Option Plan, 1994 Non-Employee Director Stock Option Plan, 2003 Long-Term Incentive Plan, 2004 Non-Employee Director Stock Option Plan, and 2010 Incentive Award Plan.
(2)	Consists of options available for issuance under our 2010 Incentive Award Plan and 2004 Non-Employee Director Stock Option Plan.

Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2013 with the NASDAQ Composite Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2008 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2013

Item 6.  Selected Financial Data

The following selected historical consolidated financial information for the periods indicated below has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto. The acquisition of Fenco on May 6, 2011, has had a significant impact on the comparability of results.

	Fiscal Years Ended March 31,
Income Statement Data	2013	2012	2011	2010	2009

Net sales	$406,266,000	$363,687,000	$161,285,000	$147,225,000	$134,866,000
Operating (loss) income	(88,825,000)	(27,487,000)	25,384,000	18,307,000	10,642,000
Net (loss) income	(91,511,000)	(48,514,000)	12,220,000	9,646,000	3,857,000
Basic net (loss) income per share	$(6.39)	$(3.90)	$1.01	$0.80	$0.32
Diluted net (loss) income per share	$(6.39)	$(3.90)	$0.99	$0.80	$0.32

	March 31,
Balance Sheet Data	2013	2012	2011	2010	2009

Total assets	$367,074,000	$501,898,000	$191,865,000	$163,480,000	$159,588,000
Working capital	(67,142,000)	(2,188,000)	1,395,000	3,399,000	(3,569,000)
Revolving loan	-	48,884,000	-	-	21,600,000
Term loan	84,010,000	85,000,000	7,500,000	9,500,000	-
Capital lease obligations	398,000	662,000	834,000	1,398,000	3,022,000
Other long term liabilities	70,573,000	124,228,000	9,984,000	7,056,000	7,364,000
Shareholders’ equity	$(3,514,000)	$73,619,000	$117,177,000	$103,620,000	$93,083,000

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: the bankruptcy of Fenco, concentration of sales to certain customers, changes in our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our credit agreements and the lenders’ refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, the strategic cooperation agreement, and other factors discussed herein and in our other filings with the SEC.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automobile parts. We have two reportable segments, rotating electrical and undercar product line.

Within the rotating electrical segment, we manufacture and remanufacture alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications.

Within the undercar product line segment, Fenco remanufactures and distributes new and remanufactured steering components including rack and pinion, pumps and gears, brake calipers, master cylinders, and hub assembly and bearings for virtually all passenger and truck vehicles.

The current population of vehicles in North America is approximately 247 million and the average age of these vehicles is approximately 10 years. We believe the market for replacement parts is primarily driven by the age of vehicles and the miles driven. While an aged vehicle population is favorable today, miles driven continues to fluctuate primarily based on fuel prices.

The aftermarket for automobile parts is divided into two markets. The first market is the DIY market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the DIFM market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer.

Our products are distributed to both the DIY and DIFM markets and are distributed predominantly throughout North America. We sell our products to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES program. Demand and replacement rates for aftermarket remanufactured automobile parts generally increase with the age of vehicles and increases in miles driven.

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

Within the rotating electrical segment, the DIFM market is an attractive opportunity for growth. We are positioned to benefit from this market opportunity in two ways: (1) our auto parts retail customers are expanding their efforts to target the DIFM market and (2) we sell our products under private label and our own brand names directly to suppliers that focus on professional installers. In addition, we sell our products to OE manufacturers for distribution to the professional installer both for warranty replacement and their general aftermarket channels. We have been successful in growing sales in our rotating electrical segment to this market.

Recent Developments

Since our acquisition of Fenco on May 6, 2011, we have been implementing our undercar product line turnaround plan and our top priority continued to be improvement of the financial performance of our undercar product line business. The implementation of our undercar product line turnaround plan has taken longer and cost more than initially anticipated. Revenues generated by our undercar product line segment have not been sufficient to enable us to meet our operating expenses and otherwise implement our undercar product line turnaround plan. Fenco has incurred net losses of $135,260,000 and $62,814,000 for the years ended March 31, 2013 and 2012, respectively, and has an accumulated deficit of approximately $198,074,000 at March 31, 2013. Fenco continues to face capital and liquidity concerns. The Parent Company Financing Agreement only permitted the Company to invest up to an additional $20,000,000 in Fenco, which it had done as of December 31, 2012. As of March 31, 2013, the Company had invested in Fenco $4,946,000 of equity, $52,631,000 of debt, $27,382,000 of accounts receivable in connection with our March 2011 consignment arrangement to provide goods in order to maintain the service levels for Fenco’s customers, and $1,782,000 of net inter-company balances. At March 31, 2013, the Company has established a specific charge-off accrual for the debt, accounts receivable and inter-company balances. Fenco has been unable to refinance its credit agreement or obtain additional sufficient capital to implement its turnaround plan. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph raising substantial doubt as to our ability to continue as a going concern.

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, we will likely deconsolidate the financial statements of Fenco from our consolidated financial statements during the first quarter of fiscal 2014. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc., filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2013, Fenco’s financial statements are included in the consolidated financial statements of the Company. Our consolidated financial statements are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

As a result of these challenges with Fenco, management has adjusted its focus. Going forward MPA’s focus will not include Fenco but will continue to be on its rotating electrical business and evaluating other opportunities. The outlook for rotating electrical continues to be strong with over 240 million vehicles on the road with an average age of over 10 years. Vehicles older than 7 years generally experience higher replacement rates for the alternators and starters. As such these metrics indicate an ongoing growth opportunity for rotating electrical. MPA’s rotating electrical business has continued to have strong liquidity which will be further enhanced by the tax benefits associated with the write-off of the Fenco investments.

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

Segment Reporting

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), we have two reportable segments, rotating electrical and undercar product line, based on the way we manage, evaluate and internally report our business activities.

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

Non-core inventory is stated at the lower of cost or market. The cost of non-core inventory approximates average historical purchase prices paid, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:

•	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

•	Non-core work in process is in various stages of production and is valued at the average cost of materials issued to the open work orders. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

•	Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense these unallocated overhead as period costs. For the fiscal years ended March 31, 2013, 2012, and 2011, costs of approximately $1,561,000, $1,410,000, and $1,378,000, respectively, were considered unallocated overhead and thus excluded from the finished goods cost calculation and charged directly to cost of sales for our rotating electrical product line.

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

We record vendor discounts as reductions of inventories that are recognized as reductions to cost of sales as the inventories are sold.

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

We perform the annual goodwill impairment analysis in the fourth quarter of each fiscal year. We evaluate whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. As of March 31, 2013, we identified the following impairment indicators in our undercar product line segment: (i) continued losses from Fenco operations, (ii) lower forecasted future revenues, (iii) negative working capital position, (iv) additional financing needs, and (v) the anticipated filing for bankruptcy.

We determined the fair value of the undercar product line reporting unit using a liquidation scenario. For determining the fair value under the liquidation scenario, we used total assets minus estimated liquidation expenses to arrive to the proceeds available for senior secured creditors.  Based on the results of the goodwill impairment test, the reporting unit’s carrying value exceeded its fair value, indicating an impairment of goodwill at March 31, 2013. We determined that goodwill was fully impaired as the implied fair value of goodwill within the reporting unit was zero and recorded a non-cash goodwill impairment charge of $68,356,000 as disclosed in the consolidated statement of operations. After recording the impairment charge, the undercar product line segment had no goodwill remaining in the consolidated balance sheet at March 31, 2013.

Intangible Assets

Our intangible assets other than goodwill are finite–lived and amortized on a straight line basis over their respective useful lives, and are analyzed for impairment when and if indicators of impairment exist. As of March 31, 2013, there were no indicators of impairment for our rotating electrical product line. However, we noted impairment indicators for our undercar product line segment as described above. Therefore, we performed an impairment test of the undercar product line segment’s intangible assets and concluded that such intangible assets were fully impaired as of March 31, 2013.

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

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Management reviews the Company’s deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. As a result of Fenco’s cumulative losses in certain jurisdictions, a determination was made to establish a valuation allowance against the related deferred tax assets as it is not more likely than not that such assets will be realized. For all other jurisdictions, management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, management considers long-term agreements and Remanufactured Core purchase obligations with our major customers that expire at various dates through March 2019. Management also periodically compares the forecasts to actual results. Even though there can be no assurance that the forecasted results will be achieved, the history of income in all other jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

Financial Risk Management and Derivatives

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. As a result of our significant operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any changes in the fair value of foreign exchange contracts are accounted for as an increase or decrease to general and administrative expenses in current period earnings.

Share-based Payments

In accounting for share-based compensation awards, we follow the accounting guidance for equity-based compensation, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost of equity instruments is recognized in the consolidated statement of operations on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

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

Testing Goodwill for Impairment

In September 2011, the FASB issued an amendment which gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step goodwill impairment test is unnecessary. If an entity determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then it is required to perform the first step of the two-step goodwill impairment test. If the carrying value of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance on April 1, 2012 did not have any impact on our consolidated financial position and results of operations.

Subsequent Events

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, we will likely deconsolidate the financial statements of Fenco from our consolidated financial statements during the first quarter of fiscal 2014. On June 10, 2013, Fenco filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2013, Fenco’s financial statements are included in the consolidated financial statements of the Company. Our consolidated financial statements are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein. The acquisition of Fenco on May 6, 2011 has had a significant impact on the comparability of results as discussed below. As a result of this acquisition, we reassessed and revised our segment reporting to reflect two reportable segments, rotating electrical and undercar product line, based on the way we manage, evaluate and internally report our business activities.

The following table summarizes certain key operating data for the periods indicated:

	Rotating	Undercar
Fiscal Years Ended March 31,	Electrical	Product Line	Consolidated
2013
Gross profit percentage	32.5%	(7.0)%	13.7%
Cash flow used in operations	$(4,969,000)	$(26,092,000)	$(31,061,000)
Finished goods turnover (1)	7.7	5.0	5.8
Return on equity (2)	-	-	(119.9)%

2012
Gross profit percentage	31.8%	(16.0)%	7.6%
Cash flow provided by (used in) operations	$15,464,000	$(53,952,000)	$(38,488,000)
Finished goods turnover (1)	6.5	3.7	4.4
Return on equity (2)	-	-	(41.4)%

2011
Gross profit percentage	31.9%	-	31.9%
Cash flow provided by operations	$10,735,000	$-	$10,735,000
Finished goods turnover (1)	5.2	-	5.2
Return on equity (2)	-	-	11.8%

(1)	Finished goods inventory turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn production into revenues.

(2)	Return on equity is computed as net income for the fiscal year divided by shareholders’ equity at the beginning of the fiscal year and measures our ability to invest shareholders’ funds profitably.

Fiscal 2013 Compared to Fiscal 2012

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for fiscal 2013 and fiscal 2012:

	Rotating	Undercar
Fiscal Years Ended March 31,	Electrical	Product Line	Eliminations	Consolidated

2013
Net sales to external customers	$213,151,000	$193,115,000	$-	$406,266,000
Cost of goods sold	143,810,000	206,728,000	-	350,538,000
Gross profit (loss)	69,341,000	(13,613,000)	-	55,728,000
Cost of goods sold as a percentage of net sales	67.5%	107.0%	-	86.3%
Gross profit (loss) percentage	32.5%	(7.0)%	-	13.7%

2012
Net sales	$178,551,000	$185,136,000	$-	$363,687,000
Intersegment revenue, net of cost	1,853,000	-	(1,853,000)	-
Cost of goods sold	123,072,000	214,761,000	(1,853,000)	335,980,000
Gross profit (loss)	57,332,000	(29,625,000)	-	27,707,000
Cost of goods sold as a percentage of net sales	68.2%	116.0%	-	92.4%
Gross profit (loss) percentage	31.8%	(16.0)%	-	7.6%

Net Sales. Our consolidated net sales for fiscal 2013 increased by $42,579,000, or 11.7%, to $406,266,000 compared to consolidated net sales for fiscal 2012 of $363,687,000.

•	Rotating electrical product line

The net sales in our rotating electrical product line segment increased by $34,600,000 or 19.4%, to $213,151,000 for fiscal 2013 compared to net sales of $178,551,000 for fiscal 2012. The increase in net sales in our rotating electrical product line segment was the result of (i) new business awarded by one of our major customers, (ii) certain new customers acquired during fiscal 2013, and (iii) overall increase in net sales to our other existing customers.

•	Undercar product line

The net sales in our undercar product line segment increased by $7,979,000 or 4.3%, to $193,115,000 for fiscal 2013 compared to net sales of $185,136,000 for fiscal 2012. This increase in net sales was due entirely to the recognition of approximately $50,783,000 in revenue from the reduction in Fenco’s obligation to provide a credit for a major customer’s Remanufactured Cores. This increase was offset by (i) decreased sales resulting from the transition out of a certain customer relationship, (ii) vendor support allowances of $1,145,000, (iii) a $751,000 allowance Fenco provided to one of its major customers, (iv) $665,000 in allowances granted to a major customer as Fenco transitioned out of the relationship, and (v) a $355,000 allowance to a customer in connection with a return of certain products.

We also posted an accrual for $4,244,000 to accommodate the additional expense required based on the agreement with certain customers to evaluate their inventory offerings and, in partnership with them, develop a new mix of products to be offered by these customers.  In addition, during the fourth quarter of fiscal year 2013, Fenco net sales were favorably impacted by $1,854,000 in connection with our general right of return accruals due to the transition out of a certain customer relationship.

Fill rate penalties during fiscal 2013 and 2012 were $1,671,000 and $4,795,000, respectively. The $1,671,000 fill rate penalty expense, however, was the result of actual fill rate fines of $3,212,000 offset by the reduction of $1,541,000 in the accrued fill rate fines related primarily to a major customer with whom Fenco discontinued its relationship during the quarter ending December 31, 2012.

Cost of Goods Sold/Gross Profit. Our consolidated cost of goods sold as a percentage of consolidated net sales decreased during fiscal 2013 to 86.3% from 92.4% for fiscal 2012, resulting in a corresponding increase in our consolidated gross profit percentage of 6.1% to 13.7% for fiscal 2013 from 7.6% for fiscal 2012.

•	Rotating electrical product line

The gross profit percentage in our rotating electrical product line during fiscal 2013 increased to 32.5% from 31.8% during fiscal 2012. This increase in gross profit percentage in our rotating electrical product line for fiscal 2013 is a result of lower per unit manufacturing costs, partially offset by $1,665,000 of marketing and certain other allowances made in connection with the purchase of inventory from a new customer we acquired in the first quarter of fiscal 2013.

•	Undercar product line

The gross profit percentage in our undercar product line was negative 7.0% and negative 16.0% for fiscal 2013 and 2012, respectively. Our gross profit for fiscal 2013 was positively impacted by the recognition of $19,134,000 gross profit related to the recognition of revenue and costs of goods sold from the reduction of Fenco’s obligation to provide a credit for a major customer’s Remanufactured Cores. This increase in our gross profit was partly offset by significant under-absorption of manufacturing, warehousing and distribution costs resulting from lower production levels due to the loss of a major customer in the third quarter of fiscal 2013.

During the fiscal year ended March 31, 2013, we also had additional cost of goods sold of $2,285,000 related to the agreement with certain customers to evaluate their inventory offerings and, in partnership with them, develop a new mix of products to be offered by these customers.

In addition, our gross profit in our undercar product line during fiscal 2013 was further impacted by (i) $13,208,000 of increased provision for inventory reserves, (ii) losses of $7,115,000 related to certain unprofitable product lines Fenco stopped selling and supporting, (iii) termination fees of $1,402,000 related to an agreement to terminate services with one of Fenco’s third-party logistics service providers, (iv) severance costs related to Fenco’s production workforce of $1,272,000, and (v) premium freight cost of $367,000.

Operating Expenses

The following table summarizes operating expenses by segment for the fiscal 2013 and 2012:

	Rotating	Undercar
Fiscal Years Ended March 31,	Electrical	Product Line	Eliminations	Consolidated

2013
General and administrative	$107,602,000	$18,719,000	$(81,795,000)	$44,526,000
Sales and marketing	7,290,000	5,423,000	-	12,713,000
Research and development	1,930,000	698,000	-	2,628,000
Impairment of goodwill and intangible assets	-	84,686,000	-	84,686,000

Percent of net sales

General and administrative	50.5%	9.7%	-	11.0%
Sales and marketing	3.4%	2.8%	-	3.1%
Research and development	0.9%	0.4%	-	0.6%
Impairment of goodwill and intangible assets	-%	43.9%	-	20.8%

2012
General and administrative	$20,621,000	$18,260,000	$-	$38,881,000
Sales and marketing	7,659,000	5,145,000	-	12,804,000
Research and development	1,765,000	-	-	1,765,000
Impairment of plant and equipment	-	1,031,000	-	1,031,000
Acquisition costs	713,000	-	-	713,000

Percent of net sales

General and administrative	11.5%	9.9%	-	10.7%
Sales and marketing	4.3%	2.8%	-	3.5%
Research and development	1.0%	-	-	0.5%
Impairment of plant and equipment	-	0.6%	-	0.3%
Acquisition costs	0.4%	-	-	0.2%

General and Administrative. Our consolidated general and administrative expenses for fiscal 2013 were $44,526,000, which represents an increase of $5,645,000, or 14.5%, from general and administrative expenses for fiscal 2012 of $38,881,000.

•	Rotating electrical product line

Our general and administrative expenses for rotating electrical product line segment increased from $20,621,000 in fiscal 2012 to $107,602,000 in fiscal 2013, which represents an increase of $86,981,000. This increase in our general and administrative expenses was due primarily to (i) the establishment of a $52,631,000 specific charge-off accrual for the long-term note receivable and accrued interest due from Fenco, (ii) the establishment of a $27,382,000 specific charge-off accrual for the receivable due from Fenco in connection with our March 2011 consignment agreement to provide goods in order to maintain the service levels for Fenco’s customers, (iii) the establishment of a $1,782,000 specific charge-off accrual for the net inter-company receivable due from Fenco, and (iv) $350,000 in professional fees incurred in connection with the restructuring of Fenco. Our prior year general and administrative expenses included $1,292,000 of professional services and travel incurred in connection with our Fenco operations.

In addition, our fiscal 2013 general and administrative expenses increased due to (a) $1,031,000 of increased share-based compensation expense, (b) $822,000 of increased legal fees, (c) $675,000 for liquidated damages paid in connection with our April 2012 private placement, (d) $658,000 of increased general and administrative expenses at our offshore locations, (e) $650,000 of accrual established related to the termination of our consulting agreement with Mel Marks, (f) $514,000 of increased salaries and wages, (g) $481,000 of increased consulting expenses primarily related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (h) $389,000 recorded due to the change in the fair value of the warrants during fiscal 2013, (i) $369,000 of increased expenses for work related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (j) $332,000 of incentives paid to certain executives, and (k) $215,000 of increased expenses in connection with our income tax planning work. During fiscal 2013, we also recorded a gain of $804,000 due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a loss of $476,000 recorded during fiscal 2012.

•	Undercar product line

Our general and administrative expenses for undercar product line segment increased from $18,260,000 in fiscal 2012 to $18,719,000 in fiscal 2013, which represents an increase of $459,000. This increase of $459,000 in general and administrative expenses was primarily attributable to (i) $1,812,000 of increased professional services fees and other consulting fees, (ii) $1,429,000 of severance incurred in connection with the reduction in workforce in the second quarter of fiscal 2013 at Fenco’s office located in Canada, and (iii) $546,000 of increased bad debt expense. These increases in general and administrative expenses were partly offset by lower employee-related expenses and general office expenses due to the reduction in workforce at Fenco’s office located in Canada.

During fiscal 2013, we changed a certain inter-segment allocation as described below.

During the third quarter of fiscal 2013, our general and administrative expenses for our rotating electrical segment were negatively impacted by $982,000 of expenses incurred in connection with the undercar product line segment’s initial implementation work related to the Company’s compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  These expenses were previously recorded by our undercar product line segment.  This inter-segment allocation did not have any impact on our consolidated general and administrative expenses for fiscal 2013.

Sales and Marketing. Our consolidated sales and marketing expenses for fiscal 2013 decreased $91,000, or 0.7%, to $12,713,000 from $12,804,000 for fiscal 2012. The decrease of $369,000 from our rotating electrical product line was due primarily to (i) $238,000 of decreased travel and professional services incurred in connection with our Fenco operations and (ii) $114,000 of decreased employee-related expenses.

Sales and marketing expenses for our undercar product line increased $278,000 due primarily to $747,000 of severance due to the reduction in workforce, partly offset by $454,000 of decreased sales commissions and agent fees.

Research and Development. Our consolidated research and development expenses increased by $863,000, or 48.9%, to $2,628,000 for fiscal 2013 from $1,765,000 for fiscal 2012. The increase of $165,000 in research and development expenses from our rotating electrical product line was due primarily to increased employee-related expenses in fiscal 2013.

Research and development expenses for our undercar product line segment increased $698,000 due primarily to (i) $604,000 of increased employee-related expense and (ii) $54,000 of increased travel.

Impairment of goodwill and intangible assets. During fiscal 2013, our undercar product line segment recorded a non-cash goodwill and intangible asset impairment charge of $68,356,000 and $16,330,000, respectively. After recording the impairment charge, we had no goodwill or intangible assets attributable to our undercar product line segment remaining on our consolidated balance sheet at March 31, 2013.

Impairment of Plant and Equipment. During fiscal 2012, Fenco discontinued the CV axle product line and shut down the related facility located in Bedford, New Hampshire. As a result Fenco recorded an impairment loss of approximately $1,031,000, which represents the write-off of the carrying amount of plant and equipment.

Acquisition Costs. During fiscal 2012, we incurred $713,000 of legal and professional fees in connection with the acquisition of Fenco.

Interest Expense

Interest Expense. Our interest expense reflects our increased leverage as a result of the acquisition of Fenco and the increase in the size of our business, and net consolidated interest expense for fiscal 2013 increased $10,151,000, or 71.2%, to $24,406,000 from $14,255,000 for fiscal 2012. This increase in net interest expense was attributable to (i) increased outstanding loan balances and higher interest rates incurred primarily by the rotating electrical product line segment during fiscal 2013 as compared to fiscal 2012, (ii) a contingent fee payable in connection with the third amendment and waiver to the Parent Company Financing Agreement (the “Third Amendment”), (iii) interest expense in connection with the purchase of consignment inventory from the Supplier for Fenco, and (iv) interest on certain vendor payable balances owed by the undercar product line segment.

Provision for Income Taxes

Income Tax. Our income tax expense was ($21,720,000) and $6,772,000 during fiscal 2013 and 2012, respectively, an effective rate of 19% and (16%) for fiscal 2013 and 2012, respectively. The primary change in the effective tax rate was due to the tax benefits of the specific charge-off accrual for the debt, accounts receivable, and inter-company balances from Fenco. Income tax expense, excluding the net losses of the Fenco operations, reflect income tax rates higher than the federal statutory tax rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in other foreign taxing jurisdictions.

In addition, any potential future income tax benefits associated with the net loss we incurred from Fenco operations during fiscal 2013 was not recognized due primarily to our assessment of the recoverability of these tax benefits. We have provided a valuation allowance against these net operating loss carryforwards as we determined that it is not more likely than not that the deferred asset will be realized.

Fiscal 2012 Compared to Fiscal 2011

Net Sales and Gross Profit

The following table summarizes net sales and gross profit by segment for fiscal 2012 and fiscal 2011:

	Rotating	Under-the-Car
Fiscal Years Ended March 31,	Electrical	Product Line	Eliminations	Consolidated

2012
Net sales to external customers	$178,551,000	$185,136,000	$-	$363,687,000
Intersegment revenue, net of cost	1,853,000	-	(1,853,000)	-
Cost of goods sold	123,072,000	214,761,000	(1,853,000)	335,980,000
Gross profit (loss)	57,332,000	(29,625,000)	-	27,707,000
Cost of goods sold as a percentage of net sales	68.2%	116.0%	-	92.4%
Gross profit (loss) percentage	31.8%	(16.0)%	-	7.6%

2011
Net sales	$161,285,000	$-	$-	$161,285,000
Cost of goods sold	109,903,000	-	-	109,903,000
Gross profit	51,382,000	-	-	51,382,000
Cost of goods sold as a percentage of net sales	68.1%	-	-	68.1%
Gross profit percentage	31.9%	-	-	31.9%

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

The gross profit percentage in our undercar product line was negative 16.0% for fiscal 2012 representing a negative gross profit of $29,625,000. This negative gross profit was due in part to low net sales prices and in part to higher production, warehousing and distribution costs. The net sales prices were lower primarily due to higher customer allowances and fill rate performance penalties.  Higher production, warehousing and distribution costs were due to the increase in under-absorption of manufacturing overhead on lower sales and production levels and the additional premium purchase and freight costs expended in the improving of our fill rates and ability to service our customers.

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

We also incurred additional expenses that impacted our gross profit percentage as follows:

•	We replaced and trained a large number of personnel at Fenco’s production facilities at Monterrey, Mexico at an approximate cost of $4,198,000
•	We made certain inventory purchases above our normal cost for $2,519,000 for inventory that was sold during fiscal 2012, and we incurred increased inbound freight expenses of $785,000

Finally, in connection with the Fenco acquisition, $3,746,000 was charged to cost of goods sold in our undercar product line related to the entire amount of fair value step-up of inventory acquired which was sold during the year ended March 31, 2012.

Operating Expenses

The following table summarizes operating expenses by segment for the fiscal 2012 and 2011:

	Rotating	Under-the-Car
Fiscal Years Ended March 31,	Electrical	Product Line	Eliminations	Consolidated

2012
General and administrative	$20,621,000	$18,260,000	$-	$38,881,000
Sales and marketing	7,659,000	5,145,000	-	12,804,000
Research and development	1,765,000	-	-	1,765,000
Impairment of plant and equipment	-	1,031,000	-	1,031,000
Acquisition costs	713,000	-	-	713,000

Percent of net sales

General and administrative	11.5%	9.9%	-	10.7%
Sales and marketing	4.3%	2.8%	-	3.5%
Research and development	1.0%	-%	-	0.5%
Impairment of plant and equipment	-%	0.6%	-	0.3%
Acquisition costs	0.4%	-%	-	0.2%

2011
General and administrative	$17,033,000	$-	$-	$17,033,000
Sales and marketing	6,537,000	-	-	6,537,000
Research and development	1,549,000	-	-	1,549,000
Acquisition costs	879,000	-	-	879,000

Percent of net sales

General and administrative	10.6%	-	-	10.6%
Sales and marketing	4.1%	-	-	4.1%
Research and development	1.0%	-	-	1.0%
Acquisition costs	0.5%	-	-	0.5%

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

General and administrative expenses for the undercar product line during fiscal 2012 were $18,260,000, and were primarily attributable to (i) $7,856,000 of employee-related expenses, (ii) $4,496,000 of professional services fees and other consulting fees, (iii) $1,965,000 of depreciation and amortization of intangible assets, (iv) $325,000 of bank financing charges, and (v) $97,000 for legal and professional fees incurred in connection with the Fenco Credit Agreement (as defined herein).

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

Sales and marketing expenses for the undercar product line were $5,145,000 and primarily include (i) $1,796,000 of employee-related expenses, (ii) $1,482,000 of advertising expenses, (iii) $980,000 of sales commissions and agent fees, and (iv) $873,000 of travel expenses.

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

Impairment of Plant and Equipment. Represents the write-off of the carrying amount of fixed assets as we discontinued the CV axle product line and shut-down the related facility located in Bedford, New Hampshire during fiscal 2012.

Acquisition Costs. We incurred $713,000 of legal and professional fees in connection with the Fenco acquisition during fiscal 2012.

Interest Expense

Interest Expense. Reflecting our increased leverage as a result of the acquisition of Fenco and the increase in the size of our business, net consolidated interest expense for fiscal 2012 increased $8,900,000, or 166.2%, to $14,255,000 from $5,355,000 fiscal 2011. This increase in net interest expense was primarily attributable to (i) interest expense incurred on the outstanding loan balances and the cost of receivables being discounted under the receivable discount programs by the undercar product line since our acquisition on May 6, 2011 and (ii) increased outstanding loan balances and higher interest rates incurred by the rotating electrical product line during fiscal 2012.

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

In addition, any potential future income tax benefits associated with the net loss we incurred from Fenco operations during fiscal 2012 were not recognized due primarily to our assessment of the recoverability of these tax benefits. We have provided a valuation allowance against these net operating loss carryforwards as we determined that it is not more likely than not that the deferred asset will be realized. During fiscal 2012, we recorded $165,000 of income tax expense specifically related to the Fenco subsidiaries located in Mexico, a separate tax jurisdiction.

Liquidity and Capital Resources

The following is a discussion of the Company on a consolidated basis, including Fenco. However, the Company has separate loan agreements and accounts payable and manages its cash for its rotating electrical segment separately from Fenco.

Overview

At March 31, 2013, we had consolidated negative working capital of $67,142,000, a ratio of current assets to current liabilities of 0.7:1, and cash of $19,434,000, compared to negative working capital of $2,188,000, a ratio of current assets to current liabilities of 1:1, and cash of $32,617,000 at March 31, 2012. At March 31, 2013, our rotating electrical segment had working capital of $32,676,000, a ratio of current assets to current liabilities of 1.5:1, and cash of $19,346,000 compared to working capital of $15,332,000, a ratio of current assets to current liabilities of 1.2:1, and cash of $32,379,000 at March 31, 2012.

During fiscal 2013, we used cash generated from the use of our receivable discount programs with certain of our major customers, from the private placement of our common stock, and our loans as our primary sources of liquidity. These sources were primarily used to pay down our accounts payable balances, towards the integration of our Fenco acquisition, and pay for the capital expenditure obligations.

For our rotating electrical business, we believe our cash on hand, short-term investments, use of receivable discount programs with certain of our major customers, amounts available under our credit agreement, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months.

Recent Developments

Since our acquisition of Fenco on May 6, 2011, we have been implementing our undercar product line turnaround plan and our top priority continued to be improvement of the financial performance of our undercar product line business. The implementation of our undercar product line turnaround plan has taken longer and cost more than initially anticipated. Revenues generated by our undercar product line segment have not been sufficient to enable us to meet our operating expenses and otherwise implement our undercar product line turnaround plan. Fenco has incurred net losses of $135,260,000 and $62,814,000 for the years ended March 31, 2013 and 2012, respectively, and has an accumulated deficit of approximately $198,074,000 at March 31, 2013. Fenco continues to face capital and liquidity concerns. The Parent Company Financing Agreement only permitted the Company to invest up to an additional $20,000,000 in Fenco, which it had done as of December 31, 2012. As of March 31, 2013, the Company had invested in Fenco $4,946,000 of equity, $52,631,000 of debt, $27,382,000 of accounts receivable in connection with our March 2011 consignment arrangement to provide goods in order to maintain the service levels for Fenco’s customers, and $1,782,000 of net inter-company balances. At March 31, 2013, the Company has established a specific charge-off accrual for the debt, accounts receivable and inter-company balances. Fenco has been unable to refinance its credit agreement or obtain additional sufficient capital to implement its turnaround plan. The report of our independent registered public accounting firm on our financial statements for the year ended March 31, 2013 contains an explanatory paragraph raising substantial doubt as to our ability to continue as a going concern.

As of March 31, 2013, the undercar product line segment had cash of $88,000, accounts payable of $74,601,000, total debt and capital lease obligations of $59,461,000, a net working capital deficit of $104,502,000.  As of March 31, 2013, the undercar product line segment had exceeded its borrowing capacity by $5,795,000 on the Fenco Credit Facility (as defined herein).

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, we will likely deconsolidate the financial statements of Fenco from our consolidated financial statements during the first quarter of fiscal 2014. On June 10, 2013, Fenco filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2013, Fenco’s financial statements are included in the consolidated financial statements of the Company. Our consolidated financial statements are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

As a result of these challenges with Fenco, management has adjusted its focus. Going forward MPA’s focus will not include Fenco but will continue to be on its rotating electrical business and evaluating other opportunities. The outlook for rotating electrical continues to be strong with over 240 million vehicles on the road with an average age of over 10 years. Vehicles older than 7 years generally experience higher replacement rates for the alternators and starters. As such these metrics indicate an ongoing growth opportunity for rotating electrical. MPA’s rotating electrical business has continued to have strong liquidity which will be further enhanced by the tax benefits associated with the write-off of the Fenco investments.

Cash Flows

Net cash used in operating activities was $31,061,000 and $38,488,000 during fiscal 2013 and 2012, respectively. The rotating electrical segment used cash from operations of $4,969,000 during fiscal 2013 compared to cash provided from operations of $15,464,000 during fiscal 2012. The significant changes in our operating activities for the rotating electrical segment were due primarily to the pay-down of accounts payable balances incurred in connection with the inventory provided to Fenco in fiscal 2012 to provide goods in order to maintain the service levels for Fenco’s customers, an increase in long-term core inventory due to higher sales, and a decrease in accounts receivable balances due to a higher balance of receivables discounted during fiscal 2013 compared to fiscal 2012. The undercar product line segment used cash from operations of $26,092,000 and $53,952,000 during fiscal 2013 and 2012, respectively. The significant changes in our undercar product line segment were due primarily to decreases in non-core inventory as Fenco continued to normalize its operations and reduced its inventory levels. In addition, Fenco’s core inventory levels and core returns accrual were decreased as it recognized approximately $50,783,000 in revenue from the reduction in it’s obligation to provide a credit for a major customer’s Remanufactured Cores which were previously recorded as a long-term core liability and $31,649,000 of the related long-term core inventory previously recorded in the consolidated balance sheet were recognized as cost of goods sold during fiscal 2013. Additionally, there was an increase in accounts receivables and a decrease in our accounts payable balances in our undercar product line segment.

Net cash used in investing activities was $4,069,000 and $1,591,000 during fiscal 2013 and 2012, respectively. Our capital expenditures for our rotating electrical segment during fiscal 2013 and 2012 were $2,330,000 and $1,010,000, respectively, primarily related to the purchase of equipment for our manufacturing facilities, improvements to our California facility, and software. Our capital expenditures for our undercar product line segment were $1,698,000 and $544,000 during fiscal 2013 and 2012, respectively, primarily related to the conversion of Fenco’s financial and operating systems to the application used at our corporate headquarters in Torrance, California and purchase of equipment for Fenco facilities.

Net cash provided by financing activities was $21,902,000 and $70,182,000 during fiscal 2013 and 2012, respectively. The rotating electrical segment provided cash from financing activities of $21,639,000 and $61,060,000 during fiscal 2013 and 2012, respectively. This decrease was due to decreased borrowings compared to fiscal 2012 partly offset by the net proceeds received from our private placement during fiscal 2013. The net cash provided by financing activities was used primarily to finance Fenco. The undercar product line segment provided cash from financing activities of $263,000 and $9,122,000 during fiscal 2013 and 2012, respectively. The decrease is due primarily to borrowing $393,000 under the Fenco Revolving Facility (as defined herein) during fiscal 2013 compared to the repayment of amounts outstanding under the Fenco Revolving Facility and borrowing $10,000,000 under the Fenco Term Loan (as defined herein) during fiscal 2012.

Capital Resources

Debt

We have the following outstanding credit agreements.

Parent Company Credit Agreement

We have a financing agreement (the “Parent Company Financing Agreement”) with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “Parent Company Loans”). The Parent Company Loans consist of: (i) term loans aggregating $75,000,000 (the “Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Parent Company Revolving Loans,”). The Parent Company Loans mature on January 17, 2017. The lenders hold a security interest in substantially all of the assets of our rotating electrical segment. The Parent Company Financing Agreement only permits us to invest up to $20,000,000 in Fenco, which we had done as of December 31, 2012.

In May 2012, we entered into a second amendment to the Parent Company Financing Agreement (the “Second Amendment”) and borrowed an additional $10,000,000, for an aggregate of $85,000,000 (the “Amended Parent Company Term Loans”) in term loans. The Second Amendment, among other things, modified the interest rates per annum applicable to the Amended Parent Company Term Loans. The Amended Parent Company Term Loans will bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%. The Amended Parent Company Term Loans require quarterly principal payments of $250,000 beginning on October 1, 2012 and increase to $600,000 per quarter on April 1, 2013 and to $1,350,000 on October 1, 2013 until the final maturity date. Among other things, the Second Amendment provides for certain amended financial covenants, and requires that we maintain cash and cash equivalents of up to $10,000,000 in the aggregate until our obligations with respect to a significant supplier have ceased.

In connection with the Second Amendment, we issued a warrant (the “Cerberus Warrant”) to Cerberus Business Finance, LLC. Pursuant to the Cerberus Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of our common stock for an initial exercise price of $17.00 per share for a period of five years. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. As a result of the issuance of the Supplier Warrant (as defined herein) in August 2012 at an initial exercise price of $7.75 per share, the exercise price of the Cerberus Warrant was reduced to $7.75 per share. As the exercise price of the Cerberus Warrant was reduced, the number of shares of our common stock that may be purchased upon the exercise of the Cerberus Warrant was increased to 219,355 so that the aggregate exercise price of the Cerberus Warrant after the adjustment is the same as the aggregate exercise price prior to the adjustment. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $607,000 at May 24, 2012 and $375,000 at March 31, 2013. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at March 31, 2013. During fiscal 2013, a gain of $232,000 was recorded in general and administrative expenses due to the change in the fair value of the Cerberus Warrant.

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

In December 2012, we entered into a fourth amendment to the Parent Company Financing Agreement which, among other things, permitted us to repurchase shares pursuant to the stock repurchase agreement with Mel Marks, our founder, a member of our Board of Directors and consultant to the Company, and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks.

In connection with the option purchase agreement, we entered into a fifth amendment to the Parent Company Financing Agreement, which among other things, permitted us to purchase Mr. Joffe’s stock options pursuant to the option purchase agreement.

On June 14, 2013, we entered into a sixth amendment to the Parent Company Financing Agreement (the “Sixth Amendment”), under the terms of which the agents and lenders agreed to waive any event of default that would otherwise arise under the Parent Company Financing Agreement due to the qualification in the opinion by the Company’s certified public accountants with respect to the financial statements for the fiscal year ended March 31, 2013.  In addition, the Sixth Amendment (i) added a reporting requirement with respect to the Company’s liquidity levels and certain inventory purchases and (ii) added a financial covenant under which the Company must maintain the following levels of liquidity on the following dates unless otherwise consented to by the lenders: on June 28, 2013, an aggregate amount of at least $25,000,000, subject to certain adjustments; on July 31, 2013, an aggregate amount of at least $26,000,000, subject to certain adjustments; and on August 30, 2013, an aggregate amount of at least $27,000,000, subject to certain adjustments.

The Parent Company Financing Agreement, as amended, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated EBITDA. We were in compliance with all financial covenants and reporting requirements under the Parent Company Financing Agreement, as amended, as of March 31, 2013.

The following table summarizes the financial covenants required under the Parent Company Financing Agreement as of March 31, 2013:

	Calculation as of March 31, 2013	Financial covenants required per the Parent Company Financing Agreement
Maximum senior leverage ratio	2.10	3.05
Minimum fixed charge coverage ratio	1.53	1.15
Minimum consolidated EBITDA	$40,243,000	$29,750,000

There was no outstanding balance on the Parent Company Revolving Loans at March 31, 2013 and 2012. As of March 31, 2013, $18,878,000 was available under the Parent Company Revolving Loans. We had reserved $626,000 of the Parent Company Revolving Loans for standby letters of credit for workers’ compensation insurance and $1,179,000 for commercial letters of credit as of March 31, 2013.

Fenco Credit Agreement

Our wholly-owned subsidiaries, FAPL and Introcan, as borrowers (the “Fenco Borrowers”), entered into an amended and restated credit agreement, dated May 6, 2011 (the “Fenco Credit Agreement”) with Manufacturers and Traders Trust Company as lead arranger, M&T Bank as lender and administrative agent and the other lenders from time to time party thereto (the “Fenco Lenders”). Pursuant to the Fenco Credit Agreement, the Fenco Lenders have made available to the Fenco Borrowers a revolving credit facility in the maximum principal amount of $50,000,000 (the “Fenco Revolving Facility”) and a term loan in the principal amount of $10,000,000 (the “Fenco Term Loan”). The availability of the Fenco Revolving Facility is subject to a borrowing base calculation consisting of eligible accounts receivable and eligible inventory.

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

In February 2013, Fenco entered into a third amendment to the Fenco Credit Agreement with the Fenco lenders which, among other things, (i) amended the maximum amount of the revolving facility available after February 1, 2013 from $50,000,000 to $50,712,000, (ii) removed the excess availability requirement, and (iii) amended the revolving facility margin limit.

The outstanding balance on the Fenco Revolving Facility was $49,277,000 and $48,884,000 at March 31, 2013 and 2012, respectively. As of March 31, 2013, approximately $712,000 was reserved for standby commercial letters of credit and $118,000 was reserved for certain expenses. In addition, $300,000 of this Fenco Revolving Facility was reserved for Canadian operations use. As of March 31, 2013, Fenco had exceeded its borrowing capacity by $5,795,000 on the Fenco Credit Facility. The Fenco Lenders hold a security interest in substantially all of the assets of Fenco.

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

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain a minimum EBITDA of not less than $6,100,000 for the period from September 1, 2012 to March 31, 2013. As of March 31, 2013, the Fenco Borrowers were not in compliance with this financial covenant under the Fenco Credit Agreement. As a result, the Fenco Revolving Facility and the Fenco Term Loan have been classified as debt in default within current liabilities in the consolidated balance sheet at March 31, 2013.

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, we will likely deconsolidate the financial statements of Fenco from our consolidated financial statements during the first quarter of fiscal 2014. On June 10, 2013, Fenco filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2013, Fenco’s financial statements are included in the consolidated financial statements of the Company. Our consolidated financial statements are prepared assuming we will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

Strategic Cooperation Agreement

In August 2012, we entered into a revolving agreement (the “Agreement”) with the Supplier and Fenco. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate amount not to exceed $22,000,000 (the “Fenco Credit Line”) of which $2,000,000 would only be available for accrued interest and other amounts payable (the “Obligation”). Payment for all purchases would be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date would bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that Fenco on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to exercise the Receivable Sale Option under which the Supplier may settle up to $8,000,000 (the “Receivable Sale Option”) of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. Any outstanding Obligations settled by the Supplier would reduce the Fenco Credit Line. The Obligations under the Agreement are guaranteed by us and certain of our subsidiaries. As of March 31, 2013, we had approximately $19,000,000 outstanding under the Fenco Credit Line which was recorded in accounts payable in the consolidated balance sheet at March 31, 2013. Under the terms of the guarantee, the Supplier also has the right to sell accrued interest to us for shares of our common stock (the “Unpaid Interest Sale Option”) at a price, subject to certain adjustments, that is the lower of (i) $7.75 per share and (ii) 105% of the market value of our common stock, which market value is defined in the terms of the guarantee.

In connection with this Agreement, we also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. We are obligated to issue no more than an aggregate of 1,032,258 shares of our common stock in connection with the Receivable Sale Option and Supplier Warrant, and no more than an aggregate of 1,572,342 shares of our common stock in connection with the Unpaid Interest Sale Option. The Obligations under this Agreement are subordinated to our obligations under the Parent Company Financing Agreement. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $1,018,000 at August 22, 2012, and $1,639,000 at March 31, 2013. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at March 31, 2013. During fiscal 2013, a loss of $621,000 was recorded in general and administrative expenses due to the change in the fair value of the Supplier Warrant.

Our ability to comply in future periods with the financial covenants in the Parent Company Financing Agreement will depend on our ongoing financial and operating performance, which, in turn, will be subject to economic conditions and to financial, business and other factors, many of which are beyond our control and will be substantially dependent on the selling prices and demand for our products, customer demands for marketing allowances and other concessions, raw material costs, and our ability to successfully implement our overall business strategy. If a violation of any of the covenants in the Parent Company Financing Agreement occurs in the future, we would attempt to obtain a waiver or an amendment from our lenders. No assurance can be given that we would be successful in this regard.

Investment in Fenco

As of March 31, 2013, we had invested in Fenco $4,946,000 of equity, $52,631,000 of debt, $27,382,000 of accounts receivable in connection with our March 2011 consignment arrangement to provide goods in order to maintain the service levels for Fenco’s customers, and $1,782,000 of net inter-company balances. All of the debt and intercompany balances owed by Fenco to us are subordinated to the Fenco Revolving Facility, which is secured. We do not expect to recover any of this investment as a result of the Fenco bankruptcy. At March 31, 2013, we had established a specific charge-off accrual for the debt, accounts receivable and inter-company balances.

Receivable Discount Programs

We use receivable discount programs with certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow us to accelerate collection of customers’ receivables. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands or if the discount period is extended to reflect more favorable payment terms to customers. There can be no assurance that we will be able to continue these receivable discount programs with Fenco’s customers.

The following is a summary of the consolidated receivable discount programs:

	Years Ended March 31,
	2013	2012

Receivables discounted	$289,529,000	$280,278,000
Weighted average days	319	313
Weighted average discount rate	2.7%	2.9%
Amount of discount as interest expense	$6,914,000	$7,072,000

Off-Balance Sheet Arrangements

At March 31, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Share Repurchase Program

In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. The program does not have an expiration date. Under this program, we have repurchased and retired a total of 67,347 shares at a total cost of approximately $389,000 up to the year ended March 31, 2013. Our credit agreements currently prohibit such repurchases.

Capital Expenditures and Commitments

Our capital expenditures were $4,028,000 during fiscal 2013. A significant portion of these expenditures relate to the purchase of equipment for our manufacturing and warehousing facilities and improvements to our California facility and software. We expect our fiscal 2014 capital expenditure for our current operations to be in the range of approximately $2,000,000 to $3,000,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

Rotating Electrical Product Line

The following summarizes our contractual obligations and other commitments as of March 31, 2013 for our rotating electrical product line and the effect such obligations could have on the cash flows of our rotating electrical product line in future periods:

	Payments Due by Period
		Less than	2 to 3	4 to 5	More than 5
Contractual Obligations	Total	1 year	years	years	years

Capital Lease Obligations (1)	$217,000	$186,000	$16,000	$15,000	$-
Operating Lease Obligations (2)	13,058,000	2,855,000	3,974,000	2,054,000	4,175,000
Term Loan	84,500,000	3,900,000	10,800,000	69,800,000	-
Other Long-Term Obligations (3)	43,177,000	14,956,000	14,105,000	8,375,000	5,741,000

Total	$140,952,000	$21,897,000	$28,895,000	$80,244,000	$9,916,000

(1)	Capital Lease Obligations represent amounts due under capital leases for various types of machinery and computer equipment.

(2)	Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in North America and Asia and for our Company automobile.

(3)	Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for long-term agreements to provide products over a defined period. We are not obligated to provide these marketing allowances should our business relationships end with these customers.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $1,116,000 of income taxes payable has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our balance sheets, reduced by the associated federal deduction for state taxes.

Undercar Product Line

The following summarizes our contractual obligations and other commitments as of March 31, 2013 for our undercar product line, and the effect such obligations could have on the cash flows of our undercar product line in future periods:

	Payments Due by Period
		Less than	2 to 3	4 to 5	More than 5
Contractual Obligations	Total	1 year	years	years	years

Capital Lease Obligations (1)	$206,000	$93,000	$65,000	$48,000	$-
Operating Lease Obligations (2)	9,874,000	1,670,000	2,339,000	2,109,000	3,756,000
Revolving Loan	49,277,000	49,277,000	-	-	-
Term Loan	10,000,000	10,000,000	-	-	-
Other Long-Term Obligations (3)	503,000	341,000	162,000	-	-

Total	$69,860,000	$61,381,000	$2,566,000	$2,157,000	$3,756,000

(1)	Capital Lease Obligations represent amounts due under capital leases for various types of machinery and computer equipment.

(2)	Operating Lease Obligations represent amounts due for rent under Fenco’s leases for office and warehouse facilities in North America and for Fenco’s Company automobiles.

(3)	Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for long-term agreements to provide products over a defined period. Fenco is not obligated to provide these marketing allowances should its business relationships end with these customers.

We are unable to reliably estimate the timing of future payments related to uncertain tax positions; therefore, $1,480,000 of income taxes payable has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our balance sheets, reduced by the associated federal deduction for state taxes.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facilities bear interest at variable base rates, plus an applicable margin. At March 31, 2013, our consolidated debt obligations totaled $143,287,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $1,433,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would increase our interest expense by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risk results from fluctuations in the value of the Mexican peso. To mitigate this risk, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for Mexican pesos. The Company also enters into forward foreign currency exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate the risk related to its purchases and payments to its Chinese vendors. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2013 would have increased our general and administrative expenses by approximately $1,657,000. During fiscal 2013 and 2012, a gain of $804,000 and a loss of $476,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(b) and 15d-15(e).  Based on this evaluation – and that the Company has remediated the prior year material weakness in internal control over financial reporting described below under Changes in Internal Control Over Financial Reporting – our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the MPA’s disclosure controls and procedures were effective as of March 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America, applying certain estimates and judgments as required.

Internal control over financial reporting includes those policies and procedures that:

1.	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;
2.	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and
3.	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation – and that the Company has remediated the prior year material weakness in internal control over financial reporting described below under Changes in Internal Control Over Financial Reporting –- management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2013.

The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting

Other than the items noted immediately below, there were no changes in MPA’s internal control over financial reporting during the fourth quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

Initial Assessment of Acquired Business

On May 6, 2011, MPA acquired Fenco, a privately-owned Toronto-based manufacturer, remanufacturer and distributor of new and remanufactured aftermarket auto parts.  As permitted by SEC guidance, which allows for a one-year integration period, management excluded the operations related to Fenco from its assessment of MPA internal control over financial reporting as of March 31, 2012.
Over the course of fiscal year 2013, the execution of Fenco’s internal control over financial reporting was completed and the initial annual assessment of internal controls over financial reporting was conducted.

Accounting Application Conversion and Centralization

On October 1, 2012, the Fenco financial and operating systems were converted to the applications used at MPA.  In conjunction with this system conversion, Fenco accounting was also centralized at MPA headquarters in Torrance, California.

Remediation of Prior Year Material Weakness

During the fiscal year ended March 31, 2012, the Company reported the existence of a material weakness in its internal control over financial reporting relating to Fenco, a business acquired by MPA on May 6, 2011.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Since the acquisition of Fenco, we were unable to timely file our Quarterly Reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the second, third and fourth quarters of our fiscal year 2012, and first and second quarters of our fiscal year 2013.  As a result, we concluded that our internal control over financial reporting was not effective because of the existence of a material weakness in our financial statement close process at Fenco. In response to the material weakness, we conducted a review of the internal control over financial reporting at Fenco and began putting in place appropriate oversight and remediating controls.  These changes were expected to permit more timely reporting of consolidated financial results going forward.

For additional information regarding the material weakness and remediating controls, refer to Item 9A, Controls and Procedures in the Company’s report on Form 10-K for the fiscal year ended March 31, 2012, and Item 4, Controls and Procedures in the Company’s subsequent quarterly reports on Form 10-Q for the fiscal 2013 quarters ended June 30, 2012, September 30, 2012, and December 31, 2012.

Over the course of fiscal year 2013, the aforementioned remediating controls were evaluated as part of the initial assessment of internal controls over financial reporting for the acquired business.  The results of that assessment are reported above in Management’s Report on Internal Control Over Financial Reporting, which found no material weakness in our financial statement close process at Fenco.

Item 9B.  Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (“ the Proxy Statement”).

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2) Schedules:

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”).

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 24, 2010.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.8	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.9	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.10	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

4.11	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.12	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

Number	Description of Exhibit	Method of Filing

10.5	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.6*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.7	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.8	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.9	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.10	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.11*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.12	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.13	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.14	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 18, 2007.

10.15	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.16*	Vendor Agreement dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2009.

Number	Description of Exhibit	Method of Filing

10.17*	Core Amendment to Vendor Agreement, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2009.

10.18 *	Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 23, 2009.

10.19 *	Core Amendment to Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on December 23, 2009.

10.20 *	Master Vendor Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2010.

10.21 *	Letter Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 13, 2010.

10.22 *	Vendor Agreement Addendum, dated as of April 1, 2009 between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 13, 2010.

10.23	Debenture, dated August 24, 2010, issued by Fenwick Automotive Products Limited to Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2010.

10.24
Addendum to Unanimous Shareholders Agreement, dated August 24, 2010, between Motorcar Parts of America, Inc., Fenwick Enterprises Inc., Escal Holdings Inc., Fencity Holdings Inc., Jofen Holdings Inc., Gordon Fenwick, Paul Fenwick, Joel Fenwick, Stanley Fenwick, Karen Fenwick, Jack Shuster and FAPL Holdings Inc.
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 30, 2010.

10.25	Amended and Restated Debenture, dated December 15, 2010, issued by Fenwick Automotive Products Limited to Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 21, 2010.

10.26
Amended and Restated Addendum to Unanimous Shareholders Agreement, dated December 15, 2010, between Motorcar Parts of America, Inc., Fenwick Enterprises Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick, Joel Fenwick, FAPL, Fenwick Automotive Products Limited, Introcan Inc., Escal Holdings Inc., Fencity Holdings Inc. and Jofen Holdings Inc.
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 21, 2010.

Number	Description of Exhibit	Method of Filing

10.27*	Consignment Agreement, dated as of March 1, 2011, among Motorcar Parts of America, Inc., Rafko Logistics Inc., Fenwick Automotive Products Limited and FAPL Holdings Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on March 7, 2011.

10.28	Purchase Agreement, dated May 6, 2011, by and among Motorcar Parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick and Joel Fenwick	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 12, 2011.

10.29	Hold Agreement, dated May 6, 2011, between Motorcar Parts of America, Inc. and FAPL Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 12, 2011.

10.30	Escrow Agreement, dated May 6, 2011, by and among Motorcar parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick, Joel Fenwick and Strikeman Elliott LLP	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 12, 2011.

10.31
Amended and Restated Credit Agreement, dated May 6, 2011, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufactures and Traders Trust Company, M&T Bank and such other lenders from time to time as may become a party thereto
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 12, 2011.

10.32	Core Amendment No. 3 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011.

10.33	Core Amendment No. 4 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 16, 2011.

10.34	Addendum No. 2 to Amendment No. 1 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 16, 2011.

10.35	Purchase Agreement, dated May 6, 2011, by and among Motorcar Parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick and Joel Fenwick	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 12, 2011.

10.36	Hold Agreement, dated May 6, 2011, between Motorcar Parts of America, Inc. and FAPL Holdings Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 12, 2011.

Number	Description of Exhibit	Method of Filing

10.37	Escrow Agreement, dated May 6, 2011, by and among Motorcar Parts of America, Inc., FAPL Holdings Inc., Jack Shuster, Gordon Fenwick, Paul Fenwick, Joel Fenwick and Stikeman Elliott LLP	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on May 12, 2011.

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

10.40
Financing Agreement, dated as of January 18, 2012,among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2012.

10.41	Subscription Agreement, dated April 20, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2012.

10.42	Registration Rights Agreement, dated April 20, 2012	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 23, 2012.

10.43	Right of First Refusal Agreement, dated May 3, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2012.

10.44	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.45
Second Amendment to the Financing Agreement, dated as of May 24, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 31, 2012.

Number	Description of Exhibit	Method of Filing

10.46	Warrant to Purchase Common Stock, dated May 24, 2012, issued by Motorcar Parts of America, Inc. to Cerberus Business Finance, LLC in connection with the Second Amendment to the Financing Agreement	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 31, 2012.

10.47
Revolving Credit/Strategic Cooperation Agreement, dated as of August 22, 2012, by and among Motorcar Parts of America, Inc. (solely for purposes of provisions specified thereto), Fenwick Automotive Products Limited and Wanxiang America Corporation
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2012.

10.48	Guaranty, dated as of August 22, 2012, by Motorcar Parts of America, Inc. for the benefit of Wanxiang America Corporation	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 28, 2012.

10.49	Warrant to Purchase Common Stock, dated as of August 22, 2012, issued by Motorcar Parts of America, Inc. to Wanxiang America Corporation	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 28, 2012.

10.50
Third Amendment and Waiver to the Financing Agreement, dated as of August 22, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association as administrative agent
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 28, 2012.

10.51
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of August 22, 2012, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufacturers and Traders Trust Company, as lead arranger, and M&T Bank, as administrative agent and a lender
Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on August 28, 2012.

10.52	Stock Repurchase Agreement, dated as of December 3, 2012, by and among Motorcar Parts of America, Inc., Mel Marks and Melmarks Enterprises LLLP	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2012.

10.53
Fourth Amendment to Financing Agreement, dated as of December 3, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012.

Number	Description of Exhibit	Method of Filing

10.54	Option Purchase Agreement, dated as of January 16, 2013, by and between Motorcar Parts of America, Inc. and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2013.

10.55
Fifth Amendment to Financing Agreement, dated as of January 16, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 17, 2013.

10.56
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of February 13, 2013, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufacturers and Traders Trust Company, as lead arranger, and M&T Bank, as administrative agent and a lender
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 20, 2013.

10.57	Mel Marks Agreement, dated and effective as of March 31, 2013, among Motorcar Parts of America, Inc., Mel Marks and Mel Marks Enterprises LLLP	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 16, 2013.

10.58
Sixth Amendment to Financing Agreement, dated as of June 14, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statement of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements
Furnished herewith.

*            Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 17, 2013	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 17, 2013	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 17, 2013
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	June 17, 2013
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	June 17, 2013
Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	June 17, 2013
Mel Marks

/s/ Scott Adelson	Director	June 17, 2013
Scott Adelson

/s/ Rudolph Borneo	Director	June 17, 2013
Rudolph Borneo

/s/ Philip Gay	Director	June 17, 2013
Philip Gay

/s/ Duane Miller	Director	June 17, 2013
Duane Miller

/s/ Jeffrey Mirvis	Director	June 17, 2013
Jeffrey Mirvis

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2013 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Motorcar Parts of America, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Motorcar Parts of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2013 and our report dated June 17, 2013 expressed an unqualified opinion thereon that included an explanatory paragraph regarding Motorcar Parts of America, Inc. and subsidiaries’ ability to continue as a going concern.

/s/ Ernst & Young LLP

Los Angeles, California
June 17, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company” or “Consolidated Companies”) as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

The accompanying consolidated financial statements have been prepared assuming that Motorcar Parts of America, Inc. and subsidiaries will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s wholly owned subsidiary Fenwick Automotive Products Limited (“Fenco”) has recurring operating losses since the date of acquisition and has a working capital and an equity deficiency. In addition, Fenco has not complied with certain covenants of its loan agreements with its bank. These conditions relating to Fenco coupled with the significance of Fenco to the Consolidated Companies, raise substantial doubt about the Consolidated Companies’ ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc.'s internal control over financial reporting as of March 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 17, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 17, 2013

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2013	2012
ASSETS
Current assets:
Cash	$19,434,000	$32,617,000
Short-term investments	411,000	342,000
Accounts receivable — net	14,311,000	20,036,000
Inventory— net	61,090,000	95,071,000
Inventory unreturned	12,150,000	9,819,000
Deferred income taxes	34,885,000	3,793,000
Prepaid expenses and other current assets	10,350,000	6,553,000
Total current assets	152,631,000	168,231,000
Plant and equipment — net	14,083,000	12,738,000
Long-term core inventory — net	158,476,000	194,406,000
Long-term core inventory deposits	27,610,000	26,939,000
Long-term deferred income taxes	2,546,000	1,857,000
Goodwill	-	68,356,000
Intangible assets — net	3,983,000	22,484,000
Other assets	7,745,000	6,887,000
TOTAL ASSETS	$367,074,000	$501,898,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$113,753,000	$126,100,000
Accrued liabilities	14,856,000	19,379,000
Customer finished goods returns accrual	24,978,000	21,695,000
Other current liabilities	3,009,000	2,745,000
Current portion of term loan	3,900,000	500,000
Revolving loan - in default	49,277,000	-
Term loan - in default	10,000,000	-
Total current liabilities	219,773,000	170,419,000
Term loan, less current portion	80,110,000	84,500,000
Revolving loan	-	48,884,000
Deferred core revenue	12,014,000	9,775,000
Customer core returns accrual	50,414,000	113,702,000
Other liabilities	8,277,000	999,000
Total liabilities	370,588,000	428,279,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized; 14,460,979 and 12,533,821 shares issued; 14,460,979 and 12,519,421 outstanding at March 31, 2013 and 2012, respectively	145,000	125,000
Treasury stock, at cost, none at March 31, 2013 and 14,400 shares of common stock at March 31, 2012	-	(89,000)
Additional paid-in capital	114,737,000	98,627,000
Additional paid-in capital-warrant	-	1,879,000
Accumulated other comprehensive loss	(846,000)	(884,000)
Accumulated deficit	(117,550,000)	(26,039,000)
Total shareholders' (deficit) equity	(3,514,000)	73,619,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$367,074,000	$501,898,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended March 31,

	2013	2012	2011

Net sales	$406,266,000	$363,687,000	$161,285,000
Cost of goods sold	350,538,000	335,980,000	109,903,000
Gross profit	55,728,000	27,707,000	51,382,000
Operating expenses:
General and administrative	44,526,000	38,881,000	17,033,000
Sales and marketing	12,713,000	12,804,000	6,537,000
Research and development	2,628,000	1,765,000	1,549,000
Impairment of goodwill and intangible assets	84,686,000	-	-
Impairment of plant and equipment	-	1,031,000	-
Acquisition costs	-	713,000	879,000
Total operating expenses	144,553,000	55,194,000	25,998,000
Operating (loss) income	(88,825,000)	(27,487,000)	25,384,000
Interest expense, net	24,406,000	14,255,000	5,355,000
(Loss) income before income tax (benefit) expense	(113,231,000)	(41,742,000)	20,029,000
Income tax (benefit) expense	(21,720,000)	6,772,000	7,809,000

Net (loss) income	$(91,511,000)	$(48,514,000)	$12,220,000
Basic net (loss) income per share	$(6.39)	$(3.90)	$1.01
Diluted net (loss) income per share	$(6.39)	$(3.90)	$0.99

Weighted average number of shares outstanding:
Basic	14,327,310	12,442,684	12,042,428
Diluted	14,327,310	12,442,684	12,334,331

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
Years Ended March 31,

	2013	2012	2011

Net (loss) income	$(91,511,000)	$(48,514,000)	$12,220,000
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on short-term investments	162,000	70,000	(3,000)
Foreign currency translation	(124,000)	(605,000)	1,080,000
Total other comprehensive income (loss), net of tax	38,000	(535,000)	1,077,000

Comprehensive (loss) income	$(91,473,000)	$(49,049,000)	$13,297,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
For the Years Ended March 31,

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance at March 31, 2010	12,026,021	$120,000	-	$-	$92,792,000	$1,879,000	$(1,426,000)	$10,255,000	$103,620,000

Compensation recognized under employee stock plans	-	-	-	-	59,000	-	-	-	59,000
Exercise of options	52,250	1,000	-	-	199,000	-	-	-	200,000
Tax benefit from employee stock options exercised	-	-	-	-	123,000	-	-	-	123,000
Impact of tax benefit on APIC pool	-	-	-	-	(33,000)	-	-	-	(33,000)
Repurchase of common stock including fees	-	-	(14,400)	(89,000)	-	-	-	-	(89,000)
Unrealized gain on investments, net of tax	-	-	-	-	-	-	(3,000)	-	(3,000)
Foreign currency translation	-	-	-	-	-	-	1,080,000	-	1,080,000
Net income	-	-	-	-	-	-	-	12,220,000	12,220,000

Balance at March 31, 2011	12,078,271	$121,000	(14,400)	$(89,000)	$93,140,000	$1,879,000	$(349,000)	$22,475,000	$117,177,000

Compensation recognized under employee stock plans	-	-	-	-	52,000	-	-	-	52,000
Exercise of options	95,550	1,000		-	320,000	-	-	-	321,000
Tax benefit from employee stock options exercised	-	-	-	-	255,000	-	-	-	255,000
Impact of tax benefit on APIC pool	-	-	-	-	(83,000)	-	-	-	(83,000)
Common stock issued as consideration for acquisition	360,000	3,000	-	-	4,943,000	-	-	-	4,946,000
Unrealized gain on investments, net of tax	-	-	-	-	-	-	70,000	-	70,000
Foreign currency translation	-	-	-	-	-	-	(605,000)	-	(605,000)
Net loss	-	-	-	-	-	-	-	(48,514,000)	(48,514,000)

Balance at March 31, 2012	12,533,821	$125,000	(14,400)	$(89,000)	$98,627,000	$1,879,000	$(884,000)	$(26,039,000)	$73,619,000

Compensation recognized under employee stock plans	-	-	-	-	752,000	-	-	-	752,000
Common stock issued under stock plans, net of shares withheld for employee taxes	52,530	1,000			241,000				242,000
Repurchase of options granted					(455,000)				(455,000)
Tax benefit from employee stock options exercised	-	-	-	-	171,000	-	-	-	171,000
Impact of tax benefit on APIC pool	-	-	-	-	(70,000)	-	-	-	(70,000)
Expired unexercised warrants					1,879,000	(1,879,000)			-
Repurchase of common stock including fees			(52,947)	(300,000)					(300,000)
Cancellation of treasury stock	(67,347)	(1,000)	67,347	389,000	(388,000)				-
Common stock issued in connection with PIPE	1,936,000	20,000	-	-	14,985,000	-	-	-	15,005,000
Stock issuance costs	-	-	-	-	(1,034,000)	-			(1,034,000)
Common stock issued in lieu of cash for PIPE liquidated damages	5,975	-	-	-	29,000				29,000
Unrealized gain on investments, net of tax	-	-	-	-	-	-	162,000	-	162,000
Foreign currency translation	-	-	-	-	-	-	(124,000)	-	(124,000)
Net loss	-	-	-	-	-	-	-	(91,511,000)	(91,511,000)

Balance at March 31, 2013	14,460,979	$145,000	-	$-	$114,737,000	$-	$(846,000)	$(117,550,000)	$(3,514,000)

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31,

	2013	2012	2011
Cash flows from operating activities:
Net (loss) income	$(91,511,000)	$(48,514,000)	$12,220,000
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	3,114,000	5,321,000	3,126,000
Amortization of intangible assets	2,171,000	2,029,000	774,000
Amortization of deferred gain on sale-leaseback	-	-	(307,000)
Amortization of deferred financing costs	1,702,000	576,000	86,000
Amortization of finished goods inventory step-up valuation	-	3,746,000	-
Loss due to change in fair value of warrant liability	389,000	-	-
Provision for inventory reserves	17,383,000	3,012,000	1,804,000
Provision for customer payment discrepencies	2,035,000	270,000	850,000
Net (recovery of) provision for doubtful accounts	659,000	(16,000)	(38,000)
Deferred income taxes	(26,611,000)	1,328,000	2,358,000
Share-based compensation expense	1,083,000	52,000	59,000
Impact of tax benefit on APIC pool from stock options exercised	70,000	83,000	33,000
(Gain) loss on redemption of short-term investment	-	-	(25,000)
Impairment of goodwill and intangible assets	84,686,000	-	-
Impairment of plant and equipment	-	1,031,000	-
Loss on disposal of assets	40,000	14,000	37,000
Changes in current assets and liabilities:
Accounts receivable	3,032,000	5,517,000	(5,894,000)
Inventory	25,186,000	(6,342,000)	1,305,000
Inventory unreturned	(2,331,000)	5,276,000	(1,107,000)
Prepaid expenses and other current assets	(4,242,000)	2,921,000	(3,527,000)
Other assets	(343,000)	(234,000)	(245,000)
Accounts payable and accrued liabilities	(17,115,000)	10,259,000	8,885,000
Customer finished goods returns accrual	3,283,000	(4,692,000)	1,707,000
Income tax payable	464,000	(454,000)	(381,000)
Deferred core revenue	2,239,000	1,046,000	2,668,000
Long-term core inventory	27,341,000	(17,045,000)	(13,885,000)
Long-term core inventory deposits	(671,000)	(955,000)	(216,000)
Customer core returns accrual	(63,288,000)	(1,388,000)	-
Other liabilities	174,000	(1,329,000)	448,000
Net cash (used in) provided by operating activities	(31,061,000)	(38,488,000)	10,735,000
Cash flows from investing activities:
Purchase of plant and equipment	(4,028,000)	(1,554,000)	(1,566,000)
Purchase of businesses	-	-	(464,000)
Long-term note receivable	-	-	(4,863,000)
Change in short term investments	(41,000)	(37,000)	170,000
Net cash used in investing activities	(4,069,000)	(1,591,000)	(6,723,000)
Cash flows from financing activities:
Borrowings under revolving loan	85,106,000	151,679,000	46,200,000
Repayments under revolving loan	(84,713,000)	(152,339,000)	(46,200,000)
Proceeds from term loan	10,000,000	85,000,000	-
Repayments of term loan	(500,000)	(7,500,000)	(2,000,000)
Deferred financing costs	(799,000)	(6,560,000)	(16,000)
Payments on capital lease obligations	(419,000)	(591,000)	(975,000)
Exercise of stock options	73,000	320,000	199,000
Excess tax benefit from employee stock options exercised	171,000	255,000	123,000
Impact of tax benefit on APIC pool from stock options exercised	(70,000)	(83,000)	(33,000)
Cash used to net share settle equity awards	(163,000)	-	-
Repurchase of common stock and options, including fees	(755,000)	-	(89,000)
Proceeds from issuance of common stock	15,005,000	1,000	1,000
Stock issuance costs	(1,034,000)	-	-
Net cash provided by (used in) financing activities	21,902,000	70,182,000	(2,790,000)
Effect of exchange rate changes on cash	45,000	37,000	45,000
Net (decrease) increase in cash	(13,183,000)	30,140,000	1,267,000
Cash — Beginning of year	32,617,000	2,477,000	1,210,000
Cash — End of year	$19,434,000	$32,617,000	$2,477,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$22,923,000	$11,905,000	$5,270,000
Income taxes, net of refunds	8,128,000	3,036,000	8,073,000
Non-cash investing and financing activities:
Property acquired under capital lease	$155,000	$-	$351,000
Warrants issued in connection with debt	1,625,000	-	-
Common stock issued in business combination	-	4,946,000	-

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Overview

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, “Consolidated Companies” or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automobile parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers.

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

Basis of Presentation and Going Concern

On May 6, 2011, the Company purchased (i) all of the outstanding equity of Fenwick Automotive Products Limited (“FAPL”), (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company now owns 100% of Fapco.

The accompanying consolidated financial statements have been prepared assuming that Motorcar Parts of America, Inc. and subsidiaries will continue as a going concern. The Company’s wholly owned subsidiary Fenwick Automotive Products Limited (“Fenco”) has incurred operating losses of $135,260,000 and $62,814,000 and negative cash flows from operations of $26,092,000 and $53,952,000 for the years ended March 31, 2013 and 2012, respectively.  Fenco has a working capital deficiency and an accumulated deficit of approximately $99,818,000 and $198,074,000 at March 31, 2013, respectively. In addition, under the Fenco Credit Agreement, the Company has an outstanding term loan and revolving debt of $10,000,000 and $49,277,000 at March 31, 2013, respectively. The Fenco Credit Agreement, among other things, requires Fenco to maintain a minimum EBITDA of not less than $6,100,000 for the period from September 1, 2012 to March 31, 2013. As of March 31, 2013, Fenco was not in compliance with this financial covenant under the Fenco Credit Agreement.

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, the Company will likely deconsolidate the financial statements of Fenco from its consolidated financial statements during the first quarter of fiscal 2014.  On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2013, Fenco’s financial statements are included in the consolidated financial statements of the Company.

These conditions relating to Fenco coupled with the significance of Fenco to the Consolidated Companies raise substantial doubt about the Consolidated Companies’ ability to continue as a going concern. The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

2. Summary of Significant Accounting Policies

Segment Reporting

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company has two reportable segments, rotating electrical and undercar product line, based on the way the Company manages, evaluates and internally reports its business activities.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The assets and liabilities of the Company’s undercar product line segment, which filed for bankruptcy on June 10, 2013, are included in the Company’s consolidated financial statements as the Company had effective control of this subsidiary as of and during the year ended March 31, 2013. (See Note 23 Subsequent Events)

Reclassifications

Certain items in the consolidated balance sheet for the fiscal year ended March 31, 2012 have been reclassified to conform to fiscal 2013 classifications.

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

Non-core inventory is stated at the lower of cost or market. The cost of non-core inventory approximates average historical purchase prices paid, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:

•	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

•	Non-core work in process is in various stages of production and is valued at the average cost of materials issued to open work orders. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

•	Finished goods cost includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses these unallocated overhead as period costs. For the fiscal years ended March 31, 2013, 2012, and 2011, costs of approximately $1,561,000, $1,410,000, and $1,378,000, respectively, were considered unallocated overhead and thus excluded from the finished goods cost calculation and charged directly to cost of sales for the Company’s rotating electrical product line.

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

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory. The Company had recorded $24,993,000 and $11,308,000 for excess and obsolete inventory at March 31, 2013 and 2012, respectively. This increase was primarily recorded in the Company’s undercar product line segment in connection with a major customer with whom Fenco discontinued its relationship during the third quarter of fiscal 2013.

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

At least annually, and as often as quarterly, reconciliations and confirmations are performed to determine that the number of Remanufactured Cores purchased, but retained at the customer locations, remains sufficient to support the amounts recorded in the long-term core inventory deposit account. At the same time, the mix of Remanufactured Cores is reviewed to determine that the aggregate value of Remanufactured Cores in the account has not changed during the reporting period. The Company evaluates the cost of cores supporting the aggregate long-term core inventory deposit account each quarter. If the Company identifies any permanent reduction in either the number or the aggregate value of the Remanufactured Core inventory mix held at the customer location, the Company will record a reduction in the long-term core inventory deposit account resulting in a corresponding increase to cost of sales during that period.

Customer Core Returns Accrual

The estimated fair value of the customer core return liabilities assumed by the Company in connection with the Fenco acquisition is included in customer core returns accrual. The Company classifies the portion of core liability related to the core inventory purchased and on the shelves of its customers as long-term liabilities. Upon the sale of a Remanufactured Core, a core liability is created to record the obligation to provide its customer with a credit upon the return of a like core by the customer. Since the return of a core is based on the sale of a remanufactured automobile part to an end user of its customer, the offset to this core liability generated by its return to the Company by its customer is usually followed by the sale of a replacement remanufactured auto part, and thus a portion of the core liability is continually outstanding and is recorded as long-term. The amount the Company has classified as long-term is the portion that management projects will remain outstanding for an uninterrupted period extending one year from the balance sheet.

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

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Management reviews the Company's deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. As a result of Fenco’s cumulative losses in certain jurisdictions, a determination was made to establish a valuation allowance against the related deferred tax assets as it is not more likely than not that such assets will be realized. For all other jurisdictions, management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, management considers the Company’s long-term agreements and Remanufactured Core purchase obligations with each of its major customers that expire at various dates through March 2019. Management periodically compares its forecasts to actual results. Even though there can be no assurance that the forecasted results will be achieved, the history of income in all other jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

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

The Company performs the annual goodwill impairment analysis in the fourth quarter of each fiscal year. The Company evaluates whether goodwill has been impaired at the reporting unit level by first determining whether the estimated fair value of the reporting unit is less than its carrying value and, if so, by determining whether the implied fair value of goodwill within the reporting unit is less than the carrying value. As of March 31, 2013, the Company identified the following impairment indicators related to the undercar product line reporting unit: (i) continued losses from Fenco operations, (ii) lower forecasted future revenues, (iii) negative working capital position, (iv) additional financing needs, and (v) the anticipated filing for bankruptcy.

The Company determined the fair value of the undercar product line reporting unit using a liquidation scenario. For determining the fair value under the liquidation scenario, the Company used total assets minus estimated liquidation expenses to arrive to the proceeds available for senior secured creditors. Based on the results of the goodwill impairment test, the reporting unit’s carrying value exceeded its fair value, indicating an impairment of goodwill at March 31, 2013. The Company determined that goodwill was fully impaired as the implied fair value of goodwill within the reporting unit was zero and recorded a non-cash goodwill impairment charge of $68,356,000 as disclosed in the consolidated statement of operations. After recording the impairment charge, the undercar product line segment had no goodwill remaining in the consolidated balance sheet at March 31, 2013.

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight line basis over their respective useful lives, and are analyzed for impairment when and if indicators of impairment exist. As of March 31, 2013, there were no indicators of impairment for the Company’s rotating electrical product line. However, the Company noted impairment indicators for its undercar product line segment as described above. Therefore, the Company performed an impairment test of the undercar product line segment’s intangible assets and concluded that such intangible assets were fully impaired as of March 31, 2013.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain financing. These fees and costs are amortized using the straight-line method over the terms of the related loans and are included in interest expense in the Company’s consolidated statements of operations.

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

The Company has agreed in the past and may in the future agree to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2013 and 2012, Remanufactured Core revenue of $12,014,000 and $9,775,000, respectively, was deferred.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the fiscal years ended March 31, 2013, 2012 and 2011 were $1,331,000, $1,678,000 and $368,000, respectively.

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

The following presents a reconciliation of basic and diluted net (loss) income per share.

	Years Ended March 31,
	2013	2012	2011
Net (loss) income	$(91,511,000)	$(48,514,000)	$12,220,000

Basic shares	14,327,310	12,442,684	12,042,428
Effect of dilutive stock options and warrants	-	-	291,903
Diluted shares	14,327,310	12,442,684	12,334,331
Net (loss) income per share:
Basic	$(6.39)	$(3.90)	$1.01
Diluted	$(6.39)	$(3.90)	$0.99

The effect of dilutive options and warrants excludes (i) 1,549,683 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the year ended March 31, 2013, (ii) 1,447,284 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $1.80 to $15.06 per share for the year ended March 31, 2012, and (iii) 771,084 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $9.90 to $15.00 per share for the year ended March 31, 2011— all of which were anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to the carrying amount of plant and equipment; valuation of goodwill and acquisition-related intangible assets, impairment of long-lived assets, including goodwill and acquisition-related intangible assets, valuation and return allowances for receivables, inventories, and deferred income taxes; accrued liabilities; share-based compensation, and litigation and disputes.

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

Stock Options and Share-Based Payments

In accounting for share-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost of equity instruments is recognized in the consolidated statements of operations on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 635,800, 15,000 and 18,000 shares of common stock were granted during the years ended March 31, 2013, 2012 and 2011, respectively.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Years Ended March 31,
	2013	2012	2011
Weighted average risk free interest rate	1.17%	1.74%	2.09%
Weighted average expected holding period (years)	6.60	6.29	5.73
Weighted average expected volatility	44.25%	40.28%	38.87%
Weighted average expected dividend yield	-	-	-
Weighted average fair value of options granted	$2.92	$4.21	$3.82

Credit Risk

The majority of the Company’s sales are to leading automotive aftermarket parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customer, and the value of the Remanufactured Cores held at customers location at March 31, 2013.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary, bonuses and commissions. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as “available for sale.” The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The Company did not redeem any of its short-term investments for the payment of deferred compensation liabilities during the years ended March 31, 2013 and 2012. The carrying value of plan assets was $411,000 and $342,000, and deferred compensation obligation was $411,000 and $342,000 at March 31, 2013 and 2012, respectively. During the years ended March 31, 2013 and 2012 an expense of $8,000 was recorded for each year related to the deferred compensation plan.

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

3. Acquisition

On May 6, 2011, the Company acquired Fenco. The unaudited pro forma information presented is for illustrative purposes only and is not necessarily indicative of the results of operations that would have been realized if the acquisition had been completed on the date indicated, nor is it indicative of future operating results. The following historical financial information has been adjusted to give effect to pro forma events that are (i) directly attributable to the acquisition, (ii) factually supportable, and (iii) with respect to statements of operations, expected to have a continuing impact on the combined results, including the amortization of the fair value of the identifiable intangible assets and the cost of goods sold impact related to the fair value step-up of inventory acquired. The unaudited pro forma information does not reflect any operating changes, associated cost savings or additional costs that the Company may achieve or incur with respect to the combined companies.

The unaudited pro forma financial information presented below for the years ended March 31, 2012 and 2011 assumes the acquisition had occurred on April 1, 2011 and 2010, respectively.

	Years Ended March 31,
	2012	2011

Net sales	$390,221,000	$363,142,000
Operating (loss) income	(29,131,000)	6,282,000
Loss before income tax expense	(44,179,000)	(9,270,000)
Net loss	(51,158,000)	(22,791,000)
Basic net loss per share	$(4.11)	$(1.84)
Diluted net loss per share	$(4.11)	$(1.84)

4. Intangible Assets

Rotating Electrical Product Line

The following is a summary of the intangible assets attributable to the Company’s rotating electrical product line segment subject to amortization at March 31, 2013 and 2012.

		March 31, 2013		March 31, 2012
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$337,000	$553,000	$262,000
Customer relationships	12 years	6,464,000	2,743,000	6,464,000	2,096,000
Non-compete agreements	4 years	257,000	211,000	257,000	160,000
Total	11 years	$7,274,000	$3,291,000	$7,274,000	$2,518,000

Undercar Product Line

The following is a summary of the undercar product line segment’s intangible assets subject to amortization at March 31, 2013 and 2012.

		March 31, 2013			March 31, 2012
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Impairment	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	20 years	$11,159,000	$1,058,000	$10,101,000	$11,159,000	$500,000
Customer relationships	10 years	7,680,000	1,459,000	6,221,000	7,680,000	691,000
Non-compete agreements	2 years	144,000	136,000	8,000	144,000	64,000
Total	16 years	$18,983,000	$2,653,000	$16,330,000	$18,983,000	$1,255,000

Consolidated amortization expense and impairment charge for acquired intangible assets for the years ended March 31, 2013, 2012, and 2011 is as follows:

	Years Ended March 31,
	2013	2012	2011

Amortization expense	$2,171,000	$2,029,000	$774,000
Impairment of intangible assets	16,330,000	-	-

The consolidated aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2014	$738,000
2015	670,000
2016	349,000
2017	266,000
2018	266,000
Thereafter	1,694,000
Total	$3,983,000

5. Short-Term Investments

The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The Company did not redeem any short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2013. As of March 31, 2013 and 2012, the fair market value of the short-term investments was $411,000 and $342,000, and the liability to plan participants was $411,000 and $342,000, respectively.

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

Accounts receivable — net is comprised of the following at March 31:

	2013	2012
Accounts receivable — trade (1)	$76,700,000	$83,937,000
Allowance for bad debts	(1,590,000)	(968,000)
Customer allowances earned (1)	(22,878,000)	(25,322,000)
Customer payment discrepancies	(2,550,000)	(280,000)
Customer fill rate penalties (1)	(6,776,000)	(7,827,000)
Customer returns RGA issued	(7,373,000)	(5,875,000)
Customer core returns accruals	(21,222,000)	(23,629,000)
Less: total accounts receivable offset accounts	(62,389,000)	(63,901,000)

Total accounts receivable — net	$14,311,000	$20,036,000

(1)            Amounts shown above as customer allowances earned and customer fill rate penalties include $9,072,000 and $7,827,000, respectively, at March 31, 2012 which have been reclassified from accounts receivable – trade to conform to the fiscal 2013 presentation.

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At March 31, 2013, the warranty return accrual of $4,214,000 on the credits issued for the returns received was included under the customer returns RGA issued in the above table of accounts receivable – net and the warranty return estimate of $7,344,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows at March 31:

	2013	2012
Balance at beginning of period	$9,023,000	$8,969,000
Charged to expense (1)	63,315,000	67,048,000
Amounts processed (1)	(60,780,000)	(66,994,000)

Balance at end of period	$11,558,000	$9,023,000

(1)            Amounts shown above as warranty claims processed and charged to expense for the year ended March 31, 2012 have been reclassified to conform to the current year presentation.

7. Inventory

Non-core inventory, Inventory unreturned, Long-term core inventory, and Long-term core inventory deposit is comprised of the following at March 31:

	2013	2012
Non-core inventory
Raw materials	$29,246,000	$31,560,000
Work-in-process	626,000	153,000
Finished goods	47,676,000	72,171,000
	77,548,000	103,884,000
Less allowance for excess and obsolete inventory	(16,458,000)	(8,813,000)

Total	$61,090,000	$95,071,000

Inventory unreturned	$12,150,000	$9,819,000
Long-term core inventory
Used cores held at the Company's facilities	$40,778,000	$47,206,000
Used cores expected to be returned by customers	5,147,000	5,542,000
Remanufactured cores held in finished goods	22,170,000	25,751,000
Remanufactured cores held at customers' locations	98,916,000	118,402,000
	167,011,000	196,901,000
Less allowance for excess and obsolete inventory	(8,535,000)	(2,495,000)

Total	$158,476,000	$194,406,000

Long-term core inventory deposits	$27,610,000	$26,939,000

8. Plant and Equipment

Plant and equipment, at cost, are as follows at March 31:

	2013	2012
Machinery and equipment	$26,991,000	$30,802,000
Office equipment and fixtures	9,780,000	8,251,000
Leasehold improvements	8,912,000	7,761,000
Land and buildings	633,000	626,000
	46,316,000	47,440,000
Less accumulated depreciation and amortization	(32,233,000)	(34,702,000)
Total	$14,083,000	$12,738,000

Plant and equipment located in the foreign countries where the Company has production facilities, net of accumulated depreciation, totaled $6,233,000 and $6,320,000 at March 31, 2013 and 2012, respectively. These assets constitute substantially all the long-lived production assets of the Company located outside of the United States.

9. Capital Lease Obligations

The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2013	2012
Cost	$863,000	$1,606,000
Less: accumulated amortization	(466,000)	(776,000)
Total	$397,000	$830,000

Future minimum lease payments at March 31, 2013 for the capital leases are as follows:

Year Ending March 31,
2014	$279,000
2015	46,000
2016	35,000
2017	35,000
2018	28,000
Total minimum lease payments	423,000
Less amount representing interest	(25,000)
Present value of future minimum lease payment	398,000
Less current portion	(266,000)
$132,000

10. Debt

The Company has the following outstanding credit agreements.

Parent Company Credit Agreement

The Company has a financing agreement (the “Parent Company Financing Agreement”) with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent (the “Parent Company Loans”). The Parent Company Loans consist of: (i) term loans aggregating $75,000,000 (the “Parent Company Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Parent Company Revolving Loans,”). The Parent Company Loans mature on January 17, 2017. The lenders hold a security interest in substantially all of the assets of the Company’s rotating electrical segment. The Parent Company Financing Agreement only permits the Company to invest up to $20,000,000 in Fenco, which it had done as of December 31, 2012.

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

In August 2012, the Company entered into a third amendment and waiver to the Parent Company Financing Agreement (the “Third Amendment”) which, among other things, (i) permitted the Company to enter into the Fenco Credit Line (as defined herein) described below, (ii) to make additional investments in Fenco in an aggregate amount not to exceed $20,000,000 at any time outstanding, (iii) added additional reporting requirements regarding financial reports and material notices under the Fenco Credit Line described below, and (iv) removed the Second Amendment requirement that the Company maintain cash and cash equivalents of up to $10,000,000.

In December 2012, the Company entered into a fourth amendment to the Parent Company Financing Agreement, which, among other things, permitted the Company to repurchase shares pursuant to the stock repurchase agreement with Mel Marks, the Company’s founder, a member of the Board of Directors of the Company and consultant to the Company, and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks.

In connection with the option purchase agreement, the Company entered into a fifth amendment to the Parent Company Financing Agreement, which among other things, permitted the Company to purchase Mr. Joffe’s stock options pursuant to the option purchase agreement.

On June 14, 2013, the Company entered into a sixth amendment to the Parent Company Financing Agreement (the “Sixth Amendment”), under the terms of which the agents and lenders agreed to waive any event of default that would otherwise arise under the Parent Company Financing Agreement due to the qualification in the opinion by the Company’s certified public accountants with respect to the financial statements for the fiscal year ended March 31, 2013.  In addition, the Sixth Amendment (i) added a reporting requirement with respect to the Company’s liquidity levels and certain inventory purchases and (ii) added a financial covenant under which the Company must maintain the following levels of liquidity on the following dates unless otherwise consented to by the lenders: on June 28, 2013, an aggregate amount of at least $25,000,000, subject to certain adjustments; on July 31, 2013, an aggregate amount of at least $26,000,000, subject to certain adjustments; and on August 30, 2013, an aggregate amount of at least $27,000,000, subject to certain adjustments.

During the fourth quarter of fiscal 2013, the lenders under the Parent Company Financing Agreement consented to the purchase by the Company of up to an aggregate of $4,000,000 of inventory for Fenco from the Supplier and the sale of that inventory to Fenco from time to time on a cash-on-delivery basis.

The Parent Company Financing Agreement, as amended, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants and reporting requirements under the Parent Company Financing Agreement, as amended, as of March 31, 2013.

There was no outstanding balance on the Parent Company Revolving Loans at March 31, 2013 and 2012. As of March 31, 2013, $18,878,000 was available under the Parent Company Revolving Loans. The Company had reserved $626,000 of the Parent Company Revolving Loans for standby letters of credit for workers’ compensation insurance and $1,179,000 for commercial letters of credit as of March 31, 2013.

In connection with the Second Amendment, the Company issued a warrant (the “Cerberus Warrant”) to Cerberus Business Finance, LLC. Pursuant to the Cerberus Warrant, Cerberus Business Finance, LLC, may purchase up to 100,000 shares of the Company’s common stock for an initial exercise price of $17.00 per share for a period of five years. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. As a result of the issuance of the Supplier Warrant (as defined herein) in August 2012 (as described below) at an initial exercise price of $7.75 per share, the exercise price of the Cerberus Warrant was reduced to $7.75 per share. As the exercise price of the Cerberus Warrant was reduced, the number of shares of the Company’s common stock that may be purchased upon the exercise of the Cerberus Warrant was increased to 219,355 so that the aggregate exercise price of the Cerberus Warrant after the adjustment is the same as the aggregate exercise price prior to the adjustment. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $607,000 at May 24, 2012 and $375,000 at March 31, 2013. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at March 31, 2013.During the year ended March 31, 2013, a gain of $232,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

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

In February 2013, Fenco entered into a third amendment to the Fenco Credit Agreement with the Fenco lenders which, among other things,(i) amended the maximum amount of the revolving facility available after February 1, 2013 from $50,000,000 to $50,712,000, (ii) removed the excess availability requirement, and (iii) amended the revolving facility margin limit.

The outstanding balance on the Fenco Revolving Facility was $49,277,000 and $48,884,000 at March 31, 2013 and 2012, respectively. As of March 31, 2013, approximately $712,000 was reserved for standby commercial letters of credit and $118,000 was reserved for certain expenses. In addition, $300,000 of this Fenco Revolving Facility was reserved for Canadian operations use. As of March 31, 2013, the Fenco Borrowers exceeded the borrowing capacity by $5,795,000 under the Fenco Revolving Facility. The Fenco Lenders hold a security interest in substantially all of the assets of the undercar product line segment.

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

The Fenco Credit Agreement, among other things, requires the Fenco Borrowers to maintain a minimum EBITDA of not less than $6,100,000 for the period from September 1, 2012 to March 31, 2013. As of March 31, 2013, the Fenco Borrowers were not in compliance with this financial covenant under the Fenco Credit Agreement. As a result of this noncompliance, the Fenco Revolving Facility and the Fenco Term Loan of $49,277,000 and $10,000,000, respectively, have been classified as debt in default within current liabilities in the consolidated balance sheet at March 31, 2013.

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, the Company will likely deconsolidate the financial statements of Fenco from its consolidated financial statements during the first quarter of fiscal 2014. On June 10, 2013, Fenco filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2013, Fenco’s financial statements are included in the consolidated financial statements of the Company. The Company’s consolidated financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

Neither the Parent Company Financing Agreement nor the Fenco Credit Agreement contain any cross default provisions with respect to the other agreement.

Strategic Cooperation Agreement

In August 2012, the Company entered into a revolving credit agreement (the “Agreement”) with Wanxiang America Corporation (the “Supplier”) and Fenco. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate principal amount not to exceed $22,000,000 (the “Fenco Credit Line”), of which $2,000,000 would only be available for accrued interest and other amounts payable (the “Obligations”). Payment for all purchases would be due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date would bear interest at a rate of 1% per month. The Fenco Credit Line will mature on July 31, 2017. Among other things, the Agreement requires that Fenco, on an annual basis, purchase at least approximately $33,000,000 of new automotive parts and components. After July 1, 2014, the Supplier has the right to settle up to $8,000,000 (the “Receivable Sale Option”) of the Company’s outstanding Obligations in exchange, at the Company’s option, for (i) shares of the Company’s common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to the Company. Any outstanding Obligations settled by the Supplier would reduce the Fenco Credit Line. The Obligations under the Agreement are guaranteed by the Company and certain of its subsidiaries. Under the terms of the guarantee, the Supplier also has the right to sell accrued interest to the Company for shares of the Company’s common stock (the “Unpaid Interest Sale Option”) at a price, subject to certain adjustments, that is the lower of (i) $7.75 per share and (ii) 105% of the market value of the Company’s common stock, which market value is defined in the terms of the guarantee.

In connection with this Agreement, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. Any outstanding Obligations settled by the Supplier will reduce the Fenco Credit Line. The Company is obligated to issue no more than an aggregate of 1,032,258 shares of its common stock in connection with the Receivable Sale Option and Supplier Warrant, and no more than an aggregate of 1,572,342 shares of the Company’s common stock in connection with the Unpaid Interest Sale Option. The Obligations under this Agreement are subordinated to the Company’s obligations under the Parent Company Financing Agreement. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $1,018,000 at August 22, 2012, and $1,639,000 at March 31, 2013. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at March 31, 2013. During the year ended March 31, 2013, a loss of $621,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

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

	Years Ended March 31,
	2013	2012

Receivables discounted	$289,529,000	$280,278,000
Weighted average days	319	313
Weighted average discount rate	2.7%	2.9%
Amount of discount as interest expense	$6,914,000	$7,072,000

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $17,543,000 and $13,494,000 at March 31, 2013 and 2012, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2013	2012	2011

Forward foreign currency exchange contracts	$804,000	$(476,000)	$(162,000)

The fair value of the forward foreign currency exchange contracts of $683,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at March 31, 2013. The fair value of the forward foreign currency exchange contracts of $121,000 is included in other current liabilities in the consolidated balance sheet at March 31, 2012.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2013 and 2012, according to the valuation techniques the Company used to determine their fair values.

	March 31, 2013				March 31, 2012
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$411,000	$411,000	-	-	$342,000	$342,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	683,000	-	$683,000	-	-	-	-	-

Liabilities
Other current liabilities
Deferred compensation	411,000	411,000	-	-	342,000	342,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	121,000	-	$121,000	-
Other liabilities
Warrant liability	2,014,000	-	-	$2,014,000	-	-	-	-

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers and classified as Level 2. During the fiscal years ended March 31, 2013 and 2012, a gain of $804,000 and a loss of $476,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at March 31, 2013. Any subsequent changes in the fair value of the warrant liability will be recorded in current period earnings as a general and administrative expense. During the year ended March 31, 2013, a loss of $389,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Cerberus Warrant and the Supplier Warrant recorded as warrant liability were:

	March 31, 2013
	Cerberus Warrant	Supplier Warrant

Risk free interest rate	0.60%	0.67%
Expected life in years	4.15	4.50
Expected volatility	43.94%	54.66%
Dividend yield	-	-
Probability of future financing	0%	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

Year Ended March 31,
2013

Beginning balance	$-
Newly issued	1,625,000
Total (gain) loss included in net loss	389,000
Warrants exercised	-
Net transfers in (out) of Level 3	-
Ending balance	$2,014,000

As a result of the annual goodwill impairment analysis and intangible asset impairment analysis performed during the fourth quarter of fiscal 2013, the Company concluded that goodwill and intangible assets for its undercar product line segment were fully impaired and the Company recorded a pre-tax, non-cash goodwill impairment charge and intangible asset impairment charge of $68,356,000 and $16,330,000, respectively, as disclosed in the consolidated statements of operations.  After recording the impairment charge, the Company had no goodwill or intangible assets attributable to its undercar product line reporting unit remaining on its consolidated balance sheet at March 31, 2013.

		Fair Value Measurements Using Inputs Considered as
Description	Year Ended March 31, 2013	Level 1	Level 2	Level 3	Total Gains (Losses)

Goodwil	$-	-	-	$-	$(68,356,000)
Intangible assets	-	-	-	-	(16,330,000)

During the fiscal years ended March 31, 2013 and 2012, the Company had no other significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

At March 31, 2013, the remaining future minimum rental payments under the above operating leases are as follows:

Year Ending March 31,
2014	$4,525,000
2015	4,139,000
2016	2,173,000
2017	2,056,000
2018	2,108,000
Thereafter	7,931,000

Total minimum lease payments	$22,932,000

During fiscal years 2013, 2012 and 2011, the Company incurred total operating lease expenses of $5,122,000, $4,852,000 and $2,889,000, respectively.

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

The following table presents the breakout of allowances discussed above, recorded as a reduction to revenues in the years ended March 31:

	Years Ended March 31,
	2013	2012	2011

Allowances incurred under long-term customer contracts	$13,831,000	$11,830,000	$13,988,000
Allowances related to a single exchange of product	33,491,000	30,998,000	17,552,000
Allowances related to core inventory purchase obligations	2,615,000	3,030,000	1,455,000

Total customer allowances recorded as a reduction of revenues	$49,937,000	$45,858,000	$32,995,000

The following table presents the commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a charge against revenue, and customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term customer contracts:

Year Ending March 31,
2014	$15,297,000
2015	9,626,000
2016	4,641,000
2017	4,484,000
2018	3,891,000
Thereafter	5,741,000

Total marketing allowances	$43,680,000

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

15. Major Customers and Suppliers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade:

	Years Ended March 31,
Sales	2013	2012	2011
Customer A	41%	41%	48%
Customer B	15%	9%	18%
Customer C (1)	16%	14%	5%

Accounts receivable - trade	2013	2012
Customer A	35%	31%
Customer B	6%	8%
Customer C (1)	4%	21%

(1)	The Company discontinued supplying its undercar products to customer C but has retained the rotating electrical product line sales to this customer. The percentage of net sales for this customer for the year ended March 31, 2013 excludes the recognition of approximately $50,783,000 in revenue from the reduction in the Company’s obligation to provide a credit for this major customer’s Remanufactured Cores.

The Company’s largest supplier accounted for the following total percentage of raw materials purchases:

	Years Ended March 31,
Significant supplier purchases	2013	2012	2011
Supplier A	-	2%	13%
Supplier B	12%	12%	-

16. Income Taxes

The income tax (benefit) expense for the years ended March 31 is as follows:

	Years Ended March 31,
	2013	2012	2011
Current tax expense
Federal	$3,987,000	$4,476,000	$4,797,000
State	256,000	379,000	718,000
Foreign	480,000	448,000	267,000

Total current tax expense	4,723,000	5,303,000	5,782,000

Deferred tax expense (benefit)
Federal	(24,119,000)	1,039,000	1,206,000
State	(2,535,000)	494,000	821,000
Foreign	211,000	(64,000)	-

Total deferred tax expense (benefit)	(26,443,000)	1,469,000	2,027,000

Total income tax (benefit) expense	$(21,720,000)	$6,772,000	$7,809,000

Deferred income taxes consist of the following at March 31:

	2013	2012
Assets
Accounts receivable valuation	$4,690,000	$4,465,000
Allowance for customer incentives	1,216,000	626,000
Inventory obsolescence reserve	962,000	839,000
Stock options	1,551,000	1,239,000
Property and equipment, net	468,000	492,000
Intangibles, net	701,000	-
Estimate for returns	10,831,000	-
Deferred core revenue	10,255,000	14,524,000
Claims payable	174,000	288,000
Acquisition cost	-	35,000
Accrued compensation	1,820,000	1,310,000
Net operating losses	32,214,000	29,195,000
Other	1,892,000	1,165,000

Total deferred tax assets	$66,774,000	$54,178,000

Liabilities
Prepaid expenses	$(639,000)	$(363,000)
Intangibles, net	-	(3,812,000)
Cancellation for indebtedness	(1,412,000)	-
Estimate for returns	-	(3,287,000)
Other	(2,253,000)	(496,000)

Total deferred tax liabilities	$(4,304,000)	$(7,958,000)

Less valuation allowance	$(30,296,000)	$(40,716,000)

Net deferred tax assets	$32,174,000	$5,504,000

Net current deferred income tax asset	$34,711,000	$3,647,000
Net long-term deferred income tax assets	(2,537,000)	1,857,000

Total	$32,174,000	$5,504,000

At March 31, 2013 and 2012, current deferred income tax liabilities of $145,000 and $146,000, respectively, are included in other current liabilities in the consolidated balance sheet.

At March 31, 2013, the Company had federal, state and Canadian net operating loss carryforwards of $63,400,000, $11,500,000, and $119,900,000, respectively. The utilization of these net operating loss carryforwards may be permanently limited due to Internal Revenue Code Section 382 in the Unites States and similar regulations in Canada. Prior to the utilization of such losses, the Company will perform further analysis to determine the amount subject to limitation. Additionally, in certain states the suspension of the usage of the net operating losses may apply. The net operating loss carryforwards expire between 2020 and 2032.

Realization of the Company's deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management reviews the Company's deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. As a result of Fenco’s cumulative losses in certain jurisdictions, a determination was made to establish a valuation allowance against the related deferred tax assets as it is not more likely than not that such assets will be realized. For all other jurisdictions, management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, management considers long-term agreements and Remanufactured Core purchase obligations with the Company’s major customers that expire at various dates through March 2019. Management also periodically compares its forecasts to actual results. Even though there can be no assurance that the forecasted results will be achieved, the history of income in all other jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

Fenco is in a net deferred tax asset position. However, realization of the deferred tax assets is dependent on Fenco's ability to generate sufficient taxable income. Based on the Company’s history of losses, management believes that it is not more likely than not that future taxable income will be sufficient to realize Fenco's recorded deferred tax assets. As a result, the Company has recorded a full valuation allowance of $30,296,000 on the deferred taxes of Fenco.

For the years ended March 31, 2013, 2012, and 2011, the primary components of the Company’s income tax provision were (i) the current liability due to federal, state and foreign income taxes, (ii) foreign income taxed at rates that are different from the federal statutory rate, and (iii) a valuation allowance established against deferred tax assets when it is more likely than not that the asset or any portion thereof will not be realized. Additionally, during fiscal 2013, the Company impaired goodwill that is not deductible for tax purposes.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2013	2012	2011

Statutory federal income tax rate	34%	34%	34%
State income tax rate, net of federal benefit	1%	(1)%	3%
Change in deferred tax rate	-%	-%	2%
Foreign income taxed at different rates	(9)%	(12)%	(1)%
Goodwill impairment	(16)%	-%	-%
Valuation allowance	9%	(36)%	-%
Other income tax	-%	(1)%	1%

	19%	(16)	39%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2013, the Company is under examination in the United States by the Internal Revenue Service for fiscal 2012 and by the State of California for the fiscal years 2008 through 2010. The Company is not under examination in any other jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows at March 31:

	2013	2012	2011
Balance at beginning of period	$3,613,000	$576,000	$711,000
Additions based on tax positions related to the current year	227,000	116,000	128,000
Additions for tax positions of prior year	57,000	2,997,000	298,000
Reductions for tax positions of prior year	(440,000)	(76,000)	(561,000)
Settlements	-	-	-

Balance at end of period	$3,457,000	$3,613,000	$576,000

At March 31, 2013, 2012 and 2011, there are $1,780,000, $1,783,000 and $389,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2013, 2012 and 2011, the Company recognized approximately $36,000, $160,000, and $(4,000) in interest and penalties. The Company had approximately $460,000 and $424,000 for the payment of interest and penalties accrued at March 31, 2013 and 2012, respectively.

17. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $117,000, $102,000 and $92,000 for the fiscal years ended March 31, 2013, 2012 and 2011, respectively.

The Company also offers retirement savings plan (the “Plan”) to all its Canadian-based employees with at least one-year of continuous service. The Company’s contribution to the Plan ranges from 3% to10% of the employees’ base salary. The Company’s contribution percentage is dependent on the position of the employee and the number of years of service with the Company. The Company’s contribution vests two years from the date of enrollment into the Plan.  The Company’s contribution to the Plan was $255,000 and $343,000 for the fiscal years ended March 31, 2013 and 2012, respectively.

18. Stock Options

In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2013 and 2012, options to purchase 95,750 and 223,750 shares of common stock, respectively, were outstanding under the 1994 Plan and no options were available for grant.

At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan will terminate on October 31, 2013, unless terminated earlier by the Company’s Board of Directors. As of March 31, 2013 and 2012, options to purchase 1,035,534 shares of common stock were outstanding under the Incentive Plan. As of March 31, 2013 and 2012 no options were available for grant. In January 2011, this Incentive Plan was replaced and the Company will not make any further grants of awards under this plan.

In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors. At the Company’s Annual Meeting of Shareholders held on February 25, 2010, the Company’s shareholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for grant under the 2004 Plan from 175,000 to 275,000. As of March 31, 2013 and 2012, options to purchase 218,000 and 203,000 shares of common stock, respectively, were issued, and 57,000 and 72,000 shares of common stock were available for grant.

In January 2011, the Company’s shareholders approved the 2010 Incentive Award Plan (the” 2010 Plan”) which replaced the 2003 Long-term Incentive Plan. At the Company’s Annual Meeting of Shareholders held on March 28, 2013, the Company’s shareholders approved an amendment to the 2010 Plan that increased the number of shares of common stock reserved for grant under the 2010 Plan from 750,000 to 1,750,000. Under the 2010 Plan, shares of the Company’s common stock were reserved for grants of incentive awards and all of the Company’s employees are eligible to participate. As of March 31, 2013, options to purchase 620,800 shares of common stock were issued and 1,078,033 shares of common stock were available for grant. No awards were issued under the 2010 Plan as of March 31, 2012.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

A summary of stock option transactions follows:

	Number of	Weighted Average
	Shares	Exercise Price

Outstanding at March 31, 2010	1,628,334	$8.45
Granted	18,000	$9.61
Exercised	(52,250)	$3.83
Cancelled	(3,000)	$11.00
Outstanding at March 31, 2011	1,591,084	$8.61
Granted	15,000	$10.04
Exercised	(95,550)	$3.36
Cancelled	(48,250)	$3.15
Outstanding at March 31, 2012	1,462,284	$9.15
Granted	635,800	$6.47
Exercised	(128,000)	$2.28
Cancelled	-	$-
Outstanding at March 31, 2013	1,970,084	$8.73

Based on the market value of the Company’s common stock at March 31, 2013, 2012 and 2011, the pre-tax intrinsic value of options exercised was $493,000, $598,000 and $530,000 respectively.

The followings table summarizes information about the options outstanding at March 31, 2013:

	Options Outstanding				Options Exercisable
			Weighted
		Weighted	Average			Weighted
		Average	Remaining	Aggregate		Average	Aggregate
Range of		Exercise	Life	Intrinsic		Exercise	Intrinsic
Exercise price	Shares	Price	In Years	Value	Shares	Price	Value
$1.800 to $6.345	178,750	$5.82	3.00	$55,412	176,750	$5.84	$51,258
$6.460 to $7.450	716,800	6.57	8.99	-	302,399	6.71	-
$8.700 to $9.900	300,200	9.12	1.35	-	298,200	9.11	-
$10.010 to $11.900	359,334	10.21	2.82	-	359,334	10.21	-
$12.000 to $15.060	415,000	$12.14	3.53	-	413,000	$12.13	-

	1,970,084			$55,412	1,549,683		$51,258

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2013 based on the Company’s closing stock price of $6.13 as of that date.

Options to purchase 1,549,683, 1,447,284 and 1,576,084 shares of common stock were exercisable as of March 31, 2013, 2012 and 2011, respectively. The weighted average exercise price of options exercisable was $9.33, $9.14 and $8.61 as of March 31, 2013, 2012 and 2011, respectively.

A summary of changes in the status of non-vested stock options during the fiscal year ended March 31, 2013 is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2012	15,000	$4.18
Granted	635,800	$2.92
Vested	(230,399)	$2.98
Non-vested at March 31, 2013	420,401	$2.93

Effective April 1, 2006, the Company began using the modified prospective application method of transition for all its stock-based compensation plans. The Company did not modify the terms of any previously granted options in anticipation of the adoption of this guidance. At March 31, 2013, there was $1,059,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 2.1 years.

19. Shareholders’ Equity Transactions

Share Repurchase Program

In March 2010, the Company’s Board of Directors authorized a share repurchase program of up to $5,000,000 of the Company’s outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. There is no expiration date governing the period over which the Company can repurchase shares under this program. Under this plan, the Company repurchased and retired 67,347 shares at a total cost of approximately $389,000. The Company’s credit agreements currently prohibit such repurchases.

Private Placement

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

Pursuant to the Registration Rights Agreement, the Company agreed to file a registration statement with the SEC to register for resale the common stock sold in the private placement not later than 45 days after the closing of the private placement and to use commercially reasonable efforts to cause such registration statement to be declared effective, subject to certain exceptions, within 60 days of closing (or 120 days in the event of an SEC review). Failure to meet these deadlines and certain other events resulted in the Company’s payment to the purchasers of liquidated damages in the amount of 1.0% of the purchase price per 30-day period pending filing of the registration statement, effectiveness of the registration statement or other events, as applicable. On June 12, 2012, the Company filed a registration statement under the Securities Act of 1933 to register the shares of common stock; however, the registration statement was not declared effective in accordance with the deadlines in the Registration Rights Agreement and the Company began accruing liquidated damages starting on August 25, 2012. Liquidated damages could be settled either in cash or, at the option of the purchaser, in shares of the Company’s common stock. During fiscal 2013, the Company recorded $675,000 of general and administrative expense for the settlement of these liquidated damages. The Registration Statement was declared effective in time under applicable securities laws on January 7, 2013.

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

In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks was paid an annual consulting fee of $350,000 per year under this arrangement. Mr. Marks was paid $350,000 during each of the years ended March 31, 2013, 2012, and 2011. In March 2013, the Company entered into an agreement with Mr. Marks whereby Mr. Marks will no longer serve as a consultant to the Company. Pursuant to this agreement, the Company agreed to pay a one-time fee of $350,000 and an additional compensation of $300,000 to be paid ratably on a monthly basis during the term.

On May 3, 2012, the Company entered into the Right of First Refusal Agreement with Mr. Marks and Melmarks Enterprises LLLP, a limited liability limited partnership controlled by Mr. Marks (the “Shareholders”), which, among other things, provides the Company with the right to purchase any or all shares of common stock that the Shareholders propose to sell or transfer, subject to certain exceptions. Pursuant to the Right of First Refusal Agreement, the Company has 30 days after notice of a proposed sale or transfer to exercise its right to purchase such shares, and may do so at a price that is 10% below the average daily closing price per share of its common stock for the five consecutive trading days immediately preceding the date of such notice. The Right of First Refusal Agreement has a term of three years.

In December 2012, the Company entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with the Shareholders, which, among other things, provides the Shareholders with the option to sell up to $300,000 of the Company’s common stock held by the Shareholders (the “Shares”), on or prior to February 28, 2013, at a purchase price that is 10% below the average daily closing price per share of its common stock for the five consecutive trading days immediately preceding the date of the notice of sale. During fiscal 2013, the Company repurchased and retired 52,947 Shares at a total cost of approximately $300,000.

The Company agreed to pay Mr. Gay $90,000 per year for serving on the Company’s Board of Directors, and for being Chairman of the Company’s Audit and Ethics Committees.

On May 18, 2012, the Company entered into a new employment agreement (the “New Employment Agreement”) with Mr. Joffe, which terminates and supersedes Mr. Joffe’s previous employment agreement that was to expire on August 31, 2012. The New Employment Agreement provides for Mr. Joffe to serve as the Company’s Chairman, President and Chief Executive Officer for a term expiring on August 31, 2015, unless extended or earlier terminated. Pursuant to the New Employment Agreement, Mr. Joffe will receive a base salary of $600,000 per year, which will be reviewed from time to time in accordance with the Company’s established procedures for adjusting salaries for similarly situated employees. Mr. Joffe will be eligible to participate in the Company’s Annual Incentive Plan adopted and amended from time to time by the Board (the “Annual Incentive Plan”), with a target bonus equal to 100% of Mr. Joffe’s salary (the “Annual Incentive Bonuses”). In addition to the Annual Incentive Bonuses, the Company paid Mr. Joffe a one-time bonus of $250,000 upon the signing of the New Employment Agreement and awarded Mr. Joffe a guaranteed bonus of $500,000, which is payable in three annual installments: $168,000 on May 18, 2012; $166,000 on May 18, 2013; and $166,000 on May 18, 2014.

Pursuant to Mr. Joffe’s previous employment agreement, he was entitled to receive a transaction fee of 1.0% of the “total consideration” of any transaction, including any transaction resulting in a change of control, his efforts brought to the Company. In lieu of this transaction fee, pursuant to the New Employment Agreement, the Company granted pursuant to its 2010 Plan (i) a fully-vested option to purchase 109,100 shares of the Company’s common stock equal to $250,000 based on the Black-Scholes valuation method and (ii) 51,167 shares of fully vested restricted stock with a fair value of $331,000 in December 2012. The Company withheld 25,137 shares based upon the Company’s closing stock price on the vesting date to settle Mr. Joffe’s minimum statutory obligation for the applicable income and other employment taxes.  The Company then remitted cash to the appropriate taxing authorities. Total payment for this tax obligation to the taxing authorities was $163,000 and is reflected as a financing activity within the consolidated statements of cash flows. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

In January 2013, the Company entered into an option purchase agreement (the “Option Purchase Agreement”) with Mr. Joffe. Pursuant to this agreement, among other things, the Company purchased Mr. Joffe’s options to purchase 101,500 shares of the Company’s common stock granted under the Company’s 1994 Stock Option Plan at a net purchase price of $454,675. This payment represents the difference per share of common stock between $6.87, the average closing price of the Company’s common stock for the five consecutive trading days preceding, and including the date of the Option Purchase Agreement, and the exercise price of the respective stock options, discounted five percent and multiplied by the total number of shares under Mr. Joffe’s stock options.

Other Related Party Transactions

During fiscal 2013, the Company paid Houlihan Lokey Howard & Zukin Capital, Inc. $350,000 in connection with the restructuring of Fenco. Scott J. Adelson, a member of the Company’s Board of Directors, is a Senior Managing Director for Houlihan Lokey Howard & Zukin Capital Inc.

22. Segment Information

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

The undercar product line segment remanufactures and distributes new and remanufactured aftermarket auto parts, including steering components, brake calipers, master cylinders, hub assembly and bearings, for virtually all passenger and truck vehicles.

The Company’s products are sold to automotive retail chain stores, warehouse distributors, and to major automobile manufacturers throughout North America.

The results of operations of Fenco have been included from the date of acquisition on May 6, 2011. Financial information relating to the Company’s reportable segments is as follows:

	Year Ended March 31, 2013
	Rotating	Undercar
Selected statement of operations data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$213,151,000	$193,115,000	$-	$406,266,000
Gross profit (loss)	69,341,000	(13,613,000)	-	55,728,000
Operating loss	(47,481,000)	(123,139,000)	81,795,000	(88,825,000)
Net loss	(38,046,000)	(135,260,000)	81,795,000	(91,511,000)

	Year Ended March 31, 2012
	Rotating	Undercar
Selected statement of operations data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$178,551,000	$185,136,000	$-	$363,687,000
Intersegment revenue, net of cost	1,853,000	-	(1,853,000)	-
Gross profit (loss)	57,332,000	(29,625,000)	-	27,707,000
Operating income (loss)	26,574,000	(54,061,000)	-	(27,487,000)
Net income (loss)	14,300,000	(62,814,000)	-	(48,514,000)

	Year Ended March 31, 2011
	Rotating	Undercar
Selected statement of operations data	Electrical	Product Line	Eliminations	Consolidated

Net sales to external customers	$161,285,000	$-	$-	$161,285,000
Gross profit	51,382,000	-	-	51,382,000
Operating income	25,384,000	-	-	25,384,000
Net income	12,220,000	-	-	12,220,000

	March 31, 2013
	Rotating	Undercar
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated

Current assets	$102,031,000	$54,024,000	$(3,424,000)	$152,631,000
Non-current assets	175,055,000	44,334,000	(4,946,000)	214,443,000
Total assets	$277,086,000	$98,358,000	$(8,370,000)	$367,074,000

Current liabilities	$68,716,000	$183,645,000	$(32,588,000)	$219,773,000
Non-current liabilities	95,605,000	107,841,000	(52,631,000)	150,815,000
Total liabilities	164,321,000	291,486,000	(85,219,000)	370,588,000

Equity (deficit)	112,765,000	(193,128,000)	76,849,000	(3,514,000)
Total liabilities and equity	$277,086,000	$98,358,000	$(8,370,000)	$367,074,000

	March 31, 2012
	Rotating	Undercar
Selected balance sheet data	Electrical	Product Line	Eliminations	Consolidated

Current assets	$115,451,000	$81,778,000	$(28,998,000)	$168,231,000
Non-current assets	179,167,000	186,896,000	(32,396,000)	333,667,000
Total assets	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000

Current liabilities	$72,987,000	$126,430,000	$(28,998,000)	$170,419,000
Non-current liabilities	85,201,000	200,112,000	(27,453,000)	257,860,000
Total liabilities	158,188,000	326,542,000	(56,451,000)	428,279,000

Equity (deficit)	136,430,000	(57,868,000)	(4,943,000)	73,619,000
Total liabilities and equity	$294,618,000	$268,674,000	$(61,394,000)	$501,898,000

	Year Ended March 31, 2013
	Rotating	Undercar
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated

Net cash used in operating activities	$(4,969,000)	$(26,092,000)	$-	$(31,061,000)
Net cash used in investing activities	(2,371,000)	(1,698,000)	-	(4,069,000)
Net cash provided by financing activities	21,639,000	263,000		21,902,000
Effect of exchange rate changes on cash	45,000	-		45,000
Cash — Beginning of period	32,379,000	238,000		32,617,000
Cash — End of period	19,346,000	88,000	-	19,434,000

Additional selected financial data
Depreciation and amortization	$2,849,000	$2,436,000	$-	$5,285,000
Capital expenditures	2,330,000	1,698,000	-	4,028,000

	Year Ended March 31, 2012
	Rotating	Undercar
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated

Net cash provided by (used in) operating activities	$15,464,000	$(53,952,000)	$-	$(38,488,000)
Net cash used in investing activities	(1,047,000)	(544,000)	-	(1,591,000)
Net cash provided by financing activities	61,060,000	9,122,000	-	70,182,000
Effect of exchange rate changes on cash	37,000	-	-	37,000
Cash — Beginning of period	2,477,000	-	-	2,477,000
Cash — End of period	32,379,000	238,000	-	32,617,000

Additional selected financial data
Depreciation and amortization	$3,466,000	$3,884,000	$-	$7,350,000
Capital expenditures	1,010,000	544,000	-	1,554,000

	Year Ended March 31, 2011
	Rotating	Undercar
Selected cash flow data	Electrical	Product Line	Eliminations	Consolidated

Net cash provided by operating activities	$10,735,000	$-	$-	$10,735,000
Net cash used in investing activities	(6,723,000)	-	-	(6,723,000)
Net cash used in financing activities	(2,790,000)	-	-	(2,790,000)
Effect of exchange rate changes on cash	45,000	-	-	45,000
Cash — Beginning of period	1,210,000	-	-	1,210,000
Cash — End of period	2,477,000	-	-	2,477,000

Additional selected financial data
Depreciation and amortization	$3,900,000	$-	$-	$3,900,000
Capital expenditures	1,566,000	-	-	1,566,000

23. Subsequent Events

During May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of the loss of control of Fenco, the Company will likely deconsolidate the financial statements of Fenco from its consolidated financial statements during the first quarter of fiscal 2014. On June 10, 2013, Fenco filed a voluntary petition for relief under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As of March 31, 2013, Fenco’s financial statements are included in the consolidated financial statements of the Company. The Company’s consolidated financial statements are prepared assuming the Company will continue as a going concern. The financial statements do not include any adjustments to reflect future adverse effects on the recoverability and classification of assets or amounts and classification of liabilities that may result from the outcome of this uncertainty.

24. Unaudited Quarterly Financial Data

The following table summarizes selected quarterly financial data for the fiscal year ended March 31, 2013.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$89,023,000	$111,632,000	$116,275,000	$89,336,000
Cost of goods sold	76,909,000	94,911,000	92,232,000	86,486,000
Gross profit	12,114,000	16,721,000	24,043,000	2,850,000
Operating expenses:
General and administrative	11,564,000	11,193,000	12,779,000	8,990,000
Sales and marketing	3,539,000	3,904,000	2,687,000	2,583,000
Research and development	436,000	461,000	807,000	924,000
Impairment of goodwill and intangible assets	-	-	-	84,686,000
Total operating expenses	15,539,000	15,558,000	16,273,000	97,183,000
Operating (loss) income	(3,425,000)	1,163,000	7,770,000	(94,333,000)
Other expense:
Interest expense	5,084,000	6,162,000	5,889,000	7,271,000
(Loss) income before income tax expense (benefit)	(8,509,000)	(4,999,000)	1,881,000	(101,604,000)
Income tax expense (benefit)	1,353,000	3,934,000	946,000	(27,953,000)

Net (loss) income	$(9,862,000)	$(8,933,000)	$935,000	$(73,651,000)

Basic net (loss) income per share	$(0.71)	$(0.62)	$0.06	$(5.09)

Diluted net (loss) income per share	$(0.71)	$(0.62)	$0.06	$(5.09)

The following table summarizes selected quarterly financial data for the fiscal year ended March 31, 2012 including the Fenco operations from the date of acquisition on May 6, 2011:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

Net sales	$70,510,000	$107,616,000	$84,097,000	$101,464,000
Cost of goods sold	63,477,000	92,637,000	85,678,000	94,188,000
Gross profit (loss)	7,033,000	14,979,000	(1,581,000)	7,276,000
Operating expenses:
General and administrative	8,309,000	11,309,000	10,155,000	9,108,000
Sales and marketing	2,453,000	3,197,000	3,369,000	3,785,000
Research and development	416,000	401,000	453,000	495,000
Impairment of plant and equipment	-	-	1,031,000	-
Acquisition costs	404,000	309,000	-	-
Total operating expenses	11,582,000	15,216,000	15,008,000	13,388,000
Operating loss	(4,549,000)	(237,000)	(16,589,000)	(6,112,000)
Other expense:
Interest expense	1,914,000	3,389,000	3,262,000	5,690,000
Loss before income tax expense	(6,463,000)	(3,626,000)	(19,851,000)	(11,802,000)
Income tax expense	1,842,000	1,813,000	1,976,000	1,141,000

Net loss	$(8,305,000)	$(5,439,000)	$(21,827,000)	$(12,943,000)

Basic net loss per share	$(0.68)	$(0.44)	$(1.74)	$(1.03)

Diluted net loss per share	$(0.68)	$(0.44)	$(1.74)	$(1.03)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

			Charge to
		Balance at	(recovery of)		Balance at
Years Ended		beginning of	bad debts	Amounts	end of
March 31,	Description	period	expense	written off	period
2013	Allowance for doubtful accounts	$968,000	$659,000	$37,000	$1,590,000
2012	Allowance for doubtful accounts (1)	$1,049,000	$(16,000)	$65,000	$968,000
2011	Allowance for doubtful accounts	$1,141,000	$(38,000)	$77,000	$1,026,000

1)	Includes $23,000 of allowance for doubtful accounts established in the opening balance sheet in connection with the Company’s May 6, 2011 acquisition.

Accounts Receivable — Allowance for customer-payment discrepancies

		Balance at	Charge to		Balance at
Years Ended		beginning of	discrepancies	Amounts	end of
March 31,	Description	period	expense	Processed	period
2013	Allowance for customer-payment discrepancies	$280,000	$2,035,000	$(235,000)	$2,550,000
2012	Allowance for customer-payment discrepancies	$648,000	$270,000	$638,000	$280,000
2011	Allowance for customer-payment discrepancies	$553,000	$850,000	$755,000	$648,000

Inventory — Allowance for excess and obsolete inventory

			Provision for
		Balance at	excess and		Balance at
Years Ended		beginning of	obsolete	Amounts	end of
March 31,	Description	period	inventory	written off	period
2013	Allowance for excess and obsolete inventory	$11,308,000	$17,383,000	$3,698,000	$24,993,000
2012	Allowance for excess and obsolete inventory (1)	$14,736,000	$3,012,000	$6,440,000	$11,308,000
2011	Allowance for excess and obsolete inventory	$2,480,000	$1,804,000	$1,685,000	$2,599,000

1)	Includes $12,137,000 of allowance for excess and obsolete inventory established in the opening balance sheet in connection with the Company’s May 6, 2011 acquisition.

S-1