Form 10-K/A
period 2013-03-31
MOTORCAR PARTS AMERICA INC
filed 2013-07-29
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to __________

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

There were 14,460,979 shares of common stock outstanding as of July 19, 2013.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, that was previously filed with the Securities and Exchange Commission (the “SEC”) on June 17, 2013 (the “Original Filing”). We are filing the Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we will be filing our definitive proxy statement later than 120 days after the end of our fiscal year ended March 31, 2013.

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

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Our directors, their ages and present positions with us as of July 27, 2013 are as follows:

Name	Age	Position with the Company

Selwyn Joffe	55	Chairman of the Board of Directors, President and Chief Executive Officer

Mel Marks	85	Director

Scott J. Adelson	52	Director

Rudolph J. Borneo	72	Director, Chairman of the Compensation Committee and member of the Ethics and Nominating and Corporate Governance Committees

Philip Gay	55	Director, Chairman of the Audit Committee and Ethics Committee, and member of the Compensation and Nominating and Corporate Governance Committees

Duane Miller	66	Director, member of the Audit, Compensation, Ethics and Nominating and Corporate Governance Committees

Jeffrey Mirvis	49	Director, member of the Compensation Committee

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

Mel Marks founded our Company in 1968. Mr. Marks served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding our Company, Mr. Marks was employed for over 20 years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks continued to serve as a director to us since July 1999. Additionally, Mr. Marks served as a consultant to us from July 1999 through March 31, 2013. Mr. Marks’ 45-year history with our Company in addition to his wealth of industry knowledge and experience have led the Board of Directors to conclude that he should serve as a director of our Company.

Scott J. Adelson joined our Board of Directors on April 11, 2008. Mr. Adelson is also a director and member of the compensation committee of QAD Inc., a public software company, since April 2006. Mr. Adelson is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey, a leading international investment bank. During his 20 plus years with the firm, Mr. Adelson has helped advise hundreds of companies on a diverse and in-depth variety of corporate finance issues, including mergers and acquisitions. Mr. Adelson has written extensively on a number of corporate finance and securities valuation subjects. He is an active member of Board of Directors of various middle-market businesses as well as several recognized non-profit organizations, such as the USC Entrepreneur Program. Mr. Adelson holds a bachelor degree from the University of Southern California and a Master of Business Administration degree from the University of Chicago, Graduate School of Business. Mr. Adelson’s broad business skills and experience, leadership expertise, knowledge of complex global business and financial matters have led the Board of Directors to conclude that he should serve as a director of our Company.

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

Philip Gay joined our Board of Directors on November 30, 2004. He chairs our Audit and Ethics Committees and is a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Gay currently serves as Managing Director of Triple Enterprises, a business advisory service firm that assists mid-cap sized companies with growth, back office solutions,  mergers and acquisitions and strategic financing, which he had previously managed from March 2000 until June 2004. From June 2004 until June 2010, Mr. Gay served as President, Chief Executive Officer and a Director of Grill Concepts, Inc., a company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he has served as chief financial officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996), and he has held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay's leadership experience, general business knowledge, financial literacy and expertise, accounting skills and competency and overall financial acumen have led the Board of Directors to conclude that he should serve as a director of our Company.

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

Jeffrey Mirvis joined our Board of Directors on February 3, 2009. Mr. Mirvis is currently the Chief Executive Officer of MGT Industries, Inc. (“MGT”), a privately-held apparel company based in Los Angeles. As Chief Executive Officer of MGT, Mr. Mirvis successfully moved all production and sourcing to Asia. During his eleven-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MGT in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the Union Bank of California’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He has been a board member of Wildwood School in Los Angeles and the Jewish Federation in Los Angeles. Mr. Mirvis is a member of our Audit and Compensation Committees. Mr. Mirvis’ international business experience, operational and production expertise, leadership experience and organizational management have led the Board of Directors to conclude he should serve as a director of our Company.

Our directors will hold office until the next annual meeting of shareholders or until their successors are elected and qualified.

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

Board’s Role in Risk Oversight. Our Board of Directors as a whole has responsibility for risk oversight. Our Board of Directors met 19 times in fiscal 2013. Certain categories of risk are reviewed by particular committees of the Board of Directors, which report to the full Board of Directors as needed. The Audit Committee reviews the financial risks, including internal control, audit, financial reporting and disclosure matters, by discussing these risks with management and our internal and external auditors. The Compensation Committee reviews risks relating to our executive compensation plans and arrangements. The Nominating and Corporate Governance Committee reviews risks related to our governance structure and processes and risks arising from related person transactions. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed about such risks.

Audit Committee.  The current members of our Audit Committee are Philip Gay, Rudolph Borneo, Duane Miller and Jeffrey Mirvis, with Mr. Gay serving as chairman. Mr. Mirvis became a member of our Audit Committee on June 8, 2011. Our Board of Directors has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met five times in fiscal 2013.

Compensation Committee.  The current members of our Compensation Committee are Rudolph Borneo, Philip Gay, Duane Miller and Jeffrey Mirvis, with Mr. Borneo serving as chairman. The Compensation Committee is responsible for developing our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making determinations concerning the salary, bonuses and stock options to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee Interlocks and Insider Participation.” The Compensation Committee met five times in fiscal 2013.

Ethics Committee. The current members of our Ethics Committee are Philip Gay, who serves as Chairman, Rudolph Borneo and Duane Miller. The Ethics Committee is responsible for implementing our Code of Business Conduct and Ethics. No issues arose which required our Ethics Committee to meet in fiscal 2013.

Nominating and Corporate Governance Committee.  The current members of our Nominating and Corporate Governance Committee are Rudolph Borneo, Philip Gay and Duane Miller. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Our Nominating and Corporate Governance Committee is responsible for nominating candidates to our Board of Directors. Our Nominating and Corporate Governance Committee did not meet in fiscal 2013.

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

Information about our non-director executive officers and significant employees

Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our Company, are as follows:

Name	Age	Position with the Company

Kevin Daly	54	Chief Accounting Officer

Steve Kratz	58	Chief Operating Officer

David Lee	43	Chief Financial Officer

Doug Schooner	44	Vice President, Global Manufacturing Operations

Michael Umansky	71	Vice President, Secretary and General Counsel

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

Douglas Schooner, our Vice President, Global Manufacturing Operations, joined our company in 1993 and became the Vice President, Global Manufacturing Operations in January 2001. Mr. Schooner has held the positions of Engineer, Production Manager, Assistant Vice President, Production and Vice President, Manufacturing prior to assuming his current position with our company. As Vice President, Global Manufacturing Operations, Mr. Schooner is responsible for all manufacturing, materials and logistic operations for our facilities. Mr. Schooner has a Bachelor of Science degree in Mechanical Engineering from the California State University, Long Beach.

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

On June 10, 2013, each of Fenwick Automotive Products Limited ("FAPL"), Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively "Fenco"), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware.  Mr. Joffe and Mr. Umansky were directors and officers of the Fenco prior to the filing of the voluntary petition, and Mr. Daly was an officer of FAPL prior to the filing of the voluntary petition.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 2013 with the following exception: on February 27, 2013 Mr. Marks filed a Form 4 for the grant of a stock option that was due on February 26, 2013.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2013 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

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

Stock Option Program. Equity awards are a part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing shareholder value over time. We have historically elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives. Although we have not adopted formal stock ownership guidelines, our named directors and executive officers currently hold a significant portion of our fully-diluted common stock, substantially through the ownership of stock options. In determining the number of stock options to be granted to executives, we historically have taken into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the value of the stock options in relation to other elements of the individual executive’s total compensation. In fiscal 2011, we adopted our 2010 Incentive Award Plan, and we amended this plan in fiscal 2013 to increase the number of shares of our common stock available for grant under the plan to 1,750,000.  This amendment was approved by our stockholders at the Annual Meeting of Stockholders held on March 28, 2013. Our Compensation Committee issued the first equity-related grants under the 2010 Incentive Award Plan during fiscal 2013.

Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan, and we make matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Contributions for fiscal 2013 and year-end account balances for those executive officers can be found in the Non-Qualified Deferred Compensation table.

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

Determination of Compensation Decisions.

The Compensation Committee is responsible for establishing, developing and maintaining our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefits plans and policies, administer our equity incentive plans and review and approve all compensation decisions relating to all executive officers and directors. In order for the Compensation Committee to perform its function, the following process for determining executive compensation decisions has been followed.  In addition to the process outlined below, the Compensation Committee also may grant bonuses based on criteria developed independently of the process described below (any such bonuses are referred to as “Non-OGSM Bonuses”).

Determining Goals. Prior to the beginning of each fiscal year, senior executives and department heads consult with each other and establish the Objective Goals Strategies and Measures (the “OGSM”) for our Company. The OGSM sets forth performance goals for each department of our Company and certain employees for the upcoming fiscal year. The OGSM provides a basis for developing a base financial operating plan for the upcoming fiscal year. The base financial operating plan, which is developed in conjunction with the OGSM process, is reviewed and approved by our Board of Directors.

On a quarterly basis, the Board of Directors reviews the actual financial performance of our Company against the goals set forth in the base financial operating plan. In addition, the members of the Board of Directors receive interim reports detailing the actual financial performance of our Company compared to the plan.

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

Our general policy for setting base salaries of our named executive officers (the “Senior Executives”) is to only increase such salaries in the case of promotions or significant increases to an officer’s duties and responsibilities. Such increases to base salaries are reviewed by the Compensation Committee on a case-by-case basis. There were no salary increases in fiscal 2013 except for an increase in Mr. Umansky’s salary from $406,000 to $506,000, which took effect on April 1, 2012. The salaries reflected in our Summary Compensation Table reflect increases that took effect on February 1, 2012 except for the increase in Mr. Umansky’s salary.

At the end of the fiscal year, department heads assess their progress against the base financial operating plan and evaluate their results. These self-assessments are presented to the Chief Executive Officer who then undertakes his own evaluation of the executives’ performance. This involves a two-step process whereby the Chief Executive Officer evaluates: (i) our Company’s actual financial performance against the budget, taking into account events that may be beyond the control of any given Senior Executive’s performance initiatives and (ii) each Senior Executive’s performance against his performance goals. Performance is evaluated in a non-formulaic manner with no specific weighting given to the performance measures. The Chief Executive Officer considers both the financial performance of our Company and individual performance relative to each performance goal of the Senior Executives to develop bonus recommendations for each Senior Executive guided by the framework of our compensation consultant’s most recent review.

The Compensation Committee reviews the performance evaluations of the Senior Executives and assesses the specific OGSM goals and execution of such goals for each Senior Executive. The Chief Executive Officer then presents his bonus recommendations for the Senior Executives to the Compensation Committee (the “OGSM-based Bonus Recommendations”). The Compensation Committee then decides whether to approve or adjust the OGSM-based Bonus Recommendations. The Compensation Committee evaluates all of the factors considered by the Chief Executive Officer and reviews the compensation summaries for each Senior Executive, including base salary, bonus, equity awards (if any), deferred compensation benefits and other benefits. In determining specific components of compensation, the Compensation Committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements. These measures are evaluated in a non-formulaic manner with no specific weighting given to any specific objectives that the executives were tasked with performing. Based on its review and evaluation, the Compensation Committee makes the final determination of the bonuses to be paid to the Senior Executives based on the OGSM process (the “OGSM Bonuses”) and reports its decisions to the entire Board of Directors.

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

Determining Chief Executive Officer Compensation.

The Compensation Committee is responsible for evaluating the performance of Mr. Joffe, our Chief Executive Officer, and setting his annual compensation. In determining these elements of compensation for Mr. Joffe, the Compensation Committee considered the contributions Mr. Joffe has made to our Company both from strategic and operational perspectives. The Compensation Committee reviews the key operating results and key strategic initiatives of our Company against the goals and base financial plan contained in the OGSM to determine if the Chief Executive Officer has achieved the goal of strategically enhancing our Company while maintaining favorable operating metrics. The Compensation Committee also takes into consideration the standard of living of the Los Angeles vicinity in which our corporate offices are located. The Compensation Committee separately reviews all relevant information, including reports provided by its outside consultant, and arrives at its decision for the Chief Executive Officer’s total compensation. The Chief Executive Officer’s performance is evaluated in a non-formulaic manner with no specific weighting given to any one of the performance measures. Mr. Joffe does not participate in any decision regarding his compensation. On May 18, 2012, we entered into a new employment agreement with Mr. Joffe which sets his base salary at $600,000 which will be reviewed from time to time in accordance with the Company’s established procedures for adjusting salaries of similarly situated employees. See the “Employment Agreements” section below for a further discussion of certain compensation amounts payable to Mr. Joffe pursuant to his employment agreement. Upon making its determination, the Compensation Committee reports its recommendations concerning Mr. Joffe’s compensation to the entire Board of Directors.

Compensation Committee Consultant.

The Compensation Committee has retained Towers Watson as its outside compensation consultant. Towers Watson does not perform any other consulting work or any other services for our Company, reports directly to the Compensation Committee, and takes direction from the Chairman of the Compensation Committee. The Compensation Committee engaged Towers Watson to prepare a complete competitive assessment of our executive compensation practices in 2004, an updated assessment of the compensation of our Chief Executive Officer in 2006, a complete executive compensation assessment in 2009, a complete executive compensation review in 2011 and an updated assessment of the compensation of our Chief Executive Officer in 2012 (completed in fiscal 2013).

The Compensation Committee considers analysis and advice from its outside consultant when making compensation decisions for the Chief Executive Officer and other Senior Executives. The outside consultant’s work for the Compensation Committee includes data analysis, market assessments, and preparation of related reports.

Peer Group.

While the Compensation Committee does not undertake a formalized benchmarking process, it does review the assessment provided by its outside consultant detailing the competitiveness of our executive compensation relative to our peer group when making its executive compensation decisions. Our peer group for compensation purposes includes Amerigon Inc., Dorman Products Inc., Drew Industries Inc., Fuel Systems Solutions, Inc., Gentex Corp., Modine Manufacturing Co., Remy International, Inc., Shiloh Industries Inc., Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., Strattec Security Corp. and Superior Industries International Inc. The Compensation Committee determined that the peer companies from our outside consultant’s 2011 executive compensation review remained an appropriate basis for comparison.

Senior Executive Compensation Decisions (Other than the Chief Executive Officer).

The Compensation Committee will make its decisions for each of the named executive officers (other than the Chief Executive Officer) with respect to OGSM Bonuses following the process described above, in each case the performance goals apply with respect to both the Company’s rotating electrical and undercar businesses:

Kevin Daly, Chief Accounting Officer

•	Provide timely and accurate services and information to our management, Board of Directors and other stakeholders
•	Improve top-level financial knowledge and accounting controls and maintain regulatory compliance with accounting standards and practices
•	Keep abreast of all financial accounting pronouncements that may affect our financial reporting or financial strategies

David Lee, Chief Financial Officer

•	Monitor all metrics that may have an impact on our financial performance
•	Maintain an effective treasury function, including budgeting and forecasting
•	Manage our cash flows
•	Minimize the loan and interest expenses we incur
•	Manage our shareholder relations

Steve Kratz, Chief Operating Officer

•	Evaluate and manage the key operating metrics for us
•	Increase quality of our product
•	Implement strategies aimed at reducing our product costs and warranty rates
•	Manage our recovery operations
•	Improve our customer support services
•	Manage and improve the performance of our information technology systems

Doug Schooner, Vice President, Global Manufacturing Operations

•	Maximize all manufacturing efficiencies to ensure fill rates to our customers
•	Ensure the quality of our products through the manufacturing process
•	Maintain appropriate levels of offshore production volume and capacity
•	Maintain a global manufacturing and multifunctional support group
•	Reorganize special order department to maintain ability of changing unit technology
•	Complete the reorganization of the production shop
•	Maintain our recovery remanufacturing process
•	Improve product costs

Michael Umansky, Vice President, Secretary and General Counsel

•	Limit our legal and other risk exposure
•	Manage any litigation
•	Control our legal and insurance costs
•	Maintain our compliance standards, including compliance with SEC rules and regulations
•	Manage our investor relations communications
•	Develop and protect intellectual property for our business processes
•	Advise on and implement any transactional business opportunities, including acquisitions, financings, SEC correspondence and customer contracts
•	Oversee certain administrative functions, including human resource functions
•	Determine and negotiate all required insurance
•	Supervise contractual obligations

To date, the Compensation Committee has not made its final determination of OGSM Bonuses based on fiscal 2013 performance and thus has not reported any decision regarding such bonuses to the entire Board of Directors.  The Compensation Committee approved the following base salaries and Non-OGSM Bonuses earned during fiscal 2013 for these Senior Executives:

Name	Base Salary	Bonus

David Lee	$220,000	$31,267
Kevin Daly	$208,000	$16,767
Steve Kratz	$350,000	$37,267
Michael Umansky	$506,000	$22,433
Doug Schooner	$250,000	$21,767

The amounts of the Non-OGSM Bonuses set forth above were determined based on criteria previously established by the Compensation Committee with respect to proposed equity awards that were never granted.

Chief Executive Officer Compensation Decisions.

The Compensation Committee will make its decisions for the Chief Executive Officer’s fiscal 2013 bonus (other than the Non-OGSM Bonus) following the process described above and has established the following key individual performance goals:

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

The Compensation Committee did not review Mr. Joffe’s base salary after it was increased to $600,000 pursuant to the New Employment Agreement.  The Compensation Committee set Mr. Joffe’s Non-OGSM Bonus at $125,000 based on the same criteria used to set the amounts of the other Non-OGSM Bonuses paid in fiscal 2013.
Pursuant to Mr. Joffe’s new employment agreement, he also received a $250,000 bonus upon signing the agreement and a guaranteed bonus of $500,000, payable in installments over three years. In connection with the stock option granted to Mr. Joffe on December 28, 2012, he also received a cash bonus of $162,607 to cover his tax obligations arising in connection with the grant, transferability and/or delivery of such stock option.

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

Summary Compensation Table

The following table sets forth information concerning fiscal 2013, 2012 and 2011 compensation of our named executive officers.

Name & Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards	Options Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total

Selwyn Joffe	2013	$586,923	$1,037,707	$330,539	$682,556	$-	$-	$565,442	$3,203,167
Chairman of the Board,	2012	500,000	450,100	-	-	-	-	111,610	1,061,710
President and CEO	2011	500,000	700,100	-	-	-	-	189,572	1,389,672

David Lee	2013	$220,000	$31,267	$-	$90,442	$-	$-	$56,977	$398,686
Chief Financial Officer	2012	183,767	68,100	-	-	-	-	64,680	316,547
	2011	178,500	65,100	-	-	-	-	64,871	308,471

Kevin Daly	2013	$208,000	$16,767	$-	$48,294	$-	$-	$22,334	$295,395
Chief Accounting Officer	2012	183,554	48,100	-	-	-	-	25,195	256,849
	2011	180,000	65,100	-	-	-	-	24,725	269,825

Steve Kratz	2013	$350,000	$37,267	$-	$108,003	$-	$-	$19,448	$514,718
Chief Operating Officer	2012	306,340	60,100	-	-	-	-	258,438	624,878
	2011	300,000	95,100	-	-	-	-	21,511	416,611

Michael Umansky	2013	$506,000	$22,433	$-	$64,977	$-	$35,977	$52,063	$681,450
Vice President, Secretary	2012	406,000	80,100	-	-	-	8,228	56,677	551,005
and General Counsel	2011	406,000	60,100	-	-	-	30,360	55,307	551,767

Doug Schooner	2013	$250,000	$21,767	$-	$62,929	$-	$189	$58,377	$393,362
Vice President,	2012	223,411	100,100	-	-	-	63	65,767	389,341
Manufacturing	2011	219,986	80,100	-	-	-	307	65,467	365,860

(1)	Bonus amounts for each named executive officer represent the bonus amount earned for each respective fiscal year and include a $100 bonus paid to each of the Company’s employees during December of each year, including the named executive officers.

(2)	Option award amounts represent the aggregate grant date fair value of options granted during the fiscal years ended March 31, 2013, 2012, and 2011.

(3)	All amounts represent nonqualified deferred compensation earnings.

(4)	The following chart is a summary of the items that are included in the “All Other Compensation” totals:

Name	Automobile Expenses	Health Insurance Premiums	401K Employer's Contribution	Deferred Compensation Plan Employer's Contribution	Other (1)	Total

Selwyn Joffe	$20,586	$77,830	$4,717	$-	$462,310	$565,442
David Lee	$-	$53,830	$3,147	$-	$-	$56,977
Kevin Daly	$-	$18,884	$3,450	$-	$-	$22,334
Steve Kratz	$-	$18,884	$564	$-	$-	$19,448
Michael Umansky	$2,190	$37,557	$4,090	$8,226	$-	$52,063
Doug Schooner	$-	$53,830	$4,547	$-	$-	$58,377

(1)	$462,310 of other compensation paid to Mr. Joffe consists of $454,675, which is the net purchase price of options purchased by the Company in January 2013 pursuant to an option purchase agreement and $7,635 is the compensation expense in connection with the 1,500 options exercised in April 2012.

2013 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards

Selwyn Joffe	12/28/2012	51,167	-	$-	$330,539
Selwyn Joffe	12/28/2012	-	109,100	$6.46	$319,326
Selwyn Joffe	12/28/2012	-	124,100	$6.46	$363,230
David Lee	12/28/2012	-	30,900	$6.46	$90,442
Kevin Daly	12/28/2012	-	16,500	$6.46	$48,294
Steve Kratz	12/28/2012	-	36,900	$6.46	$108,003
Michael Umanksy	12/28/2012	-	22,200	$6.46	$64,977
Doug Schooner	12/28/2012	-	21,500	$6.46	$62,929

Outstanding Equity Awards At Fiscal Year End

Option Awards

The following table summarizes information regarding option awards granted to our named executive officers that remain outstanding as of March 31, 2013.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable vested	Number of Securities Underlying Unexercised Options (#) Unexercisable unvested		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date

Selwyn Joffe
	100,000	-		-	$6.345	1/13/2014
	200,000	-		-	$9.270	7/20/2014
	150,000	-		-	$10.010	11/2/2015
	250,000	-		-	$12.000	8/29/2016
	109,100	-		-	$6.460	12/27/2022
	41,367	82,733	(1)	-	$6.460	12/27/2022
David Lee		-		-
	5,000	-		-	$10.10	11/2/2015
	2,500	-		-	$12.00	8/29/2016
	10,300	20,600	(1)		$6.460	12/27/2022
Kevin Daly		-		-
	5,000	-		-	$10.15	1/3/2016
	2,500	-		-	$12.00	8/29/2016
	5,500	11,000	(1)		$6.460	12/27/2022
Steve Kratz
	2,500	-		-	$8.70	5/11/2014
	6,000	-		-	$10.10	11/2/2015
	10,000	-		-	$12.00	8/29/2016
	12,300	24,600	(1)		$6.460	12/27/2022
Michael Umansky
	25,000	-		-	$10.01	11/2/2015
	20,000	-		-	$12.00	8/29/2016
	7,400	14,800	(1)		$6.460	12/27/2022
Doug Schooner
	12,000	-		-	$8.70	5/11/2014
	12,000	-		-	$10.01	11/2/2015
	20,000	-		-	$12.00	8/29/2016
	7,167	14,333	(1)	-	$6.46	12/27/2022

(1)	This award vests in three equal installments beginning each anniversary from the grant date, December 28, 2012, subject to continued employment.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Selwyn Joffe	103,000	$462,310	51,167	$330,539
David Lee	-	$-	-	$-
Kevin Daly	-	$-	-	$-
Steve Kratz	-	$-	-	$-
Michael Umansky	-	$-	-	$-
Doug Schooner	-	$-	-	$-

Nonqualified Deferred Compensation

The following table sets forth certain information regarding contributions, earnings and account balances under our Amended and Restated Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not-tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2013. A description of the material terms and conditions of the Amended and Restated Executive Deferred Compensation Plan follows.

Name	Executive Contributions in Last FY(1)	Registrant contribution in last FY(2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY

Selwyn Joffe	$-	$-	$-	$-	$-
David Lee	$-	$-	$-	$-	$-
Kevin Daly	$-	$-	$-	$-	$-
Steve Kratz	$-	$-	$-	$-	$-
Michael Umansky	$32,904	$8,226	$27,751	$-	$409,128
Doug Schooner	$-	$-	$189	$-	$1,862

(2)	The amounts set forth in this column are included in the “Salary” and “Bonus” columns, as applicable, in our “Summary Compensation Table.”

(3)	See description of the Non-Qualified Deferred Compensation Plan in the “Grants of Plan Based Awards” section. The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total

Selwyn Joffe	$-	$-	$-
David Lee	$-	$-	$-
Kevin Daly	$-	$-	$-
Steve Kratz	$-	$-	$-
Michael Umansky	$8,226	$-	$8,226
Doug Schooner	$-	$-	$-

(a)	No interest is paid by the registrant.

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

Employment Agreements

Prior Employment Agreements

On February 14, 2003, we entered into an employment agreement with Selwyn Joffe pursuant to which he is employed full-time as our President and Chief Executive Officer in addition to serving as our Chairman of the Board of Directors. This agreement, which was negotiated on our behalf by Mel Marks, the then Chairman of the Compensation Committee, and unanimously approved by our Board of Directors, was originally scheduled to expire on March 31, 2006. The February 14, 2003 agreement provided for an annual base salary of $500,000, and participation in our executive bonus program. Pursuant to this agreement, Mr. Joffe remained entitled to receive a transaction fee of 1.0% of the total consideration of any transaction, including any transaction resulting in a change of control, his efforts brought to us that we previously agreed to provide to him as part of a prior consulting agreement with Protea Group, Mr. Joffe’s company. Mr. Joffe also participated in the stock option plans approved by the shareholders and also received other benefits including those generally provided to other employees.

On April 22, 2005, we entered into an amendment to our employment agreement with Mr. Joffe. Under the amendment, Mr. Joffe’s term of employment was extended from March 31, 2006 to March 31, 2008. His base salary, bonus arrangements, 1% transaction fee right and fringe benefits remained unchanged. This amendment was unanimously approved by our Board of Directors.

Before the amendment, Mr. Joffe had the right to terminate his employment upon a change of control and receive his salary and benefits through March 31, 2006. Under the amendment, upon a change of control (which was redefined pursuant to the amendment), Mr. Joffe would have been entitled to a sale bonus equal to the sum of (i) two times his base salary plus (ii) two times his average bonus earned for the two years immediately prior to the change of control. The amendment also granted Mr. Joffe the right to terminate his employment with effect on or after the one year anniversary of a change of control and to then receive salary and benefits for a one year period following such termination plus a bonus equal to the average bonus Mr. Joffe earned during the two years immediately prior to his voluntary termination.

Pursuant to the amendment, if Mr. Joffe had been terminated without cause or resigns for good reason (as defined in the amendment), the registrant would have had to pay Mr. Joffe (i) his base salary, (ii) his average bonus earned for the two years immediately prior to termination (or, if such termination occurred within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurred), and (iii) all other benefits payable to Mr. Joffe pursuant to the employment agreement, as amended, through the later of two years after the date of termination of employment or March 31, 2008. Under the amendment, Mr. Joffe was also entitled to an additional “gross-up” payment to offset the excise taxes (and related income taxes on the “gross-up” payment) that he may be obligated to pay with respect to the first $3,000,000 of “parachute payments” (as defined in Section 280G of the Code) to be made to him upon a change of control. The amendment redefined the term “for cause” to apply only to misconduct in connection with Mr. Joffe’s performance of his duties. Pursuant to the amendment, any options that have been or may be granted to Mr. Joffe will fully vest upon his termination for any reason other than for cause or without good reason and be exercisable for a two-year period following the termination, and Mr. Joffe agreed to waive the right he previously had under the employment agreement to require the registrant to purchase his option shares and any underlying options if his employment were terminated for any reason. The amendment further provided that Mr. Joffe’s agreement not to compete with us terminated at the end of his employment term.

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

On December 31, 2008, we entered into an amended and restated employment agreement with Mr. Joffe. Mr. Joffe’s previous employment agreement was amended and restated primarily to add language that satisfied the requirements of the final treasury regulations issued pursuant to Section 409A of the Code with respect to certain of the payments that might have been provided to Mr. Joffe pursuant to the employment agreement. The restated agreement did not increase the amounts payable to Mr. Joffe as salary, bonus, severance or other compensation, nor did it extend the term of employment, but it did clarify that if we terminated the restated agreement without cause, either directly or constructively, Mr. Joffe would have been entitled to receive severance payments until the later of (i) that date which is two years after the termination date or (ii) the date upon which the restated agreement would otherwise have expired. All other substantive terms and conditions of Mr. Joffe’s employment remain unchanged. The restated agreement was unanimously approved by our Board of Directors.

New Employment Agreement

On May 18, 2012, we entered into a new employment agreement (the “New Employment Agreement”) with Mr. Joffe, which terminates and supersedes Mr. Joffe’s previous employment agreement that was to expire on August 31, 2012. The New Employment Agreement provides for Mr. Joffe to serve as our Chairman, President and Chief Executive Officer for a term expiring on August 31, 2015, unless extended or earlier terminated. Pursuant to the New Employment Agreement, Mr. Joffe will receive a base salary of $600,000 per year, which will be reviewed from time to time in accordance with our established procedures for adjusting salaries for similarly situated employees. Mr. Joffe will be eligible to participate in our Annual Incentive Plan adopted and amended from time to time by the Board (the “Annual Incentive Plan”), with a target bonus equal to 100% of Mr. Joffe’s salary (the “Annual Incentive Bonuses”). In addition to the Annual Incentive Bonuses, we paid Mr. Joffe a one-time bonus of $250,000 upon the signing of the New Employment Agreement and awarded Mr. Joffe a guaranteed bonus of $500,000, payable in three annual installments: $168,000 on May 18, 2012; $166,000 on May 18, 2013; and $166,000 on May 18, 2014.

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

In January 2013, the Company entered into an option purchase agreement (the “Option Purchase Agreement”) with Mr. Joffe. Pursuant to the Option Purchase Agreement, among other things, the Company purchased Mr. Joffe’s options to purchase 101,500 shares of the Company’s common stock granted under the Company’s 1994 Stock Option Plan at a net purchase price of $454,675. This payment represents the difference per share of common stock between $6.87, the average closing price of the Company’s common stock for the five consecutive trading days preceding, and including the date of the Option Purchase Agreement, and the exercise price of the respective stock options, discounted five percent and multiplied by the total number of shares under Mr. Joffe’s stock options.

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

In the event that Mr. Joffe’s employment is terminated by us without Cause (as defined in the New Employment Agreement) or Mr. Joffe voluntarily terminates the New Employment Agreement for Good Reason (as defined in the New Employment Agreement), then we will pay through the later of the date which is two years after the termination date or August 31, 2015: (i) his salary as in effect immediately prior to the termination date; (ii) his average bonus earned for the two years immediately prior to the year in which the New Employment Agreement is terminated (or if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs); (iii) the Benefits; and (iv) reimbursable expenses.

If a Change in Control (as defined in the New Employment Agreement) occurs and Mr. Joffe voluntarily terminates the New Employment Agreement for Good Reason (as defined in the New Employment Agreement) or Mr. Joffe’s employment is terminated by us without Cause (as defined in the New Employment Agreement) within two years following a Change in Control, then Mr. Joffe will be entitled to receive either the severance benefit as described in the next sentence of this paragraph or the benefits described in the immediately preceding paragraph, whichever is more favorable to Mr. Joffe, and we will pay Mr. Joffe any reimbursable expenses owed to him through the termination date. The severance benefit will be equal to (i) two times Mr. Joffe’s salary at the annual rate in effect immediately prior to the date of the Change in Control plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the Change in Control occurs. The severance benefit will be paid to Mr. Joffe in a lump sum as soon as practicable, but no later than 30 days following the termination date.

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

Potential Payments Upon Termination or Change in Control Table

The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreement was terminated on March 31, 2013, the last business day of fiscal 2013. Please refer to “Employment Agreements” for more information.

Benefit	Termination by Company for Cause (1)	Death (2)	Disability (3)	Voluntary Termination by Mr. Joffe for Good Reason or Termination by Company w/o Cause (4)	After Change in Control: Voluntary Termination by Mr. Joffe (5)

Salary Contribution	$-	$-	$-	$600,000	$1,200,000
Bonus (6)	$-	$-	$-	$75,100	$150,200
Executive Awards (7)	$-	$-	$-	$-	$-
Healthcare	$-	$-	$24,000	$155,660	$-
Automobile Allowance (8)	$-	$-	$-	$36,000	$-
Accrued Vacation Payments	$159,774	$159,774	$159,774	$252,082	$159,774

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus, if any, reimbursable expenses, and benefits owing to him through the day of his termination.

(2)	Mr. Joffe’s employment term will end on the date of his death. Upon such event, Mr. Joffe’s estate will be entitled to receive his accrued salary, bonus, if any, benefits (including accrued but unused vacation time) and reimbursable expenses, owing to Mr. Joffe through the date of his death. In addition, Mr. Joffe’s estate will assume Mr. Joffe’s rights under our 1994 stock option plan and the related rights under his employment agreement.

(3)	If during the employment term, Mr. Joffe becomes disabled and is terminated by us, Mr. Joffe will be entitled to receive his accrued salary, bonus, if any, reimbursable expenses, and benefits owing to Mr. Joffe through the date of termination. In addition, Mr. Joffe will be entitled to receive the benefits payable pursuant to a disability insurance policy, which we pay Mr. Joffe $24,000 annually to be used by Mr. Joffe to purchase the same for his benefit.

(4)	Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive through the later of the date which is two years after the termination date or August 31, 2015: (i) his salary at the annual rate as in effect immediately prior to the termination date; (ii) his average bonus earned for the two years immediately prior to the year in which his employment agreement is terminated (or if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs); (iii) the benefits; and (iv) reimbursable expenses.

(5)	If a change in control occurs and Mr. Joffe voluntarily terminates his employment agreement for good reason or Mr. Joffe’s employment is terminated by us without cause within two years following a change in control, then Mr. Joffe will be entitled to receive either the severance benefit as described in the next sentence of this footnote or the benefits described in the immediately preceding footnote, whichever is more favorable to Mr. Joffe, and we will pay Mr. Joffe any reimbursable expenses owed to him through the termination date. The severance benefit will be equal to (i) two times Mr. Joffe’s salary at the annual rate in effect immediately prior to the date of the change in control plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the change in control occurs.

(6)	The bonus amounts do not include Mr. Joffe's Non-OGSM bonus of $125,000, his bonus to pay certain tax obligations of $162,607, his signing bonus of $250,000 and his guaranted bonus of $750,000 because such bonuses are not included in the definition of bonuses payable upon termination in Mr. Joffe's current employment agreement. Because the amounts shown in the table are calculated as of March 31, 2013, the bonus amounts also do not reflect any bonuses with respect to fiscal 2013 performance that may be paid in the future.

(7)	Upon the termination of his employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any Executive Awards under our 2010 Incentive Plan which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such Executive Award. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all Executive Awards which were not fully vested at March 31, 2013. Executive Awards include incentive stock options and nonqualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, stock payments, deferred stock, deferred stock units, SARs and cash awards.

(8)	Mr. Joffe is entitled to receive an automobile allowance until March 31, 2012 in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.

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

Limitation on Awards and Shares Available. An aggregate of 1,750,000 shares of our common stock are available for issuance under awards granted pursuant to the 2010 Plan, which shares may be treasury shares, authorized but unissued shares, or shares purchased in the open market. The number of authorized shares will be reduced by 1 share for each share issued pursuant to a stock option or stock appreciation right (“SAR”) and by 2.5 shares for each share subject to a “full-value” equity award (which generally includes awards other than stock options and SARs, such as restricted stock and restricted stock units).

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

2013 Director Compensation

We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in fiscal 2013. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. In addition, our compensation arrangement with Mel Marks reflects his 51 years of relevant experience in the industry and our Company. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in fiscal 2013.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

Philip Gay	$90,000	$-	$9,006	$-	$99,006
Rudolph Borneo	$65,500	$-	$9,004	$-	$74,504
Scott J. Adelson	$48,000	$-	$12,501	$-	$60,501
Duane Miller	$71,000	$-	$5,730	$-	$76,730
Jeffrey Mirvis	$67,000	$-	$9,325	$-	$76,325
Mel Marks	$-	$-	$-	$1,000,000	$1,000,000

(1)	Option award amounts reflect the aggregate grant date fair value of option awards.

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

Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of July 19, 2013, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 14,460,979 shares of common stock outstanding as of July 19, 2013.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 19, 2013 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

Name and Address of Beneficial Shareholder	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Raging Capital Management, LLC (2)
Ten Princeton Avenue, Rocky Hill, New Jersey 08553	1,433,660	9.9%
Nantahala Capital Management, LLC (2)
19 Old Kings Highway South, Suite 200, Darien, CT 06820	1,366,613	9.5%
Wellington Trust Company, NA (2)
280 Congress Street, Boston, MA 02210	1,144,694	7.9%
River Road Asset Management, LLC (2)
462 S. 4th St., Ste 1600 Louisville, KY 40202	955,440	6.6%
Selwyn Joffe (3)	930,997	6.0%
Mel Marks (4)	521,046	3.6
Scott Adelson (5)	47,000	*
Rudolph Borneo (6)	66,000	*
Philip Gay (7)	46,000	*
Duane Miller (8)	37,000	*
Jeffrey Mirvis (9)	40,000	*
Doug Schooner (10)	51,259	*
Steve Kratz (11)	30,800	*
Michael Umansky (12)	52,400	*
David Lee (13)	19,800	*
Kevin Daly (14)	16,000	*
Directors and executive officers as a group — 12 persons (15)	1,858,302	12.5%

* Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)	Based on information contained in filings made by such stockholders with the SEC on as reported in each such stockholder's most recent Schedule 13F filing or most recent Schedule 13G filing, whichever is more recent. Since there may have been subsequent purchases or sales of securities, this information may not reflect the current holdings by these stockholders.

(3)	Includes 100,000 shares issuable upon exercise of currently exercisable options under the 1994 Stock Option Plan; 600,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan, and 150,467 shares issuable upon exercise of options under the 2010 Incentive Award Plan.

(4)	Includes 484,956 shares held by a limited liability limited partnership the general partner of which is a corporation wholly owned by Mr. Marks.

(5)	Includes 37,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(6)	Includes 46,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(7)	Represents 46,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(8)	Represents 37,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(9)	Includes 34,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(10)	Represents 44,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan, 7,167 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan and includes 92 shares of common stock held by The Schooner 2003 Family Trust. Mr. Schooner expressly disclaims ownership of the shares held by The Schooner 2003 Family Trust.

(11)	Represents 18,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan and 12,300 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan.

(12)	Represents 45,000 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan and 7,400 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan.

(13)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan and 10,300 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan.

(14)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan and 5,500 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan.

(15)	Includes 100,000 shares issuable upon exercise of currently exercisable options granted under the 1994 Stock Option Plan; 722,500 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; 193,134 shares issuable upon exercise of currently exercisable options granted under the 2010 Incentive Award Plan; and 200,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

Information regarding our securities authorized for issuance under our equity compensation plan is found in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had a consulting agreement with Mel Marks, our founder, member of our Board of Directors and largest shareholder, which was terminated on March 31, 2013. We paid Mr. Marks a consulting fee of $350,000 per year under this arrangement. In connection with the termination of this arrangement, we agreed to pay Mr. Marks $300,000 ratably on a monthly basis during fiscal 2014 in addition to a final one-time payment of $350,000.We have also agreed to pay Mr. Gay, a member of our Board of Directors, $90,000 per year for his service as a member of our Board of Directors and Chairman of our Audit Committee. For additional information, see the discussion under the caption “Executive Compensation” “2013 Director Compensation.”

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

In December 2012, we entered into a stock repurchase agreement (the “Stock Repurchase Agreement”) with the Shareholders, which, among other things, provides the Shareholders with the option to sell up to $300,000 of our common stock held by the Shareholders (the “Shares”), on or prior to February 28, 2013, at a purchase price that is 10% below the average daily closing price per share of our common stock for the five consecutive trading days immediately preceding the date of the notice of sale. During fiscal 2013, we repurchased 52,947 Shares at a total cost of approximately $300,000.

During fiscal 2013, the Company paid Houlihan Lokey Howard & Zukin Capital, Inc. $350,000 in connection with the restructuring of Fenco. Scott J. Adelson, a member of the Company’s board of directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital Inc.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the total fees we paid to our independent certified public accountants, Ernst & Young LLP, for professional services provided during the following fiscal years ended March 31:

	2013	2012	2011
Audit Fees	$2,519,000	$3,553,000	$1,143,000
Audit Related Fees	13,000	-	-
Tax Fees	283,000	346,000	126,000
All Other Fees	-	85,000	300,000

Total	$2,815,000	$3,984,000	$1,569,000

Audit fees in fiscal 2013, 2012 and 2011 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, and (iii) audit of internal control over financial reporting.

Tax fees in fiscal 2013 related primarily to the preparation of federal and state tax returns, transfer pricing, impairment analysis, and other state income tax research. Tax fees in fiscal 2012 related primarily to our acquisition, the preparation of federal and state tax returns, transfer pricing, and other state income tax research. Tax fees in fiscal 2011 related primarily to the preparation of federal and state tax returns, transfer pricing, and other state income tax research.

Other fees billed in fiscal 2012 and 2011 consisted of professional services for due diligence work related to our acquisitions.

Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2013, 2012 and 2011 were pre-approved by the Audit Committee.

PART IV

Item 15 . Exhibits, Financial Statement Schedules.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: July 29, 2013	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: July 29, 2013	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	July 29, 2013
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	July 29, 2013
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	July 29, 2013
Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	July 29, 2013
Mel Marks

/s/ Scott Adelson	Director	July 29, 2013
Scott Adelson

/s/ Rudolph Borneo	Director	July 29, 2013
Rudolph Borneo

/s/ Philip Gay	Director	July 29, 2013
Philip Gay

/s/ Duane Miller	Director	July 29, 2013
Duane Miller

/s/ Jeffrey Mirvis	Director	July 29, 2013
Jeffrey Mirvis