Form 10-Q
period 2013-06-30
MOTORCAR PARTS AMERICA INC
filed 2013-08-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

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

There were 14,460,979 shares of Common Stock outstanding at August 2, 2013.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2013	March 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash	$15,191,000	$19,346,000
Short-term investments	422,000	411,000
Accounts receivable — net (Note 4)	-	3,689,000
Inventory— net	31,713,000	31,838,000
Inventory unreturned	7,532,000	6,981,000
Deferred income taxes	30,031,000	30,075,000
Prepaid expenses and other current assets	9,430,000	8,195,000
Current assets of discontinued operations (Note 2)	-	52,096,000
Total current assets	94,319,000	152,631,000
Plant and equipment — net	9,642,000	10,036,000
Long-term core inventory — net	122,625,000	118,211,000
Long-term core inventory deposits	27,805,000	27,610,000
Long-term deferred income taxes	11,702,000	2,546,000
Intangible assets — net	3,791,000	3,983,000
Other assets	7,487,000	7,723,000
Long-term assets of discontinued operations (Note 2)	-	44,334,000
TOTAL ASSETS	$277,371,000	$367,074,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$34,903,000	$39,152,000
Accrued liabilities	8,638,000	9,326,000
Customer finished goods returns accrual	14,545,000	14,289,000
Other current liabilities	1,010,000	1,192,000
Current portion of term loan	4,650,000	3,900,000
Current liabilities of discontinued operations (Note 2)	-	151,914,000
Total current liabilities	63,746,000	219,773,000
Term loan, less current portion	78,792,000	80,110,000
Deferred core revenue	12,172,000	12,014,000
Other liabilities	5,004,000	3,481,000
Guaranteed loan payable	20,054,000	-
Long-term liabilities of discontinued operations (Note 2)	-	55,210,000
Total liabilities	179,768,000	370,588,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share,20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized;14,460,979 shares issued and outstanding at June 30, 2013 and March 31, 2013, respectively	145,000	145,000
Additional paid-in capital	114,862,000	114,737,000
Accumulated other comprehensive loss	(834,000)	(846,000)
Accumulated deficit	(16,570,000)	(117,550,000)
Total shareholders' equity (deficit)	97,603,000	(3,514,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$277,371,000	$367,074,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012

Net sales	$50,245,000	$46,799,000
Cost of goods sold	34,231,000	31,980,000
Gross profit	16,014,000	14,819,000
Operating expenses:
General and administrative	9,632,000	5,914,000
Sales and marketing	1,731,000	1,772,000
Research and development	549,000	436,000
Total operating expenses	11,912,000	8,122,000
Operating income	4,102,000	6,697,000
Interest expense, net	3,925,000	2,896,000
Income from continuing operations before income tax expense	177,000	3,801,000
Income tax expense	74,000	1,434,000
Income from continuing operations	103,000	2,367,000
Income (loss) from discontinued operations	100,877,000	(12,229,000)

Net income (loss)	$100,980,000	$(9,862,000)

Basic net income per share from continuing operations	$0.01	$0.17
Basic net income (loss) per share from discontinued operations	$6.97	(0.88)

Basic net income (loss) per share	$6.98	$(0.71)

Diluted net income per share from continuing operations	$0.01	$0.17
Diluted net income (loss) per share from discontinued operations	$6.93	(0.87)

Diluted net income (loss) per share	$6.94	$(0.70)

Weighted average number of shares outstanding:
Basic	14,460,979	13,924,641
Diluted	14,547,565	14,012,683

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended
	June 30,
	2013	2012

Net income (loss)	$100,980,000	$(9,862,000)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments	-	(7,000)
Foreign currency translation	12,000	(547,000)
Total other comprehensive income (loss), net of tax	12,000	(554,000)
Comprehensive income (loss)	$100,992,000	$(10,416,000)

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
Cash flows from operating activities:	2013	2012
Net income (loss)	$100,980,000	$(9,862,000)
Less income (loss) from discontinued operations	100,877,000	(12,229,000)
Income from continuing operations	103,000	2,367,000
Adjustments to reconcile net income from continuing operations to net cash used in operating activities:
Depreciation	541,000	542,000
Amortization of intangible assets	192,000	193,000
Amortization of deferred financing costs	453,000	363,000
Loss due to change in fair value of warrant liability	1,570,000	10,000
Provision for inventory reserves	511,000	533,000
Net (recovery of) provision for customer payment discrepancies	(47,000)	200,000
Provision for doubtful accounts	65,000	2,000
Deferred income taxes	13,000	248,000
Share-based compensation expense	125,000	14,000
Impact of tax benefit on APIC pool from stock options exercised	-	1,000
Changes in current assets and liabilities:
Accounts receivable	3,937,000	6,457,000
Inventory	1,297,000	(1,187,000)
Inventory unreturned	(551,000)	(197,000)
Prepaid expenses and other current assets	(1,328,000)	969,000
Other assets	(118,000)	(58,000)
Accounts payable and accrued liabilities	(5,371,000)	(17,243,000)
Customer finished goods returns accrual	256,000	860,000
Deferred core revenue	158,000	247,000
Long-term core inventory	(4,799,000)	(4,793,000)
Long-term core inventory deposits	(195,000)	(169,000)
Other liabilities	116,000	35,000
Net cash used in operating activities from continuing operations	(3,072,000)	(10,606,000)
Net cash provided by (used in) operating activities from discontinued operations	979,000	(6,153,000)
Net cash used in operating activities	(2,093,000)	(16,759,000)
Cash flows from investing activities:
Purchase of plant and equipment	(381,000)	(398,000)
Change in short term investments	(10,000)	(7,000)
Net cash used in investing activities from continuing operations	(391,000)	(405,000)
Cash lost on deconsolidation of subsidiary	(170,000)	-
Net cash used in investing activities from discontinued operations	(125,000)	(203,000)
Net cash used in investing activities	(686,000)	(608,000)
Cash flows from financing activities:
Proceeds from term loan	-	10,000,000
Repayments of term loan	(600,000)	-
Deferred financing costs	-	(739,000)
Payments on capital lease obligations	(64,000)	(90,000)
Exercise of stock options	-	5,000
Excess tax benefit from employee stock options exercised	-	3,000
Impact of tax benefit on APIC pool from stock options exercised	-	(1,000)
Proceeds from issuance of common stock	-	15,004,000
Stock issuance costs	-	(1,034,000)
Net cash (used in) provided by financing activities from continuing operations	(664,000)	23,148,000
Net cash used in financing activities from discontinued operations	(772,000)	(2,292,000)
Net cash (used in) provided by financing activities	(1,436,000)	20,856,000
Effect of exchange rate changes on cash	(28,000)	(24,000)
Net (decrease) increase in cash	(4,243,000)	3,465,000
Cash — Beginning of period from continuing operations	19,346,000	32,379,000
Cash — Beginning of period from discontinued operations	88,000	238,000
Cash — End of period	$15,191,000	$36,082,000
Less Cash — End of period from discontinued operations	-	364,000
Cash — End of period from continuing operations	$15,191,000	$35,718,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,473,000	$6,338,000
Income taxes	98,000	456,000
Non-cash investing and financing activities:
Warrants issued in connection with debt	$-	607,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2013
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 17, 2013, as amended by the Form 10-K/A filed with the SEC on July 29, 2013.

The Company has classified Fenco (as defined in Note 2 below) operations as discontinued operations in the accompanying unaudited condensed consolidated financial statements as a result of the Fenco Entities’ (as defined in Note 2 below) voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy court of the District of Delaware on June 10, 2013 (see Note 2). Correspondingly, reclassifications of Fenco’s assets, liabilities and operations for the prior year period to discontinued operations have been made to conform to the current year’s presentation.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automobile parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers.

Subsequent to the bankruptcy filing of the Fenco Entities, the Company began selling new wheel hub assemblies and wheel hub bearings. These operations were not significant during the three months ended June 30, 2013.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company now has one reportable segment as a result of the deconsolidation of Fenco.

2. Discontinued Operations and Deconsolidation of Fenco

In May 2011, the Company purchased (i) all of the outstanding equity of Fenwick Automotive Products Limited (“FAPL”), (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company now owns 100% of Fapco.

Since the acquisition of Fenco on May 6, 2011, the Company had been implementing its undercar product line turnaround plan. Revenues generated by its undercar product line segment were not sufficient to enable Fenco to meet its operating expenses and otherwise implement its undercar product line turnaround plan. Fenco had recurring operating losses since the date of acquisition and had a working capital and equity deficiency.

In May 2013, Fenco appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, the Company deconsolidated the assets and liabilities of Fenco from its consolidated financial statements effective May 31, 2013. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware.

The following table summarizes the effects on the June 30, 2013 condensed consolidated balance sheet of the deconsolidation of Fenco effective May 31, 2013.

Cash	$(170,000)
Accounts receivable — net	(4,377,000)
Inventory— net	(25,731,000)
Inventory unreturned	(5,321,000)
Deferred income taxes	(225,000)
Prepaid expenses and other current assets	(2,436,000)
Plant and equipment — net	(4,018,000)
Long-term core inventory — net	(40,471,000)
Other assets	(22,000)
Reduction in total assets	$(82,771,000)

Accounts payable	$(75,454,000)
Accrued liabilities	(4,759,000)
Customer finished goods returns accrual	(10,744,000)
Other current liabilities	(1,761,000)
Revolving loan - in default	(48,520,000)
Term loan - in default	(10,000,000)
Customer core returns accrual	(49,531,000)
Other liabilities	(97,000)
Reduction in total liabilties	$(200,866,000)

Gain from deconsolidation of Fenco	$118,095,000

Fenco incurred losses of approximately $5,910,000 from this discontinued operation from April 1, 2013 to May 31, 2013. In addition, during the three months ended June 30, 2013, the Company recorded a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain Fenco suppliers. In addition, the Company recorded related income tax benefits of $9,156,000 during the three months ended June 30, 2013.

3. Intangible Assets

The following is a summary of the intangible assets subject to amortization at June 30, 2013 and March 31, 2013.

		June 30, 2013		March 31, 2013
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$354,000	$553,000	$337,000
Customer relationships	12 years	6,464,000	2,906,000	6,464,000	2,743,000
Non-compete agreements	4 years	257,000	223,000	257,000	211,000
Total	11 years	$7,274,000	$3,483,000	$7,274,000	$3,291,000

Amortization expense for acquired intangible assets for the three months ended June 30, 2013 and 2012 is as follows:

	Three Months Ended
	June 30,
	2013	2012

Amortization expense	$192,000	$193,000

The consolidated aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2014 - remaining nine months	$546,000
2015	670,000
2016	349,000
2017	266,000
2018	266,000
Thereafter	1,694,000
Total	$3,791,000

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

Accounts receivable — net is comprised of the following:

	June 30, 2013		March 31, 2013
Accounts receivable — trade	$37,545,000		$40,686,000
Allowance for bad debts	(1,084,000)		(1,019,000)
Customer allowances earned	(10,524,000)		(11,160,000)
Customer payment discrepancies	(518,000)		(514,000)
Customer returns RGA issued	(4,809,000)		(4,966,000)
Customer core returns accruals	(20,681,000)		(19,338,000)
Less: total accounts receivable offset accounts	(37,616,000)		(36,997,000)

Total accounts receivable — net	$(71,000)	(1)	$3,689,000

(1)	Accounts receivable—net has been reclassified and included in accrued liabilities in the consolidated balance sheet at June 30, 2013.

During the three months ended June 30, 2013, $4,377,000 of accounts receivable at Fenco was deconsolidated from the consolidated financial statements of the Company (See Note 2).

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At June 30, 2013, the warranty return accrual of $1,688,000 on the credits issued for the returns received was included under the customer returns RGA issued in the above table of accounts receivable – net and the warranty return estimate of $3,614,000 was included in customer finished goods returns accrual in the consolidated balance sheets. During the three months ended June 30, 2013, $5,642,000 of warranty return accrual at Fenco was deconsolidated from the consolidated financial statements of the Company (See Note 2).

Change in the Company’s warranty return accrual for continuing operations is as follows:

	Three Months Ended
	June 30,
	2013	2012
Balance at beginning of period	$6,205,000	$4,426,000
Charged to expense	11,368,000	11,747,000
Amounts processed	(12,271,000)	(11,486,000)

Balance at end of period	$5,302,000	$4,687,000

5. Inventory

Inventory is comprised of the following:

	June 30, 2013	March 31, 2013
Non-core inventory
Raw materials	$14,800,000	$14,152,000
Work-in-process	159,000	137,000
Finished goods	18,551,000	19,239,000
	33,510,000	33,528,000
Less allowance for excess and obsolete inventory	(1,797,000)	(1,690,000)

Total	$31,713,000	$31,838,000

Inventory unreturned	$7,532,000	$6,981,000
Long-term core inventory
Used cores held at the Company's facilities	$25,344,000	$22,227,000
Used cores expected to be returned by customers	4,734,000	5,147,000
Remanufactured cores held in finished goods	14,599,000	15,019,000
Remanufactured cores held at customers' locations	78,876,000	76,626,000
	123,553,000	119,019,000
Less allowance for excess and obsolete inventory	(928,000)	(808,000)

Total	$122,625,000	$118,211,000

Long-term core inventory deposits	$27,805,000	$27,610,000

During the three months ended June 30, 2013, $25,731,000 of non-core inventory, $5,321,000 of inventory unreturned, and $40,471,000 of long-term core inventory at Fenco was deconsolidated from the consolidated financial statements of the Company (See Note 2).

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade from its continuing operations:

	Three Months Ended
	June 30,
Sales	2013	2012
Customer A	44%	41%
Customer B	25%	29%
Customer C	10%	9%
Customer D	5%	5%

Accounts receivable - trade	June 30, 2013	March 31, 2013
Customer A	24%	27%
Customer B	18%	11%
Customer C	5%	7%
Customer D	13%	12%

None of the Company’s suppliers accounted for more than 10% of the Company’s total raw materials purchases during the three months ended June 30, 2013 or 2012.

7. Debt

The Company has the following outstanding credit agreements.

Financing Agreement

The Company has a financing agreement, as amended, (the “Financing Agreement”) with a syndicate of lenders, Cerberus Business Finance, LLC (“Cerberus”), as collateral agent, and PNC Bank, National Association, as administrative agent (the “Loans”). The Loans consist of: (i) term loans aggregating $85,000,000 (the “Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Loans”). The Loans mature on January 17, 2017. The lenders hold a security interest in substantially all of the assets of the Company.

The Term Loans require quarterly principal payments of $600,000 per quarter beginning April 1, 2013 and increase to $1,350,000 on October 1, 2013 until the final maturity date. The Term Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 8.5% or a base rate plus 7.5%.

In June 2013, the Company entered into a sixth amendment to the Financing Agreement (the “Sixth Amendment”), under the terms of which the agents and lenders agreed to waive any event of default that would otherwise arise under the Financing Agreement due to the qualification in the opinion by the Company’s certified public accountants with respect to the financial statements for the fiscal year ended March 31, 2013. In addition, the Sixth Amendment (i) added a reporting requirement with respect to the Company’s liquidity levels and certain inventory purchases and (ii) added a financial covenant under which the Company must maintain the following levels of liquidity on the following dates unless otherwise consented to by the lenders: on June 28, 2013, an aggregate amount of at least $25,000,000, subject to certain adjustments; on July 31, 2013, an aggregate amount of at least $26,000,000, subject to certain adjustments; and on August 30, 2013, an aggregate amount of at least $27,000,000, subject to certain adjustments.

The Financing Agreement, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants and reporting requirements under the Financing Agreement, as of June 30, 2013.

There was no outstanding balance on the Revolving Loans at June 30, 2013 and March 31, 2013. As of June 30, 2013, $14,389,000 was available under the Revolving Loans. The Company had reserved $476,000 of the Revolving Loans for standby letters of credit for workers’ compensation insurance and $1,522,000 for commercial letters of credit as of June 30, 2013.

In connection with the Financing Agreement, the Company issued a warrant (the “Cerberus Warrant”) to Cerberus Business Finance, LLC. Pursuant to the Cerberus Warrant, Cerberus Business Finance, LLC, may purchase up to 219,355 shares of the Company’s common stock for an adjusted exercise price of $7.75 per share for a period of five years. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $805,000 and $375,000 at June 30, 2013 and March 31, 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2013 and March 31, 2013.During the three months ended June 30, 2013 and 2012, a loss of $430,000 and $10,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

During the three months ended June 30, 2013, $48,520,000 of revolving loan - in default and $10,000,000 of term loan - in default at Fenco were deconsolidated from the consolidated financial statements of the Company (See Note 2).

Strategic Cooperation Agreement

In August 2012, the Company entered into a revolving credit agreement (the “Agreement”) with Wanxiang America Corporation (the “Supplier”) and FAPL. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate principal amount not to exceed $22,000,000 (the “Fenco Credit Line”), of which $2,000,000 would only be available for accrued interest and other amounts payable (the “Obligations”). Payment for all purchases became due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date would bear interest at a rate of 1% per month. The Fenco Credit Line would have matured on July 31, 2017. After July 1, 2014, the Supplier has the right to settle up to $8,000,000 (the “Receivable Sale Option”) of the Company’s outstanding Obligations in exchange, at the Company’s option, for (i) shares of the Company’s common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to the Company. Any outstanding Obligations settled by the Supplier would reduce the Fenco Credit Line. Pursuant to a guaranty (the “Guaranty”), the Obligations under the Agreement are guaranteed by the Company and certain of its subsidiaries. Under the terms of the Guaranty, the Supplier also has the right to sell accrued interest to the Company for shares of the Company’s common stock (the “Unpaid Interest Sale Option”) at a price, subject to certain adjustments, that is the lower of (i) $7.75 per share and (ii) 105% of the market value of the Company’s common stock, which market value is defined in the terms of the Guaranty.

On July 9, 2013, the Company received notice from the Supplier that the filing of the voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware by the Fenco Entities constituted an “Event of Default” under the Agreement. As a result of the Event of Default, all amounts outstanding under the Agreement together with all accrued interest and all other amounts payable automatically became immediately due and payable subject to the terms of the subordination agreement described below. In addition, subject to certain adjustments, the interest rate applicable to all amounts remaining unpaid will increase, to the extent permitted by law, to 1.25% per month, compounding monthly, on December 10, 2013, and to 1.50% per month, compounding monthly, on June 10, 2014. As of June 10, 2013, there was approximately $19,864,000 outstanding under the Fenco Credit Line. Pursuant to a subordination agreement between the Supplier and Cerberus, the lender under the Financing Agreement, the Supplier may not take any enforcement action against us until the earlier of July 31, 2018 or the date on which all obligations under the Financing Agreement are satisfied, and any payments made by the Company pursuant to the Guarantee are subject to such subordination agreement for the benefit of Cerberus under the Financing Agreement.

In connection with the Agreement, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. The Company is obligated to issue no more than an aggregate of 1,032,258 shares of its common stock in connection with the Receivable Sale Option and Supplier Warrant, and no more than an aggregate of 1,572,342 shares of the Company’s common stock in connection with the Unpaid Interest Sale Option. The Obligations under this Agreement are subordinated to the Company’s obligations under the Financing Agreement. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $2,779,000 and $1,639,000 at June 30, 2013 and March 31, 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2013 and March 31, 2013. During the three months ended June 30, 2013, a loss of $1,140,000 was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs of its continuing operations:

	Three Months Ended
	June 30,
	2013	2012

Receivables discounted	$44,208,000	$45,972,000
Weighted average days	332	337
Annualized weighted average discount rate	2.4%	2.7%
Amount of discount as interest expense	$978,000	$1,181,000

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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Three Months Ended
	June 30,
	2013	2012

Income from continuing operations	$103,000	$2,367,000
Income (loss) from discontinued operations	100,877,000	(12,229,000)

Net income (loss)	$100,980,000	$(9,862,000)

Basic shares	14,460,979	13,924,641
Effect of dilutive stock options and warrants	86,586	88,042
Diluted shares	14,547,565	14,012,683
Net income (loss) per share:
Basic net income per share from continuing operations	$0.01	$0.17
Basic net income (loss) per share from discontinued operations	6.97	(0.88)

Basic net income (loss) per share	$6.98	$(0.71)

Diluted net income per share from continuing operations	$0.01	$0.17
Diluted net income (loss) per share from discontinued operations	6.93	(0.87)

Diluted net income (loss) per share	$6.94	$(0.70)

The effect of dilutive options and warrants excludes (i) 1,113,534 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $7.27 to $15.06 per share for the three months ended June 30, 2013 and (ii) 1,148,534 shares subject to options and 100,000 shares subject to warrants with exercise prices ranging from $6.75 to $17.00 per share for the three months ended June 30, 2012 — all of which were anti-dilutive.

10. Income Taxes

The Company recorded income tax expenses from continuing operations of $74,000 and $1,434,000 for the three months ended June 30, 2013 and 2012, respectively. The income tax expenses reflect effective income tax rates of 41.8% and 37.7% for the three months ended June 30, 2013 and 2012, respectively. The income tax rates were higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. A tax benefit of $9,156,000 is contained within the income from discontinued operations as disclosed in Note 2 above.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $17,743,000 and $17,543,000 at June 30, 2013 and March 31, 2013, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended
Derivatives Not Designated as	June 30,
Hedging Instruments	2013	2012

Forward foreign currency exchange contracts	$(733,000)	$(91,000)

The fair value of the forward foreign currency exchange contracts of $50,000 is included in other current liabilities in the consolidated balance sheet at June 30, 2013. The fair value of the forward foreign currency exchange contracts of $683,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at March 31, 2013.

12. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of June 30, 2013 and March 31, 2013:

	June 30, 2013				March 31, 2013
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$422,000	$422,000	-	-	$411,000	$411,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	683,000	-	$683,000	-

Liabilities
Other current liabilities
Deferred compensation	422,000	422,000	-	-	411,000	411,000	-	-
Forward foreign currency exchange contracts	50,000	-	$50,000	-	-	-	-	-
Other liabilities
Warrant liability	3,584,000	-	-	$3,584,000	2,014,000	-	-	$2,014,000

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2013 and 2012, a loss of $733,000 and $91,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2013 and March 31, 2013. Any subsequent changes in the fair value of the warrant liability will be recorded in current period earnings as a general and administrative expense. During the three months ended June 30, 2013 and 2012, a loss of $1,570,000 and $10,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Cerberus Warrant and the Supplier Warrant recorded as warrant liability were:

	June 30, 2013
	Cerberus Warrant	Supplier Warrant

Risk free interest rate	1.00%	1.13%
Expected life in years	3.90	4.25
Expected volatility	43.05%	43.31%
Dividend yield	-	-
Probability of future financing	0%	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Three Months Ended
	June 30,
	2013	2012

Beginning balance	$2,014,000	$-
Newly issued	-	607,000
Total (gain) loss included in net loss	1,570,000	10,000
Warrants exercised	-	-
Net transfers in (out) of Level 3	-	-
Ending balance	$3,584,000	$617,000

During the three months ended June 30, 2013, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash, short-term investments, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loans, term loans and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

13. Related Party Transactions

During the three months ended June 30, 2013, the Company incurred $304,000 of expense, payable to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of FAPL. Scott J. Adelson, a member of our Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital, Inc.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2013 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 17, 2013, as amended by the Form 10-K/A filed with the SEC on July 29, 2013.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: the bankruptcy of the Fenco Entities, concentration of sales to certain customers, changes in our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our credit agreements and the lenders’ refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, the strategic cooperation agreement, and other factors discussed herein and in our other filings with the SEC.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications.

Subsequent to the bankruptcy filing of the Fenco Entities, we began selling wheel hub assemblies and wheel hub bearings. These operations were not significant during the three months ended June 30, 2013.

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

As a result of the deconsolidation of Fenco, we now have one reportable segment based on the way we manage, evaluate and internally report our business activities.

Results of Operations for the Three Months Ended June 30, 2013 and 2012

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data of our continuing operations for the periods indicated:

	Three Months Ended
	June 30,
	2013	2012
Gross profit percentage	31.9%	31.7%
Cash flow used in operations	$(3,072,000)	$(10,606,000)
Finished goods turnover (annualized) (1)	7.2	6.7
Annualized return on equity (2)	0.4%	6.9%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn production into revenues.

(2)	Annualized return on equity is computed as income from continuing operations for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity of continuing operations. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit of our continuing operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012

Net sales	$50,245,000	$46,799,000
Cost of goods sold	34,231,000	31,980,000
Gross profit	16,014,000	14,819,000
Cost of goods sold as a percentage of net sales	68.1%	68.3%
Gross profit percentage	31.9%	31.7%

Net Sales. Our net sales for the three months ended June 30, 2013 increased by $3,446,000, or 7.4%, to $50,245,000 compared to net sales for the three months ended June 30, 2012 of $46,799,000. The increase in net sales was due primarily to increased sales to our existing customers.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales decreased during the three months ended June 30, 2013 to 68.1% from 68.3% for the three months ended June 30, 2012, resulting in a corresponding increase in our gross profit to 31.9% for the three months ended June 30, 2013 from 31.7% for the three months ended June 30, 2012. This increase in gross profit was due primarily to lower per unit manufacturing costs partly offset by a reduction in scrap metal prices that resulted in a decrease in revenue for our scrap metal compared to the three months ended June 30, 2012.

Operating Expenses

The following table summarizes operating expenses of our continuing operations for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012

General and administrative	$9,632,000	$5,914,000
Sales and marketing	1,731,000	1,772,000
Research and development	549,000	436,000

Percent of net sales

General and administrative	19.2%	12.6%
Sales and marketing	3.4%	3.8%
Research and development	1.1%	0.9%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2013 were $9,632,000, which represents an increase of $3,718,000, or 62.9%, from general and administrative expenses for the three months ended June 30, 2012 of $5,914,000. The increase in general and administrative expenses was primarily due to (i) $1,560,000 of increased loss recorded due to the change in the fair value of the warrant liability, (ii) a loss of $733,000 recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a loss of $91,000 recorded during the three months ended June 30, 2012, (iii) $493,000 of increased legal fees, (iv) $178,000 of increased general and administrative expenses at our offshore locations, (v) $155,000 of increased consulting expenses primarily related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (vi) $111,000 of increased share-based compensation expense. These increases were partly offset by $750,000 of decreased bonus expense due to the payment of one-time awards under our Chief Executive Officer’s new employment agreement during the three months ended June 30, 2012.  In addition, general and administrative expenses increased during the three months ended June 30, 2013 due to (i) $814,000 of Fenco-related legal and external audit fees and (ii) $304,000 in professional fees incurred in connection with the restructuring of FAPL.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2013 decreased $41,000, or 2.3%, to $1,731,000 from $1,772,000 for the three months ended June 30, 2012. The decrease was due primarily to $131,000 of decreased advertising and catalog expenses partly offset by $79,000 of increased commissions.

Research and Development. Our research and development expenses increased by $113,000, or 25.9%, to $549,000 for the three months ended June 30, 2013 from $436,000 for the three months ended June 30, 2012. The increase was due primarily to $75,000 of increased consulting fees and $31,000 of increased purchased supplies.

Interest Expense

Interest Expense. Our interest expense for the three months ended June 30, 2013 increased $1,029,000, or 35.5%, to $3,925,000 from $2,896,000 for the three months ended June 30, 2012. Our prior year interest expense reflects $896,000 of interest income in connection with the long-term note receivable from Fenco. The remaining increase in interest expense was due primarily to increased outstanding loan balances and interest on certain vendor payable balances. In addition, our interest expense during the three months ended June 30, 2013 was favorably impacted by lower discount rates on the factored receivables and by a lower balance of receivables discounted.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $74,000 and $1,434,000 during the three months ended June 30, 2013 and 2012, respectively. The income tax expenses reflect effective income tax rates of 41.8% and 37.7% for the three months ended June 30, 2013 and 2012, respectively. The income tax rates were higher than the federal statutory rates primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $100,877,000 during the three months ended June 30, 2013 compared to a loss from discontinued operations of $12,229,000 for the three months ended June 30, 2012. The income from discontinued operations during the three months ended June 30, 2013 consists of (i) a $118,095,000 gain on the deconsolidation of Fenco, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain Fenco suppliers, and (iii) losses of approximately $5,910,000 incurred by Fenco from April 1, 2013 to May 31, 2013. In addition, we recorded income tax benefits of $9,156,000 during the three months ended June 30, 2013.

Liquidity and Capital Resources

Overview

At June 30, 2013, we had working capital of $30,573,000, a ratio of current assets to current liabilities of 1.5:1, and cash of $15,191,000, compared to working capital for our continuing operations of $32,676,000, a ratio of current assets to current liabilities of 1.5:1, and cash of $19,346,000 at March 31, 2013.

During the three months ended June 30, 2013, we used cash generated from the use of our receivable discount programs with certain of our major customers. This source was primarily used to pay down our accounts payable balances, build up our long-term core inventory, repay our term loan, and pay for capital expenditure obligations.

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

Cash Flows

Net cash used in operating activities from continuing operations was $3,072,000 and $10,606,000 during the three months ended June 30, 2013 and 2012, respectively. The significant changes in our operating activities from continuing operations were due primarily to less significant decreases in accounts payable and accounts receivable during the three months ended June 30, 2013 as compared to the three months ended June 30, 2012.

Net cash used in investing activities of continuing operations was $391,000 and $405,000 during the three months ended June 30, 2013 and 2012, respectively. Our capital expenditures from continuing operations during the three months ended June 30, 2013 and 2012 were $381,000 and $398,000, respectively, primarily related to the purchase of office equipment and equipment for our manufacturing and warehousing facilities.

Net cash used in financing activities of continuing operations was $664,000 for the three months ended June 30, 2013 compared to net cash provided by financing activities from continuing operations of $23,148,000 for the three months ended June 30, 2012. This decrease was due to the repayment of our term loan during the three months ended June 30, 2013 compared to additional borrowings and the net proceeds received from our private placement during the three months ended June 30, 2012.

Capital Resources

Debt

We have the following outstanding credit agreements.

Financing Agreement

We are party to the Financing Agreement, which consists of the Term Loans and the Revolving Loans. The Loans mature on January 17, 2017. The lenders hold a security interest in substantially all of our assets.

The Term Loans require quarterly principal payments of $600,000 per quarter beginning April 1, 2013 and increase to $1,350,000 on October 1, 2013 until the final maturity date. The Term Loans bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%.

In June 2013, we entered into the Sixth Amendment, under the terms of which the agents and lenders agreed to waive any event of default that would otherwise arise under the Financing Agreement due to the qualification in the opinion by our certified public accountants with respect to the financial statements for the fiscal year ended March 31, 2013. In addition, the Sixth Amendment (i) added a reporting requirement with respect to our liquidity levels and certain inventory purchases and (ii) added a financial covenant under which we must maintain the following levels of liquidity on the following dates unless otherwise consented to by the lenders: on June 28, 2013, an aggregate amount of at least $25,000,000, subject to certain adjustments; on July 31, 2013, an aggregate amount of at least $26,000,000, subject to certain adjustments; and on August 30, 2013, an aggregate amount of at least $27,000,000, subject to certain adjustments. As of June 28, 2013, our liquidity balance exceeded the minimum required amount, subject to certain adjustments, by $6,141,000.

The Financing Agreement, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). We were in compliance with all financial covenants and reporting requirements under the Financing Agreement as of June 30, 2013.

The following table summarizes the financial covenants required under the Financing Agreement as of June 30, 2013:

	Calculation as of June 30, 2013	Financial covenants required per the Financing Agreement

Maximum senior leverage ratio	2.09	3.05
Minimum fixed charge coverage ratio	1.67	1.15
Minimum consolidated EBITDA	$40,258,000	$30,500,000

There was no outstanding balance on the Revolving Loans at June 30, 2013 and March 31, 2013. As of June 30, 2013, $14,389,000 was available under the Revolving Loans. We had reserved $476,000 of the Revolving Loans for standby letters of credit for workers’ compensation insurance and $1,522,000 for commercial letters of credit as of June 30, 2013.

Strategic Cooperation Agreement

In August 2012, we entered into the Agreement with the Supplier and FAPL. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by Fenco in an aggregate principal amount not to exceed $22,000,000, of which $2,000,000 would only be available for accrued interest and other amounts payable. Payment for all purchases became due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date would bear interest at a rate of 1% per month. The Fenco Credit Line would have matured on July 31, 2017. After July 1, 2014, the Supplier has the right to settle up to $8,000,000 of our outstanding Obligations in exchange, at our option, for (i) shares of our common stock valued at $7.75 per share, subject to certain adjustments, or (ii) cash in an amount equal to 135% of the amount of the outstanding Obligations sold to us. Any outstanding Obligations settled by the Supplier would reduce the Fenco Credit Line. Pursuant to the Guaranty, the Obligations under the Agreement are guaranteed by us and certain of our subsidiaries. Under the terms of the Guaranty, the Supplier also has the right to sell accrued interest to us for shares of our common stock at a price, subject to certain adjustments, that is the lower of (i) $7.75 per share and (ii) 105% of the market value of our common stock, which market value is defined in the terms of the Guaranty.

On July 9, 2013, we received notice from the Supplier that the filing of the voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware by the Fenco Entities constituted an “Event of Default” under the Agreement. As a result of the Event of Default, all amounts outstanding under the Agreement together with all accrued interest and all other amounts payable automatically became immediately due and payable subject to the terms of the subordination agreement described below. In addition, subject to certain adjustments, the interest rate applicable to all amounts remaining unpaid will increase, to the extent permitted by law, to 1.25% per month, compounding monthly, on December 10, 2013, and to 1.50% per month, compounding monthly, on June 10, 2014. As of June 10, 2013, there was approximately $19,864,000 outstanding under the Fenco Credit Line. Pursuant to a subordination agreement between the Supplier and Cerberus, the lender under the Financing Agreement, the Supplier may not take any enforcement action against the Company until the earlier of July 31, 2018 or the date on which all obligations under the Financing Agreement are satisfied, and any payments made by us pursuant to the Guarantee are subject to such subordination agreement for the benefit of Cerberus under the Financing Agreement.

In connection with the Agreement, we also issued a warrant to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. We are obligated to issue no more than an aggregate of 1,032,258 shares of our common stock in connection with the Receivable Sale Option and Supplier Warrant, and no more than an aggregate of 1,572,342 shares of our common stock in connection with the Unpaid Interest Sale Option. The Obligations under this Agreement are subordinated to our obligations under the Financing Agreement. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $2,779,000 and $1,639,000 at June 30, 2013 and March 31, 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2013 and March 31, 2013. During the three months ended June 30, 2013, a loss of $1,140,000 was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs from continuing operations:

	Three Months Ended
	June 30,
	2013	2012

Receivables discounted	$44,208,000	$45,972,000
Weighted average days	332	337
Annualized weighted average discount rate	2.4%	2.7%
Amount of discount as interest expense	$978,000	$1,181,000

Off-Balance Sheet Arrangements

At June 30, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $381,000 and $398,000 for the three months ended June 30, 2013 and 2012, respectively. Our capital expenditures were primarily related to the purchase of office equipment and equipment for our manufacturing and warehousing facilities. We expect our fiscal year 2014 capital expenditures to be in the range of $2,000,000 to $3,000,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2013, except as described below.

During the three months ended June 30, 2013, we incurred $304,000 of expense payable to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of FAPL. Scott J. Adelson, a member of the Company’s Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital, Inc.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2013, which was filed on June 17, 2013.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2013, which was filed on June 17, 2013.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2013.

Inherent Limitations Over Internal Controls

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the first quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

In addition to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed on June 17, 2013, there may be claims filed against us by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.  We do not know what forms these claims, if any, may take, the basis on which these claims may be asserted, or their ultimate resolution.  Any litigation to determine the validity of these claims, regardless of their merit or resolution, may be costly and time consuming and divert the efforts and attention of our management from our business strategy.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends—The Financing Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: August 9, 2013	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 9, 2013	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer