Form 10-Q
period 2013-09-30
MOTORCAR PARTS AMERICA INC
filed 2013-11-12
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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

There were 14,517,979 shares of Common Stock outstanding at November 5, 2013.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2013	March 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash	$23,549,000	$19,346,000
Short-term investments	452,000	411,000
Accounts receivable — net	1,279,000	3,689,000
Inventory— net	34,222,000	31,838,000
Inventory unreturned	7,962,000	6,981,000
Deferred income taxes	30,111,000	30,075,000
Prepaid expenses and other current assets	2,426,000	8,195,000
Current assets of discontinued operations (Note 2)	-	52,096,000
Total current assets	100,001,000	152,631,000
Plant and equipment — net	10,205,000	10,036,000
Long-term core inventory — net	128,076,000	118,211,000
Long-term core inventory deposits	28,075,000	27,610,000
Long-term deferred income taxes	11,705,000	2,546,000
Intangible assets — net	3,605,000	3,983,000
Other assets	7,837,000	7,723,000
Long-term assets of discontinued operations (Note 2)	-	44,334,000
TOTAL ASSETS	$289,504,000	$367,074,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,192,000	$39,152,000
Accrued liabilities	7,939,000	9,326,000
Customer finished goods returns accrual	13,960,000	14,289,000
Other current liabilities	4,915,000	1,192,000
Current portion of term loan	8,400,000	3,900,000
Current liabilities of discontinued operations (Note 2)	-	151,914,000
Total current liabilities	75,406,000	219,773,000
Term loan, less current portion	94,474,000	80,110,000
Deferred core revenue	12,293,000	12,014,000
Other liabilities	7,458,000	3,481,000
Long-term liabilities of discontinued operations (Note 2)	-	55,210,000
Total liabilities	189,631,000	370,588,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized;14,460,979 shares issued and outstanding at September 30, 2013 and March 31, 2013, respectively	145,000	145,000
Additional paid-in capital	114,978,000	114,737,000
Accumulated other comprehensive loss	(844,000)	(846,000)
Accumulated deficit	(14,406,000)	(117,550,000)
Total shareholders' equity (deficit)	99,873,000	(3,514,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$289,504,000	$367,074,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net sales	$66,174,000	$57,652,000	$116,419,000	$104,451,000
Cost of goods sold	46,469,000	37,556,000	80,700,000	69,536,000
Gross profit	19,705,000	20,096,000	35,719,000	34,915,000
Operating expenses:
General and administrative	8,706,000	4,392,000	18,338,000	10,306,000
Sales and marketing	2,143,000	1,724,000	3,874,000	3,496,000
Research and development	398,000	461,000	947,000	897,000
Total operating expenses	11,247,000	6,577,000	23,159,000	14,699,000
Operating income	8,458,000	13,519,000	12,560,000	20,216,000
Interest expense, net	4,663,000	3,093,000	8,588,000	5,989,000
Income from continuing operations before income tax expense	3,795,000	10,426,000	3,972,000	14,227,000
Income tax expense	1,631,000	3,923,000	1,705,000	5,357,000
Income from continuing operations	2,164,000	6,503,000	2,267,000	8,870,000
Income (loss) from discontinued operations	-	(15,436,000)	100,877,000	(27,665,000)

Net income (loss)	$2,164,000	$(8,933,000)	$103,144,000	$(18,795,000)

Basic net income per share from continuing operations	$0.15	$0.45	$0.16	$0.63
Basic net income (loss) per share from discontinued operations	-	(1.07)	6.97	(1.95)

Basic net income (loss) per share	$0.15	$(0.62)	$7.13	$(1.32)

Diluted net income per share from continuing operations	$0.15	$0.45	$0.16	$0.62
Diluted net income (loss) per share from discontinued operations	-	(1.07)	6.90	(1.94)

Diluted net income (loss) per share	$0.15	$(0.62)	$7.06	$(1.32)
Weighted average number of shares outstanding:
Basic	14,460,979	14,456,921	14,460,979	14,192,235
Diluted	14,554,457	14,501,152	14,612,288	14,248,715

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income (loss)	$2,164,000	$(8,933,000)	$103,144,000	$(18,795,000)
Other comprehensive income (loss), net of tax:
Unrealized gain on short-term investments	14,000	9,000	14,000	2,000
Foreign currency translation	(24,000)	193,000	(12,000)	(354,000)
Total other comprehensive (loss) income, net of tax	(10,000)	202,000	2,000	(352,000)
Comprehensive income (loss)	$2,154,000	$(8,731,000)	$103,146,000	$(19,147,000)

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
Cash flows from operating activities:	2013	2012
Net income (loss)	$103,144,000	$(18,795,000)
Less income (loss) from discontinued operations	100,877,000	(27,665,000)
Income from continuing operations	2,267,000	8,870,000
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,038,000	1,052,000
Amortization of intangible assets	378,000	386,000
Amortization of deferred financing costs	924,000	796,000
Loss (gain) due to change in fair value of warrant liability	3,961,000	(57,000)
Provision for inventory reserves	908,000	765,000
Net (recovery of) provision for customer payment discrepancies	(172,000)	521,000
Recovery of doubtful accounts	(8,000)	(3,000)
Deferred income taxes	(78,000)	219,000
Share-based compensation expense	241,000	24,000
Impact of tax benefit on APIC pool from stock options exercised	-	1,000
Changes in current assets and liabilities:
Accounts receivable	2,785,000	8,147,000
Inventory	(1,267,000)	(3,361,000)
Inventory unreturned	(981,000)	(794,000)
Prepaid expenses and other current assets	5,597,000	991,000
Other assets	(236,000)	(114,000)
Accounts payable and accrued liabilities	(698,000)	(10,796,000)
Customer finished goods returns accrual	(329,000)	2,594,000
Deferred core revenue	279,000	451,000
Long-term core inventory	(10,594,000)	(11,417,000)
Long-term core inventory deposits	(465,000)	(287,000)
Other liabilities	3,970,000	2,352,000
Net cash provided by operating activities from continuing operations	7,520,000	340,000
Net cash provided by (used in) operating activities from discontinued operations	979,000	(14,883,000)
Net cash provided by (used in) operating activities	8,499,000	(14,543,000)
Cash flows from investing activities:
Purchase of plant and equipment	(1,483,000)	(1,415,000)
Change in short term investments	(18,000)	(22,000)
Net cash used in investing activities from continuing operations	(1,501,000)	(1,437,000)
Cash lost on deconsolidation of subsidiary	(170,000)	-
Net cash used in investing activities from discontinued operations	(125,000)	(445,000)
Net cash provided by (used in) investing activities	(1,796,000)	(1,882,000)
Cash flows from financing activities:
Proceeds from term loan	20,000,000	10,000,000
Repayments of term loan	(1,200,000)	-
Deferred financing costs	(600,000)	(799,000)
Payments on capital lease obligations	(118,000)	(156,000)
Exercise of stock options	-	5,000
Excess tax benefit from employee stock options exercised	-	3,000
Impact of tax benefit on APIC pool from stock options exercised	-	(1,000)
Proceeds from issuance of common stock	-	15,004,000
Stock issuance costs	-	(1,034,000)
Net cash provided by financing activities from continuing operations	18,082,000	23,022,000
Net cash used in financing activities from discontinued operations	(20,636,000)	(6,871,000)
Net cash (used in) provided by financing activities	(2,554,000)	16,151,000
Effect of exchange rate changes on cash	(34,000)	(15,000)
Net increase (decrease) in cash	4,115,000	(289,000)
Cash — Beginning of period from continuing operations	19,346,000	32,379,000
Cash — Beginning of period from discontinued operations	88,000	238,000
Cash — End of period	$23,549,000	$32,328,000
Less Cash — End of period from discontinued operations	-	407,000
Cash — End of period from continuing operations	$23,549,000	$31,921,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,622,000	$11,879,000
Income taxes, net of refunds	(6,940,000)	1,664,000
Non-cash investing and financing activities:
Warrants issued in connection with debt	$-	$1,625,000
Property acquired under capital lease	34,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2013
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 17, 2013, as amended by the Form 10-K/A filed with the SEC on July 29, 2013.

The Company has classified Fenco (as defined in Note 2 below) operations as discontinued operations in the accompanying unaudited consolidated financial statements as a result of the Fenco Entities’ (as defined in Note 2 below) voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy court of the District of Delaware on June 10, 2013 (see Note 2). Correspondingly, reclassifications of Fenco’s assets, liabilities and operations for the prior year period to discontinued operations have been made to conform to the current year’s presentation.

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

The Company began selling new wheel hub assemblies and wheel hub bearings in June 2013. Currently, these parts are sold only to one of MPA’s major existing customers.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company now has one reportable segment as a result of the deconsolidation of the discontinued subsidiary.

2. Discontinued Operations and Deconsolidation of Fenco

In May 2011, the Company purchased (i) all of the outstanding equity of Fenwick Automotive Products Limited (“FAPL”), (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company owned 100% of Fapco.

Between May 2011 and its bankruptcy in June 2013, Fenco had been attempting to turn around its business. However, revenues generated by its undercar product line segment were not sufficient to enable Fenco to meet its operating expenses and otherwise implement its undercar product line turnaround plan. Fenco had recurring operating losses since the date of acquisition and had a working capital and equity deficiency.

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

The following table summarizes the effects on the consolidated balance sheet of the deconsolidation of Fenco effective May 31, 2013.

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

Net sales from discontinued operations during the three and six months ended September 30, 2012 were $53,980,000 and $96,204,000, respectively. A loss of approximately $5,910,000 was incurred from discontinued operations from April 1, 2013 to May 31, 2013. In addition, during the six months ended September 30, 2013, the Company recorded a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain Fenco suppliers and recorded related income tax benefits of $9,156,000.

3. Intangible Assets

The following is a summary of the intangible assets subject to amortization at September 30, 2013 and March 31, 2013.

		September 30, 2013		March 31, 2013
Intangible assets subject to amortization	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization

Trademarks	9 years	$553,000	$370,000	$553,000	$337,000
Customer relationships	12 years	6,464,000	3,068,000	6,464,000	2,743,000
Non-compete agreements	4 years	257,000	231,000	257,000	211,000
Total	11 years	$7,274,000	$3,669,000	$7,274,000	$3,291,000

Amortization expense for acquired intangible assets for the three and six months ended September 30, 2013 and 2012 is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Amortization expense	$186,000	$193,000	$378,000	$386,000

The consolidated aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2014 - remaining six months	$360,000
2015	670,000
2016	349,000
2017	266,000
2018	266,000
Thereafter	1,694,000
Total	$3,605,000

4. Accounts Receivable — Net

Included in accounts receivable — net are significant offset accounts related to customer allowances earned, customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, estimated future credits to be provided for Used Cores returned by the customers and potential bad debts. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, the offset accounts may not, at any point in time, directly relate to the balances in the accounts receivable-trade account.

Accounts receivable — net is comprised of the following:

	September 30, 2013	March 31, 2013
Accounts receivable — trade	$45,454,000	$40,686,000
Allowance for bad debts	(993,000)	(1,019,000)
Customer allowances earned	(10,876,000)	(11,160,000)
Customer payment discrepancies	(471,000)	(514,000)
Customer returns RGA issued	(8,589,000)	(4,966,000)
Customer core returns accruals	(23,246,000)	(19,338,000)
Less: total accounts receivable offset accounts	(44,175,000)	(36,997,000)
Total accounts receivable — net	$1,279,000	$3,689,000

As of May 31, 2013, $4,377,000 of accounts receivable at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 2).

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At September 30, 2013, the warranty return accrual of $4,091,000 on the credits issued for the returns received was included under the customer returns RGA issued in the above table of accounts receivable – net and the warranty return estimate of $3,113,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual for continuing operations is as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$5,302,000	$4,687,000	$6,205,000	$4,426,000
Charged to expense	17,357,000	13,868,000	28,725,000	25,615,000
Amounts processed	(15,455,000)	(13,070,000)	(27,726,000)	(24,556,000)
Balance at end of period	$7,204,000	$5,485,000	$7,204,000	$5,485,000

As of May 31, 2013, $5,642,000 of warranty return accrual at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 2).

5. Inventory

Inventory is comprised of the following:

	September 30, 2013	March 31, 2013
Non-core inventory
Raw materials	$13,156,000	$14,152,000
Work-in-process	346,000	137,000
Finished goods	22,494,000	19,239,000
	35,996,000	33,528,000
Less allowance for excess and obsolete inventory	(1,774,000)	(1,690,000)

Total	$34,222,000	$31,838,000

Inventory unreturned	$7,962,000	$6,981,000
Long-term core inventory
Used cores held at the Company's facilities.	$24,666,000	$22,227,000
Used cores expected to be returned by customers	8,348,000	5,147,000
Remanufactured cores held in finished goods	13,861,000	15,019,000
Remanufactured cores held at customers' locations	82,185,000	76,626,000
	129,060,000	119,019,000
Less allowance for excess and obsolete inventory	(984,000)	(808,000)
Total	$128,076,000	$118,211,000

Long-term core inventory deposits	$28,075,000	$27,610,000

As of May 31, 2013, $25,731,000 of non-core inventory, $5,321,000 of inventory unreturned, and $40,471,000 of long-term core inventory at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 2).

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade from continuing operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Sales	2013	2012	2013	2012
Customer A	55%	39%	50%	40%
Customer B	20%	27%	22%	28%
Customer C	11%	12%	11%	11%
Customer D	4%	3%	4%	4%

Accounts receivable - trade	September 30, 2013	March 31, 2013
Customer A	33%	27%
Customer B	20%	11%
Customer C	6%	7%
Customer D	9%	12%

The Company’s largest supplier accounted for 21% and 15% of inventory purchases for the three and six months ended September 30, 2013. No suppliers accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2012.

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

The Term Loans required quarterly principal payments of $600,000 per quarter beginning April 1, 2013, increasing to $1,350,000 on October 1, 2013 until the final maturity date. The Term Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 8.5% or a base rate plus 7.5%.

In June 2013, the Company entered into a sixth amendment to the Financing Agreement (the “Sixth Amendment”), under the terms of which the agents and lenders agreed to waive any event of default that would otherwise arise under the Financing Agreement due to the qualification in the opinion by the Company’s independent registered accounting firm with respect to the financial statements for the fiscal year ended March 31, 2013. In addition, the Sixth Amendment (i) added a reporting requirement with respect to the Company’s liquidity levels and certain inventory purchases and (ii) added a financial covenant under which the Company must maintain the following levels of liquidity on the following dates unless otherwise consented to by the lenders: on June 28, 2013, an aggregate amount of at least $25,000,000, subject to certain adjustments; on July 31, 2013, an aggregate amount of at least $26,000,000, subject to certain adjustments; and on August 30, 2013, an aggregate amount of at least $27,000,000, subject to certain adjustments. The Company was in compliance with these minimum liquidity requirements at each date.

In August 2013, the Company entered into a seventh amendment to the Financing Agreement (the “Seventh Amendment”). Pursuant to the terms of the Seventh Amendment, (i) the Company borrowed an additional $20,000,000 in term loans, (ii) modified certain financial covenants, and (iii) provided consent from the lenders to the Company’s payment of certain subordinated debt with respect to the guaranty as described below under Strategic Cooperation Agreement. Among other things, the Seventh Amendment requires quarterly principal payments of $2,100,000 beginning on October 1, 2013 until the final maturity date.

The Financing Agreement, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants as of September 30, 2013.

There was no outstanding balance on the Revolving Loans at September 30, 2013 and March 31, 2013. As of September 30, 2013, $16,225,000 was available under the Revolving Loans. The Company had reserved $476,000 of the Revolving Loans for standby letters of credit for workers’ compensation insurance and $3,148,000 for commercial letters of credit as of September 30, 2013.

In connection with the Financing Agreement, the Company issued a warrant (the “Cerberus Warrant”) to Cerberus Business Finance, LLC. Pursuant to the Cerberus Warrant, Cerberus Business Finance, LLC, may purchase up to 219,355 shares of the Company’s common stock for an adjusted exercise price of $7.75 per share exercisable on or before May 24, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $1,414,000 and $375,000 at September 30, 2013 and March 31, 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at September 30, 2013 and March 31, 2013. During the three months ended September 30, 2013 and 2012, a loss of $609,000 and a gain of $260,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2013 and 2012, a loss of $1,039,000 and a gain of $250,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

As of May 31, 2013, $48,520,000 of revolving loan - in default and $10,000,000 of term loan - in default at the discontinued subsidiary were deconsolidated from the consolidated financial statements of the Company (see Note 2).

Strategic Cooperation Agreement

In August 2012, the Company entered into a revolving credit agreement (the “Agreement”) with Wanxiang America Corporation (the “Supplier”) and the discontinued subsidiary. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by the discontinued subsidiary in an aggregate principal amount not to exceed $22,000,000 (the “Fenco Credit Line”), of which $2,000,000 would only be available for accrued interest and other amounts payable (the “Obligations”). Payment for all purchases became due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date would bear interest at a rate of 1% per month. The Fenco Credit Line would have matured on July 31, 2017. Pursuant to a guaranty (the “Guaranty”), the Obligations under the Agreement were guaranteed by the Company and certain of its subsidiaries.

On July 9, 2013, the Company received notice from the Supplier that the filing of the voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware by the Fenco Entities constituted an “Event of Default” under the Agreement.As a result of the Event of Default, all amounts outstanding under the Agreement together with all accrued interest and all other amounts payable automatically became immediately due and payable subject to the terms of the Guaranty and a subordination agreement with the lender under the Financing Agreement. In addition, subject to certain adjustments, the interest rate applicable to all amounts remaining unpaid will increase, to the extent permitted by law, to 1.25% per month, compounding monthly, on December 10, 2013, and to 1.50% per month, compounding monthly, on June 10, 2014.

On August 26, 2013, in connection with the Seventh Amendment, the Company paid $20,843,000 to the Supplier for payments of all outstanding liabilities, including interest payments, of the Company under the Guaranty.

In connection with the Agreement and the Guaranty, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $4,561,000 and $1,639,000 at September 30, 2013 and March 31, 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at September 30, 2013 and March 31, 2013. During the three months ended September 30, 2013 and 2012, a loss of $1,782,000 and $193,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2013 and 2012, a loss of $2,922,000 and $193,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs for continuing operations:

	Six Months Ended
	September 30,
	2013	2012

Receivables discounted	$100,076,000	$98,974,000
Weighted average days	335	338
Annualized weighted average discount rate	2.4%	2.7%
Amount of discount as interest expense	$2,188,000	$2,534,000

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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Income from continuing operations	$2,164,000	$6,503,000	$2,267,000	$8,870,000
Income (loss) from discontinued operations	-	(15,436,000)	100,877,000	(27,665,000)

Net income (loss)	$2,164,000	$(8,933,000)	$103,144,000	$(18,795,000)

Basic shares	14,460,979	14,456,921	14,460,979	14,192,235
Effect of dilutive stock options and warrants	93,478	44,231	151,309	56,480
Diluted shares	14,554,457	14,501,152	14,612,288	14,248,715
Net income (loss) per share:
Basic net income per share from continuing operations	$0.15	$0.45	$0.16	$0.63
Basic net income (loss) per share from discontinued operations	-	(1.07)	6.97	(1.95)

Basic net income (loss) per share	$0.15	$(0.62)	$7.13	$(1.32)

Diluted net income per share from continuing operations	$0.15	$0.45	$0.16	$0.62
Diluted net income (loss) per share from discontinued operations	-	(1.07)	6.90	(1.94)

Diluted net income (loss) per share	$0.15	$(0.62)	$7.06	$(1.32)

The effect of dilutive options and warrants excludes (i) 755,334 shares subject to options with exercise prices ranging from $9.85 to $15.06 per share for the three months ended September 30, 2013 and (ii) 1,311,534 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $4.60 to $15.06 per share for the three months ended September 30, 2012 — all of which were anti-dilutive. The effect of dilutive options and warrants excludes (i) 1,034,534 shares subject to options with exercise prices ranging from $8.70 to $15.06 per share for the six months ended September 30, 2013 and (ii) 1,279,534 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $5.83 to $15.06 per share for the six months ended September 30, 2012 — all of which were anti-dilutive.

10. Income Taxes

The Company recorded income tax expenses from continuing operations for the three months ended September 30, 2013 and 2012, of $1,631,000, or the effective tax rate of 43.0%, and $3,923,000, or the effective tax rate of 37.6%, respectively. For the six months ended September 30, 2013 and 2012, the Company recorded income tax expenses from continuing operations of $1,705,000, or the effective tax rate of 42.9%, and $5,357,000, or the effective tax rate of 37.7%, respectively. The income tax rates for all periods were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, the income tax rates for the three and six months ended September 30, 2013 were impacted by the non-deductible expenses in connection with the fair value adjustments on the warrants. A tax benefit of $9,156,000 is contained within the income from discontinued operations as disclosed in Note 2 above.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $16,749,000 and $17,543,000 at September 30, 2013 and March 31, 2013, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended		Six Months Ended
Derivatives Not Designated as	September 30,		September 30,
Hedging Instruments	2013	2012	2013	2012
Forward foreign currency exchange contracts	$(100,000)	$431,000	$(833,000)	$340,000

The fair value of the forward foreign currency exchange contracts of $150,000 is included in other current liabilities in the consolidated balance sheet at September 30, 2013. The fair value of the forward foreign currency exchange contracts of $683,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at March 31, 2013.

12. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of September 30, 2013 and March 31, 2013:

	September 30, 2013				March 31, 2013
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$452,000	$452,000	-	-	$411,000	$411,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	683,000	-	$683,000	-

Liabilities
Other current liabilities
Deferred compensation	452,000	452,000	-	-	411,000	411,000	-	-
Forward foreign currency exchange contracts	150,000	-	$150,000	-	-	-	-	-
Other liabilities
Warrant liability	5,975,000	-	-	$5,975,000	2,014,000	-	-	$2,014,000

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three and six months ended September 30, 2013, a loss of $100,000 and $833,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the three and six months ended September 30, 2012, a gain of $431,000 and $340,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at September 30, 2013 and March 31, 2013. Any subsequent changes in the fair value of the warrant liability will be recorded in current period earnings as a general and administrative expense. During the three and six months ended September 30, 2013, a loss of $2,391,000 and $3,961,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability. During the three and six months ended September 30, 2012, a gain of $67,000 and $57,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Cerberus Warrant and the Supplier Warrant recorded as warrant liability were:

	September 30, 2013
	Cerberus Warrant	Supplier Warrant

Risk free interest rate	0.88%	1.01%
Expected life in years	3.65	4.00
Expected volatility	44.19%	43.10%
Dividend yield	-	-
Probability of future financing	0%	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Beginning balance	$3,584,000	$617,000	$2,014,000	$-
Newly issued	-	1,018,000	-	1,625,000
Total loss (gain) included in net loss	2,391,000	(67,000)	3,961,000	(57,000)
Warrants exercised	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$5,975,000	$1,568,000	$5,975,000	$1,568,000

During the three and six months ended September 30, 2013, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loans, term loans and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics.

13. Stock Options and Restricted Stock Awards

The Company granted options to purchase 272,000 and 6,000 shares of common stock during the six months ended September 30, 2013 and 2012, respectively, of which 266,000 were granted during the three months ended September 30 2013. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Six Months Ended
	September 30,
	2013	2012
Weighted average risk free interest rate	1.94%	1.03%
Weighted average expected holding period (years)	5.96	6.48
Weighted average expected volatility	48.52%	42.86%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$4.42	$3.04

A summary of stock option transactions for the six months ended September 30, 2013 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2013	1,970,084	$8.73
Granted	272,000	$9.25
Exercised	-	$-
Cancelled	(152,450)	$7.44
Outstanding at September 30, 2013	2,089,634	$8.89

At September 30, 2013, options to purchase 1,515,933 shares of common stock were exercisable at the weighted average exercise price of $9.31.

A summary of changes in the status of non-vested stock options during the six months ended September 30, 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2013	420,401	$2.93
Granted	272,000	$4.42
Vested	(6,000)	$3.98
Cancelled	(112,700)	$2.92
Non-vested at September 30, 2013	573,701	$3.63

At September 30, 2013, there was $1,998,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 2.2 years.

The Company granted 138,000 shares of restricted stock to certain executives, on September 3, 2013, at the closing market price of $9.32 per share. These awards vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. The fair value related to the restricted stock grant of $1,286,000 will be recognized as compensation expense over the vesting period.

14. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive loss for the three months ended September 30, 2013:

	Unrealized gain on Short-Term Investments	Foreign Currency Translation	Total

Balance as of July 1, 2013	$287,000	$(1,121,000)	$(834,000)
Other comprehensive income (loss), net of tax	14,000	(24,000)	(10,000)
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-
Balance as of September 30, 2013	$301,000	$(1,145,000)	$(844,000)

The changes in accumulated other comprehensive loss for the six months ended September 30, 2013:

	Unrealized gain on Short-Term Investments	Foreign Currency Translation	Total

Balance as of April 1, 2013	$287,000	$(1,133,000)	$(846,000)
Other comprehensive income (loss), net of tax	14,000	(12,000)	2,000
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-
Balance as of September 30, 2013	$301,000	$(1,145,000)	$(844,000)

15. Related Party Transactions

During the six months ended September 30, 2013, the Company paid $304,000 to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of the discontinued operation. A member of the Company’s Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital, Inc.

16. New Accounting Pronouncements

Accumulated other comprehensive income

In the first quarter of fiscal 2014, the Company adopted an accounting standard issued by the FASB that requires entities to provide details of reclassifications in the disclosure of changes in accumulated other comprehensive income (“AOCI”) balances. In addition, for significant items reclassified out of AOCI in the fiscal quarter, entities must provide information about the effects on net income together, in one location, on the face of the statement where net income is presented, or as a separate disclosure in the notes. For items not reclassified to net income in their entirety in the fiscal quarter, entities must cross-reference to the note where additional details about the effects of the reclassifications are disclosed. The adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

Income Taxes

In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and the Company intends to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The Company is currently evaluating the impact the adoption of this standard will have on its consolidated financial position, results of operations or cash flows.

17. Subsequent Events

On October 9, 2013, the Company entered into an option purchase agreement (the “Option Purchase Agreement”) with Mr. Joffe, pursuant to which, among other things, the Company purchased Mr. Joffe’s option to purchase 100,000 shares of the Company’s common stock which were originally granted on January 14, 2004 under the Company’s 1994 Stock Option Plan at a net purchase price of $626,500. This payment represents the difference between $12.66, the closing price per share of the Company’s common stock on the measurement date under the Option Purchase Agreement, and the exercise price per share of the stock option, multiplied by the total number of shares under Mr. Joffe’s stock option, and less an administrative fee.

In connection with the Option Purchase Agreement, the Company entered into an eighth amendment to the Financing Agreement (the “Eighth Amendment”), which among other things, permitted the Company to purchase Mr. Joffe’s stock option pursuant to the Option Purchase Agreement.

On November 6, 2013 (the “Ninth Amendment Effective Date”), the Company entered into a ninth amendment and waiver to the Financing Agreement (the “Ninth Amendment”) with a syndicate of lenders party thereto, Cerberus, as collateral agent and PNC Bank, National Association, as administrative agent.  Pursuant to the terms of the Ninth Amendment, (i) the agents and lenders waived a requirement for the Company to pay down loans with its receipt of certain state tax refunds, (ii) the Revolving Credit Commitment (as defined therein) was increased by $10,000,000 to $30,000,000 (the “Amended Revolving Loans”), (iii) the Term Loan Commitment was decreased by $10,000,000 to $95,000,000 (the “Amended Term Loans”), (iv) the final maturity date was extended to November 6, 2018, (v) the Company has the right, subject to meeting certain conditions, to repurchase up to $10,000,000 of its equity interests and (vi) certain other amendments and modifications were made to the Financing Agreement, in the form of an amended and restated financing agreement in the form attached to the Ninth Amendment (the “A&R Financing Agreement”).

Among other things, the Amended Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at the Company’s option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%.  The Amended Revolving Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 2.50% or a reference rate plus 1.00%, and are subject to borrowing base restrictions based on the lesser of (i)(a) specified percentages of the Company’s eligible accounts receivable and eligible US and Mexican inventory, minus (b) reserves and (ii)(a) the Company’s trailing twelve month Consolidated EBITDA times the Applicable EBITDA Multiple (as such terms are defined in the A&R Financing Agreement), minus (b) the aggregate outstanding principal amount of Term Loans and capitalized lease obligations.  The terms “reference rate” and “Eurodollar rate” have meanings customary for financings of this type.  Fees payable for unused portions of the revolving line of credit will be 0.50% per annum.

The Amended Revolving Loans may, at the Company’s option, be prepaid in whole or in part.  The Company may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay in whole or in part, the Amended Term Loans, but such prepayments are subject to a prepayment penalty of (i) 3.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the term loan from the Ninth Amendment Effective Date to January 18, 2014 and (ii) 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the term loan from January 19, 2014 to January 18, 2015.  Notwithstanding the foregoing, the Company has the right to prepay up to $10,000,000 of the Amended Term Loans without any prepayment penalty if such payment is made within 120 days of the Ninth Amendment Effective Date.

The Amended Term Loans and the Amended Revolving Loans are subject to mandatory prepayment under certain circumstances, with specified exceptions, from the proceeds of the sale of assets and issuance of equity, certain insurance and condemnation proceeds, other extraordinary receipts and a percentage of excess cash flow.

The obligations of the Company pursuant to the A&R Financing Agreement will be guaranteed by any future domestic subsidiaries of the Company. The Company has granted a security interest in substantially all of its assets (including the stock of certain subsidiaries of the Company) to secure its obligations pursuant to a Security Agreement and certain other related documents.

The A&R Financing Agreement contains various affirmative and negative covenants, including limitations on liens, indebtedness, mergers, investments, sale and leaseback transactions, capital expenditures, operating lease liabilities, restricted payments, affiliate transactions and consignments.  In addition, the A&R Financing Agreement requires the Company to maintain a maximum senior leverage ratio (calculated as a ratio of consolidated funded debt to consolidated EBITDA), a minimum fixed charge coverage ratio and a minimum Consolidated EBITDA.

Failure to comply with these covenants and restrictions could result in an event of default under the A&R Financing Agreement.  In such an event, the Company could not request borrowings under the revolving facility, and all amounts outstanding under the A&R Financing Agreement, together with accrued interest, could then be declared immediately due and payable.

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

We began selling wheel hub assemblies and wheel hub bearings and we now carry over 800 stock keeping units of these parts. Currently, these parts are sold only to one of MPA’s major existing customers.

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

As a result of the deconsolidation of the discontinued subsidiary, we now have one reportable segment based on the way we manage, evaluate and internally report our business activities.

Results of Operations for the Three Months Ended September 30, 2013 and 2012

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data of our continuing operations for the periods indicated:

	Three Months Ended
	September 30,
	2013	2012
Gross profit percentage	29.8%	34.9%
Cash flow provided by continuing operations	$10,592,000	$10,946,000
Finished goods turnover (annualized) (1)	9.1	7.4
Annualized return on equity (2)	7.7%	19.1%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

(2)	Annualized return on equity is computed as income from continuing operations for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity of continuing operations. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit of our continuing operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012

Net sales	$66,174,000	$57,652,000
Cost of goods sold	46,469,000	37,556,000
Gross profit	19,705,000	20,096,000
Cost of goods sold as a percentage of net sales	70.2%	65.1%
Gross profit percentage	29.8%	34.9%

Net Sales. Our net sales for the three months ended September 30, 2013 increased by $8,522,000, or 14.8%, to $66,174,000 compared to net sales for the three months ended September 30, 2012 of $57,652,000. The increase in net sales was due primarily to sales of wheel hub assemblies and wheel hub bearings to one of our major existing customers. We began selling these products in June 2013.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the three months ended September 30, 2013 to 70.2% from 65.1% for the three months ended September 30, 2012, resulting in a corresponding decrease in our gross profit to 29.8% for the three months ended September 30, 2013 from 34.9% for the three months ended September 30, 2012. Our gross profit was negatively impacted by lower gross margins on wheel hub assemblies and wheel hub bearings which we began selling in June 2013. In addition, the gross profit for the prior year three months ended September 30, 2012 had a less than normal cost of manufacturing resulting in higher gross margin during the prior year period.

Operating Expenses

The following table summarizes operating expenses of our continuing operations for the three months ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012

General and administrative	$8,706,000	$4,392,000
Sales and marketing	2,143,000	1,724,000
Research and development	398,000	461,000

Percent of net sales

General and administrative	13.2%	7.6%
Sales and marketing	3.2%	3.0%
Research and development	0.6%	0.8%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2013 were $8,706,000, which represents an increase of $4,314,000, or 98.2%, from general and administrative expenses for the three months ended September 30, 2012 of $4,392,000. The increase in general and administrative expenses was primarily due to (i) $2,458,000 of increased loss recorded due to the change in the fair value of the warrant liability, (ii) a loss of $100,000 recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a gain of $431,000 recorded during the three months ended September 30, 2012, (iii) $276,000 of increased salaries and wages, (iv) $181,000 of increased fees for professional services, and (v) $107,000 of increased share-based compensation expense. In addition, general and administrative expenses increased during the three months ended September 30, 2013 due to $692,000 of legal and other professional services expenses related to the discontinued subsidiary.

Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2013 increased $419,000, or 24.3%, to $2,143,000 from $1,724,000 for the three months ended September 30, 2012. The increase was due primarily to (i) $129,000 of increased commissions, (ii) $102,000 of increased trade show expense, (iii) $67,000 of increased employee-related expenses, and (iv) $62,000 of increased consulting fees.

Research and Development. Our research and development expenses decreased by $63,000, or 13.7%, to $398,000 for the three months ended September 30, 2013 from $461,000 for the three months ended September 30, 2012. The decrease was due primarily to $65,000 of decreased supplies expense.

Interest Expense

Interest Expense. Our interest expense for the three months ended September 30, 2013 increased $1,570,000, or 50.8%, to $4,663,000 from $3,093,000 for the three months ended September 30, 2012. Our prior year interest expense reflects $1,273,000 of interest income in connection with the long-term note receivable from the discontinued subsidiary. The remaining increase in interest expense was due primarily to interest on outstanding Obligations to the Supplier, which was paid in full on August 26, 2013.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $1,631,000, or the effective tax rate of 43.0%, and $3,923,000, or the effective tax rate of 37.6% during the three months ended September 30, 2013 and 2012, respectively. The income tax rates for both periods were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, our income tax rate for the three months ended September 30, 2013 was impacted by the non-deductible expenses in connection with the fair value adjustments on the warrants.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. In connection with the deconsolidation of the discontinued subsidiary in June 2013, the prior year losses of $15,436,000 for the three months ended September 30, 2012, are reflected as a loss from discontinued operations.

Results of Operations for the Six Months Ended September 30, 2013 and 2012

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data of our continuing operations for the periods indicated:

	Six Months Ended
	September 30,
	2013	2012
Gross profit percentage	30.7%	33.4%
Cash flow provided by continuing operations	$7,520,000	$340,000
Finished goods turnover (annualized) (1)	7.7	7.2
Annualized return on equity (2)	4.0%	13.0%

(1)	Annualized finished goods turnover for each six month period is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for each six month period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

(2)	Annualized return on equity is computed as income from continuing operations for the each six month period multiplied by 2 and dividing the result by beginning shareholders’ equity of continuing operations. Annualized return on equity measures our ability to invest shareholders’ funds profitably.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit of our continuing operations for the six months ended September 30, 2013 and 2012:

	Six Months Ended
	September 30,
	2013	2012

Net sales	$116,419,000	$104,451,000
Cost of goods sold	80,700,000	69,536,000
Gross profit	35,719,000	34,915,000
Cost of goods sold as a percentage of net sales	69.3%	66.6%
Gross profit percentage	30.7%	33.4%

Net Sales. Our net sales for the six months ended September 30, 2013 increased by $11,968,000, or 11.5%, to $116,419,000 compared to net sales for the six months ended September 30, 2012 of $104,451,000. The increase in net sales was due primarily to sales of wheel hub assemblies and wheel hub bearings to one of our major existing customers. We began selling these products in June 2013.  In addition, our net sales of alternators and starters to our existing customers increased during the six months ended September 30, 2013 compared to the same period of the prior year.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the six months ended September 30, 2013 to 69.3% from 66.6% for the six months ended September 30, 2012, resulting in a corresponding decrease in our gross profit to 30.7% for the six months ended September 30, 2013 from 33.4% for the six months ended September 30, 2012. Our gross profit was negatively impacted by lower gross margin on wheel hub assemblies and wheel hub bearings which we began selling in June 2013.

Operating Expenses

The following table summarizes operating expenses of our continuing operations for the six months ended September 30, 2013 and 2012:

	Six Months Ended
	September 30,
	2013	2012

General and administrative	$18,338,000	$10,306,000
Sales and marketing	3,874,000	3,496,000
Research and development	947,000	897,000

Percent of net sales

General and administrative	15.8%	9.9%
Sales and marketing	3.3%	3.3%
Research and development	0.8%	0.9%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2013 were $18,338,000, which represents an increase of $8,032,000, or 77.9%, from general and administrative expenses for the six months ended September 30, 2012 of $10,306,000. The increase in general and administrative expenses was primarily due to (i) $4,018,000 of increased loss recorded due to the change in the fair value of the warrant liability, (ii) a loss of $833,000 recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a gain of $340,000 recorded during the six months ended September 30, 2012, (iii) $583,000 of increased legal fees, (iv) $278,000 of increased salaries and wages, (v) $227,000 of increased consulting expenses primarily related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, and (vi) $217,000 of increased share-based compensation expense. These increases were partly offset by $750,000 of decreased bonus expense due to the payment of one-time awards under our Chief Executive Officer’s new employment agreement during the six months ended September 30, 2012.  In addition, general and administrative expenses increased during the six months ended September 30, 2013 due to $1,810,000 of legal and professional services expenses related to the discontinued subsidiary.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2013 increased $378,000, or 10.8%, to $3,874,000 from $3,496,000 for the six months ended September 30, 2012. The increase was due primarily to (i) $208,000 of increased commissions and (ii) $135,000 of increased trade show expense.

Research and Development. Our research and development expenses increased by $50,000, or 5.6%, to $947,000 for the six months ended September 30, 2013 from $897,000 for the six months ended September 30, 2012. The increase was due primarily to $75,000 of increased consulting fees partly offset by $33,000 of decreased supplies expense.

Interest Expense

Interest Expense. Our interest expense for the six months ended September 30, 2013 increased $2,599,000, or 43.4%, to $8,588,000 from $5,989,000 for the six months ended September 30, 2012. Our prior year interest expense reflects $2,169,000 of interest income in connection with the long-term note receivable from the discontinued subsidiary. In addition, the increase in interest expense was due primarily to increased interest on outstanding Obligations to the Supplier, which was paid in full on August 26, 2013 and increased outstanding loan balances partly offset by lower discount rates on factored receivables.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $1,705,000, or the effective tax rate of 42.9%, and $5,357,000, or the effective tax rate of 37.7% during the six months ended September 30, 2013 and 2012, respectively. The income tax rates for both periods were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, our income tax rate for the six months ended September 30, 2013 was impacted by the non-deductible expenses in connection with the fair value adjustments on the warrants.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $100,877,000 during the six months ended September 30, 2013 compared to a loss from discontinued operations of $27,665,000 for the six months ended September 30, 2012. The income from discontinued operations during the six months ended September 30, 2013 consists of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary, and (iii) losses of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013. In addition, we recorded income tax benefits of $9,156,000 during the six months ended September 30, 2013.

Liquidity and Capital Resources

Overview

At September 30, 2013, we had working capital of $24,595,000, a ratio of current assets to current liabilities of 1.3:1, and cash of $23,549,000, compared to working capital from our continuing operations of $32,676,000, a ratio of current assets to current liabilities of 1.5:1, and cash of $19,346,000 at March 31, 2013.

During the six months ended September 30, 2013, we used cash generated from (i) the use of our receivable discount programs with certain of our major customers, (ii) from operations, including an income tax refund of $7,000,000, and (iii) additional borrowing under our term loan which was primarily used to pay all of our outstanding liabilities, including interest, under the Guaranty. In addition, we used cash to build up our long-term core inventory, repay our term loan, and pay for capital expenditure obligations.

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

Cash Flows

Net cash provided by operating activities from continuing operations was $7,520,000 and $340,000 during the six months ended September 30, 2013 and 2012, respectively. The significant changes in our operating activities from continuing operations were due primarily to (i) the pay down of accounts payable balances in the prior year which were incurred in connection with the inventory provided to the discontinued subsidiary during fiscal 2012, (ii) the receipt of an income tax refund of $7,000,000, and (iii) a less significant decrease in accounts receivable during the six months ended September 30, 2013 compared to the same period of the prior year.

Net cash used in investing activities of continuing operations was $1,501,000 and $1,437,000 during the six months ended September 30, 2013 and 2012, respectively, and primarily related to the purchase of office equipment and equipment for our manufacturing and warehousing facilities.

Net cash provided by financing activities of continuing operations was $18,082,000 and $23,022,000 during the six months ended September 30, 2013 and 2012, respectively. This change was due mainly to $20,000,000 of additional borrowing under the Financing Agreement partly offset by the repayment of our term loans during the six months ended September 30, 2013 compared to $10,000,000 of additional borrowings under the Financing Agreement and $13,970,000 of net proceeds received from our private placement during the six months ended September 30, 2012.

Capital Resources

Debt

We have the following outstanding credit agreements.

Financing Agreement

We are party to the Financing Agreement, which consists of the Term Loans and the Revolving Loans. The Loans mature on January 17, 2017. The lenders hold a security interest in substantially all of our assets.

The Term Loans required quarterly principal payments of $600,000 per quarter beginning April 1, 2013, increasing to $1,350,000 on October 1, 2013 until the final maturity date. The Term Loans bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%.

In June 2013, we entered into the Sixth Amendment, under the terms of which the agents and lenders agreed to waive any event of default that would otherwise arise under the Financing Agreement due to the qualification in the opinion by our certified public accountants with respect to the financial statements for the fiscal year ended March 31, 2013. In addition, the Sixth Amendment (i) added a reporting requirement with respect to our liquidity levels and certain inventory purchases and (ii) added a financial covenant under which we must maintain the following levels of liquidity on the following dates unless otherwise consented to by the lenders: on June 28, 2013, an aggregate amount of at least $25,000,000, subject to certain adjustments; on July 31, 2013, an aggregate amount of at least $26,000,000, subject to certain adjustments; and on August 30, 2013, an aggregate amount of at least $27,000,000, subject to certain adjustments. We were in compliance with these minimum liquidity requirements at each date.

In August 2013, we entered into the Seventh Amendment, pursuant to which (i) we borrowed an additional $20,000,000 in term loans, (ii) modified certain financial covenants, and (iii) lenders provided consent to the payment of certain subordinated debt with respect to the guaranty as described below under Strategic Cooperation Agreement. Among other things, the Seventh Amendment also requires quarterly principal payments of $2,100,000 beginning on October 1, 2013 until the final maturity date.

The Financing Agreement, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). We were in compliance with all financial covenants under the Financing Agreement as of September 30, 2013.

The following table summarizes the financial covenants required under the Financing Agreement as of September 30, 2013:

	Calculation as of September 30, 2013	Financial covenants required per the Financing Agreement

Maximum senior leverage ratio	2.38	3.55
Minimum fixed charge coverage ratio	1.89	1.05
Minimum consolidated EBITDA	$43,448,000	$31,000,000

There was no outstanding balance on the Revolving Loans at September 30, 2013 and March 31, 2013. As of September 30, 2013, $16,225,000 was available under the Revolving Loans. We had reserved $476,000 of the Revolving Loans for standby letters of credit for workers’ compensation insurance and $3,148,000 for commercial letters of credit as of September 30, 2013.

Strategic Cooperation Agreement

In August 2012, we entered into the Agreement with the Supplier and FAPL. Under the terms of the Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by the discontinued subsidiary in an aggregate principal amount not to exceed $22,000,000, of which $2,000,000 would only be available for accrued interest and other amounts payable. Payment for all purchases became due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date would bear interest at a rate of 1% per month. The Fenco Credit Line would have matured on July 31, 2017. Pursuant to the Guaranty, the Obligations under the Agreement were guaranteed by us and certain of our subsidiaries.

On July 9, 2013, we received notice from the Supplier that the filing of the voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware by the Fenco Entities constituted an “Event of Default” under the Agreement.As a result of the Event of Default, all amounts outstanding under the Agreement together with all accrued interest and all other amounts payable automatically became immediately due and payable subject to the terms of the Guaranty and a subordination agreement with the lender under the Financing Agreement. In addition, subject to certain adjustments, the interest rate applicable to all amounts remaining unpaid will increase, to the extent permitted by law, to 1.25% per month, compounding monthly, on December 10, 2013, and to 1.50% per month, compounding monthly, on June 10, 2014.

On August 26, 2013, in connection with the Seventh Amendment, we paid $20,843,000 to the Supplier for payments of all our outstanding liabilities, including interest payments, under the Guaranty.

In connection with the Agreement and the Guaranty, we also issued the Supplier Warrant to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after two years from August 22, 2012 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price. The fair value of the Supplier Warrant using the Monte Carlo simulation model was $4,561,000 and $1,639,000 at September 30, 2013 and March 31, 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at September 30, 2013 and March 31, 2013. During the three months ended September 30, 2013 and 2012, a loss of $1,782,000 and $193,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2013 and 2012, a loss of $2,922,000 and $193,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs from continuing operations:

	Six Months Ended
	September 30,
	2013	2012

Receivables discounted	$100,076,000	$98,974,000
Weighted average days	335	338
Annualized weighted average discount rate	2.4%	2.7%
Amount of discount as interest expense	$2,188,000	$2,534,000

Off-Balance Sheet Arrangements

At September 30, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $1,483,000 and $1,415,000 for the six months ended September 30, 2013 and 2012, respectively. Our capital expenditures were primarily related to the purchase of office equipment and equipment for our manufacturing and warehousing facilities. We expect our fiscal year 2014 capital expenditures to be in the range of $2,000,000 to $3,000,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2013, except as described below.

During the six months ended September 30, 2013, we paid $304,000 to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of the discontinued operation. A member of our Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital, Inc.

Subsequent Events

On October 9, 2013, we entered into the Option Purchase Agreement with Mr. Joffe, pursuant to which, among other things, we purchased Mr. Joffe’s option to purchase 100,000 shares of our common stock which were originally granted on January 14, 2004 under our1994 Stock Option Plan at a net purchase price of $626,500. This payment represents the difference between $12.66, the closing price per share of our common stock on the measurement date under the Option Purchase Agreement, and the exercise price per share of the stock option, multiplied by the total number of shares under Mr. Joffe’s stock option, and less an administrative fee.

In connection with the Option Purchase Agreement, we entered into the Eighth Amendment to the Financing Agreement, which among other things, permitted us to purchase Mr. Joffe’s stock options pursuant to the Option Purchase Agreement.

On November 6, 2013 we entered into the Ninth Amendment with a syndicate of lenders party thereto, Cerberus, as collateral agent and PNC Bank, National Association, as administrative agent. Pursuant to the terms of the Ninth Amendment, (i) the agents and lenders waived a requirement for us to pay down loans with our receipt of certain state tax refunds, (ii) the Revolving Credit Commitment was increased by $10,000,000 to $30,000,000, (iii) the Term Loan Commitment was decreased by $10,000,000 to $95,000,000, (iv) the final maturity date was extended to November 6, 2018, (v) we have the right, subject to meeting certain conditions, to repurchase up to $10,000,000 of our equity interests and (vi) certain other amendments and modifications were made to the Financing Agreement, in the form of an amended and restated financing agreement in the form attached to the Ninth Amendment.

Among other things, the Amended Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at our option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%.  The Amended Revolving Loans bear interest at rates equal to, at our option, either LIBOR plus 2.50% or a reference rate plus 1.00%, and are subject to borrowing base restrictions based on the lesser of (i)(a) specified percentages of our eligible accounts receivable and eligible US and Mexican inventory, minus (b) reserves and (ii)(a) our trailing twelve month Consolidated EBITDA times the Applicable EBITDA Multiple (as such terms are defined in the A&R Financing Agreement), minus (b) the aggregate outstanding principal amount of Term Loans and capitalized lease obligations.  The terms “reference rate” and “Eurodollar rate” have meanings customary for financings of this type.  Fees payable for unused portions of the revolving line of credit will be 0.50% per annum.

The Amended Revolving Loans may, at our option, be prepaid in whole or in part.  We may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay in whole or in part, the Amended Term Loans, but such prepayments are subject to a prepayment penalty of (i) 3.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the term loan from the Ninth Amendment Effective Date to January 18, 2014 and (ii) 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the term loan from January 19, 2014 to January 18, 2015.  Notwithstanding the foregoing, we have the right to prepay up to $10,000,000 of the Amended Term Loans without any prepayment penalty if such payment is made within 120 days of the Ninth Amendment Effective Date.

The Amended Term Loans and the Amended Revolving Loans are subject to mandatory prepayment under certain circumstances, with specified exceptions, from the proceeds of the sale of assets and issuance of equity, certain insurance and condemnation proceeds, other extraordinary receipts and a percentage of excess cash flow.

Our obligations pursuant to the A&R Financing Agreement will be guaranteed by any of our future domestic subsidiaries. We have granted a security interest in substantially all of our assets (including the stock of certain of our subsidiaries) to secure our obligations pursuant to a Security Agreement and certain other related documents.

The A&R Financing Agreement contains various affirmative and negative covenants, including limitations on liens, indebtedness, mergers, investments, sale and leaseback transactions, capital expenditures, operating lease liabilities, restricted payments, affiliate transactions and consignments.  In addition, the A&R Financing Agreement requires us to maintain a maximum senior leverage ratio (calculated as a ratio of consolidated funded debt to consolidated EBITDA), a minimum fixed charge coverage ratio and a minimum Consolidated EBITDA.

Failure to comply with these covenants and restrictions could result in an event of default under the A&R Financing Agreement.  In such an event, we could not request borrowings under the revolving facility, and all amounts outstanding under the A&R Financing Agreement, together with accrued interest, could then be declared immediately due and payable.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2013, which was filed on June 17, 2013, except as discussed below.

New Accounting Pronouncements

Accumulated other comprehensive income

In the first quarter of fiscal 2014, we adopted an accounting standard issued by the FASB that requires entities to provide details of reclassifications in the disclosure of changes in AOCI balances. In addition, for significant items reclassified out of AOCI in the fiscal quarter, entities must provide information about the effects on net income together, in one location, on the face of the statement where net income is presented, or as a separate disclosure in the notes. For items not reclassified to net income in their entirety in the fiscal quarter, entities must cross-reference to the note where additional details about the effects of the reclassifications are disclosed. The adoption of this update did not impact our financial position, results of operations or cash flows.

Income Taxes

In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and the Company intends to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. We are currently evaluating the impact the adoption of this standard will have on our financial position, results of operations or cash flows.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the second quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A. Risk Factors

In addition to the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013, filed on June 17, 2013.

There may be claims filed against us in connection with the bankruptcy proceedings involving the Fenco Entities

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

Item 3. Defaults Upon Senior Securities

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

Number	Description of Exhibit	Method of Filing
4.8	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.9	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.10	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

4.11	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.12	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

10.1	Form of Stock Option Grant Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.2	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

10.3
Seventh Amendment to the Financing Agreement, dated as of August 26, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2013.

10.4	Option Purchase Agreement, dated as of October 9, 2013, by and between Motorcar Parts of America, Inc. and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2013.

10.5
Eighth Amendment to Financing Agreement, dated as of October 9, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 10, 2013.

10.6*
Ninth Amendment and Waiver to Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Filed herewith.

Number	Description of Exhibit	Method of Filing
10.7*
Amended and Restated Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

* Confidential treatment requested.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: November 12, 2013	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 12, 2013	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer