Form 10-Q/A
period 2013-09-30
MOTORCAR PARTS AMERICA INC
filed 2014-02-10
CIK 918251

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (this “Amendment”) to the Quarterly Report on Form 10-Q of Motorcar Parts of America, Inc. (the “Company”) for the quarterly period ended September 30, 2013, initially filed with the Securities and Exchange Commission (the “SEC”) on November 11, 2013 (the “Form 10-Q”), is being filed solely to refile the Amended and Restated Financing Agreement, dated November 6, 2013, among the Company, each lender from time to time a party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent, previously filed as Exhibit 10.7 to the Company’s Form 10-Q.  No revisions are being made to the Company’s financial statements and, except as described below, this Amendment does not reflect events occurring after the filing of the Form 10-Q, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any disclosure contained in the Form 10-Q.

This Amendment is an exhibit-only filing in response to comments received from the staff of the SEC regarding a request for confidential treatment of certain portions of Exhibit 10.7 originally filed with the Form 10-Q.  This Amendment is being filed solely to re-file Exhibit 10.7 to reflect the removal of certain redactions.  Except for changes to Exhibit 10.7, this Amendment does not otherwise update any exhibits as originally filed or previously amended.

In addition, pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, as amended, and Section 302 of the Sarbanes-Oxley Act of 2002, new certifications of the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer are filed herewith as exhibits to this Amendment.

PART II. OTHER INFORMATION
Item 6. Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
10.7*
Amended and Restated Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
_____
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: February 10, 2014	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 10, 2014	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

EXHIBIT INDEX

Number	Description of Exhibit	Method of Filing
10.7*
Amended and Restated Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.
_____
*	Confidential treatment has been requested with respect to certain portions of this exhibit. Omitted portions have been filed separately with the Securities and Exchange Commission.