Form 10-Q
period 2013-12-31
MOTORCAR PARTS AMERICA INC
filed 2014-02-10
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2013

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

There were 14,945,545 shares of Common Stock outstanding at February 3, 2014.

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

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2013	March 31, 2013
ASSETS	(Unaudited)
Current assets:
Cash	$33,330,000	$19,346,000
Short-term investments	496,000	411,000
Accounts receivable — net	2,634,000	3,689,000
Inventory— net	43,220,000	31,838,000
Inventory unreturned	7,199,000	6,981,000
Deferred income taxes	13,909,000	30,075,000
Prepaid expenses and other current assets	2,369,000	8,195,000
Current assets of discontinued operations (Note 2)	-	52,096,000
Total current assets	103,157,000	152,631,000
Plant and equipment — net	10,392,000	10,036,000
Long-term core inventory — net	134,517,000	118,211,000
Long-term core inventory deposits	28,857,000	27,610,000
Long-term deferred income taxes	13,189,000	2,546,000
Intangible assets — net	3,425,000	3,983,000
Other assets	3,803,000	5,618,000
Long-term assets of discontinued operations (Note 2)	-	44,334,000
TOTAL ASSETS	$297,340,000	$364,969,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,997,000	$39,152,000
Accrued liabilities	7,717,000	9,326,000
Customer finished goods returns accrual	12,930,000	14,289,000
Revolving loan	10,000,000	-
Other current liabilities	1,036,000	1,192,000
Current portion of term loan (Net of discount of $557,000 and $125,000, respectively)	7,843,000	3,775,000
Current liabilities of discontinued operations (Note 2)	-	151,914,000
Total current liabilities	89,523,000	219,648,000
Term loan, less current portion (Net of discount of $5,372,000 and $1,980,000, respectively)	81,228,000	78,130,000
Deferred core revenue	13,410,000	12,014,000
Other liabilities	7,746,000	3,481,000
Long-term liabilities of discontinued operations (Note 2)	-	55,210,000
Total liabilities	191,907,000	368,483,000
Commitments and contingencies
Shareholders' equity (deficit):
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 20,000,000 shares authorized;14,836,980 and 14,460,979 shares issued and outstanding at December 31, 2013 and March 31, 2013, respectively	148,000	145,000
Additional paid-in capital	119,418,000	114,737,000
Accumulated other comprehensive loss	(875,000)	(846,000)
Accumulated deficit	(13,258,000)	(117,550,000)
Total shareholders' equity (deficit)	105,433,000	(3,514,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$297,340,000	$364,969,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net sales	$65,568,000	$50,658,000	$181,987,000	$155,109,000
Cost of goods sold	43,642,000	34,332,000	124,342,000	103,868,000
Gross profit	21,926,000	16,326,000	57,645,000	51,241,000
Operating expenses:
General and administrative	9,580,000	8,848,000	27,918,000	19,154,000
Sales and marketing	1,905,000	1,983,000	5,779,000	5,479,000
Research and development	452,000	445,000	1,399,000	1,342,000
Total operating expenses	11,937,000	11,276,000	35,096,000	25,975,000
Operating income	9,989,000	5,050,000	22,549,000	25,266,000
Interest expense, net	6,524,000	2,384,000	15,112,000	8,373,000
Income from continuing operations before income tax expense	3,465,000	2,666,000	7,437,000	16,893,000
Income tax expense	2,317,000	880,000	4,022,000	6,237,000
Income from continuing operations	1,148,000	1,786,000	3,415,000	10,656,000
Income (loss) from discontinued operations	-	(851,000)	100,877,000	(28,516,000)

Net income (loss)	$1,148,000	$935,000	$104,292,000	$(17,860,000)

Basic net income per share from continuing operations	$0.08	$0.12	$0.24	$0.75
Basic net income (loss) per share from discontinued operations	-	$(0.06)	6.95	(2.00)

Basic net income (loss) per share	$0.08	$0.06	$7.19	$(1.25)

Diluted net income per share from continuing operations	$0.08	$0.12	$0.23	$0.74
Diluted net income (loss) per share from discontinued operations	-	$(0.06)	6.81	$(1.99)

Diluted net income (loss) per share	$0.08	$0.06	$7.04	$(1.25)
Weighted average number of shares outstanding:
Basic	14,618,930	14,463,782	14,513,864	14,283,080
Diluted	15,262,497	14,525,613	14,820,341	14,348,814

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2013	2012	2013	2012

Net income (loss)	$1,148,000	$935,000	$104,292,000	$(17,860,000)
Other comprehensive income (loss), net of tax:
Unrealized gain on short-term investments	16,000	4,000	30,000	6,000
Foreign currency translation gain (loss)	(47,000)	104,000	(59,000)	(250,000)
Total other comprehensive (loss) income, net of tax	(31,000)	108,000	(29,000)	(244,000)
Comprehensive income (loss)	$1,117,000	$1,043,000	$104,263,000	$(18,104,000)

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	December 31,
Cash flows from operating activities:	2013	2012
Net income (loss)	$104,292,000	$(17,860,000)
Less income (loss) from discontinued operations	100,877,000	(28,516,000)
Income from continuing operations	3,415,000	10,656,000
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	1,533,000	1,557,000
Amortization of intangible assets	558,000	580,000
Amortization of debt issuance costs	4,157,000	1,249,000
Loss due to change in fair value of warrant liability	6,881,000	825,000
Gain on extinguishment of warrant liability	(216,000)	-
Provision for inventory reserves	1,062,000	1,077,000
Net (recovery of) provision for customer payment discrepancies	(210,000)	500,000
Net recovery of doubtful accounts	(47,000)	(20,000)
Deferred income taxes	14,220,000	(36,000)
Share-based compensation expense	549,000	965,000
Impact of tax benefit on APIC pool from stock options exercised	717,000	15,000
Loss on disposal of plant and equipment	8,000	3,000
Changes in current assets and liabilities:
Accounts receivable	1,507,000	12,085,000
Inventory	(10,210,000)	(9,731,000)
Inventory unreturned	(218,000)	(682,000)
Prepaid expenses and other current assets	5,689,000	(1,378,000)
Other assets	(353,000)	(201,000)
Accounts payable and accrued liabilities	8,876,000	(9,337,000)
Customer finished goods returns accrual	(1,359,000)	2,961,000
Deferred core revenue	1,395,000	582,000
Long-term core inventory	(17,244,000)	(15,013,000)
Long-term core inventory deposits	(1,247,000)	(671,000)
Other liabilities	262,000	(21,000)
Net cash provided by (used in) operating activities from continuing operations	19,725,000	(4,035,000)
Net cash provided by (used in) operating activities from discontinued operations	979,000	(23,694,000)
Net cash provided by (used in) operating activities	20,704,000	(27,729,000)
Cash flows from investing activities:
Purchase of plant and equipment	(2,154,000)	(1,625,000)
Change in short term investments	(35,000)	(31,000)
Net cash used in investing activities from continuing operations	(2,189,000)	(1,656,000)
Net cash used in investing activities from discontinued operations	(295,000)	(1,401,000)
Net cash used in investing activities	(2,484,000)	(3,057,000)
Cash flows from financing activities:
Borrowings under revolving loan	10,000,000	-
Proceeds from term loan	20,000,000	10,000,000
Repayments of term loan	(9,500,000)	(250,000)
Debt issuance costs	(5,221,000)	(799,000)
Payments on capital lease obligations	(156,000)	(206,000)
Exercise of stock options	3,552,000	73,000
Excess tax benefit from employee stock options exercised	1,208,000	3,000
Impact of tax benefit on APIC pool from stock options exercised	(717,000)	(15,000)
Cash used to net share settle equity awards	-	(163,000)
Repurchase of common stock and options, including fees	(627,000)	(100,000)
Proceeds from issuance of common stock	3,000	15,005,000
Repurchase of warrants	(2,194,000)	-
Stock issuance costs	-	(1,034,000)
Net cash provided by financing activities from continuing operations	16,348,000	22,514,000
Net cash (used in) provided by financing activities from discontinued operations	(20,636,000)	737,000
Net cash (used in) provided by financing activities	(4,288,000)	23,251,000
Effect of exchange rate changes on cash	(36,000)	(12,000)
Net increase (decrease) in cash	13,896,000	(7,547,000)
Cash — Beginning of period from continuing operations	19,346,000	32,379,000
Cash — Beginning of period from discontinued operations	88,000	238,000
Cash — End of period	$33,330,000	$25,070,000
Less Cash — End of period from discontinued operations	-	207,000
Cash — End of period from continuing operations	$33,330,000	$24,863,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$12,095,000	$17,105,000
Income taxes, net of refunds	(16,472,000)	8,068,000
Non-cash investing and financing activities:
Warrants issued in connection with debt	$-	$1,625,000
Property acquired under capital lease	34,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2013
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2014. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2013, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 17, 2013, as amended by the Form 10-K/A filed with the SEC on July 29, 2013.

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

Certain items in the consolidated balance sheet for the fiscal year ended March 31, 2013 have been reclassified to conform to fiscal 2014 presentation.

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

The Company began selling new wheel hub assemblies and wheel hub bearings in June 2013. Currently, these parts are sold mainly to one of MPA’s major existing customers.

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

The Company has manufacturing, remanufacturing, warehousing and shipping/receiving operations for automobile parts in North America and Asia. In addition, the Company utilizes various third party warehouse distribution centers in North America.

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), the Company now has one reportable segment as a result of the deconsolidation of Fenco, as defined herein.

2. Discontinued Operations and Deconsolidation of Fenco

In May 2011, the Company purchased (i) all of the outstanding equity of Fenwick Automotive Products Limited (“FAPL”), (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco” and also referred to herein as the “discontinued subsidiary”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company owned 100% of Fapco.

Between May 2011 and its bankruptcy in June 2013, Fenco had been attempting to turnaround its business. However, revenues generated by its undercar product line segment were not sufficient to enable Fenco to meet its operating expenses and otherwise implement its undercar product line turnaround plan. Fenco had recurring operating losses since the date of acquisition and had a working capital and equity deficiency.

In May 2013, FAPL appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, the Company deconsolidated the assets and liabilities of Fenco from its consolidated financial statements effective May 31, 2013. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware.

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

Net sales from discontinued operations during the three and nine months ended December 31, 2012 were $65,617,000 and $161,821,000, respectively. A loss of approximately $5,910,000 was incurred from discontinued operations from April 1, 2013 to May 31, 2013. In addition, during the nine months ended December 31, 2013, the Company recorded a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain Fenco suppliers and recorded related income tax benefits of $9,156,000.

3. Intangible Assets

The following is a summary of the intangible assets subject to amortization at December 31, 2013 and March 31, 2013.

		December 31, 2013		March 31, 2013
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$380,000	$553,000	$337,000
Customer relationships	12 years	6,464,000	3,230,000	6,464,000	2,743,000
Non-compete agreements	4 years	257,000	239,000	257,000	211,000
Total	11 years	$7,274,000	$3,849,000	$7,274,000	$3,291,000

Amortization expense for acquired intangible assets for the three and nine months ended December 31, 2013 and 2012 is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Amortization expense	$180,000	$194,000	$558,000	$580,000

The consolidated aggregate estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2014 - remaining three months	$180,000
2015	670,000
2016	349,000
2017	266,000
2018	266,000
Thereafter	1,694,000
Total	$3,425,000

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

Accounts receivable — net is comprised of the following:

	December 31, 2013	March 31, 2013
Accounts receivable — trade	$42,072,000	$40,686,000
Allowance for bad debts	(854,000)	(1,019,000)
Customer allowances earned	(11,505,000)	(11,160,000)
Customer payment discrepancies	(384,000)	(514,000)
Customer returns RGA issued	(6,590,000)	(4,966,000)
Customer core returns accruals	(20,105,000)	(19,338,000)
Less: total accounts receivable offset accounts	(39,438,000)	(36,997,000)
Total accounts receivable — net	$2,634,000	$3,689,000

As of May 31, 2013, $4,377,000 of accounts receivable at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 2).

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At December 31, 2013, the warranty return accrual of $3,113,000 on the credits to be issued for the returns received was included under the customer returns RGA issued in the above table and the warranty return estimate of $3,295,000 was included in customer finished goods returns accrual in the consolidated balance sheets.

Change in the Company’s warranty return accrual for continuing operations is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Balance at beginning of period	$7,204,000	$5,485,000	$6,205,000	$4,426,000
Charged to expense	12,471,000	11,102,000	41,196,000	36,717,000
Amounts processed	(13,267,000)	(11,369,000)	(40,993,000)	(35,925,000)
Balance at end of period	$6,408,000	$5,218,000	$6,408,000	$5,218,000

As of May 31, 2013, $5,642,000 of warranty return accrual at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 2).

5. Inventory

Inventory is comprised of the following:

	December 31, 2013	March 31, 2013
Non-core inventory
Raw materials	$14,985,000	$14,152,000
Work-in-process	94,000	137,000
Finished goods	29,845,000	19,239,000
	44,924,000	33,528,000
Less allowance for excess and obsolete inventory	(1,704,000)	(1,690,000)

Total	$43,220,000	$31,838,000

Inventory unreturned	$7,199,000	$6,981,000
Long-term core inventory
Used cores held at the Company's facilities	$24,460,000	$22,227,000
Used cores expected to be returned by customers	7,075,000	5,147,000
Remanufactured cores held in finished goods	16,965,000	15,019,000
Remanufactured cores held at customers' locations	87,138,000	76,626,000
	135,638,000	119,019,000
Less allowance for excess and obsolete inventory	(1,121,000)	(808,000)
Total	$134,517,000	$118,211,000

Long-term core inventory deposits	$28,857,000	$27,610,000

As of May 31, 2013, $25,731,000 of non-core inventory, $5,321,000 of inventory unreturned, and $40,471,000 of long-term core inventory at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 2).

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales and accounts receivable — trade from continuing operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
Sales	2013	2012	2013	2012
Customer A	54%	36%	52%	39%
Customer B	19%	23%	21%	26%
Customer C	10%	14%	11%	12%
Customer D	3%	6%	4%	5%

Accounts receivable - trade	December 31, 2013	March 31, 2013
Customer A	39%	27%
Customer B	16%	11%
Customer C	6%	7%
Customer D	7%	12%

The Company’s largest supplier accounted for 13% and 14% of inventory purchases for the three and nine months ended December 31, 2013. No suppliers accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2012.

7. Debt

The Company has the following credit agreements.

Financing Agreement

The Company is party to a financing agreement, as amended, (the “Financing Agreement”) with a syndicate of lenders, Cerberus Business Finance, LLC (“Cerberus”), as collateral agent, and PNC Bank, National Association, as administrative agent. The loans made thereunder (the “Loans”) consist of: (i) term loans aggregating $85,000,000 (the “Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Loans”). The Loans were initially scheduled to mature on January 17, 2017.  In connection with the Financing Agreement, the lenders were granted a security interest in substantially all of the assets of the Company.

The Term Loans required quarterly principal payments of $600,000 per quarter from April 1, 2013 to September 30, 2013 and $1,350,000 per quarter from October 1, 2013 until the final maturity date. The Term Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 8.5% or a base rate plus 7.5%.

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

In August 2013, the Company entered into a seventh amendment to the Financing Agreement (the “Seventh Amendment”). Pursuant to the terms of the Seventh Amendment, (i) the Company borrowed an additional $20,000,000 in Term Loans, (ii) modified certain financial covenants, and (iii) provided consent from the lenders to the Company’s payment of certain subordinated debt with respect to the guaranty as described below under WX Agreement (as defined herein). Among other things, the Seventh Amendment requires quarterly principal payments of $2,100,000, with respect to the Term Loans, beginning on October 1, 2013 until the final maturity date.

In October 2013, the Company entered into an eighth amendment to the Financing Agreement (the “Eighth Amendment”), which among other things, permitted the Company to purchase Mr. Joffe’s stock option pursuant to the Option Purchase Agreement (as defined herein).

In November 2013, the Company entered into a ninth amendment and waiver to the Financing Agreement (the “Ninth Amendment”). Pursuant to the terms of the Ninth Amendment, (i) the agents and lenders waived a requirement for the Company to pay down the Loans with its receipt of certain state tax refunds, (ii) the Revolving Loans were increased by $10,000,000 to $30,000,000 (the “Amended Revolving Loans”), subject to certain borrowing base restrictions, (iii) the Term Loans were decreased by $10,000,000 to $95,000,000 (the “Amended Term Loans”), (iv) the final maturity date was extended to November 6, 2018, (v) the Company gained the right, subject to meeting certain conditions, to repurchase up to $10,000,000 of its equity interests, and (vi) certain other amendments and modifications were made to the Financing Agreement in the form of an amended and restated financing agreement (the “Amended Financing Agreement”).

Among other things, the Amended Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at the Company’s option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on the Company’s term loans using the LIBOR option was 6.75% and 10.5% at December 31, 2013 and March 31, 2013, respectively. The interest rate on the Company’s Amended Revolving Loans using the LIBOR option was 2.67% at December 31, 2013.

The Amended Revolving Loans may, at the Company’s option, be prepaid in whole or in part.  The Company may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Amended Term Loans in whole or in part, but such prepayments are subject to a prepayment penalty of (i) 3.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Amended Term Loans until January 18, 2014 and (ii) 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Amended Term Loans from January 19, 2014 to January 18, 2015. Notwithstanding the foregoing, the Company has the right to prepay up to $10,000,000 of the Amended Term Loans without any prepayment penalty if such payment is made within 120 days of the Ninth Amendment effective date.

The Amended Financing Agreement, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants as of December 31, 2013.

At December 31, 2013, the Company had borrowed $10,000,000 under the Amended Revolving Loans. There was no balance on the Revolving Loans at March 31, 2013. The Company had reserved $476,000 of the Amended Revolving Loans for standby letters of credit for workers’ compensation insurance and $2,128,000 for commercial letters of credit as of December 31, 2013. As of December 31, 2013, $17,530,000 was available under the Amended Revolving Loans.

Cerberus Warrant

In connection with the Financing Agreement, the Company issued a warrant (the “Cerberus Warrant”) to Cerberus. Pursuant to the Cerberus Warrant, Cerberus could purchase up to 219,355 shares of the Company’s common stock (the “Warrant Shares”) for an adjusted exercise price of $7.75 per share exercisable on or before May 24, 2017. The exercise price was subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price.

In November 2013, the Company entered into a warrant purchase agreement (the “Cerberus Warrant Purchase Agreement”) with Cerberus to purchase the Cerberus Warrant.  Pursuant to the Cerberus Warrant Purchase Agreement, the Company paid $2,194,000, which is an amount equal to the closing price of the Company’s common stock on November 22, 2013 of $17.75 less the adjusted per share exercise price of $7.75, ($10.00 per Warrant Share) multiplied by the number of Warrant Shares. The fair value of the Cerberus Warrant as of the settlement date was $2,410,000 using the Monte Carlo simulation model. The following assumptions were used to calculate the fair value of the Cerberus Warrant: dividend yield of 0%; expected volatility of 45.69%; risk-free interest rate of 0.77%; subsequent financing probability of 0%; and an expected life of 3.5 years. As a result of this settlement, the Company recorded a gain of $216,000 which is included in general and administrative expenses during the three and nine months ended December 31, 2013. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $375,000 at March 31, 2013. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at March 31, 2013.

During the three months ended December 31, 2013 and 2012, a loss of $996,000 and $214,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2013 and 2012, a loss of $2,035,000 and a gain of $36,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

Fenco Loans

As of May 31, 2013, $48,520,000 of revolving loan - in default and $10,000,000 of term loan - in default at the discontinued subsidiary were deconsolidated from the consolidated financial statements of the Company (see Note 2).

WX Agreement

In August 2012, the Company entered into a Revolving Credit/Strategic Cooperation Agreement (the “WX Agreement”) with Wanxiang America Corporation (the “Supplier”) and the discontinued subsidiary. Under the terms of the WX Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by the discontinued subsidiary in an aggregate principal amount not to exceed $22,000,000 (the “Fenco Credit Line”), of which $2,000,000 would only be available for accrued interest and other amounts payable (the “Obligations”). Payment for all purchases became due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date would bear interest at a rate of 1% per month. The Fenco Credit Line was scheduled to mature on July 31, 2017. Pursuant to a guaranty (the “Guaranty”), the Obligations under the WX Agreement were guaranteed by the Company and certain of its subsidiaries.

On July 9, 2013, the Company received notice from the Supplier that the filing of the voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware by the Fenco Entities constituted an “Event of Default” under the WX Agreement. As a result of the Event of Default, all amounts outstanding under the WX Agreement together with all accrued interest and all other amounts payable automatically became immediately due and payable subject to the terms of the Guaranty and a subordination agreement with the lender under the Financing Agreement. In addition, subject to certain adjustments, the interest rate applicable to all amounts remaining unpaid will increase, to the extent permitted by law, to 1.25% per month, compounding monthly, on December 10, 2013, and to 1.50% per month, compounding monthly, on June 10, 2014.

On August 26, 2013, in connection with the Seventh Amendment, the Company paid $20,843,000 to the Supplier for payments of all outstanding liabilities, including interest payments, of the Company under the Guaranty.

In connection with the WX Agreement and the Guaranty, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price.

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $6,485,000 and $1,639,000 at December 31, 2013 and March 31, 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at December 31, 2013 and March 31, 2013. During the three months ended December 31, 2013 and 2012, a loss of $1,924,000 and $668,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2013 and 2012, a loss of $4,846,000 and $861,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

The Company no longer has any material obligations under the WX Agreement other than indemnification.  The Company has not assumed all or a material portion of the Fenco product lines, and therefore the Company is not subject to the strategic cooperation provisions of the WX Agreement.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs for continuing operations:

	Nine Months Ended December 31,
	2013	2012

Receivables discounted	$155,739,000	$143,694,000
Weighted average days	336	336
Annualized weighted average discount rate	2.3%	2.7%
Amount of discount as interest expense	$3,280,000	$3,617,000

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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Income from continuing operations	$1,148,000	$1,786,000	$3,415,000	$10,656,000
Income (loss) from discontinued operations	-	(851,000)	100,877,000	(28,516,000)

Net income (loss)	$1,148,000	$935,000	$104,292,000	$(17,860,000)

Basic shares	14,618,930	14,463,782	14,513,864	14,283,080
Effect of dilutive stock options and warrants	643,567	61,831	306,477	65,734
Diluted shares	15,262,497	14,525,613	14,820,341	14,348,814
Net income (loss) per share:
Basic net income per share from continuing operations	$0.08	$0.12	$0.24	$0.75
Basic net income (loss) per share from discontinued operations	-	(0.06)	6.95	(2.00)
Basic net income (loss) per share	$0.08	$0.06	$7.19	$(1.25)

Diluted net income per share from continuing operations	$0.08	$0.12	$0.23	$0.74
Diluted net income (loss) per share from discontinued operations	-	(0.06)	6.81	(1.99)
Diluted net income (loss) per share	$0.08	$0.06	$7.04	$(1.25)

The effect of dilutive options excludes 421,500 shares subject to options with exercise prices ranging from $10.73 to $15.06 per share for the nine months ended December 31, 2013 — all of which were anti-dilutive. The effect of dilutive options and warrants excludes 1,500,933 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $5.83 to $15.06 per share for the three and nine months ended December 31, 2012— all of which were anti-dilutive.

10. Income Taxes

The Company recorded income tax expenses from continuing operations for the three months ended December 31, 2013 and 2012, of $2,317,000, or the effective tax rate of 66.9%, and $880,000, or the effective tax rate of 33.0%, respectively. For the nine months ended December 31, 2013 and 2012, the Company recorded income tax expenses from continuing operations of $4,022,000, or the effective tax rate of 54.1%, and $6,237,000, or the effective tax rate of 36.9%, respectively.  The income tax rate for the three months ended December 31, 2012 was lower than the federal statutory rate due to required adjustments to reflect the appropriate nine month rate for fiscal 2013. The income tax rates for all other periods were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, the income tax rates for the three and nine months ended December 31, 2013 were primarily impacted by (i) the non-deductible expenses in connection with the fair value adjustments on the warrants and (ii) the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m). A tax benefit of $9,156,000 is contained within the income from discontinued operations as disclosed in Note 2 above.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $17,726,000 and $17,543,000 at December 31, 2013 and March 31, 2013, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Instruments	2013	2012	2013	2012

Forward foreign currency exchange contracts	$74,000	$20,000	$(759,000)	$360,000

The fair value of the forward foreign currency exchange contracts of $76,000 is included in other current liabilities in the consolidated balance sheet at December 31, 2013. The fair value of the forward foreign currency exchange contracts of $683,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at March 31, 2013.

12. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of December 31, 2013 and March 31, 2013:

	December 31, 2013				March 31, 2013
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$496,000	$496,000	-	-	$411,000	$411,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	683,000	-	$683,000	-

Liabilities
Other current liabilities
Deferred compensation	496,000	496,000	-	-	411,000	411,000	-	-
Forward foreign currency exchange contracts	76,000	-	$76,000	-	-	-	-	-
Other liabilities
Warrant liability	6,485,000	-	-	$6,485,000	2,014,000	-	-	$2,014,000

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three and nine months ended December 31, 2013, a gain of $74,000 and a loss of $759,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the three and nine months ended December 31, 2012, a gain of $20,000 and $360,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date.This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at December 31, 2013 and March 31, 2013. Any subsequent changes in the fair value of the warrant liability will be recorded in current period earnings as a general and administrative expense. During the three and nine months ended December 31, 2013, a loss of $2,920,000 and $6,881,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability. During the three and nine months ended December 31, 2012, a loss of $882,000 and $825,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Supplier Warrant recorded as warrant liability were:

December 31, 2013
Supplier Warrant

Risk free interest rate	1.12%
Expected life in years	3.75
Expected volatility	45.29%
Dividend yield	-
Probability of future financing	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012

Beginning balance	$5,975,000	$1,568,000	$2,014,000	$-
Newly issued	-	-	-	1,625,000
Total loss included in net income (loss)	2,920,000	882,000	6,881,000	825,000
Exercises/settlements (1)	(2,410,000)	-	(2,410,000)	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$6,485,000	$2,450,000	$6,485,000	$2,450,000

(1)	Represents the fair value of the Cerberus Warrant as of the settlement date (see Note 7).

During the three and nine months ended December 31, 2013, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Stock Options and Restricted Stock Awards

The Company granted options to purchase 272,000 and 632,800 shares of common stock during the nine months ended December 31, 2013 and 2012, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Nine Months Ended December 31,
	2013	2012
Weighted average risk free interest rate	1.94%	1.16%
Weighted average expected holding period (years)	5.96	6.60
Weighted average expected volatility	48.52%	44.25%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$4.42	$2.92

A summary of stock option transactions for the nine months ended December 31, 2013 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2013	1,970,084	$8.73
Granted	272,000	$9.25
Exercised	(476,001)	$8.80
Cancelled	(152,450)	$7.44
Outstanding at December 31, 2013	1,613,633	$8.92

At December 31, 2013, options to purchase 1,176,930 shares of common stock were exercisable at the weighted average exercise price of $9.18.

A summary of changes in the status of non-vested stock options during the nine months ended December 31, 2013 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2013	420,401	$2.93
Granted	272,000	$4.42
Vested	(142,998)	$2.97
Cancelled	(112,700)	$2.92
Non-vested at December 31, 2013	436,703	$3.86

At December 31, 2013, there was $1,768,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 2.1 years.

On September 3, 2013, the Company granted 138,000 shares of restricted stock to certain executives at the closing market price of $9.32 per share. These awards vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. The fair value related to the restricted stock grant of $1,286,000 will be recognized as compensation expense over the vesting period.  At December 31, 2013, there was $1,179,000 of total unrecognized compensation expense from these restricted stock grants, which will be recognized over the remaining vesting period.

14. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended December 31, 2013:

	Unrealized gain on Short-Term Investments	Foreign Currency Translation Gain (Loss)	Total

Balance as of September 30, 2013	$301,000	$(1,145,000)	$(844,000)
Other comprehensive income (loss), net of tax	16,000	(47,000)	(31,000)
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-
Balance as of December 31, 2013	$317,000	$(1,192,000)	$(875,000)

The changes in accumulated other comprehensive income (loss) for the nine months ended December 31, 2013:

	Unrealized gain on Short-Term Investments	Foreign Currency Translation Gain (Loss)	Total

Balance as of April 1, 2013	$287,000	$(1,133,000)	$(846,000)
Other comprehensive income (loss), net of tax	30,000	(59,000)	(29,000)
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-
Balance as of December 31, 2013	$317,000	$(1,192,000)	$(875,000)

15. Related Party Transactions

During the nine months ended December 31, 2013, the Company paid $304,000 to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of Fenco. A member of the Company’s Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital, Inc.

In October 2013, the Company entered into an option purchase agreement (the “Option Purchase Agreement”) with Mr. Joffe, pursuant to which, among other things, the Company purchased Mr. Joffe’s option to purchase 100,000 shares of the Company’s common stock which were originally granted on January 14, 2004 under the Company’s 1994 Stock Option Plan at a net purchase price of $626,500. This payment represents the difference between $12.66, the closing price per share of the Company’s common stock on the measurement date under the Option Purchase Agreement, and the exercise price per share of the stock option, multiplied by the total number of shares under Mr. Joffe’s stock option, and less an administrative fee.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: the bankruptcy of the Fenco Entities, concentration of sales to certain customers, changes in our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, the increasing demands on our working capital, the significant strain on working capital associated with large Remanufactured Core inventory purchases from customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, lower revenues than anticipated from new and existing contracts, our failure to meet the financial covenants or the other obligations set forth in our credit agreements and the lenders’ refusal to waive any such defaults, any meaningful difference between projected production needs and ultimate sales to our customers, increases in interest rates, changes in the financial condition of any of our major customers, the impact of high gasoline prices, the potential for changes in consumer spending, consumer preferences and general economic conditions, increased competition in the automotive parts industry, including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, and other factors discussed herein and in our other filings with the SEC.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of alternators and starters for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. As of June 2013, we also sell wheel hub assemblies and wheel hub bearings. Currently, these parts are sold mainly to one of MPA’s major existing customers.

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

Our products are distributed to both the DIY and DIFM markets and are distributed predominantly throughout North America. We sell our products to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their warranty replacement programs. Demand and replacement rates for aftermarket remanufactured automobile parts generally increase with the age of vehicles and increases in miles driven.

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

Results of Operations for the Three Months Ended December 31, 2013 and 2012

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data of our continuing operations for the periods indicated:

	Three Months Ended December 31,
	2013	2012
Gross profit percentage	33.4%	32.2%
Cash flow provided by (used in) continuing operations	$12,205,000	$(4,375,000)
Finished goods turnover (annualized) (1)	6.7	5.9
Annualized return on equity (2)	4.1%	5.2%

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

(2)	Annualized return on equity is computed as income from continuing operations for the fiscal quarter multiplied by 4 and dividing the result by beginning shareholders’ equity of continuing operations. We believe this provides a useful measure of our profitability.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit of our continuing operations for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012

Net sales	$65,568,000	$50,658,000
Cost of goods sold	43,642,000	34,332,000
Gross profit	21,926,000	16,326,000
Cost of goods sold as a percentage of net sales	66.6%	67.8%
Gross profit percentage	33.4%	32.2%

Net Sales. Our net sales for the three months ended December 31, 2013 increased by $14,910,000, or 29.4%, to $65,568,000 compared to net sales for the three months ended December 31, 2012 of $50,658,000. The increase in net sales was due to both the growth in our rotating electrical products and the introduction of our new wheel hub products. We began selling wheel hub products in June 2013.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales decreased during the three months ended December 31, 2013 to 66.6% from 67.8% for the three months ended December 31, 2012, resulting in a corresponding increase in our gross profit to 33.4% for the three months ended December 31, 2013 from 32.2% for the three months ended December 31, 2012. The increase in our gross profit for the three months ended December 31, 2013, was due to enhanced purchases and production, which resulted in better absorption of overhead resulting in lower per unit costs.

Operating Expenses

The following table summarizes operating expenses of our continuing operations for the three months ended December 31, 2013 and 2012:

	Three Months Ended December 31,
	2013	2012

General and administrative	$9,580,000	$8,848,000
Sales and marketing	1,905,000	1,983,000
Research and development	452,000	445,000

Percent of net sales

General and administrative	14.6%	17.5%
Sales and marketing	2.9%	3.9%
Research and development	0.7%	0.9%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2013 were $9,580,000, which represents an increase of $732,000, or 8.3%, from general and administrative expenses for the three months ended December 31, 2012 of $8,848,000. The increase in general and administrative expenses was primarily due to $2,038,000 of increased loss recorded due to the change in the fair value of the warrant liability.  This increase in general and administrative expense was partly offset by (i) $982,000 of expenses incurred during the prior year period in connection with the discontinued subsidiary’s initial implementation work related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (ii) $633,000 of decreased share-based compensation expense, and (iii) $450,000 recorded during the prior year period for the settlement of liquidated damages paid in connection with our April 2012 private placement.  In addition, general and administrative expenses increased during the three months ended December 31, 2013 due to $463,000 of legal and other professional services expenses related to the discontinued subsidiary.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2013 decreased $78,000, or 3.9%, to $1,905,000 from $1,983,000 for the three months ended December 31, 2012. The decrease was due primarily to $68,000 of decreased trade show expense.

Research and Development. Our research and development expenses increased by $7,000, or 1.6%, to $452,000 for the three months ended December 31, 2013 from $445,000 for the three months ended December 31, 2012, due primarily to increased professional services.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended December 31, 2013 increased $4,140,000, or 173.7%, to $6,524,000 from $2,384,000 for the three months ended December 31, 2012. Interest expense for the three months ended December 31, 2012 reflects $1,501,000 of interest income in connection with the long-term note receivable from the discontinued subsidiary. The remaining increase in interest expense was due primarily to the write-off of deferred financing costs in connection with the Ninth Amendment to our Financing Agreement and the WX Agreement.  In addition, interest on increased outstanding loan balances was mostly offset by lower interest rates during the three months ended December 31, 2013 compared to the three months ended December 31, 2012.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $2,317,000, or the effective tax rate of 66.9%, and $880,000, or the effective tax rate of 33.0% during the three months ended December 31, 2013 and 2012, respectively. The income tax rate for the three months ended December 31, 2013 was higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, our income tax rate for the three months ended December 31, 2013 was primarily impacted by the non-deductible expenses in connection with the fair value adjustments on the warrants.  The income tax rate for the three months ended December 31, 2012 was lower than the federal statutory rate due to required adjustments to reflect the appropriate nine month rate for fiscal 2013.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. In connection with the deconsolidation of the discontinued subsidiary in June 2013, the prior year losses of $851,000 for the three months ended December 31, 2012, are reflected as a loss from discontinued operations.

Results of Operations for the Nine Months Ended December 31, 2013 and 2012

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data of our continuing operations for the periods indicated:

	Nine Months Ended December 31,
	2013	2012
Gross profit percentage	31.7%	33.0%
Cash flow provided by (used in) continuing operations	$19,725,000	$(4,035,000)
Finished goods turnover (annualized) (1)	6.8	6.2
Annualized return on equity (2)	4.0%	10.4%

(1)	Annualized finished goods turnover for each nine month period is calculated by multiplying cost of sales for each nine month period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for each nine month period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

(2)	Annualized return on equity is computed as income from continuing operations for the each nine month period multiplied by 1.33 and dividing the result by beginning shareholders’ equity of continuing operations. We believe this provides a useful measure of our profitability.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit of our continuing operations for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
	2013	2012

Net sales	$181,987,000	$155,109,000
Cost of goods sold	124,342,000	103,868,000
Gross profit	57,645,000	51,241,000
Cost of goods sold as a percentage of net sales	68.3%	67.0%
Gross profit percentage	31.7%	33.0%

Net Sales. Our net sales for the nine months ended December 31, 2013 increased by $26,878,000, or 17.3%, to $181,987,000 compared to net sales for the nine months ended December 31, 2012 of $155,109,000. The increase in net sales was due to both the growth in our rotating electrical products and the introduction of our new wheel hub products.  We began selling wheel hub products in June 2013.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the nine months ended December 31, 2013 to 68.3% from 67.0% for the nine months ended December 31, 2012, resulting in a corresponding decrease in our gross profit to 31.7% for the nine months ended December 31, 2013 from 33.0% for the nine months ended December 31, 2012. Our gross profit was primarily impacted by lower gross margin on wheel hub assemblies and wheel hub bearings which we began selling in June 2013.

Operating Expenses

The following table summarizes operating expenses of our continuing operations for the nine months ended December 31, 2013 and 2012:

	Nine Months Ended December 31,
	2013	2012

General and administrative	$27,918,000	$19,154,000
Sales and marketing	5,779,000	5,479,000
Research and development	1,399,000	1,342,000

Percent of net sales

General and administrative	15.3%	12.3%
Sales and marketing	3.2%	3.5%
Research and development	0.8%	0.9%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2013 were $27,918,000, which represents an increase of $8,764,000, or 45.8%, from general and administrative expenses for the nine months ended December 31, 2012 of $19,154,000. The increase in general and administrative expenses was primarily due to (i) $6,056,000 of increased loss recorded due to the change in the fair value of the warrant liability, (ii) a loss of $759,000 recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a gain of $360,000 recorded during the nine months ended December 31, 2012, (iii) $559,000 of increased salaries and wages, (iv) $545,000 of increased legal fees, and (v) $246,000 of increased consulting expenses primarily related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002.  These increases were partly offset by (i) $982,000 of expenses incurred during the prior year period in connection with the discontinued subsidiary’s initial implementation work related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (ii) $600,000 recorded during the prior year period for the settlement of liquidated damages in connection with our April 2012 private placement, and (iii) $416,000 of decreased share-based compensation expense.  In addition, general and administrative expenses increased during the nine months ended December 31, 2013 due to $2,273,000 of legal and professional services expenses related to the discontinued subsidiary.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2013 increased $300,000, or 5.5%, to $5,779,000 from $5,479,000 for the nine months ended December 31, 2012. The increase was due primarily to (i) $145,000 of increased professional services fees and (ii) $141,000 of increased commissions.

Research and Development. Our research and development expenses increased by $57,000, or 4.2%, to $1,399,000 for the nine months ended December 31, 2013 from $1,342,000 for the nine months ended December 31, 2012. The increase was due primarily to increased consulting fees.

Interest Expense

Interest Expense, net. Our interest expense, net for the nine months ended December 31, 2013 increased $6,739,000, or 80.5%, to $15,112,000 from $8,373,000 for the nine months ended December 31, 2012. Interest expense for the nine months ended December 31, 2012 reflects $3,670,000 of interest income in connection with the long-term note receivable from the discontinued subsidiary. In addition, interest expense increased due to (i) the write-off of deferred financing costs in connection with the Ninth Amendment to our Financing Agreement and the WX Agreement, (ii) interest on outstanding Obligations to the Supplier guaranteed by us, which was paid in full on August 26, 2013, and (iii) increased outstanding loan balances partly offset by lower discount rates on factored receivables.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $4,022,000, or the effective tax rate of 54.1%, and $6,237,000, or the effective tax rate of 36.9% during the nine months ended December 31, 2013 and 2012, respectively. The income tax rates for both periods were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, our income tax rate for the nine months ended December 31, 2013 was primarily impacted by the non-deductible expenses in connection with the fair value adjustments on the warrants.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $100,877,000 during the nine months ended December 31, 2013 compared to a loss from discontinued operations of $28,516,000 for the nine months ended December 31, 2012. The income from discontinued operations during the nine months ended December 31, 2013 consists of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000 recorded during the nine months ended December 31, 2013, and (iii) losses of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

Liquidity and Capital Resources

Overview

At December 31, 2013, we had working capital of $13,634,000, a ratio of current assets to current liabilities of 1.2:1, and cash of $33,330,000, compared to working capital from our continuing operations of $32,801,000, a ratio of current assets to current liabilities of 1.5:1, and cash of $19,346,000 at March 31, 2013.

During the nine months ended December 31, 2013, we used cash generated from (i) the use of our receivable discount programs with certain of our major customers, (ii) operations, including net income tax refunds of $16,472,000, and (iii) additional borrowing under our Amended Financing Agreement which was primarily used to pay all of our outstanding liabilities, including interest, under the Guaranty. In addition, we used cash to build up our inventory, repay our term loan, and pay for capital expenditure obligations.

We believe our cash on hand, short-term investments, use of receivable discount programs, amounts available under our Amended Financing Agreement, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months.

Cash Flows

Net cash provided by operating activities from continuing operations was $19,725,000 during the nine months ended December 31, 2013 compared to net cash used in operating activities of $4,035,000 during the nine months ended December 31, 2012. The significant changes in our operating activities from continuing operations were due primarily to (i) an increase in accounts payable balances due to a buildup of our inventory in the current fiscal year compared to the pay down of accounts payable balances in the prior year which were incurred in connection with the inventory provided to the discontinued subsidiary during fiscal 2012, (ii) the receipt of income tax refunds in the current fiscal year compared to cash payments for income taxes in the prior year, and (iii) a less significant decrease in accounts receivable during the nine months ended December 31, 2013 compared to the same period of the prior year.

Net cash used in investing activities of continuing operations was $2,189,000 and $1,656,000 during the nine months ended December 31, 2013 and 2012, respectively, and primarily related to the purchase of office equipment and equipment for our manufacturing and warehousing facilities.

Net cash provided by financing activities of continuing operations was $16,348,000 and $22,514,000 during the nine months ended December 31, 2013 and 2012, respectively. This change was due mainly to (i) additional borrowing under the Amended Financing Agreement partly offset by the repayment of our term loans, (ii) financing costs paid in connection with the Amended Financing Agreement, (iii) net proceeds from equity awards, and (iv) the repurchase of the Cerberus Warrants. In addition, our prior year financing activities from continuing operations included the net proceeds received from our private placement.

Capital Resources

Debt

We are party to the following credit agreements.

Financing Agreement

We are party to the Financing Agreement, which consists of the Term Loans and the Revolving Loans. The Loans were initially scheduled to mature on January 17, 2017. In connection with the Financing Agreement, the lenders were granted a security interest in substantially all of our assets.

The Term Loans required quarterly principal payments of $600,000 per quarter from April 1, 2013 to September 30, 2013 and $1,350,000 per quarter from October 1, 2013 until the final maturity date. The Term Loans bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%.

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

In August 2013, we entered into the Seventh Amendment, pursuant to which (i) we borrowed an additional $20,000,000 in Term Loans, (ii) modified certain financial covenants, and (iii) lenders provided consent to the payment of certain subordinated debt with respect to the Guaranty as described below under WX Agreement. Among other things, the Seventh Amendment also requires quarterly principal payments of $2,100,000, with respect to the Term Loans, beginning on October 1, 2013 until the final maturity date.

In October 2013, we entered into the Eighth Amendment to the Financing Agreement, which among other things, permitted us to purchase Mr. Joffe’s stock options pursuant to the Option Purchase Agreement.

In November 2013, we entered into the Ninth Amendment, pursuant to which (i) the agents and lenders waived a requirement for us to pay down the Loans with our receipt of certain state tax refunds, (ii) the Revolving Loans were increased by $10,000,000 to $30,000,000, subject to certain borrowing base restrictions, (iii) the Term Loans were decreased by $10,000,000 to $95,000,000, (iv) the final maturity date was extended to November 6, 2018, (v) we gained the right, subject to meeting certain conditions, to repurchase up to $10,000,000 of our equity interests, and (vi) certain other amendments and modifications were made to the Financing Agreement, in the form of an amended and restated financing agreement in the form attached to the Ninth Amendment.

Among other things, the Amended Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at our option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%.  The Amended Revolving Loans bear interest at rates equal to, at our option, either LIBOR plus 2.50% or a reference rate plus 1.00%.  The interest rate on our term loans using the LIBOR option was 6.75% and 10.5% at December 31, 2013 and March 31, 2013, respectively. The interest rate on our Amended Revolving Loans using the LIBOR option was 2.67% at December 31, 2013.

The Amended Revolving Loans may, at our option, be prepaid in whole or in part.  We may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Amended Term Loans in whole or in part, but such prepayments are subject to a prepayment penalty of (i) 3.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the term loan from the Ninth Amendment Effective Date until January 18, 2014 and (ii) 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the term loan from January 19, 2014 to January 18, 2015.  Notwithstanding the foregoing, we have the right to prepay up to $10,000,000 of the Amended Term Loans without any prepayment penalty if such payment is made within 120 days of the Ninth Amendment Effective Date.

The Amended Financing Agreement, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). We were in compliance with all financial covenants under the Amended Financing Agreement as of December 31, 2013.

The following table summarizes the financial covenants required under the Amended Financing Agreement as of December 31, 2013:

	Calculation as of December 31, 2013	Financial covenants required per the Amended Financing Agreement

Maximum senior leverage ratio	2.14	3.30
Minimum fixed charge coverage ratio	1.91	1.05
Minimum consolidated EBITDA	$49,215,000	$31,250,000

At December 31, 2013, we had borrowed $10,000,000 under the Amended Revolving Loans. There was no outstanding balance on the Revolving Loans at March 31, 2013. We had reserved $476,000 of the Amended Revolving Loans for standby letters of credit for workers’ compensation insurance and $2,128,000 for commercial letters of credit as of December 31, 2013.  As of December 31, 2013, $17,530,000 was available under the Amended Revolving Loans.

WX Agreement

In August 2012, we entered into the WX Agreement with the Supplier and FAPL. Under the terms of the WX Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by the discontinued subsidiary in an aggregate principal amount not to exceed $22,000,000, of which $2,000,000 would only be available for accrued interest and other amounts payable. Payment for all purchases became due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date would bear interest at a rate of 1% per month. The Fenco Credit Line was scheduled to mature on July 31, 2017. Pursuant to the Guaranty, the Obligations under the WX Agreement were guaranteed by us and certain of our subsidiaries.

On July 9, 2013, we received notice from the Supplier that the filing of the voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware by the Fenco Entities constituted an “Event of Default” under the WX Agreement.As a result of the Event of Default, all amounts outstanding under the WX Agreement together with all accrued interest and all other amounts payable automatically became immediately due and payable subject to the terms of the Guaranty and a subordination agreement with the lender under the Financing Agreement. In addition, subject to certain adjustments, the interest rate applicable to all amounts remaining unpaid will increase, to the extent permitted by law, to 1.25% per month, compounding monthly, on December 10, 2013, and to 1.50% per month, compounding monthly, on June 10, 2014.

On August 26, 2013, in connection with the Seventh Amendment, we paid $20,843,000 to the Supplier for payments of all our outstanding liabilities, including interest payments, under the Guaranty.

In connection with the WX Agreement and the Guaranty, we also issued the Supplier Warrant to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price.

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $6,485,000 and $1,639,000 at December 31, 2013 and March 31, 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at December 31, 2013 and March 31, 2013. During the three months ended December 31, 2013 and 2012, a loss of $1,924,000 and $668,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2013 and 2012, a loss of $4,846,000 and $861,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

We no longer have any material obligation under the WX Agreement other than indemnification.  We have not assumed all or a material portion of the Fenco product lines, and therefore we are not subject to the strategic cooperation provisions of the WX Agreement.

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

The following is a summary of the receivable discount programs from continuing operations:

	Nine Months Ended December 31,
	2013	2012

Receivables discounted	$155,739,000	$143,694,000
Weighted average days	336	336
Annualized weighted average discount rate	2.3%	2.7%
Amount of discount as interest expense	$3,280,000	$3,617,000

Off-Balance Sheet Arrangements

At December 31, 2013, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $2,154,000 and $1,625,000 for the nine months ended December 31, 2013 and 2012, respectively. Our capital expenditures were primarily related to the purchase of office equipment and equipment for our manufacturing and warehousing facilities. We expect our fiscal year 2014 capital expenditures to be in the range of $2,000,000 to $3,000,000. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

Our related party transactions primarily consist of employment and director agreements and stock option agreements. Our related party transactions have not changed since March 31, 2013, except as described below.

During the nine months ended December 31, 2013, we paid $304,000 to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of Fenco. A member of our Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital, Inc.

In October 2013, we entered into the Option Purchase Agreement with Mr. Joffe, pursuant to which, among other things, we purchased Mr. Joffe’s option to purchase 100,000 shares of our common stock which were originally granted on January 14, 2004 under our 1994 Stock Option Plan at a net purchase price of $626,500. This payment represents the difference between $12.66, the closing price per share of our common stock on the measurement date under the Option Purchase Agreement, and the exercise price per share of the stock option, multiplied by the total number of shares under Mr. Joffe’s stock option, and less an administrative fee.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the third quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends—The Amended Financing Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

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

10.6
Ninth Amendment and Waiver to Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.6 to Quarterly Report on Form 10-Q filed on November 12, 2013.

Number	Description of Exhibit	Method of Filing
10.7
Amended and Restated Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.7 to Quarterly Report on Form 10-Q filed on November 12, 2013.

10.8	Warrant Purchase Agreement, dated as of November 22, 2013, among Motorcar Parts of America, Inc., and Cerberus Business Finance, LLC	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 27, 2013.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2013, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: February 10, 2014	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 10, 2014	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer