Form 10-K
period 2014-03-31
MOTORCAR PARTS AMERICA INC
filed 2014-06-16
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to  _________________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2013, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $175,620,783 based on the closing sale price as reported on the NASDAQ Global Market.

There were 15,082,645 shares of common stock outstanding as of June 9, 2014.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G(3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2014 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2014.

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

MOTORCAR PARTS OF AMERICA, INC.

Unless the context otherwise requires, all references in this Annual Report on Form 10-K to “the Company,” “we,” “us,” “MPA,” and “our” refer to Motorcar Parts of America, Inc. and its subsidiaries. This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements involve risks and uncertainties. Our actual results may differ significantly from the results discussed in any forward-looking statements. Discussions containing such forward-looking statements may be found in the material set forth under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as within this Form 10-K generally.

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

PART I

Item 1. Business

General

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their warranty replacement programs (“OES”).

The current population of vehicles in the U.S. is approximately 246 million and the average age of these vehicles is approximately 11 years. We believe the market for replacement parts is primarily driven by the age of vehicles and the miles driven. While an aged vehicle population is favorable today, miles driven continues to fluctuate primarily based on fuel prices. We believe demand and replacement rates for aftermarket automotive parts generally increase with the age of vehicles and increases in miles driven.

The aftermarket for automobile parts is divided into two markets. The first market is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets.

While both markets continue to grow and we continue to grow in both markets, we have distribution channels with all of the major retailers and have grown share with them.  In particular as we introduce our new products we are leveraging our existing distribution channels.  The DIFM market is growing faster and is an attractive opportunity for growth. We are positioned to benefit from this market opportunity in three ways: (i) our auto parts retail customers are expanding their efforts to target the DIFM market, (ii) we sell our products under private label and our own brand names directly to suppliers that focus on professional installers, and (iii) we sell our products to original equipment manufacturers for distribution to the professional installer both for warranty replacement and their general aftermarket channels. We have been successful in growing sales to this market.

We have two operating segments: (i) wheel hub assemblies and bearings and (ii) rotating electrical products which consist of alternators and starters. In accordance with the authoritative accounting guidance for segment reporting, we have determined that these operating segments meet the criteria for aggregation and accordingly we have one reportable segment for purposes of recording and reporting our financial results.

Discontinued Operation and Deconsolidation of Fenco

In May 2011, we purchased (i) all of the outstanding equity of Fenwick Automotive Products Limited (“FAPL”), (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco” and also referred to herein as the “discontinued subsidiary”). Since FAPL owned 99% of Fapco prior to these acquisitions, we owned 100% of Fapco.

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

In May 2013, FAPL appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, we deconsolidated the assets and liabilities of Fenco from our consolidated financial statements effective May 31, 2013. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. As a result of the loss of control of Fenco and the subsequent filing of the petition for relief under the Bankruptcy Code, Fenco had effectively been disposed of and we did not and do not retain any continuing involvement in the operations of Fenco (see Note 3 of the notes to consolidated financial statements). We may be subject to claims relating to the bankruptcy, as described in Item 3 – Legal Proceedings.

Products

Our products include rotating electrical products such as alternators and starters and wheel hub assemblies and bearings.

Our products meet or exceed original equipment manufacturer specifications. Remanufacturing generally creates a supply of parts at a lower cost to the end user than newly manufactured parts and makes available automotive parts which are no longer manufactured as new. Our remanufactured parts are sold at competitively lower prices than most new replacement parts. We believe most of our automotive parts are non-elective replacement parts in all makes and models of vehicles because they are required for a vehicle to operate.

We recycle nearly all materials in keeping with our focus of positively impacting the environment. Nearly all parts, including metal from the Used Cores, and corrugated packaging are recycled.

The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different automotive parts required to service vehicles. We carry over 9,000 stock keeping units (“SKUs”) for automotive parts that are sold under our customers’ widely recognized private label brand names and our Quality-Built®, Xtreme®, Reliance™ and other brand names.

Customers: Customer Concentration

We sell our products to the largest retail automotive chain stores including AutoZone, Advance, Genuine Parts (NAPA), O’Reilly, and Pep Boys, with an aggregate of approximately 16,000 retail outlets as well as a diverse group of automotive warehouse distributors and OES customers.

While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2014, 2013 and 2012, sales to our four largest customers in the aggregate represented 87%, 82% and 78%, respectively, of our net sales, and sales to our largest customer, AutoZone, represented 53%, 41% and 49%, respectively, of our net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of any customer’s financial condition or the loss of a customer could have a materially adverse impact on our business, results of operations, and financial condition.

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

While these longer-term agreements strengthen our customer relationships, the increased demand for our products often requires that we increase our inventories and personnel. Customer demands that we purchase their Remanufactured Core inventory also require the use of our available working capital. The marketing and other allowances we typically grant our customers in connection with our new or expanded customer relationships adversely impact the near-term revenues, profitability and associated cash flows from these arrangements. However, we believe the investment we make in these new or expanded customer relationships will improve our overall liquidity and cash flow from operations over time.

Competition

The market for aftermarket automotive parts is highly competitive. We compete with several large and medium sized remanufacturers, including BBB Industries and Remy International, and a large number of smaller regional and specialty remanufacturers. We also compete with overseas manufacturers, particularly those located in China, who are increasing their operations and could become a significant competitive force in the future.

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

Offshore Remanufacturing. The majority of our remanufacturing operations are now conducted at our facilities in Mexico and Malaysia. We continue to maintain production of certain remanufactured units that require specialized service and/or rapid turnaround in our U.S. facilities. In addition, we operate a shipping and receiving warehouse and testing facility in Singapore for our products.

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

The price of a finished rotating electrical product sold to our customers is generally comprised of an amount for remanufacturing (“unit value”) and an amount separately invoiced for the Remanufactured Core included in the product (“Remanufactured Core charge”). The Remanufactured Core charge is equal to the credit we offer to induce the customer to use our core exchange program and send back the Used Cores to us. The ability to obtain Used Cores, materials and components of the types and quantities we need is essential to our ability to meet demand.

Purchased Finished Goods. In addition to our remanufactured goods, we also purchase certain of our finished goods from various suppliers, including several located in Asia.  We perform supplier qualification, product inspection and testing to assure product quality levels.  We also perform periodic site audits of our suppliers’ manufacturing facilities.  Finished products purchased are either stored in our warehouse facility or packaged for immediate shipment.  We currently use our existing Torrance, California facility to store and distribute wheel hub assemblies and bearings.

Return Rights. Under our customer agreements and general industry practice, our customers are allowed stock adjustments when their inventory of certain product lines exceeds the inventory necessary to support sales to end-user consumers (stock adjustment returns). Customers have various contractual rights for stock adjustment returns which are typically less than 5% of units sold. In some instances, we allow a higher level of returns in connection with a significant update order. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. We allow this general right of return regardless of whether the returned item is defective. We seek to limit the aggregate of stock adjustment and other customer returns, including general right of return, to less than 20% of unit sales. Stock adjustment returns do not occur at any specific time during the year.

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

Employees

We had 2,270 employees and 1,852 employees at March 31, 2014 and 2013, respectively, in our continuing operations. Of these 302 employees were located in the U.S., 6 in Canada, 1,722 in Mexico, 251 in our Asian facilities, at March 31, 2014. We had 155 administrative employees, of which 25 were engaged in sales. A union represents 1,695 employees at our Mexico facility. All other employees are non-union. We consider our relations with our employees to be satisfactory.

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

We rely on a few large customers for a majority of our business, and the loss of any of these customers, significant changes in the prices, marketing allowances or other important terms provided to any of these customers or adverse developments with respect to the financial condition of these customers could reduce our net income and operating results.

Our net sales are concentrated among a small number of large customers. During fiscal 2014, sales to our four largest customers in the aggregate represented 87% of our net sales, and sales to our largest customer represented 53% of our net sales. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations and financial condition.

There may be claims filed against us in connection with the bankruptcy proceedings involving the Fenco Entities.

There have been and may be additional claims filed against us by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.  For example, the trustee has notified our insurance companies that it may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion.  We are also a defendant in a case in Ontario Superior Court and in a case in the District Court for the District of Delaware claiming that we are liable for amounts due by the Fenco Entities to their employees under U.S. and Canadian law.  Any litigation to determine the validity of these claims, regardless of their merit or resolution, may be costly and time consuming and divert the efforts and attention of our management from our business strategy.  Any adverse judgment or settlement by us of these claims will also result in additional expense.  We believe we no longer have any material obligations under any Fenco agreements nor have we assumed any of the Fenco product lines.  Others such as the trustee may not agree with our position.

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

In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange program with our customers, and component parts from third-party manufacturers. We generally purchase approximately 15-20% of our Used Cores from core brokers. Historically, the Used Core returned from customers together with purchases from core brokers have provided us with an adequate supply of Used Cores. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities could be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.

Increases in the market prices of key component raw materials could increase the cost of our products and negatively impact our profitability.

In light of the continuous pressure on pricing which we have experienced from our large customers, we may not be able to recoup the higher costs of our products due to changes in the prices of raw materials, particularly aluminum and copper. If we are unable to recover a substantial portion of our raw materials from Used Cores returned to us by our customers through the core exchange program, the prices of Used Cores that we purchase may reflect the impact of changes in the cost of raw materials. However, we are unable to determine what adverse impact, if any, sustained raw material price increases may have on our product costs or profitability.

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

Our financial results are affected by automotive parts failure rates that are outside of our control.

Our operating results are affected over the long term by automotive parts failure rates. These failure rates are impacted by a number of factors outside of our control, including, the age of cars, product designs that have resulted in greater reliability, consumers driving fewer miles as a result of both high gasoline prices and the slowdown in the U.S. economy, and the average age of vehicles on the road. A reduction in the failure rates of automotive parts would adversely affect our sales and profitability.

Our operating results may continue to fluctuate significantly.

We have experienced significant variations in our annual and quarterly results of operations. These fluctuations have resulted from many factors, including shifts in the demand and pricing for our products and general economic conditions, including changes in prevailing interest rates. Our gross profit percentage fluctuates due to numerous factors, some of which are outside of our control. These factors include the timing and level of marketing allowances provided to our customers, actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, and general market and competitive conditions.

Our lenders may not waive future defaults under our credit agreements.

Over the past several years, we have violated a number of the financial and other covenants contained in our credit agreements, including our current financing agreement with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent. Our most recent waiver was in June 2013. If we fail to meet the financial covenants or the other obligations set forth in our credit agreements in the future, there is no assurance that our lenders will waive any such defaults. If obtained, any such waiver may impose significant costs or covenants on us.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of March 31, 2014, we had $97,277,000 of net debt under our credit agreement and cash on hand of $24,599,000. Our indebtedness may increase substantially from time to time for various reasons, including fluctuations in operating results, marketing allowances provided to customers, capital expenditures and possible acquisitions. Our indebtedness could materially affect our business because (i) a portion of our cash flow must be used to service debt rather than finance our operations, (ii) it may eventually impair our ability to obtain financing in the future, and (iii) it may reduce our flexibility to respond to changes in business and economic conditions or take advantage of business opportunities that may arise.

Our stock price may be volatile and could decline substantially.

Our stock price has fluctuated from $5.75 to $27.27 during fiscal 2014. It may decline substantially as a result of developments in our business, the volatile nature of the stock market, and other factors beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including (i) our operating results failing to meet the expectations of securities analysts or investors in any quarter, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public or private sales of a substantial number of shares of our common stock, and (v) adverse changes in general market conditions or economic trends.

Unfavorable currency exchange rate fluctuations could adversely affect us.

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2014, approximately 13% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes.  These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings.

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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner;
•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;
•	the potential loss of key employees of the acquired businesses;
•	the risk of diverting the attention of senior management from our operations;
•	risks associated with integrating financial reporting and internal control systems;
•	difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and
•	future impairments of goodwill of an acquired business.

Any of the foregoing, or a combination of them, could cause us to incur additional expenses, distract management and adversely affect our business, financial condition, results of operations or liquidity.

Weakness in conditions in the global credit markets and macroeconomic factors could adversely affect our financial condition and results of operations.

Any weakness in the credit markets could result in significant constraints on liquidity and availability of borrowing terms from lenders and accounts payable with vendors. Modest economic growth in most major industrial countries in the world and uncertain prospects for continued growth threaten to cause further tightening of the credit markets, more stringent lending standards and terms, and higher volatility in interest rates. The persistence of these conditions could have a material adverse effect on our borrowings and the availability, terms and cost of such borrowings. In addition, deterioration in the U.S. economy could adversely affect our operating results.

Our reliance on foreign suppliers for some of the automotive parts we sell to our customers or included in our products presents risks to our business.

Certain of our automotive parts are imported from suppliers located outside the U.S., including various countries in Asia. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as:

●	significant delays in the delivery of cargo due to port security considerations;
●	imposition of duties, taxes, tariffs or other charges on imports;
●	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;
●	financial or political instability in any of the countries in which our product is manufactured;
●	potential recalls or cancellations of orders for any product that does not meet our quality standards;
●	disruption of imports by labor disputes or strikes and local business practices;
●	political or military conflict involving the U.S., which could cause a delay in the transportation of our products and an increase in transportation costs;
●	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
●	natural disasters, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;
●	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
●	our ability to enforce any agreements with our foreign suppliers.

Any of the foregoing factors, or a combination of them, could increase the cost or reduce the supply of products available to us and adversely affect our business, financial condition, results of operations or liquidity.

In addition, because we depend on independent third parties to manufacture a portion of certain automotive products, we cannot be certain that we will not experience operational difficulties with such manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality controls and failure to meet production deadlines or increases in manufacturing costs.

Our failure to implement and maintain effective internal control over financial reporting could result in material misstatements in our financial statements.

Section 404 of the Sarbanes-Oxley Act of 2002 (“SOX”) requires our management to assess the effectiveness of our internal control over financial reporting at the end of each fiscal year and certify whether or not internal control over financial reporting is effective.  Our independent accountants are also required to express an opinion with respect to the effectiveness of our internal controls.  In the past we have identified material weaknesses in our internal control over financial reporting in our discontinued subsidiary.  We cannot assure that additional significant deficiencies or material weaknesses in our internal control over financial reporting will not be identified in the future.  Any failure to maintain or implement new or improved internal controls, or any difficulties we encounter in their implementation, could result in significant deficiencies or material weaknesses, cause us to fail to meet our periodic reporting obligations (which may result in our failure to maintain the listing standards for our common stock) or result in material misstatements in our financial statements.  Any such failure could also adversely affect the results of periodic management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting required under SOX.

An increase in the cost or a disruption in the flow of our imported products may significantly decrease our sales and profits.

Merchandise manufactured offshore represents a part of our total product purchases. A disruption in the shipping or cost of such merchandise may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Merchandise from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported merchandise include disruptions in the shipping and importation or increase in the costs of imported products. For example, common risks may be:

•	raw material shortages;
•	work stoppages;
•	strikes and political unrest;
•	problems with oceanic shipping, including shipping container shortages;
•	increased customs inspections of import shipments or other factors causing delays in shipments;
•	economic crises;
•	international disputes and wars;
•	loss of “most favored nation” trading status by the U. S. in relations to a particular foreign country;
•	import duties;
•	import quotas and other trade sanctions; and
•	increases in shipping rates.

Products manufactured overseas and imported into the U.S. and other countries are subject to import restrictions and duties.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

The following table sets forth the location, type of facility, square footage and ownership interest in each of our facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Date of Lease Expiration

Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2022
Tijuana, Mexico (1)	Remanufacturing, Warehouse, and Office	311,000	Leased	April 2015
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	65,000	Leased	Various through August 2016
Shanghai, China	Warehouse and Office	27,000	Leased	March 2016

(1)	We have an option to extend the lease term for two additional 5-year periods.

We believe the above mentioned facilities are sufficient to satisfy our foreseeable warehousing, production, distribution and administrative office space requirements for our current operations.

Item 3. Legal Proceedings

There have been and may be additional claims filed against us by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.  For example, the trustee has notified our insurance companies that it may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion.  We are also a defendant in a case in Ontario Superior Court and in a case in the District Court for the District of Delaware claiming that we are liable for amounts due by the Fenco Entities to their employees under U.S. and Canadian law.  Any litigation to determine the validity of these claims, regardless of their merit or resolution, may be costly and time consuming and divert the efforts and attention of our management from our business strategy.  Any adverse judgment or settlement by us of these claims will also result in additional expense.

We are also subject to various other legal proceedings arising in the normal course of conducting business. Management does not believe that the outcome of these matters will have a material adverse impact on its financial position or future results of operations.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. The following table sets forth the high and low sale prices for our common stock during fiscal 2014 and 2013.

	Fiscal 2014		Fiscal 2013
	High	Low	High	Low
1st Quarter	$9.60	$5.75	$10.00	$4.04
2nd Quarter	$12.93	$8.27	$5.16	$3.96
3rd Quarter	$19.40	$12.39	$6.85	$4.22
4th Quarter	$27.27	$18.51	$7.30	$5.30

As of June 9, 2014, there were 15,082,645 shares of common stock outstanding held by 20 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lenders prohibits the payment of dividends, except stock dividends, without the lenders’ prior consent.

Share Repurchase Program

In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. The program does not have an expiration date. Under this program, we repurchased and retired a total of 67,347 shares at a total cost of approximately $389,000 during fiscal 2013.  We did not repurchase any outstanding common stock during fiscal 2014.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of March 31, 2014:

	(a)		(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders	1,426,968	(1)	$9.21	1,794,983	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,426,968		$9.21	1,794,983

(1)	Consists of options issued pursuant to our 2003 Long-Term Incentive Plan, 2004 Non-Employee Director Stock Option Plan, and 2010 Incentive Award Plan.
(2)	Consists of shares available for issuance under our 2010 Incentive Award Plan and 2014 Non-Employee Director Incentive Award Plan.

Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2014 with the NASDAQ Composite Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2009 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2014

Item 6. Selected Financial Data

The following selected historical consolidated financial information for the periods indicated below has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

Our selected income statement data below represents our continuing operations and excludes the results of the discontinued subsidiary subsequent to its acquisition in May 2011. See Note 3 of the notes to consolidated financial statements.

	Fiscal Years Ended March 31,
Income Statement Data	2014	2013	2012	2011	2010

Net sales	$258,669,000	$213,151,000	$178,551,000	$161,285,000	$147,225,000
Operating income	32,104,000	34,314,000	26,574,000	25,384,000	18,307,000
Income from continuing operations	6,482,000	14,558,000	14,348,000	12,220,000	9,646,000
Basic net income per share from continuing operations	$0.45	$1.01	$1.15	$1.01	$0.80
Diluted net income per share from continuing operations	$0.42	$1.01	$1.13	$0.99	$0.80

	March 31,
Balance Sheet Data	2014	2013	2012	2011	2010

Total assets	$318,853,000	$364,969,000	$501,898,000	$191,865,000	$163,480,000
Working capital (1)	22,077,000	33,722,000	15,311,000	1,395,000	3,399,000
Revolving loan	10,000,000	-	-	-	-
Term loan	87,277,000	81,905,000	75,000,000	7,500,000	9,500,000
Capital lease obligations	318,000	214,000	463,000	834,000	1,398,000
Other long term liabilities	26,340,000	15,464,000	10,526,000	9,984,000	7,056,000
Shareholders’ equity (deficit)	$109,636,000	$(3,514,000)	$73,619,000	$117,177,000	$103,620,000

(1)	The calculation of working capital excludes the impact of the discontinued subsidiary.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: the bankruptcy of the Fenco Entities and related contingent liabilities, concentration of sales to certain customers, changes in the financial condition of or our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, lower revenues than anticipated from new and existing contracts, the increasing demands on our working capital, the significant strain on working capital associated with large inventory purchases from customers, any meaningful difference between expected production needs and ultimate sales to our customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults, increases in interest rates, , the impact of high gasoline prices, consumer preferences and general economic conditions, increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, and other factors discussed herein and in our other filings with the SEC.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES programs. Our products include rotating electrical products such as alternators and starters and wheel hub assemblies and bearings.

The current population of vehicles in the U.S. is approximately 246 million and the average age of these vehicles is approximately 11 years. We believe the market for replacement parts is primarily driven by the age of vehicles and the miles driven. While an aged vehicle population is favorable today, miles driven continues to fluctuate primarily based on fuel prices. We believe demand and replacement rates for aftermarket automotive parts generally increase with the age of vehicles and increases in miles driven.

The aftermarket for automobile parts is divided into two markets. The first market is the DIY market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the DIFM market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets.

While both markets continue to grow and we continue to grow in both markets, we have distribution channels with all of the major retailers and have grown share with them.  In particular as we introduce our new products we are leveraging our existing distribution channels.  The DIFM market is growing faster and is an attractive opportunity for growth. We are positioned to benefit from this market opportunity in three ways: (i) our auto parts retail customers are expanding their efforts to target the DIFM market, (ii) we sell our products under private label and our own brand names directly to suppliers that focus on professional installers, and (iii) we sell our products to original equipment manufacturers for distribution to the professional installer both for warranty replacement and their general aftermarket channels. We have been successful in growing sales to this market.

We have two operating segments: (i) wheel hub assemblies and bearings and (ii) rotating electrical products which consist of alternators and starters. In accordance with the authoritative accounting guidance for segment reporting, we have determined that these operating segments meet the criteria for aggregation and accordingly we have one reportable segment for purposes of recording and reporting our financial results.

Discontinued Operation and Deconsolidation of Fenco

In May 2011, we purchased (i) all of the outstanding equity of FAPL, (ii) all of the outstanding equity of Introcan, and (iii) 1% of the outstanding equity of Fapco (collectively, “Fenco” and also referred to herein as the “discontinued subsidiary”). Since FAPL owned 99% of Fapco prior to these acquisitions, we owned 100% of Fapco.

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

In May 2013, FAPL appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, we deconsolidated the assets and liabilities of Fenco from our consolidated financial statements effective May 31, 2013. On June 10, 2013, the Fenco Entities filed a voluntary petition for relief under the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware. As a result of the loss of control of Fenco and the subsequent filing of the petition for relief under the Bankruptcy Code, Fenco had effectively been disposed of and we did not and do not retain any continuing involvement in the operations of Fenco (see Note 3 of the notes to consolidated financial statements).  We may be subject to claims relating to the bankruptcy, as described in Item 3 – Legal Proceedings.

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. We have classified Fenco operations as discontinued operations in the accompanying consolidated financial statements as a result of the Fenco Entities voluntary petition for relief under the Bankruptcy Code in the U.S. Bankruptcy Court of the District of Delaware on June 10, 2013. Correspondingly, reclassifications of Fenco’s assets, liabilities, and operations for prior year periods to discontinued operations have been made to conform to the current year’s presentation.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. Our significant accounting policies are discussed in detail below and in Note 2 of the notes to consolidated financial statements.

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

Inventory

Non-core Inventory

Non-core inventory is comprised of (i) non-core raw materials, (ii) the non-core value of work in process, (iii) the non-core value of remanufactured finished goods, and (iv) purchased finished goods. Used Cores, the Used Core value of work in process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described below under the caption “Long-term Core Inventory.” Used Cores are a source of raw materials used in the manufacturing of our rotating electrical products.

Non-core inventory is stated at the lower of cost or market. The cost of non-core remanufactured inventory approximates average historical purchase prices paid for raw materials, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of purchased finished goods inventory approximates average historical purchase prices paid, and an allocation of fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:

•	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

•	Non-core work in process is in various stages of production and is valued at the average cost of materials issued to the open work orders. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

•	The cost of remanufactured finished goods includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense these unallocated overhead as period costs. For the fiscal years ended March 31, 2014, 2013, and 2012, costs of approximately $1,070,000, $1,561,000, and $1,410,000, respectively, were considered unallocated overhead charged directly to cost of sales and thus excluded from the calculation of cost for remanufactured finished goods.

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

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in management’s judgment, impact our ability to sell or liquidate potentially excess or obsolete inventory. We recorded $2,708,000 and $2,498,000 for excess and obsolete inventory at March 31, 2014 and 2013, respectively. This increase was primarily recorded in our non-core inventory due to the increased inventory levels.

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

We classify all of our core inventories as long-term assets. The determination of the long-term classification is based on our view that the value of the cores is not consumed or realized in cash during our normal operating cycle, which is one year for most of the cores recorded in inventory. According to guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” We do not believe that core inventories, which we classify as long-term, are consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect the core inventories to be consumed, and thus we do not expect to realize cash, until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.

However, historically for a portion of finished goods sold, our customer will not send us a Used Core to obtain the credit we offer under our core exchange program. Therefore, based on our historical estimate, we relieve the core value for these finished goods upon sale, as we believe they have been consumed and we have realized cash.

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

Revenue Recognition; Net-of-Core-Value Basis

The price of a finished rotating electrical product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit value. The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, a significant portion of the remanufactured automobile parts we sell to customers are replaced by similar Used Cores sent back for credit by customers under our core exchange program. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the Remanufactured Core value as revenue when the finished products are sold. We generally limit the number of Used Cores sent back under the core exchange program to the number of similar Remanufactured Cores previously shipped to each customer.

Revenue Recognition and Deferral — Core Revenue

Full price Remanufactured Cores: When we ship a rotating electrical product, we invoice certain customers for the Remanufactured Core value portion of the product at full Remanufactured Core sales price but do not recognize revenue for the Remanufactured Core value at that time. For these Remanufactured Cores, we recognize core revenue based upon an estimate of the rate at which our customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under our core exchange program.

Nominal price Remanufactured Cores: We invoice other customers for the Remanufactured Core value portion of a rotating electrical product shipped at a nominal Remanufactured Core price. Unlike the full price Remanufactured Cores, we only recognize revenue from nominal Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when we believe that we have met all of the following criteria:

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

Revenue Recognition; General Right of Return

We allow our customers to return goods to us that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). In addition, under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user customers (stock adjustment returns). Customers have various contractual rights for stock adjustment returns which are typically less than 5% of units sold. In some instances, we allow a higher level of returns in connection with a significant update order. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. We seek to limit the aggregate of customer returns, including warranty and stock adjustment returns, to less than 20% of unit sales.

We provide for such anticipated returns of inventory by reducing revenue and the related cost of sales for the units estimated to be returned as further described under the captions “Customer Finished Goods Returns Accrual” and “Inventory Unreturned”.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain products exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the non-core sales value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year.

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

Intangible Assets

Our intangible assets other than goodwill are finite–lived and amortized on a straight line basis over their respective useful lives. We analyze our finite-lived intangible assets for impairment when and if indicators of impairment exist. As of March 31, 2014, there were no indicators of impairment.

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

The primary components of our income tax expense are (i) the current liability or refund due for federal, state and foreign income taxes and (ii) the change in the amount of the net deferred income tax asset, including the effect of any change in the valuation allowance.

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We review our deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. We believe that it is more likely than not that our future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, we consider long-term agreements, including Remanufactured Core purchase obligations, with our major customers that expire at various dates through March 2019. We also periodically compare the forecasts to actual results. Although there can be no assurance that the forecasted results will be achieved, the history of income in all jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

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

New Accounting Pronouncements

Accumulated other comprehensive income (“AOCI”)

In the first quarter of fiscal 2014, we adopted an accounting standard issued by the FASB that requires entities to provide details of reclassifications in the disclosure of changes in AOCI balances. In addition, for significant items reclassified out of AOCI in the fiscal year, entities must provide information about the effects on net income together, in one location, on the face of the statement where net income is presented, or as a separate disclosure in the notes. For items not reclassified to net income in their entirety in the fiscal year, entities must cross-reference to the note where additional details about the effects of the reclassifications are disclosed. The adoption of this update did not have an impact on our financial position, results of operations or cash flows.

Income Taxes

In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and the Company intends to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Discontinued Operations

In April 2014, the FASB issued guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and “represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results.” The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB is amending the FASB ASC and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The new guidance is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are evaluating the impact of adopting this prospective guidance to our consolidated financial statements.

Subsequent Events

On June 12, 2014, we entered into a first amendment to the amended and restated financing agreement, pursuant to which (i) the commitments to make revolving loans under the amended and restated financing agreement were increased by $10,000,000 to $40,000,000, and (ii) the maximum amount of capital expenditures was increased to $3,200,000 for fiscal year 2014, $7,000,000 for fiscal year 2015, and $4,000,000 for each of fiscal years 2016 and 2017.  The maximum amount of capital expenditures for fiscal year 2018 remains at $2,500,000.

Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data for our continuing operations for the periods indicated:

	Fiscal Years Ended March 31,
	2014	2013	2012

Gross profit percentage	31.5%	32.5%	32.1%
Cash flow provided by (used in) continuing operations	$13,290,000	$(4,758,000)	$15,802,000
Finished goods turnover (1)	7.2	7.7	6.5

(1)	Finished goods inventory turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn inventory into revenues.

Fiscal 2014 Compared to Fiscal 2013

Net Sales and Gross Profit

The following table summarizes net sales and gross profit for our continuing operations for fiscal 2014 and 2013:

	Fiscal Years Ended March 31,
	2014	2013

Net sales	$258,669,000	$213,151,000
Cost of goods sold	177,103,000	143,810,000
Gross profit	81,566,000	69,341,000
Cost of goods sold as a percentage of net sales	68.5%	67.5%
Gross profit percentage	31.5%	32.5%

Net Sales. Our net sales for fiscal 2014 increased by $45,518,000, or 21.4%, to $258,669,000 compared to net sales for fiscal 2013 of $213,151,000. The increase in net sales was due to both the introduction of our new wheel hub products and growth in the sales of our rotating electrical products primarily to existing customers. We began selling wheel hub products in late June 2013 and they represented approximately 11% of our net sales during fiscal 2014.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during fiscal 2014 to 68.5% from 67.5% for fiscal 2013, resulting in a corresponding decrease in our gross profit to 31.5% for fiscal 2014 from 32.5% for fiscal 2013. Our gross profit was primarily impacted by lower gross margin on wheel hub products, which we began selling in late June 2013.

Operating Expenses

The following table summarizes operating expenses for our continuing operations for fiscal 2014 and 2013:

	Fiscal Years Ended March 31,
	2014	2013

General and administrative	$39,684,000	$25,807,000
Sales and marketing	7,838,000	7,290,000
Research and development	1,940,000	1,930,000

Percent of net sales

General and administrative	15.3%	12.1%
Sales and marketing	3.0%	3.4%
Research and development	0.7%	0.9%

General and Administrative. Our general and administrative expenses for fiscal 2014 were $39,684,000, which represents an increase of $13,877,000, or 53.8%, from general and administrative expenses for fiscal 2013 of $25,807,000. The increase in general and administrative expenses was primarily due to (i) $10,054,000 of increased loss recorded due to the change in the fair value of the warrant liability, (ii) a loss of $842,000 recorded due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a gain of $804,000 recorded during fiscal 2013, (iii) $780,000 of increased salaries and wages, (iv) $515,000 of increased legal fees, and (v) $406,000 of increased general and administrative expenses at our offshore locations due to increased employee-related expenses and outside services. These increases were partly offset by (i) $982,000 of expenses incurred during fiscal 2013 in connection with the discontinued subsidiary’s initial implementation work related to the compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (ii) $675,000 recorded during fiscal 2013 for the settlement of liquidated damages in connection with our April 2012 private placement, and (iii) $650,000 recorded in fiscal 2013 related to the termination of our consulting agreement with Mel Marks. In addition, general and administrative expenses increased during fiscal 2014 due to $2,868,000 of legal and professional services expenses incurred by us and related to the discontinued subsidiary.

Sales and Marketing. Our sales and marketing expenses for fiscal 2014 increased $548,000, or 7.5%, to $7,838,000 from $7,290,000 for fiscal 2013. The increase was due primarily to (i) $235,000 of increased employee-related expenses, (ii) $134,000 of increased professional services and consulting fees, and (iii) $120,000 of increased travel expenses.

Research and Development. Our research and development expenses increased by $10,000, or 0.5%, to $1,940,000 for fiscal 2014 from $1,930,000 for fiscal 2013. The increase was due primarily to increased consulting fees.

Interest Expense

Interest Expense, net. Our interest expense, net from continuing operations for fiscal 2014 increased $5,965,000, or 48.4%, to $18,289,000 from $12,324,000 for fiscal 2013. Interest expense for fiscal 2013 reflects $5,182,000 of interest income in connection with the long-term note receivable from the discontinued subsidiary. In addition, interest expense increased due to (i) the write-off of approximately $2,581,000 in deferred financing costs in connection with the amendments to our credit agreements, (ii) interest on all of our outstanding obligations related to our discontinued subsidiary guaranteed by us that were paid in full on August 26, 2013. These increases were partly offset by (i) lower interest rates on our term loan and factored receivables during fiscal 2014 and (ii) expenses incurred in fiscal 2013 in connection with the third amendment and waiver to the Financing Agreement (as defined below).

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $7,333,000, or the effective tax rate of 53.1%, and $7,432,000, or the effective tax rate of 33.8% during fiscal 2014 and 2013, respectively. The primary change in the effective tax rate was due to non-deductible expenses in connection with the fair value adjustments on the warrants and the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m).  The balance of the change in the effective tax rate was due to recurring rate impacting items, such as our state and foreign income taxes, uncertain tax positions, and permanent book to tax differences.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $100,877,000 during fiscal 2014 compared to a loss from discontinued operations of $106,069,000 for fiscal 2013. The income from discontinued operations during fiscal 2014 consists of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000 recorded during fiscal 2014, and (iii) losses of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

Fiscal 2013 Compared to Fiscal 2012

Net Sales and Gross Profit

The following table summarizes net sales and gross profit for our continuing operations for fiscal 2013 and fiscal 2012:

	Fiscal Years Ended March 31,
	2013	2012

Net sales	$213,151,000	$178,551,000
Cost of goods sold	143,810,000	121,219,000
Gross profit	69,341,000	57,332,000
Cost of goods sold as a percentage of net sales	67.5%	67.9%
Gross profit percentage	32.5%	32.1%

Net Sales. Our net sales increased by $34,600,000, or 19.4%, to $213,151,000 for fiscal 2013 compared to net sales of $178,551,000 for fiscal 2012. The increase in net sales was the result of (i) new business awarded by one of our major customers, (ii) certain new customers acquired during fiscal 2013, and (iii) overall increase in net sales to our other existing customers.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales decreased during fiscal 2013 to 67.5% from 67.9% for fiscal 2012, resulting in a corresponding increase in our gross profit percentage of 0.4% to 32.5% for fiscal 2013 from 32.1% for fiscal 2012. This increase in gross profit percentage is a result of lower per unit manufacturing costs, partially offset by $1,665,000 of marketing and certain other allowances made in connection with the purchase of inventory from a new customer we acquired in the first quarter of fiscal 2013.

Operating Expenses

The following table summarizes operating expenses for our continuing operations for fiscal 2013 and 2012:

	Fiscal Years Ended March 31,
	2013	2012

General and administrative	$25,807,000	$20,621,000
Sales and marketing	7,290,000	7,659,000
Research and development	1,930,000	1,765,000
Acquisition costs	-	713,000

Percent of net sales

General and administrative	12.1%	11.5%
Sales and marketing	3.4%	4.3%
Research and development	0.9%	1.0%
Acquisition costs	-%	0.4%

General and Administrative. Our general and administrative expenses for fiscal 2013 were $25,807,000, which represents an increase of $5,186,000, or 25.1%, from general and administrative expenses for fiscal 2012 of $20,621,000. The increase in general and administrative expenses was primarily due to (i) $1,031,000 of increased share-based compensation expense, (ii) $822,000 of increased legal fees, (iii) $675,000 for liquidated damages paid in connection with our April 2012 private placement, (iv) $658,000 of increased general and administrative expenses at our offshore locations, (v) $650,000 of accrual established related to the termination of our consulting agreement with Mel Marks, (vi) $514,000 of increased salaries and wages, (vii) $481,000 of increased consulting expenses primarily related to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, (viii) $389,000 recorded due to the change in the fair value of the warrants during fiscal 2013, (ix) $369,000 of increased expenses for work related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, (x) $332,000 of incentives paid to certain executives, and (xi) $215,000 of increased expenses in connection with our income tax planning work. During fiscal 2013, we also recorded a gain of $804,000 due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts compared to a loss of $476,000 recorded during fiscal 2012. In addition, professional fees of $350,000 were incurred in connection with the restructuring of the discontinued subsidiary. Our prior year general and administrative expenses included $1,292,000 of professional services and travel incurred in connection with the discontinued subsidiary.

During fiscal 2013, our general and administrative expenses were negatively impacted by $982,000 of expenses incurred in connection with the discontinued subsidiary’s initial implementation work related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. These expenses were previously recorded by the discontinued subsidiary.

Sales and Marketing. Our sales and marketing expenses for fiscal 2013 decreased $369,000, or 4.8%, to $7,290,000 from $7,659,000 for fiscal 2012. The decrease in sales and marketing was due primarily to (i) $238,000 of decreased travel and professional services incurred in connection with the discontinued subsidiary and (ii) $114,000 of decreased employee-related expenses.

Research and Development. Our research and development expenses increased by $165,000, or 9.3%, to $1,930,000 for fiscal 2013 from $1,765,000 for fiscal 2012. The increase in research and development expenses was due primarily to increased employee-related expenses during fiscal 2013.

Acquisition Costs. During fiscal 2012, we incurred $713,000 of legal and professional fees in connection with the acquisition of the discontinued subsidiary.

Interest Expense

Interest Expense. Our interest expense from continuing operations reflects our increased leverage as a result of the acquisition of the discontinued subsidiary and the increase in the size of our business. Net interest expense for fiscal 2013 increased $7,843,000, or 154.6%, to $12,324,000 from $4,841,000 for fiscal 2012. This increase in net interest expense was attributable to (i) increased outstanding loan balances and higher interest rates incurred during fiscal 2013 as compared to fiscal 2012 and (ii) a contingent fee payable in connection with the third amendment and waiver to the Financing Agreement (as defined below). These increases were partly offset by increased interest income in connection with the long-term note receivable from the discontinued subsidiary.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $7,432,000 and $7,385,000 during fiscal 2013 and 2012, respectively, an effective rate of 33.8% and 34.0% for fiscal 2013 and 2012, respectively.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our loss from discontinued operations was $106,069,000 and $62,862,000 during fiscal 2013 and 2012, respectively.

Liquidity and Capital Resources

Overview

At March 31, 2014, we had working capital of $22,077,000, a ratio of current assets to current liabilities of 1.2:1, and included in working capital is cash of $24,599,000, compared to working capital from our continuing operations of $33,722,000, a ratio of current assets to current liabilities of 1.5:1, and included in working capital is cash of $19,346,000 at March 31, 2013.

During fiscal 2014, we used cash generated from (i) the use of our receivable discount programs with certain of our major customers, (ii) operations, including net income tax refunds of $16,472,000, and (iii) additional borrowing under our credit agreement which was primarily used to pay in full on August 26, 2013 all of our outstanding obligations related to our guaranty of a loan to our discontinued subsidiary, including interest. In addition, we used cash to build up our inventory, repay our term loan, and make capital expenditures.

During fiscal 2014, we filed a universal shelf registration statement on Form S-3 (File No. 333-190966), which was declared effective on May 9, 2014, for the proposed offering from time to time of up to $100,000,000 of our securities, including common stock, preferred stock, and debt securities.  The securities may be offered by us from time to time at amounts, prices, interest rates, and other terms to be determined at the time of the offering.

We believe our cash on hand, short-term investments, use of receivable discount programs, amounts available under our credit agreement, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditures over the next twelve months.

Cash Flows

Our cash flows from our continuing operations as reflected in the consolidated statement of cash flows for fiscal 2014, 2013, and 2012 are summarized as follows:

	Fiscal Years Ended March 31,
	2014	2013	2012
Cash provided by (used in):
Operating activities from our continuing operations	$13,290,000	$(4,758,000)	$15,802,000
Investing activities from our continuing operations	(3,032,000)	(2,371,000)	(1,047,000)
Financing activities from our continuing operations	15,642,000	21,639,000	61,060,000
Effect of exchange rates on cash	(31,000)	45,000	37,000
Net increase in cash from our continuing operations	25,869,000	14,555,000	75,852,000

Additional selected cash flow data:
Depreciation and amortization	$2,742,000	$2,849,000	$3,466,000
Capital expenditures	(2,978,000)	(2,330,000)	(1,010,000)

Fiscal 2014 Compared to Fiscal 2013

Net cash provided by operating activities from our continuing operations was $13,290,000 during fiscal 2014 compared to net cash used in operating activities from our continuing operations of $4,758,000 during fiscal 2013. The significant changes in our operating activities from our continuing operations in fiscal 2014 were due primarily to (i) an increase in accounts payable balances due primarily to a buildup of our non-core inventory in the current fiscal year, in anticipation of increased sales, compared to the pay down of accounts payable balances in the prior year which were incurred in connection with the inventory provided to the discontinued subsidiary during fiscal 2012, (ii) the receipt of income tax refunds in the current fiscal year compared to cash payments for income taxes in the prior year, and (iii) an increase in accounts receivable during fiscal 2014 due to higher net sales compared to fiscal 2013. In addition, other changes in operating activities from our continuing operations were (i) a decrease of $546,000 to the provision for customer payment discrepancies, (ii) a decrease of $213,000 to the provision for bad debt, and (iii) a decrease of $194,000 to the provision for inventory reserves.

Net cash used in investing activities from our continuing operations was $3,032,000 and $2,371,000 during fiscal 2014 and 2013, respectively. This change was due primarily to (i) increase in purchase of equipment related to our wheel hub assemblies and bearings and (ii) increase in purchases of equipment related to our manufacturing facilities.

Net cash provided by financing activities from our continuing operations was $15,642,000 and $21,639,000 during fiscal 2014 and 2013, respectively. This change was due mainly to (i) additional borrowing under the amended credit agreement partly offset by the repayment of our term loan, (ii) net proceeds from the stock option exercises during fiscal 2014, (iii) financing costs paid in connection with the amendment of our credit agreement, and (iv) the repurchase of warrants from our lenders. In addition, our prior year financing activities from continuing operations included the net proceeds received from our private placement in April 2012.

Fiscal 2013 Compared to Fiscal 2012

Net cash used in operating activities from our continuing operations was $4,758,000 during fiscal 2013 compared to cash provided from operations from our continuing operations of $15,802,000 during fiscal 2012. The significant changes in our operating activities from our continuing operations in fiscal 2013 were due primarily to (i) the pay down of accounts payable balances incurred in connection with the inventory provided to the discontinued subsidiary in fiscal 2012 to provide goods in order to maintain the service levels for the discontinued subsidiary’s customers, (ii) an increase in long-term core inventory due to higher sales, and (iii) a decrease in accounts receivable balances due to a higher balance of receivables discounted during fiscal 2013 compared to fiscal 2012. In addition, other changes in operating activities from our continuing operations were (i) a decrease of $1,402,000 to the provision for inventory reserves due to higher inventory levels, (ii) an increase of $266,000 to the provision for customer payment discrepancies, and (iii) an increase of $180,000 to the provision for bad debt.

Net cash used in investing activities from our continuing operations was $2,371,000 and $1,047,000 during fiscal 2013 and 2012, respectively. Our capital expenditures during fiscal 2013 and 2012 were $2,330,000 and $1,010,000, respectively, primarily related to the purchase of equipment for our manufacturing facilities, improvements to our California facility, and software.

Net cash provided by financing activities from our continuing operations was $21,639,000 and $61,060,000 during fiscal 2013 and 2012, respectively. This decrease was primarily due to decreased borrowings in fiscal 2013 compared to fiscal 2012 partly offset by the net proceeds received from our private placement during fiscal 2013. The net cash provided by financing activities was used primarily to finance the discontinued subsidiary.

Capital Resources

Debt

We are party to the following credit agreements.

Financing Agreement

We are party to a financing agreement, as amended, (the “Financing Agreement”), with a syndicate of lenders, Cerberus Business Finance, LLC (“Cerberus”), as collateral agent, and PNC Bank, National Association, as administrative agent. The loans made thereunder (the “Loans”) consist of: (i) term loans aggregating $85,000,000 (the “Term Loans”) and (ii) revolving loans of up to $20,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Loans”). The Loans were initially scheduled to mature on January 17, 2017. In connection with the Financing Agreement, the lenders were granted a security interest in substantially all of our assets.

The Term Loans required quarterly principal payments of $600,000 per quarter from April 1, 2013 to September 30, 2013 and $1,350,000 per quarter from October 1, 2013 until the final maturity date. The Term Loans bear interest at rates equal to, at our option, either LIBOR plus 8.5% or a base rate plus 7.5%.

In June 2013, we entered into a sixth amendment to the Financing Agreement (the “Sixth Amendment”), under the terms of which the agents and lenders agreed to waive any event of default that would otherwise arise under the Financing Agreement due to the qualification in the opinion by our certified public accountants with respect to the financial statements for the fiscal year ended March 31, 2013. In addition, the Sixth Amendment (i) added a reporting requirement with respect to our liquidity levels and certain inventory purchases and (ii) added a financial covenant under which we must maintain the following levels of liquidity on the following dates unless otherwise consented to by the lenders: on June 28, 2013, an aggregate amount of at least $25,000,000, subject to certain adjustments; on July 31, 2013, an aggregate amount of at least $26,000,000, subject to certain adjustments; and on August 30, 2013, an aggregate amount of at least $27,000,000, subject to certain adjustments. We were in compliance with these minimum liquidity requirements at each date.

In August 2013, we entered into a seventh amendment to the Financing Agreement (the “Seventh Amendment”), pursuant to which (i) we borrowed an additional $20,000,000 in Term Loans, (ii) modified certain financial covenants, and (iii) the lenders provided consent to the payment of certain subordinated debt with respect to the guaranty as described below under WX Agreement (as defined herein). Among other things, the Seventh Amendment required quarterly principal payments of $2,100,000, with respect to the Term Loans, beginning on October 1, 2013 until the final maturity date.

In October 2013, we entered into an eighth amendment to the Financing Agreement (the “Eighth Amendment”), which among other things, permitted us to purchase Mr. Joffe’s stock options pursuant to an option purchase agreement.

In November 2013, we entered into a ninth amendment and waiver to the Financing Agreement (the “Ninth Amendment”), pursuant to which (i) the agents and lenders waived a requirement for us to pay down the Loans with our receipt of certain state tax refunds, (ii) the Revolving Loans were increased by $10,000,000 to $30,000,000 (the “Amended Revolving Loans), subject to certain borrowing base restrictions, (iii) the Term Loans were decreased by $10,000,000 to $95,000,000 (the “Amended Term Loans”), (iv) the final maturity date was extended to November 6, 2018, (v) we gained the right, subject to meeting certain conditions, to repurchase up to $10,000,000 of our equity interests, and (vi) certain other amendments and modifications were made to the Financing Agreement, in the form of an amended and restated financing agreement (the “Amended Financing Agreement”).

Among other things, the Amended Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at our option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%.  The Amended Revolving Loans bear interest at rates equal to, at our option, either LIBOR plus 2.50% or a reference rate plus 1.00%.  The interest rate on our term loans using the LIBOR option was 6.75% and 10.50% at March 31, 2014 and 2013, respectively. The interest rate on our Amended Revolving Loans using the LIBOR option was 2.66% at March 31, 2014.

The Amended Revolving Loans may, at our option, be prepaid in whole or in part. We may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Amended Term Loans in whole or in part, but such prepayments are subject to a prepayment penalty of (i) 3.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the term loan from the Ninth Amendment Effective Date until January 18, 2014 and (ii) 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the term loan from January 19, 2014 to January 18, 2015. Notwithstanding the foregoing, we had the right to prepay up to $10,000,000 of the Amended Term Loans without any prepayment penalty if such payment was made within 120 days of the Ninth Amendment Effective Date. We did not exercise the prepayment option.

The Amended Financing Agreement, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). We were in compliance with all financial covenants under the Amended Financing Agreement as of March 31, 2014.

The following table summarizes the financial covenants required under the Amended Financing Agreement at March 31, 2014:

	Calculation as of March 31, 2014	Financial covenants required per the Amended Financing Agreement

Maximum senior leverage ratio	1.87	3.30
Minimum fixed charge coverage ratio	1.96	1.05
Minimum consolidated EBITDA	$55,240,000	$31,500,000

At March 31, 2014, we had borrowed $10,000,000 under the Amended Revolving Loans. There was no outstanding balance on the Revolving Loans at March 31, 2013. We had reserved $476,000 of the Amended Revolving Loans for standby letters of credit for workers’ compensation insurance and $1,614,000 for commercial letters of credit at March 31, 2014 and $17,720,000, subject to certain adjustments, was available under the Amended Revolving Loans at March 31, 2014.

WX Agreement

In August 2012, we entered into a Revolving Credit/Strategic Cooperation Agreement (the “WX Agreement”) with Wanxiang America Corporation (the “Supplier’) and the discontinued subsidiary. Under the terms of the WX Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by the discontinued subsidiary in an aggregate principal amount not to exceed $22,000,000 (the “Fenco Credit Line”), of which $2,000,000 would only be available for accrued interest and other amounts payable (the “Obligations”). Payment for all purchases became due and payable 120 days after the date of the bill of lading. Any amounts remaining unpaid following the due date would bear interest at a rate of 1% per month. The Fenco Credit Line was scheduled to mature on July 31, 2017. Pursuant to a guaranty (the “Guaranty”), the Obligations under the WX Agreement were guaranteed by us and certain of our subsidiaries.

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

In connection with the WX Agreement and the Guaranty, we also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price.

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $10,047,000 and $1,639,000 at March 31, 2014 and 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at March 31, 2014 and 2013. During fiscal 2014 and 2013, a loss of $8,408,000 and $621,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs from continuing operations:

	Years Ended March 31,
	2014	2013

Receivables discounted	$210,752,000	$188,536,000
Weighted average days	337	336
Weighted average discount rate	2.2%	2.7%
Amount of discount as interest expense	$4,336,000	$4,654,000

Off-Balance Sheet Arrangements

At March 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

While these longer-term agreements strengthen our customer relationships, the increased demand for our products often requires that we increase our inventories and personnel. Customer demands that we purchase their Remanufactured Core inventory have also been a significant and an additional strain on our available working capital. The marketing and other allowances we typically grant our customers in connection with our new or expanded customer relationships adversely impact the near-term revenues, profitability and associated cash flows from these arrangements. However, we believe the investment we make in these new or expanded customer relationships will improve our overall liquidity and cash flow from operations over time.

Share Repurchase Program

In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. The program does not have an expiration date. Under this program, we repurchased and retired a total of 67,347 shares at a total cost of approximately $389,000 during fiscal 2013.  We did not repurchase any outstanding common stock during fiscal 2014.

Capital Expenditures and Commitments

Our capital expenditures were $2,978,000 during fiscal 2014. A significant portion of these expenditures relate to the purchase of equipment for our manufacturing and warehousing facilities and improvements to our California facility and software. We expect our fiscal 2015 capital expenditures for our current operations to be in the range of $3,000,000 to $7,000,000 depending on the timing of initiatives primarily related to our purchases of equipment, information technology, and leasehold improvements to our current facilities. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2014 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years

Capital Lease Obligations (1)	$353,000	$76,000	$152,000	$125,000	$-
Operating Lease Obligations (2)	10,628,000	2,953,000	2,369,000	2,097,000	3,209,000
Revolving Loan	10,000,000	10,000,000	-	-	-
Term Loan (3)	116,000,000	14,437,000	27,129,000	74,434,000	-
Unrecognized Tax Benefits (4)	-	-	-	-	-
Other Long-Term Obligations (5)	46,996,000	15,460,000	17,403,000	9,582,000	4,551,000

Total	$183,977,000	$42,926,000	$47,053,000	$86,238,000	$7,760,000

(1)	Capital Lease Obligations represent amounts due under capital leases for various types of equipment.

(2)	Operating Lease Obligations represent amounts due for rent under our leases for office and warehouse facilities in North America and Asia and for our Company automobile.

(3)	Term Loan obligations represent the amounts due for principal payments as well as interest payments to be made. Interest payments were calculated based upon the interest rate for our term loan using the LIBOR option at March 31, 2014 which was 6.75%.

(4)	We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2014 in the amount of $540,000; therefore, $493,000 of income taxes payable for the voluntary disclosure agreements which will be paid in fiscal 2015 has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our balance sheets, reduced by the associated federal deduction for state taxes.

(5)	Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for long-term agreements to provide products over a defined period. We are not obligated to provide these marketing allowances should our business relationships end with these customers.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facility bears interest at variable base rates, plus an applicable margin. At March 31, 2014, our net debt obligations totaled $97,277,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $973,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would increase our interest expense by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2014 would have increased our general and administrative expenses by approximately $1,603,000. During fiscal 2014 and 2013, a loss of $842,000 and a gain of $804,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(b) and 15d-15(e).  Based on this evaluation – and that the Company has remediated the prior year material weakness in internal control over financial reporting described below under Changes in Internal Control Over Financial Reporting – our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that the MPA’s disclosure controls and procedures were effective as of March 31, 2014.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 1992 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation – and that the Company has remediated the prior year material weakness in internal control over financial reporting described below under Changes in Internal Control Over Financial Reporting –- management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2014.

The effectiveness of our internal control over financial reporting as of March 31, 2014 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting

Other than the items noted immediately below, there were no changes in MPA’s internal control over financial reporting during the fourth quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

Discontinued Operation and Deconsolidation of Fenco

In May 2013, FAPL appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, we deconsolidated the assets and liabilities of Fenco from our consolidated financial statements effective May 31, 2013.  Fenco has effectively been disposed of and we have not and do not retain any continuing involvement in its operations.

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

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”).

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 9, 2014.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

Number	Description of Exhibit	Method of Filing

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997 (the “1997 Registration Statement”).

4.7	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.8	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.9	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.10	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

4.11	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.12	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.14	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.15	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

Number	Description of Exhibit	Method of Filing

10.3	Agreement and Plan of Reorganization, dated as of April 1, 1997, by and among the Company, Mel Marks, Richard Marks and Vincent Quek relating to the acquisition of MVR and Unijoh	Incorporated by reference to Exhibit 10.22 to the 1997 Form 10-K.

10.4	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.5	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.6*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.7	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.8	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.9	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.10	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.11*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.12	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.13	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.14	Securities Purchase Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 18, 2007.

Number	Description of Exhibit	Method of Filing

10.15	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.16*	Vendor Agreement dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2009.

10.17*	Core Amendment to Vendor Agreement, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2009.

10.18 *	Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 23, 2009.

10.19 *	Core Amendment to Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on December 23, 2009.

10.20 *	Master Vendor Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2010.

10.21 *	Letter Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 13, 2010.

10.22 *	Vendor Agreement Addendum, dated as of April 1, 2009 between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 13, 2010.

10.23	Debenture, dated August 24, 2010, issued by Fenwick Automotive Products Limited to Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2010.

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
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 12, 2011.

10.32	Core Amendment No. 3 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011.

10.33	Core Amendment No. 4 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 16, 2011.

10.34	Addendum No. 2 to Amendment No. 1 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 16, 2011.

Number	Description of Exhibit	Method of Filing

10.35
Fifth Amendment, dated as of November 17, 2011, to that certain Standard Industrial Commercial Single Tenant Lease-Gross, dated as of September 19, 1995, between Golkar Enterprises, Ltd and Motorcar Parts of America, Inc., as amended
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 25, 2011.

10.36
Financing Agreement, dated as of January 18, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2012.

10.37	Subscription Agreement, dated April 20, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 23, 2012.

10.38	Registration Rights Agreement, dated April 20, 2012	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 23, 2012.

10.39	Right of First Refusal Agreement, dated May 3, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2012.

10.40	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.41
Second Amendment to the Financing Agreement, dated as of May 24, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 31, 2012.

10.42	Warrant to Purchase Common Stock, dated May 24, 2012, issued by Motorcar Parts of America, Inc. to Cerberus Business Finance, LLC in connection with the Second Amendment to the Financing Agreement	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 31, 2012.

10.43
Revolving Credit/Strategic Cooperation Agreement, dated as of August 22, 2012, by and among Motorcar Parts of America, Inc. (solely for purposes of provisions specified thereto), Fenwick Automotive Products Limited and Wanxiang America Corporation
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2012.

10.44	Guaranty, dated as of August 22, 2012, by Motorcar Parts of America, Inc. for the benefit of Wanxiang America Corporation	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 28, 2012.

Number	Description of Exhibit	Method of Filing

10.45	Warrant to Purchase Common Stock, dated as of August 22, 2012, issued by Motorcar Parts of America, Inc. to Wanxiang America Corporation	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 28, 2012.

10.46
Third Amendment and Waiver to the Financing Agreement, dated as of August 22, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association as administrative agent
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 28, 2012.

10.47
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of August 22, 2012, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufacturers and Traders Trust Company, as lead arranger, and M&T Bank, as administrative agent and a lender
Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on August 28, 2012.

10.48	Stock Repurchase Agreement, dated as of December 3, 2012, by and among Motorcar Parts of America, Inc., Mel Marks and Melmarks Enterprises LLLP	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2012.

10.49
Fourth Amendment to Financing Agreement, dated as of December 3, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012.

10.50	Option Purchase Agreement, dated as of January 16, 2013, by and between Motorcar Parts of America, Inc. and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2013.

10.51
Fifth Amendment to Financing Agreement, dated as of January 16, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 17, 2013.

10.52
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of February 13, 2013, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufacturers and Traders Trust Company, as lead arranger, and M&T Bank, as administrative agent and a lender
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 20, 2013.

Number	Description of Exhibit	Method of Filing

10.53	Mel Marks Agreement, dated and effective as of March 31, 2013, among Motorcar Parts of America, Inc., Mel Marks and Mel Marks Enterprises LLLP	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 16, 2013.

10.54
Sixth Amendment to Financing Agreement, dated as of June 14, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.58 to the 2013 Annual Report on Form 10-K filed on June 17, 2013.

10.55	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.56	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

10.57
Seventh Amendment to the Financing Agreement, dated as of August 26, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2013.

10.58	Option Purchase Agreement, dated as of October 9, 2013, by and between Motorcar Parts of America, Inc. and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2013.

10.59
Eighth Amendment to the Financing Agreement, dated as of October 9, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 10, 2013.

10.60
Ninth Amendment and Waiver to the Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 12, 2013.

Number	Description of Exhibit	Method of Filing

10.61
Amended and Restated Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Amended Quarterly Report on Form 10-Q/A filed on February 10, 2014.

10.62
First Amendment to the Amended and Restated Financing Agreement, dated as of June 12, 2014, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Filed herewith.

10.63	Amendment No. 1 to Employment Agreement, dated as July 1, 2014, between Motorcar Parts of America, Inc., and Selwyn Joffe	Filed herewith.

14.1	Code of Business Conduct and Ethics	Incorporated by reference to Exhibit 10.48 to the 2003 Form 10-K.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.1
The following financial information from Motorcar Parts of America, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements
Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 16, 2014	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 16, 2014	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 16, 2014
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	June 16, 2014
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	June 16, 2014
Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	June 16, 2014
Mel Marks

/s/ Scott Adelson	Director	June 16, 2014
Scott Adelson

/s/ Rudolph Borneo	Director	June 16, 2014
Rudolph Borneo

/s/ Philip Gay	Director	June 16, 2014
Philip Gay

/s/ Duane Miller	Director	June 16, 2014
Duane Miller

/s/ Jeffrey Mirvis	Director	June 16, 2014
Jeffrey Mirvis

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2014 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Motorcar Parts of America, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Motorcar Parts of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2014 and our report dated June 16, 2014 expressed an unqualified opinion.

/s/ Ernst & Young LLP

Los Angeles, California
June 16, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity (deficit) and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc.'s internal control over financial reporting as of March 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated June 16, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 16, 2014

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2014	2013
ASSETS
Current assets:
Cash	$24,599,000	$19,346,000
Short-term investments	521,000	411,000
Accounts receivable — net	22,283,000	3,689,000
Inventory— net	47,246,000	31,838,000
Inventory unreturned	7,534,000	6,981,000
Deferred income taxes	18,767,000	30,996,000
Prepaid expenses and other current assets	4,316,000	8,195,000
Current assets of discontinued operations (Note 3)	-	51,175,000
Total current assets	125,266,000	152,631,000
Plant and equipment — net	11,025,000	10,036,000
Long-term core inventory — net	143,476,000	118,211,000
Long-term core inventory deposits	29,375,000	27,610,000
Long-term deferred income taxes	2,614,000	2,377,000
Intangible assets — net	3,244,000	3,983,000
Other assets	3,853,000	5,618,000
Long-term assets of discontinued operations (Note 3)	-	44,503,000
TOTAL ASSETS	$318,853,000	$364,969,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$59,509,000	$39,152,000
Accrued liabilities	8,316,000	9,326,000
Customer finished goods returns accrual	16,251,000	14,289,000
Revolving loan	10,000,000	-
Other current liabilities	1,270,000	1,192,000
Current portion of term loan	7,843,000	3,775,000
Current liabilities of discontinued operations (Note 3)	-	151,914,000
Total current liabilities	103,189,000	219,648,000
Term loan, less current portion	79,434,000	78,130,000
Deferred core revenue	15,065,000	12,014,000
Other liabilities	11,529,000	3,481,000
Long-term liabilities of discontinued operations (Note 3)	-	55,210,000
Total liabilities	209,217,000	368,483,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share,20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 and 20,000,000 shares authorized;15,067,645 and 14,460,979 shares issued and outstanding at March 31, 2014 and 2013, respectively	151,000	145,000
Additional paid-in capital	120,553,000	114,737,000
Accumulated other comprehensive loss	(877,000)	(846,000)
Accumulated deficit	(10,191,000)	(117,550,000)
Total shareholders' equity (deficit )	109,636,000	(3,514,000)
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$318,853,000	$364,969,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended March 31,

	2014	2013	2012

Net sales	$258,669,000	$213,151,000	$178,551,000
Cost of goods sold	177,103,000	143,810,000	121,219,000
Gross profit	81,566,000	69,341,000	57,332,000
Operating expenses:
General and administrative	39,684,000	25,807,000	20,621,000
Sales and marketing	7,838,000	7,290,000	7,659,000
Research and development	1,940,000	1,930,000	1,765,000
Acquisition costs	-	-	713,000
Total operating expenses	49,462,000	35,027,000	30,758,000
Operating income	32,104,000	34,314,000	26,574,000
Interest expense, net	18,289,000	12,324,000	4,841,000
Income from continuing operations before income tax expense	13,815,000	21,990,000	21,733,000
Income tax expense	7,333,000	7,432,000	7,385,000
Income from continuing operations	6,482,000	14,558,000	14,348,000
Income (loss) from discontinued operations	100,877,000	(106,069,000)	(62,862,000)

Net income (loss)	$107,359,000	$(91,511,000)	$(48,514,000)

Basic net income per share from continuing operations	$0.45	$1.01	$1.15
Basic net income (loss) per share from discontinued operations	6.89	(7.40)	(5.05)

Basic net income (loss) per share	$7.34	$(6.39)	$(3.90)

Diluted net income per share from continuing operations	$0.42	$1.01	$1.13
Diluted net income (loss) per share from discontinued operation	6.59	(7.37)	(4.93)

Diluted net income (loss) per share	$7.01	$(6.36)	$(3.80)
Weighted average number of shares outstanding:
Basic	14,633,946	14,327,310	12,442,684
Diluted	15,317,931	14,385,515	12,756,845

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended March 31,

	2014	2013	2012

Net income (loss)	$107,359,000	$(91,511,000)	$(48,514,000)
Other comprehensive (loss) income, net of tax:
Unrealized gain on short-term investments (net of tax of $22,000, $11,000, and $0, respectively)	34,000	162,000	70,000
Foreign currency translation (loss) gain	(65,000)	(124,000)	(605,000)
Total other comprehensive (loss) income, net of tax	(31,000)	38,000	(535,000)

Comprehensive income (loss)	$107,328,000	$(91,473,000)	$(49,049,000)

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity (Deficit)
For the Years Ended March 31,

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance at March 31, 2011	12,078,271	$121,000	(14,400)	$(89,000)	$93,140,000	$1,879,000	$(349,000)	$22,475,000	$117,177,000

Compensation recognized under employee stock plans	-	-	-	-	52,000	-	-	-	52,000
Exercise of options	95,550	1,000		-	320,000	-	-	-	321,000
Tax benefit from employee stock options exercised	-	-	-	-	172,000	-	-	-	172,000
Common stock issued as consideration for acquisition	360,000	3,000	-	-	4,943,000	-	-	-	4,946,000
Unrealized gain on investments, net of tax	-	-	-	-	-	-	70,000	-	70,000
Foreign currency translation	-	-	-	-	-	-	(605,000)	-	(605,000)
Net loss	-	-	-	-	-	-	-	(48,514,000)	(48,514,000)

Balance at March 31, 2012	12,533,821	$125,000	(14,400)	$(89,000)	$98,627,000	$1,879,000	$(884,000)	$(26,039,000)	$73,619,000

Compensation recognized under employee stock plans	-	-	-	-	752,000	-	-	-	752,000
Common stock issued under stock plans, net of shares withheld for employee taxes	52,530	1,000			241,000				242,000
Repurchase of options granted					(455,000)				(455,000)
Tax benefit from employee stock options exercised	-	-	-	-	101,000	-	-	-	101,000
Expired unexercised warrants					1,879,000	(1,879,000)			-
Repurchase of common stock including fees			(52,947)	(300,000)					(300,000)
Cancellation of treasury stock	(67,347)	(1,000)	67,347	389,000	(388,000)				-
Common stock issued in connection with PIPE	1,936,000	20,000	-	-	14,985,000	-	-	-	15,005,000
Stock issuance costs	-	-	-	-	(1,034,000)	-			(1,034,000)
Common stock issued in lieu of cash for PIPE liquidated damages	5,975	-	-	-	29,000				29,000
Unrealized gain on investments, net of tax	-	-	-	-	-	-	162,000	-	162,000
Foreign currency translation	-	-	-	-	-	-	(124,000)	-	(124,000)
Net loss	-	-	-	-	-	-	-	(91,511,000)	(91,511,000)

Balance at March 31, 2013	14,460,979	$145,000	-	$-	$114,737,000	$-	$(846,000)	$(117,550,000)	$(3,514,000)

Compensation recognized under employee stock plans	-	-	-	-	969,000	-	-	-	969,000
Common stock issued under stock plans, net of shares withheld for employee taxes	606,666	6,000			5,760,000				5,766,000
Repurchase of options granted					(627,000)				(627,000)
Tax benefit from employee stock options exercised	-	-	-	-	(286,000)	-	-	-	(286,000)
Unrealized gain on investments, net of tax	-	-	-	-	-	-	34,000	-	34,000
Foreign currency translation	-	-	-	-	-	-	(65,000)	-	(65,000)
Net income	-	-	-	-	-	-	-	107,359,000	107,359,000

Balance at March 31, 2014	15,067,645	$151,000	-	$-	$120,553,000	$-	$(877,000)	$(10,191,000)	$109,636,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31,

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$107,359,000	$(91,511,000)	$(48,514,000)
Less income (loss) from discontinued operations	100,877,000	(106,069,000)	(62,862,000)
Income from continuing operations	6,482,000	14,558,000	14,348,000
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2,003,000	2,076,000	2,692,000
Amortization of intangible assets	739,000	773,000	774,000
Amortization of deferred financing costs	4,574,000	1,702,000	576,000
Loss due to change in fair value of warrant liability	10,443,000	389,000	-
Gain on extinguishment of warrant liability	(216,000)	-	-
Provision for inventory reserves	1,620,000	1,814,000	3,216,000
Net (recovery of) provision for customer payment discrepencies	(10,000)	536,000	270,000
Net (recovery of) provision for doubtful accounts	(47,000)	166,000	(14,000)
Deferred income taxes	20,124,000	1,561,000	1,673,000
Share-based compensation expense	969,000	1,083,000	52,000
Impact of tax benefit on APIC pool from stock options exercised	569,000	70,000	83,000
Loss on disposal of assets	9,000	3,000	14,000
Changes in current assets and liabilities:
Accounts receivable	(18,342,000)	5,940,000	(4,113,000)
Inventory	(14,478,000)	(1,491,000)	(1,753,000)
Inventory unreturned	(552,000)	(1,296,000)	(654,000)
Prepaid expenses and other current assets	3,689,000	(4,063,000)	2,982,000
Other assets	(463,000)	(321,000)	(234,000)
Accounts payable and accrued liabilities	18,965,000	(10,300,000)	12,834,000
Customer finished goods returns accrual	1,961,000	3,242,000	1,886,000
Deferred core revenue	3,051,000	2,239,000	1,046,000
Long-term core inventory	(26,519,000)	(22,993,000)	(18,554,000)
Long-term core inventory deposits	(1,766,000)	(671,000)	(955,000)
Other liabilities	485,000	225,000	(367,000)
Net cash provided by (used in) operating activities from continuing operations	13,290,000	(4,758,000)	15,802,000
Net cash provided by (used in) operating activities from discontinued operations	227,000	(26,303,000)	(54,290,000)
Net cash provided by (used in) operating activities	13,517,000	(31,061,000)	(38,488,000)
Cash flows from investing activities:
Purchase of plant and equipment	(2,978,000)	(2,330,000)	(1,010,000)
Change in short term investments	(54,000)	(41,000)	(37,000)
Net cash used in investing activities from continuing operations	(3,032,000)	(2,371,000)	(1,047,000)
Net cash used in investing activities from discontinued operations	(295,000)	(1,698,000)	(544,000)
Net cash used in investing activities	(3,327,000)	(4,069,000)	(1,591,000)
Cash flows from financing activities:
Borrowings under revolving loan	10,000,000	-	53,000,000
Repayments under revolving loan	-	-	(53,000,000)
Proceeds from term loan	20,000,000	10,000,000	75,000,000
Repayments of term loan	(11,600,000)	(500,000)	(7,500,000)
Deferred financing costs	(5,221,000)	(799,000)	(6,560,000)
Payments on capital lease obligations	(196,000)	(289,000)	(373,000)
Exercise of stock options	5,760,000	73,000	320,000
Tax benefit from employee stock options exercised	(286,000)	101,000	172,000
Cash used to net share settle equity awards	-	(163,000)	-
Repurchase of common stock and options, including fees	(627,000)	(755,000)	-
Repurchase of warrants	(2,194,000)	-	-
Proceeds from issuance of common stock	6,000	15,005,000	1,000
Stock issuance costs	-	(1,034,000)	-
Net cash provided by financing activities from continuing operations	15,642,000	21,639,000	61,060,000
Net cash (used in) provided by financing activities from discontinued operations	(20,636,000)	263,000	9,122,000
Net cash (used in) provided by financing activities	(4,994,000)	21,902,000	70,182,000
Effect of exchange rate changes on cash	(31,000)	45,000	37,000
Net (decrease) increase in cash	5,165,000	(13,183,000)	30,140,000
Cash — Beginning of period from continuing operations	19,346,000	32,379,000	2,477,000
Cash — Beginning of period from discontinued operations	88,000	238,000	-
Cash — End of period	24,599,000	19,434,000	32,617,000
Less Cash — End of period from discontinued operations	-	88,000	238,000
Cash — End of period from continuing operations	$24,599,000	$19,346,000	$32,379,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$14,647,000	$22,923,000	$11,905,000
Income taxes, net of refunds	(16,472,000)	8,128,000	3,036,000
Non-cash investing and financing activities:
Property acquired under capital lease	$303,000	$155,000	$-
Warrants issued in connection with debt	-	1,625,000	-
Common stock issued in business combination	-	-	4,946,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Overview

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers. The Company began selling new wheel hub assemblies and wheel hub bearings in late June 2013.

The Company obtains used automotive parts, commonly known as Used Cores, primarily from its customers under the Company’s core exchange program. It also purchases Used Cores from vendors (core brokers). The customers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the customers upon return to the Company. These Used Cores are an essential material needed for the remanufacturing operations.

The Company has remanufacturing, warehousing and shipping/receiving operations for automotive parts in North America and Asia. In addition, the Company utilizes various third party warehouse distribution centers in North America.

The Company has determined that it has two operating segments: (i) wheel hub assemblies and bearings and (ii) rotating electrical products which consist of alternators and starters.  Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for segment reporting the Company has determined that these operating segments meet the criteria for aggregation and accordingly the Company has one reportable segment for purposes of recording and reporting its financial results.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company has classified Fenco (as defined in Note 3) operations as discontinued operations in the accompanying consolidated financial statements as a result of the Fenco Entities (as defined in Note 3) voluntary petition for relief under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy Court of the District of Delaware on June 10, 2013 (see Note 3). Correspondingly, reclassifications of Fenco’s assets, liabilities, and operations for prior year periods to discontinued operations have been made to conform to the current year’s presentation.

Reclassifications

Certain items in the consolidated balance sheet for the fiscal year ended March 31, 2013 have been reclassified to conform to fiscal 2014 classifications.  Certain deferred fees and costs paid to the Company’s lenders under its financing agreement have been reclassified from other assets to an offset to the term loan in the consolidated balance sheet at March 31, 2013 to conform to the consolidated balance sheet presentation at March 31, 2014.

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

Inventory

Non-core Inventory

Non-core inventory is comprised of (i) non-core raw materials, (ii) the non-core value of work in process, (iii) the non-core value of rotating electrical finished goods, and (iv) purchased finished goods. Used Cores, the Used Core value of work in process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described below under the caption “Long-term Core Inventory.” Used Cores are a source of raw materials used in the manufacturing of the Company’s rotating electrical products.

Non-core inventory is stated at the lower of cost or market. The cost of non-core remanufactured inventory approximates average historical purchase prices paid for raw materials, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of purchased finished goods inventory approximates average historical purchase prices paid, and an allocation of fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:

•	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

•	Non-core work in process is in various stages of production and is valued at the average cost of materials issued to open work orders. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

•	The cost of remanufactured finished goods includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses these unallocated overhead as period costs. For the fiscal years ended March 31, 2014, 2013, and 2012, costs of approximately $1,070,000, $1,561,000, and $1,410,000, respectively, were considered unallocated overhead charged directly to cost of sales and thus excluded from the calculation of the cost for remanufactured finished goods.

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

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory. The Company had recorded $2,708,000 and $2,498,000 for excess and obsolete inventory at March 31, 2014 and 2013, respectively. This increase was primarily recorded in the Company’s non-core inventory due to the increased inventory levels.

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

However, historically for certain finished goods sold, the Company’s customer will not send the Company a Used Core to obtain the credit the Company offers under its core exchange program. Therefore, based on the Company’s historical estimate, the Company relieves the core value for these finished goods upon sale, as the Company believes they have been consumed and the Company has realized cash.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents the Company’s estimate of its exposure to customer returns, including warranty returns, under its general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain products exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the non-core sales value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year.

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

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. The Company reviews its deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. The Company believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, the Company considers long-term agreements, including Remanufactured Core purchase obligations, with each of its major customers that expire at various dates through March 2019. The Company periodically compares its forecasts to actual results. Although there can be no assurance that the forecasted results will be achieved, the history of income in all jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

Plant and Equipment

Plant and equipment are stated at cost, less accumulated depreciation. The cost of additions and improvements are capitalized, while maintenance and repairs are charged to expense when incurred. Depreciation is provided on a straight-line basis in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives. Machinery and equipment are depreciated over a range from five to ten years. Office equipment and fixtures are depreciated over a range from three to ten years. Leasehold improvements are depreciated over the lives of the respective leases or the service lives of the leasehold improvements, whichever is shorter. Depreciation of assets recorded under capital leases is included in depreciation expense.

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight line basis over their respective useful lives. Finite-lived intangible assets are analyzed for impairment when and if indicators of impairment exist. As of March 31, 2014, there were no indicators of impairment.

Deferred Financing Costs

Deferred financing costs include fees and costs incurred to obtain financing.  The fees and costs paid to lenders under the Company’s financing agreement are recorded as an offset to the term loan and the fees and costs paid to third party non-lenders are recorded in other assets in the accompanying consolidated balance sheets. These fees and costs are amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the related loans and are included in interest expense in the Company’s consolidated statements of operations.

Foreign Currency Translation

For financial reporting purposes, the functional currency of the foreign subsidiaries is the local currency. The assets and liabilities of foreign operations for which the local currency is the functional currency are translated into the U.S. dollar at the exchange rate in effect at the balance sheet date, while revenues and expenses are translated at average exchange rates during the year. The accumulated foreign currency translation adjustment is presented as a component of comprehensive income or loss in the consolidated statements of shareholders’ equity.

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

The price of a finished rotating electrical product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and for the value added by remanufacturing (“unit value”). Unit value revenue is recorded based on the Company’s price list, net of applicable discounts and allowances. The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory by reducing revenue and cost of sales for the unit value of goods sold that are expected to be returned based on a historical return analysis and information obtained from customers about current stock levels as further described under the captions “Customer Finished Goods Returns Accrual” and “Inventory Unreturned”.

The Company accounts for revenues and cost of sales on a net-of-core-value basis. The Company has determined that its business practices and contractual arrangements result in a significant portion of the Remanufactured Cores sold being replaced by similar Used Cores sent back for credit by customers under the Company’s core exchange program. Accordingly, the Company excludes the value of Remanufactured Cores from revenue.

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

The Company has agreed in the past and may in the future agree to buy back Remanufactured Cores. The difference between the credit granted and the cost of the Remanufactured Cores bought back is treated as a sales allowance reducing revenue. As a result of the increasing level of Remanufactured Core buybacks, the Company now defers core revenue from these customers until there is no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers will offset Remanufactured Core revenues that would otherwise be recognized once the criteria noted above have been met. At March 31, 2014 and 2013, Remanufactured Core revenue of $15,065,000 and $12,014,000, respectively, was deferred.

Marketing Allowances

The Company records the cost of all marketing allowances provided to its customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See Note 14 for a description of all marketing allowances.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses from the Company’s continuing operations for the fiscal years ended March 31, 2014, 2013 and 2012 were $205,000, $343,000, and $381,000, respectively.

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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Years Ended March 31,
	2014	2013	2012
Income from continuing operations	$6,482,000	$14,558,000	$14,348,000
Income (loss) from discontinued operations	100,877,000	(106,069,000)	(62,862,000)
Net income (loss)	$107,359,000	$(91,511,000)	$(48,514,000)
Basic shares	14,633,946	14,327,310	12,442,684
Effect of dilutive stock options and warrants	683,985	58,205	314,161
Diluted shares	15,317,931	14,385,515	12,756,845
Net income (loss) per share:
Basic net income per share from continuing operations	$0.45	$1.01	$1.15
Basic net income (loss) per share from discontinued operations	6.89	(7.40)	(5.05)
Basic net income (loss) per share	$7.34	$(6.39)	$(3.90)

Diluted net income per share from continuing operations	$0.42	$1.01	$1.13
Diluted net income (loss) per share from discontinued operations	6.59	(7.37)	(4.93)
Diluted net income (loss) per share	$7.01	$(6.36)	$(3.80)

The effect of dilutive options and warrants excludes (i) 77,000 shares subject to options with exercise prices ranging from $13.65 to $19.94 per share for the year ended March 31, 2014, (ii) 1,922,334 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $5.83 to $15.06 per share for the year ended March 31, 2013, and (iii) 463,000 shares subject to options and 546,283 shares subject to warrants with exercise prices ranging from $10.73 to $15.06 per share for the year ended March 31, 2012.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to the carrying amount of plant and equipment, valuation of acquisition-related intangible assets, impairment of long-lived assets, valuation and return allowances for receivables, inventories, and deferred income taxes, accrued liabilities, warrant liability, share-based compensation, and litigation and disputes.

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

The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. Options to purchase 331,000, 635,800 and 15,000 shares of common stock were granted during the years ended March 31, 2014, 2013 and 2012, respectively.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Years Ended March 31,
	2014	2013	2012
Weighted average risk free interest rate	1.88%	1.17%	1.74%
Weighted average expected holding period (years)	5.89	6.60	6.29
Weighted average expected volatility	48.15%	44.25%	40.28%
Weighted average expected dividend yield	-	-	-
Weighted average fair value of options granted	$5.16	$2.92	$4.21

Credit Risk

The majority of the Company’s sales are to leading automotive aftermarket parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customer, and the value of the Remanufactured Cores held at customers’ locations at March 31, 2014.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The Company did not redeem any of its short-term investments for the payment of deferred compensation liabilities during the years ended March 31, 2014 and 2013. The carrying value of plan assets was $521,000 and $411,000, and deferred compensation obligation was $521,000 and $411,000 at March 31, 2014 and 2013, respectively. During the years ended March 31, 2014, 2013, and 2012 an expense of $10,000, $8,000, and $8,000, respectively, was recorded for each year related to the deferred compensation plan.

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments and unrealized gains or losses on short-term investments.

New Accounting Pronouncements

Accumulated other comprehensive income (“AOCI”)

In the first quarter of fiscal 2014, the Company adopted an accounting standard issued by the FASB that requires entities to provide details of reclassifications in the disclosure of changes in AOCI balances. In addition, for significant items reclassified out of AOCI in the fiscal year, entities must provide information about the effects on net income together, in one location, on the face of the statement where net income is presented, or as a separate disclosure in the notes. For items not reclassified to net income in their entirety in the fiscal year, entities must cross-reference to the note where additional details about the effects of the reclassifications are disclosed. The adoption of this update did not impact the Company’s financial position, results of operations or cash flows.

Income Taxes

In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and the Company intends to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Discontinued Operations

In April 2014, the FASB issued guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The adoption of this guidance is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB is amending the FASB ASC and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The new guidance is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The Company is evaluating the impact of adopting this prospective guidance to its consolidated financial statements.

3. Discontinued Operations and Deconsolidation of Fenco

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

In May 2013, FAPL appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, the Company deconsolidated the assets and liabilities of Fenco from its consolidated financial statements effective May 31, 2013. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. As a result of the loss of control of Fenco and the subsequent filing of the petition for relief under the Bankruptcy Code, Fenco had effectively been disposed of and the Company did not and does not retain any continuing involvement in the operations of Fenco. The Company may be subject to claims relating to the bankruptcy (see Note 19).

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

Net sales from discontinued operations for the fiscal years ended March 31, 2013 and 2012 were $193,115,000 and $185,136,000, respectively. A loss of approximately $5,910,000 was incurred from discontinued operations from April 1, 2013 to May 31, 2013. In addition, during the fiscal year ended March 31, 2014, the Company recorded a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain Fenco suppliers and recorded related income tax benefits of $9,156,000.  In addition, an income tax benefit of $1,374,000 was included in the gain from deconsolidation of Fenco.

4. Intangible Assets

The following is a summary of the intangible assets subject to amortization at March 31:

		2014		2013
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$391,000	$553,000	$337,000
Customer relationships	12 years	6,464,000	3,393,000	6,464,000	2,743,000
Non-compete agreements	4 years	257,000	246,000	257,000	211,000
Total	11 years	$7,274,000	$4,030,000	$7,274,000	$3,291,000

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2014	2013	2012

Amortization expense	$739,000	$773,000	$774,000

The estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2015	$670,000
2016	349,000
2017	266,000
2018	266,000
2019	266,000
Thereafter	1,427,000
Total	$3,244,000

5. Short-Term Investments

The short-term investments account contains the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The Company did not redeem any short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2014. As of March 31, 2014 and 2013, the fair market value of the short-term investments was $521,000 and $411,000, and the liability to plan participants was $521,000 and $411,000, respectively.

6. Accounts Receivable — Net

Included in accounts receivable — net are significant offset accounts related to customer allowances earned (see Note 14), customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, estimated future credits to be provided for Used Cores returned by the customers (see Note 2) and potential bad debts. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the accounts receivable—trade account.

Accounts receivable — net is comprised of the following at March 31:

	2014	2013
Accounts receivable — trade	$58,766,000	$40,686,000
Allowance for bad debts	(854,000)	(1,019,000)
Customer allowances earned	(9,088,000)	(11,160,000)
Customer payment discrepancies	(577,000)	(514,000)
Customer returns RGA issued	(5,809,000)	(4,966,000)
Customer core returns accruals	(20,155,000)	(19,338,000)
Less: total accounts receivable offset accounts	(36,483,000)	(36,997,000)

Total accounts receivable — net	$22,283,000	$3,689,000

As of May 31, 2013, $4,377,000 of accounts receivable at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 3).

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At March 31, 2014 and 2013, the warranty return accrual of $2,407,000 and $1,807,000, respectively, on the credits to be issued for the returns received was included under the customer returns RGA issued in the above table and the warranty return estimate of $5,632,000 and $4,398,000, respectively, was included in customer finished goods returns accrual (see Note 2) in the consolidated balance sheets.

Change in the Company’s warranty return accrual is as follows at March 31:

	2014	2013
Balance at beginning of period	$6,205,000	$4,426,000
Charged to expense	56,284,000	48,948,000
Amounts processed	(54,450,000)	(47,169,000)

Balance at end of period	$8,039,000	$6,205,000

As of May 31, 2013, $5,642,000 of warranty return accrual at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 3).

7. Inventory

Non-core inventory, inventory unreturned, long-term core inventory, and long-term core inventory deposits are as follows at March 31:

	2014	2013
Non-core inventory
Raw materials	$18,787,000	$14,152,000
Work-in-process	124,000	137,000
Finished goods	30,197,000	19,239,000
	49,108,000	33,528,000
Less allowance for excess and obsolete inventory	(1,862,000)	(1,690,000)

Total	$47,246,000	$31,838,000

Inventory unreturned	$7,534,000	$6,981,000
Long-term core inventory
Used cores held at the Company's facilities	$23,718,000	$22,227,000
Used cores expected to be returned by customers	6,160,000	5,147,000
Remanufactured cores held in finished goods	18,093,000	15,019,000
Remanufactured cores held at customers' locations	96,351,000	76,626,000
	144,322,000	119,019,000
Less allowance for excess and obsolete inventory	(846,000)	(808,000)

Total	$143,476,000	$118,211,000

Long-term core inventory deposits	$29,375,000	$27,610,000

As of May 31, 2013, $25,731,000 of non-core inventory, $5,321,000 of inventory unreturned, and $40,471,000 of long-term core inventory at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 3).

8. Plant and Equipment

Plant and equipment, at cost, are as follows at March 31:

	2014	2013
Machinery and equipment	$25,092,000	$24,342,000
Office equipment and fixtures	7,552,000	6,761,000
Leasehold improvements	7,569,000	7,613,000
	40,213,000	38,716,000
Less accumulated depreciation	(29,188,000)	(28,680,000)

Total	$11,025,000	$10,036,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $4,703,000 and $5,197,000 at March 31, 2014 and 2013, respectively. These assets constitute substantially all the long-lived production assets of the Company located outside of the United States.

As of May 31, 2013, $4,018,000 of plant and equipment at the discontinued subsidiary was deconsolidated from the consolidated financial statements of the Company (see Note 3).

9. Capital Lease Obligations

The Company leases various types of equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2014	2013
Cost	$343,000	$748,000
Less: accumulated depreciation	(25,000)	(461,000)

Total	$318,000	$287,000

Future minimum lease payments for the capital leases are as follows:

Year Ending March 31,
2015	$76,000
2016	76,000
2017	76,000
2018	75,000
2019	50,000
Total minimum lease payments	353,000
Less amount representing interest	(35,000)
Present value of future minimum lease payment	318,000
Less current portion	(64,000)

$254,000

As of May 31, 2013, $169,000 in capital leases at the discontinued subsidiary were deconsolidated from the consolidated financial statements of the Company (see Note 3).

10. Debt

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

In August 2013, the Company entered into a seventh amendment to the Financing Agreement (the “Seventh Amendment”). Pursuant to the terms of the Seventh Amendment, (i) the Company borrowed an additional $20,000,000 in Term Loans, (ii) modified certain financial covenants, and (iii) provided consent from the lenders to the Company’s payment of certain subordinated debt with respect to the guaranty as described below under WX Agreement (as defined herein). Among other things, the Seventh Amendment required quarterly principal payments of $2,100,000, with respect to the Term Loans, beginning on October 1, 2013 until the final maturity date.

In October 2013, the Company entered into an eighth amendment to the Financing Agreement (the “Eighth Amendment”), which among other things, permitted the Company to purchase Mr. Joffe’s stock option pursuant to the Option Purchase Agreement (as defined in Note 20).

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

Among other things, the Amended Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at the Company’s option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on the Company’s term loans using the LIBOR option was 6.75% and 10.50% at March 31, 2014 and 2013, respectively. The interest rate on the Company’s Amended Revolving Loans using the LIBOR option was 2.66% at March 31, 2014.

The following summarizes information about the Company’s term loan at March 31:

	2014	2013
Principal amount of term loan	$92,900,000	$84,500,000
Unamortized financing fees	(5,623,000)	(2,595,000)

Net carrying amount of term loan	$87,277,000	$81,905,000
Less current portion of term loan	(7,843,000)	(3,775,000)

Long-term portion of term loan	$79,434,000	$78,130,000

Future repayments of the Company’s Amended Term Loan, by fiscal year, are as follows:

Year Ending March 31,
2015	$8,400,000
2016	8,400,000
2017	8,400,000
2018	8,400,000
2019	59,300,000

Total payments	$92,900,000

The Amended Revolving Loans may, at the Company’s option, be prepaid in whole or in part. The Company may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Amended Term Loans in whole or in part, but such prepayments are subject to a prepayment penalty of (i) 3.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Amended Term Loans until January 18, 2014 and (ii) 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Amended Term Loans from January 19, 2014 to January 18, 2015. Notwithstanding the foregoing, the Company had the right to prepay up to $10,000,000 of the Amended Term Loans without any prepayment penalty if such payment was made within 120 days of the Ninth Amendment effective date. The Company did not exercise the prepayment option.

The Amended Financing Agreement, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants as of March 31, 2014.

At March 31, 2014, the Company had borrowed $10,000,000 under the Amended Revolving Loans. There was no balance on the Revolving Loans at March 31, 2013. The Company had reserved $476,000 of the Amended Revolving Loans for standby letters of credit for workers’ compensation insurance and $1,614,000 for commercial letters of credit as of March 31, 2014. As of March 31, 2014, $17,720,000, subject to certain adjustments, was available under the Amended Revolving Loans at March 31, 2014.

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

In November 2013, the Company entered into a warrant purchase agreement (the “Cerberus Warrant Purchase Agreement”) with Cerberus to purchase the Cerberus Warrant. Pursuant to the Cerberus Warrant Purchase Agreement, the Company paid $2,194,000, which is an amount equal to the closing price of the Company’s common stock on November 22, 2013 of $17.75 less the adjusted per share exercise price of $7.75, ($10.00 per Warrant Share) multiplied by the number of Warrant Shares. The fair value of the Cerberus Warrant as of the settlement date was $2,410,000 using the Monte Carlo simulation model. The following assumptions were used to calculate the fair value of the Cerberus Warrant: dividend yield of 0%; expected volatility of 45.69%; risk-free interest rate of 0.77%; subsequent financing probability of 0%; and an expected life of 3.5 years. As a result of this settlement, the Company recorded a gain of $216,000 which is included in general and administrative expenses during the fiscal year ended March 31, 2014. The fair value of the Cerberus Warrant using the Monte Carlo simulation model was $375,000 at March 31, 2013. This amount was recorded as a warrant liability which is included in other liabilities in the consolidated balance sheet at March 31, 2013.

During the fiscal years ended March 31, 2014 and 2013, a loss of $2,035,000 and a gain of $232,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

Fenco Loans

As of May 31, 2013, $48,520,000 of revolving loan - in default and $10,000,000 of term loan - in default at the discontinued subsidiary were deconsolidated from the consolidated financial statements of the Company (see Note 3).

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $10,047,000 and $1,639,000 at March 31, 2014 and 2013, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at March 31, 2014 and 2013. During the fiscal years ended March 31, 2014 and 2013, a loss of $8,408,000 and $621,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

11. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs for continuing operations:

	Years Ended March 31,
	2014	2013

Receivables discounted	$210,752,000	$188,536,000
Weighted average days	337	336
Weighted average discount rate	2.2%	2.7%
Amount of discount as interest expense	$4,336,000	$4,654,000

12. Financial Risk Management and Derivatives

Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currency. The Company’s primary risk exposure is from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, the Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to the Company’s estimate of market conditions and the terms and length of anticipated requirements.

The Company enters into forward foreign currency exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. The Company does not hold or issue financial instruments for trading purposes. The forward foreign currency exchange contracts are designated for forecasted expenditure requirements to fund foreign operations.

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $17,796,000 and $17,543,000 at March 31, 2014 and 2013, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2014	2013	2012

Forward foreign currency exchange contracts	$(842,000)	$804,000	$(476,000)

The fair value of the forward foreign currency exchange contracts of $159,000 is included in other current liabilities in the consolidated balance sheet at March 31, 2014. The fair value of the forward foreign currency exchange contracts of $683,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at March 31, 2013.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2014 and 2013, according to the valuation techniques the Company used to determine their fair values.

	March 31, 2014				March 31, 2013
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$521,000	$521,000	-	-	$411,000	$411,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	683,000	-	$683,000	-

Liabilities
Other current liabilities
Deferred compensation	521,000	521,000	-	-	411,000	411,000	-	-
Forward foreign currency exchange contracts	159,000	-	$159,000	-	-	-	-	-
Other liabilities
Warrant liability	10,047,000	-	-	$10,047,000	2,014,000	-	-	$2,014,000

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers and classified as Level 2. During the fiscal years ended March 31, 2014 and 2013, a loss of $842,000 and a gain of $804,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at March 31, 2014 and 2013. Any subsequent changes in the fair value of the warrant liability will be recorded in current period earnings as a general and administrative expense. During the years ended March 31, 2014 and 2013, a loss of $10,443,000 and $389,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Supplier Warrant recorded as warrant liability were:

March 31, 2014

Risk free interest rate	1.11%
Expected life in years	3.50
Expected volatility	45.90%
Dividend yield	-
Probability of future financing	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Years Ended March 31,
	2014	2013

Beginning balance	$2,014,000	$-
Newly issued	-	1,625,000
Total (gain) loss included in net loss	10,443,000	389,000
Exercises/settlements (1)	(2,410,000)	-
Net transfers in (out) of Level 3	-	-
Ending balance	$10,047,000	$2,014,000

(1)	Represents the fair value of the Cerberus Warrant as of the settlement date (see Note 10).

During the fiscal year ended March 31, 2014 the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

14. Commitments and Contingencies

Operating Lease Commitments

The Company leases various office and warehouse facilities in North America and Asia under operating leases expiring through 2022. The Company also has short term contracts of one year or less covering its third party warehouses that provide for contingent payments based on the level of sales that are processed through the third party warehouse.

The remaining future minimum rental payments under the above operating leases are as follows:

Year Ending March 31,
2015	$2,953,000
2016	1,288,000
2017	1,081,000
2018	1,066,000
2019	1,031,000
Thereafter	3,209,000

Total minimum lease payments	$10,628,000

During fiscal years 2014, 2013 and 2012, the Company’s continuing operations incurred total operating lease expenses of $2,928,000, $2,567,000 and $2,825,000, respectively.

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

The following table presents the breakout of allowances for our continuing operations discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2014	2013	2012

Allowances incurred under long-term customer contracts	$16,099,000	$13,590,000	$11,549,000
Allowances related to a single exchange of product	30,948,000	27,392,000	19,544,000
Allowances related to core inventory purchase obligations	2,506,000	2,615,000	3,030,000

Total customer allowances recorded as a reduction of revenues	$49,553,000	$43,597,000	$34,123,000

The following table presents the commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a charge against revenue, and customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term customer contracts:

Year Ending March 31,
2015	$15,460,000
2016	11,420,000
2017	5,983,000
2018	5,390,000
2019	4,192,000
Thereafter	4,551,000

Total marketing allowances	$46,996,000

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

15. Major Customers and Suppliers

The Company’s largest customers accounted for the following total percentage of net sales from continuing operations:

	Years Ended March 31,
Sales	2014	2013	2012
Customer A	53%	41%	49%
Customer B	19%	24%	17%
Customer C	11%	12%	6%
Customer D	4%	5%	6%

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade from continuing operations at March 31:

Accounts receivable - trade	2014	2013
Customer A	46%	27%
Customer B	12%	11%
Customer C	7%	7%
Customer D	10%	12%

The Company’s largest supplier accounted for 13%, 0%, and 16% of inventory purchases for the years ended March 31, 2014, 2013, and 2012, respectively. No other suppliers accounted for more than 10% of inventory purchases for the years ended March 31, 2014, 2013, and 2012.

16. Income Taxes

The income tax expense from the Company’s continuing operations for the years ended March 31 is as follows:

	Years Ended March 31,
	2014	2013	2012
Current tax expense
Federal	$4,564,000	$31,226,000	$5,081,000
State	614,000	3,368,000	319,000
Foreign	599,000	336,000	228,000
Total current tax expense	5,777,000	34,930,000	5,628,000

Deferred tax expense (benefit)
Federal	2,477,000	(25,074,000)	1,224,000
State	(162,000)	(2,706,000)	542,000
Foreign	(759,000)	282,000	(9,000)
Total deferred tax (benefit) expense	1,556,000	(27,498,000)	1,757,000
Total income tax expense	$7,333,000	$7,432,000	$7,385,000

Deferred income taxes from the Company’s continuing operations consist of the following at March 31:

	2014	2013
Assets
Accounts receivable valuation	$3,926,000	$4,713,000
Allowance for customer incentives	1,343,000	1,222,000
Inventory obsolescence reserve	1,070,000	966,000
Stock options	1,426,000	1,488,000
Cancellation of indedtedness	-	20,510,000
Intangibles, net	796,000	704,000
Deferred core revenue	2,885,000	2,259,000
Claims payable	88,000	175,000
Accrued compensation	1,787,000	1,786,000
Net operating losses	9,117,000	190,000
Other	2,217,000	2,320,000

Total deferred tax assets	$24,655,000	$36,333,000
Liabilities
Prepaid expenses	$(331,000)	$(642,000)
Property and equipment, net	(298,000)	(391,000)
Estimate for returns	(916,000)	(219,000)
Other	(1,866,000)	(2,281,000)
Total deferred tax liabilities	$(3,411,000)	$(3,533,000)
Net deferred tax assets	$21,244,000	$32,800,000
Net current deferred income tax asset	$18,630,000	$30,851,000
Net long-term deferred income tax assets	2,614,000	1,949,000
Total	$21,244,000	$32,800,000

At March 31, 2014 current deferred income tax liabilities of $137,000 are included in other current liabilities in the consolidated balance sheet.  At March 31, 2013, current deferred income tax liabilities of $145,000 are included in other current liabilities and $428,000 of long-term deferred income tax liabilities are included in other liabilities in the consolidated balance sheet.

At March 31, 2014, the Company had federal and state net operating loss carryforwards of $26,100,000 and $22,300,000, respectively. The utilization of these net operating loss carryforwards may be permanently limited due to Internal Revenue Code Section 382 in the Unites States. Prior to the utilization of such losses, the Company will perform further analysis to determine the amount subject to limitation. Additionally, in certain states the suspension of the usage of the net operating losses may apply. The net operating loss carryforwards expire between fiscal years 2020 and 2032.

The U.S. operating loss carryforwards include $5,800,000 of losses attributable to windfall stock option deductions. A net benefit of approximately $2,200,000 will be recorded to additional paid-in capital when realized as a reduction to income taxes payable.

Realization of the Company's deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management reviews the Company's deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, management considers long-term agreements, including Remanufactured Core purchase obligations, with the Company’s major customers that expire at various dates through March 2019. Management also periodically compares its forecasts to actual results. Even though there can be no assurance that the forecasted results will be achieved, the history of income in all other jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

For the fiscal years ended March 31, 2014, 2013, and 2012, the primary components of the Company’s income tax expense were (i) the current liability due to federal, state and foreign income taxes, (ii) foreign income taxed at rates that are different from the federal statutory rate, (iii) non-deductible expenses in connection with the fair value adjustments on the warrants, and (iv) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m).  A tax benefit of $10,530,000 is contained within the income from the discontinued operations as disclosed in Note 3 above.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate from the Company’s continuing operations is as follows:

	Years Ended March 31,
	2014	2013	2012

Statutory federal income tax rate	34%	34%	34%
State income tax rate, net of federal benefit	2%	2%	3%
Change in deferred tax rate	(2)%	-%	(1)%
Foreign income taxed at different rates	(7)%	-%	(3)%
Warrants	26%	-%	-%
Non-deductible executive compensation	2%	-%	-%
Uncertain Tax Positions	(2)%	-%	-%
Other income tax	-%	(2)%	1%

	53%	34%	34%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2014, the Company is under examination in the U.S. by the Internal Revenue Service for fiscal years 2011 through 2013 and by the State of California for fiscal years 2008 through 2010. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits from the Company’s continuing operations is as follows at March 31:

	2014	2013	2012
Balance at beginning of period	$827,000	$634,000	$576,000
Additions based on tax positions related to the current year	71,000	227,000	116,000
Additions for tax positions of prior year	-	-	18,000
Reductions for tax positions of prior year	(358,000)	(34,000)	(76,000)
Settlements	-	-	-

Balance at end of period	$540,000	$827,000	$634,000

At March 31, 2014, 2013 and 2012, there are $387,000, $597,000 and $480,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the fiscal years ended March 31, 2014, 2013 and 2012, the Company recognized approximately ($9,000), $32,000, and $6,000 in interest and penalties. The Company had approximately $112,000 and $121,000 for the payment of interest and penalties accrued at March 31, 2014 and 2013, respectively.

17. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $126,000, $117,000 and $102,000 for the fiscal years ended March 31, 2014, 2013 and 2012, respectively.

18. Stock Options and Restricted Stock Awards

In January 1994, the Company adopted the 1994 Stock Option Plan (the “1994 Plan”), under which it was authorized to issue non-qualified stock options and incentive stock options to key employees, directors and consultants. After a number of shareholder-approved increases to this plan, at March 31, 2002 the aggregate number of stock options approved was 960,000 shares of the Company’s common stock. The term and vesting period of options granted is determined by a committee of the Board of Directors with a term not to exceed ten years. At the Company’s Annual Meeting of Shareholders held on November 8, 2002, the 1994 Plan was amended to increase the authorized number of shares issued to 1,155,000. As of March 31, 2014 no options to purchase shares of common stock were outstanding or available for grant under the 1994 Plan. As of March 31, 2013, options to purchase 95,750 shares of common stock were outstanding and no options were available for grant under the 1994 Plan.

At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan was terminated on October 31, 2013. As of March 31, 2014 and 2013, options to purchase 467,500 and 1,035,534 shares of common stock, respectively, were outstanding under the Incentive Plan. In January 2011, this Incentive Plan was replaced and no options were available for grant under the Incentive Plan.

In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors. At the Company’s Annual Meeting of Shareholders held on February 25, 2010, the Company’s shareholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for grant under the 2004 Plan from 175,000 to 275,000. As of March 31, 2014 and 2013, options to purchase 183,000 and 218,000, respectively, shares of common stock for grant under the 2004 Plan. In March 2014, the 2004 Plan was replaced and the Company will not make any further grants of awards under this plan.

In January 2011, the Company’s shareholders approved the 2010 Incentive Award Plan (the “2010 Plan”) which replaced the 2003 Long-term Incentive Plan. At the Company’s Annual Meeting of Shareholders held on March 28, 2013, the Company’s shareholders approved an amendment to the 2010 Plan that increased the number of shares of common stock reserved for grant under the 2010 Plan from 750,000 to 1,750,000. At the Company’s Annual Meeting of Shareholders held on March 31, 2014, the Company’s shareholders approved a second amendment to the 2010 Plan that further increased the number of shares of common stock reserved for grant under the 2010 Plan from 1,750,000 to 2,750,000. Under the 2010 Plan, all of the Company’s employees are eligible to participate. As of March 31, 2014 and 2013, options to purchase 776,468 and 620,800 shares of common stock, respectively, were outstanding and 1,452,983 and 1,078,033, respectively, shares of common stock were available for grant under the 2010 Plan.

At the Company’s Annual Meeting of Shareholders held on March 31, 2014, the shareholders approved the Company’s 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”) which had been adopted by the Company’s Board of Directors on February 23, 2014 and replaced the 2004 Plan. Under the 2014 Plan, a total of 342,000 shares of the Company’s common stock were reserved for grants to the Company’s non-employee directors. As of March 31, 2014, no options to purchase shares under the 2014 Plan were issued.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

A summary of stock option transactions follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2011	1,591,084	$8.61
Granted	15,000	$10.04
Exercised	(95,550)	$3.36
Cancelled	(48,250)	$3.15
Outstanding at March 31, 2012	1,462,284	$9.15
Granted	635,800	$6.47
Exercised	(128,000)	$2.28
Cancelled	-	$-
Outstanding at March 31, 2013	1,970,084	$8.73
Granted	331,000	$11.06
Exercised	(721,666)	$9.12
Cancelled	(152,450)	$7.44
Outstanding at March 31, 2014	1,426,968	$9.21

Based on the market value of the Company’s common stock at March 31, 2014, 2013 and 2012, the pre-tax intrinsic value of options exercised was $12,593,000, $493,000 and $598,000 respectively.

The followings table summarizes information about the options outstanding at March 31, 2014:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$1.800 to $6.345	81,000	$5.22	5.02	$1,729,000	78,000	$5.20	$1,667,000
$6.460 to $7.450	509,468	6.52	8.48	10,215,000	344,766	6.54	6,906,000
$8.700 to $9.900	279,250	9.33	9.10	4,814,000	12,250	9.48	209,000
$10.010 to $11.900	214,250	10.24	1.84	3,499,000	214,250	10.24	3,499,000
$12.000 to $19.94	343,000	$13.41	3.87	4,514,000	287,000	$12.23	4,116,000

	1,426,968			$24,771,000	936,266		$16,397,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2014 based on the Company’s closing stock price of $26.57 as of that date.

Options to purchase 936,266, 1,549,683 and 1,447,284 shares of common stock were exercisable as of March 31, 2014, 2013 and 2012, respectively. The weighted average exercise price of options exercisable was $9.06, $9.33 and $9.14 as of March 31, 2014, 2013 and 2012, respectively.

A summary of changes in the status of non-vested stock options is presented below.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2013	420,401	$2.93
Granted	331,000	$5.16
Vested	(147,999)	$3.10
Cancelled	(112,700)	$2.92
Non-vested at March 31, 2014	490,702	$4.39

At March 31, 2014, there was $1,916,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.9 years.

Restricted Stock

On September 3, 2013, the Company awarded 138,000 shares of restricted stock to certain executives at the closing market price of $9.32 per share. These awards vest in three equal installments beginning each anniversary from the award date, subject to continued employment. The fair value related to the restricted stock awards of $1,286,000 will be recognized as compensation expense over the vesting period. At March 31, 2014, there was $1,072,000 of total unrecognized compensation expense from these restricted stock awards, which will be recognized over the remaining vesting period.

19. Litigation

There have been and may be additional claims filed against the Company by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.  For example, the trustee has notified the Company’s insurance companies that it may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion.  The Company is also a defendant in a case in Ontario Superior Court and in a case in the District Court for the District of Delaware claiming that the Company is liable for amounts due by the Fenco Entities to their employees under U.S. and Canadian law.  Any litigation to determine the validity of these claims, regardless of their merit or resolution, may be costly and time consuming and divert the efforts and attention of the Company’s management from its business strategy.  Any adverse judgment or settlement by the Company of these claims will also result in additional expense.

The Company is also subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

20. Related Party Transactions

The Company has arrangements or entered into agreements with the certain members of its Board of Directors.

In August 2000, the Company’s Board of Directors agreed to engage Mr. Mel Marks to provide consulting services to the Company. Mr. Marks was paid an annual consulting fee of $350,000 per year under this arrangement until its termination on March 31, 2013. In March 2013, the Company agreed to pay a one-time fee of $350,000 and additional compensation of $300,000 which was paid during fiscal 2014.

On May 18, 2012, the Company entered into a new employment agreement (the “New Employment Agreement”) with Mr. Joffe, which terminated and superseded Mr. Joffe’s previous employment agreement that was to expire on August 31, 2012. The New Employment Agreement provides for Mr. Joffe to serve as the Company’s Chairman, President and Chief Executive Officer for a term expiring on August 31, 2015, unless extended or earlier terminated. Pursuant to the New Employment Agreement, Mr. Joffe will receive a base salary of $600,000 per year, which will be reviewed from time to time in accordance with the Company’s established procedures for adjusting salaries for similarly situated employees. Mr. Joffe will be eligible to participate the Company’s Annual Incentive Plan adopted and amended from time to time by the Board (the “Annual Incentive Plan”), with a target bonus equal to 100% of Mr. Joffe’s salary (the “Annual Incentive Bonuses”). In addition to the Annual Incentive Bonuses, the Company paid Mr. Joffe a one-time bonus of $250,000 upon the signing of the New Employment Agreement and awarded Mr. Joffe a guaranteed bonus of $500,000, which is payable in three annual installments: $168,000 on May 18, 2012; $166,000 on May 18, 2013; and $166,000 on May 18, 2014.

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

On June 12, 2014, the Company and Mr. Joffe entered into Amendment No. 1 to the New Employment Agreement pursuant to which, effective as of July 1, 2014, (i) the last day of Mr. Joffe's term of employment was changed from August 31, 2015 to July 1, 2019 and (ii) his base salary was increased from $600,000 per year to $700,000 per year. All other terms and conditions of the New Employment Agreement remain the same.

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

Other Related Party Transactions

During fiscal 2014, the Company paid $304,000 to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of the discontinued subsidiary. A member of the Company’s Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital, Inc.

21. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) is as follows:

	Unrealized gain on Short-Term Investments	Foreign Currency Translation	Total

Balance as of April 1, 2013	$287,000	$(1,133,000)	$(846,000)
Other comprehensive income (loss), net of tax	34,000	(65,000)	(31,000)
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-
Balance as of March 31, 2014	$321,000	$(1,198,000)	$(877,000)

22. Subsequent Events

On June 12, 2014, the Company entered into a first amendment to the amended and restated financing agreement, pursuant to which (i) the commitments to make revolving loans under the amended and restated financing agreement were increased by $10,000,000 to $40,000,000, and (ii) the maximum amount of capital expenditures was increased to $3,200,000 for fiscal year 2014, $7,000,000 for fiscal year 2015, and $4,000,000 for each of fiscal years 2016 and 2017.  The maximum amount of capital expenditures for fiscal year 2018 remains at $2,500,000.

23. Unaudited Quarterly Financial Data

The following table summarizes selected quarterly financial data for the fiscal year ended March 31, 2014.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$50,245,000	$66,174,000	$65,568,000	$76,682,000
Cost of goods sold	34,231,000	46,469,000	43,642,000	52,761,000
Gross profit	16,014,000	19,705,000	21,926,000	23,921,000
Operating expenses:
General and administrative	9,632,000	8,706,000	9,580,000	11,766,000
Sales and marketing	1,731,000	2,143,000	1,905,000	2,059,000
Research and development	549,000	398,000	452,000	541,000
Total operating expenses	11,912,000	11,247,000	11,937,000	14,366,000
Operating income	4,102,000	8,458,000	9,989,000	9,555,000
Other expense:
Interest expense, net	3,925,000	4,663,000	6,524,000	3,177,000
Income from continuing operations before income tax expense	177,000	3,795,000	3,465,000	6,378,000
Income tax expense	74,000	1,631,000	2,317,000	3,311,000
Income from continuing operations	103,000	2,164,000	1,148,000	3,067,000
Income from discontinued operations	100,877,000	-	-	-

Net income	$100,980,000	$2,164,000	$1,148,000	$3,067,000

Basic net income per share from continuing operations	$0.01	$0.15	$0.08	$0.20
Basic net income per share from discontinued operations	6.97	-	-	-
Basic net income per share	$6.98	$0.15	$0.08	$0.20

Diluted net income per share from continuing operations	$0.01	$0.15	$0.07	$0.19
Diluted net income per share from discontinued operations	6.90	-	-	-

Diluted net income per share	$6.91	$0.15	$0.07	$0.19

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2013:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$46,799,000	$57,652,000	$50,658,000	$58,042,000
Cost of goods sold	31,980,000	37,556,000	34,332,000	39,942,000
Gross profit	14,819,000	20,096,000	16,326,000	18,100,000
Operating expenses:
General and administrative	5,914,000	4,392,000	8,848,000	6,653,000
Sales and marketing	1,772,000	1,724,000	1,983,000	1,811,000
Research and development	436,000	461,000	445,000	588,000
Total operating expenses	8,122,000	6,577,000	11,276,000	9,052,000
Operating income	6,697,000	13,519,000	5,050,000	9,048,000
Other expense:
Interest expense, net	2,896,000	3,093,000	2,384,000	3,951,000
Income from continuing operations before income tax expense	3,801,000	10,426,000	2,666,000	5,097,000
Income tax expense	1,434,000	3,923,000	880,000	1,195,000
Income from continuing operations	2,367,000	6,503,000	1,786,000	3,902,000
Loss from discontinued operations	(12,229,000)	(15,436,000)	(851,000)	(77,553,000)

Net (loss) income	$(9,862,000)	$(8,933,000)	$935,000	$(73,651,000)

Basic net income per share from continuing operations	$0.17	$0.45	$0.12	$0.27
Basic net loss per share from discontinued operations	(0.88)	(1.07)	(0.06)	(5.36)

Basic net (loss) income per share	$(0.71)	$(0.62)	$0.06	$(5.09)

Diluted net income per share from continuing operations	$0.17	$0.45	$0.12	$0.27
Diluted net loss per share from discontinued operations	(0.87)	(1.07)	(0.06)	(5.35)

Diluted net (loss) income per share	$(0.70)	$(0.62)	$0.06	$(5.08)

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) bad debts expense	Amounts written off	Balance at end of period
2014	Allowance for doubtful accounts	$1,019,000	$(47,000)	$118,000	$854,000
2013	Allowance for doubtful accounts	$947,000	$166,000	$94,000	$1,019,000
2012	Allowance for doubtful accounts	$1,026,000	$(14,000)	$65,000	$947,000

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of period	Charge to discrepancies expense	Amounts Processed	Balance at end of period
2014	Allowance for customer-payment discrepancies	$514,000	$(10,000)	$(73,000)	$577,000
2013	Allowance for customer-payment discrepancies	$280,000	$536,000	$302,000	$514,000
2012	Allowance for customer-payment discrepancies	$648,000	$270,000	$638,000	$280,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of period	Provision for excess and obsolete inventory	Amounts written off	Balance at end of period
2014	Allowance for excess and obsolete inventory	$2,498,000	$1,620,000	$1,410,000	$2,708,000
2013	Allowance for excess and obsolete inventory	$2,164,000	$1,814,000	$1,480,000	$2,498,000
2012	Allowance for excess and obsolete inventory	$2,599,000	$3,216,000	$3,651,000	$2,164,000

S-1