Form 10-K/A
period 2014-03-31
MOTORCAR PARTS AMERICA INC
filed 2014-07-29
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

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

There were 15,086,888 shares of common stock outstanding as of July 21, 2014.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, that was previously filed with the Securities and Exchange Commission (the “SEC”) on June 16, 2014 (the “Original Filing”). We are filing the Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we will be filing our definitive proxy statement later than 120 days after the end of our fiscal year ended March 31, 2014.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, their ages and present positions with us as of July 27, 2014 are as follows:

Name	Age	Position with the Company

Selwyn Joffe	56	Chairman of the Board of Directors, President and Chief Executive Officer

Mel Marks	86	Director

Scott J. Adelson	53	Director

Rudolph J. Borneo	73	Director, Chairman of the Compensation Committee and member of the Ethics and Nominating and Corporate Governance Committees

Philip Gay	56	Director, Chairman of the Audit Committee and Ethics Committee, and member of the Compensation and Nominating and Corporate Governance Committees

Duane Miller	67	Director, member of the Audit, Compensation, Ethics and Nominating and Corporate Governance Committees

Jeffrey Mirvis	50	Director, member of the Compensation Committee

Selwyn Joffe has been our Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. He has been a director of our Company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and Chief Executive Officer of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and Chief Executive Officer of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, Inc., a roll-up of amusement parks and served as its President and Chief Operating Officer until August 2000. Prior to the founding of Palace Entertainment, Inc., Mr. Joffe was the President and Chief Executive Officer of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the bar of the State of Georgia as well as a Certified Public Accountant. As our most senior executive, Mr. Joffe provides the Board of Directors with insight into our business operations, management and strategic opportunities. His history with our Company and industry experience have led the Board of Directors to recommend to our shareholders in our Proxy Statement for our Annual Meeting of Shareholders held on March 31, 2014 (the “Proxy Statement”) that they vote for Mr. Joffe as a director of our Company at the Annual Meeting of Shareholders held on March 31, 2014 (the “Annual Meeting”).

Mel Marks founded our Company in 1968. Mr. Marks served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding our Company, Mr. Marks was employed for over 20 years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks continued to serve as a director to us since July 1999. Additionally, Mr. Marks served as a consultant to us from July 1999 through March 31, 2013. Mr. Marks’ 46-year history with our Company in addition to his wealth of industry knowledge and experience have led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Marks as a director of our Company at the Annual Meeting.

Scott J. Adelson joined our Board of Directors on April 11, 2008. Mr. Adelson is also a director and member of the compensation committee of QAD Inc., a public software company, since April 2006. Mr. Adelson is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey, a leading international investment bank. During his 25 plus years with the firm, Mr. Adelson has helped advise hundreds of companies on a diverse and in-depth variety of corporate finance issues, including mergers and acquisitions. Mr. Adelson has written extensively on a number of corporate finance and securities valuation subjects. He is an active member of Board of Directors of various privately-held middle-market businesses as well as several recognized non-profit organizations, such as the USC Entrepreneur Program. Mr. Adelson holds a bachelor degree from the University of Southern California and a Master of Business Administration degree from the University of Chicago, Graduate School of Business. Mr. Adelson’s broad business skills and experience, leadership expertise, knowledge of complex global business and financial matters have led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Adelson as a director of our Company at the Annual Meeting.

Rudolph J. Borneo joined our Board of Directors on November 30, 2004. Mr. Borneo retired from R.H. Macy’s, Inc. on March 31, 2009. At the time of his retirement, his position was Vice Chairman and Director of Stores of Macy’s West, a division of R.H. Macy’s, Inc. Mr. Borneo served as President of Macy’s California from 1989 to 1992 and President of R.H. Macy’s West from 1992 until his appointment as Vice Chairman and Director of Stores in February 1995. In addition, Mr. Borneo is currently Board Chairman of Smoke Eaters Hot Wings Inc., a privately-held company. Mr. Borneo is the Chairman of our Compensation Committee and a member of our Audit, Ethics and Nominating and Corporate Governance Committees. Mr. Borneo’s extensive experience in management of employees, organizational management, general business and retail knowledge and financial literacy have led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote in favor of Mr. Borneo as a director of our Company at the Annual Meeting.

Philip Gay joined our Board of Directors on November 30, 2004. He chairs our Audit and Ethics Committees and is a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Gay currently serves as Managing Director of Triple Enterprises, a business advisory service firm that assists mid-cap sized companies with growth, back office solutions, mergers and acquisitions and strategic financing, which he had previously managed from March 2000 until June 2004. From June 2004 until June 2010, Mr. Gay served as President, Chief Executive Officer and a Director of Grill Concepts, Inc., a company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he has served as chief financial officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996), and he has held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also a Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay's leadership experience, general business knowledge, financial literacy and expertise, accounting skills and competency and overall financial acumen have led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Gay as a director of our Company at the Annual Meeting.

Duane Miller joined our Board of Directors on June 5, 2008. Mr. Miller is currently employed by the Genesee County Regional Chamber of Commerce as Executive Vice President. Prior to joining the Genesee County Regional Chamber of Commerce, he was employed by the City of Flint, Michigan, as the Director of Government Operations, from February 2009 to August 2009. Mr. Miller retired from General Motors Corporation in April 2008 after 37 years of service. At the time of his retirement, Mr. Miller served as executive director, GM Service and Parts Operations (“SPO”) Field Operations where he was responsible for all SPO field activities, running GM Parts (OE), AC Delco (after-market) and GM Accessories business channels, as well as SPO’s Global Independent Aftermarket. Mr. Miller served on the Board of Directors of OEConnection, an automotive ecommerce organization focused on applying technology to provide supply chain solutions and analysis. He currently serves on the Boards of Directors of McLaren Regional Medical Center in Flint, Michigan and Prima Civitas Foundation, headquartered in Lansing, Michigan. His experience also includes serving on the Boards of Directors of the Urban League of Flint, Michigan, the Boys and Girls Club of Flint, Michigan and the Flint/Genesee County Convention and Visitor’s Bureau. Mr. Miller earned a Bachelor of Science degree in marketing from Western Michigan University, and attended the Executive Development Program at the University of California Berkeley, Haas School of Business. Mr. Miller is a member of our Audit, Compensation, Ethics and Nominating and Corporate Governance Committees. Mr. Miller’s significant experience with the automotive parts industry, combined with his organizational, management and business understanding, have led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Miller as a director of our Company at the Annual Meeting.

Jeffrey Mirvis joined our Board of Directors on February 3, 2009. Mr. Mirvis is currently the Chief Executive Officer of MGT Industries, Inc. (“MGT”), a privately-held apparel company based in Los Angeles. As Chief Executive Officer of MGT, Mr. Mirvis successfully moved all production and sourcing to Asia. During his twelve-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MGT in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the Union Bank of California’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He has been a board member of Wildwood School in Los Angeles and the Jewish Federation in Los Angeles. Mr. Mirvis is a member of our Audit and Compensation Committees. Mr. Mirvis’ international business experience, operational and production expertise, leadership experience and organizational management have led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Mirvis as a director of our Company at the Annual Meeting.

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

Board’s Role in Risk Oversight. Our Board of Directors as a whole has responsibility for risk oversight. Our Board of Directors met 16 times in fiscal 2014. Certain categories of risk are reviewed by particular committees of the Board of Directors, which report to the full Board of Directors as needed. The Audit Committee reviews the financial risks, including internal control, audit, financial reporting and disclosure matters, by discussing these risks with management and our internal and external auditors. The Compensation Committee reviews risks relating to our executive compensation plans and arrangements. The Nominating and Corporate Governance Committee reviews risks related to our governance structure and processes and risks arising from related person transactions. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed about such risks.

Audit Committee.  The current members of our Audit Committee are Philip Gay, Rudolph Borneo, Duane Miller and Jeffrey Mirvis, with Mr. Gay serving as chairman. Our Board of Directors has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met four times in fiscal 2014.

Compensation Committee.  The current members of our Compensation Committee are Rudolph Borneo, Philip Gay, Duane Miller and Jeffrey Mirvis, with Mr. Borneo serving as chairman. The Compensation Committee is responsible for developing our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making determinations concerning the salary, bonuses and equity awards to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee Interlocks and Insider Participation.” The Compensation Committee met nine times in fiscal 2014.

Ethics Committee. The current members of our Ethics Committee are Philip Gay, who serves as Chairman, Rudolph Borneo and Duane Miller. The Ethics Committee is responsible for implementing our Code of Business Conduct and Ethics. No issues arose which required our Ethics Committee to meet in fiscal 2014.

Nominating and Corporate Governance Committee.  The current members of our Nominating and Corporate Governance Committee are Rudolph Borneo, Philip Gay and Duane Miller. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Our Nominating and Corporate Governance Committee is responsible for nominating candidates to our Board of Directors. Our Nominating and Corporate Governance Committee did not meet in fiscal 2014.

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

Information about our non-director executive officers and significant employees

Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our Company, are as follows:

Name	Age	Position with the Company

Kevin Daly	55	Chief Accounting Officer

Steve Kratz	59	Chief Operating Officer

David Lee	44	Chief Financial Officer

Doug Schooner	45	Chief Manufacturing Officer

Michael Umansky	72	Vice President, Secretary and General Counsel

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

Douglas Schooner, has been our Chief Manufacturing Officer since June 2014. Mr. Schooner joined our company in 1993 and became the Vice President, Global Manufacturing Operations in January 2001 until his promotion in June 2014. Mr. Schooner has held the positions of Engineer, Production Manager, Assistant Vice President, Production and Vice President, Manufacturing prior to assuming his current position with our company. As Vice President, Global Manufacturing Operations, Mr. Schooner is responsible for all manufacturing, materials, logistic operations, engineering, quality, and purchasing for our facilities. Prior to joining MPA, Mr. Schooner was an Engineer with Advance Storage Products in Carson from March of 1989 through June 1993, and served as Project Manager from June 1992 until June 1993.  Mr. Schooner has a Bachelor of Science degree in Mechanical Engineering from the California State University, Long Beach.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 2014.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2014 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

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

Compensation Components.

With our compensation objectives in mind, our executive officer compensation program consists of five primary elements: (1) base salary; (2) an annual bonus; (3) long-term incentive compensation in the form of equity awards; (4) non-qualified deferred compensation arrangements; and (5) coverage under our broad-based employee benefit plans, such as our group health and 401(k) plans, and executive perquisites.

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

Equity Award Program. Equity awards are a part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing shareholder value over time. We have historically elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives, but we began using restricted stock awards in fiscal 2014, which generally vest over time. Although we have not adopted formal stock ownership guidelines, our named directors and executive officers currently hold a significant portion of our fully-diluted common stock, substantially through the ownership of stock options and restricted stock. In determining the number of stock options and/or restricted stock to be granted to executives, we historically have taken into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the value of the stock options and/or restricted stock in relation to other elements of the individual executive’s total compensation. In fiscal 2011, we adopted our 2010 Incentive Award Plan, and we amended and restated this plan in fiscal 2013 to increase the number of shares of our common stock available for grant under the plan to 1,750,000.  This amendment and restatement was approved by our stockholders at the Annual Meeting of Stockholders held on March 28, 2013. At our Annual Meeting of Stockholders held on March 31, 2014, our stockholders approved a second amendment and restatement of the 2010 Plan that further increased the number of shares of common stock reserved for grant under the 2010 Plan from 1,750,000 to 2,750,000.

Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan, and we make matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Contributions for fiscal 2014 and year-end account balances for those executive officers can be found in the Non-Qualified Deferred Compensation table.

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

Our general policy for setting base salaries of our named executive officers (the “Senior Executives”) is to only increase such salaries in the case of promotions or significant increases to an officer’s duties and responsibilities. Such increases to base salaries are reviewed by the Compensation Committee on a case-by-case basis. There were no salary increases in fiscal 2014.

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

The Compensation Committee reviews the performance evaluations of the Senior Executives and assesses the specific OGSM goals and execution of such goals for each Senior Executive. The Chief Executive Officer then presents his bonus recommendations for the Senior Executives to the Compensation Committee (the “OGSM-based Bonus Recommendations”). The Compensation Committee then decides whether to approve or adjust the OGSM-based Bonus Recommendations. The Compensation Committee evaluates all of the factors considered by the Chief Executive Officer and reviews the compensation summaries for each Senior Executive, including base salary, bonus, equity awards (if any), deferred compensation benefits and other benefits. In determining specific components of compensation, the Compensation Committee considers individual performance, level of responsibility, skills and experience, and other compensation awards or arrangements. These measures are evaluated in a non-formulaic manner with no specific weighting given to any specific objectives that the executives were tasked with performing. Based on its review and evaluation, the Compensation Committee makes the final determination of the bonuses to be paid to the Senior Executives based on the OGSM process (the “OGSM Bonuses”), and after taking into account any other factors (including factors that were not performance objectives) that it deems relevant in its discretion, and reports its decisions to the entire Board of Directors.

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

Determining Chief Executive Officer Compensation.

The Compensation Committee is responsible for evaluating the performance of Mr. Joffe, our Chief Executive Officer, and setting his annual compensation. In determining these elements of compensation for Mr. Joffe, the Compensation Committee considered the contributions Mr. Joffe has made to our Company both from strategic and operational perspectives. The Compensation Committee reviews the key operating results and key strategic initiatives of our Company against the goals and base financial plan contained in the OGSM to determine if the Chief Executive Officer has achieved the goal of strategically enhancing our Company while maintaining favorable operating metrics. The Compensation Committee also takes into consideration the standard of living of the Los Angeles vicinity in which our corporate offices are located. The Compensation Committee separately reviews all relevant information, including reports provided by its outside consultant, and arrives at its decision for the Chief Executive Officer’s total compensation. The Chief Executive Officer’s performance is evaluated in a non-formulaic manner with no specific weighting given to any one of the performance measures. Mr. Joffe does not participate in any decision regarding his compensation. On May 18, 2012, we entered into a new employment agreement with Mr. Joffe which sets his base salary at $600,000 which will be reviewed from time to time in accordance with the Company’s established procedures for adjusting salaries of similarly situated employees. On June 12, 2014 we entered into a first amendment to the new employment agreement with Mr. Joffe which sets his base salary at $700,000 effective July 1, 2014. See the “Employment Agreements” section below for a further discussion of certain compensation amounts payable to Mr. Joffe pursuant to his employment agreement. Upon making its determination, the Compensation Committee reports its recommendations concerning Mr. Joffe’s compensation to the entire Board of Directors.

Compensation Committee Consultant.

The Compensation Committee has retained Towers Watson as its outside compensation consultant. Towers Watson does not perform any other consulting work or any other services for our Company, reports directly to the Compensation Committee, and takes direction from the Chairman of the Compensation Committee. The Compensation Committee has assessed the independence of Towers Watson pursuant to the rules prescribed by the SEC and has concluded that no conflict of interest existed in 2014 or currently exists that would prevent Towers Watson from serving as an independent consultant to the Compensation Committee. The Compensation Committee engaged Towers Watson to prepare a complete competitive assessment of our executive compensation practices in 2004, an updated assessment of the compensation of our Chief Executive Officer in 2006, a complete executive compensation assessment in 2009, a complete executive compensation review in 2011 and an updated assessment of the compensation of our Chief Executive Officer in 2012 (completed in fiscal 2013).

The Compensation Committee considers analysis and advice from its outside consultant when making compensation decisions for the Chief Executive Officer and other Senior Executives. The outside consultant’s work for the Compensation Committee includes data analysis, market assessments, and preparation of related reports.

Peer Group.

While the Compensation Committee does not undertake a formalized benchmarking process, it does review the assessment provided by its outside consultant detailing the competitiveness of our executive compensation relative to our peer group when making its executive compensation decisions. Our peer group for compensation purposes includes Amerigon Inc., Dorman Products Inc., Drew Industries Inc., Fuel Systems Solutions, Inc., Gentex Corp., Modine Manufacturing Co., Remy International, Inc., Shiloh Industries Inc., Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., Strattec Security Corp. and Superior Industries International Inc. The Compensation Committee has determined that the peer companies from our outside consultant’s 2011 executive compensation review remained an appropriate basis for comparison.

Senior Executive Compensation Decisions (Other than the Chief Executive Officer).

The Compensation Committee will make its decisions for each of our Senior Executives (other than the Chief Executive Officer) with respect to OGSM Bonuses following the process described above, in each case the performance goals apply with respect to both the Company’s rotating electrical and undercar businesses:

Kevin Daly, Chief Accounting Officer

•	Provide timely and accurate services and information to our management, Board of Directors and other stakeholders
•	Improve top-level financial knowledge and accounting controls and maintain regulatory compliance with accounting standards and practices
•	Keep abreast of all financial accounting pronouncements that may affect our financial reporting or financial strategies

David Lee, Chief Financial Officer

•	Monitor all metrics that may have an impact on our financial performance
•	Maintain an effective treasury function, including budgeting and forecasting
•	Manage our cash flows
•	Minimize the loan and interest expenses we incur
•	Manage our shareholder relations

Steve Kratz, Chief Operating Officer

•	Evaluate and manage the key operating metrics for us
•	Increase quality of our product
•	Implement strategies aimed at reducing our product costs and warranty rates
•	Manage our recovery operations
•	Improve our customer support services
•	Manage and improve the performance of our information technology systems

Doug Schooner, Chief Manufacturing Officer

•	Maximize all manufacturing efficiencies at all Company facilities to ensure maximum fill rates to our customers
•	Ensure the quality of our products through the manufacturing process
•	Maintain appropriate levels of offshore production volume and capacity
•	Maintain a global manufacturing and multifunctional support group
•	Reorganize the special order department to maintain changing unit technology
•	Complete the reorganization of the production shop
•	Improve product costs

Michael Umansky, Vice President, Secretary and General Counsel

•	Limit our legal and other risk exposure
•	Manage any litigation
•	Control our legal and insurance costs
•	Maintain our compliance standards, including compliance with SEC rules and regulations
•	Manage our investor relations communications
•	Develop and protect intellectual property for our business processes
•	Advise on and implement any transactional business opportunities, including acquisitions, financings, SEC correspondence and customer contracts
•	Oversee certain administrative functions, including human resource functions
•	Determine and negotiate all required insurance
•	Supervise contractual obligations

The Compensation Committee approved the following base salaries, Non-OGSM Bonuses and OGSM Bonuses earned during fiscal 2014 for these Senior Executives:

	Base Salary	Non-OGSM Bonus	OGSM Bonus
David Lee	$220,000	$118,458	$90,000
Kevin Daly	$208,000	$63,386	$70,000
Steve Kratz	$350,000	$141,248	$130,000
Michael Umansky	$506,000	$84,920	$110,000
Doug Schooner	$250,000	$82,388	$100,000

The amounts of the Non-OGSM Bonuses set forth above were determined based on criteria previously established by the Compensation Committee with respect to proposed equity awards that were never granted.

Chief Executive Officer Compensation Decisions.

The Compensation Committee will make its decisions for the Chief Executive Officer’s fiscal 2014 bonus (other than the Non-OGSM Bonus) following the process described above and has established the following key individual performance goals:

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

The Compensation Committee did not review Mr. Joffe’s base salary in fiscal 2014; however, on June 12, 2014 we entered a first amendment to Mr. Joffe’s employment agreement which sets his base salary at $700,000 effective July 1, 2014.  See the “Employment Agreement” section below for a further discussion of certain compensation amounts payable to Mr. Joffe pursuant to his employment agreement. The Compensation Committee set Mr. Joffe’s Non-OGSM Bonus at $474,706 based on the same criteria used to set the amounts of the other Non-OGSM Bonuses paid in fiscal 2014 and his OGSM Bonus at $700,000.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Form 10-K/A.

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

Summary Compensation Table

The following table sets forth information concerning fiscal 2014, 2013 and 2012 compensation of our named executive officers.

Name & Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards	Options Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total

Selwyn Joffe	2014	$600,000	$1,174,806	$434,312	$374,790	$-	$-	$729,209	$3,313,117
Chairman of the Board,	2013	586,923	1,387,707	330,539	682,556	-	-	565,442	3,553,167
President and CEO	2012	500,000	450,100	-	-	-	-	111,610	1,061,710

David Lee	2014	$220,000	$208,458	$108,112	$93,586	$-	$-	$57,004	$687,159
Chief Financial Officer	2013	220,000	96,267	-	90,442	-	-	56,977	463,686
	2012	183,767	68,100	-	-	-	-	64,680	316,547

Kevin Daly	2014	$208,000	$133,386	$57,784	$50,151	$-	$-	$23,493	$472,815
Chief Accounting Officer	2013	208,000	81,767	-	48,294	-	-	22,334	360,395
	2012	183,554	48,100	-	-	-	-	25,195	256,849

Steve Kratz	2014	$350,000	$271,248	$129,548	$111,497	$-	$-	$20,623	$882,916
Chief Operating Officer	2013	350,000	132,267	-	108,003	-	-	19,448	609,718
	2012	306,340	60,100	-	-	-	-	258,438	624,878

Michael Umansky	2014	$506,000	$194,920	$77,356	$67,167	$-	$66,006	$55,618	$967,066
Vice President, Secretary	2013	506,000	102,433	-	64,977	-	35,977	52,063	761,450
and General Counsel	2012	406,000	80,100	-	-	-	8,228	56,677	551,005

Doug Schooner	2014	$250,000	$182,388	$75,492	$64,928	$-	$333	$56,905	$630,045
Vice President,	2013	250,000	151,767	-	62,929	-	189	58,377	523,262
Manufacturing	2012	223,411	100,100	-	-	-	63	65,767	389,341

(1)	Bonus amounts for each named executive officer represent the bonus amount earned for each respective fiscal year and include a $100 bonus paid to each of the Company’s employees during December of each year, including the named executive officers.

(2)	Option award amounts represent the aggregate grant date fair value of options granted during the fiscal years ended March 31, 2014, 2013, and 2012.

(3)	All amounts represent nonqualified deferred compensation earnings.

(4)	The following chart is a summary of the items that are included in the “All Other Compensation” totals for the fiscal year ended March 31, 2014:

Name	Automobile Expenses	Health Insurance Premiums	401K Employer's Contribution	Deferred Compensation Plan Employer's Contribution	Other (1)	Total

Selwyn Joffe	$20,415	$77,830	$4,465	$-	$626,500	$729,209
David Lee	$-	$53,830	$3,175	$-	$-	$57,004
Kevin Daly	$-	$18,884	$4,609	$-	$-	$23,493
Steve Kratz	$-	$18,884	$1,739	$-	$-	$20,623
Michael Umansky	$2,677	$37,557	$5,084	$10,300	$-	$55,618
Doug Schooner	$-	$53,830	$3,075	$-	$-	$56,905

(1)	Other compensation paid to Mr. Joffe of $626,500 represents the net purchase price of options purchased by the Company in October 2013 pursuant to an option purchase agreement.

2014 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards

Selwyn Joffe	9/3/2013	-	83,700	$9.32	$374,790
Selwyn Joffe	9/3/2013	46,600	-	$9.32	$434,312
David Lee	9/3/2013	-	20,900	$9.32	$93,586
David Lee	9/3/2013	11,600	-	$9.32	$108,112
Kevin Daly	9/3/2013	-	11,200	$9.32	$50,151
Kevin Daly	9/3/2013	6,200	-	$9.32	$57,784
Steve Kratz	9/3/2013	-	24,900	$9.32	$111,497
Steve Kratz	9/3/2013	13,900	-	$9.32	$129,548
Michael Umanksy	9/3/2013	-	15,000	$9.32	$67,167
Michael Umanksy	9/3/2013	8,300	-	$9.32	$77,356
Doug Schooner	9/3/2013	-	14,500	$9.32	$64,928
Doug Schooner	9/3/2013	8,100	-	$9.32	$75,492

(1)	These awards vest in three equal annual installments beginning on the first anniversary of the grant date subject to continued employment.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding equity awards granted to our named executive officers that remain outstanding as of March 31, 2014.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable Vested	Number of Securities Underlying Unexercised Options (#) Unexercisable Unvested		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Unvested (#)		Market Value of Shares or Units of Stock Unvested ($)

Selwyn Joffe
	150,000	-		-	$10.01	11/2/2015
	250,000	-		-	$12.00	8/29/2016
	109,100	-		-	$6.46	12/27/2022
	82,733	41,367	(1)	-	$6.46	12/27/2022
	-	83,700	(2)	-	$9.32	9/3/2023
							46,600	(2)	$1,238,162
David Lee
	5,000	-		-	$10.01	11/2/2015
	2,500	-		-	$12.00	8/29/2016
	20,600	10,300	(1)	-	$6.46	12/27/2022
	-	20,900	(2)	-	$9.32	9/3/2023
							11,600	(2)	$308,212
Kevin Daly
	2,500	-		-	$12.00	8/29/2016
	11,000	5,500	(1)	-	$6.46	12/27/2022
	-	11,200	(2)	-	$9.32	9/3/2023
							6,200	(2)	$164,734
Steve Kratz
	24,600	12,300	(1)	-	$6.46	12/27/2022
	-	24,900	(2)	-	$9.32	9/3/2023
							13,900	(2)	$369,323
Michael Umansky
	-	7,400	(1)	-	$6.46	12/27/2022
	-	15,000	(2)	-	$9.32	9/3/2023
							8,300	(2)	$220,531
Doug Schooner
	14,333	7,167	(1)	-	$6.46	12/27/2022
	-	14,500	(2)	-	$9.32	9/3/2023
							8,100	(2)	$215,217

(1)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, December 28, 2012, subject to continued employment.

(2)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, September 3, 2013, subject to continued employment.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Selwyn Joffe	300,000	$2,357,702	-	$-
David Lee	-	$-	-	$-
Kevin Daly	5,000	$43,910	-	$-
Steve Kratz	18,500	$217,842	-	$-
Michael Umansky	59,800	$874,189	-	$-
Doug Schooner	44,000	$172,983	-	$-

Nonqualified Deferred Compensation

The following table sets forth certain information regarding contributions, earnings and account balances under our Amended and Restated Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not-tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2014. A description of the material terms and conditions of the Amended and Restated Executive Deferred Compensation Plan follows.

Name	Executive Contributions in Last FY(1)	Registrant contribution in last FY(2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY

Selwyn Joffe	$-	$-	$-	$-	$-
David Lee	$-	$-	$-	$-	$-
Kevin Daly	$-	$-	$-	$-	$-
Steve Kratz	$-	$-	$-	$-	$-
Michael Umansky	$42,041	$10,300	$55,706	$-	$517,176
Doug Schooner	$-	$-	$333	$-	$2,195

The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total

Selwyn Joffe	$-	$-	$-
David Lee	$-	$-	$-
Kevin Daly	$-	$-	$-
Steve Kratz	$-	$-	$-
Michael Umansky	$10,300	$-	$10,300
Doug Schooner	$-	$-	$-

(a)	No interest is paid by the registrant.

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

Employment Agreements

New Employment Agreement

On May 18, 2012, we entered into a new employment agreement (the “New Employment Agreement”) with Mr. Joffe, which terminates and supersedes Mr. Joffe’s previous employment agreement that was to expire on August 31, 2012. The New Employment Agreement provides for Mr. Joffe to serve as our Chairman, President and Chief Executive Officer for a term expiring on August 31, 2015, unless extended or earlier terminated. Pursuant to the New Employment Agreement, Mr. Joffe’s base salary is $600,000 per year, which will be reviewed from time to time in accordance with our established procedures for adjusting salaries for similarly situated employees. Pursuant to the New Employment Agreement, Mr. Joffe is eligible to participate in our Annual Incentive Plan adopted and amended from time to time by the Board (the “Annual Incentive Plan”), with a target bonus equal to 100% of Mr. Joffe’s salary (the “Annual Incentive Bonuses”). In addition to the Annual Incentive Bonuses, we paid Mr. Joffe a one-time bonus of $250,000 upon the signing of the New Employment Agreement and awarded Mr. Joffe a guaranteed bonus of $500,000, payable in three annual installments: $168,000 on May 18, 2012; $166,000 on May 18, 2013; and $166,000 on May 18, 2014.

Pursuant to Mr. Joffe’s previous employment agreement, he was entitled to receive a transaction fee of 1.0% of the “total consideration” of any transaction, including any transaction resulting in a change of control, his efforts brought to the Company. In lieu of this transaction fee, pursuant to the New Employment Agreement, the Company granted pursuant to its 2010 Plan (i) a fully-vested option to purchase 109,100 shares of the Company’s common stock equal to $250,000 based on the Black-Scholes valuation method and (ii) 51,167 shares of fully vested restricted stock with a fair value of $331,000 in December 2012. The Company withheld 25,137 shares based upon the Company’s closing stock price on the vesting date to settle Mr. Joffe’s minimum statutory obligation for the applicable income and other employment taxes. The Company then remitted cash to the appropriate taxing authorities. Total payment for this tax obligation to the taxing authorities was $163,000 and is reflected as a financing activity within the consolidated statements of cash flows for fiscal year 2013. These net-share settlements had the effect of share repurchases by the Company as they reduced and retired the number of shares that would have otherwise been issued as a result of the vesting and did not represent an expense to the Company.

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

In the event that Mr. Joffe’s employment is terminated by us without Cause (as defined in the New Employment Agreement) or Mr. Joffe voluntarily terminates the New Employment Agreement for Good Reason (as defined in the New Employment Agreement), then we will pay through the later of the date which is two years after the termination date or the last day of the term of the New Employment Agreement: (i) his salary as in effect immediately prior to the termination date; (ii) his average bonus earned for the two years immediately prior to the year in which the New Employment Agreement is terminated (or if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs); (iii) the Benefits; and (iv) reimbursable expenses.

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

On June 12, 2014, the Company and Mr. Joffe entered into Amendment No. 1 to the New Employment Agreement pursuant to which, effective as of July 1, 2014, (i) the last day of Mr. Joffe’s term of employment was changed from August 31, 2015 to July 1, 2019 and (ii) his base salary was increased from $600,000 to $700,000 per year. All other terms and conditions of the New Employment Agreement remain the same.

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

Potential Payments Upon Termination or Change in Control Table

The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreement was terminated on March 31, 2014, the last business day of fiscal 2014. Please refer to “Employment Agreements” for more information.

Benefit	Termination by Company for Cause (1)	Death (2)	Disability (3)	Voluntary Termination by Mr. Joffe for Good Reason or Termination by Company w/o Cause (4)	After Change in Control: Voluntary Termination by Mr. Joffe (5)

Salary Contribution	$-	$-	$-	$1,200,000	$1,200,000
Bonus	$600,000	$600,000	$600,000	$950,200	$950,200
Executive Awards (6)	$-	$361,927	$361,927	$361,927	$361,927
Healthcare	$-	$-	$24,000	$203,660	$-
Automobile Allowance (7)	$-	$-	$-	$36,000	$-
Accrued Vacation Payments	$159,774	$159,774	$159,774	$252,082	$159,774

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus, if any, reimbursable expenses, and benefits owing to him through the day of his termination.

(2)	Mr. Joffe’s employment term will end on the date of his death. Upon such event, Mr. Joffe’s estate will be entitled to receive his accrued salary, bonus, if any, benefits (including accrued but unused vacation time) and reimbursable expenses, owing to Mr. Joffe through the date of his death. In addition, Mr. Joffe’s estate will assume Mr. Joffe’s rights under our equity incentive plans and certain of his rights under his New Employment Agreement.

(3)	If during the employment term, Mr. Joffe is terminated by us as a result of his physical or mental illness or incapacity as determined in accordance with the procedures set forth in the New Employment Agreement, Mr. Joffe will be entitled to receive his accrued salary, bonus, if any, reimbursable expenses, and benefits owing to Mr. Joffe through the date of termination. In addition, Mr. Joffe will be entitled to receive the benefits payable pursuant to a disability insurance policy purchased by Mr. Joffe with the Disability Insurance Payment.

(4)	Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive through the later of the date which is two years after the termination date or August 31, 2015: (i) his salary at the annual rate as in effect immediately prior to the termination date; (ii) his average bonus earned for the two years immediately prior to the year in which his employment agreement is terminated (or if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs); (iii) the benefits; and (iv) reimbursable expenses.

(5)	If a change in control occurs and Mr. Joffe voluntarily terminates his employment agreement for good reason or Mr. Joffe’s employment is terminated by us without cause within two years following a change in control, then Mr. Joffe will be entitled to receive either the severance benefit as described in the next sentence of this footnote or the benefits described in the immediately preceding footnote, whichever is more favorable to Mr. Joffe, and we will pay Mr. Joffe any reimbursable expenses owed to him through the termination date. The severance benefit will be equal to (i) two times Mr. Joffe’s salary at the annual rate in effect immediately prior to the date of the change in control plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the change in control occurs.

(6)	Upon the termination of his employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any Executive Awards under our 2010 Incentive Plan which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such Executive Award. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all Executive Awards which were not fully vested at March 31, 2014. Executive Awards include incentive stock options and nonqualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, stock payments, deferred stock, deferred stock units, SARs and cash awards.

(7)	Mr. Joffe is entitled to receive an automobile allowance in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.

Equity Based Employee Benefit Plans

2010 Incentive Award Plan. On December 10, 2010, our Board of Directors approved our 2010 Incentive Award Plan (the “Original 2010 Plan”). On January 14, 2011, our shareholders approved the Original 2010 Plan. On February 25, 2013, our Board of Directors approved our Amended and Restated 2010 Incentive Award Plan (the “Amended and Restated 2010 Plan”). On March 28, 2013, our shareholders approved the Amended and Restated 2010 Plan. On February 23, 2014, our Board of Directors approved our Second Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”). On March 31, 2014, our shareholders approved the 2010 Plan. The purpose of the 2010 Plan is to enhance the value of our Company and promote our success by linking the individual interests of our employees to the interests of our shareholders and by providing our employees with an incentive for outstanding performance to generate superior returns to our shareholders. The 2010 Plan is also intended to provide the Company with flexibility in its ability to motivate, attract, and retain the services of employees upon whose judgment, interest, and performance our success is largely dependent. The 2010 Plan does not provide for awards to non-employee directors or consultants of the Company.

Eligibility; Administration. Employees of our Company or any of its affiliates are eligible to receive awards under the 2010 Plan. The 2010 Plan is administered by our Compensation Committee, which may delegate its duties and responsibilities to subcommittees of our directors and/or officers, subject to certain limitations that may be imposed under applicable law or regulation, including Section 162(m) of the Code, Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator has the authority to grant and set the terms of all awards under, make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, the 2010 Plan, subject to its express terms and conditions.

Limitation on Awards and Shares Available. An aggregate of 2,750,000 shares of our common stock are available for issuance under awards granted pursuant to the 2010 Plan, which shares may be treasury shares, authorized but unissued shares, or shares purchased in the open market. The number of authorized shares will be reduced by 1 share for each share issued pursuant to a stock option or stock appreciation right (“SAR”) and by 2.5 shares for each share subject to a “full-value” equity award (which generally includes awards other than stock options and SARs, such as restricted stock and restricted stock units).

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

Plan Amendment and Termination. The Board of Directors may amend or terminate the 2010 Plan at any time; however, except in connection with certain changes in capital structure, shareholder approval will be required for any amendment that increases the number of shares available under the 2010 Plan or “reprices” any stock option or SAR (including any grant of cash or another award in respect of any stock option or SAR when the option or SAR price per share exceeds the fair market value of the underlying shares). No award may be granted pursuant to the 2010 Plan after the tenth anniversary of the date on which we adopted the 2010 Plan.

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

2003 Long-Term Incentive Plan. Upon the receipt of the approval of our shareholders of the Original 2010 Plan, the 2010 Plan replaced our 2003 Long-Term Incentive Plan on January 14, 2011 and no further grants of awards under can be made under the 2003 Long-Term Incentive Plan.

2003 Non-Employee Director Stock Option Plan. The purpose of our 2003 Non-Employee Director Stock Option Plan (the “Non-Employee Director Stock Option Plan”) is to foster and promote our long-term financial success and interests and to materially increase the value of the equity interests in the Company by: (a) increasing our ability to attract and retain talented men and women to serve on our Board of Directors, (b) increasing the incentives that these non-employee directors have to help us succeed and (c) providing our non-employee directors with an increased opportunity to share in our long-term growth and financial success.

Under the Non-Employee Director Stock Option Plan, each non-employee director was granted options to purchase 25,000 shares of our common stock upon their election to our Board of Directors. In addition, each non-employee director was awarded an option to purchase an additional 3,000 shares of our common stock for each full year of service on our Board of Directors. The exercise price for each of these options was equal to the fair market value of our common stock on the date the option was granted. The exercise price of an option was payable only in cash or an equivalent acceptable to our Compensation Committee. The Non-Employee Director Stock Option Plan also permitted the “cashless” exercise of options granted under the Non-Employee Director Stock Option Plan. Options awarded under the Non-Employee Director Stock Option Plan were not transferable other than as designated by the grantee by will or by the laws of descent and distribution unless otherwise provided in the option agreements pursuant to which such Options were awarded. Other than the options described in this paragraph, no non-employee director shall be eligible to receive any equity interest in the Company in consideration of such non-employee director’s service on our board.

Each of these options have a ten-year term. One-third of the options will be exercisable immediately upon grant, and one-half of the remaining portion of each option grant will vest and become exercisable on the first and second anniversary dates of the date of grant. Any options which remain unvested at the time a non-employee director’s service as a member of our board terminates shall terminate upon such termination of service unless such termination results from such non-employee director’s death or occurs upon a change of control, in which case all of such unvested options shall immediately vest upon such death or Change of Control (as defined in the Non-Employee Director Stock Option Plan). In the event of a Change of Control (as defined in the Non-Employee Director Stock Option Plan), we may, after notice to the grantee, require the grantee to “cash out” his rights by transferring them to the Company in exchange for their equivalent “cash value.”

A total of 275,000 shares of common stock were reserved for grants of stock options under the Non-Employee Director Stock Option Plan. In March 2014, the Non-Employee Director Stock Option Plan was replaced and the Company will not make any further grants under this plan.

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

2014 Non-Employee Director Incentive Award Plan. On February 23, 2014, our Board of Directors approved our 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”). On March 31, 2014, our shareholders approved the 2014 Plan. The purpose of the 2014 Plan is to enhance our value and promote our success by linking the individual interests of non-employee directors to the interests of our shareholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to our shareholders. The 2014 Plan is also intended to provide us with flexibility in our ability to motivate, attract, and retain the services of such individuals upon whose judgment, interest, and performance our success is largely dependent. The 2014 Plan does not provide for awards to employees or consultants of the Company. The 2014 Plan is approved supersedes and replaces our 2004 Non-Employee Director Stock Option Plan in its entirety.

Director Equity Compensation Policy

As contemplated by the 2014 Plan, the Board adopted a director equity compensation policy (the “Policy”) upon effectiveness of the 2014 Plan. The Board may, at any time and from time to time, terminate, modify, amend or suspend the Policy; provided, however, that, without the prior consent of the Non-Employee Directors, no such action may adversely affect any rights or obligations with respect to any earned but unpaid Awards hereunder, whether or not the amounts of such Awards have been computed and whether or not such Awards are then payable. Each equity award described in the Policy shall be subject to the terms and conditions of the Plan and the applicable Award Agreement.

Under the 2014 Plan, upon a Non-Employee Director’s initial election or appointment (as applicable) to the Board on or after the effective date of the 2014 Plan, such Non-Employee Director shall automatically be granted, without further action by the Company, the Board, or the Company’s stockholders, an award of Restricted Stock Units (as defined in the 2014 Plan) to acquire a number of shares of Common Stock (rounded down to the nearest whole number) equal to the quotient obtained by dividing (i) $100,000 by (ii) the Fair Market Value (as defined in the 2014 Plan) of a share of Common Stock on the date of grant (rounded down to the nearest two decimal places) (each such grant, an “Initial RSU Award”). On the date of each annual meeting of the Company’s stockholders to occur on or after the effective date of the 2014 Plan, each Non-Employee Director shall automatically be granted, without further action by the Company, the Board, or the Company’s stockholders, an award of Restricted Stock Units to acquire a number of shares of Common Stock (rounded down to the nearest whole number) equal to the quotient obtained by dividing (i) $50,000 by (ii) the Fair Market Value (as defined in the 2014 Plan) of a share of Common Stock on the date of grant (rounded down to the nearest two decimal places) (each such grant, an “Annual RSU Award” and, together with the Initial RSU Awards, the “RSU Awards”).

One-third (1/3rd) of each RSU Award will vest on each of the first (1st), second (2nd) and third (3rd) anniversaries of the date of grant, subject to the holder’s continued status as a Non-Employee Director through each applicable vesting date; provided, however, that each RSU Award will vest in full (to the extent then-unvested) upon the holder’s Termination of Service (as defined in the 2014 Plan) due to his or her death.  In addition, each RSU Award will vest in full immediately prior to a Change in Control (as defined in the 2014 Plan), subject to the holder’s continued status as a Non-Employee Director through at least immediately prior to such Change in Control (as defined in the 2014 Plan).

Description of the 2014 Plan

Eligibility; Administration

A Director of the Company who is not an officer or other employee (as determined in accordance with Section 3401(c) of the Code and the Treasury Regulations thereunder) of the Company or of any Affiliate (each “Non-Employee Director”) will be eligible to receive awards under our 2014 Plan. As of February 19, 2014, six Non-Employee Directors are eligible to participate in the 2014 Plan. Our 2014 Plan will be administered by our Board, which may delegate its duties and responsibilities to committees of our directors and/or officers, subject to certain limitations that may be imposed under applicable law or regulation, including Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator will have the authority to grant and set the terms of all awards under, make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, our 2014 Plan, subject to its express terms and conditions.

Under our 2014 Plan, an aggregate of 342,000 shares of our common stock are available for issuance under awards granted pursuant to our 2014 Plan, which shares may be treasury shares, authorized but unissued shares, or shares purchased in the open market. The number of authorized shares will be reduced by 1 share for each share issued pursuant to a stock option or SAR and by 1.7 shares for each share subject to a “full-value” equity award (which generally includes awards other than stock options and SARs, such as restricted stock and restricted stock units).

Our 2014 Plan provides for the grant of nonqualified stock options (“NSOs”), restricted stock, restricted stock units (“RSUs”), performance awards, dividend equivalent rights, stock payments, deferred stock, deferred stock units and SARs. Certain awards under our 2014 Plan may constitute or provide for a deferral of compensation, subject to Section 409A of the Code, which may impose additional requirements on the terms and conditions of such awards. All awards will be set forth in award agreements, which will detail all terms and conditions of the awards, including any applicable vesting and payment terms. Awards will generally be settled in shares of our common stock, but the plan administrator may provide for cash settlement of any award. A brief description of each award type follows.

•	Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant, except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to stock options, may include continued service, performance and/or other conditions.

•	Stock Appreciation Rights. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs, and may include continued service, performance and/or other conditions.

•	Restricted Stock; Deferred Stock; RSUs; Performance Awards. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. For shares of restricted stock with performance-based vesting, dividends which are paid prior to vesting will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the shares vest. Deferred stock and RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying these awards may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Performance awards are contractual rights to receive a range of shares of our common stock, cash, or a combination of cash and shares, in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to restricted stock, deferred stock, RSUs and performance shares may be based on continuing service with us or our affiliates, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

•	Stock Payments. Stock payments are awards of fully vested shares of our common stock that may, but need not be, made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards.

•	Dividend Equivalent Rights. Dividend equivalent rights represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payments dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator. Dividend equivalents with respect to an award with performance-based vesting that are based on dividends paid prior to the vesting of such award will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the award vests.

Performance Awards. All awards may be granted as performance awards (in addition to those identified above as performance awards), meaning that any such award will be subject to vesting and/or payment based on the attainment of specified performance goals.

Certain Transactions. The plan administrator has broad discretion to equitably adjust the provisions of our 2014 Plan, as well as the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our common stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our shareholders known as “equity restructurings,” the plan administrator will make equitable adjustments to our 2014 Plan and outstanding awards. In the event of a change in control of the company (as defined in our 2014 Plan), the surviving entity must assume outstanding awards or substitute economically equivalent awards for such outstanding awards; however, if the surviving entity refuses to assume or substitute for outstanding awards, then the administrator may cause all awards will vest in full immediately prior to the transaction. If the surviving entity assumes or substitutes for outstanding awards, and a participant undergoes a termination of employment by reason of “Involuntary Termination” or “Good Reason” (both as defined in our 2014 Plan) on or within two years following the change in control, then all of the participant’s awards assumed or substituted for will vest in full. Individual award agreements may provide for additional accelerated vesting and payment provisions.

Foreign Participants; Transferability; Participant Payments. The plan administrator may modify award terms, establish sub-plans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. With limited exceptions for estate planning, domestic relations orders, certain beneficiary designations and the laws of descent and distribution, awards under our 2014 Plan are generally non-transferable prior to vesting and are exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under our 2014 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Plan Amendment and Termination. The Board may amend or terminate our 2014 Plan at any time; however, except in connection with certain changes in capital structure, shareholder approval will be required for any amendment that increases the number of shares available under our 2014 Plan or “reprices” any stock option or SAR (including any grant of cash or another award in respect of any stock option or SAR when the option or SAR price per share exceeds the fair market value of the underlying shares). No award may be granted pursuant to the 2010 Plan after the tenth anniversary of the date on which we adopt our 2014 Plan.

2014 Plan Federal Income Tax Consequences

The following is a general summary under current law of the material federal income tax consequences to participants in our 2014 Plan. This summary deals with the general tax principles that apply and is provided only for general information. Some kinds of taxes, such as state, local and foreign income taxes, are not discussed.

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

If we comply with applicable reporting requirements, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Restricted Stock. A grantee who is awarded shares of restricted stock will not recognize any taxable income for federal income tax purposes in the year of the award, provided that the shares of common stock are subject to restrictions requiring the restricted stock to be nontransferable and subject to a substantial risk of forfeiture. However, the grantee may elect under Section 83(b) of the Code to recognize compensation income in the year of the award in an amount equal to the fair market value of the common stock on the date of the award, less the purchase price, if any, determined without regard to the restrictions. If the grantee does not make such a Section 83(b) election, the fair market value of the common stock on the date the restrictions lapse, less the purchase price, if any, will be treated as compensation income to the grantee and will be taxable in the year the restrictions lapse. If we comply with applicable reporting requirements, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Restricted Stock Units. There are no immediate tax consequences of receiving an award of restricted stock units under our 2014 Plan. A grantee who is awarded restricted stock units will be required to recognize ordinary income in an amount equal to the fair market value of shares issued to such grantee at the end of the restriction period or, if later, the date on which shares are delivered in respect of the RSUs. If the delivery date of the shares is deferred more than a short period after vesting, employment taxes will be due in the year of vesting. If we comply with applicable reporting requirements, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Dividend Equivalent Awards. Grantees who receive dividend equivalent awards will be required to recognize ordinary income equal to the amount distributed to the grantee pursuant to the award. If we comply with applicable reporting requirements, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Stock Appreciation Rights. There are no immediate tax consequences of receiving an award of SARs under the Incentive Award Plan. Upon exercising a SAR, a grantee will recognize ordinary income in an amount equal to the difference between the exercise price and the fair market value of the common stock on the date of exercise. If we comply with applicable reporting requirements, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Performance Share Awards. Grantees who receive performance share awards generally will not realize taxable income at the time of the grant of the performance shares, and we will not be entitled to a deduction at that time. When the award is paid, whether in cash or common stock, the grantee will have ordinary income, and, if we comply with applicable reporting requirements, we will be entitled to a corresponding deduction.

Stock Payment Awards. Grantees who receive a stock payment in lieu of a cash payment that would otherwise have been made will be taxed as if the cash payment has been received, and, if we comply with applicable reporting requirements, we will have a deduction in the same amount.

Deferred Stock. A grantee receiving deferred stock generally will not have taxable income upon the issuance of the deferred stock and we will not then be entitled to a deduction. However, when shares underlying the deferred stock are issued to the grantee, he or she will realize ordinary income and, if we comply with applicable reporting requirements, we will be entitled to a deduction in an amount equal to the difference between the fair market value of the shares at the date of issuance over the purchase price, if any, paid for the deferred stock. Employment taxes with respect to these awards will generally be due in the year of vesting

Performance Awards. The award of a performance or annual incentive award will have no federal income tax consequences for us or for the grantee. The payment of the award is taxable to a grantee as ordinary income. If we comply with applicable reporting requirements, we will be entitled to a business expense deduction in the same amount and generally at the same time as the grantee recognizes ordinary income.

Section 409A of the Code. Certain types of awards under our 2014 Plan, including, but not limited to RSUs and deferred stock, may constitute, or provide for, a deferral of compensation subject to Section 409A of the Code. Unless certain requirements set forth in Section 409A of the Code are complied with, holders of such awards may be taxed earlier than would otherwise be the case (e.g., at the time of vesting instead of the time of payment) and may be subject to an additional 20% penalty tax (and, potentially, certain interest penalties). To the extent applicable, our 2014 Plan and awards granted under our 2014 Plan are intended to be structured and interpreted to comply with Section 409A of the Code and the Department of Treasury regulations and other interpretive guidance that may be issued under Section 409A of the Code.

2014 Director Compensation

We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in fiscal 2014. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. In addition, our compensation arrangement with Mel Marks reflects his 52 years of relevant experience in the industry and our Company. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in fiscal 2014.

Name	Fees Earned or Paid in Cash	Stock Awards	Option Awards (1)	All Other Compensation	Total

Philip Gay	$90,000	$-	$27,510	$-	$117,510
Rudolph Borneo	$64,500	$-	$27,510	$-	$92,010
Scott J. Adelson	$46,000	$-	$9,030	$-	$55,030
Duane Miller	$64,500	$-	$8,716	$-	$73,216
Jeffrey Mirvis	$62,500	$-	$31,308	$-	$93,808
Mel Marks	$52,000	$-	$-		$52,000

(1)	Option award amounts reflect the aggregate grant date fair value of option awards.

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

Under our Non-Employee Director Stock Option Plan, each non-employee director is granted options to purchase 25,000 shares of our common stock upon their election to our Board of Directors. In addition, each non-employee director, other than Mr. Marks, is awarded an option under our Non-Employee Director Stock Option Plan to purchase an additional 3,000 shares of our common stock for each full year of service on our Board of Directors.

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

Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of July 21, 2014, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 15,086,888 shares of common stock outstanding as of July 21, 2014.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 21, 2014 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

	Amount and Nature of	Percent of
Name and Address of Beneficial Shareholder	Beneficial Ownership (1)	Class
	(2)
Selwyn Joffe (3)	800,695	5.0%
Mel Marks (4	248,990	1.6
Scott Adelson (5)	50,776	*
Rudolph Borneo (6)	45,776	*
Philip Gay (7)	25,776	*
Duane Miller (8)	41,776	*
Jeffrey Mirvis (9)	41,776	*
Doug Schooner (10)	29,958	*
Steve Kratz (11)	50,800	*
Michael Umansky (12)	15,900	*
David Lee (13)	52,367	*
Kevin Daly (14)	28,433	*
Directors and executive officers as a group — 12 persons (15)	1,433,023	9.2%

* Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)	Based on information contained in filings made by such stockholders with the SEC on as reported in each such stockholder's most recent Schedule 13F filing, there were no beneficial shareholders owning over 5%. Since there may have been subsequent purchases or sales of securities, this information may not reflect the current holdings by these stockholders.

(3)	Includes 400,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan; 219,733 shares issuable upon exercise of options under the 2010 Plan; and 98,189 shares of unvested Restricted Stock issued under the 2010 Plan.

(4)	Includes 1,776 shares of unvested Restricted Stock issued under the 2014 Plan.

(5)	Includes 39,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Stock Option Plan; and 1,776 shares of unvested Restricted Stock issued under the 2014 Plan.

(6)	Includes 24,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Stock Option Plan; and 1,776 shares of unvested Restricted Stock issued under the 2014 Plan.

(7)	Represents 24,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Stock Option Plan; and 1,776 shares of unvested Restricted Stock issued under the 2014 Plan.

(8)	Represents 39,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Stock Option Plan; and 1,776 shares of unvested Restricted Stock issued under the 2014 Plan.

(9)	Includes 37,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Stock Option Plan; and 1,776 shares of unvested Restricted Stock issued under the 2014 Plan.

(10)	Represents 19,166 shares issuable upon exercise of currently exercisable options under the 2010 Plan and includes 92 shares of common stock held by The Schooner 2003 Family Trust. Mr. Schooner expressly disclaims ownership of the shares held by The Schooner 2003 Family Trust; and 10,700 shares of unvested Restricted Stock issued under the 2010 Plan.

(11)	Represents 32,900 shares issuable upon exercise of currently exercisable options under the 2010 Plan; and 17,900 shares of unvested Restricted Stock issued under the 2010 Plan.

(12)	Represents 5,000 shares issuable upon exercise of currently exercisable options under the 2010 Plan; and 10,900 shares of unvested Restricted Stock issued under the 2010 Plan.

(13)	Includes 7,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan; 27,567 shares issuable upon exercise of currently exercisable options under the 2010 Plan; and 15,300 shares of unvested Restricted Stock issued under the 2010 Plan.

(14)	Includes 2,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan; 14,733 shares issuable upon exercise of currently exercisable options under the 2010 Plan; and 8,200 shares of unvested Restricted Stock issued under the 2010 Plan.

(15)	Includes 410,000 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; 319,099 shares issuable upon exercise of currently exercisable options granted under the 2010 Incentive Award Plan; 161,189 shares of unvested Restricted Stock issued under the 2010 Plan; 163,000 shares issuable upon exercise of currently exercisable options granted under the Non-Employee Director Stock Option Plan; and 10,656 shares of unvested Restricted Stock issued under the 2014 Plan.

Information regarding our securities authorized for issuance under our equity compensation plan is found in Item 5 “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities-Equity Compensation Plan Information.”

Item 13. Certain Relationships and Related Transactions, and Director Independence

We had a consulting agreement with Mel Marks, our founder and member of our Board of Directors, which was terminated on March 31, 2013. We paid Mr. Marks a consulting fee of $350,000 per year under this arrangement. In connection with the termination of this arrangement, we agreed to pay Mr. Marks $300,000 ratably on a monthly basis during fiscal 2014 in addition to a final one-time payment of $350,000.We have also agreed to pay Mr. Gay, a member of our Board of Directors, $90,000 per year for his service as a member of our Board of Directors and Chairman of our Audit Committee. For additional information, see the discussion under the caption “Executive Compensation” “2014 Director Compensation.”

During fiscal 2014, the Company paid Houlihan Lokey Howard & Zukin Capital, Inc. $304,000 in connection with the restructuring of the discontinued subsidiary. Scott J. Adelson, a member of the Company’s Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital Inc.

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the total fees we paid to our independent certified public accountants, Ernst & Young LLP, for professional services provided during the following fiscal years ended March 31:

	2014	2013	2012
Audit Fees	$1,564,000	$2,519,000	$3,553,000
Audit Related Fees	-	13,000	-
Tax Fees	542,000	283,000	346,000
All Other Fees	-	-	85,000

Total	$2,106,000	$2,815,000	$3,984,000

Audit fees in fiscal 2014, 2013 and 2012 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, and (iii) audit of internal control over financial reporting.

Tax fees in fiscal 2014 related primarily to the preparation of federal and state tax returns, impairment analysis, and federal and state examinations. Tax fees in fiscal 2013 related primarily to the preparation of federal and state tax returns, transfer pricing, impairment analysis, and other state income tax research. Tax fees in fiscal 2012 related primarily to our acquisition, the preparation of federal and state tax returns, transfer pricing, and other state income tax research.

Other fees billed in fiscal 2012 consisted of professional services for due diligence work related to our acquisitions.

Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2014, 2013 and 2012 were pre-approved by the Audit Committee.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: July 29, 2014	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: July 29, 2014	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	July 29, 2014
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	July 29, 2014
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	July 29, 2014
Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	July 29, 2014
Mel Marks

/s/ Scott Adelson	Director	July 29, 2014
Scott Adelson

/s/ Rudolph Borneo	Director	July 29, 2014
Rudolph Borneo

/s/ Philip Gay	Director	July 29, 2014
Philip Gay

/s/ Duane Miller	Director	July 29, 2014
Duane Miller

/s/ Jeffrey Mirvis	Director	July 29, 2014
Jeffrey Mirvis