Form 10-Q
period 2014-06-30
MOTORCAR PARTS AMERICA INC
filed 2014-08-11
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

There were 15,086,888 shares of Common Stock outstanding at August 4, 2014.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2014	March 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash	$24,692,000	$24,599,000
Short-term investments	549,000	521,000
Accounts receivable — net	7,955,000	22,283,000
Inventory— net	47,471,000	47,246,000
Inventory unreturned	7,328,000	7,534,000
Deferred income taxes	18,864,000	18,767,000
Prepaid expenses and other current assets	3,532,000	4,316,000
Total current assets	110,391,000	125,266,000
Plant and equipment — net	11,224,000	11,025,000
Long-term core inventory — net	149,420,000	143,476,000
Long-term core inventory deposits	29,638,000	29,375,000
Long-term deferred income taxes	2,630,000	2,614,000
Intangible assets — net	3,064,000	3,244,000
Other assets	3,910,000	3,853,000
TOTAL ASSETS	$310,277,000	$318,853,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$51,721,000	$59,509,000
Accrued liabilities	5,310,000	8,316,000
Customer finished goods returns accrual	15,387,000	16,251,000
Revolving loan	10,000,000	10,000,000
Other current liabilities	2,499,000	1,270,000
Current portion of term loan	7,843,000	7,843,000
Total current liabilities	92,760,000	103,189,000
Term loan, less current portion	77,640,000	79,434,000
Deferred core revenue	15,115,000	15,065,000
Other liabilities	10,443,000	11,529,000
Total liabilities	195,958,000	209,217,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 15,082,645 and 15,067,645 shares issued and outstanding at June 30, 2014 and March 31, 2014, respectively	151,000	151,000
Additional paid-in capital	121,232,000	120,553,000
Accumulated other comprehensive loss	(822,000)	(877,000)
Accumulated deficit	(6,242,000)	(10,191,000)
Total shareholders' equity	114,319,000	109,636,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$310,277,000	$318,853,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Net sales	$62,975,000	$50,245,000
Cost of goods sold	45,159,000	34,231,000
Gross profit	17,816,000	16,014,000
Operating expenses:
General and administrative	5,392,000	9,632,000
Sales and marketing	1,826,000	1,731,000
Research and development	522,000	549,000
Total operating expenses	7,740,000	11,912,000
Operating income	10,076,000	4,102,000
Interest expense, net	3,413,000	3,925,000
Income from continuing operations before income tax expense	6,663,000	177,000
Income tax expense	2,714,000	74,000
Income from continuing operations	3,949,000	103,000
Income from discontinued operations	-	100,877,000
Net income	$3,949,000	$100,980,000

Basic net income per share from continuing operations	$0.26	$0.01
Basic net income per share from discontinued operations	-	6.97
Basic net income per share	$0.26	$6.98

Diluted net income per share from continuing operations	$0.25	$0.01
Diluted net income per share from discontinued operations	-	6.90
Diluted net income per share	$0.25	$6.91
Weighted average number of shares outstanding:
Basic	15,082,818	14,460,979
Diluted	15,921,367	14,609,464

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	June 30,
	2014	2013
Net income	$3,949,000	$100,980,000
Other comprehensive income, net of tax:
Unrealized gain on short-term investments (net of tax of $7,000 and $0)	10,000	-
Foreign currency translation gain	45,000	12,000
Total other comprehensive income, net of tax	55,000	12,000
Comprehensive income	$4,004,000	$100,992,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended
	June 30,
Cash flows from operating activities:	2014	2013
Net income	$3,949,000	$100,980,000
Less income from discontinued operations	-	100,877,000
Income from continuing operations	3,949,000	103,000
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	453,000	541,000
Amortization of intangible assets	180,000	192,000
Amortization of debt issuance costs	419,000	453,000
(Gain) loss due to change in fair value of warrant liability	(1,114,000)	1,570,000
Provision for inventory reserves	735,000	511,000
Net recovery of customer payment discrepancies	(25,000)	(47,000)
Net (recovery of) provision for doubtful accounts	(13,000)	65,000
Deferred income taxes	(114,000)	13,000
Share-based compensation expense	498,000	125,000
Changes in current assets and liabilities:
Accounts receivable	14,367,000	3,937,000
Inventory	(235,000)	1,297,000
Inventory unreturned	206,000	(551,000)
Prepaid expenses and other current assets	738,000	(1,328,000)
Other assets	(118,000)	(118,000)
Accounts payable and accrued liabilities	(10,804,000)	(5,371,000)
Customer finished goods returns accrual	(863,000)	256,000
Deferred core revenue	50,000	158,000
Long-term core inventory	(6,668,000)	(4,799,000)
Long-term core inventory deposits	(263,000)	(195,000)
Other liabilities	1,259,000	116,000
Net cash provided by (used in) operating activities from continuing operations	2,637,000	(3,072,000)
Net cash provided by operating activities from discontinued operations	-	979,000
Net cash provided by (used in) operating activities	2,637,000	(2,093,000)
Cash flows from investing activities:
Purchase of plant and equipment	(610,000)	(381,000)
Change in short term investments	(11,000)	(10,000)
Net cash used in investing activities from continuing operations	(621,000)	(391,000)
Net cash used in investing activities from discontinued operations	-	(295,000)
Net cash used in investing activities	(621,000)	(686,000)
Cash flows from financing activities:
Repayments of term loan	(2,100,000)	(600,000)
Payments on capital lease obligations	(13,000)	(64,000)
Exercise of stock options	180,000	-
Net cash used in financing activities from continuing operations	(1,933,000)	(664,000)
Net cash used in financing activities from discontinued operations	-	(772,000)
Net cash used in financing activities	(1,933,000)	(1,436,000)
Effect of exchange rate changes on cash	10,000	(28,000)
Net increase (decrease) in cash	93,000	(4,243,000)
Cash — Beginning of period from continuing operations	24,599,000	19,346,000
Cash — Beginning of period from discontinued operations	-	88,000
Cash — End of period	$24,692,000	$15,191,000
Less Cash — End of period from discontinued operations	-	-
Cash — End of period from continuing operations	$24,692,000	$15,191,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,030,000	$3,473,000
Income taxes, net of refunds	200,000	98,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2014
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2014, as amended by the Form 10-K/A filed with the SEC on July 29, 2014.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers. The Company’s products include rotating electrical products such as alternators and starters and wheel hub assemblies and bearings.

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

The Company has two operating segments: (i) wheel hub assemblies and bearings and (ii) rotating electrical products which consist of alternators and starters.  Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for segment reporting the Company has determined that these operating segments meet the criteria for aggregation and accordingly the Company has one reportable segment for purposes of recording and reporting its financial results.

2. Discontinued Operations

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

In May 2013, FAPL appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, the Company deconsolidated the assets and liabilities of Fenco from its consolidated financial statements effective May 31, 2013. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. As a result of the loss of control of Fenco and the subsequent filing of the petition for relief under the Bankruptcy Code, Fenco had effectively been disposed of and the Company did not and does not retain any continuing involvement in the operations of Fenco. The Company may be subject to claims relating to the bankruptcy (see Note 15).

The Company’s income from discontinued operations was $100,877,000 during the three months ended June 30, 2013 and consisted of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000, and (iii) net sales of approximately $14,140,000 and the resulting loss of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

3. Intangible Assets

The following is a summary of the intangible assets subject to amortization at June 30, 2014 and March 31, 2014:

		June 30, 2014		March 31, 2014
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$402,000	$553,000	$391,000
Customer relationships	12 years	6,464,000	3,554,000	6,464,000	3,393,000
Non-compete agreements	5 years	257,000	254,000	257,000	246,000
Total	11 years	$7,274,000	$4,210,000	$7,274,000	$4,030,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended
	June 30,
	2014	2013
Amortization expense	$180,000	$192,000

The estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2015 - remaining nine months	$490,000
2016	349,000
2017	266,000
2018	266,000
2019	266,000
Thereafter	1,427,000
Total	$3,064,000

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

Accounts receivable — net is comprised of the following:

	June 30, 2014	March 31, 2014
Accounts receivable — trade	$44,341,000	$58,766,000
Allowance for bad debts	(841,000)	(854,000)
Customer allowances earned	(7,554,000)	(9,088,000)
Customer payment discrepancies	(415,000)	(577,000)
Customer returns RGA issued	(5,134,000)	(5,809,000)
Customer core returns accruals	(22,442,000)	(20,155,000)
Less: total accounts receivable offset accounts	(36,386,000)	(36,483,000)
Total accounts receivable — net	$7,955,000	$22,283,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At June 30, 2014 and March 31, 2014, the Company’s total warranty return accrual was $7,048,000 and $8,039,000, respectively, of which $2,433,000 and $2,407,000 was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $4,615,000 and $5,632,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

Change in the Company’s warranty return accrual for continuing operations is as follows:

	Three Months Ended
	June 30,
	2014	2013
Balance at beginning of period	$8,039,000	$6,205,000
Charged to expense	13,007,000	11,368,000
Amounts processed	(13,998,000)	(12,271,000)
Balance at end of period	$7,048,000	$5,302,000

5. Inventory

Inventory is comprised of the following:

	June 30, 2014	March 31, 2014
Non-core inventory
Raw materials	$18,084,000	$18,787,000
Work-in-process	239,000	124,000
Finished goods	30,902,000	30,197,000
	49,225,000	49,108,000
Less allowance for excess and obsolete inventory	(1,754,000)	(1,862,000)
Total	$47,471,000	$47,246,000

Inventory unreturned	$7,328,000	$7,534,000
Long-term core inventory
Used cores held at the Company's facilities	$25,142,000	$23,718,000
Used cores expected to be returned by customers	5,857,000	6,160,000
Remanufactured cores held in finished goods	20,139,000	18,093,000
Remanufactured cores held at customers' locations	98,936,000	96,351,000
	150,074,000	144,322,000
Less allowance for excess and obsolete inventory	(654,000)	(846,000)
Total	$149,420,000	$143,476,000

Long-term core inventory deposits	$29,638,000	$29,375,000

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales from continuing operations:

	Three Months Ended
	June 30,
Sales	2014	2013
Customer A	53%	44%
Customer B	22%	25%
Customer C	5%	10%
Customer D	3%	5%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	June 30, 2014	March 31, 2014
Customer A	30%	46%
Customer B	25%	12%
Customer C	8%	7%
Customer D	10%	10%

The Company’s largest supplier accounted for 13% of inventory purchases for the three months ended June 30, 2014. No suppliers accounted for more than 10% of inventory purchases for the three months ended June 30, 2013.

7. Debt

The Company has the following credit agreements.

Financing Agreement

The Company is party to a financing agreement, as amended, (the “Financing Agreement”) with a syndicate of lenders, Cerberus Business Finance, LLC (“Cerberus”), as collateral agent, and PNC Bank, National Association, as administrative agent. The loans made thereunder (the “Loans”) consist of: (i) term loans aggregating $95,000,000 (the “Term Loans”) and (ii) revolving loans of up to $30,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Loans”). The Loans mature on November 6, 2018. In connection with the Financing Agreement, the lenders were granted a security interest in substantially all of the assets of the Company. In addition, the Company has the right, subject to meeting certain conditions, to repurchase up to $10,000,000 of the Company’s equity interests.

In June 2014, the Company entered into a first amendment to the Financing Agreement (the “First Amendment”), pursuant to which (i) the Revolving Loans were increased by $10,000,000 to $40,000,000 (the “Amended Revolving Loans”), (ii) the maximum amount of capital expenditures was increased to $7,000,000 for fiscal 2015, and $4,000,000 for each of fiscal 2016 and 2017, and (iii) certain other amendments and modifications were made.

The Term Loans require quarterly principal payments of $2,100,000 per quarter and bear interest at rates equal to, at the Company’s option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on the Company’s Term Loans using the LIBOR option was 6.75% at June 30, 2014 and March 31, 2014, respectively. The interest rate on the Company’s revolving loans using the LIBOR option was 2.66% at June 30, 2014 and March 31, 2014, respectively.

The following summarizes information about the Company’s Term Loans at:

	June 30, 2014	March 31, 2014
Principal amount of term loan	$90,800,000	$92,900,000
Unamortized financing fees	(5,317,000)	(5,623,000)
Net carrying amount of term loan	$85,483,000	$87,277,000
Less current portion of term loan	(7,843,000)	(7,843,000)
Long-term portion of term loan	$77,640,000	$79,434,000

Future repayments of the Company’s Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2015 - remaining nine months	$6,300,000
2016	8,400,000
2017	8,400,000
2018	8,400,000
2019	59,300,000
Total payments	$90,800,000

The Company may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Term Loans in whole or in part, but such prepayments are subject to a prepayment penalty of 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Term Loans through January 18, 2015.

The Financing Agreement, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants as of June 30, 2014.

The Company had borrowed $10,000,000 under the revolving loans at June 30, 2014 and March 31, 2014, respectively. In addition, the Company had reserved $476,000 for standby letters of credit for workers’ compensation insurance and $917,000 for commercial letters of credit as of June 30, 2014. As of June 30, 2014, $28,607,000, subject to certain adjustments, was available under the Amended Revolving Loans.

WX Agreement

In August 2012, the Company entered into a Revolving Credit/Strategic Cooperation Agreement (the “WX Agreement”) with Wanxiang America Corporation (the “Supplier”) and the discontinued subsidiary. Under the terms of the WX Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by the discontinued subsidiary. In connection with the WX Agreement, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price.

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $8,933,000 and $10,047,000 at June 30, 2014 and March 31, 2014, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2014 and March 31, 2014. During the three months ended June 30, 2014 and 2013, a gain of $1,114,000 and a loss of $1,140,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs for continuing operations:

	Three Months Ended
	June 30,
	2014	2013
Receivables discounted	$68,608,000	$44,208,000
Weighted average days	337	332
Annualized weighted average discount rate	2.0%	2.4%
Amount of discount as interest expense	$1,292,000	$978,000

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

The following presents a reconciliation of basic and diluted net income per share.

	Three Months Ended
	June 30,
	2014	2013
Income from continuing operations	$3,949,000	$103,000
Income from discontinued operations	-	100,877,000
Net income	$3,949,000	$100,980,000

Basic shares	15,082,818	14,460,979
Effect of dilutive stock options and warrants	838,549	148,485
Diluted shares	15,921,367	14,609,464
Net income per share:
Basic net income per share from continuing operations	$0.26	$0.01
Basic net income per share from discontinued operations	-	6.97
Basic net income per share	$0.26	$6.98

Diluted net income per share from continuing operations	$0.25	$0.01
Diluted net income per share from discontinued operations	-	6.90
Diluted net income per share	$0.25	$6.91

The effect of dilutive options excludes 1,837 shares subject to options with an exercise price of $25.51 per share for the three months ended June 30, 2014 — which were anti-dilutive. The effect of dilutive options and warrants excludes 1,116,534 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $7.27 to $15.06 per share for the three months ended June 30, 2013— all of which were anti-dilutive.

10. Income Taxes

The Company recorded income tax expenses from continuing operations for the three months ended June 30, 2014 and 2013, of $2,714,000, or an effective tax rate of 40.7%, and $74,000, or an effective tax rate of 41.8%, respectively. The income tax rates were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.  In addition, the Company’s income tax rates for three months ended June 30, 2014 were positively impacted by a non-taxable gain in connection with the fair value adjustment on the warrants compared to a non-deductible loss for the three months ended June 30, 2013.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions with varying statutes of limitations. At June 30, 2014, the Company continues to be under examination in the U.S. by the Internal Revenue Service for fiscal years 2011 through 2013 and by the State of California for fiscal years 2008 through 2010. The Company is not under examination in any other jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $18,153,000 and $17,796,000 at June 30, 2014 and March 31, 2014, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of income:

	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended
Derivatives Not Designated as	June 30,
Hedging Instruments	2014	2013
Forward foreign currency exchange contracts	$233,000	$(733,000)

The fair value of the forward foreign currency exchange contracts of $74,000 is included in prepaid expenses and other current assets in the consolidated balance sheet at June 30, 2014. The fair value of the forward foreign currency exchange contracts of $159,000 is included in other current liabilities in the consolidated balance sheet at March 31, 2014.

12. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of June 30, 2014 and March 31, 2014:

	June 30, 2014				March 31, 2014
		Fair Value Measurements				Fair Value Measurements
		Using Inputs Considered as				Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$549,000	$549,000	-	-	$521,000	$521,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	74,000	-	$74,000	-	-	-	-	-

Liabilities
Other current liabilities
Deferred compensation	549,000	549,000	-	-	521,000	521,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	159,000	-	$159,000	-
Other liabilities
Warrant liability	8,933,000	-	-	$8,933,000	10,047,000	-	-	$10,047,000

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2014 and 2013, a gain of $233,000 and a loss of $733,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date.This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2014 and March 31, 2014. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended June 30, 2014 and 2013, a gain of $1,114,000 and a loss of $1,570,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Supplier Warrant recorded as warrant liability were:

June 30, 2014
Risk free interest rate	1.18%
Expected life in years	3.25
Expected volatility	47.40%
Dividend yield	-
Probability of future financing	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Three Months Ended
	June 30,
	2014	2013
Beginning balance	$10,047,000	$2,014,000
Newly issued	-	-
Total (gain) loss included in net loss	(1,114,000)	1,570,000
Exercises/settlements	-	-
Net transfers in (out) of Level 3	-	-
Ending balance	$8,933,000	$3,584,000

During the three months ended June 30, 2014, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Stock Options and Restricted Stock Unit Awards

Stock Options

The Company granted options to purchase 82,537 and 6,000 shares of common stock during the three months ended June 30, 2014 and 2013, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Three Months Ended
	June 30,
	2014	2013
Weighted average risk free interest rate	1.75%	1.39%
Weighted average expected holding period (years)	5.01	7.01
Weighted average expected volatility	46.02%	44.21%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$9.65	$2.96

A summary of stock option transactions for the three months ended June 30, 2014 follows:

	Number of	Weighted Average
	Shares	Exercise Price
Outstanding at March 31, 2014	1,426,968	$9.21
Granted	82,537	$22.99
Exercised	-	$-
Cancelled	(7,250)	$10.81
Outstanding at June 30, 2014	1,502,255	$9.96

At June 30, 2014, options to purchase 933,016 shares of common stock were exercisable at the weighted average exercise price of $9.04.

A summary of changes in the status of non-vested stock options during the three months ended June 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2014	490,702	$4.39
Granted	82,537	$9.65
Vested	(4,000)	$3.00
Cancelled	-	$-
Non-vested at June 30, 2014	569,239	$5.16

At June 30, 2014, there was $2,301,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 1.9 years.

Restricted Stock Units (“RSU’s”)

During the three months ended June 30, 2014, the Company granted 95,645 RSU’s with an estimated grant date fair value of $2,316,000, which is based on the closing market price on the date of grant. The Company did not grant any RSU’s during the three months ended June 30, 2013. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. The fair value related to the RSU’s will be recognized as compensation expense over the vesting period.

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested RSU's at March 31, 2014	138,000	$9.32
RSU's granted	95,645	$24.21
RSU's vested	(4,400)	$22.93
RSU's cancelled	-	$-
Non-vested RSU's at June 30, 2014	229,245	$15.27

As of June 30, 2014, there was $3,171,000 of unrecognized compensation expense related to RSU’s, which will be recognized over the remaining vesting period of approximately 2.5 years.

14. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2014:

	Unrealized gain
	on Short-Term	Foreign Currency
	Investments	Translation	Total
Balance as of April 1, 2014	$321,000	$(1,198,000)	$(877,000)
Other comprehensive income (loss), net of tax	10,000	45,000	55,000
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-
Balance as of June 30, 2014	$331,000	$(1,153,000)	$(822,000)

The changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2013:

	Unrealized gain
	on Short-Term	Foreign Currency
	Investments	Translation	Total
Balance as of April 1, 2013	$287,000	$(1,133,000)	$(846,000)
Other comprehensive income (loss), net of tax	-	12,000	12,000
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-
Balance as of June 30, 2013	$287,000	$(1,121,000)	$(834,000)

15. Litigation

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

16. New Accounting Pronouncements

Income Taxes

In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and the Company intends to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this guidance did not have any impact on the Company’s financial position, results of operations or cash flows.

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

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and the International Accounting Standards Board ("IASB") to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and International Financial Reporting Standards ("IFRS"). To meet those objectives, the FASB is amending the FASB ASC and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The new guidance is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. The Company is evaluating the impact of adopting this guidance to its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2014 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 16, 2014, as amended by the Form 10-K/A filed with the SEC on July 29, 2014.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: the bankruptcy of the Fenco Entities and related contingent liabilities, concentration of sales to certain customers, changes in the financial condition of or our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, lower revenues than anticipated from new and existing contracts, the increasing demands on our working capital, the significant strain on working capital associated with large inventory purchases from customers, any meaningful difference between expected production needs and ultimate sales to our customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults, increases in interest rates, the impact of high gasoline prices, consumer preferences and general economic conditions, increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, and other factors discussed herein and in our other filings with the SEC.

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

We have positioned ourselves to take advantage of multiple growth strategies including growing our product lines both with existing and potential new customers and by introducing new product lines.  We have recently obtained commitments for a significant amount of new business on existing product lines which we expect to begin shipping in the later part of the current fiscal year; however, such commitments are subject to adjustments and other modifications in accordance with the terms of the respective customer contracts, and accordingly, in the event of any such adjustment or modifications, actual sales volumes from such commitments may differ from volumes currently anticipated by us.

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data of our continuing operations for the periods indicated:

	Three Months Ended
	June 30,
	2014	2013
Gross profit percentage	28.3%	31.9%
Cash flow provided by (used in) continuing operations	$2,637,000	$(3,072,000)
Finished goods turnover (annualized) (1)	5.9	7.2

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit of our continuing operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
Net sales	$62,975,000	$50,245,000
Cost of goods sold	45,159,000	34,231,000
Gross profit	17,816,000	16,014,000
Cost of goods sold as a percentage of net sales	71.7%	68.1%
Gross profit percentage	28.3%	31.9%

Net Sales. Our net sales for the three months ended June 30, 2014 increased by $12,730,000, or 25.3%, to $62,975,000 compared to net sales for the three months ended June 30, 2013 of $50,245,000. The increase in net sales was due to both the growth in sales of our rotating electrical products and the full quarter impact of the introduction of our new wheel hub products. We began selling wheel hub products in late June 2013.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the three months ended June 30, 2014 to 71.7% from 68.1% for the three months ended June 30, 2013, resulting in a corresponding decrease in our gross profit to 28.3% for the three months ended June 30, 2014 from 31.9% for the three months ended June 30, 2013. The decrease in our gross profit for the three months ended June 30, 2014, was due to full quarter impact in the first quarter of fiscal 2015 of wheel hub products, which currently have a lower margin than rotating electrical products. In addition, we incurred special upfront allowances of $442,000 in connection with new business and $189,000 of start-up costs incurred during the three months ended June 30, 2014 related to the introduction of our new product line.

Operating Expenses

The following table summarizes operating expenses of our continuing operations for the three months ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013
General and administrative	$5,392,000	$9,632,000
Sales and marketing	1,826,000	1,731,000
Research and development	522,000	549,000
Percent of net sales
General and administrative	8.6%	19.2%
Sales and marketing	2.9%	3.4%
Research and development	0.8%	1.1%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2014 were $5,392,000, which represents a decrease of $4,240,000, or 44.0%, from general and administrative expenses for the three months ended June 30, 2013 of $9,632,000. The decrease in general and administrative expenses was primarily due to (i) a gain of $1,114,000 recorded during the three months ended June 30, 2014 due to the change in the fair value of the warrant liability compared to a loss of $1,570,000 recorded during the three months ended June 30, 2013, (ii) a $233,000 gain recorded during the three months ended June 30, 2014 due to the change in the fair value of the forward foreign exchange contracts compared to a loss of $733,000 recorded during the three months ended June 30, 2013, (iii) a $560,000 decrease in legal expenses, and (iv) a $580,000 decrease in professional services related to the discontinued subsidiary. These decreases in general and administrative expense were partly offset by $373,000 of increased share-based compensation expense.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2014 increased $95,000, or 5.5%, to $1,826,000 from $1,731,000 for the three months ended June 30, 2013. The increase was due primarily to increased employee-related costs.

Research and Development. Our research and development expenses decreased by $27,000, or 4.9%, to $522,000 for the three months ended June 30, 2014 from $549,000 for the three months ended June 30, 2013, due primarily to decreased professional services partly offset by increased travel and employee-related costs.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended June 30, 2014 decreased $512,000, or 13.0%, to $3,413,000 from $3,925,000 for the three months ended June 30, 2013. The decrease in interest expense was due primarily to lower interest rates on our increased long-term debt outstanding. In addition, our prior year interest expense included interest on certain vendor payables.  These decreases were partly offset by increased interest payments on factored receivables due to a larger balance of receivables factored during the three months ended June 30, 2014 as compared to June 30, 2013.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $2,714,000, or an effective tax rate of 40.7%, and $74,000, or an effective tax rate of 41.8% during the three months ended June 30, 2014 and 2013, respectively. The income tax rates were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, our income tax rates for three months ended June 30, 2014 were positively impacted by a non-taxable gain in connection with the fair value adjustment on the warrants compared to a non-deductible loss for the three months ended June 30, 2013.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $100,877,000 during the three months ended June 30, 2013 and consisted of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000, and (iii) net sales of approximately $14,140,000 and the resulting loss of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

Liquidity and Capital Resources

Overview

At June 30, 2014, we had working capital of $17,631,000, a ratio of current assets to current liabilities of 1.2:1, and cash of $24,692,000, compared to working capital of $22,077,000, a ratio of current assets to current liabilities of 1.2:1, and cash of $24,599,000 at March 31, 2014.

During the three months ended June 30, 2014, we used cash generated primarily from the use of our receivable discount programs with certain of our major customers to pay our accounts payable balances and to make the quarterly principal term loan payments.

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

We believe our cash on hand, short-term investments, use of receivable discount programs, amounts available under our Financing Agreement, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months.

Cash Flows

Cash flows from our continuing operations as reflected in the consolidated statement of cash flows for the three months ended June 30, 2014 and 2013 are summarized as follows:

	Three Months Ended
	June 30,
	2014	2013
Cash provided by (used in):
Operating activities from our continuing operations	$2,637,000	$(3,072,000)
Investing activities from our continuing operations	(621,000)	(391,000)
Financing activities from our continuing operations	(1,933,000)	(664,000)
Effect of exchange rates on cash	10,000	(28,000)
Net increase (decrease) in cash from our continuing operations	$93,000	$(4,155,000)

Additional selected cash flow data:
Depreciation and amortization	$633,000	$733,000
Capital expenditures	(610,000)	(381,000)

Net cash provided by operating activities from continuing operations was $2,637,000 during the three months ended June 30, 2014 compared to net cash used in operating activities of $3,072,000 during the three months ended June 30, 2013. The significant changes in our operating activities from continuing operations were due primarily to higher collections of accounts receivable which were used to pay down our accounts payable balances.

Net cash used in investing activities of continuing operations was $621,000 and $391,000 during the three months ended June 30, 2014 and 2013, respectively, and primarily related to the purchase of equipment for our manufacturing and warehousing facilities and office equipment.

Net cash used in financing activities of continuing operations was $1,933,000 and $664,000 during the three months ended June 30, 2014 and 2013, respectively. This change was due mainly to the increased quarterly principal payments required by our Term Loans.

Capital Resources

Debt

We are party to the following credit agreements.

Financing Agreement

We are party to a financing agreement, as amended, (the “Financing Agreement”), with a syndicate of lenders, Cerberus Business Finance, LLC (“Cerberus”), as collateral agent, and PNC Bank, National Association, as administrative agent. The loans made thereunder (the “Loans”) consist of: (i) term loans aggregating $95,000,000 (the “Term Loans”) and (ii) revolving loans of up to $30,000,000, subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Loans”). The Loans mature on November 6, 2018. In connection with the Financing Agreement, the lenders were granted a security interest in substantially all of our assets. In addition, we have the right, subject to meeting certain conditions, to repurchase up to $10,000,000 of our equity interests.

In June 2014, we entered into a first amendment to the Financing Agreement (the “First Amendment”), pursuant to which (i) the Revolving Loans were increased by $10,000,000 to $40,000,000 (the “Amended Revolving Loans”), (ii) the maximum amount of capital expenditures was increased to $7,000,000 for fiscal 2015, and $4,000,000 for each of fiscal 2016 and 2017, and (iii) certain other amendments and modifications were made.

The Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at our option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at our option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on our Term Loans using the LIBOR option was 6.75% at June 30, 2014 and March 31, 2014, respectively. The interest rate on our revolving loans using the LIBOR option was 2.66% at June 30, 2014 and March 31, 2014, respectively.

We may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Term Loans in whole or in part, but such prepayments are subject to a prepayment penalty of 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Term Loans through January 18, 2015.

The Financing Agreement, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). We were in compliance with all financial covenants under the Financing Agreement as of June 30, 2014.

The following table summarizes the financial covenants required under the Financing Agreement as of June 30, 2014:

	Calculation as of June 30, 2014	Financial covenants required per the Financing Agreement
Maximum senior leverage ratio	1.74	3.30
Minimum fixed charge coverage ratio	1.80	1.05
Minimum consolidated EBITDA	$58,014,000	$31,750,000

We had borrowed $10,000,000 under the revolving loans at June 30, 2014 and March 31, 2014, respectively. We had reserved $476,000 for standby letters of credit for workers’ compensation insurance and $917,000 for commercial letters of credit as of June 30, 2014. As of June 30, 2014, $28,607,000, subject to certain adjustments, was available under the Amended Revolving Loans.

WX Agreement

In August 2012, we entered into the WX Agreement with the Supplier and the discontinued subsidiary. Under the terms of the WX Agreement, the Supplier agreed to provide a revolving credit line for purchases of automotive parts and components by the discontinued subsidiary. In connection with the WX Agreement, we issued the Supplier Warrant to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price.

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $8,933,000 and $10,047,000 at June 30, 2014 and March 31, 2014, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the accompanying consolidated balance sheets. During the three months ended June 30, 2014 and 2013, a gain of $1,114,000 and a loss $1,140,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs from continuing operations:

	Three Months Ended
	June 30,
	2014	2013
Receivables discounted	$68,608,000	$44,208,000
Weighted average days	337	332
Annualized weighted average discount rate	2.0%	2.4%
Amount of discount as interest expense	$1,292,000	$978,000

Off-Balance Sheet Arrangements

At June 30, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $610,000 and $381,000 for the three months ended June 30, 2014 and 2013, respectively. Our capital expenditures were primarily related to the purchase of equipment for our manufacturing and warehousing facilities and office equipment. We expect our fiscal year 2015 capital expenditures to be in the range of $3,000,000 to $7,000,000 depending on the timing of initiatives primarily related to our purchases of equipment, information technology, and leasehold improvements to our current facilities. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

There have been no material changes to our related party transactions that are presented in our Annual Report on Form 10-K for the year ended March 31, 2014, which was filed on June 16, 2014.

Litigation

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

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2014, which was filed on June 16, 2014, except as discussed below.

New Accounting Pronouncements

Income Taxes

In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and the Company intends to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

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

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and IASB to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and IFRS. To meet those objectives, the FASB is amending the FASB ASC and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The new guidance is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are evaluating the impact the adoption of this guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2014, which was filed on June 16, 2014.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the first quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on June 16, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends—The Financing Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 9, 2014.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.7	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

Number	Description of Exhibit	Method of Filing

4.8	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.9	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.10	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

4.11	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.12	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.13	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.14	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: August 11, 2014	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 11, 2014	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer