Form 10-Q
period 2014-09-30
MOTORCAR PARTS AMERICA INC
filed 2014-11-10
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

There were 17,904,865 shares of Common Stock outstanding at November 3, 2014.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2014	March 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$89,045,000	$24,599,000
Short-term investments	598,000	521,000
Accounts receivable — net	1,426,000	22,283,000
Inventory— net	48,525,000	47,246,000
Inventory unreturned	8,160,000	7,534,000
Deferred income taxes	18,997,000	18,767,000
Prepaid expenses and other current assets	3,628,000	4,316,000
Total current assets	170,379,000	125,266,000
Plant and equipment — net	11,244,000	11,025,000
Long-term core inventory — net	155,517,000	143,476,000
Long-term core inventory deposits	29,837,000	29,375,000
Long-term deferred income taxes	2,872,000	2,614,000
Intangible assets — net	2,894,000	3,244,000
Other assets	3,888,000	3,853,000
TOTAL ASSETS	$376,631,000	$318,853,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$55,540,000	$59,509,000
Accrued liabilities	8,182,000	8,316,000
Customer finished goods returns accrual	15,478,000	16,251,000
Revolving loan	-	10,000,000
Other current liabilities	3,688,000	1,270,000
Current portion of term loan	7,843,000	7,843,000
Total current liabilities	90,731,000	103,189,000
Term loan, less current portion	75,846,000	79,434,000
Deferred core revenue	15,167,000	15,065,000
Other liabilities	11,816,000	11,529,000
Total liabilities	193,560,000	209,217,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 17,904,865 and 15,067,645 shares issued and outstanding at September 30, 2014 and March 31, 2014, respectively	179,000	151,000
Additional paid-in capital	188,997,000	120,553,000
Accumulated other comprehensive loss	(1,338,000)	(877,000)
Accumulated deficit	(4,767,000)	(10,191,000)
Total shareholders' equity	183,071,000	109,636,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$376,631,000	$318,853,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Net sales	$70,840,000	$66,174,000	$133,815,000	$116,419,000
Cost of goods sold	52,420,000	46,469,000	97,579,000	80,700,000
Gross profit	18,420,000	19,705,000	36,236,000	35,719,000
Operating expenses:
General and administrative	9,812,000	8,706,000	15,204,000	18,338,000
Sales and marketing	1,837,000	2,143,000	3,663,000	3,874,000
Research and development	539,000	398,000	1,061,000	947,000
Total operating expenses	12,188,000	11,247,000	19,928,000	23,159,000
Operating income	6,232,000	8,458,000	16,308,000	12,560,000
Interest expense, net	3,339,000	4,663,000	6,752,000	8,588,000
Income from continuing operations before income tax expense	2,893,000	3,795,000	9,556,000	3,972,000
Income tax expense	1,418,000	1,631,000	4,132,000	1,705,000
Income from continuing operations	1,475,000	2,164,000	5,424,000	2,267,000
Income from discontinued operations	-	-	-	100,877,000

Net income	$1,475,000	$2,164,000	$5,424,000	$103,144,000

Basic net income per share from continuing operations	$0.09	$0.15	$0.35	$0.16
Basic net income per share from discontinued operations	-	-	-	6.97

Basic net income per share	$0.09	$0.15	$0.35	$7.13

Diluted net income per share from continuing operation	$0.09	$0.15	$0.33	$0.15
Diluted net income per share from discontinued operations	-	-	-	6.87

Diluted net income per share	$0.09	$0.15	$0.33	$7.02
Weighted average number of shares outstanding:
Basic	15,975,437	14,460,979	15,531,566	14,460,979
Diluted	16,826,427	14,706,996	16,372,726	14,695,108

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Net income	$1,475,000	$2,164,000	$5,424,000	$103,144,000
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on short-term investments (net of tax of $(2,000), $9,000, $5,000 and $10,000)	(3,000)	14,000	7,000	14,000
Foreign currency translation loss	(513,000)	(24,000)	(468,000)	(12,000)
Total other comprehensive (loss) income, net of tax	(516,000)	(10,000)	(461,000)	2,000
Comprehensive income	$959,000	$2,154,000	$4,963,000	$103,146,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net income	$5,424,000	$103,144,000
Less income from discontinued operations	-	100,877,000
Income from continuing operations	5,424,000	2,267,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	898,000	1,038,000
Amortization of intangible assets	350,000	378,000
Amortization of debt issuance costs	847,000	924,000
Loss due to change in fair value of warrant liability	275,000	3,961,000
Provision for inventory reserves	895,000	908,000
Net recovery of customer payment discrepancies	(406,000)	(172,000)
Net recovery of doubtful accounts	(23,000)	(8,000)
Deferred income taxes	(514,000)	(78,000)
Share-based compensation expense	1,098,000	241,000
Loss on disposals of plant and equipment	1,000	-
Changes in current assets and liabilities:
Accounts receivable	21,286,000	2,785,000
Inventory	(1,328,000)	(1,267,000)
Inventory unreturned	(626,000)	(981,000)
Prepaid expenses and other current assets	554,000	5,597,000
Other assets	(161,000)	(236,000)
Accounts payable and accrued liabilities	(4,428,000)	(698,000)
Customer finished goods returns accrual	(772,000)	(329,000)
Deferred core revenue	102,000	279,000
Long-term core inventory	(12,889,000)	(10,594,000)
Long-term core inventory deposits	(462,000)	(465,000)
Other liabilities	2,472,000	3,970,000
Net cash provided by operating activities from continuing operations	12,593,000	7,520,000
Net cash provided by operating activities from discontinued operations	-	979,000
Net cash provided by operating activities	12,593,000	8,499,000
Cash flows from investing activities:
Purchase of plant and equipment	(1,217,000)	(1,483,000)
Change in short term investments	(64,000)	(18,000)
Net cash used in investing activities from continuing operations	(1,281,000)	(1,501,000)
Net cash used in investing activities from discontinued operations	-	(295,000)
Net cash used in investing activities	(1,281,000)	(1,796,000)
Cash flows from financing activities:
Repayment of revolving loan	(10,000,000)	-
Proceeds from term loan	-	20,000,000
Repayments of term loan	(4,200,000)	(1,200,000)
Deferred financing costs	-	(600,000)
Payments on capital lease obligations	(31,000)	(118,000)
Exercise of stock options	714,000	-
Excess tax benefit related to share-based compensation	490,000	-
Cash used to net share settle equity awards	(806,000)	-
Proceeds from issuance of common stock	71,760,000	-
Stock issuance costs	(4,785,000)	-
Net cash provided by financing activities from continuing operations	53,142,000	18,082,000
Net cash used in financing activities from discontinued operations	-	(20,636,000)
Net cash provided by (used in) financing activities	53,142,000	(2,554,000)
Effect of exchange rate changes on cash and cash equivalents	(8,000)	(34,000)
Net increase in cash and cash equivalents	64,446,000	4,115,000
Cash and cash equivalents — Beginning of period from continuing operations	24,599,000	19,346,000
Cash and cash equivalents— Beginning of period from discontinued operations	-	88,000
Cash and cash equivalents — End of period	$89,045,000	$23,549,000
Less Cash — End of period from discontinued operations	-	-
Cash and cash equivalents — End of period from continuing operations	$89,045,000	$23,549,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$5,954,000	$7,622,000
Income taxes, net of refunds	460,000	(6,940,000)
Non-cash investing and financing activities:
Property acquired under capital lease	$4,000	$34,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2014
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2014, as amended by the Form 10-K/A filed with the SEC on July 29, 2014.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include alternators and starters, wheel hub assemblies and bearings, and new brake master cylinders. The Company began selling new brake master cylinders to a major customer in late July 2014.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for segment reporting the Company has determined that its operating segments meet the criteria for aggregation and accordingly the Company has one reportable segment for purposes of recording and reporting its financial results.

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

In May 2013, FAPL appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, the Company deconsolidated the assets and liabilities of Fenco from its consolidated financial statements effective May 31, 2013. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. As a result of the loss of control of Fenco and the subsequent filing of the petition for relief under the Bankruptcy Code, Fenco had effectively been disposed of and the Company did not and does not retain any continuing involvement in the operations of Fenco. The Company may be subject to claims relating to the bankruptcy (see Note 16).

The Company’s income from discontinued operations was $100,877,000 during the six months ended September 30, 2013 and consisted of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000, and (iii) net sales of approximately $14,140,000 and the resulting loss of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

3. Intangible Assets

The following is a summary of the intangible assets subject to amortization at September 30, 2014 and March 31, 2014.

		September 30, 2014		March 31, 2014
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$412,000	$553,000	$391,000
Customer relationships	12 years	6,464,000	3,711,000	6,464,000	3,393,000
Non-compete agreements	5 years	257,000	257,000	257,000	246,000
Total	11 years	$7,274,000	$4,380,000	$7,274,000	$4,030,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Amortization expense	$170,000	$186,000	$350,000	$378,000

The estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2015 - remaining six months	$320,000
2016	349,000
2017	266,000
2018	266,000
2019	266,000
Thereafter	1,427,000
Total	$2,894,000

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

Accounts receivable — net is comprised of the following:

	September 30, 2014	March 31, 2014
Accounts receivable — trade	$50,015,000	$58,766,000
Allowance for bad debts	(831,000)	(854,000)
Customer allowances earned	(7,846,000)	(9,088,000)
Customer payment discrepancies	(392,000)	(577,000)
Customer returns RGA issued	(14,188,000)	(5,809,000)
Customer core returns accruals	(25,332,000)	(20,155,000)
Less: total accounts receivable offset accounts	(48,589,000)	(36,483,000)
Total accounts receivable — net	$1,426,000	$22,283,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At September 30, 2014 and March 31, 2014, the Company’s total warranty return accrual was $8,421,000 and $8,039,000, respectively, of which of $3,437,000 and $2,407,000 was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $4,984,000 and $5,632,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

Change in the Company’s warranty return accrual for continuing operations is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$7,048,000	$5,302,000	$8,039,000	$6,205,000
Charged to expense	17,352,000	17,357,000	30,359,000	28,725,000
Amounts processed	(15,979,000)	(15,455,000)	(29,977,000)	(27,726,000)
Balance at end of period	$8,421,000	$7,204,000	$8,421,000	$7,204,000

5. Inventory

Inventory is comprised of the following:

	September 30, 2014	March 31, 2014
Non-core inventory
Raw materials	$14,022,000	$18,787,000
Work-in-process	342,000	124,000
Finished goods	35,863,000	30,197,000
	50,227,000	49,108,000
Less allowance for excess and obsolete inventory	(1,702,000)	(1,862,000)

Total	$48,525,000	$47,246,000

Inventory unreturned	$8,160,000	$7,534,000
Long-term core inventory
Used cores held at the Company's facilities	$24,547,000	$23,718,000
Used cores expected to be returned by customers	8,869,000	6,160,000
Remanufactured cores held in finished goods	17,849,000	18,093,000
Remanufactured cores held at customers' locations	104,892,000	96,351,000
	156,157,000	144,322,000
Less allowance for excess and obsolete inventory	(640,000)	(846,000)

Total	$155,517,000	$143,476,000

Long-term core inventory deposits	$29,837,000	$29,375,000

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales from continuing operations:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Sales
Customer A	53%	55%	53%	50%
Customer B	21%	20%	22%	22%
Customer C	7%	11%	6%	11%
Customer D	5%	4%	4%	4%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

	September 30, 2014	March 31, 2014
Accounts receivable - trade
Customer A	41%	46%
Customer B	16%	12%
Customer C	2%	7%
Customer D	8%	10%

The Company’s largest supplier accounted for 15% and 21% of inventory purchases for the three months ended September 30, 2014 and 2013, respectively. The Company’s largest supplier accounted for 14% and 15% of inventory purchases for the six months ended September 30, 2014 and 2013, respectively.

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

In September 2014, the Company entered into a second amendment to the Financing Agreement (the “Second Amendment”), pursuant to which the Company was permitted to lease an additional third party warehouse location in Mexico and office space in Canada.

The Term Loans require quarterly principal payments of $2,100,000 per quarter and bear interest at rates equal to, at the Company’s option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on the Company’s Term Loans using the LIBOR option was 6.75% at September 30, 2014 and March 31, 2014, respectively. The interest rate on the Company’s revolving loans using the LIBOR option was 2.66% at March 31, 2014.

The following summarizes information about the Company’s Term Loans at:

	September 30, 2014	March 31, 2014
Principal amount of term loan	$88,700,000	$92,900,000
Unamortized financing fees	(5,011,000)	(5,623,000)

Net carrying amount of term loan	83,689,000	87,277,000
Less current portion of term loan	(7,843,000)	(7,843,000)
Long-term portion of term loan	$75,846,000	$79,434,000

Future repayments of the Company’s Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2015 - remaining six months	$4,200,000
2016	8,400,000
2017	8,400,000
2018	8,400,000
2019	59,300,000
Total payments	$88,700,000

The Company may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Term Loans in whole or in part, but such prepayments are subject to a prepayment penalty of 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Term Loans through January 18, 2015.

The Financing Agreement, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). The Company was in compliance with all financial covenants as of September 30, 2014.

The Company had no outstanding balance on the Amended Revolving Loans; however, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $694,000 for commercial letters of credit as of September 30, 2014. The Company had borrowed $10,000,000 under the Revolving Loans at March 31, 2014. As of September 30, 2014, $38,876,000, subject to certain adjustments, was available under the Amended Revolving Loans.

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $10,322,000 and $10,047,000 at September 30, 2014 and March 31, 2014, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at September 30, 2014 and March 31, 2014. During the three months ended September 30, 2014 and 2013, losses of $1,389,000 and $1,782,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2014 and 2013, losses of $275,000 and $2,922,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs for continuing operations:

	Six Months Ended September 30,
	2014	2013
Receivables discounted	$136,326,000	$100,076,000
Weighted average days	336	335
Annualized weighted average discount rate	2.0%	2.4%
Amount of discount as interest expense	$2,542,000	$2,188,000

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

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013

Income from continuing operations	$1,475,000	$2,164,000	$5,424,000	$2,267,000
Income from discontinued operations	-	-	-	100,877,000

Net income	$1,475,000	$2,164,000	$5,424,000	$103,144,000

Basic shares	15,975,437	14,460,979	15,531,566	14,460,979
Effect of dilutive stock options and warrants	850,990	246,017	841,160	234,129
Diluted shares	16,826,427	14,706,996	16,372,726	14,695,108
Net income per share:
Basic net income per share from continuing operations	$0.09	$0.15	$0.35	$0.16
Basic net income per share from discontinued operations	-	-	-	6.97
Basic net income per share	$0.09	$0.15	$0.35	$7.13

Diluted net income per share from continuing operations	$0.09	$0.15	$0.33	$0.15
Diluted net income per share from discontinued operations	-	-	-	6.87
Diluted net income per share	$0.09	$0.15	$0.33	$7.02

The effect of dilutive options excludes (i) 756,334 shares subject to options with exercise prices ranging from $9.85 to $15.06 per share for the three months ended September 30, 2013 and (ii) 1,301,534 shares subject to options with exercise prices ranging from $8.70 to $15.06 for the six months ended September 30, 2013 — all of which were anti-dilutive.

10. Income Taxes

The Company recorded income tax expenses from continuing operations for the three months ended September 30, 2014 and 2013, of $1,418,000, or an effective tax rate of 49.0%, and $1,631,000, or an effective tax rate of 43.0%, respectively. The Company recorded income tax expenses from continuing operations for the six months ended September 30, 2014 and 2013, of $4,132,000, or an effective tax rate of 43.2%, and $1,705,000, or an effective tax rate of 42.9%, respectively. The Company’s income tax rate for the three months ended September 30, 2014 includes the required adjustments to reflect the appropriate six-month rate for fiscal 2015. The income tax rates for all periods were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefits of lower statutory tax rates in foreign taxing jurisdictions. In addition, the income tax rates for three and six months ended September 30, 2014 reflect the payments made under voluntary disclosure agreements with certain states and the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m). The Company’s income tax rate for the three and six months ended September 30, 2013, were also impacted by the non-deductible expenses in connection with the fair value adjustments on the warrants.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions with varying statutes of limitations. At September 30, 2014, the Company continues to be under examination in the U.S. by the Internal Revenue Service for fiscal years 2011 through 2013. In September 2014, the Company received a final determination from the State of California regarding its examination for fiscal years 2008 through 2010. The State of California required no significant changes to the Company’s tax returns for those fiscal years as filed. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $18,504,000 and $17,796,000 at September 30, 2014 and March 31, 2014, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of income:

	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended September 30,		Six Months Ended September 30,
Derivatives Not Designated as Hedging Instruments	2014	2013	2014	2013
Forward foreign currency exchange contracts	$(361,000)	$(100,000)	$(128,000)	$(833,000)

The fair value of the forward foreign currency exchange contracts of $287,000 and $159,000 is included in other current liabilities in the consolidated balance sheets at September 30, 2014 and March 31, 2014, respectively.

12. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of September 30, 2014 and March 31, 2014:

	September 30, 2014				March 31, 2014
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$598,000	$598,000	-	-	$521,000	$521,000	-	-

Liabilities
Other current liabilities
Deferred compensation	598,000	598,000	-	-	521,000	521,000	-	-
Forward foreign currency exchange contracts	287,000	-	$287,000	-	159,000	-	$159,000	-
Other liabilities
Warrant liability	10,322,000	-	-	$10,322,000	10,047,000	-	-	$10,047,000

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended September 30, 2014 and 2013, losses of $361,000 and $100,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the six months ended September 30, 2014 and 2013, losses of $128,000 and $833,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at September 30, 2014 and March 31, 2014. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended September 30, 2014 and 2013, losses of $1,389,000 and $2,391,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability. During the six months ended September 30, 2014 and 2013, losses of $275,000 and $3,961,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Supplier Warrant recorded as warrant liability were:

September 30, 2014
Risk free interest rate	1.07%
Expected life in years	3.00
Expected volatility	47.90%
Dividend yield	-
Probability of future financing	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Beginning balance	$8,933,000	$3,584,000	$10,047,000	$2,014,000
Newly issued	-	-	-	-
Total (gain) loss included in net loss	1,389,000	2,391,000	275,000	3,961,000
Exercises/settlements	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$10,322,000	$5,975,000	$10,322,000	$5,975,000

During the six months ended September 30, 2014, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loans, term loans and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics.

13. Stock Options and Restricted Stock Awards

Stock Options

The Company granted options to purchase 82,537 and 272,000 shares of common stock during the six months ended September 30, 2014 and 2013, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted:

	Six Months Ended September 30,
	2014	2013
Weighted average risk free interest rate	1.75%	1.94%
Weighted average expected holding period (years)	5.01	5.96
Weighted average expected volatility	46.02%	48.52%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$9.65	$4.42

A summary of stock option transactions for the six months ended September 30, 2014 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2014	1,426,968	$9.21
Granted	82,537	$22.99
Exercised	(39,001)	$13.69
Cancelled	(8,250)	$10.71
Outstanding at September 30, 2014	1,462,254	$9.86

At September 30, 2014, options to purchase 998,352 shares of common stock were exercisable at the weighted average exercise price of $9.05.

A summary of changes in the status of non-vested stock options during the six months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2014	490,702	$4.39
Granted	82,537	$9.65
Vested	(109,337)	$5.00
Cancelled	-	$-
Non-vested at September 30, 2014	463,902	$5.18

At September 30, 2014, there was $1,993,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 1.6 years.

Restricted Stock

During the six months ended September 30, 2014, the Company granted 95,645 shares of restricted stock with an estimated grant date fair value of $2,316,000, which is based on the closing market price on the date of grant. During the six months ended September 30, 2013, the Company granted 138,000 shares of restricted stock with an estimated grant date fair value of $1,286,000, which is based on the closing market price on the date of grant. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. The fair value related to the awards of restricted stock is recognized as compensation expense over the vesting period.

A summary of changes in the status of non-vested restricted stock during the six months ended September 30, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at March 31, 2014	138,000	$9.32
Restricted stock granted	95,645	$24.21
Restricted stock vested	(50,402)	$10.51
Restricted stock cancelled	-	$-
Non-vested restricted stock at September 30, 2014	183,243	$16.77

As of September 30, 2014, there was $2,879,000 of unrecognized compensation expense related to awards of the restricted stock, which will be recognized over the remaining vesting period of approximately 2.5 years.

14. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2014 and 2013 is as follows:

	Three Months Ended September 30, 2014			Three Months Ended September 30, 2013
	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$331,000	$(1,153,000)	$(822,000)	$287,000	$(1,121,000)	$(834,000)
Other comprehensive income (loss), net of tax	(3,000)	(513,000)	(516,000)	14,000	(24,000)	(10,000)
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-	-	-	-
Balance at end of period	$328,000	$(1,666,000)	$(1,338,000)	$301,000	$(1,145,000)	$(844,000)

The changes in accumulated other comprehensive income (loss) for the six months ended September 30, 2014 and 2013 is as follows:

	Six Months Ended September 30, 2014			Six Months Ended September 30, 2013
	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$321,000	$(1,198,000)	$(877,000)	$287,000	$(1,133,000)	$(846,000)
Other comprehensive income (loss), net of tax	7,000	(468,000)	(461,000)	14,000	(12,000)	2,000
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-	-	-	-
Balance at end of period	$328,000	$(1,666,000)	$(1,338,000)	$301,000	$(1,145,000)	$(844,000)

15. Equity Transactions

During fiscal 2014, the Company filed a universal shelf registration statement on Form S-3 (File No. 333-195585) which was declared effective on May 9, 2014, for the proposed offering from time to time of up to $100,000,000 of the Company’s securities, including common stock, preferred stock, and debt securities. The securities may be offered by the Company from time to time at amounts, prices, interest rates, and other terms to be determined at the time of the offering.

In September 2014, the Company completed a public offering of 2,760,000 shares of the Company’s common stock at a price of $26.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 360,000 additional shares of common stock. The Company received aggregate gross proceeds of $71,760,000 and net proceeds of $66,975,000 after expenses.

16. Litigation

There have been and may be additional claims filed against the Company by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.  For example, the trustee has notified the Company’s insurance companies that it may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion, but has not filed any litigation at this time.  The Company is also a defendant in a case in Ontario Superior Court and in a case in the District Court for the District of Delaware claiming that the Company is liable for amounts due by the Fenco Entities to their employees under U.S. and Canadian law.  Any litigation to determine the validity of these claims, regardless of their merit or resolution, may be costly and time consuming and divert the efforts and attention of the Company’s management from its business strategy.  Any adverse judgment or settlement by the Company of these claims could also result in significant additional expense.

The Company is also subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

17. New Accounting Pronouncements

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

Discontinued Operations

In April 2014, the FASB issued guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. The Company does not expect any impact on its financial position, results of operations or cash flows from the adoption of this guidance.

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

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance which requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions. The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company does not expect any impact on its financial position, results of operations or cash flows from the adoption of this guidance.

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

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES programs. Our products include alternators and starters, wheel hub assemblies and bearings, and new brake master cylinders. We began selling new brake master cylinders to a major customer in late July 2014.

The aftermarket for automobile parts is divided into two markets. The first market is the do-it-yourself ("DIY") market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the do-it-for-me ("DIFM") market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets.

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

We have positioned ourselves to take advantage of multiple growth strategies including growing our product lines both with existing and potential new customers and by introducing new product lines.  We have obtained commitments for a significant amount of new business on existing product lines which we expect to begin shipping in the later part of the current fiscal year.  In addition, we intend to introduce new product lines in the future.

In accordance with the authoritative accounting guidance for segment reporting, we have determined that our operating segments meet the criteria for aggregation and accordingly we have one reportable segment for purposes of recording and reporting our financial results.

Results of Operations for the Three Months Ended September 30, 2014 and 2013

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data from our continuing operations for the periods indicated:

	Three Months Ended September 30,
	2014	2013
Gross profit percentage	26.0%	29.8%
Cash flow provided by continuing operations	$9,956,000	$10,592,000
Finished goods turnover (annualized) (1)	6.3	9.1

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit from our continuing operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
Net sales	$70,840,000	$66,174,000
Cost of goods sold	52,420,000	46,469,000
Gross profit	18,420,000	19,705,000
Cost of goods sold as a percentage of net sales	74.0%	70.2%
Gross profit percentage	26.0%	29.8%

Net Sales. Our net sales for the three months ended September 30, 2014 increased by $4,666,000, or 7.1%, to $70,840,000 compared to net sales for the three months ended September 30, 2013 of $66,174,000. The increase in net sales was due primarily to both the growth in sales of our rotating electrical products and wheel hub products. We began selling new brake master cylinders to a major customer in late July 2014.  Net sales for the three months ended September 30, 2014 were negatively impacted by returns and allowances associated with the new product line we launched in late July 2014 and new business awarded to us in our existing product lines.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the three months ended September 30, 2014 to 74.0% from 70.2% for the three months ended September 30, 2013, resulting in a corresponding decrease in our gross profit to 26.0% for the three months ended September 30, 2014 from 29.8% for the three months ended September 30, 2013. Our gross profit for the three months ended September 30, 2014 primarily reflects the impact of the new product line we launched in late July 2014 and new business awarded to us in our existing product lines which resulted in (i) $6,641,000 recorded in connection with the returns of certain wheel hub and master cylinder products, (ii) $2,879,000 of allowances recorded in connection with certain core inventory purchases, and (iii) $560,000 of initial warranty accrual set up for the new brake master cylinders. In addition, our gross profit was impacted by lower per unit manufacturing costs due to better absorption of manufacturing overhead.

Operating Expenses

The following table summarizes operating expenses from our continuing operations for the three months ended September 30, 2014 and 2013:

	Three Months Ended September 30,
	2014	2013
General and administrative	$9,812,000	$8,706,000
Sales and marketing	1,837,000	2,143,000
Research and development	539,000	398,000

Percent of net sales

General and administrative	13.9%	13.2%
Sales and marketing	2.6%	3.2%
Research and development	0.8%	0.6%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2014 were $9,812,000, which represents an increase of $1,106,000, or 12.7%, from general and administrative expenses for the three months ended September 30, 2013 of $8,706,000. The increase in general and administrative expenses was primarily due to (i) an $800,000 increase in the accrual for incentive compensation, (ii) our legal fees increased by$696,000 associated with the discontinued subsidiary, which was partially offset by a decrease in legal fees for all other corporate-related activities of $354,000, (iii) a $484,000 increase in share-based compensation expense, (iv) a $261,000 increase in expense due to the change in the fair value of the forward foreign exchange contracts, and (v) $135,000 of increased travel expenses. These increases in general and administrative expenses were partly offset by a $1,002,000 decrease in expense related to the change in the fair value of the warrant liability.

Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2014 decreased $306,000, or 14.3%, to $1,837,000 from $2,143,000 for the three months ended September 30, 2013. The decrease was due primarily to (i) $166,000 of decreased commissions, (ii) $93,000 of decreased consulting fees, and (iii) $92,000 of decreased trade shows expense. These decreases in sales and marketing expenses were partly offset by $35,000 of increased travel expenses.

Research and Development. Our research and development expenses increased by $141,000, or 35.4%, to $539,000 for the three months ended September 30, 2014 from $398,000 for the three months ended September 30, 2013, due primarily to (i) $79,000 of increased supplies expense and (ii) $43,000 of increased employee-related costs.

Interest Expense

Interest Expense, net. Our interest expense, net from continuing operations for the three months ended September 30, 2014 decreased $1,324,000, or 28.4%, to $3,339,000 from $4,663,000 for the three months ended September 30, 2013. The decrease in interest expense was due primarily to lower interest rates on our long-term debt. In addition, our prior year interest expense included interest on certain vendor payables.  These decreases were partly offset by increased interest payments on receivables discount programs due to a larger balance of receivables discounted under the program during the three months ended September 30, 2014 as compared to September 30, 2013.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $1,418,000, or an effective tax rate of 49.0%, and $1,631,000, or an effective tax rate of 43.0% during the three months ended September 30, 2014 and 2013, respectively. The income tax rates were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction. In addition, the income tax rate for three months ended September 30, 2014 includes the required adjustments to reflect the appropriate six-month rate for fiscal 2015 and the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m). The income tax rate for the three months ended September 30, 2013, was also impacted by non-deductible expenses in connection with the fair value adjustment on the warrants.

Results of Operations for the Six Months Ended September 30, 2014 and 2013

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data from our continuing operations for the periods indicated:

	Six Months Ended September 30,
	2014	2013
Gross profit percentage	27.1%	30.7%
Cash flow provided by continuing operations	$12,593,000	$7,520,000
Finished goods turnover (annualized) (1)	5.9	7.7

(1)	Annualized finished goods turnover for each six month period is calculated by multiplying cost of sales for each six month period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for each six month period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit from our continuing operations for the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014	2013
Net sales	$133,815,000	$116,419,000
Cost of goods sold	97,579,000	80,700,000
Gross profit	36,236,000	35,719,000
Cost of goods sold as a percentage of net sales	72.9%	69.3%
Gross profit percentage	27.1%	30.7%

Net Sales. Our net sales for the six months ended September 30, 2014 increased by $17,396,000, or 14.9%, to $133,815,000 compared to net sales for the six months ended September 30, 2013 of $116,419,000. The increase in net sales was due primarily to both the full period impact of the introduction of our wheel hub products, which we launched in late June 2013, and growth in the sales of our rotating electrical products. We began selling new brake master cylinders to a major customer in late July 2014. Net sales for the six months ended September 30, 2014 were negatively impacted by returns and allowances associated with the new product line we launched in late July 2014 and new business awarded to us in our existing product lines.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the six months ended September 30, 2014 to 72.9% from 69.3% for the six months ended September 30, 2013, resulting in a corresponding decrease in our gross profit to 27.1% for the six months ended September 30, 2014 from 30.7% for the six months ended September 30, 2013. Our gross profit for the six months ended September 30, 2014 primarily reflects the impact of the new product line we launched in late July 2014 and new business awarded to us in our existing product lines which resulted in (i) $6,641,000 recorded in connection with the returns of certain wheel hub and master cylinder products, (ii) $2,879,000 of allowances recorded in connection with certain core inventory purchases, (iii) $560,000 of initial warranty accrual set up for the new brake master cylinders, (iv) special upfront allowances incurred of $442,000, and (v) $189,000 of start-up costs incurred related to the introduction of our new product line. In addition, our gross profit was impacted by lower per unit manufacturing costs due to better absorption of manufacturing overhead.

Operating Expenses

The following table summarizes operating expenses from our continuing operations for the six months ended September 30, 2014 and 2013:

	Six Months Ended September 30,
	2014	2013
General and administrative	$15,204,000	$18,338,000
Sales and marketing	3,663,000	3,874,000
Research and development	1,061,000	947,000

Percent of net sales

General and administrative	11.4%	15.8%
Sales and marketing	2.7%	3.3%
Research and development	0.8%	0.8%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2014 were $15,204,000, which represents a decrease of $3,134,000, or 17.1%, from general and administrative expenses for the six months ended September 30, 2013 of $18,338,000. The decrease in general and administrative expenses was primarily due to (i) a $3,686,000 decrease in expense related to the change in the fair value of the warrant liability, (ii) a $914,000 decrease in our legal fees for corporate-related activities, which was partially offset by increased legal fees of $715,000 related to the discontinued subsidiary, and (iii) a $705,000 decrease in expense related to the change in the fair value of the forward foreign exchange contracts. These decreases in general and administrative expenses were partly offset by (i) $1,034,000 of increased incentive compensation and (ii) $857,000 of increased share-based compensation expense. In addition, our general and administrative expenses for the prior year included (i) $341,000 of audit fees related to the discontinued subsidiary and (ii) $304,000 of professional fees related to the restructuring of the discontinued subsidiary.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2014 decreased $211,000, or 5.4%, to $3,663,000 from $3,874,000 for the six months ended September 30, 2013. The decrease in sales and marketing expenses was due primarily to $215,000 of decreased commissions.

Research and Development. Our research and development expenses increased by $114,000, or 12.0%, to $1,061,000 for the six months ended September 30, 2014 from $947,000 for the six months ended September 30, 2013, due primarily to $89,000 of increased supplies expense and $61,000 of increased employee-related costs.

Interest Expense

Interest Expense, net. Our interest expense, net from continuing operations for the six months ended September 30, 2014 decreased $1,836,000, or 21.4%, to $6,752,000 from $8,588,000 for the six months ended September 30, 2013. The decrease in interest expense was due primarily to lower interest rates on long-term debt. In addition, our prior year interest expense included interest on certain vendor payables.  These decreases were partly offset by increased interest payments on receivables discount programs due to a larger balance of receivables discounted under the program during the six months ended September 30, 2014 as compared to September 30, 2013.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $4,132,000, or an effective tax rate of 43.2%, and $1,705,000, or an effective tax rate of 42.9% during the six months ended September 30, 2014 and 2013, respectively. The income tax rates were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, our income tax rate for the six months ended September 30, 2014 was impacted by the payments made under voluntary disclosure agreements with certain states  and the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m). The income tax rate for the six months ended September 30, 2013 was also impacted by the non-deductible expenses in connection with the fair value adjustment on the warrants.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $100,877,000 during the six months ended September 30, 2013 and consisted of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000, and (iii) net sales of approximately $14,140,000 and the resulting loss of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

Liquidity and Capital Resources

Overview

At September 30, 2014, we had working capital of $79,648,000, a ratio of current assets to current liabilities of 1.9:1, and cash and cash equivalents of $89,045,000, compared to working capital of $22,077,000, a ratio of current assets to current liabilities of 1.2:1, and cash and cash equivalents of $24,599,000 at March 31, 2014.

During fiscal 2014, we filed a universal shelf registration statement on Form S-3 (File No. 333-195585) which was declared effective on May 9, 2014, for the proposed offering from time to time of up to $100,000,000 of our securities, including common stock, preferred stock, and debt securities. The securities may be offered by us from time to time at amounts, prices, interest rates, and other terms to be determined at the time of the offering.

In September 2014, we completed a public offering of 2,760,000 shares of our common stock at a price of $26.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 360,000 additional shares of common stock. We received aggregate gross proceeds of $71,760,000 and net proceeds of $66,975,000 after expenses. We intend to use the net proceeds of the offering for working capital and other general corporate purposes.

During the six months ended September 30, 2014, we used cash generated primarily from the use of our receivable discount programs with certain of our major customers to pay our accounts payable balances and to make the quarterly principal term loan payments. In addition, we repaid all amounts outstanding under our Amended Revolving Loans from the net proceeds received from our public offering in September 2014.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our Financing Agreement, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months.

Cash Flows

Cash flows from our continuing operations as reflected in the consolidated statements of cash flows for the six months ended September 30, 2014 and 2013 are summarized as follows:

	Six Months Ended September 30,
	2014	2013
Cash provided by (used in):
Operating activities from our continuing operations	$12,593,000	$7,520,000
Investing activities from our continuing operations	(1,281,000)	(1,501,000)
Financing activities from our continuing operations	53,142,000	18,082,000
Effect of exchange rates on cash and cash equivalents	(8,000)	(34,000)
Net increase in cash and cash equivalents from our continuing operations	$64,446,000	$24,067,000

Additional selected cash flow data:
Depreciation and amortization	$1,248,000	$1,416,000
Capital expenditures	1,217,000	1,483,000

Net cash provided by operating activities from continuing operations was $12,593,000 and $7,520,000 during the six months ended September 30, 2014 and 2013, respectively. The significant changes in our operating activities from continuing operations for the six months ended September 30, 2014, were due primarily to higher collections of accounts receivable which were used to build up our inventory and pay down our accounts payable balances. In addition, we received an income tax refund of $7,000,000 during the six months ended September 30, 2013.

Net cash used in investing activities from continuing operations was $1,281,000 and $1,501,000 during the six months ended September 30, 2014 and 2013, respectively, and primarily related to the purchase of equipment for our manufacturing and warehousing facilities and office equipment.

Net cash provided by financing activities from continuing operations was $53,142,000 and $18,082,000 during the six months ended September 30, 2014 and 2013, respectively. This increase was due mainly to the net proceeds of $66,975,000 received from our public offering in September 2014 partly offset by the repayment of our Amended Revolving Loans and higher quarterly principal payments required under our Term Loans compared to additional borrowing of $20,000,000 during the six months ended September 30, 2013.

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

In September 2014, we entered into a second amendment to the Financing Agreement (the “Second Amendment”), pursuant to which we were permitted to lease an additional third party warehouse location in Mexico and office space in Canada.

The Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at our option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at our option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on our Term Loans using the LIBOR option was 6.75% at September 30, 2014 and March 31, 2014, respectively. The interest rate on our revolving loans using the LIBOR option was 2.66% at March 31, 2014, respectively.

We may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Term Loans in whole or in part, but such prepayments are subject to a prepayment penalty of 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Term Loans through January 18, 2015.

The Financing Agreement, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”). We were in compliance with all financial covenants under the Financing Agreement as of September 30, 2014.

The following table summarizes the financial covenants required under the Financing Agreement as of September 30, 2014:

	Calculation as of September 30, 2014	Financial covenants required per the Financing Agreement
Maximum senior leverage ratio	1.43	3.30
Minimum fixed charge coverage ratio	1.93	1.05
Minimum consolidated EBITDA	$62,106,000	$32,000,000

We had no outstanding balance on the Amended Revolving Loans; however, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $694,000 for commercial letters of credit as of September 30, 2014. We had borrowed $10,000,000 under the Revolving Loans at March 31, 2014. As of September 30, 2014, $38,876,000, subject to certain adjustments, was available under the Amended Revolving Loans.

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $10,322,000 and $10,047,000 at September 30, 2014 and March 31, 2014, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the accompanying consolidated balance sheets. During the three months ended September 30, 2014 and 2013, losses of $1,389,000 and $1,782,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2014 and 2013, losses of $275,000 and $2,922,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs from continuing operations:

	Six Months Ended September 30,
	2014	2013
Receivables discounted	$136,326,000	$100,076,000
Weighted average days	336	335
Annualized weighted average discount rate	2.0%	2.4%
Amount of discount as interest expense	$2,542,000	$2,188,000

Off-Balance Sheet Arrangements

At September 30, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $1,217,000 and $1,483,000 for the six months ended September 30, 2014 and 2013, respectively. Our capital expenditures were primarily related to the purchase of equipment for our manufacturing and warehousing facilities and office equipment. We expect our fiscal year 2015 capital expenditures to be in the range of $3,000,000 to $7,000,000 depending on the timing of initiatives primarily related to our purchases of equipment, information technology, and leasehold improvements to our current facilities. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

There have been no material changes to our related party transactions that are presented in our Annual Report on Form 10-K for the year ended March 31, 2014, which was filed on June 16, 2014, and amended by the Form 10-K/A filed with the SEC on July 29, 2014.

Litigation

There have been and may be additional claims filed against us by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.  For example, the trustee has notified our insurance companies that it may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion, but has not filed any litigation at this time.  We are also a defendant in a case in Ontario Superior Court and in a case in the District Court for the District of Delaware claiming that we are liable for amounts due by the Fenco Entities to their employees under U.S. and Canadian law.  Any litigation to determine the validity of these claims, regardless of their merit or resolution, may be costly and time consuming and divert the efforts and attention of our management from our business strategy.  Any adverse judgment or settlement by us of these claims could also result in significant additional expense.

We are also subject to various other lawsuits and claims in the normal course of business. We do not believe that the outcome of these matters will have a material adverse effect on our financial position or future results of operations.

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

Discontinued Operations

In April 2014, the FASB issued guidance on reporting discontinued operations. The new guidance changes the criteria for determining which disposals can be presented as discontinued operations and modifies related disclosure requirements. Under the new guidance, a discontinued operation is defined as a disposal of a component or group of components that is disposed of or is classified as held for sale and represents a strategic shift that has or will have a major effect on an entity’s operations and financial results. The guidance applies prospectively to new disposals and new classifications of disposal groups as held for sale after the effective date. The standard is required to be adopted by public business entities in annual periods beginning on or after December 15, 2014, and interim periods within those annual periods. We do not expect any impact on our financial position, results of operations or cash flows from the adoption of this guidance.

Revenue Recognition

In May 2014, the FASB issued an amendment to the accounting guidance related to revenue recognition. The amendment was the result of a joint project between the FASB and IASB to clarify the principles for recognizing revenue and to develop common revenue standards for U.S. GAAP and IFRS. To meet those objectives, the FASB is amending the FASB ASC and creating a new Topic 606, Revenue from Contracts with Customers, and the IASB is issuing IFRS 15, Revenue from Contracts with Customers. The new guidance is effective prospectively for annual periods beginning after December 15, 2016, and interim periods within those years. Early application is not permitted. We are evaluating the impact the adoption of this prospective guidance will have on our consolidated financial statements.

Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern

In August 2014, the FASB issued guidance which requires an entity to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued). If conditions or events raise substantial doubt that is not alleviated, an entity should disclose that there is substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or available to be issued), along with the principal conditions or events that raise substantial doubt, management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations and management’s plans that are intended to mitigate those conditions. The new guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We do not expect any impact on our financial position, results of operations or cash flows from the adoption of this guidance.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the second quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed with the SEC on June 16, 2014 and amended by the Form 10-K/A filed with the SEC on July 29, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends—The Financing Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 9, 2014.

4.1	Specimen Certificate of the Company’s common stock	Incorporated by reference to Exhibit 4.1 to the 1994 Registration Statement.

4.2	Form of Underwriter’s common stock purchase warrant	Incorporated by reference to Exhibit 4.2 to the 1994 Registration Statement.

4.3	1994 Stock Option Plan	Incorporated by reference to Exhibit 4.3 to the 1994 Registration Statement.

4.4	Form of Incentive Stock Option Agreement	Incorporated by reference to Exhibit 4.4 to the 1994 Registration Statement.

4.5	1994 Non-Employee Director Stock Option Plan	Incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-KSB for the fiscal year ended March 31, 1995.

4.6	1996 Stock Option Plan	Incorporated by reference to Exhibit 4.6 to the Company’s Registration Statement on Form S-2 (No. 333-37977) declared effective on November 18, 1997.

4.7	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 1004.

Number	Description of Exhibit	Method of Filing

4.8	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.9	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.10	Form of Warrant to be issued by the Company to investors in connection with the May 2007 Private Placement	Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 18, 2007.

4.11	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.12	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.13	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.14	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: November 10, 2014	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 10, 2014	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer