Form 10-Q
period 2014-12-31
MOTORCAR PARTS AMERICA INC
filed 2015-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2014

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

There were 17,962,532 shares of Common Stock outstanding at February 2, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2014	March 31, 2014
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$76,718,000	$24,599,000
Short-term investments	639,000	521,000
Accounts receivable — net (Note 5)	-	22,283,000
Inventory— net	58,531,000	47,246,000
Inventory unreturned	8,046,000	7,534,000
Deferred income taxes	19,083,000	18,767,000
Prepaid expenses and other current assets	3,613,000	4,316,000
Total current assets	166,630,000	125,266,000
Plant and equipment — net	11,767,000	11,025,000
Long-term core inventory — net	153,648,000	143,476,000
Long-term core inventory deposits	31,571,000	29,375,000
Long-term deferred income taxes	3,284,000	2,614,000
Intangible assets — net	2,734,000	3,244,000
Other assets	4,027,000	3,853,000
TOTAL ASSETS	$373,661,000	$318,853,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,472,000	$59,509,000
Accrued liabilities	9,101,000	8,316,000
Customer finished goods returns accrual	16,973,000	16,251,000
Revolving loan	-	10,000,000
Other current liabilities	3,949,000	1,270,000
Current portion of term loan	7,843,000	7,843,000
Total current liabilities	98,338,000	103,189,000
Term loan, less current portion	74,052,000	79,434,000
Deferred core revenue (Note 3)	-	15,065,000
Other liabilities	14,036,000	11,529,000
Total liabilities	186,426,000	209,217,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized;17,960,098 and 15,067,645 shares issued and outstanding at December 31, 2014 and March 31, 2014, respectively	180,000	151,000
Additional paid-in capital	190,556,000	120,553,000
Accumulated other comprehensive loss	(1,661,000)	(877,000)
Accumulated deficit	(1,840,000)	(10,191,000)
Total shareholders' equity	187,235,000	109,636,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$373,661,000	$318,853,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Net sales	$83,992,000	$65,568,000	$217,807,000	$181,987,000
Cost of goods sold	59,564,000	43,642,000	157,143,000	124,342,000
Gross profit	24,428,000	21,926,000	60,664,000	57,645,000
Operating expenses:
General and administrative	12,628,000	9,580,000	27,832,000	27,918,000
Sales and marketing	2,281,000	1,905,000	5,944,000	5,779,000
Research and development	601,000	452,000	1,662,000	1,399,000
Total operating expenses	15,510,000	11,937,000	35,438,000	35,096,000
Operating income	8,918,000	9,989,000	25,226,000	22,549,000
Interest expense, net	3,165,000	6,524,000	9,917,000	15,112,000
Income from continuing operations before income tax expense	5,753,000	3,465,000	15,309,000	7,437,000
Income tax expense	2,826,000	2,317,000	6,958,000	4,022,000
Income from continuing operations	2,927,000	1,148,000	8,351,000	3,415,000
Income from discontinued operations	-	-	-	100,877,000
Net income	$2,927,000	$1,148,000	$8,351,000	$104,292,000

Basic net income per share from continuing operations	$0.16	$0.08	$0.51	$0.24
Basic net income per share from discontinued operations	-	-	-	6.95
Basic net income per share	$0.16	$0.08	$0.51	$7.19

Diluted net income per share from continuing operations	$0.16	$0.07	$0.49	$0.23
Diluted net income per share from discontinued operations	-	-	-	6.75
Diluted net income per share	$0.16	$0.07	$0.49	$6.98

Weighted average number of shares outstanding:
Basic	17,921,682	14,618,930	16,331,168	14,513,864
Diluted	18,822,664	15,429,756	17,206,069	14,944,937

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Net income	$2,927,000	$1,148,000	$8,351,000	$104,292,000
Other comprehensive income (loss), net of tax:
Unrealized gain on short-term investments (net of tax of $10,000, $10,000, $15,000 and $20,000)	15,000	16,000	22,000	30,000
Foreign currency translation loss	(338,000)	(47,000)	(806,000)	(59,000)
Total other comprehensive loss, net of tax	(323,000)	(31,000)	(784,000)	(29,000)
Comprehensive income	$2,604,000	$1,117,000	$7,567,000	$104,263,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
Cash flows from operating activities:	2014	2013
Net income	$8,351,000	$104,292,000
Less income from discontinued operations	-	100,877,000
Income from continuing operations	8,351,000	3,415,000
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities:
Depreciation	1,355,000	1,533,000
Amortization of intangible assets	510,000	558,000
Amortization of debt issuance costs	1,274,000	4,157,000
Loss due to change in fair value of warrant liability	2,199,000	6,881,000
Gain on extinguishment of warrant liability	-	(216,000)
Gain on redemption of short term investment	(4,000)	-
Provision for inventory reserves	839,000	1,062,000
Net recovery of customer payment discrepancies	(292,000)	(210,000)
Provision for (net recovery of) doubtful accounts	178,000	(47,000)
Deferred income taxes	(1,067,000)	14,220,000
Share-based compensation expense	1,697,000	549,000
Impact of tax benefit on APIC pool from stock options exercised	90,000	717,000
Loss on disposals of plant and equipment	1,000	8,000
Changes in current assets and liabilities:
Accounts receivable	22,398,000	1,507,000
Inventory	(11,576,000)	(10,210,000)
Inventory unreturned	(512,000)	(218,000)
Prepaid expenses and other current assets	427,000	5,689,000
Other assets	(378,000)	(353,000)
Accounts payable and accrued liabilities	1,740,000	8,876,000
Customer finished goods returns accrual	722,000	(1,359,000)
Deferred core revenue	(15,065,000)	1,395,000
Long-term core inventory	(10,728,000)	(17,244,000)
Long-term core inventory deposits	(2,196,000)	(1,247,000)
Other liabilities	2,963,000	262,000
Net cash provided by operating activities from continuing operations	2,926,000	19,725,000
Net cash provided by operating activities from discontinued operations	-	979,000
Net cash provided by operating activities	2,926,000	20,704,000
Cash flows from investing activities:
Purchase of plant and equipment	(2,551,000)	(2,154,000)
Change in short term investments	(77,000)	(35,000)
Net cash used in investing activities from continuing operations	(2,628,000)	(2,189,000)
Net cash used in investing activities from discontinued operations	-	(295,000)
Net cash used in investing activities	(2,628,000)	(2,484,000)
Cash flows from financing activities:
Borrowings under revolving loan	-	10,000,000
Repayment of revolving loan	(10,000,000)	-
Proceeds from term loan	-	20,000,000
Repayments of term loan	(6,300,000)	(9,500,000)
Debt issuance costs	-	(5,221,000)
Payments on capital lease obligations	(48,000)	(156,000)
Exercise of stock options	1,152,000	3,555,000
Excess tax benefit related to share-based compensation	925,000	491,000
Cash used to net share settle equity awards	(806,000)	-
Repurchase of common stock and options, including fees	-	(627,000)
Repurchase of warrants	-	(2,194,000)
Proceeds from issuance of common stock	71,760,000	-
Stock issuance costs	(4,787,000)	-
Net cash provided by financing activities from continuing operations	51,896,000	16,348,000
Net cash used in financing activities from discontinued operations	-	(20,636,000)
Net cash provided by (used in) financing activities	51,896,000	(4,288,000)
Effect of exchange rate changes on cash and cash equivalents	(75,000)	(36,000)
Net increase in cash and cash equivalents	52,119,000	13,896,000
Cash and cash equivalents — Beginning of period from continuing operations	24,599,000	19,346,000
Cash and cash equivalents— Beginning of period from discontinued operations	-	88,000
Cash and cash equivalents — End of period	$76,718,000	$33,330,000
Less Cash — End of period from discontinued operations	-	-
Cash and cash equivalents — End of period from continuing operations	$76,718,000	$33,330,000

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$8,642,000	$12,095,000
Income taxes, net of refunds	3,981,000	(16,472,000)
Non-cash investing and financing activities:
Property acquired under capital lease	$6,000	$34,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2014
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2015. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2014, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 16, 2014, as amended by the Form 10-K/A filed with the SEC on July 29, 2014.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.

Corrections to Previously Issued Financial Statements

In connection with the preparation of the financial statements, errors in the computation and disclosure of diluted net income per share were identified for the three and nine months ended December 31, 2013.  This resulted from an error in the computation of diluted shares under the “treasury stock method” as a result of not properly considering non-vested awards in the computation of diluted earnings per share. This error affected the weighted average shares outstanding used in the denominator for diluted net income per share. The Company evaluated the materiality of this error and concluded that it was immaterial. While the adjustments were immaterial, the Company elected to revise its previously reported diluted earnings per share as shown in the following table:

	Three Months Ended December 31, 2013		Nine Months Ended December 31, 2013
	As Reported	As Revised	As Reported	As Revised
Numerator:
Income from continuing operations	$1,148,000	$1,148,000	$3,415,000	$3,415,000
Income from discontinued operations	-	-	100,877,000	100,877,000
Net income	$1,148,000	$1,148,000	$104,292,000	$104,292,000

Demonimator:
Shares used for basic net income per share	14,618,930	14,618,930	14,513,864	14,513,864
Effect of potentially dilutive securities	643,567	810,826	306,477	431,073
Weighted average shares outstanding for diluted net income per share	15,262,497	15,429,756	14,820,341	14,944,937
Diluted net income per share from continuing operations	$0.08	$0.07	$0.23	$0.23
Diluted net income per share from discontinued operations	-	-	6.81	6.75
Diluted net income per share	$0.08	$0.07	$7.04	$6.98

These corrections had no impact on the Company’s consolidated balance sheets, net income, basic net income per share, or the consolidated statements of comprehensive income and consolidated statements of cash flows for any of the above mentioned periods.

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

In May 2013, FAPL appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, the Company deconsolidated the assets and liabilities of Fenco from its consolidated financial statements effective May 31, 2013. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. As a result of the loss of control of Fenco and the subsequent filing of the petition for relief under the Bankruptcy Code, Fenco had effectively been disposed of and the Company did not and does not retain any continuing involvement in the operations of Fenco. The Company may be subject to claims relating to the bankruptcy (see Note 17).

The Company’s income from discontinued operations was $100,877,000 during the nine months ended December 31, 2013 and consisted of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000, and (iii) net sales of approximately $14,140,000 and the resulting loss of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

3. Deferred Core Revenue

For certain customers, the Company had agreed in the past to buy back Remanufactured Cores related to existing product offerings with such customers. The Company had deferred core revenue from these customers until there was no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers would offset Remanufactured Core revenues that would otherwise be recognized. During the three months ended December 31, 2014, the Company was able to estimate the cost of the remaining Remanufactured Cores that can be bought back in the future from these customers. Therefore, the Company recognized previously deferred core revenue of $16,331,000 and associated cost of goods sold, partly offset by an accrued sales allowance of $3,706,000 for future buy-backs of Remanufactured Cores.

4. Intangible Assets

The following is a summary of the intangible assets subject to amortization at December 31, 2014 and March 31, 2014.

		December 31, 2014		March 31, 2014
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$553,000	$423,000	$553,000	$391,000
Customer relationships	12 years	6,464,000	3,860,000	6,464,000	3,393,000
Non-compete agreements	5 years	257,000	257,000	257,000	246,000
Total	11 years	$7,274,000	$4,540,000	$7,274,000	$4,030,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Amortization expense	$160,000	$180,000	$510,000	$558,000

The estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2015 - remaining three months	$160,000
2016	349,000
2017	266,000
2018	266,000
2019	266,000
Thereafter	1,427,000
Total	$2,734,000

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

Accounts receivable — net is comprised of the following:

	December 31, 2014		March 31, 2014
Accounts receivable — trade	$46,018,000		$58,766,000
Allowance for bad debts	(623,000)		(854,000)
Customer allowances earned	(12,153,000)		(9,088,000)
Customer payment discrepancies	(487,000)		(577,000)
Customer returns RGA issued	(9,018,000)		(5,809,000)
Customer core returns accruals	(24,638,000)		(20,155,000)
Less: total accounts receivable offset accounts	(46,919,000)		(36,483,000)
Total accounts receivable — net	$(901,000)	(1)	$22,283,000

(1)	Accounts receivable –net has been reclassified and included in accrued liabilities in the consolidated balance sheet at December 31, 2014 (see Note 3).

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At December 31, 2014 and March 31, 2014, the Company’s total warranty return accrual was $7,003,000 and $8,039,000, respectively, of which of $3,355,000 and $2,407,000 was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $3,648,000 and $5,632,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

Change in the Company’s warranty return accrual from its continuing operations is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Balance at beginning of period	$8,421,000	$7,204,000	$8,039,000	$6,205,000
Charged to expense	13,651,000	12,471,000	44,010,000	41,196,000
Amounts processed	(15,069,000)	(13,267,000)	(45,046,000)	(40,993,000)
Balance at end of period	$7,003,000	$6,408,000	$7,003,000	$6,408,000

6. Inventory

Inventory is comprised of the following:

	December 31, 2014	March 31, 2014
Non-core inventory
Raw materials	$19,203,000	$18,787,000
Work-in-process	265,000	124,000
Finished goods	41,022,000	30,197,000
	60,490,000	49,108,000
Less allowance for excess and obsolete inventory	(1,959,000)	(1,862,000)
Total	$58,531,000	$47,246,000

Inventory unreturned	$8,046,000	$7,534,000
Long-term core inventory
Used cores held at the Company's facilities	$25,797,000	$23,718,000
Used cores expected to be returned by customers	8,294,000	6,160,000
Remanufactured cores held in finished goods	21,698,000	18,093,000
Remanufactured cores held at customers' locations	98,560,000	96,351,000
	154,349,000	144,322,000
Less allowance for excess and obsolete inventory	(701,000)	(846,000)
Total	$153,648,000	$143,476,000

Long-term core inventory deposits	$31,571,000	$29,375,000

7. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales from continuing operations:

	Three Months Ended December 31,		Nine Months Ended December 31,
Sales	2014	2013	2014	2013
Customer A	63%	54%	57%	52%
Customer B	19%	19%	21%	21%
Customer C	5%	10%	6%	11%
Customer D	2%	3%	3%	4%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	December 31, 2014	March 31, 2014
Customer A	36%	46%
Customer B	20%	12%
Customer C	5%	7%
Customer D	7%	10%

The Company’s largest supplier accounted for 5% and 13% of inventory purchases for the three months ended December 31, 2014 and 2013, respectively. The Company’s largest supplier accounted for 10% and 14% of inventory purchases for the nine months ended December 31, 2014 and 2013, respectively.

8. Debt

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

In December 2014, the Company entered into a third amendment to the Financing Agreement (the “Third Amendment”), pursuant to which (i) the definition of consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”) was amended and (ii) certain schedules to the Financing Agreement were updated.

The Term Loans require quarterly principal payments of $2,100,000 per quarter and bear interest at rates equal to, at the Company’s option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on the Company’s Term Loans using the LIBOR option was 6.75% at December 31, 2014 and March 31, 2014, respectively. The interest rate on the Company’s Revolving Loans using the LIBOR option was 2.66% at March 31, 2014.

The following summarizes information about the Company’s Term Loans at:

	December 31, 2014	March 31, 2014
Principal amount of term loan	$86,600,000	$92,900,000
Unamortized financing fees	(4,705,000)	(5,623,000)
Net carrying amount of term loan	81,895,000	87,277,000
Less current portion of term loan	(7,843,000)	(7,843,000)
Long-term portion of term loan	$74,052,000	$79,434,000

Future repayments of the Company’s Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2015 - remaining three months	$2,100,000
2016	8,400,000
2017	8,400,000
2018	8,400,000
2019	59,300,000
Total payments	$86,600,000

The Company may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Term Loans in whole or in part. Such prepayments were subject to a prepayment penalty of 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Term Loans through January 18, 2015 and may be made with no prepayment penalty thereafter.

The Financing Agreement, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated EBITDA. The Company was in compliance with all financial covenants as of December 31, 2014.

The Company had no outstanding balance on the Amended Revolving Loans; however, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $694,000 for commercial letters of credit as of December 31, 2014. The Company had borrowed $10,000,000 under the Revolving Loans at March 31, 2014. As of December 31, 2014, $38,876,000, subject to certain adjustments, was available under the Amended Revolving Loans.

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $12,246,000 and $10,047,000 at December 31, 2014 and March 31, 2014, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at December 31, 2014 and March 31, 2014. During the three months ended December 31, 2014 and 2013, a loss of $1,924,000 for each period was recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2014 and 2013, losses of $2,199,000 and $4,846,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

9. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs from its continuing operations:

	Nine Months Ended December 31,
	2014	2013
Receivables discounted	$198,073,000	$155,739,000
Weighted average days	337	336
Annualized weighted average discount rate	2.0%	2.3%
Amount of discount as interest expense	$3,691,000	$3,280,000

10. Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income per share.

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013

Income from continuing operations	$2,927,000	$1,148,000	$8,351,000	$3,415,000
Income from discontinued operations	-	-	-	100,877,000
Net income	$2,927,000	$1,148,000	$8,351,000	$104,292,000
Basic shares	17,921,682	14,618,930	16,331,168	14,513,864
Effect of potentially dilutive securities	900,982	810,826	874,901	431,073
Diluted shares	18,822,664	15,429,756	17,206,069	14,944,937
Net income per share:
Basic net income per share from continuing operations	$0.16	$0.08	$0.51	$0.24
Basic net income per share from discontinued operations	-	-	-	6.95
Basic net income per share	$0.16	$0.08	$0.51	$7.19

Diluted net income per share from continuing operations	$0.16	$0.07	$0.49	$0.23
Diluted net income per share from discontinued operations	-	-	-	6.75
Diluted net income per share	$0.16	$0.07	$0.49	$6.98

The effect of dilutive options excludes 421,500 shares subject to options with exercise prices ranging from $10.73 to $15.06 per share for the nine months ended December 31, 2013— which were anti-dilutive.

11. Income Taxes

The Company recorded income tax expenses from continuing operations for the three months ended December 31, 2014 and 2013, of $2,826,000, or an effective tax rate of 49.1%, and $2,317,000, or an effective tax rate of 66.9%, respectively. For the nine months ended December 31, 2014 and 2013, the Company recorded income tax expenses from continuing operations of $6,958,000, or an effective tax rate of 45.5%, and $4,022,000, or an effective tax rate of 54.1%, respectively. The Company’s income tax rate for the three months ended December 31, 2014 includes the required adjustments to reflect the appropriate nine-month rate for fiscal 2015. The income tax rates for all periods were higher than the federal statutory rate primarily due to the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), non-deductible expenses in connection with the fair value adjustments on the warrants, and state income taxes, which were partially offset by the benefits of lower statutory tax rates in foreign taxing jurisdictions. In addition, the income tax rates for the nine months ended December 31, 2014 reflect the payments made under voluntary disclosure agreements with certain states.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions with varying statutes of limitations. At December 31, 2014, the Company continues to be under examination in the U.S. by the Internal Revenue Service for fiscal years 2011 through 2013. The Company received a final determination from the State of California regarding its examination for fiscal years 2008 through 2010 in September 2014 requiring no significant changes to the Company’s tax returns for those fiscal years as filed. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $18,717,000 and $17,796,000 at December 31, 2014 and March 31, 2014, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of income:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Instruments	2014	2013	2014	2013
Forward foreign currency exchange contracts	$(938,000)	$74,000	$(1,066,000)	$(759,000)

The fair value of the forward foreign currency exchange contracts of $1,225,000 and $159,000 is included in other current liabilities in the consolidated balance sheets at December 31, 2014 and March 31, 2014, respectively.

13. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of December 31, 2014 and March 31, 2014:

	December 31, 2014				March 31, 2014
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$639,000	$639,000	-	-	$521,000	$521,000	-	-

Liabilities
Other current liabilities
Deferred compensation	639,000	639,000	-	-	521,000	521,000	-	-
Forward foreign currency exchange contracts	1,225,000	-	$1,225,000	-	159,000	-	$159,000	-
Other liabilities
Warrant liability	12,246,000	-	-	$12,246,000	10,047,000	-	-	$10,047,000

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended December 31, 2014 and 2013, a loss of $938,000 and a gain of $74,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts. During the nine months ended December 31, 2014 and 2013, losses of $1,066,000 and $759,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at December 31, 2014 and March 31, 2014. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended December 31, 2014 and 2013, losses of $1,924,000 and $2,920,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability. During the nine months ended December 31, 2014 and 2013, losses of $2,199,000 and $6,881,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Supplier Warrant recorded as warrant liability were:

December 31, 2014
Risk free interest rate	0.99%
Expected life in years	2.75
Expected volatility	48.20%
Dividend yield	-
Probability of future financing	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2014	2013	2014	2013
Beginning balance	$10,322,000	$5,975,000	$10,047,000	$2,014,000
Newly issued	-	-	-	-
Total (gain) loss included in net loss	1,924,000	2,920,000	2,199,000	6,881,000
Exercises/settlements	-	(2,410,000)	-	(2,410,000)
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$12,246,000	$6,485,000	$12,246,000	$6,485,000

During the nine months ended December 31, 2014, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

14. Stock Options and Restricted Stock Awards

Stock Options

The Company granted options to purchase 82,537 and 272,000 shares of common stock during the nine months ended December 31, 2014 and 2013, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Nine Months Ended December 31,
	2014	2013
Weighted average risk free interest rate	1.75%	1.94%
Weighted average expected holding period (years)	5.01	5.96
Weighted average expected volatility	46.02%	48.52%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$9.65	$4.42

A summary of stock option transactions for the nine months ended December 31, 2014 follows:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2014	1,426,968	$9.21
Granted	82,537	$22.99
Exercised	(94,234)	$10.31
Cancelled	(8,250)	$10.71
Outstanding at December 31, 2014	1,407,021	$9.93

At December 31, 2014, options to purchase 1,080,123 shares of common stock were exercisable at the weighted average exercise price of $8.80.

A summary of changes in the status of non-vested stock options during the nine months ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2014	490,702	$4.39
Granted	82,537	$9.65
Vested	(246,341)	$3.89
Cancelled	-	$-
Non-vested at December 31, 2014	326,898	$6.09

At December 31, 2014, there was $1,685,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 1.8 years.

Restricted Stock

During the nine months ended December 31, 2014, the Company granted 95,645 shares of restricted stock with an estimated grant date fair value of $2,316,000, which was based on the closing market price on the date of grant. During the nine months ended December 31, 2013, the Company granted 138,000 shares of restricted stock with an estimated grant date fair value of $1,286,000, which was based on the closing market price on the date of grant. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. The fair value related to the awards of restricted stock is recognized as compensation expense over the vesting period.

A summary of changes in the status of non-vested restricted stock during the nine months ended December 31, 2014 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at March 31, 2014	138,000	$9.32
Restricted stock granted	95,645	$24.21
Restricted stock vested	(50,402)	$10.51
Restricted stock cancelled	-	$-
Non-vested restricted stock at December 31, 2014	183,243	$16.77

As of December 31, 2014, there was $2,588,000 of unrecognized compensation expense related to awards of the restricted stock, which will be recognized over the remaining vesting period of approximately 2.2 years.

15. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended December 31, 2014 and 2013 is as follows:

	Three Months Ended December 31, 2014			Three Months Ended December 31, 2013
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$328,000	$(1,666,000)	$(1,338,000)	$301,000	$(1,145,000)	$(844,000)
Other comprehensive income (loss), net of tax	17,000	(338,000)	(321,000)	16,000	(47,000)	(31,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2,000)	-	(2,000)	-	-	-
Balance at end of period	$343,000	$(2,004,000)	$(1,661,000)	$317,000	$(1,192,000)	$(875,000)

The changes in accumulated other comprehensive income (loss) for the nine months ended December 31, 2014 and 2013 is as follows:

	Nine Months Ended December 31, 2014			Nine Months Ended December 31, 2013
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$321,000	$(1,198,000)	$(877,000)	$287,000	$(1,133,000)	$(846,000)
Other comprehensive income (loss), net of tax	24,000	(806,000)	(782,000)	30,000	(59,000)	(29,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	(2,000)	-	(2,000)	-	-	-
Balance at end of period	$343,000	$(2,004,000)	$(1,661,000)	$317,000	$(1,192,000)	$(875,000)

16. Equity Transactions

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

In September 2014, the Company completed a public offering of 2,760,000 shares of the Company’s common stock at a price of $26.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 360,000 additional shares of common stock. The Company received aggregate gross proceeds of $71,760,000 and net proceeds of $66,973,000 after expenses.

17. Litigation

There have been and may be additional claims filed against the Company by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.  For example, the trustee has notified the Company’s insurance companies that it may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion, but has not filed any litigation at this time.  The Company is also a defendant in a case in Ontario Superior Court and in a case in the Bankruptcy Court for the District of Delaware claiming that the Company is liable for amounts due by the Fenco Entities to their employees under U.S. and Canadian law, including the WARN Act and ERISA.  Any litigation to determine the validity of these claims, regardless of their merit or resolution, may be costly and time consuming and divert the efforts and attention of the Company’s management from its business strategy.  Any adverse judgment or settlement by the Company of these claims could also result in significant additional expense.

The Company is also subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these matters will have a material adverse effect on its financial position or future results of operations.

18. Related Party Transactions

In November 2014, Mr. Mel Marks was appointed to serve as a director for all of the Company’s Asian subsidiaries, in addition to his position as a director of the Company. Mr. Marks will receive annual compensation of $150,000 for his services in addition to his regular compensation as a director of the Company.

19. New Accounting Pronouncements

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

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. Early application is not permitted. A full or modified retrospective transition method is required. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

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

Extraordinary Items

In January 2015, the FASB issued guidance that simplifies income statement presentation by eliminating the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The Company does not expect any impact on its consolidated financial statements from the adoption of this guidance.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: the bankruptcy of the Fenco Entities and related claims and contingent liabilities, concentration of sales to a small number of customers, changes in the financial condition of or our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, lower revenues than anticipated from new and existing contracts, the increasing demands on our working capital, the significant strain on working capital associated with large inventory purchases from customers, any meaningful difference between expected production needs and ultimate sales to our customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults, increases in interest rates, the impact of high gasoline prices, consumer preferences and general economic conditions, increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, and other factors discussed herein and in our other filings with the SEC.

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

We have positioned ourselves to take advantage of multiple growth strategies including growing our product lines both with existing and potential new customers and by introducing new product lines.  We were awarded a significant amount of new business for our rotating electrical products which we began shipping in January 2015. In addition, we were awarded new business for wheel hub products from existing customers, which we expect to begin shipping in the next fiscal year.

In accordance with the authoritative accounting guidance for segment reporting, we have determined that our operating segments meet the criteria for aggregation and accordingly we have one reportable segment for purposes of recording and reporting our financial results.

Results of Operations for the Three Months Ended December 31, 2014 and 2013

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data from our continuing operations for the periods indicated:

	Three Months Ended December 31,
	2014	2013
Gross profit percentage	29.1%	33.4%
Cash flow (used in) provided by continuing operations	$(9,667,000)	$12,205,000
Finished goods turnover (annualized) (1)	6.2	6.7

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit from our continuing operations for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
Net sales	$83,992,000	$65,568,000
Cost of goods sold	59,564,000	43,642,000
Gross profit	24,428,000	21,926,000
Cost of goods sold as a percentage of net sales	70.9%	66.6%
Gross profit percentage	29.1%	33.4%

Net Sales. Our net sales for the three months ended December 31, 2014 increased by $18,424,000, or 28.1%, to $83,992,000 compared to net sales for the three months ended December 31, 2013 of $65,568,000. The increase in net sales was due to (i) recognition of revenue related to the Remanufactured Cores of $16,331,000, which was previously deferred, partly offset by an accrued sales allowance of $3,706,000 for future buy-backs of Remanufactured Cores, (ii) growth in sales of our wheel hub products, and (iii) the introduction of new brake master cylinders, which we began selling in late July 2014.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the three months ended December 31, 2014 to 70.9% from 66.6% for the three months ended December 31, 2013, resulting in a corresponding decrease in our gross profit to 29.1% for the three months ended December 31, 2014 from 33.4% for the three months ended December 31, 2013. Our gross profit for the three months ended December 31, 2014 was lower primarily due to changes in the mix of product lines sold, and the impact of ramp up costs and other related production costs for additional business starting in the fourth quarter of fiscal 2015. In addition, during the three months ended December 31, 2014, we recorded a net expense of $537,000 in connection with the returns of products associated with the new business awarded to us.

Operating Expenses

The following table summarizes operating expenses from our continuing operations for the three months ended December 31, 2014 and 2013:

	Three Months Ended December 31,
	2014	2013
General and administrative	$12,628,000	$9,580,000
Sales and marketing	2,281,000	1,905,000
Research and development	601,000	452,000

Percent of net sales

General and administrative	15.0%	14.6%
Sales and marketing	2.7%	2.9%
Research and development	0.7%	0.7%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2014 were $12,628,000, which represents an increase of $3,048,000, or 31.8%, from general and administrative expenses for the three months ended December 31, 2013 of $9,580,000. The increase in general and administrative expenses was primarily due to (i) a $1,859,000 increase in our legal fees associated with the discontinued subsidiary and $402,000 of increased legal fees for all other corporate-related activities, (ii) a $1,012,000 increase in expense due to the change in the fair value of the forward foreign exchange contracts, (iii) a $290,000 increase in share-based compensation expense, and (iv) $240,000 of increased bad debt expense. In addition, our prior year general and administrative expenses included $996,000 of expense due to the change in the fair value of the Cerberus warrant liability partly offset by a gain of $216,000 recorded on the extinguishment of the Cerberus warrant.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2014 increased $376,000, or 19.7%, to $2,281,000 from $1,905,000 for the three months ended December 31, 2013. The increase was due primarily to (i) $149,000 of increased trade shows expense, (ii) $112,000 of increased commissions, and (iii) $82,000 of increased employee-related costs.

Research and Development. Our research and development expenses increased by $149,000, or 33.0%, to $601,000 for the three months ended December 31, 2014 from $452,000 for the three months ended December 31, 2013, due primarily to (i) $70,000 of increased employee-related costs and (ii) $42,000 of increased supplies expense.

Interest Expense

Interest Expense, net. Our interest expense, net from continuing operations for the three months ended December 31, 2014 decreased $3,359,000, or 51.5%, to $3,165,000 from $6,524,000 for the three months ended December 31, 2013. The decrease in interest expense was due primarily to (i) the write-off of deferred financing costs in connection with the amendment to the financing agreements during the three months ended December 31, 2013, (ii) lower average outstanding debt balances, and (iii) lower interest rates on our long-term debt.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $2,826,000, or an effective tax rate of 49.1%, and $2,317,000, or an effective tax rate of 66.9% during the three months ended December 31, 2014 and 2013, respectively. The income tax rates were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction. In addition, the income tax rate for three months ended December 31, 2014 includes the required adjustments to reflect the appropriate nine-month rate for fiscal 2015 and the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m). The income tax rates for the three months ended December 31, 2014 and 2013, were also impacted by non-deductible expenses in connection with the fair value adjustment on the warrants.

Results of Operations for the Nine Months Ended December 31, 2014 and 2013

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data from our continuing operations for the periods indicated:

	Nine Months Ended December 31,
	2014	2013
Gross profit percentage	27.9%	31.7%
Cash flow provided by continuing operations	$2,926,000	$19,725,000
Finished goods turnover (annualized) (1)	5.9	6.8

(1)	Annualized finished goods turnover for each nine month period is calculated by multiplying cost of sales for each nine month period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for each nine month period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit from our continuing operations for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
	2014	2013
Net sales	$217,807,000	$181,987,000
Cost of goods sold	157,143,000	124,342,000
Gross profit	60,664,000	57,645,000
Cost of goods sold as a percentage of net sales	72.1%	68.3%
Gross profit percentage	27.9%	31.7%

Net Sales. Our net sales for the nine months ended December 31, 2014 increased by $35,820,000, or 19.7%, to $217,807,000 compared to net sales for the nine months ended December 31, 2013 of $181,987,000. The increase in net sales was due primarily to (i) the full period impact of the introduction of our wheel hub products, which we launched in late June 2013, (ii) recognition of revenue related to the Remanufactured Cores of $16,331,000, which was previously deferred, partly offset by an accrued sales allowance of $3,706,000 for future buy-backs of Remanufactured Cores, (iii) growth in the unit sales of our rotating electrical products, and (iv) launch of new master cylinder products which we began selling in late July 2014. In addition, net sales for the nine months ended December 31, 2014 were negatively impacted by returns and allowances associated with the new brake master cylinder products and the new business awarded to us in our existing product lines.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the nine months ended December 31, 2014 to 72.1% from 68.3% for the nine months ended December 31, 2013, resulting in a corresponding decrease in our gross profit to 27.9% for the nine months ended December 31, 2014 from 31.7% for the nine months ended December 31, 2013. Our gross profit for the nine months ended December 31, 2014 was lower primarily due to changes in the mix of product lines sold. In addition, our gross profit for the nine months ended December 31, 2014 was impacted by (i) $6,641,000 recorded in connection with the returns of certain wheel hub and new brake master cylinder products, (ii) $2,879,000 of allowances recorded in connection with certain core inventory purchases, (iii) $560,000 of initial warranty accrual set up for the new brake master cylinders, (iv) $537,000 net expense recorded in connection with the returns of products associated with the new business awarded to us, (v) special upfront allowances incurred of $442,000, and (vi) $189,000 of start-up costs incurred related to new brake master cylinder products.

Operating Expenses

The following table summarizes operating expenses from our continuing operations for the nine months ended December 31, 2014 and 2013:

	Nine Months Ended December 31,
	2014	2013
General and administrative	$27,832,000	$27,918,000
Sales and marketing	5,944,000	5,779,000
Research and development	1,662,000	1,399,000

Percent of net sales

General and administrative	12.8%	15.3%
Sales and marketing	2.7%	3.2%
Research and development	0.8%	0.8%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2014 were $27,832,000, which represents a decrease of $86,000, or 0.3%, from general and administrative expenses for the nine months ended December 31, 2013 of $27,918,000. The decrease in general and administrative expenses was primarily due to (i) a $2,647,000 decrease in expense related to the change in the fair value of the outstanding warrant liability and (ii) our prior year general and administrative expenses included $2,035,000 of expense due to the change in the fair value of the Cerberus warrant liability partly offset by a gain of $216,000 recorded on the extinguishment of the Cerberus warrant. These decreases were partly offset by (i) $2,574,000 of increased legal fees related to the discontinued subsidiary, which was partially offset by decreased legal fees of $512,000 for all other corporate-related activities, (ii) $1,148,000 of increased share-based compensation, (iii) $698,000 of increased incentive compensation, (iv) $432,000 of increased employee-related costs, (v) $307,000 of increased expense related to the change in the fair value of the forward foreign exchange contracts, and (vi) $237,000 of increased travel. In addition, our prior year general and administrative expenses included $645,000 of professional fees related to the discontinued subsidiary.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2014 increased $165,000, or 2.9%, to $5,944,000 from $5,779,000 for the nine months ended December 31, 2013. The increase in sales and marketing expenses was due to increased employee-related costs.

Research and Development. Our research and development expenses increased by $263,000, or 18.8%, to $1,662,000 for the nine months ended December 31, 2014 from $1,399,000 for the nine months ended December 31, 2013, due primarily to $131,000 of increased employee-related costs and $131,000 of increased supplies expense.

Interest Expense

Interest Expense, net. Our interest expense, net from continuing operations for the nine months ended December 31, 2014 decreased $5,195,000, or 34.4%, to $9,917,000 from $15,112,000 for the nine months ended December 31, 2013. The decrease in interest expense was due primarily to lower interest rates on long-term debt. In addition, our prior year interest expense included the write-off of deferred financing costs in connection with the amendment to the financing agreements and interest on certain vendor payables.  These decreases were partly offset by increased interest payments on receivables discount programs due to a larger balance of receivables discounted under the program during the nine months ended December 31, 2014 as compared to December 31, 2013.

Provision for Income Taxes

Income Tax. Our income tax expense from continuing operations was $6,958,000, or an effective tax rate of 45.5%, and $4,022,000, or an effective tax rate of 54.1% during the nine months ended December 31, 2014 and 2013, respectively. The income tax rates were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions. In addition, our income tax rate for the nine months ended December 31, 2014 was impacted by the payments made under voluntary disclosure agreements with certain states and the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m). The income tax rates for the nine months ended December 31, 2014 and 2013 were also impacted by the non-deductible expenses in connection with the fair value adjustment on the warrants.

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $100,877,000 during the nine months ended December 31, 2013 and consisted of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000, and (iii) net sales of approximately $14,140,000 and the resulting loss of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

Liquidity and Capital Resources

Overview

At December 31, 2014, we had working capital of $68,292,000, a ratio of current assets to current liabilities of 1.7:1, and cash of $76,718,000, compared to working capital of $22,077,000, a ratio of current assets to current liabilities of 1.2:1, and cash of $24,599,000 at March 31, 2014.

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

In September 2014, we completed a public offering of 2,760,000 shares of our common stock at a price of $26.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 360,000 additional shares of common stock. We received aggregate gross proceeds of $71,760,000 and net proceeds of $66,973,000 after expenses. We intend to use the net proceeds for working capital and other general corporate purposes.

During the nine months ended December 31, 2014, we generated cash from operations, the use of receivable discount programs with certain of our major customers, and the public offering of our common stock in September 2014. The cash generated from these activities was used partly to build up our inventory in preparation for additional business starting in the fourth quarter of fiscal 2015, repay all amounts outstanding under our revolving loan, and make the quarterly principal term loan payments.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our financing agreement, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months.

Cash Flows

Cash flows from our continuing operations as reflected in the consolidated statement of cash flows for the nine months ended December 31, 2014 and 2013 are summarized as follows:

	Nine Months Ended December 31,
	2014	2013
Cash provided by (used in):
Operating activities from our continuing operations	$2,926,000	$19,725,000
Investing activities from our continuing operations	(2,628,000)	(2,189,000)
Financing activities from our continuing operations	51,896,000	16,348,000
Effect of exchange rates on cash and cash equivalents	(75,000)	(36,000)
Net increase in cash and cash equivalents from our continuing operations	$52,119,000	$33,848,000

Additional selected cash flow data:
Depreciation and amortization	$1,865,000	$2,091,000
Capital expenditures	2,551,000	2,154,000

Net cash provided by operating activities from continuing operations was $2,926,000 and $19,725,000 during the nine months ended December 31, 2014 and 2013, respectively. The significant changes in our operating activities from continuing operations for the nine months ended December 31, 2014, were due primarily to higher collections of accounts receivable which were partly used to build up our inventory in preparation for additional business starting in the fourth quarter of fiscal 2015.  In addition, our prior year operating activities include the receipt of an income tax refund of $16,472,000.

Net cash used in investing activities from continuing operations was $2,628,000 and $2,189,000 during the nine months ended December 31, 2014 and 2013, respectively, and primarily related to the purchase of equipment for our office, manufacturing and warehousing facilities.

Net cash provided by financing activities from continuing operations was $51,896,000 and $16,348,000 during the nine months ended December 31, 2014 and 2013, respectively. This increase was due mainly to the net proceeds of $66,973,000 received from the public offering of our common stock in September 2014 partly offset by the repayment of all amounts outstanding under our revolving loan and quarterly principal term loan payments compared to additional borrowing during the nine months ended December 31, 2013.

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

In December 2014, we entered into a third amendment to the Financing Agreement (the “Third Amendment”), pursuant to which (i) the definition of consolidated earnings before interest, income tax, depreciation and amortization expenses (“EBITDA”) was amended and (ii) certain schedules to the Financing Agreement were updated.

The Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at our option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at our option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on our Term Loans using the LIBOR option was 6.75% at December 31, 2014 and March 31, 2014, respectively. The interest rate on our Revolving Loans using the LIBOR option was 2.66% at March 31, 2014, respectively.

We may reduce or terminate the commitments of the lenders to make the Amended Revolving Loans or prepay the Term Loans in whole or in part Such prepayments were subject to a prepayment penalty of 2.00% times the sum of the reduction of the revolving credit commitment plus the principal amount of any prepayment of the Term Loans through January 18, 2015 and may be made with no prepayment penalty thereafter.

The Financing Agreement, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before EBITDA. We were in compliance with all financial covenants under the Financing Agreement as of December 31, 2014.

The following table summarizes the financial covenants required under the Financing Agreement as of December 31, 2014:

	Calculation as of December 31, 2014	Financial covenants required per the Financing Agreement
Maximum senior leverage ratio	1.32	3.05
Minimum fixed charge coverage ratio	1.96	1.05
Minimum consolidated EBITDA	$65,599,000	$32,000,000

We had no outstanding balance on the Amended Revolving Loans; however, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $694,000 for commercial letters of credit as of December 31, 2014. We had borrowed $10,000,000 under the Revolving Loans at March 31, 2014. As of December 31, 2014, $38,876,000, subject to certain adjustments, was available under the Amended Revolving Loans.

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $12,246,000 and $10,047,000 at December 31, 2014 and March 31, 2014, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the accompanying consolidated balance sheets. During the three months ended December 31, 2014 and 2013, a loss of $1,924,000 for each period was recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2014 and 2013, losses of $2,199,000 and $4,846,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs from continuing operations:

	Nine Months Ended December 31,
	2014	2013
Receivables discounted	$198,073,000	$155,739,000
Weighted average days	337	336
Annualized weighted average discount rate	2.0%	2.3%
Amount of discount as interest expense	$3,691,000	$3,280,000

Off-Balance Sheet Arrangements

At December 31, 2014, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $2,551,000 and $2,154,000 for the nine months ended December 31, 2014 and 2013, respectively. Our capital expenditures were primarily related to the purchase of equipment for our office, manufacturing and warehousing facilities. We expect our fiscal year 2015 capital expenditures to be in the range of $3,000,000 to $7,000,000 depending on the timing of initiatives primarily related to our purchases of equipment, information technology, and leasehold improvements to our current facilities. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

There have been no material changes to our related party transactions, except as discussed below, that are presented in our Annual Report on Form 10-K for the year ended March 31, 2014, which was filed on June 16, 2014, and as amended by the Form 10-K/A filed with the SEC on July 29, 2014.

In November 2014, Mr. Mel Marks was appointed to serve as a director for all of our Asian subsidiaries, in addition to his position as one of our directors. Mr. Marks will receive annual compensation of $150,000 for his services in addition to his regular compensation as one of our directors.

Litigation

There have been and may be additional claims filed against us by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.  For example, the trustee has notified our insurance companies that it may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion, but has not filed any litigation at this time.  We are also a defendant in a case in Ontario Superior Court and in a case in the Bankruptcy Court for the District of Delaware claiming that we are liable for amounts due by the Fenco Entities to their employees under U.S. and Canadian law, including the WARN Act and ERISA.  Any litigation to determine the validity of these claims, regardless of their merit or resolution, may be costly and time consuming and divert the efforts and attention of our management from our business strategy.  Any adverse judgment or settlement by us of these claims could also result in significant additional expense.

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

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. Early application is not permitted. A full or modified retrospective transition method is required. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

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

Extraordinary Items

In January 2015, the FASB issued guidance that simplifies income statement presentation by eliminating the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance is not expected to have any impact on our consolidated financial statements.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2014.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the third quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014, filed on June 16, 2014 and as amended by the Form 10-K/A filed with the SEC on July 29, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends—The Financing Agreement prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 9, 2014.

4.1	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 1004.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	Registration Rights Agreement among the Company and the investors identified on the signature pages thereto, dated as of May 18, 2007	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 18, 2007.

4.4	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.5	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.6	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

Number	Description of Exhibit	Method of Filing
4.7	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

10.1
Third Amendment to Amended and Restated Financing Agreement, dated as of December 11, 2014, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2014.

10.2	Consulting Arrangement, dated as of November 19, 2014, among Motorcar Parts of America, Inc., and Mr. Mel Marks	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2014, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: February 9, 2015	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2015	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer