Form 10-K
period 2015-03-31
MOTORCAR PARTS AMERICA INC
filed 2015-06-15
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________  to ______________

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2014, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $477,070,672 based on the closing sale price as reported on the NASDAQ Global Market.

There were 17,974,598 shares of common stock outstanding as of June 8, 2015.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G(3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2015 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2015.

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

The current population of vehicles in the U.S. is approximately 251 million and the average age of these vehicles is approximately 11.5 years. While the aged vehicle population is favorable today, miles driven continues to fluctuate primarily based on fuel prices. We believe demand and replacement rates for aftermarket automotive parts generally increase with the age of vehicles and increases in miles driven.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, we have determined that our operating segments meet the criteria for aggregation and accordingly we have one reportable segment for purposes of recording and reporting our financial results.

Growth Strategies

We are focused on growing our share in all channels within the aftermarket including, DIY, DIFM and OES. All channels of the aftermarket are growing, in particular the DIFM market. We are well positioned for growth in all channels, in particular the DIFM market in three ways: (i) our auto parts retail customers are expanding their efforts to target the DIFM market, (ii) we sell our products under private label and our own brand names directly to suppliers that focus on professional installers, and (iii) we sell our products to original equipment manufacturers for distribution to the professional installer both for warranty replacement and their general aftermarket channels. We have been successful in growing sales to all channels of the aftermarket.

Our goal is to take advantage of multiple growth strategies. To accomplish this, key elements of our strategy include:

•	Grow our product lines both with existing and potential new customers. We have been awarded a significant amount of new business for all our product lines. In particular our rotating electrical products had the most significant new business gains, which we began shipping in January 2015. In addition, we were awarded further new business in all product lines, which we expect to begin shipping in the next fiscal year.

•	Introduction of new product lines. We launched a new brake master cylinder products in late July 2014. We continue to strive to expand our business by exploring new product lines.

•	The strategic acquisition of other companies or businesses. We intend to continue making strategic acquisitions to grow our business. We completed the acquisition of a small privately held remanufacturer of alternators and starters in the first quarter of fiscal 2016.

•	Creating value for our customers. A core part of our strategy is ensuring that we add meaningful value for our customers. We consistently support and pilot our customers’ supply management initiatives in addition to providing demand analytics, inventory planning, market share, and planogram information to our customers.

Products

Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, and (iii) new brake master cylinders.

Our products meet or exceed original equipment manufacturer specifications. Remanufacturing generally creates a supply of parts at a lower cost to the end user than newly manufactured parts and makes available automotive parts which are no longer manufactured. Our remanufactured parts are generally sold at competitively lower prices than most new replacement parts. We believe most of our automotive parts are non-elective replacement parts in all makes and models of vehicles because they are required for a vehicle to operate.

We recycle nearly all materials in keeping with our focus of positively impacting the environment. Nearly all parts, including metal from the Used Cores and corrugated packaging, are recycled.

The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different automotive parts required to service vehicles. We carry over 10,000 stock keeping units (“SKUs”) for automotive parts that are sold under our customers’ widely recognized private label brand names and our Quality-Built®, Xtreme®, Reliance™ and other brand names.

Customers: Customer Concentration

We sell our products to the largest retail automotive chain stores including Advance, AutoZone, Genuine Parts (NAPA), O’Reilly, and Pep Boys, with an aggregate of approximately 17,000 retail outlets as well as a diverse group of automotive warehouse distributors and OES customers.

While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2015, 2014 and 2013, sales to our four largest customers in the aggregate represented 89%, 87% and 82%, respectively, of our net sales, and sales to our largest customer, AutoZone, represented 56%, 53% and 41%, respectively, of our net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

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

We believe that the reputations for quality and customer service that a supplier provides are significant factors in our customers’ purchase decisions. We believe that our ability to provide quality replacement automotive products, rapid and reliable delivery capabilities as well as promotional support distinguishes us from many of our competitors and provides a competitive advantage. In addition, we believe favorable pricing, our core exchange program, and extended payment terms are also very important competitive factors in customers’ purchase decisions.

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

After the cleaning process is complete, the salvageable components of the Used Core are inspected and tested as prescribed by our ISO TS 16949 approved quality control program, which is implemented throughout the production process. ISO TS 16949 is an internationally recognized, world class, automotive quality system. Upon passage of all tests, which are monitored by designated quality control personnel, all the component parts are assembled in a work cell into a finished product. Inspection and testing are conducted at multiple stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. Finished products are either stored in our warehouse facility or packaged for immediate shipment. To maximize remanufacturing efficiency, we store component parts ready for assembly in our production facilities.

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

Offshore Remanufacturing. The majority of our remanufacturing operations are now conducted at our facilities in Mexico and Malaysia. We continue to maintain production of certain remanufactured units that require specialized service and/or rapid turnaround in our U.S. facilities. In addition, we operate a shipping and receiving warehouse and testing facility in Singapore and China for our products.

Used Cores. The majority of our Used Cores are obtained from customers using our core exchange program. The core exchange program consists of the following steps:

●	Our customers purchase from us a remanufactured unit to be sold to their consumer.

●	Our customers offer their consumers a credit to exchange their used unit (Used Core) at the time the consumer purchases a remanufactured unit.

●	We, in turn, offer our customers a credit to send us these Used Cores. The credit reduces our accounts receivable.

Our customers are not obligated to send us all the Used Cores exchanged by their consumers. We have historically purchased Used Cores in the open market from core brokers who specialize in buying and selling Used Cores to supplement the supply of Used Cores sent to us by our customers. Although the open market is not a primary source of Used Cores, it is a critical source for meeting our raw material demands. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are reusable. The yield rates depend upon both the product and customer specifications.

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

Purchased Finished Goods. In addition to our remanufactured goods, we also purchase certain of our finished goods from various suppliers, including several located in Asia.  We perform supplier qualification, product inspection and testing according to our ISO TS 16949 certified quality system to assure product quality levels.  We also perform periodic site audits of our suppliers’ manufacturing facilities.  Finished products purchased are either stored in our warehouse facility or packaged for immediate shipment.  We currently use our existing Torrance, California facility to store and distribute wheel hub assemblies and bearings and new brake master cylinders.

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

Sales, Marketing and Distribution. We have one of the widest varieties of the type of products we sell available to the market, and we market and distribute our products throughout North America. Our products for the automotive retail chain market are primarily sold under our customers’ widely recognized private labels. We have expanded our sales efforts beyond automotive retail chains to include warehouse distribution centers serving professional installers. We ship our products from our facilities and fee warehouses located in North America.

We publish, for print and electronic distribution, a catalog with part numbers and applications for our products along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.

Employees

We had 2,362 employees and 2,270 employees at March 31, 2015 and 2014, respectively, in our operations. Of these employees at March 31, 2015, 286 were located in the U.S., 8 in Canada, 1,806 in Mexico, and 262 in our Asian facilities. We had 237 administrative employees, of which 29 were engaged in sales. A union represents 1,711 employees at our Mexico facility. All other employees are non-union. We consider our relations with our employees to be satisfactory.

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

Our net sales are concentrated among a small number of large customers. During fiscal 2015, sales to our four largest customers in the aggregate represented 89% of our net sales, and sales to our largest customer represented 56% of our net sales. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations and financial condition.

There have been and may be additional claims filed against us in connection with the bankruptcy proceedings involving the Fenco Entities.

There have been and may be additional claims filed against us by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.

In February 2015, M&T Bank filed a complaint in the Superior Court for the State of California, County of Los Angeles, against us and some of our executives alleging negligent misrepresentation, tortious interference with contractual relationship, conspiracy, unjust enrichment, conversion, declaratory judgment/alter ego, breach of contract and breach of the covenant of good faith and fair dealing. The plaintiff is seeking unspecified damages, punitive damages, attorneys’ fees and other relief.

In addition, the trustee has notified us and our insurance companies that the trustee may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion, but has not filed any litigation at this time.

We are also a defendant in the following cases: one in Ontario Superior Court and another in the Bankruptcy Court for the District of Delaware. In each case the plaintiffs’ claim that we are liable for amounts due from the Fenco Entities to their employees under applicable U.S. and Canadian law. We are in negotiations with respect to these cases, although there can be no assurance whether the cases will settle and, if they settle, on what terms. In this connection, we have established a reserve of $1,000,000, which has been incorporated into the financial statements for the fiscal year ended March 31, 2015.

Any litigation to determine the validity of these claims, regardless of its merit or resolution, may be costly and time consuming and divert the efforts and attention of our management from its business strategy. Any adverse judgment or settlement by us of these claims could also result in significant additional expense.

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

These and other factors may have a material adverse effect on our offshore activities and on our business, results of operations and financial condition. Our overall success as a business depends, in part, upon our ability to manage our foreign operations. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could materially and adversely impact our business, results of operations and financial condition.

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

While we believe we are well-positioned in the automotive aftermarket, this market is very competitive. In addition, other overseas manufacturers, particularly those located in China, are increasing their operations and could become a significant competitive force in the future. We may not be successful competing against other companies, some of which are larger than us and have greater financial and other resources at their disposal. Increased competition could put additional pressure on us to reduce prices or take other actions which may have an adverse effect on our operating results.

Our financial results are affected by automotive parts failure rates that are outside of our control.

Our operating results are affected over the long term by automotive parts failure rates. These failure rates are impacted by a number of factors outside of our control, including, the age of cars, product designs that have resulted in greater reliability, the number of miles driven by consumers, and the average age of vehicles on the road. A reduction in the failure rates of automotive parts would adversely affect our sales and profitability.

Our operating results may continue to fluctuate significantly.

We have experienced significant variations in our annual and quarterly results of operations. These fluctuations have resulted from many factors, including shifts in the demand and pricing for our products, general economic conditions, including changes in prevailing interest rates, and the introduction of new products. Our gross profit percentage fluctuates due to numerous factors, some of which are outside of our control. These factors include the timing and level of marketing allowances provided to our customers, actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, and general market and competitive conditions. We also incur allowances, accruals, charges and other expenses that differ from period to period based on changes in our business, which causes our operating income and net income to fluctuate.

Our lenders may not waive future defaults under our credit agreements.

Over the past several years, we have violated a number of the financial and other covenants contained in our credit agreements with a syndicate of lenders, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent. Our most recent waiver was in June 2013. If we fail to meet the financial covenants or the other obligations set forth in our credit agreements in the future, there is no assurance that our lenders will waive any such defaults. If obtained, any such waiver may impose significant costs or covenants on us.

Our level of indebtedness and the terms of our indebtedness could adversely affect our business and liquidity position.

As of March 31, 2015, we had $80,101,000 of net debt under our credit agreement and cash on hand of $61,230,000. Our indebtedness may increase substantially from time to time for various reasons, including fluctuations in operating results, marketing allowances provided to customers, Remanufactured Core inventory purchases from our customers, capital expenditures and possible acquisitions. Our indebtedness could materially affect our business because (i) a portion of our cash flow must be used to service debt rather than finance our operations, (ii) it may eventually impair our ability to obtain financing in the future, and (iii) it may reduce our flexibility to respond to changes in business and economic conditions or take advantage of business opportunities that may arise.

Our stock price may be volatile and could decline substantially.

Our stock price has fluctuated from $21.79 to $36.43 during fiscal 2015. It may decline substantially as a result of developments in our business, the volatile nature of the stock market, and other factors beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including (i) our operating results failing to meet the expectations of securities analysts or investors in any quarter, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public or private sales of a substantial number of shares of our common stock, and (v) adverse changes in general market conditions or economic trends.

Unfavorable currency exchange rate fluctuations could adversely affect us.

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2015, approximately 12% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes.  These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings.

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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

•	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner;
•	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;
•	the potential loss of key employees of the acquired businesses;
•	the risk of diverting the attention of senior management from our operations;
•	risks associated with integrating financial reporting and internal control systems;
•	difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and
•	future impairments of any goodwill of an acquired business.

Any of the foregoing, or a combination of them, could cause us to incur additional expenses, distract management and materially and adversely impact our business, financial condition, results of operations or liquidity.

Weakness in conditions in the global credit markets and macroeconomic factors could adversely affect our financial condition and results of operations.

Any weakness in the credit markets could result in significant constraints on liquidity and availability of borrowing terms from lenders and accounts payable with vendors. Modest economic growth in most major industrial countries in the world and uncertain prospects for continued growth threaten to cause further tightening of the credit markets, more stringent lending standards and terms, and higher interest rates. The persistence of these conditions could have a material adverse effect on our borrowings and the availability, terms and cost of such borrowings. In addition, deterioration in the U.S. economy could materially and adversely impact our operating results.

Our reliance on foreign suppliers for some of the automotive parts we sell to our customers or included in our products presents risks to our business.

A significant portion of automotive parts and components we use in our remanufacturing process are imported from suppliers located outside the U.S., including various countries in Asia. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as:

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

Any of the foregoing factors, or a combination of them, could increase the cost or reduce the supply of products available to us and materially and adversely impact our business, financial condition, results of operations or liquidity.

In addition, because we depend on independent third parties to manufacture a significant portion of our wheel hub and other purchased finished goods, we cannot be certain that we will not experience operational difficulties with such manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality controls and failure to meet production deadlines or increases in manufacturing costs.

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

Merchandise manufactured offshore represents a significant portion of our total product purchases. A disruption in the shipping or cost of such merchandise may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Merchandise from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported merchandise include disruptions in the shipping and importation or increase in the costs of imported products. For example, common risks may be:

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

If our technology and telecommunications systems were to fail, or we were not able to successfully anticipate, invest in or adopt technological advances in our industry, it could have an adverse effect on our operations.

We rely on computer and telecommunications systems to communicate with our customers and vendors and manage our business.  The temporary or permanent loss of our computer and telecommunications equipment and software systems, through casualty, operating malfunction, software virus or service provider failure, could disrupt our operations.  In addition, our future growth may require additional investment in our systems to keep up with technological advances in our industry.  If we are not able to invest in or adopt changes to our systems, or such upgrades take longer or cost more than anticipated, our business, financial condition and operating results may be adversely affected.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following table sets forth the location, type of facility, square footage and ownership interest in each of our facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Expiration

Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2022
Tijuana, Mexico (1)	Remanufacturing, Warehouse, and Office	311,000	Leased	October 2016
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	65,000	Leased	Various through November 2017
Shanghai, China	Warehouse and Office	27,000	Leased	March 2016

(1)	We have the option to extend the lease term for six additional 30-day periods.

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

In February 2015, M&T Bank filed a complaint in the Superior Court for the State of California, County of Los Angeles, against us and some of our executives alleging negligent misrepresentation, tortious interference with contractual relationship, conspiracy, unjust enrichment, conversion, declaratory judgment/alter ego, breach of contract and breach of the covenant of good faith and fair dealing. The plaintiff is seeking unspecified damages, punitive damages, attorneys’ fees and other relief.

In addition, the trustee has notified us and our insurance companies that the trustee may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion, but has not filed any litigation at this time.

We are also a defendant in the following cases: one in Ontario Superior Court and another in the Bankruptcy Court for the District of Delaware. In each case the plaintiffs’ claim that we are liable for amounts due from the Fenco Entities to their employees under applicable U.S. and Canadian law. We are in negotiations with respect to these cases, although there can be no assurance whether the cases will settle and, if they settle, on what terms. In this connection, we have established a reserve of $1,000,000, which has been incorporated into the financial statements for the fiscal year ended March 31, 2015.

Any litigation to determine the validity of these claims involving the Fenco Entities, regardless of its merit or resolution, may be costly and time consuming and divert the efforts and attention of our management from their business strategy. Any adverse judgment or settlement by us of these claims could also result in significant additional expense.

We are also subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these other matters will have a material adverse effect on its financial position or future results of operations.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. The following table sets forth the high and low sale prices for our common stock during fiscal 2015 and 2014.

	Fiscal 2015		Fiscal 2014
	High	Low	High	Low
1st Quarter	$29.29	$22.13	$9.60	$5.75
2nd Quarter.	$31.02	$21.79	$12.93	$8.27
3rd Quarter	$36.43	$23.30	$19.40	$12.39
4th Quarter	$31.65	$22.12	$27.27	$18.51

As of June 8, 2015, there were 17,974,598 shares of common stock outstanding held by 19 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the Board of Directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lenders prohibits the payment of dividends, except stock dividends, without the lenders’ prior consent.

Share Repurchase Program

In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. The program does not have an expiration date. Under this program, we repurchased and retired a total of 67,347 shares at a total cost of approximately $389,000 during fiscal 2013.  We did not repurchase any outstanding common stock during fiscal 2015 and 2014.

Public Offering of Common Stock

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

In September 2014, we completed a public offering of 2,760,000 shares of our common stock at a price of $26.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 360,000 additional shares of common stock. We received aggregate gross proceeds of $71,760,000 and net proceeds of $66,973,000 after expenses. We used the net proceeds for working capital and other general corporate purposes.

Equity Compensation Plan Information

The following table summarizes our equity compensation plans as of March 31, 2015:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by securities holders	1,389,254	(1)	$9.97	1,489,625	(2)
Equity compensation plans not approved by security holders	N/A		N/A	N/A

Total	1,389,254		$9.97	1,489,625

(1)	Consists of options issued pursuant to our 2003 Long-Term Incentive Plan, 2004 Non-Employee Director Stock Option Plan, and Second Amended and Restated 2010 Incentive Award Plan.
(2)	Consists of shares available for issuance under our Second Amended and Restated 2010 Incentive Award Plan and 2014 Non-Employee Director Incentive Award Plan.

Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2015 with the NASDAQ Composite Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2010 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return
Assumes Initial Investment of $100
March 2015

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

Income Statement Data	2015	2014	2013	2012	2011

Net sales	$301,711,000	$258,669,000	$213,151,000	$178,551,000	$161,285,000
Operating income	33,586,000	32,104,000	34,314,000	26,574,000	25,384,000
Income from continuing operations.	11,453,000	6,482,000	14,558,000	14,348,000	12,220,000
Basic net income per share from continuing operations	$0.68	$0.45	$1.01	$1.15	$1.01
Diluted net income per share from continuing operations	$0.65	$0.42	$1.01	$1.13	$0.99

	March 31,
Balance Sheet Data	2015	2014	2013	2012	2011

Total assets	$421,760,000	$318,853,000	$364,969,000	$501,898,000	$191,865,000
Working capital (1)	66,624,000	22,077,000	33,722,000	15,311,000	1,395,000
Revolving loan	-	10,000,000	-	-	-
Term loan	80,101,000	87,277,000	81,905,000	75,000,000	7,500,000
Capital lease obligations	528,000	318,000	214,000	463,000	834,000
Other long term liabilities	43,725,000	26,340,000	15,464,000	10,526,000	9,984,000
Shareholders’ equity (deficit)	$190,203,000	$109,636,000	$(3,514,000)	$73,619,000	$117,177,000

(1)	The calculation of working capital excludes the impact of the discontinued subsidiary.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES programs. Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, and (iii) new brake master cylinders.

The current population of vehicles in the U.S. is approximately 251 million and the average age of these vehicles is approximately 11.5 years. While the aged vehicle population is favorable today, miles driven continues to fluctuate primarily based on fuel prices. We believe demand and replacement rates for aftermarket automotive parts generally increase with the age of vehicles and increases in miles driven.

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

Pursuant to the guidance provided under the FASB ASC for segment reporting, we have determined that our operating segments meet the criteria for aggregation and accordingly we have one reportable segment for purposes of recording and reporting our financial results.

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

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. We have classified Fenco operations as discontinued operations in the consolidated financial statements as a result of the Fenco Entities voluntary petition for relief under the Bankruptcy Code in the U.S. Bankruptcy Court for the District of Delaware on June 10, 2013. Correspondingly, reclassifications of Fenco’s assets, liabilities, and operations for prior year periods to discontinued operations have been made.

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

Inventory

Non-core Inventory

Non-core inventory is comprised of (i) non-core raw materials, (ii) the non-core value of work in process, (iii) the non-core value of remanufactured finished goods, and (iv) purchased finished goods. Used Cores, the Used Core value of work in process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described below under the caption “Long-term Core Inventory.” Used Cores are a source of raw materials used in the remanufacturing of our rotating electrical products.

Non-core inventory is stated at the lower of cost or market. The cost of non-core remanufactured inventory approximates average historical purchase prices paid for raw materials, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of purchased finished goods inventory approximates average historical purchase prices paid, and an allocation of fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:

●	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

●	Non-core work in process is in various stages of production and is valued at the average cost of materials issued to the open work orders. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

●	The cost of remanufactured finished goods includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense these unallocated overhead as period costs. During fiscal 2015 there was no unallocated overhead charged directly to cost of sales due to the usage of our U.S. facilities for wheel hub products and new brake master cylinder products. For the fiscal years ended March 31, 2014 and 2013, costs of approximately $1,070,000, and $1,561,000, respectively, were considered unallocated overhead charged directly to cost of sales and thus excluded from the calculation of cost for remanufactured finished goods.

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

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in management’s judgment, impact our ability to sell or liquidate potentially excess or obsolete inventory. We recorded $2,675,000 and $2,708,000 for excess and obsolete inventory at March 31, 2015 and 2014, respectively.

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

Inventory unreturned is valued in the same manner as our finished goods inventory.

Long-term Core Inventory

Long-term core inventory consists of:

●	Used Cores purchased from core brokers and held in inventory at our facilities,

●	Used Cores returned by our customers and held in inventory at our facilities,

●	Used Cores returned by end-users to customers but not yet returned to us which are classified as Remanufactured Cores until they are physically received by us,

●	Remanufactured Cores held in finished goods inventory at our facilities; and

●	Remanufactured Cores held at customer locations as a part of the finished goods sold to the customer. For these Remanufactured Cores, we expect the finished good containing the Remanufactured Core to be returned under our general right of return policy or a similar Used Core to be returned to us by the customer, in each case, for credit.

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

Revenue Recognition

We recognize revenue when our performance is complete, and all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists,

●	Delivery has occurred or services have been rendered,

●	The seller’s price to the buyer is fixed or determinable, and

●	Collectability is reasonably assured.

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

Revenue Recognition — Core Revenue

Full price Remanufactured Cores: When we ship a rotating electrical product, we invoice certain customers for the Remanufactured Core value portion of the product at the full Remanufactured Core sales price but do not recognize revenue for the Remanufactured Core value at that time. For these Remanufactured Cores, we recognize core revenue based upon an estimate of the rate at which our customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under our core exchange program.

Nominal price Remanufactured Cores: We invoice other customers for the Remanufactured Core value portion of a rotating electrical product shipped at a nominal Remanufactured Core price. Unlike the full price Remanufactured Cores, we only recognize revenue from nominal Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when we believe that we have met all of the following criteria:

●	We have a signed agreement with the customer covering the nominally priced Remanufactured Cores not expected to be sent back under the core exchange program, and the agreement must specify the number of Remanufactured Cores our customer will pay cash for in lieu of sending back a similar Used Core under our core exchange program and the basis on which the nominally priced Remanufactured Cores are to be valued (normally the average price per Remanufactured Core stipulated in the agreement).

●	The contractual date for reconciling our records and customer’s records of the number of nominally priced Remanufactured Cores not expected to be replaced by similar Used Cores sent back under our core exchange program must be in the current or a prior period.

●	The reconciliation must be completed and agreed to by the customer.

●	The amount must be billed to the customer.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end-user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain products exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the non-core sales value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year.

Accrued Core Payment

The accrued core payment represents the full Remanufactured Core sales price of Remanufactured Cores we have purchased from our customers, which are held by these customers and remain on their premises. At the same time, we record the long-term core inventory for the Remanufactured Cores purchased at its cost, determined as noted under the caption “Long-term Core Inventory”. The difference between the full Remanufactured Core sales price of Remanufactured Cores and its related cost is treated as sales allowance reducing revenue when the purchases are made.

The repayments for these Remanufactured Core Inventory purchases are made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The accrued core payments are recorded as current and non-current liability in the consolidated balance sheets based on whether repayments will occur within the normal operating cycle of one year.

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

Intangible Assets

Our intangible assets other than goodwill are finite–lived and amortized on a straight line basis over their respective useful lives. We analyze our finite-lived intangible assets for impairment when and if indicators of impairment exist. As of March 31, 2015, there were no indicators of impairment.

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

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We review our deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. We believe that it is more likely than not that our future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, we consider long-term agreements and Remanufactured Core purchase obligations with our major customers that expire at various dates through March 2019. We also periodically compare the forecasts to actual results. Although there can be no assurance that the forecasted results will be achieved, the history of income in all jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

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

Share-based Payments

In accounting for share-based compensation awards, we follow the accounting guidance for equity-based compensation, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost associated with restricted stock or restricted stock units is measured based on the number of shares granted and the closing price of our common stock on the grant date, subject to continued employment. The cost of equity instruments is recognized in the consolidated statements of operations on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

New Accounting Pronouncements

Income Taxes

In July 2013, the FASB issued guidance that requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward when settlement in this manner is available under the tax law and the Company intends to use the deferred tax asset for that purpose. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013. The adoption of this guidance did not have any impact on our financial position, results of operations or cash flows.

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

Extraordinary Items

In January 2015, the FASB issued guidance that simplifies income statement presentation by eliminating the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect any impact on our consolidated financial statements from the adoption of this guidance.

Debt Issuance Costs

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. We do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

Subsequent Events

Acquisition

On May 20, 2015 we completed the acquisition of the assets and certain liabilities of OE Plus, LTD (“OE Plus”), a privately held remanufacturer of alternators and starters based in North Dighton, Massachusetts We believe the acquisition of OE Plus continues a strategy designed to further enhance our market share in North America. The assets and results of operations of OE Plus were not significant to our consolidated financial position or results of operations, and thus pro forma information is not presented.

Financing Agreement

On June 3, 2015 we entered into a $125,000,000 senior secured financing (the “Credit Facility”) with the lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 five-year revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “New Revolving Loans”) and (ii) a $25,000,000 five-year term loan facility (the “New Term Loans”).  In connection with the Credit Facility, the lenders were granted a security interest in substantially all of our assets.

The New Term Loans require quarterly principal payments of $781,250. The loans made under the Credit Facility bear interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date.  There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date.

In addition to other covenants, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

The Credit Facility also contains financial covenants requiring us to maintain (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of 2.50:1 and (ii) a minimum ratio of consolidated EBITDA to fixed charges that ranges from 1.05:1 to 1.15:1, in each case beginning with the fiscal quarter ending on September 30, 2015.  A failure to comply with these covenants could permit the lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable.

Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data from our continuing operations for the periods indicated:

	Fiscal Years Ended March 31,
	2015	2014	2013

Gross profit percentage	27.0%	31.5%	32.5%
Cash flow (used in) provided by continuing operations	$(9,457,000)	$13,290,000	$(4,758,000)
Finished goods turnover (1)	6.3	7.2	7.7

(1)	Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods values, for each fiscal year. We believe that this provides a useful measure of our ability to turn finished goods into revenues.

Fiscal 2015 Compared to Fiscal 2014

Net Sales and Gross Profit

The following table summarizes net sales and gross profit from our continuing operations for fiscal 2015 and 2014:

	Fiscal Years Ended March 31,
	2015	2014

Net sales	$301,711,000	$258,669,000
Cost of goods sold	220,138,000	177,103,000
Gross profit	81,573,000	81,566,000
Cost of goods sold as a percentage of net sales	73.0%	68.5%
Gross profit percentage	27.0%	31.5%

Net Sales. Our net sales for fiscal 2015 increased by $43,042,000, or 16.6%, to $301,711,000 compared to net sales for fiscal 2014 of $258,669,000. The increase in net sales was due primarily to (i) growth in the sales of our wheel hub products, including the full period impact of the introduction of our wheel hub products, which we launched in late June 2013, (ii) recognition of revenue related to the Remanufactured Cores of $16,331,000, which was previously deferred, partly offset by an accrued sales allowance of $3,706,000 for future buy-backs of Remanufactured Cores, (iii) growth in the unit sales of our rotating electrical products, and (iv) launch of new brake master cylinder products which we began selling in late July 2014.  In fiscal 2015, sales of wheel hub products and the new brake master cylinder products represented 16.9% and 1.0%, respectively, of net sales.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during fiscal 2015 to 73.0% from 68.5% for fiscal 2014, resulting in a corresponding decrease in our gross profit to 27.0% for fiscal 2015 from 31.5% for fiscal 2014. Our gross profit for the fiscal 2015 was lower primarily due to changes in the mix of product sold. In addition, our gross profit for fiscal 2015 was impacted by (i) $5,746,000 of sales allowances recorded for the core purchases in connection with the new business awarded to us in our rotating electrical product lines, which we began shipping in January 2015, (ii) $4,432,000 recorded in connection with the returns of certain wheel hub and new brake master cylinder products, (iii) $2,879,000 of sales allowance recorded in connection with certain core inventory purchases, (iv) $2,819,000 of initial warranty accrual set up for the new brake master cylinder products and the new business awarded to us in our existing product lines, (v) $1,070,000 of special upfront allowances incurred, (vi) $537,000 net expense recorded in connection with the returns of products associated with the new business awarded to us, and (vii) $189,000 of start-up costs incurred related to new brake master cylinder products. In addition, our gross profit was impacted by lower per unit manufacturing costs due to better absorption of manufacturing overhead.

Operating Expenses

The following table summarizes operating expenses from our continuing operations for fiscal 2015 and 2014:

	Fiscal Years Ended March 31,
	2015	2014

General and administrative	$37,863,000	$39,684,000
Sales and marketing	7,851,000	7,838,000
Research and development	2,273,000	1,940,000

Percent of net sales

General and administrative	12.5%	15.3%
Sales and marketing	2.6%	3.0%
Research and development	0.8%	0.7%

General and Administrative. Our general and administrative expenses for fiscal 2015 were $37,863,000, which represents a decrease of $1,821,000, or 4.6%, from general and administrative expenses for fiscal 2014 of $39,684,000. The decrease in general and administrative expenses was primarily due to (i) $7,949,000 of decreased loss recorded due to the change in the fair value of the Wanxiang warrant liability and (ii) our prior year general and administrative expenses included $2,035,000 of expense due to the change in the fair value of the Cerberus warrant liability partly offset by a gain of $216,000 recorded on the extinguishment of the Cerberus warrant. These decreases were partly offset by (i) $3,701,000 of increased legal fees related to the discontinued subsidiary, which was partially offset by decreased legal fees of $621,000 for all other corporate-related activities, (ii) $2,002,000 of cash incentive compensation to certain executives in fiscal 2015 compared to $528,000 in fiscal 2014, (iii) $900,000 of increased incentive compensation, (iv) $1,240,000 of increased share-based compensation, (v) $1,000,000 of reserve established in connection with certain legal cases, (vi) $556,000 of increased employee-related costs, (vii) $231,000 of increased bad debt expense, (viii) $192,000 of increased expense related to the change in the fair value of the forward foreign exchange contracts, and (ix) $192,000 of increased travel. In addition, our prior year general and administrative expenses included $870,000 of professional fees related to the discontinued subsidiary.

Sales and Marketing. Our sales and marketing expenses for fiscal 2015 increased $13,000, or 0.2%, to $7,851,000 from $7,838,000 for fiscal 2014, due primarily to an increase in advertising expense.

Research and Development. Our research and development expenses increased by $333,000, or 17.2%, to $2,273,000 for fiscal 2015 from $1,940,000 for fiscal 2014 due primarily to $254,000 of increased employee-related costs and $79,000 of increased supplies expense.

Interest Expense

Interest Expense, net. Our interest expense, net from continuing operations for fiscal 2015 decreased $5,224,000, or 28.6%, to $13,065,000 from $18,289,000 for fiscal 2014. The decrease in interest expense was due primarily to lower interest rates on long-term debt. In addition, our prior year interest expense included the write-off of deferred financing costs in connection with the amendment to the financing agreements and interest on certain vendor payables.  These decreases were partly offset by increased interest payments on receivables discount programs due to a larger balance of receivables discounted under the program during fiscal 2015 as compared to fiscal 2014.

Provision for Income Taxes

Income Tax. Our income tax expense was $9,068,000, or the effective tax rate of 44.2%, and $7,333,000, or the effective tax rate of 53.1% during fiscal 2015 and 2014, respectively. The primary change in the effective tax rate was due to the impact of non-deductible expenses in connection with the fair value adjustments on the warrants and the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m).

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $100,877,000 during fiscal 2014. The income from discontinued operations during fiscal 2014 consists of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000 recorded during fiscal 2014, and (iii) losses of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

Fiscal 2014 Compared to Fiscal 2013

Net Sales and Gross Profit

The following table summarizes net sales and gross profit from our continuing operations for fiscal 2014 and 2013:

	Fiscal Years Ended March 31,
	2014	2013

Net sales	$258,669,000	$213,151,000
Cost of goods sold	177,103,000	143,810,000
Gross profit	81,566,000	69,341,000
Cost of goods sold as a percentage of net sales	68.5%	67.5%
Gross profit percentage	31.5%	32.5%

Net Sales. Our net sales for fiscal 2014 increased by $45,518,000, or 21.4%, to $258,669,000 compared to net sales for fiscal 2013 of $213,151,000. The increase in net sales was due to both the introduction of our new wheel hub products and growth in the sales of our rotating electrical products primarily to existing customers. We began selling wheel hub products in late June 2013 and they represented approximately 11.3% of our net sales during fiscal 2014.

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

Operating Expenses

The following table summarizes operating expenses from our continuing operations for fiscal 2014 and 2013:

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

Income (Loss) from Discontinued Operations

Income (Loss) from Discontinued Operations. Our income from discontinued operations was $100,877,000 during fiscal 2014 compared to a loss from discontinued operations of $106,069,000 for fiscal 2013. The income from discontinued operations during fiscal 2014 consists of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000  , (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000 recorded during fiscal 2014, and (iii) losses of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

Liquidity and Capital Resources

Overview

We generated cash in fiscal 2015 from the use of receivable discount programs with certain of our major customers and the public offering of our common stock. The cash generated from these activities was used partly to increase our inventory levels, make Remanufactured Core buy-backs, repay all amounts outstanding under our revolving loan, and make the quarterly principal term loan payments.

At March 31, 2015, we had working capital of $66,624,000, a ratio of current assets to current liabilities of 1.6:1, and cash of $61,230,000, compared to working capital of $22,077,000, a ratio of current assets to current liabilities of 1.2:1, and cash of $24,599,000 at March 31, 2014.

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

In September 2014, we completed a public offering of 2,760,000 shares of our common stock at a price of $26.00 per share, which included the exercise in full by the underwriters of their option to purchase up to 360,000 additional shares of common stock. We received aggregate gross proceeds of $71,760,000 and net proceeds of $66,973,000 after expenses. We used the net proceeds for working capital and other general corporate purposes.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our financing agreement, and other sources are sufficient to satisfy our working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditures over the next 12 months.

Cash Flows

Our cash flows from our continuing operations as reflected in the consolidated statement of cash flows for fiscal 2015, 2014, and 2013 are summarized as follows:

	Fiscal Years Ended March 31,
	2015	2014	2013
Cash provided by (used in):
Operating activities from our continuing operations	$(9,457,000)	$13,290,000	$(4,758,000)
Investing activities from our continuing operations	(3,868,000)	(3,032,000)	(2,371,000)
Financing activities from our continuing operations	50,081,000	15,642,000	21,639,000
Effect of exchange rates on cash.	(125,000)	(31,000)	45,000
Net increase in cash from our continuing operations	36,631,000	25,869,000	14,555,000

Additional selected cash flow data:
Depreciation and amortization	$2,521,000	$2,742,000	$2,849,000
Capital expenditures	3,734,000	2,978,000	2,330,000

Fiscal 2015 Compared to Fiscal 2014

Net cash used in operating activities from our continuing operations was $9,457,000 during fiscal 2015 compared to net cash provided by operating activities from our continuing operations of $13,290,000 during fiscal 2014. Our prior year operating activities from our continuing operations included the receipt of an income tax refund of $16,472,000. In addition, our prior year accounts payable balances increased more significantly compared to fiscal 2015 as we increased our non-core inventory. The remaining change in cash used from our continuing operations was due to changes in our operating assets and liabilities. Our major use of cash from operations included building our inventory levels to support significant new business awarded to us.

Net cash used in investing activities from our continuing operations was $3,868,000 and $3,032,000 during fiscal 2015 and 2014, respectively. This change was due primarily to (i) purchases of equipment for our manufacturing facilities including for our wheel hub products and new brake master cylinder products and (ii) improvements to our facilities.

Net cash provided by financing activities from our continuing operations was $50,081,000 and $15,642,000 during fiscal 2015 and 2014, respectively. This change was due mainly to the net proceeds of $66,973,000 received from the public offering of our common stock in fiscal 2015 partly offset by the repayment of all amounts outstanding under our revolving loan compared to additional borrowing during fiscal 2014. In addition, fiscal 2014 included financing costs paid in connection with the amendment of our credit agreement.

Fiscal 2014 Compared to Fiscal 2013

Net cash provided by operating activities from our continuing operations was $13,290,000 during fiscal 2014 compared to net cash used in operating activities from our continuing operations of $4,758,000 during fiscal 2013. The significant changes in our operating activities from our continuing operations in fiscal 2014 were due primarily to (i) an increase in accounts payable balances as we increased our non-core inventory in anticipation of increased sales, compared to the pay down of accounts payable balances in the prior year which were incurred in connection with the inventory provided to the discontinued subsidiary during fiscal 2012, (ii) the receipt of income tax refunds in fiscal 2014 compared to cash payments for income taxes in fiscal 2013, and (iii) an increase in accounts receivable during fiscal 2014 due to higher net sales compared to fiscal 2013. In addition, other changes in operating activities from our continuing operations were (i) a decrease of $546,000 to the provision for customer payment discrepancies, (ii) a decrease of $213,000 to the provision for bad debt, and (iii) a decrease of $194,000 to the provision for inventory reserves.

Net cash used in investing activities from our continuing operations was $3,032,000 and $2,371,000 during fiscal 2014 and 2013, respectively. This change was due primarily to (i) increase in purchase of equipment related to our wheel hub assemblies and bearings and (ii) increase in purchases of equipment related to our manufacturing facilities.

Net cash provided by financing activities from our continuing operations was $15,642,000 and $21,639,000 during fiscal 2014 and 2013, respectively. This change was due mainly to (i) additional borrowing under the amended credit agreement partly offset by the repayment of our term loan, (ii) net proceeds from the stock option exercises during fiscal 2014, (iii) financing costs paid in connection with the amendment of our credit agreement, and (iv) the repurchase of warrants from our lenders. In addition, our fiscal 2013 financing activities from continuing operations included the net proceeds received from our private placement in April 2012.

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

In April 2015, we entered into a fourth amendment to our Financing Agreement (the “Fourth Amendment”), pursuant to which (i) the definition of consolidated EBITDA was amended, (ii) the consolidated EBITDA covenant levels were increased for the fiscal quarter ending March 31, 2015 and each quarter thereafter by $11,800,000, and (iii) certain schedules to the Financing Agreement were updated.

The Term Loans require quarterly principal payments of $2,100,000 and bear interest at rates equal to, at our option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at our option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on our Term Loans using the LIBOR option was 6.75% at March 31, 2015 and 2014, respectively. The interest rate on our Revolving Loans using the LIBOR option was 2.66% at March 31, 2014, respectively.

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

The Financing Agreement, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated earnings before EBITDA. We were in compliance with all financial covenants under the Financing Agreement as of March 31, 2015.

The following table summarizes the financial covenants required under the Financing Agreement as of March 31, 2015:

	Calculation as of March 31, 2015	Financial covenants required per the Financing Agreement, as amended

Maximum senior leverage ratio	1.28	3.05
Minimum fixed charge coverage ratio	2.03	1.05
Minimum consolidated EBITDA	$66,195,000	$44,300,000

We had no outstanding balance on the Amended Revolving Loans; however, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $1,794,000 for commercial letters of credit as of March 31, 2015. We had borrowed $10,000,000 under the Revolving Loans at March 31, 2014. As of March 31, 2015, $35,950,000, subject to certain adjustments, was available under the Amended Revolving Loans.

WX Agreement

In August 2012, we entered into the Revolving Credit/Strategic Cooperation Agreement (the “WX Agreement”) with Wanxiang America Corporation (the “Supplier”) and the discontinued subsidiary. In connection with the WX Agreement, we also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price.

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $10,506,000 and $10,047,000 at March 31, 2015 and 2014, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets. During fiscal 2015 and 2014, losses of $459,000 and $8,408,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

Receivable Discount Programs

We use receivable discount programs with certain of our major customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These programs allow us to accelerate collection of customers’ receivables. While these programs have improved our liquidity, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these programs expands or if the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of the receivable discount programs from our continuing operations:

	Years Ended March 31,
	2015	2014

Receivables discounted	$260,973,000	$210,752,000
Weighted average days	336	337
Weighted average discount rate	2.0%	2.2%
Amount of discount as interest expense	$4,917,000	$4,336,000

Off-Balance Sheet Arrangements

At March 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

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

Share Repurchase Program

In March 2010, our Board of Directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. The program does not have an expiration date. Under this program, we repurchased and retired a total of 67,347 shares at a total cost of approximately $389,000 during fiscal 2013.  We did not repurchase any outstanding common stock during fiscal 2015 and 2014.

Capital Expenditures and Commitments

Our capital expenditures were $3,734,000 during fiscal 2015. A significant portion of these expenditures relate to (i) purchases of equipment for our manufacturing facilities including for our wheel hub products and new brake master cylinder products and (ii) improvements to our facilities. We expect our fiscal 2016 capital expenditures for our current operations to be approximately $4,000,000 primarily related to our purchases of equipment, information technology, and leasehold improvements to our current facilities. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2015 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years

Capital Lease Obligations (1)	$592,000	$150,000	$281,000	$111,000	$50,000
Operating Lease Obligations (2)	11,978,000	3,141,000	4,314,000	2,230,000	2,293,000
Term Loan (3)	101,619,000	13,864,000	25,979,000	61,776,000	-
Accrued Core Payment (4)	38,707,000	13,882,000	16,550,000	8,275,000	-
Unrecognized Tax Benefits (5)	-	-	-	-	-
Other Long-Term Obligations (6)	63,078,000	22,518,000	29,535,000	7,043,000	3,982,000
Total	$215,974,000	$53,555,000	$76,659,000	$79,435,000	$6,325,000

(1)	Capital Lease Obligations represent amounts due under capital leases for various types of equipment.

(2)	Operating Lease Obligations represent amounts due for rent under our leases for all our office and warehouse facilities and for our Company automobile. The expiration date for the lease of our facility in Mexico is October 2016 and we have the option to extend the lease term for six additional 30-day periods, therefore, operating lease obligations for this facility are included in the above table through April 2017.

(3)	Term Loan obligations represent the amounts due for principal payments as well as interest payments to be made. Interest payments were calculated based upon the interest rate for our term loan using the LIBOR option at March 31, 2015 which was 6.75% and does not give effect to the new Credit Facility entered into in May 2015.

(4)	Accrued Core Payments represent the amounts due for principal and interest payments to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(5)	We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2015 in the amount of $1,117,000; therefore, this amount has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our balance sheets, reduced by the associated federal deduction for state taxes.

(6)	Other Long-Term Obligations represent commitments we have with certain customers to provide marketing allowances in consideration for long-term agreements to provide products over a defined period. We are not obligated to provide these marketing allowances should our business relationships end with these customers.

Related Party Transactions

During fiscal 2015, Mr. Mel Marks was appointed to serve as a director of our Asian subsidiaries, in addition to his position as one of our directors. Mr. Marks will receive annual compensation of $150,000 for his services as a director of our Asian subsidiaries, in addition to his regular compensation as one of our directors.

During fiscal 2014 and 2013, we paid $304,000 and $ 350,000, respectively, to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of the discontinued subsidiary. Scott Adelson, a member of our Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital, Inc.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facility bears interest at variable base rates, plus an applicable margin. At March 31, 2015, our net debt obligations totaled $80,101,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $801,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would increase our interest expense by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2015 would have increased our general and administrative expenses by approximately $1,651,000. During fiscal 2015 and 2014, losses of $1,034,000 and $842,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(b) and 15d-15(e).  Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of March 31, 2015.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f).

Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United State of America, applying certain estimates and judgments as required.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2015.

The effectiveness of our internal control over financial reporting as of March 31, 2015 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the fourth quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”).

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 16, 2014.

Number	Description of Exhibit	Method of Filing

4.1	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.4	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.5*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.6	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.7	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

Number	Description of Exhibit	Method of Filing

10.8	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.9	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.10*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.11	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.12	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.13	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.14*	Vendor Agreement dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2009.

10.15*	Core Amendment to Vendor Agreement, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2009.

10.16 *	Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 23, 2009.

10.17 *	Core Amendment to Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on December 23, 2009.

10.18 *	Master Vendor Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2010.

10.19 *	Letter Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 13, 2010.

10.20 *	Vendor Agreement Addendum, dated as of April 1, 2009 between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 13, 2010.

Number	Description of Exhibit	Method of Filing

10.21
Amended and Restated Credit Agreement, dated May 6, 2011, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufactures and Traders Trust Company, M&T Bank and such other lenders from time to time as may become a party thereto
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on May 12, 2011.

10.22	Core Amendment No. 3 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011.

10.23	Core Amendment No. 4 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 16, 2011.

10.24	Addendum No. 2 to Amendment No. 1 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 16, 2011.

10.25
Fifth Amendment, dated as of November 17, 2011, to that certain Standard Industrial Commercial Single Tenant Lease-Gross, dated as of September 19, 1995, between Golkar Enterprises, Ltd and Motorcar Parts of America, Inc., as amended
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 25, 2011.

10.26
Financing Agreement, dated as of January 18, 2012,among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2012.

10.27	Registration Rights Agreement, dated April 20, 2012	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on April 23, 2012.

10.28	Right of First Refusal Agreement, dated May 3, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2012.

10.29	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.30
Second Amendment to the Financing Agreement, dated as of May 24, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 31, 2012.

Number	Description of Exhibit	Method of Filing

10.31	Warrant to Purchase Common Stock, dated May 24, 2012, issued by Motorcar Parts of America, Inc. to Cerberus Business Finance, LLC in connection with the Second Amendment to the Financing Agreement	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 31, 2012.

10.32
Revolving Credit/Strategic Cooperation Agreement, dated as of August 22, 2012, by and among Motorcar Parts of America, Inc. (solely for purposes of provisions specified thereto), Fenwick Automotive Products Limited and Wanxiang America Corporation
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2012.

10.33	Guaranty, dated as of August 22, 2012, by Motorcar Parts of America, Inc. for the benefit of Wanxiang America Corporation	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 28, 2012.

10.34	Warrant to Purchase Common Stock, dated as of August 22, 2012, issued by Motorcar Parts of America, Inc. to Wanxiang America Corporation	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 28, 2012.

10.35
Third Amendment and Waiver to the Financing Agreement, dated as of August 22, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association as administrative agent
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 28, 2012.

10.36
Amendment No. 2 to the Amended and Restated Credit Agreement, dated as of August 22, 2012, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufacturers and Traders Trust Company, as lead arranger, and M&T Bank, as administrative agent and a lender
Incorporated by reference to Exhibit 10.5 to Current Report on Form 8-K filed on August 28, 2012.

10.37	Stock Repurchase Agreement, dated as of December 3, 2012, by and among Motorcar Parts of America, Inc., Mel Marks and Melmarks Enterprises LLLP	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on December 6, 2012.

10.38
Fourth Amendment to Financing Agreement, dated as of December 3, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012.

Number	Description of Exhibit	Method of Filing

10.39	Option Purchase Agreement, dated as of January 16, 2013, by and between Motorcar Parts of America, Inc. and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 17, 2013.

10.40
Fifth Amendment to Financing Agreement, dated as of January 16, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 17, 2013.

10.41
Amendment No. 3 to the Amended and Restated Credit Agreement, dated as of February 13, 2013, by and among Fenwick Automotive Products Limited, Introcan Inc., Manufacturers and Traders Trust Company, as lead arranger, and M&T Bank, as administrative agent and a lender
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on February 20, 2013.

10.42	Mel Marks Agreement, dated and effective as of March 31, 2013, among Motorcar Parts of America, Inc., Mel Marks and Mel Marks Enterprises LLLP	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 16, 2013.

10.43
Sixth Amendment to Financing Agreement, dated as of June 14, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.58 to the 2013 Annual Report on Form 10-K filed on June 17, 2013.

10.44	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.45	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

10.46
Seventh Amendment to the Financing Agreement, dated as of August 26, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2013.

Number	Description of Exhibit	Method of Filing

10.47	Option Purchase Agreement, dated as of October 9, 2013, by and between Motorcar Parts of America, Inc. and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on October 10, 2013.

10.48
Eighth Amendment to the Financing Agreement, dated as of October 9, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 10, 2013.

10.49
Ninth Amendment and Waiver to the Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 12, 2013.

10.50
Amended and Restated Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Amended Quarterly Report on Form 10-Q/A filed on February 10, 2014.

10.51
Third Amendment to Amended and Restated Financing Agreement, dated as of December 11, 2014, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2014.

10.52
Fourth Amendment to Amended and Restated Financing Agreement, dated as of April 30, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2015.

14.1	Motorcar Parts of America, Inc., Code of Business Conduct and Ethics, as amended, effective January 15, 2015	Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed on January 20, 2015.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

Number	Description of Exhibit	Method of Filing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.1
The following financial information from Motorcar Parts of America, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statement of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements
Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 15, 2015	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 15, 2015	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 15, 2015
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	June 15, 2015
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	June 15, 2015
Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	June 15, 2015
Mel Marks

/s/ Scott Adelson	Director	June 15, 2015
Scott Adelson

/s/ Rudolph Borneo	Director	June 15, 2015
Rudolph Borneo

/s/ Philip Gay	Director	June 15, 2015
Philip Gay

/s/ Duane Miller	Director	June 15, 2015
Duane Miller

/s/ Jeffrey Mirvis	Director	June 15, 2015
Jeffrey Mirvis

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2015 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Motorcar Parts of America, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Motorcar Parts of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2015, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2015 and our report dated June 15, 2015 expressed an unqualified opinion.

/s/ Ernst & Young LLP

Los Angeles, California
June 15, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for each of the three years in the period ended March 31, 2015. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc.'s internal control over financial reporting as of March 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 15, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 15, 2015

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2015	2014
ASSETS
Current assets:
Cash	$61,230,000	$24,599,000
Short-term investments	699,000	521,000
Accounts receivable — net	24,799,000	22,283,000
Inventory— net	56,829,000	47,246,000
Inventory unreturned	7,833,000	7,534,000
Deferred income taxes	22,998,000	18,767,000
Prepaid expenses and other current assets	7,407,000	4,316,000
Total current assets	181,795,000	125,266,000
Plant and equipment — net	12,535,000	11,025,000
Long-term core inventory — net	188,950,000	143,476,000
Long-term core inventory deposits	31,571,000	29,375,000
Long-term deferred income taxes	261,000	2,614,000
Intangible assets — net	2,574,000	3,244,000
Other assets	4,074,000	3,853,000
TOTAL ASSETS	$421,760,000	$318,853,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,893,000	$59,509,000
Accrued liabilities	10,096,000	8,316,000
Customer finished goods returns accrual	19,678,000	16,251,000
Accrued core payment	13,190,000	-
Revolving loan	-	10,000,000
Other current liabilities	2,471,000	1,270,000
Current portion of term loan	7,843,000	7,843,000
Total current liabilities	115,171,000	103,189,000
Term loan, less current portion	72,258,000	79,434,000
Deferred core revenue	-	15,065,000
Long-term accrued core payment	23,880,000	-
Other liabilities	20,248,000	11,529,000
Total liabilities	231,557,000	209,217,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 17,974,598 and 15,067,645 shares issued and outstanding at March 31, 2015 and 2014, respectively	180,000	151,000
Additional paid-in capital	191,279,000	120,553,000
Accumulated other comprehensive loss	(2,518,000)	(877,000)
Retained earnings (accumulated deficit)	1,262,000	(10,191,000)
Total shareholders' equity	190,203,000	109,636,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$421,760,000	$318,853,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended March 31,

	2015	2014	2013

Net sales	$301,711,000	$258,669,000	$213,151,000
Cost of goods sold	220,138,000	177,103,000	143,810,000
Gross profit	81,573,000	81,566,000	69,341,000
Operating expenses:
General and administrative	37,863,000	39,684,000	25,807,000
Sales and marketing	7,851,000	7,838,000	7,290,000
Research and development	2,273,000	1,940,000	1,930,000
Total operating expenses	47,987,000	49,462,000	35,027,000
Operating income	33,586,000	32,104,000	34,314,000
Interest expense, net	13,065,000	18,289,000	12,324,000
Income from continuing operations before income tax expense	20,521,000	13,815,000	21,990,000
Income tax expense	9,068,000	7,333,000	7,432,000
Income from continuing operations	11,453,000	6,482,000	14,558,000
Income (loss) from discontinued operations	-	100,877,000	(106,069,000)

Net income (loss)	$11,453,000	$107,359,000	$(91,511,000)

Basic net income per share from continuing operations	$0.68	$0.45	$1.01
Basic net income (loss) per share from discontinued operations	-	6.89	(7.40)
Basic net income (loss) per share	$0.68	$7.34	$(6.39)

Diluted net income per share from continuing operations	$0.65	$0.42	$1.01
Diluted net income (loss) per share from discontinued operations	-	6.59	(7.37)
Diluted net income (loss) per share	$0.65	$7.01	$(6.36)

Weighted average number of shares outstanding:
Basic	16,734,539	14,633,946	14,327,310
Diluted	17,605,940	15,317,931	14,385,515

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended March 31,

	2015	2014	2013

Net income (loss)	$11,453,000	$107,359,000	$(91,511,000)
Other comprehensive (loss) income, net of tax:
Unrealized gain on short-term investments (net of tax of $16,000, $22,000, and $11,000, respectively)	24,000	34,000	162,000
Foreign currency translation loss	(1,665,000)	(65,000)	(124,000)
Total other comprehensive (loss) income, net of tax	(1,641,000)	(31,000)	38,000

Comprehensive income (loss)	$9,812,000	$107,328,000	$(91,473,000)

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statement of Shareholders’ Equity
For the Years Ended March 31,

	Common Stock		Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital Common Stock	Additional Paid-in Capital Warrants	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total

Balance at March 31, 2012	12,533,821	$125,000	(14,400)	$(89,000)	$98,627,000	$1,879,000	$(884,000)	$(26,039,000)	$73,619,000

Compensation recognized under employee stock plans	-	-	-	-	752,000	-	-	-	752,000
Common stock issued under stock plans, net of shares withheld for employee taxes	52,530	1,000			241,000				242,000
Repurchase of options granted					(455,000)				(455,000)
Tax benefit from employee stock options exercised	-	-	-	-	101,000	-	-	-	101,000
Expired unexercised warrants					1,879,000	(1,879,000)			-
Repurchase of common stock including fees			(52,947)	(300,000)					(300,000)
Cancellation of treasury stock	(67,347)	(1,000)	67,347	389,000	(388,000)				-
Common stock issued in connection with PIPE	1,936,000	20,000	-	-	14,985,000	-	-	-	15,005,000
Stock issuance costs	-	-	-	-	(1,034,000)	-			(1,034,000)
Common stock issued in lieu of cash for PIPE liquidated damages	5,975	-	-	-	29,000				29,000
Unrealized gain on investments, net of tax	-	-	-	-	-	-	162,000	-	162,000
Foreign currency translation	-	-	-	-	-	-	(124,000)	-	(124,000)
Net loss	-	-	-	-	-	-	-	(91,511,000)	(91,511,000)

Balance at March 31, 2013	14,460,979	$145,000	-	$-	$114,737,000	$-	$(846,000)	$(117,550,000)	$(3,514,000)

Compensation recognized under employee stock plans	-	-	-	-	969,000	-	-	-	969,000
Common stock issued under stock plans, net of shares withheld for employee taxes	606,666	6,000			5,760,000				5,766,000
Repurchase of options granted					(627,000)				(627,000)
Tax benefit from employee stock options exercised	-	-	-	-	(286,000)	-	-	-	(286,000)
Unrealized gain on investments, net of tax	-	-	-	-	-	-	34,000	-	34,000
Foreign currency translation	-	-	-	-	-	-	(65,000)	-	(65,000)
Net income	-	-	-	-	-	-	-	107,359,000	107,359,000

Balance at March 31, 2014	15,067,645	$151,000	-	$-	$120,553,000	$-	$(877,000)	$(10,191,000)	$109,636,000

Compensation recognized under employee stock plans	-	-	-	-	2,210,000	-	-	-	2,210,000
Common stock issued under stock plans, net of shares withheld for employee taxes	123,734	1,000			1,246,000				1,247,000
Issuance of common stock upon vesting of RSUs,net of shares withheld for employee taxes	23,219	-			(806,000)				(806,000)
Tax benefit from employee stock options exercised	-	-	-	-	1,131,000	-	-	-	1,131,000
Common stock issued in connection with public offering	2,760,000	28,000	-	-	71,732,000	-	-	-	71,760,000
Stock issuance costs	-	-	-	-	(4,787,000)	-			(4,787,000)
Unrealized gain on investments, net of tax	-	-	-	-	-	-	24,000	-	24,000
Foreign currency translation	-	-	-	-	-	-	(1,665,000)	-	(1,665,000)
Net income	-	-	-	-	-	-	-	11,453,000	11,453,000

Balance at March 31, 2015	17,974,598	$180,000	-	$-	$191,279,000	$-	$(2,518,000)	$1,262,000	$190,203,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31,

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$11,453,000	$107,359,000	$(91,511,000)
Less income (loss) from discontinued operations	-	100,877,000	(106,069,000)
Income from continuing operations	11,453,000	6,482,000	14,558,000
Adjustments to reconcile net income from continuing operations to net cash (used in) provided by operating activities:
Depreciation	1,851,000	2,003,000	2,076,000
Amortization of intangible assets	670,000	739,000	773,000
Amortization of deferred financing cost	1,702,000	4,574,000	1,702,000
Loss due to change in fair value of warrant liability	459,000	10,443,000	389,000
Gain on extinguishment of warrant liability	-	(216,000)	-
Gain on redemption of short term investment	(4,000)	-	-
Provision for inventory reserves	1,635,000	1,620,000	1,814,000
Provision for (recovery of) customer payment discrepencies	91,000	(10,000)	536,000
Provision for (recovery of) doubtful accounts	184,000	(47,000)	166,000
Deferred income taxes	5,831,000	20,124,000	1,561,000
Share-based compensation expense	2,209,000	969,000	1,083,000
Impact of tax benefit on APIC pool from stock options exercised	-	569,000	70,000
Loss on disposal of assets	16,000	9,000	3,000
Changes in current assets and liabilities:
Accounts receivable	(2,790,000)	(18,342,000)	5,940,000
Inventory	(10,239,000)	(14,478,000)	(1,491,000)
Inventory unreturned	(299,000)	(552,000)	(1,296,000)
Prepaid expenses and other current assets	(3,451,000)	3,689,000	(4,063,000)
Other assets	(491,000)	(463,000)	(321,000)
Accounts payable and accrued liabilities	3,621,000	18,965,000	(10,300,000)
Customer finished goods returns accrual	3,427,000	1,961,000	3,242,000
Deferred core revenue	(15,065,000)	3,051,000	2,239,000
Long-term core inventory	(46,466,000)	(26,519,000)	(22,993,000)
Long-term core inventory deposits.	(2,196,000)	(1,766,000)	(671,000)
Accrued core payment	37,070,000	-	-
Other liabilities	1,325,000	485,000	225,000
Net cash (used in) provided by operating activities from continuing operations	(9,457,000)	13,290,000	(4,758,000)
Net cash provided by (used in) operating activities from discontinued operations	-	227,000	(26,303,000)
Net cash (used in) provided by operating activities	(9,457,000)	13,517,000	(31,061,000)
Cash flows from investing activities:
Purchase of plant and equipment	(3,734,000)	(2,978,000)	(2,330,000)
Change in short term investments	(134,000)	(54,000)	(41,000)
Net cash used in investing activities from continuing operations	(3,868,000)	(3,032,000)	(2,371,000)
Net cash used in investing activities from discontinued operations	-	(295,000)	(1,698,000)
Net cash used in investing activities	(3,868,000)	(3,327,000)	(4,069,000)
Cash flows from financing activities:
Borrowings under revolving loan	-	10,000,000	-
Repayments under revolving loan	(10,000,000)	-	-
Proceeds from term loan	-	20,000,000	10,000,000
Repayments of term loan	(8,400,000)	(11,600,000)	(500,000)
Deferred financing costs	-	(5,221,000)	(799,000)
Payments on capital lease obligations	(64,000)	(196,000)	(289,000)
Exercise of stock options	1,247,000	5,766,000	74,000
Tax benefit from employee stock options exercised	1,131,000	(286,000)	101,000
Cash used to net share settle equity awards	(806,000)	-	(163,000)
Repurchase of common stock and options, including fees	-	(627,000)	(755,000)
Repurchase of warrants	-	(2,194,000)	-
Proceeds from issuance of common stock	71,760,000	-	15,004,000
Stock issuance costs	(4,787,000)	-	(1,034,000)
Net cash provided by financing activities from continuing operations	50,081,000	15,642,000	21,639,000
Net cash (used in) provided by financing activities from discontinued operations	-	(20,636,000)	263,000
Net cash provided by (used in) financing activities	50,081,000	(4,994,000)	21,902,000
Effect of exchange rate changes on cash	(125,000)	(31,000)	45,000
Net increase (decrease) in cash	36,631,000	5,165,000	(13,183,000)
Cash — Beginning of period from continuing operations	24,599,000	19,346,000	32,379,000
Cash — Beginning of period from discontinued operations	-	88,000	238,000
Cash — End of period	61,230,000	24,599,000	19,434,000
Less Cash — End of period from discontinued operations	-	-	88,000
Cash — End of period from continuing operations	$61,230,000	$24,599,000	$19,346,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$11,369,000	$14,647,000	$22,923,000
Income taxes, net of refunds	4,918,000	(16,472,000)	8,128,000
Non-cash investing and financing activities:
Property acquired under capital lease	$274,000	$303,000	$155,000
Warrants issued in connection with debt	-	-	1,625,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Overview

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include rotating electrical products such as alternators and starters, wheel hub assemblies and bearings, and new brake master cylinders. The Company began selling new brake master cylinders to a major customer in late July 2014.

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company has classified Fenco (as defined in Note 3) operations as discontinued operations in the accompanying consolidated financial statements as a result of the Fenco Entities (as defined in Note 3) voluntary petition for relieve under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware on June 10, 2013 (see Note 3).

Reclassification of Prior Period Balances

Certain reclassifications have been made to prior period amounts to conform to the current year presentation.

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

The Company has receivable discount programs that have been established with certain major customers and their respective banks. Under these programs, the Company has the option to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. Once the customer chooses which outstanding invoices are going to be made available for discounting, the Company can accept or decline the bundle of invoices provided. The receivable discount programs are non-recourse, and funds cannot be reclaimed by the customer or its bank after the related invoices have been discounted.

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

Non-core inventory is stated at the lower of cost or market. The cost of non-core remanufactured inventory approximates average historical purchase prices paid for raw materials, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of purchased finished goods inventory approximates average historical purchase prices paid, and an allocation of fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:

●	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

●	Non-core work in process is in various stages of production and is valued at the average cost of materials issued to open work orders. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

●	The cost of remanufactured finished goods includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses these unallocated overhead as period costs. During fiscal 2015 there was no unallocated overhead charged directly to cost of sales due to the usage of the Company’s U.S. facilities for wheel hub products and new brake master cylinder products. For the fiscal years ended March 31, 2014 and 2013, costs of approximately $1,070,000, and $1,561,000, respectively, were considered unallocated overhead charged directly to cost of sales and thus excluded from the calculation of the cost for remanufactured finished goods.

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

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory. The Company had recorded $2,675,000 and $2,708,000 for excess and obsolete inventory at March 31, 2015 and 2014, respectively.

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

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents the Company’s estimate of its exposure to customer returns, including warranty returns, under its general policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain products exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the non-core sales value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year.

Accrued Core Payment

The accrued core payment represents the full Remanufactured Core sales price of Remanufactured Cores the Company has purchased from its customers, which are held by these customers and remain on their premises. At the same time, the Company records the long-term core inventory for the Remanufactured Cores purchased at its cost, determined as noted under the caption “Long-term Core Inventory”. The difference between the full Remanufactured Core sales price of Remanufactured Cores and its related cost is treated as sales allowance reducing revenue when the purchases are made.

The repayments for these Remanufactured Core Inventory purchases are made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The accrued core payments are recorded as current and non-current liability in the consolidated balance sheets based on whether repayments will occur within the normal operating cycle of one year.

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

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. The Company reviews its deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. The Company believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, the Company considers long-term agreements and Remanufactured Core purchase obligations with each of its major customers that expire at various dates through March 2019. The Company periodically compares its forecasts to actual results. Although there can be no assurance that the forecasted results will be achieved, the history of income in all jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

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

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight line basis over their respective useful lives. Finite-lived intangible assets are analyzed for impairment when and if indicators of impairment exist. As of March 31, 2015, there were no indicators of impairment.

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

Revenue Recognition

The Company recognizes revenue when performance by the Company is complete and all of the following criteria have been met:

●	Persuasive evidence of an arrangement exists,

●	Delivery has occurred or services have been rendered,

●	The seller’s price to the buyer is fixed or determinable, and

●	Collectability is reasonably assured.

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

Deferred Core Revenue

For certain customers, the Company had agreed in the past to buy back Remanufactured Cores related to existing product offerings with such customers. The Company had deferred core revenue from these customers until there was no expectation that the sales allowances associated with Remanufactured Core buybacks from these customers would offset Remanufactured Core revenues that would otherwise be recognized. During the fiscal year ended March 31, 2015, the Company was able to estimate the cost of the remaining Remanufactured Cores that can be bought back in the future from these customers. Therefore, the Company recognized previously deferred core revenue of $16,331,000 and associated cost of goods sold, partly offset by an accrued sales allowance of $3,706,000 for future buy-backs of Remanufactured Cores.

Marketing Allowances

The Company records the cost of all marketing allowances provided to its customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See Note 15 for a description of all marketing allowances.

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses from the Company’s continuing operations for the fiscal years ended March 31, 2015, 2014 and 2013 were $224,000, $205,000 and $343,000, respectively.

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

The following presents a reconciliation of basic and diluted net income (loss) per share.

	Years Ended March 31,
	2015	2014	2013
Income from continuing operations	$11,453,000	$6,482,000	$14,558,000
Income (loss) from discontinued operations	-	100,877,000	(106,069,000)
Net income (loss)	$11,453,000	$107,359,000	$(91,511,000)

Basic shares	16,734,539	14,633,946	14,327,310
Effect of dilutive stock options and warrants	871,401	683,985	58,205
Diluted shares	17,605,940	15,317,931	14,385,515
Net income (loss) per share:
Basic net income per share from continuing operations	$0.68	$0.45	$1.01
Basic net income (loss) per share from discontinued operations	-	6.89	(7.40)
Basic net income (loss) per share	$0.68	$7.34	$(6.39)

Diluted net income per share from continuing operations	$0.65	$0.42	$1.01
Diluted net income (loss) per share from discontinued operations	-	6.59	(7.37)
Diluted net income (loss) per share	$0.65	$7.01	$(6.36)

There were no anti-dilutive options or warrants for the year ended March 31, 2015. The effect of dilutive options and warrants excludes (i) 77,000 shares subject to options with exercise prices ranging from $13.65 to $19.94 per share for the year ended March 31, 2014 and (ii) 1,922,334 shares subject to options and 735,484 shares subject to warrants with exercise prices ranging from $5.83 to $15.06 per share for the year ended March 31, 2013 – which were anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to the carrying amount of plant and equipment; valuation of acquisition-related intangible assets, impairment of long-lived assets, valuation and return allowances for receivables, inventories, and deferred income taxes; accrued liabilities, warrant liability, share-based compensation, and litigation and disputes.

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

Share-Based Payments

In accounting for share-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost associated with restricted stock or restricted stock units is measured based on the number of shares granted and the closing price of the Company’s common stock on the grant date, subject to continued employment. The cost of equity instruments is recognized in the consolidated statements of operations on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

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

	Years Ended March 31,
	2015	2014	2013
Weighted average risk free interest rate	1.75%	1.88%	1.17%
Weighted average expected holding period (years)	5.01	5.89	6.60
Weighted average expected volatility	46.02%	48.15%	44.25%
Weighted average expected dividend yield	-	-	-
Weighted average fair value of options granted	$9.65	$5.16	$2.92

Credit Risk

The majority of the Company’s sales are to leading automotive aftermarket parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customer, and the value of the Remanufactured Cores held at customers’ locations at March 31, 2015.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. During the year ended March 31, 2015, the Company redeemed $4,000 of its short-term investments for the payment of deferred compensation liabilities. The Company did not redeem any of its short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2014. The carrying value of plan assets was $699,000 and $521,000, and deferred compensation obligation was $699,000 and $521,000 at March 31, 2015 and 2014, respectively. During the years ended March 31, 2015, 2014, and 2013 an expense of $17,000, $10,000 and $8,000, respectively, was recorded for each year related to the deferred compensation plan.

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

Debt Issuance Costs

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. The Company does not expect the adoption of this guidance to have a material impact on its consolidated financial statements.

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

In May 2013, FAPL appointed a new board of independent directors, hired an independent chief restructuring officer and all its previously existing officers resigned from FAPL. As a result of loss of control of Fenco, the Company deconsolidated the assets and liabilities of Fenco from its consolidated financial statements effective May 31, 2013. On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware. As a result of the loss of control of Fenco and the subsequent filing of the petition for relief under the Bankruptcy Code, Fenco had effectively been disposed of and the Company did not and does not retain any continuing involvement in the operations of Fenco. The Company may be subject to claims relating to the bankruptcy (see Note 20).

The Company’s income from discontinued operations was $100,877,000 during the fiscal year ended March 31, 2014 and consisted of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000, and (iii) net sales of approximately $14,140,000 and the resulting loss of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

4. Intangible Assets

The following is a summary of the intangible assets subject to amortization at March 31:

		2015		2014
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$397,000	$278,000	$553,000	$391,000
Customer relationships	12 years	6,211,000	3,756,000	6,464,000	3,393,000
Non-compete agreements	-	-	-	257,000	246,000
Total		$6,608,000	$4,034,000	$7,274,000	$4,030,000

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2015	2014	2013

Amortization expense	$670,000	$739,000	$773,000

The estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2016	$349,000
2017	266,000
2018	266,000
2019	266,000
2020	266,000
Thereafter	1,161,000
Total	$2,574,000

5. Short-Term Investments

The short-term investments contain the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. During the year ended March 31, 2015, the Company redeemed $4,000 of short-term investments for the payment of deferred compensation liabilities. The Company did not redeem any short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2014. As of March 31, 2015 and 2014, the fair market value of the short-term investments was $699,000 and $521,000, and the liability to plan participants was $699,000 and $521,000, respectively.

6. Accounts Receivable — Net

Included in accounts receivable — net are significant offset accounts related to customer allowances earned (see Note 15), customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, estimated future credits to be provided for Used Cores returned by the customers (see Note 2) and potential bad debts. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the accounts receivable—trade account.

Accounts receivable — net is comprised of the following at March 31:

	2015	2014
Accounts receivable — trade	$62,171,000	$58,766,000
Allowance for bad debts	(629,000)	(854,000)
Customer allowances earned	(7,221,000)	(9,088,000)
Customer payment discrepancies	(852,000)	(577,000)
Customer returns RGA issued	(7,029,000)	(5,809,000)
Customer core returns accruals	(21,641,000)	(20,155,000)
Less: total accounts receivable offset accounts	(37,372,000)	(36,483,000)

Total accounts receivable — net	$24,799,000	$22,283,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At March 31, 2015 and 2014, the Company’s total warranty return accrual was $10,904,000 and $8,039,000, respectively, of which $3,746,000 and $2,407,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $7,158,000 and $5,632,000, respectively, was included in the customer finished goods returns accrual (see Note 2) in the consolidated balance sheets for estimated future warranty returns.

Change in the Company’s warranty return accrual is as follows at March 31:

	2015	2014	2013
Balance at beginning of period	$8,039,000	$6,205,000	$4,426,000
Charged to expense	65,469,000	56,284,000	48,948,000
Amounts processed	(62,604,000)	(54,450,000)	(47,169,000)

Balance at end of period	$10,904,000	$8,039,000	$6,205,000

7. Inventory

Non-core inventory, inventory unreturned, long-term core inventory, and long-term core inventory deposits are as follows at March 31:

	2015	2014
Non-core inventory
Raw materials	$18,836,000	$18,787,000
Work-in-process	255,000	124,000
Finished goods	39,828,000	30,197,000
	58,919,000	49,108,000
Less allowance for excess and obsolete inventory	(2,090,000)	(1,862,000)

Total	$56,829,000	$47,246,000

Inventory unreturned	$7,833,000	$7,534,000
Long-term core inventory
Used cores held at the Company's facilities	$27,417,000	$23,718,000
Used cores expected to be returned by customers	9,799,000	6,160,000
Remanufactured cores held in finished goods	21,557,000	18,093,000
Remanufactured cores held at customers' locations	130,762,000	96,351,000
	189,535,000	144,322,000
Less allowance for excess and obsolete inventory	(585,000)	(846,000)

Total	$188,950,000	$143,476,000

Long-term core inventory deposits	$31,571,000	$29,375,000

8. Plant and Equipment

Plant and equipment, at cost, are as follows at March 31:

	2015	2014
Machinery and equipment	$25,963,000	$25,092,000
Office equipment and fixtures	8,602,000	7,552,000
Leasehold improvements	7,422,000	7,569,000
	41,987,000	40,213,000
Less accumulated depreciation	(29,452,000)	(29,188,000)

Total	$12,535,000	$11,025,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $3,913,000 and $4,703,000 at March 31, 2015 and 2014, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.

9. Capital Lease Obligations

The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2015	2014
Cost	$617,000	$343,000
Less: accumulated depreciation	(95,000)	(25,000)

Total	$522,000	$318,000

Future minimum lease payments for the capital leases are as follows:

Year Ending March 31,
2016	$150,000
2017	141,000
2018	140,000
2019	111,000
2020	50,000
Total minimum lease payments	592,000
Less amount representing interest	(64,000)
Present value of future minimum lease payment	528,000
Less current portion	(125,000)

$403,000

10. Accrued Core Payment

At March 31, 2015, the Company recorded $37,070,000 representing the net accrued core payments for the cores purchased from its customers, which are held by these customers and remain on their premises.

Future repayments for accrued core payments are as follows:

Year Ending March 31,
2016	$13,882,000
2017	8,275,000
2018	8,275,000
2019	8,275,000
Total accrued core payments	38,707,000
Less amount representing interest	(1,637,000)
Present value of accrud core payments	37,070,000
Less current portion	(13,190,000)

$23,880,000

11. Debt

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

In April 2015, the Company entered into a fourth amendment to the Financing Agreement (the “Fourth Amendment”), pursuant to which (i) the definition of consolidated EBITDA was further amended, (ii) the consolidated EBITDA covenant levels were increased for the fiscal quarter ending March 31, 2015 and each quarter thereafter by $11,800,000, and (iii) certain schedules to the Financing Agreement were updated.

The Term Loans require quarterly principal payments of $2,100,000 per quarter and bear interest at rates equal to, at the Company’s option, either LIBOR (subject to a 1.50% LIBOR floor) plus 5.25% or a reference rate plus 4.25%. The Amended Revolving Loans bear interest at rates equal to, at the Company’s option, either LIBOR plus 2.50% or a reference rate plus 1.00%. The interest rate on the Company’s Term Loans using the LIBOR option was 6.75% at March 31, 2015 and 2014, respectively. The interest rate on the Company’s Revolving Loans using the LIBOR option was 2.66% at March 31, 2014.

The following summarizes information about the Company’s Term Loans at:

	2015	2014
Principal amount of term loan	$84,500,000	$92,900,000
Unamortized financing fees	(4,399,000)	(5,623,000)

Net carrying amount of term loan	$80,101,000	$87,277,000
Less current portion of term loan	(7,843,000)	(7,843,000)

Long-term portion of term loan	$72,258,000	$79,434,000

Future repayments of the Company’s Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2016	$8,400,000
2017	8,400,000
2018	8,400,000
2019	59,300,000

Total payments	$84,500,000

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

The Financing Agreement, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio, a minimum fixed charge coverage ratio, and minimum consolidated EBITDA. The Company was in compliance with all financial covenants as of March 31, 2015.

The Company had no outstanding balance on the Amended Revolving Loans; however, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $1,794,000 for commercial letters of credit as of March 31, 2015. The Company had borrowed $10,000,000 under the Revolving Loans at March 31, 2014. As of March 31, 2015, $35,950,000, subject to certain adjustments, was available under the Amended Revolving Loans.

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $10,506,000 and $10,047,000 at March 31, 2015 and 2014, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at March 31, 2015 and 2014. During the fiscal year ended March 31, 2015 and 2014, losses of $459,000 and $8,408,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

12. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain major customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These programs allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs from its continuing operations:

	Years Ended March 31,
	2015	2014

Receivables discounted	$260,973,000	$210,752,000
Weighted average days	336	337
Weighted average discount rate	2.0%	2.2%
Amount of discount as interest expense	$4,917,000	$4,336,000

13. Financial Risk Management and Derivatives

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $19,356,000 and $17,796,000 at March 31, 2015 and 2014, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2015	2014	2013

Forward foreign currency exchange contracts	$(1,034,000)	$(842,000)	$804,000

The fair value of the forward foreign currency exchange contracts of $1,193,000 and $159,000 is included in other current liabilities in the accompanying consolidated balance sheets at March 31, 2015 and 2014, respectively.

14. Fair Value Measurements

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2015 and 2014, according to the valuation techniques the Company used to determine their fair values.

	March 31, 2015				March 31, 2014
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$699,000	$699,000	-	-	$521,000	$521,000	-	-

Liabilities
Other current liabilities
Deferred compensation	699,000	699,000	-	-	521,000	521,000	-	-
Forward foreign currency exchange contracts	1,193,000	-	$1,193,000	-	159,000	-	$159,000	-
Other liabilities
Warrant liability	10,506,000	-	-	$10,506,000	10,047,000	-	-	$10,047,000

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers and classified as Level 2. During the fiscal years ended March 31, 2015 and 2014, losses of $1,034,000 and $842,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at March 31, 2015 and 2014. Any subsequent changes in the fair value of the warrant liability will be recorded in current period earnings as a general and administrative expense. During the fiscal years ended March 31, 2015 and 2014, losses of $459,000 and $10,443,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Supplier Warrant recorded as warrant liability were:

March 31, 2015

Risk free interest rate	0.76%
Expected life in years	2.50
Expected volatility	47.00%
Dividend yield	-
Probability of future financing	0%

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

A summary of the change to the Company’s warrant liability, as measured at fair value on a recurring basis using significant unobservable inputs (Level 3) is presented below:

	Years Ended March 31,
	2015	2014

Beginning balance	$10,047,000	$2,014,000
Newly issued	-	-
Total (gain) loss included in net income (loss)	459,000	10,443,000
Exercises/settlements (1)	-	(2,410,000)
Net transfers in (out) of Level 3	-	-
Ending balance	$10,506,000	$10,047,000

During the fiscal year ended March 31, 2015 the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan, term loan and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

15. Commitments and Contingencies

Operating Lease Commitments

The Company leases various office and warehouse facilities in North America and Asia under operating leases expiring through 2022. The Company also has short term contracts of one year or less covering its third party warehouses that provide for contingent payments based on the level of sales that are processed through the third party warehouse.

The remaining future minimum rental payments under the above operating leases are as follows:

Year Ending March 31,
2016	$3,141,000
2017	3,004,000
2018	1,310,000
2019	1,129,000
2020	1,101,000
Thereafter	2,293,000

Total minimum lease payments	$11,978,000

During fiscal years 2015, 2014 and 2013, the Company’s continuing operations incurred total operating lease expenses of $3,030,000, $2,928,000 and $2,567,000, respectively.

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

The following table presents the breakout of allowances for our continuing operations discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2015	2014	2013

Allowances incurred under long-term customer contracts	$18,358,000	$16,099,000	$13,590,000
Allowances related to a single exchange of product	36,112,000	30,948,000	27,392,000
Allowances related to core inventory purchase obligations	15,540,000	2,506,000	2,615,000

Total customer allowances recorded as a reduction of revenues	$70,010,000	$49,553,000	$43,597,000

The following table presents the commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a charge against revenue, and customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term customer contracts:

Year Ending March 31,
2016	$22,518,000
2017	18,988,000
2018	10,547,000
2019	4,585,000
2020	2,458,000
Thereafter	3,982,000

Total marketing allowances	$63,078,000

Workers Compensation Insurance

Effective January 1, 2007 through the current fiscal year, the Company’s workers compensation insurance policy has been written on a guaranteed cost basis (first dollar payment of claims with no deductibles). For each of the five years prior to January 1, 2007, the Company purchased workers compensation insurance on a large deductible plan and for claims during this period the Company continues to be liable for the first $250,000 of each claim until all claims are settled (essentially self-insured). The Company records an estimate of its liability for the self-insured portion of its workers’ compensation policy by including an estimate of the total claims incurred and reported as well as an estimate of incurred, but not reported, claims by applying the Company’s historical claims development factor to its estimate of incurred and reported claims.

16. Major Customers and Suppliers

The Company’s largest customers accounted for the following total percentage of net sales from continuing operations:

	Years Ended March 31,
Sales	2015	2014	2013
Customer A	56%	53%	41%
Customer B	19%	19%	24%
Customer C	11%	11%	12%
Customer D	3%	4%	5%

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade at March 31:

Accounts receivable - trade	2015	2014
Customer A	48%	46%
Customer B	16%	12%
Customer C	12%	7%
Customer D	4%	10%

The Company’s largest supplier accounted for 12%, 13%, and 0% of inventory purchases for the years ended March 31, 2015, 2014, and 2013, respectively. No other suppliers accounted for more than 10% of inventory purchases for the years ended March 31, 2015, 2014, and 2013.

17. Income Taxes

The income tax expense from the Company’s continuing operations for the years ended March 31 is as follows:

	Years Ended March 31,
	2015	2014	2013
Current tax expense
Federal	$1,523,000	$4,564,000	$31,226,000
State	1,100,000	614,000	3,368,000
Foreign	527,000	599,000	336,000

Total current tax expense	3,150,000	5,777,000	34,930,000
Deferred tax expense (benefit)
Federal	5,553,000	2,477,000	(25,074,000)
State	93,000	(162,000)	(2,706,000)
Foreign	272,000	(759,000)	282,000

Total deferred tax expense (benefit)	5,918,000	1,556,000	(27,498,000)

Total income tax expense	$9,068,000	$7,333,000	$7,432,000

Deferred income taxes consist of the following at March 31:

	2015	2014
Assets
Accounts receivable valuation	$3,100,000	$3,926,000
Allowance for customer incentives	1,296,000	1,343,000
Inventory obsolescence reserve	1,056,000	1,070,000
Stock options	1,931,000	1,426,000
Intangibles, net	846,000	796,000
Estimate for returns	986,000	-
Deferred core revenue	-	2,885,000
Accrued compensation	2,563,000	1,787,000
Net operating losses	3,007,000	9,117,000
Other	2,986,000	2,305,000

Total deferred tax assets	$17,771,000	$24,655,000
Liabilities
Property and equipment, net	(807,000)	(298,000)
Estimate for returns	-	(916,000)
Other	(1,635,000)	(2,197,000)

Total deferred tax liabilities	$(2,442,000)	$(3,411,000)
Less valuation allowance	$-	$-
Net deferred tax assets	$15,329,000	$21,244,000
Net current deferred income tax asset	$22,871,000	$18,630,000
Net long-term deferred income tax (liability) asset	(7,542,000)	2,614,000

Total	$15,329,000	$21,244,000

At March 31, 2015 and 2014, current deferred income tax liabilities of $127,000 and $137,000, respectively, are included in other current liabilities in the consolidated balance sheet. A long-term deferred income tax liability of $7,803,000 is included in other liabilities in the consolidated balance sheet at March 31, 2015.

At March 31, 2015, the Company had federal and state net operating loss carryforwards of $9,800,000 and $33,500,000, respectively. The utilization of these net operating loss carryforwards may be permanently limited due to Internal Revenue Code Section 382 in the United States. Prior to the utilization of such losses, the Company will perform further analysis to determine the amount subject to limitation. Additionally, in certain states the suspension of the usage of the net operating losses may apply. The net operating loss carryforwards expire between fiscal years 2020 and 2032.

The U.S. operating loss carryforwards include $4,900,000 of losses attributable to windfall stock option deductions. A net benefit of $1,900,000 will be recorded to additional paid-in capital when realized as a reduction to income taxes payable.

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

For the year ended March 31, 2015, 2014, and 2013, the primary components of the Company’s income tax expense were (i) the current liability due to federal, state and foreign income taxes, (ii) foreign income taxed at rates that are different from the federal statutory rate, (iii) non-deductible expenses in connection with the fair value adjustments on the warrants, (iv) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (v) the impact of uncertain tax positions.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate from the Company’s continuing operations is as follows:

	Years Ended March 31,
	2015	2014	2013

Statutory federal income tax rate	35.0%	34.0%	34.0%
State income tax rate, net of federal benefit	2.2%	2.4%	1.8%
Change in deferred tax rate	(0.2)%	(1.8)%	(0.4)%
Foreign income taxed at different rates	(0.9)%	(7.2)%	(0.1)%
Warrants	0.8%	25.7%	0.6%
Non-deductible executive compensation	3.4%	1.6%	0.7%
Uncertain Tax Positions	2.5%	(2.4)%	-%
Other income tax	1.4%	0.8%	(2.8)%

	44.2%	53.1%	33.8%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2015, the Company is under examination in the U.S. by the Internal Revenue Service for fiscal years 2011, 2012, 2013 and by the State of California for fiscal year 2013. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits from the Company’s continuing operations is as follows at March 31:

	2015	2014	2013
Balance at beginning of period	$540,000	$827,000	$634,000
Additions based on tax positions related to the current year	359,000	71,000	227,000
Additions for tax positions of prior year	336,000	-	-
Reductions for tax positions of prior year	(118,000)	(358,000)	(34,000)
Settlements	-	-	-

Balance at end of period	$1,117,000	$540,000	$827,000

At March 31, 2015, 2014 and 2013, there are $958,000, $387,000 and $597,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the fiscal years ended March 31, 2015, 2014 and 2013, the Company recognized approximately ($56,000), $(9,000), and $32,000 in interest and penalties. The Company had approximately $56,000 and $112,000 for the payment of interest and penalties accrued at March 31, 2015 and 2014, respectively.

18. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 25% of each participating employee’s contribution up to the first 6% of employee compensation. Beginning in March 2015, the Company increased its matching contributions from 25% to 50% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $145,000, $126,000 and $117,000 for the fiscal years ended March 31, 2015, 2014 and 2013, respectively.

19. Share-based Payments

At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s Board of Directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of Incentive Awards and all of the Company’s employees are eligible to participate. The 2003 Incentive Plan was terminated on October 31, 2013. As of March 31, 2015 and 2014, options to purchase 438,750 and 467,500 shares of common stock, respectively, were outstanding under the Incentive Plan. In January 2011, this Incentive Plan was replaced and no options were available for grant under the Incentive Plan.

In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provides for the granting of options to non-employee directors. At the Company’s Annual Meeting of Shareholders held on February 25, 2010, the Company’s shareholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for grant under the 2004 Plan from 175,000 to 275,000. As of March 31, 2015 and 2014, options to purchase 183,000 shares of common stock were outstanding for both years under the 2004 Plan. In March 2014, the 2004 Plan was replaced and no options were available for grant under this plan.

In January 2011, the Company’s shareholders approved the 2010 Incentive Award Plan (the “2010 Plan”) which replaced the 2003 Long-term Incentive Plan. At the Company’s Annual Meeting of Shareholders held on March 28, 2013, the Company’s shareholders approved an amendment and restatement of the 2010 Plan that increased the number of shares of common stock reserved for grant under the 2010 Plan from 750,000 to 1,750,000. At the Company’s Annual Meeting of Shareholders held on March 31, 2014, the Company’s shareholders approved the second amendment and restatement of the 2010 Plan that further increased the number of shares of common stock reserved for grant under the 2010 Plan from 1,750,000 to 2,750,000. Under the 2010 Plan, all of the Company’s employees are eligible to participate. As of March 31, 2015 and 2014, options to purchase 767,504 and 776,468 shares of common stock, respectively, were outstanding and 1,165,740 and 1,452,983 shares of common stock, respectively, were available for grant under the 2010 Plan.

At the Company’s Annual Meeting of Shareholders held on March 31, 2014, the shareholders approved the Company’s 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”) which had been adopted by the Company’s Board of Directors on February 23, 2014 and replaced the 2004 Plan. Under the 2014 Plan, a total of 342,000 shares of the Company’s common stock are reserved for grants to the Company’s non-employee directors. As of March 31, 2015, 10,656 shares of restricted stock were issued. As of March 31, 2015 and 2014, no options to purchase shares under the 2014 Plan were issued and 323,885 and 342,000 shares of common stock, respectively, were available for grant under the 2014 Plan.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

The following is a summary of stock option activity during the year ended March 31, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2014	1,426,968	$9.21
Granted	82,537	$22.99
Exercised	(108,734)	$9.81
Cancelled	(11,517)	$10.32
Outstanding at March 31, 2015	1,389,254	$9.97

Based on the market value of the Company’s common stock at March 31, 2015, 2014 and 2013, the pre-tax intrinsic value of options exercised was $1,955,000, $12,593,000 and $493,000 respectively. The total fair value of stock options vested during the years ended March 31, 2015, 2014, and 2013 was $978,000, $459,000, and $687,000, respectively.

The following table summarizes information about the options outstanding at March 31, 2015:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.170 to $6.250	81,000	$5.22	4.02	$1,828,000	80,000	$5.20	$1,808,000
$6.460 to $7.430	458,335	6.52	7.45	9,749,000	430,637	6.53	9,156,000
$8.700 to $9.900	251,299	9.34	8.22	4,636,000	77,236	9.39	1,421,000
$10.010 to $11.900	195,250	10.21	0.81	3,432,000	195,250	10.21	3,432,000
$12.000 to $25.510	403,370	$15.12	3.96	5,111,000	285,112	$12.31	4,414,000

	1,389,254	$9.97	5.44	$24,756,000	1,068,235	$8.85	$20,231,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2015 based on the Company’s closing stock price of $27.79 as of that date.

At March 31, 2015, there was $1,446,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.5 years.

Restricted Stock or Restricted Stock Units (collectively “RS”)

During the years ended March 31, 2015 and 2014, the Company granted 95,645 and 138,000 shares of RS, respectively, with an estimated grant date fair value of $2,316,000 and $1,286,000, respectively, which was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the year ended March 31, 2015 were 27,183 and was based on the value of these awards as determined by the Company’s closing stock price on the vesting date. There were no shares withheld during the year ended March 31, 2014.

The following is a summary of changes in the status of non-vested RS during the year ended March 31, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at March 31, 2014	138,000	$9.32
Restricted stock granted	95,645	$24.21
Restricted stock vested	(50,402)	$10.51
Restricted stock cancelled	(1,800)	$9.32
Non-vested restricted stock at March 31, 2015	181,443	$16.84

As of March 31, 2015, there was $2,283,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.9 years.

20. Litigation

There have been and may be additional claims filed against the Company by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.

In February 2015, M&T Bank filed a complaint in the Superior Court for the State of California, County of Los Angeles, against the Company and some of its executives alleging negligent misrepresentation, tortious interference with contractual relationship, conspiracy, unjust enrichment, conversion, declaratory judgment/alter ego, breach of contract and breach of the covenant of good faith and fair dealing. The plaintiff is seeking unspecified damages, punitive damages, attorneys’ fees and other relief.

In addition, the trustee has notified the Company and its insurance companies that the trustee may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion, but has not filed any litigation at this time.

The Company is also a defendant in the following cases: one in Ontario Superior Court and another in the Bankruptcy Court for the District of Delaware. In each case the plaintiffs’ claim that the Company is liable for amounts due from the Fenco Entities to their employees under applicable U.S. and Canadian law. The Company is in negotiations with respect to these cases, although there can be no assurance whether the cases will settle and, if they settle, on what terms. In this connection, the Company has established a reserve of $1,000,000, which has been incorporated into the financial statements for the fiscal year ended March 31, 2015.

Any litigation to determine the validity of these claims involving the Fenco Entities, regardless of its merit or resolution, may be costly and time consuming and divert the efforts and attention of the Company’s management from its business strategy.  Any adverse judgment or settlement by the Company of these claims could also result in significant additional expense.

The Company is also subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these other matters will have a material adverse effect on its financial position or future results of operations.

21. Related Party Transactions

During the year ended March 31, 2015, Mr. Mel Marks was appointed to serve as a director of the Company’s Asian subsidiaries, in addition to his position as a director of the Company. Mr. Marks will receive annual compensation of $150,000 for his services in addition to his regular compensation as a director of the Company.

During the years ended March 31, 2014 and 2013, the Company paid $304,000 and $ 350,000, respectively, to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of the discontinued subsidiary. Scott Adelson, a member of the Company’s Board of Directors, is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey Howard & Zukin Capital, Inc.

22. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) is as follows for the years ended March 31:

	2015			2014
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Currency Foreign Translation	Total

Balance as of March 31, 2014	$321,000	$(1,198,000)	$(877,000)	$287,000	$(1,133,000)	$(846,000)
Other comprehensive income (loss), net of tax	26,000	(1,665,000)	(1,639,000)	34,000	(65,000)	(31,000)
Amounts reclassified from other comprehensive income (loss), net of tax	(2,000)	-	(2,000)	-	-	-
Balance as of March 31, 2015	$345,000	$(2,863,000)	$(2,518,000)	$321,000	$(1,198,000)	$(877,000)

23. Equity Transaction

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

24. Subsequent Events

Acquisition

On May 20, 2015 the Company completed the acquisition of the assets and certain liabilities of OE Plus, LTD (“OE Plus”), a privately held remanufacturer of alternators and starters based in North Dighton, Massachusetts. The acquisition was consummated pursuant to an asset purchase agreement dated May 15, 2015. The assets and results of operations of OE Plus were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

Financing Agreement

On June 3, 2015 the Company entered into a $125,000,000 senior secured financing (the “Credit Facility”) with the lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 five-year revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “New Revolving Loans”) and (ii) a $25,000,000 five-year term loan facility (the “New Term Loans”).  In connection with the Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company.

The New Term Loans require quarterly principal payments of $781,250. The loans made under the Credit Facility bear interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date.  There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date.

In addition to other covenants, the Credit Facility places limits on the Company’s ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

The Credit Facility also contains financial covenants requiring the Company to maintain (i) a maximum ratio of consolidated funded debt to consolidated EBITDA of 2.50:1 and (ii) a minimum ratio of consolidated EBITDA to fixed charges that ranges from 1.05:1 to 1.15:1, in each case beginning with the fiscal quarter ending on September 30, 2015.  A failure to comply with these covenants could permit the lenders under the Credit Facility to declare all amounts borrowed under the Credit Facility, together with accrued interest and fees, to be immediately due and payable.

25. Unaudited Quarterly Financial Data

The following table summarizes selected quarterly financial data for the fiscal year ended March 31, 2015.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$62,975,000	$70,840,000	$83,992,000	$83,904,000
Cost of goods sold	45,159,000	52,420,000	59,564,000	62,995,000
Gross profit	17,816,000	18,420,000	24,428,000	20,909,000
Operating expenses:
General and administrative	5,392,000	9,812,000	12,628,000	10,031,000
Sales and marketing	1,826,000	1,837,000	2,281,000	1,907,000
Research and development	522,000	539,000	601,000	611,000
Total operating expenses	7,740,000	12,188,000	15,510,000	12,549,000
Operating income	10,076,000	6,232,000	8,918,000	8,360,000
Other expense:
Interest expense, net	3,413,000	3,339,000	3,165,000	3,148,000
Income before income tax expense	6,663,000	2,893,000	5,753,000	5,212,000
Income tax expense	2,714,000	1,418,000	2,826,000	2,110,000

Net income	$3,949,000	$1,475,000	$2,927,000	$3,102,000

Basic net income per share	$0.26	$0.09	$0.16	$0.17
Diluted net income per share	$0.25	$0.09	$0.16	$0.16

The following summarizes selected quarterly financial data for the fiscal year ended March 31, 2014:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$50,245,000	$66,174,000	$65,568,000	$76,682,000
Cost of goods sold	34,231,000	46,469,000	43,642,000	52,761,000
Gross profit	16,014,000	19,705,000	21,926,000	23,921,000
Operating expenses:
General and administrative	9,632,000	8,706,000	9,580,000	11,766,000
Sales and marketing	1,731,000	2,143,000	1,905,000	2,059,000
Research and development	549,000	398,000	452,000	541,000
Total operating expenses	11,912,000	11,247,000	11,937,000	14,366,000
Operating income	4,102,000	8,458,000	9,989,000	9,555,000
Other expense:
Interest expense, net	3,925,000	4,663,000	6,524,000	3,177,000
Income from continuing operations before income tax expense	177,000	3,795,000	3,465,000	6,378,000
Income tax expense	74,000	1,631,000	2,317,000	3,311,000
Income from continuing operations	103,000	2,164,000	1,148,000	3,067,000
Income from discontinued operations	100,877,000	-	-	-

Net income	$100,980,000	$2,164,000	$1,148,000	$3,067,000

Basic net income per share from continuing operations	$0.01	$0.15	$0.08	$0.20
Basic net income per share from discontinued operations	6.97	-	-	-
Basic net income per share	$6.98	$0.15	$0.08	$0.20

Diluted net income per share from continuing operations	$0.01	$0.15	$0.07	$0.19
Diluted net income per share from discontinued operations	6.90	-	-	-
Diluted net income per share	$6.91	$0.15	$0.07	$0.19

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) bad debts expense	Amounts written off	Balance at end of period
2015	Allowance for doubtful accounts	$854,000	$184,000	$409,000	$629,000
2014	Allowance for doubtful accounts	$1,019,000	$(47,000)	$118,000	$854,000
2013	Allowance for doubtful accounts	$947,000	$166,000	$94,000	$1,019,000

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) discrepancies expense	Amounts Processed	Balance at end of period
2015	Allowance for customer-payment discrepancies	$577,000	$91,000	$(184,000)	$852,000
2014	Allowance for customer-payment discrepancies	$514,000	$(10,000)	$(73,000)	$577,000
2013	Allowance for customer-payment discrepancies	$280,000	$536,000	$302,000	$514,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of period	Provision for excess and obsolete inventory	Amounts written off	Balance at end of period
2015	Allowance for excess and obsolete inventory	$2,708,000	$1,635,000	$1,668,000	$2,675,000
2014	Allowance for excess and obsolete inventory	$2,498,000	$1,620,000	$1,410,000	$2,708,000
2013	Allowance for excess and obsolete inventory	$2,164,000	$1,814,000	$1,480,000	$2,498,000

S-1