Form 10-K/A
period 2015-03-31
MOTORCAR PARTS AMERICA INC
filed 2015-07-29
CIK 918251

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

There were 18,176,168 shares of common stock outstanding as of July 20, 2015.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, that was previously filed with the Securities and Exchange Commission (the “SEC”) on June 15, 2015 (the “Original Filing”). We are filing the Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we will be filing our definitive proxy statement later than 120 days after the end of our fiscal year ended March 31, 2015.

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, their ages and present positions with us as of July 27, 2015 are as follows:

Name	Age	Position with the Company

Selwyn Joffe	57	Chairman of the Board of Directors, President and Chief Executive Officer

Mel Marks	87	Director

Scott J. Adelson	54	Director

Rudolph J. Borneo	74	Director, Chairman of the Compensation Committee and member of the Ethics and Nominating and Corporate Governance Committees

Philip Gay	57	Director, Chairman of the Audit Committee and Ethics Committee, and member of the Compensation and Nominating and Corporate Governance Committees

Duane Miller	68	Director, member of the Audit, Compensation, Ethics and Nominating and Corporate Governance Committees

Jeffrey Mirvis	51	Director, member of the Compensation Committee

Selwyn Joffe has been our Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. He has been a director of our Company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and Chief Executive Officer of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and Chief Executive Officer of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, Inc., a roll-up of amusement parks and served as its President and Chief Operating Officer until August 2000. Prior to the founding of Palace Entertainment, Inc., Mr. Joffe was the President and Chief Executive Officer of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the bar of the State of Georgia as well as a Certified Public Accountant. As our most senior executive, Mr. Joffe provides the Board of Directors with insight into our business operations, management and strategic opportunities. His history with our Company and industry experience led the Board of Directors to recommend to our shareholders in our Proxy Statement for our Annual Meeting of Shareholders held on March 19, 2015 (the “Proxy Statement”) that they vote for Mr. Joffe as a director of our Company at the Annual Meeting of Shareholders held on March 19, 2015 (the “Annual Meeting”) and our shareholders elected Mr. Joffe to serve as a director at the Annual Meeting.

Mel Marks founded our Company in 1968. Mr. Marks served as our Chairman of the Board of Directors and Chief Executive Officer from that time until July 1999. Prior to founding our Company, Mr. Marks was employed for over 20 years by Beck/Arnley-Worldparts, a division of Echlin, Inc. (one of the largest importers and distributors of parts for imported cars), where he served as Vice President. Mr. Marks has continued to serve as a consultant and director to us since July 1999. Mr. Marks’ 47-year history with our Company in addition to his wealth of industry knowledge and experience led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Marks as a director of our Company at the Annual Meeting and our shareholders elected Mr. Marks to serve as a director at the Annual Meeting.

Scott J. Adelson joined our Board of Directors on April 11, 2008. Mr. Adelson is also a director and member of the compensation committee of QAD Inc., a public software company, since April 2006. Mr. Adelson is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey, a leading international investment bank. During his 26 plus years with the firm, Mr. Adelson has helped advise hundreds of companies on a diverse and in-depth variety of corporate finance issues, including mergers and acquisitions. Mr. Adelson has written extensively on a number of corporate finance and securities valuation subjects. He is an active member of Board of Directors of various privately-held middle-market businesses as well as several recognized non-profit organizations, such as the USC Entrepreneur Program. Mr. Adelson holds a bachelor degree from the University of Southern California and a Master of Business Administration degree from the University of Chicago, Graduate School of Business. Mr. Adelson’s broad business skills and experience, leadership expertise, knowledge of complex global business and financial matters led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Adelson as a director of our Company at the Annual Meeting and our shareholders elected Mr. Adelson to serve as a director at the Annual Meeting.

Rudolph J. Borneo joined our Board of Directors on November 30, 2004. Mr. Borneo retired from R.H. Macy’s, Inc. on March 31, 2009. At the time of his retirement, his position was Vice Chairman and Director of Stores of Macy’s West, a division of R.H. Macy’s, Inc. Mr. Borneo served as President of Macy’s California from 1989 to 1992 and President of R.H. Macy’s West from 1992 until his appointment as Vice Chairman and Director of Stores in February 1995. In addition, Mr. Borneo is currently Board Chairman of Smoke Eaters Hot Wings Inc., a privately-held company. He earned a Bachelor of Science degree in business administration from Monmouth University. Mr. Borneo is the Chairman of our Compensation Committee and a member of our Audit and Nominating and Corporate Governance Committees. Mr. Borneo’s extensive experience in management of employees, organizational management, general business and retail knowledge and financial literacy led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote in favor of Mr. Borneo as a director of our Company at the Annual Meeting and our shareholders elected Mr. Borneo to serve as a director at the Annual Meeting.

Philip Gay joined our Board of Directors on November 30, 2004. He chairs our Audit Committees and is a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Gay currently serves as Managing Director of Triple Enterprises, a business advisory service firm that assists mid-cap sized companies with financing, mergers and acquisitions and strategic financing, which he had previously managed from March 2000 until June 2004. From June 2004 until June 2010, Mr. Gay served as President, Chief Executive Officer and a Director of Grill Concepts, Inc., a company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he has served as chief financial officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996), and he has held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also a retired Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay's leadership experience, general business knowledge, financial literacy and expertise, accounting skills and competency and overall financial acumen led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Gay as a director of our Company at the Annual Meeting and our shareholders elected Mr. Gay to serve as a director at the Annual Meeting.

Duane Miller joined our Board of Directors on June 5, 2008. Mr. Miller is currently employed by the Genesee County Regional Chamber of Commerce as Executive Vice President. Prior to joining the Genesee County Regional Chamber of Commerce, he was employed by the City of Flint, Michigan, as the Director of Government Operations, from February 2009 to August 2009. Mr. Miller retired from General Motors Corporation in April 2008 after 37 years of service. At the time of his retirement, Mr. Miller served as executive director, GM Service and Parts Operations (“SPO”) Field Operations where he was responsible for all SPO field activities, running GM Parts (OE), AC Delco (after-market) and GM Accessories business channels, as well as SPO’s Global Independent Aftermarket. Mr. Miller served on the Board of Directors of OEConnection, an automotive ecommerce organization focused on applying technology to provide supply chain solutions and analysis. He currently serves on the Boards of Directors of McLaren Regional Medical Center in Flint, Michigan and Prima Civitas Foundation, headquartered in Lansing, Michigan. His experience also includes serving on the Boards of Directors of the Urban League of Flint, Michigan, the Boys and Girls Club of Flint, Michigan and the Flint/Genesee County Convention and Visitor’s Bureau. Mr. Miller earned a Bachelor of Science degree in marketing from Western Michigan University, and attended the Executive Development Program at the University of California Berkeley, Haas School of Business. Mr. Miller is a member of our Audit and Compensation Committees and is chair of our Nominating and Corporate Governance Committee. Mr. Miller’s significant experience with the automotive parts industry, combined with his organizational, management and business understanding, led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Miller as a director of our Company at the Annual Meeting and our shareholders elected Mr. Miller to serve as a director at the Annual Meeting.

Jeffrey Mirvis joined our Board of Directors on February 3, 2009. Mr. Mirvis is currently the Chief Executive Officer of MGT Industries, Inc. (“MGT”), a privately-held apparel company based in Los Angeles. As Chief Executive Officer of MGT, Mr. Mirvis successfully moved all production and sourcing to Asia. During his fifteen-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MGT in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the Union Bank of California’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He has been a board member of Wildwood School in Los Angeles and the Jewish Federation in Los Angeles. Mr. Mirvis is a member of our Audit and Compensation Committees. Mr. Mirvis’ international business experience, operational and production expertise, leadership experience and organizational management led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Mirvis as a director of our Company at the Annual Meeting and our shareholders elected Mr. Mirvis to serve as a director at the Annual Meeting.

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

Board’s Role in Risk Oversight. Our Board of Directors as a whole has responsibility for risk oversight. Our Board of Directors met eight times in fiscal 2015. Certain categories of risk are reviewed by particular committees of the Board of Directors, which report to the full Board of Directors as needed. The Audit Committee reviews the financial risks, including internal control, audit, financial reporting and disclosure matters, by discussing these risks with management and our internal and external auditors. The Compensation Committee reviews risks relating to our executive compensation plans and arrangements. The Nominating and Corporate Governance Committee reviews risks related to our governance structure and processes and risks arising from related person transactions. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed about such risks.

Audit Committee.  The current members of our Audit Committee are Philip Gay, Rudolph Borneo, Duane Miller and Jeffrey Mirvis, with Mr. Gay serving as chairman. Our Board of Directors has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met five times in fiscal 2015.

Compensation Committee.  The current members of our Compensation Committee are Rudolph Borneo, Philip Gay, Duane Miller and Jeffrey Mirvis, with Mr. Borneo serving as chairman. The Compensation Committee is responsible for developing our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making determinations concerning the salary, bonuses and equity awards to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee Interlocks and Insider Participation.” The Compensation Committee met five times in fiscal 2015.

Nominating and Corporate Governance Committee.  The current members of our Nominating and Corporate Governance Committee are Rudolph Borneo, Philip Gay and Duane Miller. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Our Nominating and Corporate Governance Committee is responsible for nominating candidates to our Board of Directors. Our Nominating and Corporate Governance Committee did not meet in fiscal 2015.

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

Information about our non-director executive officers and significant employees

Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our Company, are as follows:

Name	Age	Position with the Company

Kevin Daly	56	Chief Accounting Officer

Steve Kratz	60	Chief Operating Officer

David Lee	45	Chief Financial Officer

Doug Schooner	46	Chief Manufacturing Officer

Michael Umansky	74	Vice President, Secretary and General Counsel

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during the fiscal year ended March 31, 2015.

Code of Ethics

Our Board of Directors formally adopted new Code of Business Conduct and Ethics on January 15, 2015, which applies to all our officers, directors and employees. The Code of Business Conduct and Ethics is filed with the SEC and a copy is posted on our website at www.motorcarparts.com. We intend to disclose future amendments to certain provisions of the code, or waivers of such provisions granted to executive officers and directors, on our website within four business days following the date of such amendment or waivers. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request addressed to the Corporate Secretary at Motorcar Parts of America, Inc., 2929 California Street, Torrance, CA 90503.

Item 11. Executive Compensation

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for fiscal 2015 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

Executive Compensation Summary.

The retention of experienced, highly-capable and dedicated executives is crucial to the long-term success of our Company. To achieve the goal of recruiting, retaining and motivating our executives, our Compensation Committee has developed an overall executive compensation program that rewards these employees for their contributions to our Company.

The primary objectives of our practices with respect to executive compensation are to:

●	Provide appropriate incentives to our executive officers to implement our strategic business objectives and achieve the desired company performance;

●	Reward our executive officers for their contribution to our success in building long-term shareholder value; and

●	Provide compensation that will attract and retain superior talent and reward performance.

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

Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan, and we made matching contributions of 25% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Beginning in March 2015, we increased our matching contributions from 25% to 50% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Contributions for fiscal 2015 and year-end account balances for those executive officers can be found in the Non-Qualified Deferred Compensation table.

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

Our general policy for setting base salaries of our named executive officers (the “Senior Executives”) is to only increase such salaries in the case of promotions or significant increases to an officer’s duties and responsibilities. Such increases to base salaries are reviewed by the Compensation Committee on a case-by-case basis. There were no salary increases in fiscal 2015, except for an increase in Mr. Schooner’s salary from $250,000 to $294,000, which took effect on June 2, 2014 and was based on an increase in his role and responsibilities.

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

Compensation Committee Consultant.

The Compensation Committee has retained Towers Watson as its outside compensation consultant. Towers Watson does not perform any other consulting work or any other services for our Company, reports directly to the Compensation Committee, and takes direction from the Chairman of the Compensation Committee. The Compensation Committee has assessed the independence of Towers Watson pursuant to the rules prescribed by the SEC and has concluded that no conflict of interest existed in 2015 or currently exists that would prevent Towers Watson from serving as an independent consultant to the Compensation Committee. The Compensation Committee engaged Towers Watson to prepare a complete competitive assessment of our executive compensation practices in 2004, an updated assessment of the compensation of our Chief Executive Officer in 2006, a complete executive compensation assessment in 2009, a complete executive compensation review in 2011 and an updated assessment of the compensation of our Chief Executive Officer in 2012 (completed in fiscal 2013).

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

Senior Executive Compensation Decisions (Other than the Chief Executive Officer).

The Compensation Committee made its decisions for each of our Senior Executives (other than the Chief Executive Officer) with respect to OGSM Bonuses following the process described above, in each case the performance goals apply with respect to both the Company’s rotating electrical and undercar businesses:

Kevin Daly, Chief Accounting Officer

●	Provide timely and accurate services and information to our management, Board of Directors and other stakeholders
●	Improve top-level financial knowledge and accounting controls and maintain regulatory compliance with accounting standards and practices
●	Keep abreast of all financial accounting pronouncements that may affect our financial reporting or financial strategies

David Lee, Chief Financial Officer

●	Monitor all metrics that may have an impact on our financial performance
●	Maintain an effective treasury function, including budgeting and forecasting
●	Manage our cash flows
●	Minimize the loan and interest expenses we incur
●	Manage our shareholder relations

Steve Kratz, Chief Operating Officer

●	Evaluate and manage the key operating metrics for us
●	Increase quality of our product
●	Implement strategies aimed at reducing our product costs and warranty rates
●	Manage our recovery operations
●	Improve our customer support services
●	Manage and improve the performance of our information technology systems

Doug Schooner, Chief Manufacturing Officer

●	Maximize all manufacturing efficiencies to ensure fill rates to our customers
●	Ensure the quality of our products through the manufacturing process
●	Maintain appropriate levels of offshore production volume and capacity
●	Maintain a global manufacturing and multifunctional support group
●	Reorganize special order department to maintain changing unit technology
●	Complete the reorganization of the production shop
●	Improve product costs

Michael Umansky, Vice President, Secretary and General Counsel

●	Limit our legal and other risk exposure
●	Manage any litigation
●	Control our legal and insurance costs
●	Maintain our compliance standards, including compliance with SEC rules and regulations
●	Manage our investor relations communications
●	Develop and protect intellectual property for our business processes
●	Advise on and implement any transactional business opportunities, including acquisitions, financings, SEC correspondence and customer contracts
●	Oversee certain administrative functions, including human resource functions
●	Determine and negotiate all required insurance
●	Supervise contractual obligations

The Compensation Committee approved the following base salaries, Non-OGSM Bonuses and OGSM Bonuses earned during fiscal 2015 for these Senior Executives:

Name	Base Salary	Non-OGSM Bonus	OGSM Bonus

David Lee	$220,000	$194,260	$130,000
Kevin Daly	$208,000	$103,919	$84,000
Steve Kratz	$350,000	$231,646	$143,000
Michael Umansky	$506,000	$139,243	$177,100
Doug Schooner	$294,000	$135,089	$130,000

The amounts of the Non-OGSM Bonuses set forth above were determined based on criteria previously established by the Compensation Committee with respect to proposed equity awards that were never granted.

Chief Executive Officer Compensation Decisions.

The Compensation Committee made its decisions for the Chief Executive Officer’s fiscal 2015 bonus (other than the Non-OGSM Bonus) following the process described above and has established the following key individual performance goals:

●	Overall responsibility for the financial results of the Company
●	Develop key strategies in all areas aimed at driving our Company value
●	Strengthen our relationships with key customers through long-term arrangements
●	Ensure appropriate information is communicated to our Board of Directors
●	Ensure that the appropriate management team and corporate focus is in place
●	Develop an appropriate succession plan
●	Maintain the appropriate financial structure for our Company, including, but not limited to, budgets and operating focus
●	Make decisions on all key initiatives proposed by senior management
●	Build sales
●	Evaluate and propose systems and initiatives for continuous improvement in all disciplines of our business
●	Identify and drive any acquisitions
●	Integrate acquired businesses
●	Prepare the infrastructure and develop plans to grow the Company

The Compensation Committee did not review Mr. Joffe’s base salary in fiscal 2015; however, effective July 1, 2014, his base salary was set at $700,000. See the “Employment Agreement” section below for a further discussion of certain compensation amounts payable to Mr. Joffe pursuant to his employment agreement. The Compensation Committee approved a Non-OGSM Bonus for Mr. Joffe of $778,834 based on the same criteria used to set the amounts of the other Non-OGSM Bonuses paid in fiscal 2015 and an OGSM Bonus of $1,000,000.

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

Summary Compensation Table

The following table sets forth information concerning fiscal 2015, 2014 and 2013 compensation of our named executive officers.

Name & Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards	Options Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation(4)	Total

Selwyn Joffe	2015	$674,616	$1,778,834	$1,350,893	$-	$-	$-	$223,056	$4,027,399
Chairman of the Board,	2014	600,000	1,174,806	434,312	374,790	-	-	729,209	3,313,117
President and CEO	2013	586,923	1,387,707	330,539	682,556	-	-	565,442	3,553,167

David Lee	2015	$220,000	$324,260	$84,841	$89,510	$-	$-	$61,990	$780,601
Chief Financial Officer	2014	220,000	208,458	108,112	93,586	-	-	57,004	687,160
	2013	220,000	96,267	-	90,442	-	-	56,977	463,686

Kevin Daly	2015	$208,000	$187,919	$45,860	$48,124	$-	$-	$24,663	$514,566
Chief Accounting Officer	2014	208,000	133,386	57,784	50,151	-	-	23,493	472,815
	2013	208,000	81,767	-	48,294	-	-	22,334	360,395

Steve Kratz	2015	$350,000	$374,646	$91,720	$96,247	$-	$-	$22,696	$935,309
Chief Operating Officer	2014	350,000	271,248	129,548	111,497	-	-	20,623	882,916
	2013	350,000	132,267	-	108,003	-	-	19,448	609,718

Michael Umansky	2015	$506,000	$316,343	$59,618	$63,523	$-	$-	$56,414	$1,001,898
Vice President, Secretary	2014	506,000	194,920	77,356	67,167	-	66,006	55,618	967,066
and General Counsel	2013	506,000	102,433	-	64,977	-	35,977	52,063	761,450

Doug Schooner	2015	$286,385	$265,089	$59,618	$61,598	$-	$-	$62,767	$735,457
Chief Manufacturing Officer	2014	250,000	182,388	75,492	64,928	-	333	56,905	630,045
	2013	250,000	151,767	-	62,929	-	189	58,377	523,262

(1)	Bonus amounts for each named executive officer represent the bonus amount earned for each respective fiscal year and include a $100 bonus paid to each of the Company’s employees during December of each year, including the named executive officers.

(2)	Option award amounts represent the aggregate grant date fair value of options granted during the fiscal years ended March 31, 2015, 2014, and 2013.

(3)	All amounts represent nonqualified deferred compensation earnings.

(4)	The following chart is a summary of the items that are included in the “All Other Compensation” totals for the fiscal year ended March 31, 2015:

Name	Automobile Expenses	Health Insurance Premiums	401K Employer's Contribution	Deferred Compensation Plan Employer's Contribution	Other (1)	Total

Selwyn Joffe	$18,678	$77,884	$2,140	$2,527	$121,827	$223,056
David Lee	$-	$58,689	$3,301	$-	$-	$61,990
Kevin Daly	$-	$20,598	$4,065	$-	$-	$24,663
Steve Kratz	$-	$20,598	$2,098	$-	$-	$22,696
Michael Umansky	$1,294	$40,966	$5,007	$9,147	$-	$56,414
Doug Schooner	$-	$58,689	$4,078	$-	$-	$62,767

(1)	Other compensation paid to Mr. Joffe of $121,827 represents a payout of his accrued vacation.

2015 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units		All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards

Selwyn Joffe	6/11/2014	51,589	(1)	-	$24.23	$1,250,001
Selwyn Joffe	6/24/2014	4,400	(2)	-	$22.93	$100,892
David Lee	6/24/2014	-		9,300	$22.93	$89,510
David Lee	6/24/2014	3,700	(1)	-	$22.93	$84,841
Kevin Daly	6/24/2014	-		5,000	$22.93	$48,124
Kevin Daly	6/24/2014	2,000	(1)	-	$22.93	$45,860
Steve Kratz	6/24/2014	-		10,000	$22.93	$96,247
Steve Kratz	6/24/2014	4,000	(1)	-	$22.93	$91,720
Michael Umanksy	6/24/2014	-		6,600	$22.93	$63,523
Michael Umanksy	6/24/2014	2,600	(1)	-	$22.93	$59,618
Doug Schooner	6/24/2014	-		6,400	$22.93	$61,598
Doug Schooner	6/24/2014	2,600	(1)	-	$22.93	$59,618

(1)	These awards generally vest in three equal annual installments beginning on the first anniversary of the grant date subject to continued employment.

(2)	This award was fully vested on the grant date.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding equity awards granted to our named executive officers that remain outstanding as of March 31, 2015.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable Vested	Number of Securities Underlying Unexercised Options (#) Unexercisable Unvested		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Unvested (#)		Market Value of Shares or Units of Stock Unvested ($)

Selwyn Joffe
	150,000	-		-	$10.01	11/2/2015
	250,000	-		-	$12.00	8/29/2016
	109,100	-		-	$6.46	12/27/2022
	124,100	-		-	$6.46	12/27/2022
	27,900	55,800	(1)	-	$9.32	9/3/2023
							31,067	(1)	$863,352
							51,589	(3)	$1,433,658
David Lee
	5,000	-		-	$10.01	11/2/2015
	2,500	-		-	$12.00	8/29/2016
	30,900	-		-	$6.46	12/27/2022
	6,967	13,933	(1)	-	$9.32	9/3/2023
	-	9,300	(2)	-	$22.93	6/24/2014
							7,733	(1)	$214,900
							3,700	(2)	$102,823
Kevin Daly
	5,500	-		-	$6.46	12/27/2022
	-	7,467	(1)	-	$9.32	9/3/2023
	-	5,000	(2)	-	$22.93	6/24/2014
							4,133	(1)	$114,856
							2,000	(2)	$55,580
Steve Kratz
	31,900	-		-	$6.46	12/27/2022
	8,300	16,600	(1)	-	$9.32	9/3/2023
	-	10,000	(2)	-	$22.93	6/24/2014
							9,267	(1)	$257,530
							4,000	(2)	$111,160
Michael Umansky
	7,400	-		-	$6.46	12/27/2022
	5,000	10,000	(1)	-	$9.32	9/3/2023
	-	6,600	(2)	-	$22.93	6/24/2014
							5,533	(1)	$153,762
							2,600	(2)	$72,254
Doug Schooner
	21,500	-		-	$6.46	12/27/2022
	-	9,667	(1)	-	$9.32	9/3/2023
	-	6,400	(2)	-	$22.93	6/24/2014
							5,400	(1)	$150,066
							2,600	(2)	$72,254

(1)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, September 3, 2013, subject to continued employment.

(2)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, June 24, 2014, subject to continued employment.

(3)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, June 11, 2014, subject to continued employment.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Selwyn Joffe	-	$-	19,933	$570,144
David Lee	-	$-	3,867	$116,822
Kevin Daly	17,233	$416,278	2,067	$62,444
Steve Kratz	5,000	$127,542	4,633	$139,963
Michael Umansky	-	$-	2,767	$83,591
Doug Schooner	4,833	$109,069	2,700	$81,567

Nonqualified Deferred Compensation

The following table sets forth certain information regarding contributions, earnings and account balances under our Amended and Restated Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not-tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2015. A description of the material terms and conditions of the Amended and Restated Executive Deferred Compensation Plan follows.

Name	Executive Contributions in Last FY(1)	Registrant contribution in last FY(2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY

Selwyn Joffe	$16,708	$2,527	$748	$-	$-
David Lee	$-	$-	$-	$-	$-
Kevin Daly	$-	$-	$-	$-	$-
Steve Kratz	$-	$-	$-	$-	$-
Michael Umansky	$40,867	$9,147	$37,536	$-	$517,176
Doug Schooner	$-	$-	$1,555	$(3,750)	$2,195

The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total

Selwyn Joffe	$2,527	$-	$2,527
David Lee	$-	$-	$-
Kevin Daly	$-	$-	$-
Steve Kratz	$-	$-	$-
Michael Umansky	$9,147	$-	$9,147
Doug Schooner	$-	$-	$-

(a)
No interest is paid by the registrant.  Each named executive officer selects an investment fund from among the alternatives offered under the plan for investment of the funds in each named executive officer’s account.

Nonqualified Deferred Compensation Plan

We maintain the Motorcar Parts of America, Inc. Amended and Restated Executive Deferred Compensation Plan, an unfunded, non-qualified deferred compensation plan for a select group of management or highly compensated employees, including our named executive officers. Participants in the plan may elect to defer up to 100% of their gross W-2 compensation. We made matching contributions of 25% of each participant’s elective contributions to the plan, up to 6% of the participant’s compensation for the plan year. Beginning in March 2015, we increased our matching contributions from 25% to 50% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the plan year. The plan is designed to defer taxation to the participant on contributions and notional earnings thereon until distribution thereof in accordance with a participant’s previously made distribution elections. Insurance annuity contracts provide funding for the plan, however, the annuity contracts are owned by us and remain subject to claims of our general creditors.

Employment Agreements

New Employment Agreement

On May 18, 2012, we entered into a new employment agreement (the “New Employment Agreement”) with Mr. Joffe, which terminates and supersedes Mr. Joffe’s previous employment agreement that was to expire on August 31, 2012. The New Employment Agreement provides for Mr. Joffe to serve as our Chairman, President and Chief Executive Officer for a term expiring on August 31, 2015, unless extended or earlier terminated. Pursuant to the New Employment Agreement, Mr. Joffe’s base salary was set at $600,000 per year and will be reviewed from time to time in accordance with our established procedures for adjusting salaries for similarly situated employees. Mr. Joffe is eligible to participate in our Annual Incentive Plan adopted and amended from time to time by the Board (the “Annual Incentive Plan”), with a target bonus equal to 100% of Mr. Joffe’s salary (the “Annual Incentive Bonuses”).

In June 2014, the Company and Mr. Joffe entered into Amendment No. 1 to the New Employment Agreement pursuant to which, effective as of July 1, 2014, (i) the last day of Mr. Joffe’s term of employment was changed from August 31, 2015 to July 1, 2019 and (ii) his base salary was increased from $600,000 to $700,000 per year. All other terms and conditions of the New Employment Agreement remain the same.

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

Potential Payments Upon Termination or Change in Control Table

The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreement was terminated on March 31, 2015, the last business day of fiscal 2015. Please refer to “Employment Agreements” for more information.

Benefit	Termination by Company for Cause (1)	Death (2)	Disability (3)	Voluntary Termination by Mr. Joffe for Good Reason or Termination by Company w/o Cause (4)	After Change in Control: Voluntary Termination by Mr. Joffe (5)

Salary Contribution	$-	$-	$-	$1,400,000	$1,400,000
Bonus	$1,000,000	$1,000,000	$1,000,000	$850,100	$1,700,000
Executive Awards (6)	$-	$1,342,055	$1,342,055	$1,342,055	$1,342,055
Healthcare	$-	$-	$24,000	$203,768	$-
Automobile Allowance (7)	$-	$-	$-	$36,000	$-
Accrued Vacation Payments	$77,405	$77,405	$77,405	$169,713	$77,405

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus, if any, reimbursable expenses, and benefits owing to him through the day of his termination.

(2)	Mr. Joffe’s employment term will end on the date of his death. Upon such event, Mr. Joffe’s estate will be entitled to receive his accrued salary, bonus, if any, benefits (including accrued but unused vacation time) and reimbursable expenses, owing to Mr. Joffe through the date of his death. In addition, Mr. Joffe’s estate will assume Mr. Joffe’s rights under our equity incentive plans and certain of his rights under his New Employment Agreement.

(3)	If during the employment term, Mr. Joffe is terminated by us as a result of his physical or mental illness or incapacity as determined in accordance with the procedures set forth in the New Employment Agreement, Mr. Joffe will be entitled to receive his accrued salary, bonus, if any, reimbursable expenses, and benefits owing to Mr. Joffe through the date of termination. In addition, Mr. Joffe will be entitled to receive the benefits payable pursuant to a disability insurance policy purchased by Mr. Joffe with the Disability Insurance Payment.

(4)	Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive through the later of the date which is two years after the termination date or August 31, 2015: (i) his salary at the annual rate as in effect immediately prior to the termination date; (ii) his average bonus earned for the two years immediately prior to the year in which his employment agreement is terminated (or if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs); (iii) the benefits; and (iv) reimbursable expenses.

(5)	If a change in control occurs and Mr. Joffe voluntarily terminates his employment agreement for good reason or Mr. Joffe’s employment is terminated by us without cause within two years following a change in control, then Mr. Joffe will be entitled to receive either the severance benefit as described in the next sentence of this footnote or the benefits described in the immediately preceding footnote, whichever is more favorable to Mr. Joffe, and we will pay Mr. Joffe any reimbursable expenses owed to him through the termination date. The severance benefit will be equal to (i) two times Mr. Joffe’s salary at the annual rate in effect immediately prior to the date of the change in control plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the change in control occurs.

(6)	Upon the termination of his employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any Executive Awards under our 2010 Incentive Plan which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such Executive Award. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all Executive Awards which were not fully vested at March 31, 2015. Executive Awards include incentive stock options and nonqualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, stock payments, deferred stock, deferred stock units, SARs and cash awards.

(7)	Mr. Joffe is entitled to receive an automobile allowance in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.

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

●	Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. ISOs, by contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other Code requirements are satisfied. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant (110% in the case of ISOs granted to certain significant shareholders), except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years (or five years in the case of ISOs granted to certain significant shareholders). Vesting conditions determined by the plan administrator may apply to stock options, may include continued service, performance and/or other conditions.

●	Stock Appreciation Rights. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs, and may include continued service, performance and/or other conditions.

●	Restricted Stock; Deferred Stock; RSUs; Performance Awards. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. For shares of restricted stock with performance-based vesting, dividends which are paid prior to vesting will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the shares vest. Deferred stock and RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying these awards may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Performance awards are contractual rights to receive a range of shares of our common stock, cash, or a combination of cash and shares, in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to restricted stock, deferred stock, RSUs and performance shares may be based on continuing service with us or our affiliates, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

●	Stock Payments. Stock payments are awards of fully vested shares of our common stock that may, but need not be, made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards.

●	Dividend Equivalent Rights. Dividend equivalent rights represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payments dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator. Dividend equivalents with respect to an award with performance-based vesting that are based on dividends paid prior to the vesting of such award will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the award vests.

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

2004 Non-Employee Director Stock Option Plan. The purpose of our 2004 Non-Employee Director Stock Option Plan (the “Non-Employee Director Stock Option Plan”) is to foster and promote our long-term financial success and interests and to materially increase the value of the equity interests in the Company by: (a) increasing our ability to attract and retain talented men and women to serve on our Board of Directors, (b) increasing the incentives that these non-employee directors have to help us succeed and (c) providing our non-employee directors with an increased opportunity to share in our long-term growth and financial success.

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

2014 Non-Employee Director Incentive Award Plan. On February 23, 2014, our Board of Directors approved our 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”). On March 31, 2014, our shareholders approved the 2014 Plan. The purpose of the 2014 Plan is to enhance our value and promote our success by linking the individual interests of non-employee directors to the interests of our shareholders and by providing such individuals with an incentive for outstanding performance to generate superior returns to our shareholders. The 2014 Plan is also intended to provide us with flexibility in our ability to motivate, attract, and retain the services of such individuals upon whose judgment, interest, and performance our success is largely dependent. The 2014 Plan does not provide for awards to employees or consultants of the Company. The 2014 Plan supersedes and replaces our 2004 Non-Employee Director Stock Option Plan in its entirety.

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

On June 10, 2015, the Board amended and restated the Policy. The only change effectuated by the amendment and restatement was the date of the Annual RSU Awards, which was changed to the date of the adoption of the amendment and restatement and each anniversary thereof.

Description of the 2014 Plan

Eligibility; Administration

A Director of the Company who is not an officer or other employee (as determined in accordance with Section 3401(c) of the Code and the Treasury Regulations thereunder) of the Company or of any Affiliate (each “Non-Employee Director”) will be eligible to receive awards under our 2014 Plan. As of March 31, 2015, six Non-Employee Directors are eligible to participate in the 2014 Plan. Our 2014 Plan will be administered by our Board, which may delegate its duties and responsibilities to committees of our directors and/or officers, subject to certain limitations that may be imposed under applicable law or regulation, including Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator will have the authority to grant and set the terms of all awards under, make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, our 2014 Plan, subject to its express terms and conditions.

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

●	Stock Options. Stock options provide for the purchase of shares of our common stock in the future at an exercise price set on the grant date. The exercise price of a stock option may not be less than 100% of the fair market value of the underlying share on the date of grant, except with respect to certain substitute options granted in connection with a corporate transaction. The term of a stock option may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to stock options, may include continued service, performance and/or other conditions.

●	Stock Appreciation Rights. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. The exercise price of a SAR may not be less than 100% of the fair market value of the underlying share on the date of grant (except with respect to certain substitute SARs granted in connection with a corporate transaction) and the term of a SAR may not be longer than ten years. Vesting conditions determined by the plan administrator may apply to SARs, and may include continued service, performance and/or other conditions.

●	Restricted Stock; Deferred Stock; RSUs; Performance Awards. Restricted stock is an award of nontransferable shares of our common stock that remain forfeitable unless and until specified conditions are met, and which may be subject to a purchase price. For shares of restricted stock with performance-based vesting, dividends which are paid prior to vesting will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the shares vest. Deferred stock and RSUs are contractual promises to deliver shares of our common stock in the future, which may also remain forfeitable unless and until specified conditions are met. Delivery of the shares underlying these awards may be deferred under the terms of the award or at the election of the participant, if the plan administrator permits such a deferral. Performance awards are contractual rights to receive a range of shares of our common stock, cash, or a combination of cash and shares, in the future based on the attainment of specified performance goals, in addition to other conditions which may apply to these awards. Conditions applicable to restricted stock, deferred stock, RSUs and performance shares may be based on continuing service with us or our affiliates, the attainment of performance goals and/or such other conditions as the plan administrator may determine.

●	Stock Payments. Stock payments are awards of fully vested shares of our common stock that may, but need not be, made in lieu of base salary, bonus, fees or other cash compensation otherwise payable to any individual who is eligible to receive awards.

●	Dividend Equivalent Rights. Dividend equivalent rights represent the right to receive the equivalent value of dividends paid on shares of our common stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of dividend payments dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator. Dividend equivalents with respect to an award with performance-based vesting that are based on dividends paid prior to the vesting of such award will only be paid to the extent that the performance-based vesting conditions are subsequently satisfied and the award vests.

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

2015 Director Compensation

We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in fiscal 2015. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. In addition, our compensation arrangement with Mel Marks reflects his 50-plus years of relevant experience in the industry and our Company. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in fiscal 2015.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total

Philip Gay	$101,500	$50,000	$-	$-	$151,500
Rudolph Borneo	$80,250	$50,000	$-	$-	$130,250
Scott J. Adelson	$58,000	$50,000	$-	$-	$108,000
Duane Miller	$76,000	$50,000	$-	$-	$126,000
Jeffrey Mirvis	$74,000	$50,000	$-	$-	$124,000
Mel Marks	$93,061	$50,000	$-	$50,000	$193,061

(1)	Award amounts reflect the aggregate grant date fair value of option awards.

Each of our non-employee directors receives annual compensation of $40,000 and is paid a fee of $3,000 for attending each Board of Directors meeting, $2,000 for attending each Audit Committee meeting and $1,000 for each Compensation Committee meeting. Each director is also reimbursed for reasonable out-of-pocket expenses incurred to attend Board of Directors or Board of Directors committee meetings. We pay Mr. Gay an additional $20,000 per year for assuming the responsibility for being Chairman of our Audit and Ethics Committees and we pay Mr. Borneo an additional $5,000 per year for assuming the responsibility for being Chairman of our Compensation Committee.

Under our 2014 Non-Employee Director Incentive Award Plan, each non-employee director is granted an award of restricted stock units with a grant date fair value of $100,000 upon their election to our Board of Directors. In addition, each non-employee director is awarded restricted stock units with a grant date fair value of $50,000 for each full year of service on our Board of Directors.

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

The following table sets forth, as of July 20, 2015, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 18,176,168 shares of common stock outstanding as of July 20, 2015.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 20, 2015 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

Name and Address of Beneficial Shareholder		Amount and Nature of Beneficial Ownership (1)	Percent of Class
Wellington Management Company, LLP
75 State St., 19 th Floor, Boston, MA 02109	(2)	1,163,515	6.4%
Selwyn Joffe	(3)	666,080	3.4
Mel Marks		125,592	*
Scott Adelson	(4)	50,592	*
Rudolph Borneo	(5)	46,592	*
Philip Gay	(6)	23,000	*
Duane Miller	(7)	41,592	*
Jeffrey Mirvis	(8)	44,592	*
Doug Schooner	(9)	35,755	*
Steve Kratz	(10)	51,766	*
Michael Umansky	(11)	26,998	*
David Lee	(12)	62,643	*
Kevin Daly	(13)	17,767	*
Directors and executive officers as a group — 12 persons	(14)	1,192,969	6.4%

* Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)	Based on information contained in filings made by such stockholders with the SEC on as reported in each such stockholder's most recent Schedule 13F filing, there were no beneficial shareholders owning over 5%. Since there may have been subsequent purchases or sales of securities, this information may not reflect the current holdings by these stockholders.

(3)	Includes 250,000 shares issuable upon exercise of options under the 2003 Long Term Incentive Plan; 289,000 shares issuable upon exercise of options under the 2010 Long Term Incentive Plan; and 31,067 shares of unvested Restricted Stock issued under the 2010 Long Term Incentive Plan.

(4)	Includes 40,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(5)	Includes 26,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(6)	Represents 23,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(7)	Includes 40,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(8)	Includes 39,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(9)	Includes 28,466 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan and includes 92 shares of common stock held by The Schooner 2003 Family Trust. Mr. Schooner expressly disclaims ownership of the shares held by The Schooner 2003 Family Trust; and 5,400 shares of unvested Restricted Stock issued under the 2010 Long Term Incentive Plan.

(10)	Includes 41,833 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan; and 9,267 shares of unvested Restricted Stock issued under the 2010 Long Term Incentive Plan.

(11)	Includes 19,600 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan; and 5,533 shares of unvested Restricted Stock issued under the 2010 Long Term Incentive Plan.

(12)	Includes 2,500 shares issuable upon exercise of currently exercisable options under the 2003 Long Term Incentive Plan; 47,933 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan; and 7,733 shares of unvested Restricted Stock issued under the 2010 Long Term Incentive Plan.

(13)	Includes 10,900 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan; and 4,133 shares of unvested Restricted Stock issued under the 2010 Long Term Incentive Plan.

(14)	Includes 252,500 shares issuable upon exercise of currently exercisable options granted under the 2003 Long Term Incentive Plan; 437,732 shares issuable upon exercise of currently exercisable options granted under the 2010 Incentive Award Plan; 63,133 shares of unvested Restricted Stock issued under the 2010 Long Term Incentive Plan; and 168,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

The following table summarizes the total fees we paid to our independent certified public accountants, Ernst & Young LLP, for professional services provided during the following fiscal years ended March 31:

	2015	2014	2013
Audit Fees	$1,676,000	$1,564,000	$2,519,000
Audit Related Fees	-	-	13,000
Tax Fees	168,000	542,000	283,000
All Other Fees	-	-	-

Total	$1,844,000	$2,106,000	$2,815,000

Audit fees in fiscal 2015, 2014 and 2013 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, and (iii) audit of internal control over financial reporting.  In fiscal 2015, audit fees also included fees related to the Company’s equity offering and Registration Statement on Form S-3.

Tax fees in fiscal 2015 related primarily to the preparation of federal and state tax returns, transfer pricing, and federal and state examinations. Tax fees in fiscal 2014 related primarily to the preparation of federal and state tax returns, impairment analysis, and federal and state examinations. Tax fees in fiscal 2013 related primarily to the preparation of federal and state tax returns, transfer pricing, impairment analysis, and other state income tax research.

Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in fiscal 2015, 2014 and 2013 were pre-approved by the Audit Committee.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: July 29, 2015	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: July 29, 2015	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	July 29, 2015
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	July 29, 2015
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	July 29, 2015
Kevin Daly	(Principal Accounting Officer)

/s/ Mel Marks	Director	July 29, 2015
Mel Marks

/s/ Scott Adelson	Director	July 29, 2015
Scott Adelson

/s/ Rudolph Borneo	Director	July 29, 2015
Rudolph Borneo

/s/ Philip Gay	Director	July 29, 2015
Philip Gay

/s/ Duane Miller	Director	July 29, 2015
Duane Miller

/s/ Jeffrey Mirvis	Director	July 29, 2015
Jeffrey Mirvis