Form 10-Q
period 2015-06-30
MOTORCAR PARTS AMERICA INC
filed 2015-08-10
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

There were 18,176,168 shares of Common Stock outstanding at August 3, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2015	March 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$17,349,000	$61,230,000
Short-term investments	878,000	699,000
Accounts receivable — net	10,629,000	24,799,000
Inventory— net	58,185,000	56,829,000
Inventory unreturned	8,442,000	7,833,000
Deferred income taxes	23,122,000	22,998,000
Prepaid expenses and other current assets	8,037,000	7,407,000
Total current assets	126,642,000	181,795,000
Plant and equipment — net	14,165,000	12,535,000
Long-term core inventory — net	202,002,000	188,950,000
Long-term core inventory deposits	32,567,000	31,571,000
Long-term deferred income taxes	240,000	261,000
Goodwill	1,847,000	-
Intangible assets — net	5,725,000	2,574,000
Other assets	3,306,000	3,195,000
TOTAL ASSETS	$386,494,000	$420,881,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$67,313,000	$61,893,000
Accrued liabilities	7,435,000	10,096,000
Customer finished goods returns accrual	19,526,000	19,678,000
Accrued core payment	10,233,000	13,190,000
Revolving loan	15,000,000	-
Other current liabilities	2,789,000	2,471,000
Current portion of term loan	2,302,000	7,733,000
Total current liabilities	124,598,000	115,061,000
Term loan, less current portion	22,263,000	71,489,000
Long-term accrued core payment	21,956,000	23,880,000
Other liabilities	21,832,000	20,248,000
Total liabilities	190,649,000	230,678,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,169,866 and 17,974,598 shares issued and outstanding at June 30, 2015 and March 31, 2015, respectively	182,000	180,000
Additional paid-in capital	195,364,000	191,279,000
Accumulated other comprehensive loss	(2,873,000)	(2,518,000)
Retained earnings	3,172,000	1,262,000
Total shareholders' equity	195,845,000	190,203,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$386,494,000	$420,881,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2015	2014

Net sales	$85,835,000	$62,975,000
Cost of goods sold	59,844,000	45,159,000
Gross profit	25,991,000	17,816,000
Operating expenses:
General and administrative	11,360,000	5,392,000
Sales and marketing	2,280,000	1,826,000
Research and development	736,000	522,000
Total operating expenses	14,376,000	7,740,000
Operating income	11,615,000	10,076,000
Interest expense, net	8,437,000	3,413,000
Income before income tax expense	3,178,000	6,663,000
Income tax expense	1,268,000	2,714,000

Net income	$1,910,000	$3,949,000

Basic net income per share	$0.11	$0.26
Diluted net income per share	$0.10	$0.25
Weighted average number of shares outstanding:
Basic	18,002,877	15,082,818
Diluted	18,888,013	15,921,367

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2015	2014

Net income	$1,910,000	$3,949,000
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on short-term investments (net of tax of $(4,000) and $7,000)	(6,000)	10,000
Foreign currency translation (loss) income	(349,000)	45,000
Total other comprehensive (loss) income, net of tax	(355,000)	55,000
Comprehensive income	$1,555,000	$4,004,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
Cash flows from operating activities:	2015	2014
Net income	$1,910,000	$3,949,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	517,000	453,000
Amortization of intangible assets	174,000	180,000
Amortization of debt issuance costs	334,000	419,000
Write-off of debt issuance costs	5,108,000	-
Amortization of interest on accrued core payments	190,000	-
Loss (gain) due to change in fair value of warrant liability	1,142,000	(1,114,000)
Provision for inventory reserves	891,000	735,000
Net recovery of customer payment discrepancies	(141,000)	(25,000)
Net recovery of doubtful accounts	(85,000)	(13,000)
Deferred income taxes	(1,866,000)	(114,000)
Share-based compensation expense	516,000	498,000
Changes in current assets and liabilities:
Accounts receivable	6,897,000	14,367,000
Inventory	3,310,000	(235,000)
Inventory unreturned	(609,000)	206,000
Prepaid expenses and other current assets	960,000	738,000
Other assets	(113,000)	(118,000)
Accounts payable and accrued liabilities	1,387,000	(10,804,000)
Customer finished goods returns accrual	(152,000)	(863,000)
Deferred core revenue	-	50,000
Long-term core inventory	(11,062,000)	(6,668,000)
Long-term core inventory deposits	(996,000)	(263,000)
Accrued core payments	(5,071,000)	-
Other liabilities	93,000	1,259,000
Net cash provided by operating activities	3,334,000	2,637,000
Cash flows from investing activities:
Purchase of plant and equipment	(619,000)	(610,000)
Purchase of business	(3,200,000)	-
Change in short term investments	(188,000)	(11,000)
Net cash used in investing activities	(4,007,000)	(621,000)
Cash flows from financing activities:
Borrowings under revolving loan	15,000,000	-
Borrowings under term loan	25,000,000	-
Repayments of term loan	(84,500,000)	(2,100,000)
Payments for debt issuance costs	(2,212,000)	-
Payments on capital lease obligations	(67,000)	(13,000)
Exercise of stock options	1,786,000	180,000
Excess tax benefits from stock-based compensation	1,786,000	-
Net cash used in financing activities	(43,207,000)	(1,933,000)
Effect of exchange rate changes on cash and cash equivalents	(1,000)	10,000
Net (decrease) increase in cash and cash equivalents	(43,881,000)	93,000
Cash and cash equivalents — Beginning of period	61,230,000	24,599,000
Cash and cash equivalents — End of period	$17,349,000	$24,692,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$3,172,000	$3,030,000
Income taxes, net of refunds	86,000	200,000
Non-cash investing and financing activities:
Property acquired under capital lease	$1,569,000	$-
Contingent consideration	1,320,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2015
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2015, as amended by the Form 10-K/A filed with the SEC on July 29, 2015.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, except as noted below, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2015.

Recently Adopted Accounting Standards

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. The Company adopted this guidance effective June 30, 2015 which resulted in the reclassification of debt issuance cost of $879,000 from other assets and is now presented as a direct deduction of $110,000 to the current portion of the term loan and $769,000 to the noncurrent portion of the term loan in the previously reported consolidated balance sheet at March 31, 2015. The adoption of this guidance did not have any other impact on the Company’s consolidated financial statements.

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

Pursuant to the guidance provided under the FASB Accounting Standards Codification (“ASC”), for segment reporting the Company has determined that its operating segments meet the criteria for aggregation and accordingly the Company has one reportable segment for purposes of recording and reporting its financial results.

2. Acquisition

On May 20, 2015, the Company completed the acquisition of certain assets and liabilities of OE Plus, Ltd. (“OE Plus”), a privately held remanufacturer of alternators and starters based in North Dighton, Massachusetts. The acquisition was consummated pursuant to an asset purchase agreement dated May 15, 2015 for an initial cash purchase price of $3,200,000, including $1,000,000 which is being held in escrow to be paid to the former owners of OE Plus, subject to certain working capital adjustments. In addition, the Company is contingently obligated to make additional payments to the former owners of OE Plus up to $2,000,000 over the next four years. The preliminary estimated fair value of the contingent consideration obligation as of the acquisition date was $1,320,000 and was determined using an option based pricing model.

On a preliminary basis, the Company allocated the purchase consideration to acquire OE Plus to finite-lived intangible assets of $635,000 for trademarks with an estimated useful life of 10 years and $2,690,000 for customer relationships with an estimated useful life of 8 years, $1,847,000 to goodwill, and other net liabilities of $652,000.  Assets and results of operations of OE Plus were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs the annual goodwill impairment analysis in the fourth quarter of each fiscal year.

3. Intangible Assets

The following is a summary of the intangible assets subject to amortization:

		June 30, 2015		March 31, 2015
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$820,000	$79,000	$397,000	$278,000
Customer relationships	11 years	7,460,000	2,476,000	6,211,000	3,756,000
Total		$8,280,000	$2,555,000	$6,608,000	$4,034,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended June 30,
	2015	2014

Amortization expense	$174,000	$180,000

The estimated future amortization expense for intangible assets subject to amortization is as follows:

Year Ending March 31,
2016 - remaining nine months	$522,000
2017	665,000
2018	665,000
2019	665,000
2020	665,000
Thereafter	2,543,000
Total	$5,725,000

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

Accounts receivable — net is comprised of the following:

	June 30, 2015	March 31, 2015
Accounts receivable — trade	$54,526,000	$62,171,000
Allowance for bad debts	(534,000)	(629,000)
Customer allowances earned	(7,577,000)	(7,221,000)
Customer payment discrepancies	(818,000)	(852,000)
Customer returns RGA issued	(7,349,000)	(7,029,000)
Customer core returns accruals	(27,619,000)	(21,641,000)
Less: total accounts receivable offset accounts	(43,897,000)	(37,372,000)
Total accounts receivable — net	$10,629,000	$24,799,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At June 30, 2015 and March 31, 2015, the Company’s total warranty return accrual was $9,785,000 and $10,904,000, respectively, of which of $3,040,000 and $3,746,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $6,745,000 and $7,158,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

Change in the Company’s warranty return accrual is as follows:

	Three Months Ended June 30,
	2015	2014
Balance at beginning of period	$10,904,000	$8,039,000
Charged to expense/additions	17,371,000	13,007,000
Amounts processed	(18,490,000)	(13,998,000)
Balance at end of period	$9,785,000	$7,048,000

5. Inventory

Inventory is comprised of the following:

	June 30, 2015	March 31, 2015
Non-core inventory
Raw materials	$18,781,000	$18,836,000
Work-in-process	392,000	255,000
Finished goods	41,342,000	39,828,000
	60,515,000	58,919,000
Less allowance for excess and obsolete inventory	(2,330,000)	(2,090,000)
Total	$58,185,000	$56,829,000

Inventory unreturned	$8,442,000	$7,833,000
Long-term core inventory
Used cores held at the Company's facilities	$34,712,000	$27,417,000
Used cores expected to be returned by customers	7,887,000	9,799,000
Remanufactured cores held in finished goods	23,949,000	21,557,000
Remanufactured cores held at customers' locations	136,205,000	130,762,000
	202,753,000	189,535,000
Less allowance for excess and obsolete inventory	(751,000)	(585,000)
Total	$202,002,000	$188,950,000

Long-term core inventory deposits	$32,567,000	$31,571,000

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended June 30,
Sales	2015	2014
Customer A	50%	53%
Customer B	20%	22%
Customer C	17%	5%
Customer D	3%	3%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	June 30, 2015	March 31, 2015
Customer A	38%	48%
Customer B	20%	16%
Customer C	16%	12%
Customer D	10%	4%

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended June 30, 2015. The Company’s largest supplier accounted 13% of inventory purchases for the three months ended June 30, 2014.

7. Debt

The Company has the following credit agreements.

Credit Facility

The Company was party to a financing agreement (as amended, modified, amended and restated or supplemented, the “Financing Agreement”) with a syndicate of lenders party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent. The Financing Agreement was comprised of (i) a $95,000,000 term loan facility (the “Term Loans”) and (ii) an up to $40,000,000 revolving credit facility subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Facility”). The interest rate on the Company’s Term Loans using the LIBOR option was 6.75% at March 31, 2015. The obligations under the Financing Agreement were repaid on June 3, 2015. The repayment of the Term Loans was accounted for as extinguishment of debt and as a result, the Company wrote off $5,108,000 of previously deferred debt issuance costs associated with the Term Loans.

On June 3, 2015, the Company entered into a new $125,000,000 senior secured financing (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “New Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “New Term Loans”).  The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Company capitalized $2,212,000 of new debt issuance costs, allocated between the New Revolving Facility and the New Term Loans.

The New Term Loans require quarterly principal payments of $781,250 beginning October 1, 2015. The New Revolving Facility and New Term Loans made under the Credit Facility bear interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date. The interest rate on the Company’s New Revolving Facility and New Term Loans was 2.94% using the LIBOR option at June 30, 2015. The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio beginning with the fiscal quarter ended September 30, 2015.

The following summarizes information about the Company’s term loans at:

	June 30, 2015	March 31, 2015
Principal amount of term loan	$25,000,000	$84,500,000
Unamortized debt issuance costs	(435,000)	(5,278,000)
Net carrying amount of term loan	24,565,000	79,222,000
Less current portion of term loan	(2,302,000)	(7,733,000)
Long-term portion of term loan	$22,263,000	$71,489,000

Future repayments of the Company’s New Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2016 - remaining nine months	$1,563,000
2017	3,125,000
2018	3,125,000
2019	3,125,000
2020	3,125,000
Thereafter	10,937,000
Total payments	$25,000,000

As of June 30, 2015, the Company had $15,000,000 of revolving loans outstanding under the New Revolving Facility. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $2,338,000 for commercial letters of credit as of June 30, 2015. The Company had no outstanding balance under the Revolving Facility at March 31, 2015. As of June 30, 2015, $82,232,000, subject to certain adjustments, was available under the New Revolving Facility.

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $11,648,000 and $10,506,000 at June 30, 2015 and March 31, 2015, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2015 and March 31, 2015. During the three months ended June 30, 2015 and 2014, a loss of $1,142,000 and a gain of $1,114,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Three Months Ended June 30,
	2015	2014
Receivables discounted	$79,247,000	$68,608,000
Weighted average days	342	337
Annualized weighted average discount rate	2.1%	2.0%
Amount of discount as interest expense	$1,579,000	$1,292,000

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

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended June 30,
	2015	2014

Net income	$1,910,000	$3,949,000
Basic shares	18,002,877	15,082,818
Effect of potentially dilutive securities	885,136	838,549
Diluted shares	18,888,013	15,921,367
Net income per share:

Basic net income per share	$0.11	$0.26

Diluted net income per share	$0.10	$0.25

The effect of dilutive options excludes (i) 2,722 shares subject to options with an exercise price of $31.10 per share for the three months ended June 30, 2015 and (ii) 1,837 shares subject to options with an exercise price of $25.51 per share for the three months ended June 30, 2014, which were anti-dilutive.

10. Income Taxes

The Company recorded income tax expenses for the three months ended June 30, 2015 and 2014, of $1,268,000, or an effective tax rate of 39.9%, and $2,714,000, or an effective tax rate of 40.7%, respectively. The income tax rates were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction. In addition, the income tax rate for the three months ended June 30, 2015 and 2014 include the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m) and the non-deductible expense or non-taxable gain in connection with the fair value adjustment on the warrants.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions with varying statutes of limitations. At June 30, 2015, the Company continues to be under examination in the U.S. by the Internal Revenue Service for fiscal years 2011, 2012, and 2013 and by the State of California for fiscal year 2013. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $19,533,000 and $19,356,000 at June 30, 2015 and March 31, 2015, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of income:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended June 30,
Hedging Instruments	2015	2014
Forward foreign currency exchange contracts	$178,000	$233,000

The fair value of the forward foreign currency exchange contracts of $1,015,000 and $1,193,000 is included in other current liabilities in the consolidated balance sheets at June 30, 2015 and March 31, 2015, respectively.

12. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy as of June 30, 2015 and March 31, 2015:

	June 30, 2015				March 31, 2015
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$878,000	$878,000	-	-	$699,000	$699,000	-	-

Liabilities
Accrued liabilities
Contingent consideration	393,000	-	-	$393,000	-	-	-	-
Other current liabilities
Deferred compensation	878,000	878,000	-	-	699,000	699,000	-	-
Forward foreign currency exchange contracts	1,015,000	-	$1,015,000	-	1,193,000	-	$1,193,000	-
Other liabilities
Warrant liability	11,648,000	-	-	11,648,000	10,506,000	-	-	$10,506,000
Contingent consideration	927,000	-	-	927,000	-	-	-	-

Short-term Investments and Deferred Compensation

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

Forward Foreign Currency Exchange

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2015 and 2014, gains of $178,000 and $233,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

Warranty Liability

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date.This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2015 and March 31, 2015. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended June 30, 2015 and 2014, a loss of $1,142,000 and a gain of $1,114,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Supplier Warrant recorded as warrant liability were:

June 30, 2015
Risk-free interest rate	0.73%
Expected life in years	2.25
Expected volatility	45.70%
Dividend yield	-
Probability of future financing	0%

The risk-free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrant. The expected life is based on the remaining contractual term of the warrant and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrant.

Contingent Consideration

The preliminary fair value of the contingent consideration of the OE Plus acquisition discussed in Note 2 was $1,320,000. The contingent consideration was recorded in accrued expenses and other liabilities in the Company’s consolidated balance sheets, and was Level 3 liability that was measured at fair value. The Company estimated the fair value of the contingent consideration based on an option pricing model.

The assumptions used to determine the fair value of the contingent consideration were:

June 30, 2015
Expected volatility	35.00%
Probability	90.00%
Counter party present value factor	4.52%

In addition to the above assumptions, a risk-free interest rate ranging from 0.23% to 1.28% commensurate with the term of the contingent consideration was used.  Any subsequent changes from the initial recognition in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Three Months Ended June 30,
	2015		2014
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$10,506,000	$-	$10,047,000	$-
Newly issued	-	1,320,000	-	-
Total (gain) loss included in net loss	1,142,000	-	(1,114,000)	-
Exercises/settlements	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$11,648,000	$1,320,000	$8,933,000	$-

During the three months ended June 30, 2015, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Share-based Payments

Stock Options

The Company granted options to purchase 2,722 and 82,537 shares of common stock during the three months ended June 30, 2015 and 2014, respectively. The cost associated with stock options is estimated using the Black-Scholes option pricing model. The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The table below summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Three Months Ended June 30,
	2015	2014
Weighted average risk-free interest rate	1.82%	1.75%
Weighted average expected holding period (years)	5.00	5.01
Weighted average expected volatility	49.02%	46.02%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$13.77	$9.65

The following is a summary of stock option transactions for the three months ended June 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2015	1,389,254	$9.97
Granted	2,722	$31.10
Exercised	(183,635)	$9.72
Cancelled	-	$-
Outstanding at June 30, 2015	1,208,341	$10.05

At June 30, 2015, options to purchase 913,506 shares of common stock were exercisable at the weighted average exercise price of $9.08.

At June 30, 2015, there was $1,257,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 1.25 years.

Restricted Stock

The Company did not grant any shares of restricted stock during the three months ended June 30, 2015. During the three months ended June 30, 2014, the Company granted 95,645 shares of restricted stock. A summary of changes in the status of non-vested restricted stock during the three months ended June 30, 2015 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested restricted stock at March 31, 2015	181,443	$16.84
Restricted stock granted	-	$-
Restricted stock vested	(30,417)	$24.27
Restricted stock cancelled	-	$-
Non-vested restricted stock at June 30, 2015	151,026	$15.34

As of June 30, 2015, there was $1,994,000 of unrecognized compensation expense related to awards of the restricted stock, which will be recognized over the remaining vesting period of approximately 1.5 years.

14. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended June 30, 2015 and 2014 is as follows:

	Three Months Ended June 30, 2015			Three Months Ended June 30, 2014
	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$345,000	$(2,863,000)	$(2,518,000)	$321,000	$(1,198,000)	$(877,000)
Other comprehensive (loss) income, net of tax	(6,000)	(349,000)	(355,000)	10,000	45,000	55,000
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$339,000	$(3,212,000)	$(2,873,000)	$331,000	$(1,153,000)	$(822,000)

15. Litigation

In May 2011, the Company purchased (i) all of the outstanding equity of Fenwick Automotive Products Limited (“FAPL”), (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco” and also referred to herein as the “discontinued subsidiary”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company owned 100% of Fapco following these transactions.

On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware.

There have been and may be claims filed against the Company by the trustee and some or all of the creditors in connection with the bankruptcy proceedings involving the Fenco Entities.

In February 2015, M&T Bank filed a complaint in the Superior Court for the State of California, County of Los Angeles, against the Company and some of its executives alleging negligent misrepresentation, tortious interference with contractual relationship, conspiracy, unjust enrichment, conversion, declaratory judgment/alter ego, breach of contract and breach of the covenant of good faith and fair dealing. The plaintiff is seeking unspecified damages, punitive damages, attorneys’ fees and other relief.  Pending motions to stay or dismiss this litigation, or portions thereof, are scheduled to be heard in October 2015.  M&T Bank also filed a similar complaint for oppression under Canadian law and similar damages in Toronto, Ontario, Canada.

In addition, the trustee has notified the Company and its insurance companies that the trustee may have claims for wrongful acts, breach of fiduciary duty, civil conspiracy, aiding and abetting, negligence and conversion against MPA and its executive officers, but has not filed any litigation at this time.  A tolling agreement has been entered into with the trustee and expires in September 2015.

Any litigation to determine the validity of these claims involving the Fenco Entities by M&T Bank and the trustee, regardless of its merit or resolution, may be costly and time consuming and divert the efforts and attention of the Company’s management from its business strategy.  Any adverse judgment or settlement by the Company and its executive officers of these claims could also result in significant additional expense which could be material to the Company’s financial operations and future results of operations.

The Company is also a defendant in the following cases: one in Ontario Superior Court and another in the Bankruptcy Court for the District of Delaware. In each case the plaintiffs’ claim that the Company is liable for amounts due from the Fenco Entities to their employees under applicable U.S. and Canadian law. The Company has resolved these matters, subject to court approvals, for a cash payment, substantially all of which was previously accrued.

The Company is also subject to various other lawsuits and claims in the normal course of business. Management does not believe that the outcome of these other matters will have a material adverse effect on its financial position or future results of operations.

16. New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. Early application is not permitted. A full or modified retrospective transition method is required. The FASB recently decided to delay the effective date by one year for all entities. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2015 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 15, 2015, as amended by the Form 10-K/A filed with the SEC on July 29, 2015.

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

Results of Operations for the Three Months Ended June 30, 2015 and 2014

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended June 30,
	2015	2014
Gross profit percentage	30.3%	28.3%
Cash flow provided by operations	$3,334,000	$2,637,000
Finished goods turnover (annualized) (1)	5.9	5.9

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
Net sales	$85,835,000	$62,975,000
Cost of goods sold	59,844,000	45,159,000
Gross profit	25,991,000	17,816,000
Cost of goods sold as a percentage of net sales	69.7%	71.7%
Gross profit percentage	30.3%	28.3%

Net Sales. Our net sales for the three months ended June 30, 2015 increased by $22,860,000, or 36.3%, to $85,835,000 compared to net sales for the three months ended June 30, 2014 of $62,975,000. The increase in our net sales was across all the product lines and sales of new brake master cylinder products which we began selling in late July 2014.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales decreased during the three months ended June 30, 2015 to 69.7% from 71.7% for the three months ended June 30, 2014, resulting in a corresponding increase in our gross profit to 30.3% for the three months ended June 30, 2015 from 28.3% for the three months ended June 30, 2014. Our gross profit for the three months ended June 30, 2015 increased primarily due to changes in the mix of product lines sold and overall lower per unit costs which resulted from enhanced purchases and production and better absorption of overhead. In addition, our prior year gross profit was impacted by certain start-up costs incurred in connection with our new brake master cylinder products.

Operating Expenses

The following table summarizes operating expenses for the three months ended June 30, 2015 and 2014:

	Three Months Ended June 30,
	2015	2014
General and administrative	$11,360,000	$5,392,000
Sales and marketing	2,280,000	1,826,000
Research and development	736,000	522,000

Percent of net sales

General and administrative	13.2%	8.6%
Sales and marketing	2.7%	2.9%
Research and development	0.9%	0.8%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2015 were $11,360,000, which represents an increase of $5,968,000, or 110.7%, from general and administrative expenses for the three months ended June 30, 2014 of $5,392,000. The increase in general and administrative expenses was primarily due to (i) $2,256,000 of increased loss recorded due to the change in the fair value of the warrant liability, (ii) a $1,823,000 increase in our legal fees associated with the discontinued subsidiary and $237,000 of increased legal fees for all other corporate activities, (iii) $521,000 of increased incentive compensation and other employee-related expenses, (iv) $495,000 of increased expense for professional services, and (v) our prior year general and administrative expenses included a gain of $288,000 due to the reversal of the holdback recorded in connection with a prior business acquisition.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2015 increased $454,000, or 25.9%, to $2,280,000 from $1,826,000 for the three months ended June 30, 2014. The increase was due primarily to (i) $162,000 of increased employee-related costs, (ii) $157,000 of increased commissions, and (iii) a $100,000 increase in other marketing expenses in connection with the new business.

Research and Development. Our research and development expenses increased by $214,000, or 41.0%, to $736,000 for the three months ended June 30, 2015 from $522,000 for the three months ended June 30, 2014, due primarily to (i) $117,000 of increased employee-related costs and (ii) $78,000 of increased supplies expense.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended June 30, 2015 increased $5,024,000, or 147.2%, to $8,437,000 from $3,413,000 for the three months ended June 30, 2014. The increased in interest expense was due primarily to the write-off of previous debt issuance costs of $5,108,000 in connection with the Financing Agreement which was terminated in June 2015. We entered into a new credit facility on June 3, 2015. In addition, the decrease in interest expense resulting from lower interest rates and average outstanding balances on our loans was mostly offset by a higher balance of receivables discounted during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Provision for Income Taxes

Income Tax. Our income tax expense was $1,268,000, or an effective tax rate of 39.9%, and $2,714,000, or an effective tax rate of 40.7% during the three months ended June 30, 2015 and 2014, respectively. The income tax rates were higher than the federal statutory rate primarily due to state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction. In addition, the income tax rate for the three months ended June 30, 2015 and 2014 include the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m) and the non-deductible expense or non-taxable gain in connection with the fair value adjustment on the warrants.

Liquidity and Capital Resources

Overview

At June 30, 2015, we had working capital of $2,044,000, a ratio of current assets to current liabilities of 1:1, and cash of $17,349,000, compared to working capital of $66,734,000, a ratio of current assets to current liabilities of 1.6:1, and cash of $61,230,000 at March 31, 2015.  We generated cash during the three months ended June 30, 2015 from operations and the use of receivable discount programs with certain of our major customers. The cash generated from these activities was used partly for the repayment of our Term Loans, build up our inventory in anticipation of higher future sales, and to make accrued core payments.

In June 2015, we entered into a new $125,000,000 senior secured financing with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of a $100,000,000 revolving loan facility and a $25,000,000 term loan facility. The obligations under the previous Financing Agreement were repaid on June 3, 2015 and the previous Financing Agreement was terminated.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months.

Cash Flows

Cash flows as reflected in the consolidated statement of cash flows for the three months ended June 30, 2015 and 2014 are summarized as follows:

	Three Months Ended June 30,
	2015	2014
Cash provided by (used in):
Operating activities	$3,334,000	$2,637,000
Investing activities	(4,007,000)	(621,000)
Financing activities	(43,207,000)	(1,933,000)
Effect of exchange rates on cash and cash equivalents	(1,000)	10,000
Net increase in cash and cash equivalents	$(43,881,000)	$93,000

Additional selected cash flow data:
Depreciation and amortization	$691,000	$633,000
Capital expenditures	619,000	610,000

Net cash provided by operating activities was $3,334,000 and $2,637,000 during the three months ended June 30, 2015 and 2014, respectively. The significant changes in our operating activities for the three months ended June 30, 2015, were due primarily to increased operating results (net income plus net add-back for non-cash transactions in earnings) partly offset by cash used to increase long-term core inventory to support significant new business awarded to us.

Net cash used in investing activities was $4,007,000 and $621,000 during the three months ended June 30, 2015 and 2014, respectively, and primarily related to the acquisition of OE Plus and the purchase of equipment for our office, manufacturing and warehousing facilities.

Net cash used in financing activities was $43,207,000 and $1,933,000 during the three months ended June 30, 2015 and 2014, respectively. The change in financing activities during the three months ended June 30, 2015 was due mainly to (i) net repayment of our long term debt, (ii) the payment of debt issuance costs, and (iii) increased proceeds from stock options exercises during the three months ended June 30, 2015 as compared to the three months ended June 30, 2014.

Capital Resources

Debt

We are party to the following credit agreements.

Credit Facility

We were party to a financing agreement (as amended, modified, amended and restated or supplemented, the “Financing Agreement”) with a syndicate of lenders party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent. The Financing Agreement was comprised of (i) a $95,000,000 term facility (the “Term Loans” and (ii) an up to $40,000,000 revolving facility subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Facility”). The interest rate on our Term Loans using the LIBOR option was 6.75% at March 31, 2015. The obligations under the Financing Agreement were repaid on June 3, 2015.

On June 3, 2015, we entered into a new $125,000,000 senior secured financing (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “New Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “New Term Loans”).  The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of our assets.

The New Term Loans require quarterly principal payments of $781,250 beginning October 1, 2015. The New Revolving Facility and New Term Loans made under the Credit Facility bear interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date. The interest rate on our New Revolving Facility and New Term Loans was 2.94% using the LIBOR option at June 30, 2015. The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio beginning with the fiscal quarter ended September 30, 2015.

In addition to other covenants, the Credit Facility places limits on our ability to, incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, declare dividends or redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

As of June 30, 2015, we had $15,000,000 outstanding under the New Revolving Facility. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $2,338,000 for commercial letters of credit as of June 30, 2015. We had no outstanding balance under the Revolving Facility at March 31, 2015. As of June 30, 2015, $82,232,000, subject to certain adjustments, was available under the New Revolving Facility.

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $11,648,000 and $10,506,000 at June 30, 2015 and March 31, 2015, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2015 and March 31, 2015. During the three months ended June 30, 2015 and 2014, a loss of $1,142,000 and a gain of $1,114,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs:

	Three Months Ended June 30,
	2015	2014
Receivables discounted	$79,247,000	$68,608,000
Weighted average days	342	337
Annualized weighted average discount rate	2.1%	2.0%
Amount of discount as interest expense	$1,579,000	$1,292,000

Off-Balance Sheet Arrangements

At June 30, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $619,000 and $610,000 for the three months ended June 30, 2015 and 2014, respectively. Our capital expenditures were primarily related to the purchase of equipment for our office, manufacturing and warehousing facilities. We expect our fiscal year 2016 capital expenditures to be approximately $4,000,000 for initiatives primarily related to our purchases of equipment, information technology, and leasehold improvements to our current facilities. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

There have been no material changes to our related party transactions that are presented in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed on June 15, 2015, and as amended by the Form 10-K/A filed with the SEC on July 29, 2015.

Litigation

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed on June 15, 2015, and as amended by the Form 10-K/A filed with the SEC on July 29, 2015, except as discussed below.

Pending motions to stay or dismiss the litigation, or portions thereof, filed by M&T Bank in connection with the Fenco bankruptcy, are scheduled to be heard in October 2015.  M&T Bank also filed a similar complaint for oppression under Canadian law and similar damages in Toronto, Ontario, Canada.  In addition, a tolling agreement has been entered into with the trustee in connection with the Fenco bankruptcy that expires in September 2015.

Any litigation to determine the validity of these claims involving the Fenco Entities by M&T Bank and the trustee, regardless of its merit or resolution, may be costly and time consuming and divert the efforts and attention of our management from our business strategy.  Any adverse judgment or settlement by us and our executive officers of these claims could also result in significant additional expense which could be material to our financial operations and future results of operations.

We have also resolved, subject to court approvals, the cases in Ontario Superior Court and in the Bankruptcy Court for the District of Delaware relating to amounts due from the Fenco Entities to their employees under applicable U.S. and Canadian law for a cash payment, substantially all of which was previously accrued.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed on June 15, 2015, except as discussed below.

Recently Adopted Accounting Standards

Debt Issuance Costs

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. Early adoption of the amendments in this update is permitted for financial statements that have not been previously issued. We adopted this guidance effective June 30, 2015 which resulted in the reclassification of debt issuance cost of $879,000 from other assets and is now presented as a direct deduction of $110,000 to the current portion of the term loan and $769,000 to the noncurrent portion of the term loan in the previously reported consolidated balance sheet at March 31, 2015. The adoption of this guidance did not have any other impact on our consolidated financial statements.

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

New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. Early application is not permitted. A full or modified retrospective transition method is required. The FASB recently decided to delay the effective date by one year for all entities. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

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

Extraordinary Items

In January 2015, the FASB issued guidance that simplifies income statement presentation by eliminating the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. We do not expect any impact on its consolidated financial statements from the adoption of this guidance.

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016 and interim periods within fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2015, which was filed on June 15, 2015.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the first quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2015, filed on June 15, 2015 and as amended by the Form 10-K/A filed with the SEC on July 29, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends—The Credit Facility prohibits the declaration or payment of any dividends by us other than dividends payable in our capital stock.

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

10.1
Revolving Credit, Term Loan and Security Agreement, dated as of June 3, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2015.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: August 10, 2015	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 10, 2015	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer