Form 10-Q
period 2015-09-30
MOTORCAR PARTS AMERICA INC
filed 2015-11-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

There were 18,315,871 shares of Common Stock outstanding at November 2, 2015.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2015	March 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$31,698,000	$61,230,000
Short-term investments	1,339,000	699,000
Accounts receivable — net	899,000	24,799,000
Inventory — net	53,973,000	56,829,000
Inventory unreturned	10,641,000	7,833,000
Deferred income taxes	23,219,000	22,998,000
Prepaid expenses and other current assets	11,265,000	7,407,000
Total current assets	133,034,000	181,795,000
Plant and equipment — net	15,360,000	12,535,000
Long-term core inventory — net (Note 5)	231,382,000	188,950,000
Long-term core inventory deposits (Note 5)	5,569,000	31,571,000
Long-term deferred income taxes	238,000	261,000
Goodwill	2,552,000	-
Intangible assets — net	4,863,000	2,574,000
Other assets	3,418,000	3,195,000
TOTAL ASSETS	$396,416,000	$420,881,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,648,000	$61,893,000
Accrued liabilities	16,948,000	10,096,000
Customer finished goods returns accrual	19,205,000	19,678,000
Accrued core payment	8,916,000	13,190,000
Revolving loan	15,000,000	-
Other current liabilities	3,748,000	2,471,000
Current portion of term loan	3,070,000	7,733,000
Total current liabilities	136,535,000	115,061,000
Term loan, less current portion	21,517,000	71,489,000
Long-term accrued core payment	22,024,000	23,880,000
Other liabilities	21,400,000	20,248,000
Total liabilities	201,476,000	230,678,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share,20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized;18,315,871 and 17,974,598 shares issued and outstanding at September 30, 2015 and March 31, 2015, respectively	183,000	180,000
Additional paid-in capital	197,327,000	191,279,000
Accumulated other comprehensive loss	(4,350,000)	(2,518,000)
Retained earnings	1,780,000	1,262,000
Total shareholders' equity	194,940,000	190,203,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$396,416,000	$420,881,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net sales	$91,670,000	$70,840,000	$177,505,000	$133,815,000
Cost of goods sold	69,850,000	52,420,000	129,694,000	97,579,000
Gross profit	21,820,000	18,420,000	47,811,000	36,236,000
Operating expenses:
General and administrative	18,219,000	9,812,000	29,579,000	15,204,000
Sales and marketing	2,632,000	1,837,000	4,912,000	3,663,000
Research and development	646,000	539,000	1,382,000	1,061,000
Total operating expenses	21,497,000	12,188,000	35,873,000	19,928,000
Operating income	323,000	6,232,000	11,938,000	16,308,000
Interest expense, net	2,613,000	3,339,000	11,050,000	6,752,000
(Loss) income before income tax (benefit) expense	(2,290,000)	2,893,000	888,000	9,556,000
Income tax (benefit) expense	(898,000)	1,418,000	370,000	4,132,000

Net (loss) income	$(1,392,000)	$1,475,000	$518,000	$5,424,000

Basic net (loss) income per share	$(0.08)	$0.09	$0.03	$0.35
Diluted net (loss) income per share	$(0.08)	$0.09	$0.03	$0.33
Weighted average number of shares outstanding:
Basic	18,215,783	15,975,437	18,109,912	15,531,566
Diluted	18,215,783	16,826,427	18,887,153	16,372,726

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net (loss) income	$(1,392,000)	$1,475,000	$518,000	$5,424,000
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on short-term investments (net of tax of $(36,000), $(2,000), $(40,000), and $5,000)	(53,000)	(3,000)	(59,000)	7,000
Foreign currency translation loss	(1,424,000)	(513,000)	(1,773,000)	(468,000)
Total other comprehensive loss, net of tax	(1,477,000)	(516,000)	(1,832,000)	(461,000)
Comprehensive (loss) income	$(2,869,000)	$959,000	$(1,314,000)	$4,963,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
Cash flows from operating activities:	2015	2014
Net income	$518,000	$5,424,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,100,000	898,000
Amortization of intangible assets	331,000	350,000
Amortization of debt issuance costs	482,000	847,000
Write-off of debt issuance costs	5,108,000	-
Amortization of interest on accrued core payments	385,000	-
Loss due to change in fair value measurements using significant unobservable inputs	1,762,000	275,000
Provision for inventory reserves	2,362,000	895,000
Net recovery of customer payment discrepancies	(90,000)	(406,000)
Net recovery of doubtful accounts	(83,000)	(23,000)
Deferred income taxes	(2,877,000)	(514,000)
Share-based compensation expense	1,033,000	1,098,000
Loss on disposals of plant and equipment	-	1,000
Changes in current assets and liabilities:
Accounts receivable	16,573,000	21,286,000
Inventory	7,641,000	(1,328,000)
Inventory unreturned	(2,808,000)	(626,000)
Prepaid expenses and other current assets	(2,475,000)	554,000
Other assets	(239,000)	(161,000)
Accounts payable and accrued liabilities	12,403,000	(4,428,000)
Customer finished goods returns accrual	(473,000)	(772,000)
Deferred core revenue	-	102,000
Long-term core inventory	(42,045,000)	(12,889,000)
Long-term core inventory deposits	26,002,000	(462,000)
Accrued core payments	(6,515,000)	-
Other liabilities	1,082,000	2,472,000
Net cash provided by operating activities	19,177,000	12,593,000
Cash flows from investing activities:
Purchase of plant and equipment	(2,730,000)	(1,217,000)
Purchase of business	(3,200,000)	-
Change in short term investments	(739,000)	(64,000)
Net cash used in investing activities	(6,669,000)	(1,281,000)
Cash flows from financing activities:
Repayment of revolving loan	-	(10,000,000)
Borrowings under revolving loan	15,000,000	-
Borrowings under term loan	25,000,000	-
Repayments of term loan	(84,500,000)	(4,200,000)
Payments for debt issuance costs	(2,212,000)	-
Payments on capital lease obligations	(164,000)	(31,000)
Exercise of stock options	2,956,000	714,000
Excess tax benefits from stock-based compensation	2,975,000	490,000
Cash used to net share settle equity awards	(913,000)	(806,000)
Proceeds from issuance of common stock	-	71,760,000
Stock issuance costs	-	(4,785,000)
Net cash (used in) provided by financing activities	(41,858,000)	53,142,000
Effect of exchange rate changes on cash and cash equivalents	(182,000)	(8,000)
Net (decrease) increase in cash and cash equivalents	(29,532,000)	64,446,000
Cash and cash equivalents — Beginning of period	61,230,000	24,599,000
Cash and cash equivalents — End of period	$31,698,000	$89,045,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$5,214,000	$5,954,000
Income taxes, net of refunds	2,472,000	460,000
Non-cash investing and financing activities:
Property acquired under capital lease	$1,569,000	$4,000
Contingent consideration	1,320,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2015
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2015, as amended by the Form 10-K/A filed with the SEC on July 29, 2015.

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

Recently Adopted Accounting Standards

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued. The Company adopted this guidance effective June 30, 2015, which resulted in the reclassification of debt issuance costs of $879,000 from other assets and is now presented as a direct deduction of $110,000 to the current portion of the term loan and $769,000 to the noncurrent portion of the term loan in the previously reported consolidated balance sheet at March 31, 2015. The Company elected to continue presenting debt issuance costs related to its revolving credit facilities as an asset. The adoption of this guidance did not have any other impact on the Company’s consolidated financial statements.

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

Business Combinations

In September 2015, the FASB issued guidance simplifying the accounting for measurement-period adjustments. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and earlier adoption is permitted for financial statements that have not been issued. The Company adopted this guidance effective September 30, 2015, which resulted in no material effect on the Company’s financial position, results of operations, or cash flows (see Note 2).

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, and (iii) new brake master cylinders. In July 2015, the Company also began selling remanufactured brake master cylinder products.

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

2. Acquisition

On May 20, 2015, the Company completed the acquisition of certain assets and liabilities of OE Plus, Ltd. (“OE Plus”), a privately held remanufacturer of alternators and starters based in North Dighton, Massachusetts. The acquisition was consummated pursuant to an asset purchase agreement dated May 15, 2015 for an initial cash purchase price of $3,200,000, including $1,000,000 which is being held in escrow to be paid to the former owners of OE Plus, subject to certain working capital adjustments. In addition, the Company is contingently obligated to make additional payments to the former owners of OE Plus up to $2,000,000 over the next four years. The estimated fair value of the contingent consideration obligation as of the acquisition date was $1,320,000 and was determined using an option based pricing model. The assets and results of operations of OE Plus were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

During the three months ended September 30, 2015, the Company made preliminary working capital adjustments of approximately $500,000 which resulted in adjustments to finite-lived intangible assets for trademarks with an estimated useful life of 10 years to $520,000 from $635,000 and finite-lived intangible assets for customer relationships with an estimated useful life of 8 years to $2,100,000 from $2,690,000 resulting in a corresponding increase in goodwill to $2,552,000 from $1,847,000. The goodwill recognized will be further adjusted once the working capital adjustments are final and the escrow settlement is completed. There was no material effect on previous-period or current-period earnings as a result of these adjustments.

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs the annual goodwill impairment analysis in the fourth quarter of each fiscal year.

3. Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		September 30, 2015		March 31, 2015
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$705,000	$95,000	$397,000	$278,000
Customer relationships	13 years	5,900,000	1,647,000	6,211,000	3,756,000
Total		$6,605,000	$1,742,000	$6,608,000	$4,034,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Amortization expense	$157,000	$170,000	$331,000	$350,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2016 - remaining six months	$291,000
2017	580,000
2018	580,000
2019	580,000
2020	580,000
Thereafter	2,252,000
Total	$4,863,000

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

Accounts receivable — net is comprised of the following:

	September 30, 2015	March 31, 2015
Accounts receivable — trade	$57,213,000	$62,171,000
Allowance for bad debts	(537,000)	(629,000)
Customer allowances earned	(10,254,000)	(7,221,000)
Customer payment discrepancies	(824,000)	(852,000)
Customer returns RGA issued	(14,662,000)	(7,029,000)
Customer core returns accruals	(30,037,000)	(21,641,000)
Less: total accounts receivable offset accounts	(56,314,000)	(37,372,000)
Total accounts receivable — net	$899,000	$24,799,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At September 30, 2015 and March 31, 2015, the Company’s total warranty return accrual was $10,204,000 and $10,904,000, respectively, of which of $4,369,000 and $3,746,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $5,835,000 and $7,158,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

Change in the Company’s warranty return accrual is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014
Balance at beginning of period	$9,785,000	$7,048,000	$10,904,000	$8,039,000
Charged to expense/additions	22,442,000	17,352,000	39,813,000	30,359,000
Amounts processed	(22,023,000)	(15,979,000)	(40,513,000)	(29,977,000)
Balance at end of period	$10,204,000	$8,421,000	$10,204,000	$8,421,000

5. Inventory

Inventory is comprised of the following:

	September 30, 2015	March 31, 2015
Non-core inventory
Raw materials	$17,407,000	$18,836,000
Work-in-process	557,000	255,000
Finished goods	38,200,000	39,828,000
	56,164,000	58,919,000
Less allowance for excess and obsolete inventory	(2,191,000)	(2,090,000)
Total	$53,973,000	$56,829,000

Inventory unreturned	$10,641,000	$7,833,000
Long-term core inventory
Used cores held at the Company's facilities	$38,044,000	$27,417,000
Used cores expected to be returned by customers	10,382,000	9,799,000
Remanufactured cores held in finished goods	19,881,000	21,557,000
Remanufactured cores held at customers' locations (1)	164,313,000	130,762,000
	232,620,000	189,535,000
Less allowance for excess and obsolete inventory	(1,238,000)	(585,000)
Total	$231,382,000	$188,950,000

Long-term core inventory deposits (1)	$5,569,000	$31,571,000

(1)	During the three months ended September 30, 2015, the Company completed the core buy-back program with one of its largest customers. As a result of the completion of this buy-back program and related long-term core inventory reconciliations, $25,805,000 from the long-term core inventory deposits account was transferred to the remanufactured cores held at customers’ locations account within long-term core inventory. At March 31, 2015, $26,002,000 of remanufactured cores in connection with this core buy-back program was included in long-term core inventory deposits.

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
Sales	2015	2014	2015	2014
Customer A	46%	53%	48%	53%
Customer B	21%	21%	20%	22%
Customer C	21%	7%	19%	6%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	September 30, 2015	March 31, 2015
Customer A	35%	48%
Customer B	21%	16%
Customer C	14%	12%

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2015. The Company’s largest supplier accounted for 15% and 14% of inventory purchases for the three and six months ended September 30, 2014, respectively.

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

In November 2015, the Company entered into a consent and first amendment to the Credit Facility (the “First Amendment”) which (i) provided consent for the Company to enter into the litigation settlement agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiaries and (ii) amended certain terms and provisions of the Credit Facility.

The New Term Loans require quarterly principal payments of $781,250 beginning October 1, 2015. The New Revolving Facility and New Term Loans made under the Credit Facility bear interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date. The interest rate on the Company’s New Revolving Facility and New Term Loans was 2.95% using the LIBOR option at September 30, 2015. The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of September 30, 2015.

The following summarizes information about the Company’s term loans at:

	September 30, 2015	March 31, 2015
Principal amount of term loan	$25,000,000	$84,500,000
Unamortized debt issuance costs	(413,000)	(5,278,000)
Net carrying amount of term loan	24,587,000	79,222,000
Less current portion of term loan	(3,070,000)	(7,733,000)
Long-term portion of term loan	$21,517,000	$71,489,000

Future repayments of the Company’s New Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2016 - remaining six months	$1,563,000
2017	3,125,000
2018	3,125,000
2019	3,125,000
2020	3,125,000
Thereafter	10,937,000
Total payments	$25,000,000

At September 30, 2015, the Company had $15,000,000 of revolving loans outstanding under the New Revolving Facility. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $1,980,000 for commercial letters of credit at September 30, 2015. The Company had no outstanding balance under the Revolving Facility at March 31, 2015. At September 30, 2015, $82,590,000, subject to certain adjustments, was available under the New Revolving Facility.

WX Agreement

In August 2012, the Company entered into a Revolving Credit/Strategic Cooperation Agreement (the “WX Agreement”) with Wanxiang America Corporation (the “Supplier”) and the discontinued subsidiaries. In connection with the WX Agreement, the Company also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an initial exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by the Company at a price below the exercise price.

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $12,248,000 and $10,506,000 at September 30, 2015 and March 31, 2015, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets. During the three months ended September 30, 2015 and 2014, losses of $600,000 and $1,389,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2015 and 2014, losses of $1,742,000 and $275,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Six Months Ended September 30,
	2015	2014
Receivables discounted	$167,905,000	$136,326,000
Weighted average days	342	336
Annualized weighted average discount rate	2.2%	2.0%
Amount of discount as interest expense	$3,452,000	$2,542,000

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

The following presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2015	2014	2015	2014

Net (loss) income	$(1,392,000)	$1,475,000	$518,000	$5,424,000
Basic shares	18,215,783	15,975,437	18,109,912	15,531,566
Effect of potentially dilutive securities	-	850,990	777,241	841,160
Diluted shares	18,215,783	16,826,427	18,887,153	16,372,726
Net (loss) income per share:
Basic net (loss) income per share	$(0.08)	$0.09	$0.03	$0.35
Diluted net (loss) income per share	$(0.08)	$0.09	$0.03	$0.33

The effect of dilutive options excludes (i) 1,204,619 shares subject to options with exercise prices ranging from $4.17 to $31.13 per share and 516,129 shares subject to warrants with an exercise price of $7.75 per share for the three months ended September 30, 2015 and (ii) 110,122 shares subject to options with exercise prices ranging from $31.10 to $31.13 per share for the six months ended September 30, 2015, which were anti-dilutive. There were no anti-dilutive options or warrants for the three and six months ended September 30, 2014.

10. Income Taxes

The Company recorded an income tax benefit for the three months ended September 30, 2015 of $898,000, or an effective tax rate of 39.2%, and income tax expense for the three months ended September 30, 2014 of $1,418,000, or an effective tax rate of 49.0%. The Company recorded income tax expenses for the six months ended September 30, 2015 and 2014, of $370,000, or an effective tax rate of 41.7%, and $4,132,000, or an effective tax rate of 43.2%, respectively. The income tax rates for all periods were higher than the federal statutory rate primarily due to (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction, (ii) non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) the non-deductible expense in connection with the fair value adjustment on the warrants. The Company’s income tax rate for the three months ended September 30, 2014 includes the required adjustments to reflect the appropriate six-month rate. In addition, the income tax rates for the three and six months ended September 30, 2014 were impacted by the payments made under voluntary disclosure agreements with certain states.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions with varying statutes of limitations. At September 30, 2015, the Company continues to be under examination in the U.S. by the Internal Revenue Service for fiscal years 2011, 2012, and 2013 and by the State of California for fiscal year 2013. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $19,484,000 and $19,356,000 at September 30, 2015 and March 31, 2015, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following table shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Loss Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Instruments	2015	2014	2015	2014
Forward foreign currency exchange contracts	$(527,000)	$(361,000)	$(349,000)	$(128,000)

The fair value of the forward foreign currency exchange contracts of $1,542,000 and $1,193,000 is included in other current liabilities in the consolidated balance sheets at September 30, 2015 and March 31, 2015, respectively.

12. Fair Value Measurements

The following table summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy at September 30, 2015 and March 31, 2015:

	September 30, 2015				March 31, 2015
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as

	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,339,000	$1,339,000	-	-	$699,000	$699,000	-	-

Liabilities
Accrued liabilities
Contingent consideration	398,000	-	-	$398,000	-	-	-	-
Other current liabilities
Deferred compensation	1,339,000	1,339,000	-	-	699,000	699,000	-	-
Forward foreign currency exchange contracts	1,542,000	-	$1,542,000	-	1,193,000	-	$1,193,000	-
Other liabilities
Warrant liability	12,248,000	-	-	12,248,000	10,506,000	-	-	$10,506,000
Contingent consideration	942,000	-	-	942,000	-	-	-	-

Short-term Investments and Deferred Compensation

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

Forward Foreign Currency Exchange

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended September 30, 2015 and 2014, losses of $527,000 and $361,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts. During the six months ended September 30, 2015 and 2014, losses of $349,000 and $128,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Warrant Liability

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at September 30, 2015 and March 31, 2015. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended September 30, 2015 and 2014, losses of $600,000 and $1,389,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability. During the six months ended September 30, 2015 and 2014, losses of $1,742,000 and $275,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The assumptions used to determine the fair value of the Supplier Warrant recorded as warrant liability were:

September 30, 2015
Risk free interest rate	0.64%
Expected life in years	2.00
Expected volatility	44.50%
Dividend yield	-
Probability of future financing	0%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrant. The expected life is based on the remaining contractual term of the warrant and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrant.

Contingent Consideration

The fair value of the contingent consideration of the OE Plus acquisition discussed in Note 2 was $1,320,000 at the acquisition date based on an option pricing model. The contingent consideration is a Level 3 liability recorded in accrued expenses and other liabilities in the Company’s consolidated balance sheet at September 30, 2015. Any subsequent changes from the initial recognition in the fair value of the contingent consideration liability are recorded in current period earnings as a general and administrative expense. During the three and six months ended September 30, 2015, a loss of $20,000 was recorded in general and administrative expenses due to the change in the fair value of the contingent consideration.

The assumptions used to determine the fair value of the contingent consideration were:

September 30, 2015
Expected volatility	35.00%
Probability	90.00%
Counter party present value factor	5.62%

In addition to the above assumptions, a risk-free interest rate ranging from 0.23% to 1.28% commensurate with the term of the contingent consideration was used.

The following table summarizes the activity for Level 3 fair value measurements:

	Three Months Ended September 30,				Six Months Ended September 30,
	2015		2014		2015		2014
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$11,648,000	$1,320,000	$8,933,000	$-	$10,506,000	$-	$10,047,000	$-
Newly issued	-	-	-	-	-	1,320,000	-	-
Total (gain) loss included in net loss	600,000	20,000	1,389,000	-	1,742,000	20,000	275,000	-
Exercises/settlements	-	-	-	-	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$12,248,000	$1,340,000	$10,322,000	$-	$12,248,000	$1,340,000	$10,322,000	$-

During the six months ended September 30, 2015, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Share-based Payments

Stock Options

The Company granted options to purchase 110,122 and 82,537 shares of common stock during the six months ended September 30, 2015 and 2014, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The assumptions used to derive the weighted average fair value of the stock options granted were:

	Six Months Ended September 30,
	2015	2014
Weighted average risk free interest rate	1.73%	1.75%
Weighted average expected holding period (years)	5.76	5.01
Weighted average expected volatility	46.84%	46.02%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$14.13	$9.65

The following is a summary of stock option transactions for the six months ended September 30, 2015:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2015	1,389,254	$9.97
Granted	110,122	$31.13
Exercised	(294,757)	$10.03
Cancelled	-	$-
Outstanding at September 30, 2015	1,204,619	$11.89

At September 30, 2015, options to purchase 906,082 shares of common stock were exercisable at the weighted average exercise price of $9.12.

At September 30, 2015, there was $2,547,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 1.7 years.

Restricted Stock

During the six months ended September 30, 2015 and 2014, the Company granted 39,900 and 95,645 shares of restricted stock, respectively, with an estimated grant date fair value of $1,242,000 and $2,316,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested restricted stock for the six months ended September 30, 2015:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2015	181,443	$16.84
Granted	39,900	$31.13
Vested	(75,519)	$15.34
Cancelled	-	$-
Non-vested at September 30, 2015	145,824	$21.53

At September 30, 2015, there was $2,946,000 of unrecognized compensation expense related to awards of the restricted stock, which will be recognized over the remaining vesting period of approximately 1.8 years.

14. Accumulated Other Comprehensive Income (Loss)

The changes in accumulated other comprehensive income (loss) for the three months ended September 30, 2015 and 2014 is as follows:

	Three Months Ended September 30, 2015			Three Months Ended September 30, 2014
	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$339,000	$(3,212,000)	$(2,873,000)	$331,000	$(1,153,000)	$(822,000)
Other comprehensive loss, net of tax	(53,000)	(1,424,000)	(1,477,000)	(3,000)	(513,000)	(516,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$286,000	$(4,636,000)	$(4,350,000)	$328,000	$(1,666,000)	$(1,338,000)

The changes in accumulated other comprehensive income (loss) for the six months ended September 30, 2015 and 2014 is as follows:

	Six Months Ended September 30, 2015			Six Months Ended September 30, 2014
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$345,000	$(2,863,000)	$(2,518,000)	$321,000	$(1,198,000)	$(877,000)
Other comprehensive (loss) income, net of tax	(59,000)	(1,773,000)	(1,832,000)	7,000	(468,000)	(461,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$286,000	$(4,636,000)	$(4,350,000)	$328,000	$(1,666,000)	$(1,338,000)

15. Litigation

In May 2011, the Company purchased (i) all of the outstanding equity of Fenwick Automotive Products Limited (“FAPL”), (ii) all of the outstanding equity of Introcan, Inc., a Delaware corporation (“Introcan”), and (iii) 1% of the outstanding equity of Fapco S.A. de C.V., a Mexican variable capital company (“Fapco”) (collectively, “Fenco” and also referred to herein as the “discontinued subsidiaries”). Since FAPL owned 99% of Fapco prior to these acquisitions, the Company owned 100% of Fapco following these transactions.

On June 10, 2013, each of FAPL, Introcan and Introcan’s subsidiaries, Flo-Pro Inc., LH Distribution Inc., Rafko Logistics Inc., Rafko Holdings Inc. and Rafko Enterprises Inc. (collectively, the “Fenco Entities”), filed a voluntary petition for relief under Chapter 7 of Title 11 of the United States Code (the “Bankruptcy Code”) in the U.S. Bankruptcy Court for the District of Delaware.

On October 26, 2015, the Company entered into a settlement and general and specific release agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiaries, which resolves the litigation and releases the claims made or threatened by those parties against the Company and its executives in exchange for a payment by the Company of $18,500,000, of which $9,250,000 will be paid by the Company’s insurers under applicable insurance policies. As a result, the Company recorded an accrual of $9,250,000, net of insurance recoveries, in accrued liabilities in the consolidated balance sheet at September 30, 2015. None of the parties admit the allegations made by any other party, and the settlement is being entered into for the purpose of avoiding the time, expense, inconvenience and delay incident to protracted litigation. The settlement agreement is subject to approval by the applicable courts and other customary conditions.

The Company is also subject to various other lawsuits and claims. Management does not believe that the outcome of these other matters will have a material adverse effect on its financial position or future results of operations.

16. New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. A full or modified retrospective transition method is required. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: the bankruptcy of the discontinued susbsidiaries and related claims and contingent liabilities, concentration of sales to a small number of customers, changes in the financial condition of or our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, lower revenues than anticipated from new and existing contracts, the increasing demands on our working capital, the significant strain on working capital associated with large inventory purchases from customers, any meaningful difference between expected production needs and ultimate sales to our customers, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults, increases in interest rates, the impact of high gasoline prices, consumer preferences and general economic conditions, increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, and other factors discussed herein and in our other filings with the SEC.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES programs. Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, and (iii) new brake master cylinders. In July 2015, we also began selling remanufactured brake master cylinder products.

The aftermarket for automobile parts is divided into two markets. The first market is the DIY market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second market is the professional installer market, commonly known as the DIFM market. This market is generally serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets.

Pursuant to the guidance provided under the FASB ASC for segment reporting, we have determined that our operating segments meet the criteria for aggregation and accordingly we have one reportable segment for purposes of recording and reporting our financial results.

Results of Operations for the Three Months Ended September 30, 2015 and 2014

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data for the periods indicated:

	Three Months Ended September 30,
	2015	2014
Gross profit percentage	23.8%	26.0%
Cash flow provided by operations	$15,843,000	$9,956,000
Finished goods turnover (annualized) (1)	7.0	6.3

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
Net sales	$91,670,000	$70,840,000
Cost of goods sold	69,850,000	52,420,000
Gross profit	21,820,000	18,420,000
Cost of goods sold as a percentage of net sales	76.2%	74.0%
Gross profit percentage	23.8%	26.0%

Net Sales. Our net sales for the three months ended September 30, 2015 increased by $20,830,000, or 29.4%, to $91,670,000 compared to net sales for the three months ended September 30, 2014 of $70,840,000. The increase in our net sales was across all the product lines and reflects the impact of the new business awarded to us by a significant customer for our rotating electrical products, which began shipping in January 2015. We began selling remanufactured brake master cylinder products in July 2015. Our net sales for the three months ended September 30, 2015 were negatively impacted by returns and allowances as discussed in the Cost of Goods Sold/Gross Profit paragraph below.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the three months ended September 30, 2015 to 76.2% from 74.0% for the three months ended September 30, 2014, resulting in a corresponding decrease in our gross profit to 23.8% for the three months ended September 30, 2015 from 26.0% for the three months ended September 30, 2014. Our gross profit for the three months ended September 30, 2015 decreased primarily due to changes in the mix of product lines sold. In addition, our gross profit for the three months ended September 30, 2015 was further impacted by the following returns and allowances associated with new business: (i) $3,352,000 of returns associated with remanufactured brake master cylinder products, (ii) $3,396,000 of allowances in connection with core inventory purchases for remanufactured brake master cylinder products, and (iii) $2,350,000 of returns and allowances for rotating electrical products. These decreases were partially offset by overall lower per unit costs which resulted from enhanced purchases and production and better absorption of overhead. Our gross profit for the three months ended September 30, 2014 was impacted by (i) $6,641,000 recorded in connection with the returns of certain wheel hub and new brake master cylinder products, (ii) $2,879,000 of allowances recorded in connection with certain core inventory purchases, and (iii) $560,000 of initial warranty accrual set up for new brake master cylinder products.

Operating Expenses

The following table summarizes operating expenses for the three months ended September 30, 2015 and 2014:

	Three Months Ended September 30,
	2015	2014
General and administrative	$18,219,000	$9,812,000
Sales and marketing	2,632,000	1,837,000
Research and development	646,000	539,000

Percent of net sales

General and administrative	19.9%	13.9%
Sales and marketing	2.9%	2.6%
Research and development	0.7%	0.8%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2015 were $18,219,000, which represents an increase of $8,407,000, or 85.7%, from general and administrative expenses for the three months ended September 30, 2014 of $9,812,000. The increase in general and administrative expenses was primarily due to (i) $9,250,000 accrued for the litigation settlement amount with M&T Bank and the trustee, net of insurance recoveries, in the bankruptcy cases relating to the discontinued subsidiaries and (ii) $166,000 of increased loss recorded due to the change in the fair value of our forward foreign currency exchange contracts. These increases in general and administrative expenses were partially offset by (i) $789,000 of decreased loss recorded due to the change in the fair value of the warrant liability and (ii) $300,000 of decreased legal fees.

Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2015 increased $795,000, or 43.3%, to $2,632,000 from $1,837,000 for the three months ended September 30, 2014. The increase was due primarily to (i) $417,000 of increase in staff to support our growth initiatives, (ii) $293,000 of increased commissions, and (iii) $42,000 of increased advertising expenses.

Research and Development. Our research and development expenses increased by $107,000, or 19.9%, to $646,000 for the three months ended September 30, 2015 from $539,000 for the three months ended September 30, 2014, due primarily to $77,000 of increase in staff to support our growth initiatives and $57,000 of increased supplies expense, partially offset by $22,000 of decreased travel.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended September 30, 2015 decreased $726,000, or 21.7%, to $2,613,000 from $3,339,000 for the three months ended September 30, 2014. We entered into a new credit facility on June 3, 2015 which resulted in a decrease in interest expense due to lower interest rates and lower average outstanding balances on our loans. This was partially offset by a higher balance of receivables discounted during the three months ended September 30, 2015 as compared to the three months ended September 30, 2014 and the amortization of interest on accrued core payments.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit for the three months ended September 30, 2015 of $898,000, or an effective tax rate of 39.2%, and income tax expense for the three months ended September 30, 2014 of $1,418,000, or an effective tax rate of 49.0%, respectively. The income tax rates for each period were higher than the federal statutory rate primarily due to (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction, (ii) the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) the non-deductible expense in connection with the fair value adjustment on the warrants. In addition, the income rate for the three months ended September 30, 2014 includes the required adjustments to reflect the appropriate six-month rate for fiscal 2015 and by the payments made under voluntary disclosure agreements with certain states.

Results of Operations for the Six Months Ended September 30, 2015 and 2014

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data for the periods indicated:

	Six Months Ended September 30,
	2015	2014
Gross profit percentage	26.9%	27.1%
Cash flow provided by continuing operations	$19,177,000	$12,593,000
Finished goods turnover (annualized) (1)	6.6	5.9

(1)	Annualized finished goods turnover for the period is calculated by multiplying cost of sales for the period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following table summarizes net sales and gross profit for the six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,
	2015	2014
Net sales	$177,505,000	$133,815,000
Cost of goods sold	129,694,000	97,579,000
Gross profit	47,811,000	36,236,000
Cost of goods sold as a percentage of net sales	73.1%	72.9%
Gross profit percentage	26.9%	27.1%

Net Sales. Our net sales for the six months ended September 30, 2015 increased by $43,690,000, or 32.6%, to $177,505,000 compared to net sales for the six months ended September 30, 2014 of $133,815,000. The increase in our net sales was across all the product lines and reflects the impact of the new business awarded to us by a significant customer for our rotating electrical products, which began shipping in January 2015. We began selling remanufactured brake master cylinder products in July 2015. Our net sales for the six months ended September 30, 2015 were negatively impacted by returns and allowances as discussed in the Cost of Goods/Gross Profit paragraph below.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales increased during the six months ended September 30, 2015 to 73.1% from 72.9% for the six months ended September 30, 2014, resulting in a corresponding decrease in our gross profit to 26.9% for the six months ended September 30, 2015 from 27.1% for the six months ended September 30, 2014. Our gross profit for the six months ended September 30, 2015 decreased primarily due to changes in the mix of product lines sold. In addition, our gross profit for the six months ended September 30, 2015 was further impacted by the following returns and allowances associated with new business: (i) $3,352,000 of returns associated with remanufactured brake master cylinder products, (ii) $3,396,000 of allowances in connection with core inventory purchases for remanufactured brake master cylinder products, and (iii) $2,350,000 of returns and allowances for rotating electrical products. These decreases were partially offset by overall lower per unit costs which resulted from enhanced purchases and production and better absorption of overhead. Our gross profit for the six months ended September 30, 2014 was impacted by (i) $6,641,000 recorded in connection with the returns of certain wheel hub and new brake master cylinder products, (ii) $2,879,000 of allowances recorded in connection with certain core inventory purchases, (iii) $560,000 of initial warranty accrual set up for new brake master cylinder products, (iv) special upfront allowances incurred of $442,000, and (v) $189,000 of start-up costs incurred related to the introduction of our new brake master cylinder products.

Operating Expenses

The following table summarizes operating expenses for the six months ended September 30, 2015 and 2014:

	Six Months Ended September 30,
	2015	2014
General and administrative	$29,579,000	$15,204,000
Sales and marketing	4,912,000	3,663,000
Research and development	1,382,000	1,061,000

Percent of net sales

General and administrative	16.7%	11.4%
Sales and marketing	2.8%	2.7%
Research and development	0.8%	0.8%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2015 were $29,579,000, which represents an increase of $14,375,000, or 94.5%, from general and administrative expenses for the six months ended September 30, 2014 of $15,204,000. The increase in general and administrative expenses was primarily due to (i) $9,250,000 accrued for the litigation settlement amount with M&T Bank and the trustee, net of insurance recoveries, in the bankruptcy cases relating to the discontinued subsidiaries, (ii) $1,759,000 of increased legal fees, (iii) $1,467,000 of increased loss recorded due to the change in the fair value of the warrant liability , (iv) $828,000 of increase in staff to support our growth initiatives, (v) $680,000 of increased expense for professional services, and (vi) $221,000 of increased loss recorded due to the change in the fair value of our forward foreign currency exchange contracts.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2015 increased $1,249,000, or 34.1%, to $4,912,000 from $3,663,000 for the six months ended September 30, 2014. The increase was due primarily to (i) $580,000 of increase in staff to support our growth initiatives, (ii) $450,000 of increased commissions, (iii) $100,000 of increased other marketing expenses in connection with the new rotating electrical business, and (iv) $96,000 of increased advertising expenses.

Research and Development. Our research and development expenses increased by $321,000, or 30.3%, to $1,382,000 for the six months ended September 30, 2015 from $1,061,000 for the six months ended September 30, 2014, due primarily to (i) $194,000 of increase in staff to support our growth initiatives and (ii) $135,000 of increased supplies expense.

Interest Expense

Interest Expense, net. Our interest expense, net for the six months ended September 30, 2015 increased $4,298,000, or 63.7%, to $11,050,000 from $6,752,000 for the six months ended September 30, 2014. The increase in interest expense was due primarily to the write-off of previous debt issuance costs of $5,108,000 in connection with the Financing Agreement which was terminated when we entered into a new credit facility on June 3, 2015. In addition, interest expense increased due to a higher balance of receivables discounted during the six months ended September 30, 2015 as compared to the six months ended September 30, 2014 and the amortization of interest on accrued core payments. These increases were partially offset by lower interest on our new credit facility due to lower interest rates and lower average outstanding balances on our loans.

Provision for Income Taxes

Income Tax. Our income tax expense was $370,000, or an effective tax rate of 41.7%, and $4,132,000, or an effective tax rate of 43.2% during the six months ended September 30, 2015 and 2014, respectively. The income tax rates were higher than the federal statutory rate primarily due to (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction, (ii) the impact of non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) the non-deductible expenses in connection with the fair value adjustment on the warrants. In addition, the income tax rate for the six months ended September 30, 2014 was impacted by the payments made under voluntary disclosure agreements with certain states.

Liquidity and Capital Resources

Overview

At September 30, 2015, we had negative working capital of $3,501,000, a ratio of current assets to current liabilities of 0.97:1, and cash of $31,698,000, compared to working capital of $66,734,000, a ratio of current assets to current liabilities of 1.6:1, and cash of $61,230,000 at March 31, 2015. We generated cash during the six months ended September 30, 2015 from operations and the use of receivable discount programs with certain of our major customers. The cash generated from these activities was used for the repayment of our Term Loans, build up our long-term core inventory to support higher sales, and to make accrued core payments.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months.

Cash Flows

Cash flows as reflected in the consolidated statement of cash flows for the six months ended September 30, 2015 and 2014 are summarized as follows:

	Six Months Ended September 30,
	2015	2014
Cash provided by (used in):
Operating activities	$19,177,000	$12,593,000
Investing activities	(6,669,000)	(1,281,000)
Financing activities	(41,858,000)	53,142,000
Effect of exchange rates on cash and cash equivalents	(182,000)	(8,000)
Net (decrease) increase in cash and cash equivalents	$(29,532,000)	$64,446,000

Additional selected cash flow data:
Depreciation and amortization	$1,431,000	$1,248,000
Capital expenditures	2,730,000	1,217,000

Net cash provided by operating activities was $19,177,000 and $12,593,000 during the six months ended September 30, 2015 and 2014, respectively. The significant changes in our operating activities for the six months ended September 30, 2015, were due primarily to (i) reduction in our non-core finished good inventory as a result of higher sales, (ii) higher accounts payable balances due to our concerted efforts to purchase from vendors with more favorable terms, (iii) accrued core payments made during the current fiscal year, and (iv) increased long-term core inventory to support higher sales.

Net cash used in investing activities was $6,669,000 and $1,281,000 during the six months ended September 30, 2015 and 2014, respectively. The increase in investing activities during the six months ended September 30, 2015, were due mainly to (i) the acquisition of OE Plus, (ii) the purchase of equipment for our office, manufacturing and warehousing facilities, and (iii) additions to our short-term investments.

Net cash used in financing activities during the six months ended September 30, 2015 was $41,858,000 compared to net cash provided by financing activities during the six months ended September 30, 2014 of $53,142,000. The change in financing activities during the six months ended September 30, 2015 was due mainly to (i) increased net repayment of our long term debt, (ii) the payment of debt issuance costs, and (iii) increased proceeds from stock options exercised. Our prior year financing activities included the net proceeds received from our public offering in September 2014.

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

In November 2015, we entered into a consent and first amendment to the Credit Facility (the “First Amendment”) which (i) provided consent for us to enter into the litigation settlement agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiaries and (ii) amended certain terms and provisions of the Credit Facility.

The New Term Loans require quarterly principal payments of $781,250 beginning October 1, 2015. The New Revolving Facility and New Term Loans made under the Credit Facility bear interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date. The interest rate on our New Revolving Facility and New Term Loans was 2.95% using the LIBOR option at September 30, 2015.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of September 30, 2015.

The following table summarizes the financial covenants required under the Credit Facility reflecting the First Amendment:

	Calculation as of September 30, 2015	Financial covenants required per the Credit Facility
Maximum senior leverage ratio	0.59	2.50
Minimum fixed charge coverage ratio	1.78	1.05

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

At September 30, 2015, we had $15,000,000 outstanding under the New Revolving Facility. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $1,980,000 for commercial letters of credit at September 30, 2015. We had no outstanding balance under the Revolving Facility at March 31, 2015. At September 30, 2015, $82,590,000, subject to certain adjustments, was available under the New Revolving Facility.

WX Agreement

In August 2012, we entered into a Revolving Credit/Strategic Cooperation Agreement (the “WX Agreement”) with Wanxiang America Corporation (the “Supplier”) and the discontinued subsidiaries. In connection with the WX Agreement, we also issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of our common stock for an initial exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017. The exercise price is subject to adjustments, among other things, for sales of common stock by us at a price below the exercise price.

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $12,248,000 and $10,506,000 at September 30, 2015 and March 31, 2015, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at September 30, 2015 and March 31, 2015. During the three months ended September 30, 2015 and 2014, losses of $600,000 and $1,389,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2015 and 2014, losses of $1,742,000 and $275,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability

Receivable Discount Programs

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

The following is a summary of the receivable discount programs:

	Six Months Ended September 30,
	2015	2014
Receivables discounted	$167,905,000	$136,326,000
Weighted average days	342	336
Annualized weighted average discount rate	2.2%	2.0%
Amount of discount as interest expense	$3,452,000	$2,542,000

Off-Balance Sheet Arrangements

At September 30, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $2,730,000 and $1,217,000 for the six months ended September 30, 2015 and 2014, respectively. Our capital expenditures were primarily related to the purchase of equipment for our office, manufacturing and warehousing facilities. We expect our fiscal year 2016 capital expenditures to be approximately $4,000,000 for initiatives primarily related to our purchases of equipment, information technology, and leasehold improvements to our current facilities. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

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

On October 26, 2015, we entered into a settlement and general and specific release agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiaries, which resolves the litigation and releases the claims made or threatened by those parties against us and our executives in exchange for a payment by us of $18,500,000, of which $9,250,000 will be paid by our insurers under applicable insurance policies. As a result, we recorded an accrual of $9,250,000, net of insurance recoveries, in accrued liabilities in the consolidated balance sheet at September 30, 2015. None of the parties admit the allegations made by any other party, and the settlement is being entered into for the purpose of avoiding the time, expense, inconvenience and delay incident to protracted litigation. The settlement agreement is subject to approval by the applicable courts and other customary conditions.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed on June 15, 2015, except as discussed below.

Recently Adopted Accounting Standards

Debt Issuance Costs

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued. We adopted this guidance effective June 30, 2015 which resulted in the reclassification of debt issuance cost of $879,000 from other assets and is now presented as a direct deduction of $110,000 to the current portion of the term loan and $769,000 to the noncurrent portion of the term loan in the previously reported consolidated balance sheet at March 31, 2015. We elected to continue presenting debt issuance costs related to our revolving credit facilities as an asset. The adoption of this guidance did not have any other impact on our consolidated financial statements.

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

Business Combinations

In September 2015, the FASB issued guidance simplifying the accounting for measurement-period adjustments. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and earlier adoption is permitted for financial statements that have not been issued. We adopted this guidance effective September 30, 2015, which resulted in no material effect on our financial position, results of operations, or cash flows.

New Accounting Pronouncements

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. A full or modified retrospective transition method is required. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2015, which was filed with the SEC on June 15, 2015.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the second quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed on June 15, 2015, and as amended by the Form 10-K/A filed with the SEC on July 29, 2015, except as discussed below.

On October 26, 2015, we entered into a settlement and general and specific release agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiaries, which resolves the litigation and releases the claims made or threatened by those parties against us and our executives in exchange for a payment by us of $18,500,000, of which $9,250,000 will be paid by our insurers under applicable insurance policies. As a result, we recorded an accrual of $9,250,000, net of insurance recoveries, in accrued liabilities in the consolidated balance sheet at September 30, 2015. None of the parties admit the allegations made by any other party, and the settlement is being entered into for the purpose of avoiding the time, expense, inconvenience and delay incident to protracted litigation. The settlement agreement is subject to approval by the applicable courts and other customary conditions.

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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2015.

10.2	First Amendment to the Credit Facility, dated as of November 5, 2015, among Motorcar Parts of America, Inc. each lender from time to time party thereto, and PNC Bank, National Association, as agent	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive (loss) Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: November 9, 2015	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 9, 2015	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer