Form 10-Q
period 2015-12-31
MOTORCAR PARTS AMERICA INC
filed 2016-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

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

There were 18,326,985 shares of Common Stock outstanding at February 2, 2016.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2015	March 31, 2015
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$13,701,000	$61,230,000
Short-term investments	1,510,000	699,000
Accounts receivable — net	1,536,000	24,799,000
Inventory— net	58,501,000	56,829,000
Inventory unreturned	10,648,000	7,833,000
Deferred income taxes	23,433,000	22,998,000
Prepaid expenses and other current assets	6,263,000	7,407,000
Total current assets	115,592,000	181,795,000
Plant and equipment — net	15,143,000	12,535,000
Long-term core inventory — net (Note 5)	236,201,000	188,950,000
Long-term core inventory deposits (Note 5)	5,569,000	31,571,000
Long-term deferred income taxes	243,000	261,000
Goodwill	2,053,000	-
Intangible assets — net	4,718,000	2,574,000
Other assets	3,536,000	3,195,000
TOTAL ASSETS	$383,055,000	$420,881,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$61,992,000	$61,893,000
Accrued liabilities	8,649,000	10,096,000
Customer finished goods returns accrual	23,358,000	19,678,000
Accrued core payment	8,946,000	13,190,000
Revolving loan	7,000,000	-
Other current liabilities	3,744,000	2,471,000
Current portion of term loan	3,067,000	7,733,000
Total current liabilities	116,756,000	115,061,000
Term loan, less current portion	20,738,000	71,489,000
Long-term accrued core payment	19,794,000	23,880,000
Other liabilities	22,480,000	20,248,000
Total liabilities	179,768,000	230,678,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,326,985 and 17,974,598 shares issued and outstanding at December 31, 2015 and March 31, 2015, respectively	183,000	180,000
Additional paid-in capital	198,306,000	191,279,000
Accumulated other comprehensive loss	(4,730,000)	(2,518,000)
Retained earnings	9,528,000	1,262,000
Total shareholders' equity	203,287,000	190,203,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$383,055,000	$420,881,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net sales	$94,022,000	$83,992,000	$271,527,000	$217,807,000
Cost of goods sold	65,123,000	59,564,000	194,817,000	157,143,000
Gross profit	28,899,000	24,428,000	76,710,000	60,664,000
Operating expenses:
General and administrative	8,802,000	12,628,000	38,381,000	27,832,000
Sales and marketing	2,671,000	2,281,000	7,583,000	5,944,000
Research and development	711,000	601,000	2,093,000	1,662,000
Total operating expenses	12,184,000	15,510,000	48,057,000	35,438,000
Operating income	16,715,000	8,918,000	28,653,000	25,226,000
Interest expense, net	2,516,000	3,165,000	13,566,000	9,917,000
Income before income tax expense	14,199,000	5,753,000	15,087,000	15,309,000
Income tax expense	6,451,000	2,826,000	6,821,000	6,958,000
Net income	$7,748,000	$2,927,000	$8,266,000	$8,351,000
Basic net income per share	$0.42	$0.16	$0.45	$0.51
Diluted net income per share	$0.41	$0.16	$0.44	$0.49
Weighted average number of shares outstanding:
Basic	18,319,531	17,921,682	18,180,039	16,331,168
Diluted	19,095,704	18,822,664	18,981,421	17,206,069

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net income	$7,748,000	$2,927,000	$8,266,000	$8,351,000
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments (net of tax of $29,000, $10,000, $(11,000), and $15,000)	42,000	15,000	(17,000)	22,000
Foreign currency translation loss	(422,000)	(338,000)	(2,195,000)	(806,000)
Total other comprehensive loss, net of tax	(380,000)	(323,000)	(2,212,000)	(784,000)
Comprehensive income	$7,368,000	$2,604,000	$6,054,000	$7,567,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
Cash flows from operating activities:	2015	2014
Net income	$8,266,000	$8,351,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,737,000	1,355,000
Amortization of intangible assets	476,000	510,000
Amortization of debt issuance costs	635,000	1,274,000
Write-off of debt issuance costs	5,108,000	-
Amortization of interest on accrued core payments	566,000	-
Loss due to change in fair value measurements using significant unobservable inputs	3,077,000	2,199,000
Gain on redemption of short-term investment	-	(4,000)
Provision for inventory reserves	3,439,000	839,000
Net recovery of customer payment discrepancies	(270,000)	(292,000)
Provision for doubtful accounts	4,552,000	178,000
Deferred income taxes	(3,264,000)	(1,067,000)
Share-based compensation expense	1,786,000	1,697,000
Impact of tax benefit on APIC pool from stock options exercised	-	90,000
Loss on disposals of plant and equipment	-	1,000
Changes in current assets and liabilities:
Accounts receivable	11,481,000	22,398,000
Inventory	2,905,000	(11,576,000)
Inventory unreturned	(2,815,000)	(512,000)
Prepaid expenses and other current assets	2,462,000	427,000
Other assets	(359,000)	(378,000)
Accounts payable and accrued liabilities	(3,830,000)	1,740,000
Customer finished goods returns accrual	3,680,000	722,000
Deferred core revenue	-	(15,065,000)
Long-term core inventory	(47,731,000)	(10,728,000)
Long-term core inventory deposits	26,002,000	(2,196,000)
Accrued core payments	(8,896,000)	-
Other liabilities	956,000	2,963,000
Net cash provided by operating activities	9,963,000	2,926,000
Cash flows from investing activities:
Purchase of plant and equipment	(3,168,000)	(2,551,000)
Purchase of business	(2,701,000)	-
Change in short term investments	(838,000)	(77,000)
Net cash used in investing activities	(6,707,000)	(2,628,000)
Cash flows from financing activities:
Repayment of revolving loan	(15,000,000)	(10,000,000)
Borrowings under revolving loan	22,000,000	-
Borrowings under term loan	25,000,000	-
Repayments of term loan	(85,281,000)	(6,300,000)
Payments for debt issuance costs	(2,337,000)	-
Payments on capital lease obligations	(268,000)	(48,000)
Exercise of stock options	3,051,000	1,152,000
Excess tax benefits from stock-based compensation	3,106,000	925,000
Cash used to net share settle equity awards	(913,000)	(806,000)
Proceeds from issuance of common stock	-	71,760,000
Stock issuance costs	-	(4,787,000)
Net cash (used in) provided by financing activities	(50,642,000)	51,896,000
Effect of exchange rate changes on cash and cash equivalents	(143,000)	(75,000)
Net (decrease) increase in cash and cash equivalents	(47,529,000)	52,119,000
Cash and cash equivalents — Beginning of period	61,230,000	24,599,000
Cash and cash equivalents — End of period	$13,701,000	$76,718,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$7,405,000	$8,642,000
Income taxes, net of refunds	3,684,000	3,981,000
Non-cash investing and financing activities:
Property acquired under capital lease	$1,591,000	$6,000
Contingent consideration	1,320,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2015
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2015 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2016. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2015, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 15, 2015, as amended by the Form 10-K/A filed with the SEC on July 29, 2015.

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

Recently Adopted Accounting Standards

Debt Issuance Costs

In April 2015, the Financial Accounting Standards Board (the “FASB”) issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued. The Company adopted this guidance effective June 30, 2015, which resulted in the reclassification of debt issuance costs of $879,000 from other assets and is now presented as a direct deduction of $110,000 to the current portion of the term loan and $769,000 to the noncurrent portion of the term loan in the previously reported consolidated balance sheet at March 31, 2015. The Company elected to continue presenting debt issuance costs related to its revolving credit facilities as an asset. The adoption of this guidance did not have any other impact on the Company’s consolidated financial statements.

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

2. Acquisition

On May 20, 2015, the Company completed the acquisition of certain assets and liabilities of OE Plus, Ltd. (“OE Plus”), a privately held remanufacturer of alternators and starters based in North Dighton, Massachusetts. The acquisition was consummated pursuant to an asset purchase agreement dated May 15, 2015 for an initial cash purchase price of $3,200,000, including $1,000,000 which was being held in escrow to be paid to the former owners of OE Plus, subject to certain working capital adjustments. In addition, the Company is contingently obligated to make additional payments to the former owners of OE Plus up to $2,000,000 over the next four years. The estimated fair value of the contingent consideration obligation as of the acquisition date was $1,320,000 and was determined using an option-pricing model.  Any subsequent changes from the initial recognition in the fair value of the contingent consideration are recorded in current period earnings as a general and administrative expense. The assets and results of operations of OE Plus were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

During the nine months ended December 31, 2015, the Company finalized working capital adjustments, which resulted in the payment of $501,000 to the former owners of OE Plus and the return of $499,000 to the Company from escrow. This resulted in in adjustments to: (i) finite-lived intangible assets for trademarks with an estimated useful life of 10 years to $520,000 from $635,000, (ii) finite-lived intangible assets for customer relationships with an estimated useful life of 8 years to $2,100,000 from $2,690,000, and (iii) goodwill to $2,053,000 from $1,847,000. There was no material effect on previous-period or current-period earnings as a result of these adjustments.

Goodwill is the excess of the purchase price over the fair value of identifiable net assets acquired in business combinations. Goodwill is not amortized, but rather is tested for impairment at least annually or more frequently if there are indicators of impairment present. The Company performs the annual goodwill impairment analysis in the fourth quarter of each fiscal year.

3. Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		December 31, 2015		March 31, 2015
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$705,000	$111,000	$397,000	$278,000
Customer relationships	13 years	5,900,000	1,776,000	6,211,000	3,756,000
Total		$6,605,000	$1,887,000	$6,608,000	$4,034,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Amortization expense	$145,000	$160,000	$476,000	$510,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2016 - remaining three months	$145,000
2017	580,000
2018	580,000
2019	580,000
2020	580,000
Thereafter	2,253,000
Total	$4,718,000

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

Accounts receivable — net is comprised of the following:

	December 31, 2015	March 31, 2015
Accounts receivable — trade	$52,662,000	$62,171,000
Allowance for bad debts	(4,761,000)	(629,000)
Customer allowances earned	(9,734,000)	(7,221,000)
Customer payment discrepancies	(648,000)	(852,000)
Customer returns RGA issued	(6,836,000)	(7,029,000)
Customer core returns accruals	(29,147,000)	(21,641,000)
Less: total accounts receivable offset accounts	(51,126,000)	(37,372,000)
Total accounts receivable — net	$1,536,000	$24,799,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At December 31, 2015 and March 31, 2015, the Company’s total warranty return accrual was $8,360,000 and $10,904,000, respectively, of which of $4,118,000 and $3,746,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $4,242,000 and $7,158,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014
Balance at beginning of period	$10,204,000	$8,421,000	$10,904,000	$8,039,000
Charged to expense/additions	18,463,000	13,651,000	58,276,000	44,010,000
Amounts processed	(20,307,000)	(15,069,000)	(60,820,000)	(45,046,000)
Balance at end of period	$8,360,000	$7,003,000	$8,360,000	$7,003,000

5. Inventory

Inventory is comprised of the following:

	December 31, 2015	March 31, 2015
Non-core inventory
Raw materials	$19,855,000	$18,836,000
Work-in-process	460,000	255,000
Finished goods	40,572,000	39,828,000
	60,887,000	58,919,000
Less allowance for excess and obsolete inventory	(2,386,000)	(2,090,000)
Total	$58,501,000	$56,829,000

Inventory unreturned	$10,648,000	$7,833,000
Long-term core inventory
Used cores held at the Company's facilities	$39,423,000	$27,417,000
Used cores expected to be returned by customers	8,693,000	9,799,000
Remanufactured cores held in finished goods	21,183,000	21,557,000
Remanufactured cores held at customers' locations (1)	168,109,000	130,762,000
	237,408,000	189,535,000
Less allowance for excess and obsolete inventory	(1,207,000)	(585,000)
Total	$236,201,000	$188,950,000

Long-term core inventory deposits (1)	$5,569,000	$31,571,000

(1)	During the nine months ended December 31, 2015, the Company completed the core buy-back program with one of its largest customers. As a result of the completion of this buy-back program and related long-term core inventory reconciliations, $25,805,000 from long-term core inventory deposits was transferred to remanufactured cores held at customers’ locations within long-term core inventory. At March 31, 2015, $26,002,000 of remanufactured cores in connection with this core buy-back program was included in long-term core inventory deposits.

6. Major Customers

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
Sales	2015	2014	2015	2014
Customer A	49%	63%	48%	57%
Customer B	16%	19%	19%	21%
Customer C	16%	5%	18%	6%
Customer D	3%	2%	3%	3%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	December 31, 2015	March 31, 2015
Customer A	39%	48%
Customer B	18%	16%
Customer C	10%	12%
Customer D	10%	4%

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2015. The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended December 31, 2014. The Company’s largest supplier accounted for 10% of inventory purchases for the nine months ended December 31, 2014.

7. Debt

The Company has the following credit agreements.

Credit Facility

The Company was party to a financing agreement (as amended, modified, amended and restated or supplemented, the “Financing Agreement”) with a syndicate of lenders party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent. The Financing Agreement was comprised of (i) a $95,000,000 term loan facility (the “Term Loans”) and (ii) an up to $40,000,000 revolving credit facility subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Facility”). The interest rate on the Company’s Term Loans was 6.75% at March 31, 2015. The obligations under the Financing Agreement were repaid on June 3, 2015. The repayment of the Term Loans was accounted for as extinguishment of debt and as a result, the Company wrote off $5,108,000 of previously deferred debt issuance costs associated with the Term Loans.

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

The New Term Loans require quarterly principal payments of $781,250 beginning October 1, 2015. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date. The interest rate on the Company’s New Term Loans and New Revolving Facility was 3.0% and 3.64%, respectively, at December 31, 2015. The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of December 31, 2015.

The following summarizes information about the Company’s term loans at:

	December 31, 2015	March 31, 2015
Principal amount of term loan	$24,219,000	$84,500,000
Unamortized debt issuance costs	(414,000)	(5,278,000)
Net carrying amount of term loan	23,805,000	79,222,000
Less current portion of term loan	(3,067,000)	(7,733,000)
Long-term portion of term loan	$20,738,000	$71,489,000

Future repayments of the Company’s New Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2016 - remaining three months	$781,000
2017	3,125,000
2018	3,125,000
2019	3,125,000
2020	3,125,000
Thereafter	10,938,000
Total payments	$24,219,000

At December 31, 2015, the Company had $7,000,000 outstanding under the New Revolving Facility. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $1,057,000 for commercial letters of credit at December 31, 2015. The Company had no outstanding balance under the Revolving Facility at March 31, 2015. At December 31, 2015, $91,513,000, subject to certain adjustments, was available under the New Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $13,523,000 and $10,506,000 at December 31, 2015 and March 31, 2015, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets. During the three months ended December 31, 2015 and 2014, losses of $1,275,000 and $1,924,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2015 and 2014, losses of $3,017,000 and $2,199,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Nine Months Ended December 31,
	2015	2014
Receivables discounted	$248,443,000	$198,073,000
Weighted average days	342	337
Annualized weighted average discount rate	2.2%	2.0%
Amount of discount as interest expense	$5,241,000	$3,691,000

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

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2015	2014	2015	2014

Net income	$7,748,000	$2,927,000	$8,266,000	$8,351,000
Basic shares	18,319,531	17,921,682	18,180,039	16,331,168
Effect of potentially dilutive securities	776,173	900,982	801,382	874,901
Diluted shares	19,095,704	18,822,664	18,981,421	17,206,069
Net income per share:
Basic net income per share	$0.42	$0.16	$0.45	$0.51
Diluted net income per share	$0.41	$0.16	$0.44	$0.49

The effect of dilutive options excludes 1,100 shares subject to options with an exercise price of $34.17 per share for the nine months ended December 31, 2015, which were anti-dilutive. There were no anti-dilutive options or warrants for the three months ended December 31, 2015 or for the three and nine months ended December 31, 2014.

10. Income Taxes

The Company recorded income tax expenses for the three months ended December 31, 2015 and 2014 of $6,451,000, or an effective tax rate of 45.4%, and $2,826,000, or an effective tax rate of 49.1%. The Company recorded income tax expenses for the nine months ended December 31, 2015 and 2014, of $6,821,000, or an effective tax rate of 45.2%, and $6,958,000, or an effective tax rate of 45.5%, respectively. The income tax rates for all periods were higher than the federal statutory rate primarily due to (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction, (ii) non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) the non-deductible expense in connection with the fair value adjustment on the warrants. The Company’s income tax rates for the three and nine months ended December 31, 2015 were impacted by certain adjustments related to the return to provision reconciliation. The Company’s income tax rate for the three months ended December 31, 2014 includes the required adjustments to reflect the appropriate nine-month rate. In addition, the income tax rate for the nine months ended December 31, 2014 was impacted by the payments made under voluntary disclosure agreements with certain states.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and foreign jurisdictions with varying statutes of limitations. During the three months ended December 31, 2015, fiscal 2014 was added to the periods under examination by the Internal Revenue Service (“IRS”). At December 31, 2015, the Company continues to be under examination in the U.S. by the IRS for fiscal years 2011, 2012, 2013 and 2014 and by the State of California for fiscal year 2013. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $19,475,000 and $19,356,000 at December 31, 2015 and March 31, 2015, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of income:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Instruments	2015	2014	2015	2014
Forward foreign currency exchange contracts	$245,000	$(938,000)	$(104,000)	$(1,066,000)

The fair value of the forward foreign currency exchange contracts of $1,297,000 and $1,193,000 is included in other current liabilities in the consolidated balance sheets at December 31, 2015 and March 31, 2015, respectively.

12. Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2015				March 31, 2015
	Fair Value	Fair Value Measurements Using Inputs Considered as			Fair Value	Fair Value Measurements Using Inputs Considered as
		Level 1	Level 2	Level 3		Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,510,000	$1,510,000	-	-	$699,000	$699,000	-	-

Liabilities
Accrued liabilities
Contingent consideration	415,000	-	-	$415,000	-	-	-	-
Other current liabilities
Deferred compensation	1,510,000	1,510,000	-	-	699,000	699,000	-	-
Forward foreign currency exchange contracts	1,297,000	-	$1,297,000	-	1,193,000	-	$1,193,000	-
Other liabilities
Warrant liability	13,523,000	-	-	13,523,000	10,506,000	-	-	$10,506,000
Contingent consideration	965,000	-	-	965,000	-	-	-	-

Short-term Investments and Deferred Compensation

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

Forward Foreign Currency Exchange

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended December 31, 2015 and 2014, a gain of $245,000 and a loss of $938,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts. During the nine months ended December 31, 2015 and 2014, losses of $104,000 and $1,066,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Warrant Liability

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at December 31, 2015 and March 31, 2015. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended December 31, 2015 and 2014, losses of $1,275,000 and $1,924,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability. During the nine months ended December 31, 2015 and 2014, losses of $3,017,000 and $2,199,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The following assumptions were used to determine the fair value of the Supplier Warrant:

December 31, 2015
Risk free interest rate	0.96%
Expected life in years	1.75
Expected volatility	41.70%
Dividend yield	-
Probability of future financing	0%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrant. The expected life is based on the remaining contractual term of the warrant and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrant.

Contingent Consideration

The fair value of the contingent consideration of the OE Plus acquisition discussed in Note 2 was $1,320,000 at the acquisition date based on an option-pricing model. The contingent consideration is a Level 3 liability recorded in accrued expenses and other liabilities in the Company’s consolidated balance sheet at December 31, 2015. Any subsequent changes from the initial recognition in the fair value of the contingent consideration are recorded in current period earnings as a general and administrative expense. During the three and nine months ended December 31, 2015, a loss of $40,000 and $60,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the contingent consideration.

The following assumptions were used to determine the fair value of the contingent consideration:

December 31, 2015
Expected volatility	30.00%
Probability	90.00%
Counter party present value factor	5.44%

In addition to the above assumptions, a risk-free interest rate ranging from 0.15% to 1.28% commensurate with the term of the contingent consideration was used.

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2015		2014		2015		2014
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$12,248,000	$1,340,000	$10,322,000	$-	$10,506,000	$-	$10,047,000	$-
Newly issued	-	-	-	-	-	1,320,000	-	-
Total (gain) loss included in net income	1,275,000	40,000	1,924,000	-	3,017,000	60,000	2,199,000	-
Exercises/settlements	-	-	-	-	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$13,523,000	$1,380,000	$12,246,000	$-	$13,523,000	$1,380,000	$12,246,000	$-

During the nine months ended December 31, 2015, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Share-based Payments

Stock Options

The Company granted options to purchase 111,222 and 82,537 shares of common stock during the nine months ended December 31, 2015 and 2014, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Nine Months Ended December 31,
	2015	2014
Weighted average risk free interest rate	1.73%	1.75%
Weighted average expected holding period (years)	5.76	5.01
Weighted average expected volatility	46.84%	46.02%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$14.14	$9.65

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2015	1,389,254	$9.97
Granted	111,222	$31.16
Exercised	(305,871)	$9.98
Cancelled	(4,466)	$20.91
Outstanding at December 31, 2015	1,190,139	$11.91

At December 31, 2015, options to purchase 923,666 shares of common stock were exercisable at the weighted average exercise price of $9.07.

At December 31, 2015, there was $2,174,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 1.6 years.

Restricted Stock

During the nine months ended December 31, 2015 and 2014, the Company granted 49,702 and 95,645 shares of restricted stock, respectively, with an estimated grant date fair value of $1,566,000 and $2,316,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested restricted stock:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2015	181,443	$16.84
Granted	49,702	$31.50
Vested	(75,519)	$15.34
Cancelled	(2,099)	$20.05
Non-vested at December 31, 2015	153,527	$22.28

At December 31, 2015, there was $2,824,000 of unrecognized compensation expense related to awards of the restricted stock, which will be recognized over the remaining vesting period of approximately 1.6 years.

14. Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended December 31, 2015			Three Months Ended December 31, 2014
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$286,000	$(4,636,000)	$(4,350,000)	$328,000	$(1,666,000)	$(1,338,000)
Other comprehensive income (loss), net of tax	42,000	(422,000)	(380,000)	17,000	(338,000)	(321,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	(2,000)	-	(2,000)
Balance at end of period	$328,000	$(5,058,000)	$(4,730,000)	$343,000	$(2,004,000)	$(1,661,000)

The following summarizes changes in accumulated other comprehensive income (loss):

	Nine Months Ended December 31, 2015			Nine Months Ended December 31, 2014
	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$345,000	$(2,863,000)	$(2,518,000)	$321,000	$(1,198,000)	$(877,000)
Other comprehensive (loss) income, net of tax	(17,000)	(2,195,000)	(2,212,000)	24,000	(806,000)	(782,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	(2,000)	-	(2,000)
Balance at end of period	$328,000	$(5,058,000)	$(4,730,000)	$343,000	$(2,004,000)	$(1,661,000)

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

On October 26, 2015, the Company entered into a settlement and general and specific release agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiaries, which resolved the litigation and released the claims made or threatened by those parties against the Company and its executives in exchange for a payment by the Company of $18,500,000, of which approximately half was paid by the Company’s insurers under applicable insurance policies. As a result, the Company recorded an accrual of $9,250,000 in general and administrative expense in the consolidated statements of income, net of insurance recoveries, during the three months ended September 30, 2015 and this amount was paid in full during the three months ended December 31, 2015. None of the parties admitted the allegations made by any other party, and the settlement was entered into for the purpose of avoiding the time, expense, inconvenience and delay incident to protracted litigation. The settlement agreement was subject to approval by the applicable courts and other customary conditions, which have now been obtained and satisfied.

On December 8, 2015, the Company entered into a settlement agreement that resolved the federal court litigation brought in California by the Company involving the purchase of FAPL and various of its subsidiaries, styled Motorcar Parts of America, Inc. v. FAPL Holdings Inc., et al., Case No. 2:14-cv-01153-GW-JEM (“MPA Action”). The agreement also resolved the pending Ontario, Canada, litigation by individual defendants in the MPA Action against the Company relating to their employment.  The Company received a net payment of $5,800,000, which is included in general and administrative expenses in the consolidated statements of income for the three and nine months ended December 31, 2015. None of the parties admitted the allegations made by any other party. On December 16, 2015, the Ontario actions filed by the individual defendants against the Company were dismissed.

The Company also is subject to various other lawsuits and claims. Management does not believe that the outcome of these other matters will have a material adverse effect on its financial position or future results of operations.

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, and interim periods within fiscal years beginning after December 15, 2017. This guidance should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

Income Taxes

In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. This new guidance becomes effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted.  A reporting entity should apply the amendment prospectively or retrospectively. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. An organization should apply the new guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

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

The aftermarket for automobile parts is divided into two markets. The first is the DIY market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second is the professional installer market, commonly known as the DIFM market. This market is generally serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets.

Pursuant to the guidance provided under the FASB ASC for segment reporting, we have determined that our operating segments meet the criteria for aggregation and accordingly we have one reportable segment for purposes of recording and reporting our financial results.

Results of Operations for the Three Months Ended December 31, 2015 and 2014

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended December 31,
	2015	2014
Gross profit percentage	30.7%	29.1%
Cash flow used in operations	$(9,214,000)	$(9,667,000)
Finished goods turnover (annualized) (1)	6.6	6.2

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of sales for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended December 31,
	2015	2014
Net sales	$94,022,000	$83,992,000
Cost of goods sold	65,123,000	59,564,000
Gross profit	28,899,000	24,428,000
Cost of goods sold as a percentage of net sales	69.3%	70.9%
Gross profit percentage	30.7%	29.1%

Net Sales. Our net sales for the three months ended December 31, 2015 increased by $10,030,000, or 11.9%, to $94,022,000 compared to net sales for the three months ended December 31, 2014 of $83,992,000. The increase in our net sales was across all the product lines and reflects the impact of the new business awarded to us by a significant customer for our rotating electrical products, which began shipping in January 2015. We began selling remanufactured brake master cylinder products in July 2015. In addition, our prior year net sales included the favorable impact of the recognition of previously deferred revenue related to the Remanufactured Cores of $16,331,000 partially offset by an accrued sales allowance of $3,706,000 for the future buy-backs of Remanufactured Cores.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales decreased during the three months ended December 31, 2015 to 69.3% from 70.9% for the three months ended December 31, 2014, resulting in a corresponding increase in our gross profit to 30.7% for the three months ended December 31, 2015 from 29.1% for the three months ended December 31, 2014.  Our increase in gross profit was due primarily to overall lower per unit costs from an increased volume of purchases and production resulting in better absorption of overhead. In addition, our prior year gross profit included net expense of $537,000 in connection with the returns of products associated with the new business awarded to us.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended December 31,
	2015	2014
General and administrative	$8,802,000	$12,628,000
Sales and marketing	2,671,000	2,281,000
Research and development	711,000	601,000

Percent of net sales

General and administrative	9.4%	15.0%
Sales and marketing	2.8%	2.7%
Research and development	0.8%	0.7%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2015 were $8,802,000, which represents a decrease of $3,826,000, or 30.3%, from general and administrative expenses for the three months ended December 31, 2014 of $12,628,000. The decrease in general and administrative expenses was primarily due to (i) a $5,800,000 gain in connection with the settlement of litigation with FAPL and various of its subsidiaries, (ii) $2,157,000 of decreased legal fees, (iii) $1,183,000 of decreased loss recorded due to the change in the fair value of the forward foreign currency exchange contracts, and (iv) $649,000 of decreased loss recorded due to the change in the fair value of the warrant liability. These decreases in general and administrative expenses were partially offset by (i) $4,434,000 of increased bad debt expense resulting from the bankruptcy filing by one of our customers, (ii) $577,000 due to increased personnel to support our growth initiatives, (iii) $480,000 of increased general and administrative expenses at our offshore locations, (iv) $268,000 of increased incentive compensation, and (v) $154,000 of increased share-based compensation.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2015 increased $390,000, or 17.1%, to $2,671,000 from $2,281,000 for the three months ended December 31, 2014. The increase was due primarily to (i) $326,000 due to increased personnel to support our growth initiatives and (ii) $78,000 of increased advertising expenses.

Research and Development. Our research and development expenses increased by $110,000, or 18.3%, to $711,000 for the three months ended December 31, 2015 from $601,000 for the three months ended December 31, 2014, due primarily to $65,000 due to increased personnel to support our growth initiatives and $79,000 of increased supplies expense, partially offset by $28,000 of decreased travel.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended December 31, 2015 decreased $649,000, or 20.5%, to $2,516,000 from $3,165,000 for the three months ended December 31, 2014. We entered into a new credit facility on June 3, 2015 which resulted in a decrease in interest expense due to lower interest rates and lower average outstanding balances on our loans. This was partially offset by a higher balance of receivables discounted during the three months ended December 31, 2015 compared to the three months ended December 31, 2014 and the amortization of interest on accrued core payments.

Provision for Income Taxes

Income Tax. Our income tax expense was $6,451,000, or an effective tax rate of 45.4%, and $2,826,000, or an effective tax rate of 49.1% during the three months ended December 31, 2015 and 2014, respectively. The income tax rates for each period were higher than the federal statutory rate primarily due to (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction, (ii) the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) the non-deductible expense in connection with the fair value adjustment on the warrants. In addition, the income tax rate for the three months ended December 31, 2015 was impacted by certain adjustments related to the return to provision reconciliation, while the income tax rate for the three months ended December 31, 2014 includes the required adjustments to reflect the appropriate nine-month rate for fiscal 2015.

Results of Operations for the Nine Months Ended December 31, 2015 and 2014

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Nine Months Ended December 31,
	2015	2014
Gross profit percentage	28.3%	27.9%
Cash flow provided by continuing operations	$9,963,000	$2,926,000
Finished goods turnover (annualized) (1)	6.5	5.9

(1)	Annualized finished goods turnover for the period is calculated by multiplying cost of sales for the period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended December 31,
	2015	2014
Net sales	$271,527,000	$217,807,000
Cost of goods sold	194,817,000	157,143,000
Gross profit	76,710,000	60,664,000
Cost of goods sold as a percentage of net sales	71.7%	72.1%
Gross profit percentage	28.3%	27.9%

Net Sales. Our net sales for the nine months ended December 31, 2015 increased by $53,720,000, or 24.7%, to $271,527,000 compared to net sales for the nine months ended December 31, 2014 of $217,807,000. The increase in our net sales was across all the product lines and reflects the impact of the new business awarded to us by a significant customer for our rotating electrical products, which began shipping in January 2015. We began selling remanufactured brake master cylinder products in July 2015. In addition, our prior year net sales included the favorable impact of the recognition of previously deferred revenue related to the Remanufactured Cores of $16,331,000 partially offset by an accrued sales allowance of $3,706,000 for the future buy-backs of Remanufactured Cores. Our net sales for the nine months ended December 31, 2015 were negatively impacted by returns and allowances as discussed in the Cost of Goods/Gross Profit paragraph below.

Cost of Goods Sold/Gross Profit. Our cost of goods sold as a percentage of net sales decreased during the nine months ended December 31, 2015 to 71.7 % from 72.1% for the nine months ended December 31, 2014, resulting in a corresponding increase in our gross profit to 28.3% for the nine months ended December 31, 2015 from 27.9% for the nine months ended December 31, 2014. Our increase in gross profit was due primarily to overall lower per unit costs from an increased volume of purchases and production resulting in better absorption of overhead.  In addition, our gross profit for the nine months ended December 31, 2015 was further impacted by the following returns and allowances associated with new business: (i) $3,352,000 of returns associated with remanufactured brake master cylinder products, (ii) $3,396,000 of allowances in connection with core inventory purchases for remanufactured brake master cylinder products, and (iii) $2,350,000 of returns and allowances for rotating electrical products. Our gross profit for the nine months ended December 31, 2014 was impacted by (i) $6,641,000 recorded in connection with the returns of certain wheel hub and new brake master cylinder products, (ii) $2,879,000 of allowances recorded in connection with certain core inventory purchases, (iii) $560,000 of initial warranty accrual set up for new brake master cylinder products, (iv) $537,000 was net expense recorded in connection with the returns of products associated with the new business awarded to us, (v) special upfront allowances incurred of $442,000, and (vi) $189,000 of start-up costs incurred related to the introduction of our new brake master cylinder products.

Operating Expenses

The following summarizes operating expenses:

	Nine Months Ended December 31,
	2015	2014
General and administrative	$38,381,000	$27,832,000
Sales and marketing	7,583,000	5,944,000
Research and development	2,093,000	1,662,000

Percent of net sales

General and administrative	14.1%	12.8%
Sales and marketing	2.8%	2.7%
Research and development	0.8%	0.8%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2015 were $38,381,000, which represents an increase of $10,549,000, or 37.9%, from general and administrative expenses for the nine months ended December 31, 2014 of $27,832,000. The increase in general and administrative expenses was primarily due to (i) $9,250,000, net of insurance recoveries, for the litigation settlement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiaries, (ii) $4,374,000 of increased bad debt expense resulting from the bankruptcy filing by one of our customers, (iii) $1,405,000 due to increased personnel to support our growth initiatives, (iv) $818,000 of increased loss recorded due to the change in the fair value of the warrant liability, (v) $615,000 of increased professional services, (vi) $265,000 of increased general and administrative expenses at our offshore locations, (vii) $195,000 of increased travel, and (viii) $143,000 of increased directors expense. These increases in general and administrative expenses were partially offset by (i) a $5,800,000 gain in connection with the settlement of litigation with FAPL and various of its subsidiaries, (ii) $962,000 of decreased loss recorded due to the change in the fair value of the forward foreign currency exchange contracts, and (iii) $398,000 of decreased legal fees.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2015 increased $1,639,000, or 27.6%, to $7,583,000 from $5,944,000 for the nine months ended December 31, 2014. The increase was due primarily to (i) $906,000 due to increased personnel to support our growth initiatives, (ii) $395,000 of increased commissions, (iii) $174,000 of increased advertising expenses, and (iv) $100,000 of increased other marketing expenses in connection with the new rotating electrical business.

Research and Development. Our research and development expenses increased by $431,000, or 25.9%, to $2,093,000 for the nine months ended December 31, 2015 from $1,662,000 for the nine months ended December 31, 2014, due primarily to $259,000 in increased personnel to support our growth initiatives and $214,000 of increased supplies expense, partially offset by $51,000 of decreased travel.

Interest Expense

Interest Expense, net. Our interest expense, net for the nine months ended December 31, 2015 increased $3,649,000, or 36.8%, to $13,566,000 from $9,917,000 for the nine months ended December 31, 2014. The increase in interest expense was due primarily to the write-off of previous debt issuance costs of $5,108,000 in connection with the Financing Agreement which was terminated when we entered into a new credit facility on June 3, 2015. In addition, interest expense increased due to a higher balance of receivables discounted during the nine months ended December 31, 2015 compared to the nine months ended December 31, 2014 and the amortization of interest on accrued core payments. These increases were partially offset by lower interest rates and lower average outstanding balances on our loans.

Provision for Income Taxes

Income Tax. Our income tax expense was $6,821,000, or an effective tax rate of 45.2%, and $6,958,000, or an effective tax rate of 45.5% during the nine months ended December 31, 2015 and 2014, respectively. The income tax rates were higher than the federal statutory rate primarily due to (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdiction, (ii) the impact of non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) the non-deductible expenses in connection with the fair value adjustment on the warrants. In addition, the income tax rate for the nine months ended December 31, 2015 was impacted by certain adjustments related to the return to provision reconciliation, while the income tax rate for the nine months ended December 31, 2014 was impacted by the payments made under voluntary disclosure agreements with certain states.

Liquidity and Capital Resources

Overview

At December 31, 2015, we had negative working capital of $1,164,000, a ratio of current assets to current liabilities of 0.99:1, and cash of $13,701,000, compared to working capital of $66,734,000, a ratio of current assets to current liabilities of 1.6:1, and cash of $61,230,000 at March 31, 2015. We generated cash during the nine months ended December 31, 2015 from operations, the use of receivable discount programs with certain of our major customers, and from our credit facility. The cash generated from these activities was used to: (i) repay our previous financing agreement which was terminated when we entered into a new credit facility on June 3, 2015, (ii) build up our long-term core inventory to support higher sales, and (iii) make accrued core payments.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statement of cash flows:

	Nine Months Ended December 31,
	2015	2014
Cash provided by (used in):
Operating activities	$9,963,000	$2,926,000
Investing activities	(6,707,000)	(2,628,000)
Financing activities	(50,642,000)	51,896,000
Effect of exchange rates on cash and cash equivalents	(143,000)	(75,000)
Net (decrease) increase in cash and cash equivalents	$(47,529,000)	$52,119,000

Additional selected cash flow data:
Depreciation and amortization	$2,213,000	$1,865,000
Capital expenditures	3,168,000	2,551,000

Net cash provided by operating activities was $9,963,000 and $2,926,000 during the nine months ended December 31, 2015 and 2014, respectively. The significant changes in our operating activities for the nine months ended December 31, 2015, were due primarily to (i) increased operating results (net income plus net add-back for non-cash transactions in earnings), (ii) reduction in our non-core finished good inventory as a result of higher sales, (iii) accrued core payments made during the current fiscal year, and (iv) increased long-term core inventory to support higher sales.

Net cash used in investing activities was $6,707,000 and $2,628,000 during the nine months ended December 31, 2015 and 2014, respectively. The increase in investing activities during the nine months ended December 31, 2015, were due mainly to (i) the acquisition of OE Plus, (ii) the purchase of equipment for our office, manufacturing and warehousing facilities, and (iii) additions to our short-term investments.

Net cash used in financing activities during the nine months ended December 31, 2015 was $50,642,000 compared to net cash provided by financing activities during the nine months ended December 31, 2014 of $51,896,000. The change in financing activities during the nine months ended December 31, 2015 was due mainly to the increased net repayment of our long term debt compared to net proceeds received from our public offering in September 2014.

Capital Resources

Debt

We are party to the following credit agreements.

Credit Facility

We were party to a financing agreement (as amended, modified, amended and restated or supplemented, the “Financing Agreement”) with a syndicate of lenders party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent. The Financing Agreement was comprised of (i) a $95,000,000 term facility (the “Term Loans” and (ii) an up to $40,000,000 revolving facility subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Facility”). The interest rate on our Term Loans was 6.75% at March 31, 2015. The obligations under the Financing Agreement were repaid on June 3, 2015.

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

The New Term Loans require quarterly principal payments of $781,250 beginning October 1, 2015. The New Revolving Facility and New Term Loans made under the Credit Facility bear interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date. The interest rate on our New Term Loans and New Revolving Facility was 3.0% and 3.64%, respectively, at December 31, 2015.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of December 31, 2015.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of December 31, 2015	Financial covenants required per the Credit Facility
Maximum senior leverage ratio	0.42	2.50
Minimum fixed charge coverage ratio	1.67	1.10

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

At December 31, 2015, we had $7,000,000 outstanding under the New Revolving Facility. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $1,057,000 for commercial letters of credit at December 31, 2015. We had no outstanding balance under the Revolving Facility at March 31, 2015. At December 31, 2015, $91,513,000, subject to certain adjustments, was available under the New Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $13,523,000 and $10,506,000 at December 31, 2015 and March 31, 2015, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at December 31, 2015 and March 31, 2015. During the three months ended December 31, 2015 and 2014, losses of $1,275,000 and $1,924,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2015 and 2014, losses of $3,017,000 and $2,199,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability

Receivable Discount Programs

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

The following is a summary of the receivable discount programs:

	Nine Months Ended December 31,
	2015	2014
Receivables discounted	$248,443,000	$198,073,000
Weighted average days	342	337
Annualized weighted average discount rate	2.2%	2.0%
Amount of discount as interest expense	$5,241,000	$3,691,000

Off-Balance Sheet Arrangements

At December 31, 2015, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $3,168,000 and $2,551,000 for the nine months ended December 31, 2015 and 2014, respectively. Our capital expenditures were primarily related to the purchase of equipment for our office, manufacturing and warehousing facilities. We expect our fiscal year 2016 capital expenditures to be approximately $4,000,000 for purchases of equipment, information technology, and leasehold improvements to our current facilities. We expect to use cash from our operations and incur additional capital lease obligations to finance these capital expenditures.

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

On October 26, 2015, we entered into a settlement and general and specific release agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiaries, which resolved the litigation and released the claims made or threatened by those parties against us and our executives in exchange for a payment by us of $18,500,000, of which approximately half was paid by our insurers under applicable insurance policies. As a result, we recorded an accrual of $9,250,000 in general and administrative expense in the consolidated statements of income, net of insurance recoveries, during the three months ended September 30, 2015 and this amount was paid in full during the three months ended December 31, 2015. None of the parties admitted the allegations made by any other party, and the settlement was entered into for the purpose of avoiding the time, expense, inconvenience and delay incident to protracted litigation. The settlement agreement was subject to approval by the applicable courts and other customary conditions, which have now been obtained and satisfied.

On December 8, 2015, we entered into a settlement agreement that resolved the federal court litigation brought in California by us involving the purchase of FAPL and various of its subsidiaries, styled Motorcar Parts of America, Inc. v. FAPL Holdings Inc., et al., Case No. 2:14-cv-01153-GW-JEM (“MPA Action”). The agreement also resolved the pending Ontario, Canada, litigation by individual defendants in the MPA Action against us relating to their employment.  We received a net payment of $5,800,000, which is included in general and administrative expenses in the consolidated statements of income for the three and nine months ended December 31, 2015. None of the parties admitted the allegations made by any other party. On December 16, 2015, the Ontario actions filed by the individual defendants against us were dismissed.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed on June 15, 2015, except as discussed below.

Recently Adopted Accounting Standards

Debt Issuance Costs

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued. We adopted this guidance effective June 30, 2015 which resulted in the reclassification of debt issuance cost of $879,000 from other assets and is now presented as a direct deduction of $110,000 to the current portion of the term loan and $769,000 to the noncurrent portion of the term loan in the previously reported consolidated balance sheet at March 31, 2015. We elected to continue presenting debt issuance costs related to our revolving credit facilities as an asset. The adoption of this guidance did not have any other impact on our consolidated financial statements.

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

Income Taxes

In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. This new guidance becomes effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted.  A reporting entity should apply the amendment prospectively or retrospectively. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the new guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

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

Under the supervision and with the participation of management, including our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our Chief Executive Officer, Chief Financial Officer, and Chief Accounting Officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2015.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the third quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2015, which was filed on June 15, 2015, and as amended by the Form 10-K/A filed with the SEC on July 29, 2015, except as discussed below.

On October 26, 2015, we entered into a settlement and general and specific release agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiaries, which resolved the litigation and released the claims made or threatened by those parties against us and our executives in exchange for a payment by us of $18,500,000, of which approximately half was paid by our insurers under applicable insurance policies. As a result, we recorded an accrual of $9,250,000 included in general and administrative expense in the consolidated statements of income, net of insurance recoveries, during the three months ended September 30, 2015 and this amount was paid in full during the three months ended December 31, 2015. None of the parties admitted the allegations made by any other party, and the settlement was entered into for the purpose of avoiding the time, expense, inconvenience and delay incident to protracted litigation. The settlement agreement was subject to approval by the applicable courts and other customary conditions, which have now been obtained and satisfied.

On December 8, 2015, we entered into a settlement agreement that resolved the federal court litigation brought in California by us involving the purchase of FAPL and various of its subsidiaries, styled Motorcar Parts of America, Inc. v. FAPL Holdings Inc., et al., Case No. 2:14-cv-01153-GW-JEM (“MPA Action”). The agreement also resolved the pending Ontario, Canada, litigation by individual defendants in the MPA Action against us relating to their employment.  We received a net payment of $5,800,000, which is included in general and administrative expenses in the consolidated statements of income for the three and nine months ended December 31, 2015. None of the parties admitted the allegations made by any other party. On December 16, 2015, the Ontario actions filed by the individual defendants against us were dismissed.

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
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K/A filed on January 22, 2016.

10.2	First Amendment to the Credit Facility, dated as of November 5, 2015, among Motorcar Parts of America, Inc. each lender from time to time party thereto, and PNC Bank, National Association, as agent	Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 9, 2015.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2015, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: February 9, 2016	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2016	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer