Form 10-K
period 2016-03-31
MOTORCAR PARTS AMERICA INC
filed 2016-06-14
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2015, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $566,792,048 based on the closing sale price as reported on the NASDAQ Global Market.

There were 18,534,711 shares of common stock outstanding as of June 7, 2016.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G(3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2016 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2016.

PART I

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

The current population of vehicles in the U.S. is approximately 253 million and the average age of these vehicles is approximately 11.5 years. While the aged vehicle population is favorable today, miles driven continues to fluctuate primarily based on fuel prices. We believe demand and replacement rates for aftermarket automotive parts generally increase with the age of vehicles and increases in miles driven.

The aftermarket for automobile parts is divided into two markets. The first market is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets.

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, we have identified our chief executive officer as our chief operating decision maker (“CODM”), have reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that our business comprises one reportable segment for purposes of recording and reporting our financial results.

Growth Strategies

We are focused on growing our share in all channels within the aftermarket, including DIY, DIFM and OES. We are well positioned for growth in all channels, in particular the DIFM market in three ways: (i) our auto parts retail customers are expanding their efforts to target the DIFM market, (ii) we sell our products under private label and our own brand names directly to suppliers that focus on professional installers, and (iii) we sell our products to original equipment manufacturers for distribution to the professional installer both for warranty replacement and their general aftermarket channels. We have been successful in growing sales to all channels of the aftermarket.

Our goal is to take advantage of multiple growth strategies. To accomplish this, key elements of our strategy include:

●	Grow our product lines both with existing and potential new customers. We continue to develop and offer current and new sales programs to ensure that we are doing all we can to support our customers’ businesses. We remain dedicated to manage growth and continue to focus on enhancements to our infrastructure and making investments in resources to support our customers.

●	Introduction of new product lines. We continue to strive to expand our business by exploring new product lines including working with our existing customers to identify potential new product opportunities. We expect to launch a new product line in the second quarter of fiscal 2017.

●	The strategic acquisition of other companies or businesses. We have in the past and intend to continue to making strategic acquisitions to grow our business. We maintain an in-house acquisition team that continuously works to identify potential new targets.

●	Creating value for our customers. A core part of our strategy is ensuring that we add meaningful value for our customers. We consistently support and pilot our customers’ supply management initiatives in addition to providing demand analytics, inventory planning, market share, and retail store layout information to our customers.

Products

Our current products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, and (iii) brake master cylinders.

Our products meet or exceed original equipment manufacturer specifications. We produce both new and remanufactured units. Remanufacturing generally creates a supply of parts at a lower cost to the end user than newly manufactured parts and makes available automotive parts which are no longer manufactured. Our remanufactured parts are generally sold at competitively lower prices than most new replacement parts. We believe most of our automotive parts are non-elective replacement parts in all makes and models of vehicles because they are required for a vehicle to operate.

We recycle materials, including metal from the Used Cores and corrugated packaging, in keeping with our focus of positively impacting the environment.

The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different automotive parts required to service vehicles. We carry over 13,000 stock keeping units (“SKUs”) for automotive parts that are sold under our customers’ widely recognized private label brand names and our Quality-Built®, Pure Energy™, Xtreme®, Reliance™ and other brand names.

Sales, Marketing and Distribution

We sell our products to the largest automotive chains in North America including Advance (inclusive of Carquest, Autopart International, and Worldpac), AutoZone, Genuine Parts (NAPA), O’Reilly, and Pep Boys, with an aggregate of approximately 24,000 retail outlets. In addition, we sell our products to OES customers, professional installers, and a diverse group of automotive warehouse distributors.

We publish printed and electronic catalogs with part numbers and applications for our products along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.

We ship our products from our facilities and fee warehouses located in North America.

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2016, 2015 and 2014, sales to our three largest customers in the aggregate represented 87%, 86% and 83%, respectively, of our net sales, and sales to our largest customer, AutoZone, represented 48%, 56% and 53%, respectively, of our net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

Customer Arrangements; Impact on Working Capital. We have various length agreements with our customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of our products. Because of the very competitive nature of the market and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) store expansion or product development support. These contracts typically require that we meet ongoing standards related to fulfillment, price, and quality. Our contracts with major customers expire at various dates through April 2021.

While these longer-term agreements strengthen our customer relationships, the increased demand for our products often requires that we increase our inventories and personnel. Customer demands that we purchase and maintain their Remanufactured Core inventory also requires the use of our available working capital. The marketing and other allowances we typically grant our customers in connection with our new or expanded customer relationships adversely impact near-term revenues, profitability and associated cash flows from these arrangements. However, we believe the investment we make in these new or expanded customer relationships will improve our overall liquidity and cash flow from operations over time.

Competition

The market for aftermarket automotive parts is highly competitive. We compete with several large and medium sized remanufacturers, including BBB Industries, Remy/BorgWarner Inc., and a large number of smaller regional and specialty remanufacturers. We also compete with overseas manufacturers, particularly those located in China, who are increasing their operations and could become a significant competitive force in the future.

We believe that the reputations for quality and customer service that a supplier provides are significant factors in our customers’ purchase decisions. We believe that our ability to provide quality replacement automotive parts, rapid and reliable delivery capabilities as well as promotional support distinguishes us from many of our competitors and provides a competitive advantage. In addition, we believe favorable pricing, our core exchange program, and extended payment terms are also very important competitive factors in customers’ purchase decisions.

We seek to protect our proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of our employees and other persons who have access to that information.

Operations

Production Process. The majority of our products are remanufactured. Our remanufacturing process begins with the receipt of Used Cores from our customers or core brokers. The Used Cores are evaluated for inventory control purposes and then sorted by part number. Each Used Core is completely disassembled into its fundamental components. The components are cleaned in an environmentally-sound process that employs customized equipment and cleaning materials in accordance with the required specifications of the particular component. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. Non-salvageable components of the Used Core are sold as scrap.

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

Our remanufacturing processes combine product families with similar configurations into dedicated factory work cells. This remanufacturing process, known as “lean manufacturing,” replaced the more traditional assembly line approach we had previously utilized and eliminated a large number of inventory moves and the need to track inventory movement through the remanufacturing process. This lean manufacturing process has been fully implemented at all of our production facilities. This manufacturing enables us to significantly reduce the time it takes to produce a finished product. We continue to explore opportunities for improving efficiencies in our remanufacturing process.

Offshore Remanufacturing. The majority of our remanufacturing operations are conducted at our facilities in Mexico and Malaysia. We continue to maintain production of certain remanufactured units that require specialized service and/or rapid turnaround in our U.S. facilities. In addition, we operate shipping and receiving warehouses and testing facilities in Singapore and China for our products.

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

The price of a finished remanufactured product sold to our customers is generally comprised of an amount for remanufacturing (“unit value”) and an amount separately invoiced for the Remanufactured Core included in the product (“Remanufactured Core charge”). The Remanufactured Core charge is equal to the credit we offer to induce the customer to use our core exchange program and send back the Used Cores to us. The ability to obtain Used Cores, materials and components of the types and quantities we need is essential to our ability to meet demand.

Purchased Finished Goods. In addition to our remanufactured goods, we also purchase finished goods from various suppliers, including several located in Asia. We perform supplier qualification, product inspection and testing according to our ISO TS 16949 certified quality system to assure product quality levels.  We also perform periodic site audits of our suppliers’ manufacturing facilities.

Return Rights. Under our customer agreements and general industry practice, our customers are allowed stock adjustments if their inventory of certain product lines exceeds the inventory necessary to support sales to end-user consumers (stock adjustment returns). Customers have various contractual rights for stock adjustment returns which are typically less than 5% of units sold. In some instances, we allow a higher level of returns in connection with significant restocking orders. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. We allow this general right of return regardless of whether the returned item is or is not defective. We seek to limit aggregate returns to less than 20% of unit sales. Stock adjustment returns do not occur at any specific time during the year.

As is standard in the industry, we only accept returns from on-going customers. If a customer ceases doing business with us, we have no further obligation to accept additional product returns from that customer. Similarly, we accept product returns and grant appropriate credits to new customers from the time the new customer relationship is established.

Employees

We employed 2,663 full-time global employees as of March 31, 2016. We use independent contractors and temporary employees to supplement our workforce as needed. A union represents 2,080 of the employees at our Mexico facility. All other employees are non-union. We consider our relations with our employees to be satisfactory.

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

Our net sales are concentrated among a small number of large customers. During fiscal 2016, sales to our three largest customers in the aggregate represented 87% of our net sales, and sales to our largest customer represented 48% of our net sales. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. Changes in terms with, significant allowances for and collections from these customers could affect our operating results and cash flows. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations and financial condition.

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

Our overseas operations, especially our operations in Mexico, increase our exposure to political, criminal or economic instability in the host countries and to currency fluctuations. Risks are inherent in international operations, including:

●	exchange controls and currency restrictions;
●	currency fluctuations and devaluations;
●	changes in local economic conditions;
●	repatriation restrictions (including the imposition or increase of withholding and other taxes on remittances and other payments by foreign subsidiaries);
●	global sovereign uncertainty and hyperinflation in certain foreign countries;
●	laws and regulations relating to export and import restrictions;
●	exposure to government actions; and
●	exposure to local political or social unrest including resultant acts of war, terrorism or similar events.

These and other factors may have a material adverse effect on our offshore activities and on our business, results of operations and financial condition. Our overall success as a business depends, substantially, upon our ability to manage our foreign operations. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could materially and adversely impact our business, results of operations and financial condition.

Interruptions or delays in obtaining component parts could impair our business and adversely affect our operating results.

In our remanufacturing processes, we obtain Used Cores, primarily through the core exchange program with our customers, and component parts from third-party manufacturers. We generally purchase up to 20% of our Used Cores from core brokers. Historically, the Used Core returned from customers together with purchases from core brokers have provided us with an adequate supply of Used Cores. If there was a significant disruption in the supply of Used Cores, whether as a result of increased Used Core acquisitions by existing or new competitors or otherwise, our operating activities could be materially and adversely impacted. In addition, a number of the other components used in the remanufacturing process are available from a very limited number of suppliers. We are, as a result, vulnerable to any disruption in component supply, and any meaningful disruption in this supply would materially and adversely impact our operating results.

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

Our operating results are affected over the long term by automotive parts failure rates. These failure rates are impacted by a number of factors outside of our control, including product designs that have resulted in greater reliability, the number of miles driven by consumers, and the average age of vehicles on the road. A reduction in the failure rates of automotive parts would adversely affect our sales and profitability.

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

Over the past several years, we have violated a number of the financial and other covenants contained in our credit agreements with our lenders. Our most recent waiver was in June 2013. If we fail to meet the financial covenants or the other obligations set forth in our credit agreements in the future, there is no assurance that our lenders will waive any such defaults. If obtained, any such waiver may impose significant costs or covenants on us.

Our stock price may be volatile and could decline substantially.

Our stock price may decline substantially as a result of developments in our business, the volatile nature of the stock market, and other factors beyond our control. The stock market has, from time to time, experienced extreme price and volume fluctuations. Many factors may cause the market price for our common stock to decline, including (i) our operating results failing to meet the expectations of securities analysts or investors in any period, (ii) downward revisions in securities analysts’ estimates, (iii) market perceptions concerning our future earnings prospects, (iv) public or private sales of a substantial number of shares of our common stock, and (v) adverse changes in general market conditions or economic trends.

Unfavorable currency exchange rate fluctuations could adversely affect us.

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2016, approximately 10% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes.  These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings.

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

In order to position ourselves to take advantage of growth opportunities, we have made, and may continue to make, strategic acquisitions that involve significant risks and uncertainties. These risks and uncertainties include:

●	the difficulty in integrating newly-acquired businesses and operations in an efficient and effective manner;
●	the challenges in achieving strategic objectives, cost savings and other benefits from acquisitions;
●	the potential loss of key employees of the acquired businesses;
●	the risk of diverting the attention of senior management from our operations;
●	risks associated with integrating financial reporting and internal control systems;
●	difficulties in expanding information technology systems and other business processes to accommodate the acquired businesses; and
●	future impairments of any goodwill of an acquired business.

We may also incur significant expenses to pursue and consummate acquisitions. Any of the foregoing, or a combination of them, could cause us to incur additional expenses, and materially and adversely impact our business, financial condition, results of operations or liquidity.

Weakness in conditions in the global credit markets and macroeconomic factors could adversely affect our financial condition and results of operations.

Any weakness in the credit markets could result in significant constraints on liquidity and availability of borrowing terms from lenders and accounts payable with vendors. Modest economic growth in most major industrial countries in the world and uncertain prospects for continued growth threaten to cause tightening of the credit markets, more stringent lending standards and terms, and higher interest rates. The persistence of these conditions could have a material adverse effect on our borrowings and the availability, terms and cost of such borrowings. In addition, deterioration in the U.S. economy could materially and adversely impact our operating results.

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

In addition, because we depend on independent third parties to manufacture a significant portion of our wheel hub, master cylinder, and other purchased finished goods, we cannot be certain that we will not experience operational difficulties with such manufacturers, such as reductions in the availability of production capacity, errors in complying with merchandise specifications, insufficient quality controls and failure to meet production deadlines or increases in manufacturing costs.

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

Merchandise manufactured offshore represents a significant portion of our total product purchases. A disruption in the shipping or cost of such merchandise may significantly decrease our sales and profits. In addition, if imported merchandise becomes more expensive or unavailable, the transition to alternative sources may not occur in time to meet our demands. Merchandise from alternative sources may also be of lesser quality and more expensive than those we currently import. Risks associated with our reliance on imported merchandise include disruptions in the shipping and importation or increase in the costs of imported products. For example, common risks may be:

●	raw material shortages;
●	work stoppages;
●	strikes and political unrest;
●	problems with oceanic shipping, including shipping container shortages;
●	increased customs inspections of import shipments or other factors causing delays in shipments;
●	economic crises;
●	international disputes and wars;
●	loss of “most favored nation” trading status by the U. S. in relations to a particular foreign country;
●	import duties;
●	import quotas and other trade sanctions; and
●	increases in shipping rates.

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

Cyber-attacks or other breaches of information technology security could adversely impact our business and operations.

Cyber-attacks or other breaches of network or information technology security may cause equipment failure or disruption to our operations. Such attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. While, to the best of our knowledge, we have not been subject to cyber-attacks or to other cyber incidents which, individually or in the aggregate, have been material to our operations or financial conditions, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our data or unauthorized disclosure of confidential information, it could cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. While we maintain specific cyber insurance coverage, which would apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.

Regulations related to conflict minerals could adversely impact our business.

The Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) contains provisions to improve transparency and accountability concerning the supply of certain minerals, known as “conflict minerals”, originating from the Democratic Republic of Congo (“DRC”) and adjoining countries. These rules could adversely affect the sourcing, supply, and pricing of materials used in our products, as the number of suppliers who provide conflict-free minerals may be limited. We may also suffer reputational harm if we determine that certain of our products contain minerals not determined to be conflict-free or if we are unable to modify our products to avoid the use of such materials. We may also face challenges in satisfying customers who may require that our products be certified as containing conflict-free minerals.

Natural disasters or other disruptions in our business in California and Baja California, Mexico could increase our operating expenses or cause us to lose revenues.

A substantial portion of our operations are located in California and Baja California, Mexico, including our headquarters, remanufacturing and warehouse facilities.  Any natural disaster, such as an earthquake, or other damage to our facilities from weather, fire or other event could cause us to lose inventory, delay delivery of orders to customers, cause us to incur additional expenses to repair, disrupt our operations and otherwise harm our business.  These events could also disrupt our information systems, which would harm our ability to manage our operations worldwide and compile and report financial information.  As a result, we could incur additional expenses or liabilities or lose revenues, which could exceed any insurance coverage and would adversely affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Expiration

Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2022
Tijuana, Mexico (1)	Remanufacturing, Warehouse, and Office	311,000	Leased	October 2016
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	65,000	Leased	Various through September 2018
Shanghai, China	Warehouse and Office	54,000	Leased	March 2019
North Dighton, MA	Warehouse and Office	65,000	Leased	May 2017
(1)	We have the option to extend the lease term for six additional 30-day periods.

We believe the above mentioned facilities are sufficient to satisfy our foreseeable warehousing, production, distribution and administrative office space requirements for our current operations.

Item 3.	Legal Proceedings

We were a defendant in a case filed by an investment bank in state court in New York alleging breach of contract.  On May 13, 2016, we entered into a settlement agreement to avoid further litigation and to settle and resolve all causes of action, claims, and disputes. None of the parties admitted the allegations made by any other party. In connection with this lawsuit, we established a reserve of $1,100,000 as of March 31, 2016 and the related expense was recorded in fiscal 2016. This amount was paid in full on May 19, 2016. In addition, we have established a reserve of $218,000 in connection with a settlement agreement with one of the discontinued subsidiary’s suppliers.

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

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. The following table sets forth the high and low prices for our common stock during fiscal 2016 and 2015.

	Fiscal 2016		Fiscal 2015
	High	Low	High	Low
1st Quarter	$33.33	$25.86	$29.29	$22.13
2nd Quarter	$36.62	$27.37	$31.02	$21.79
3rd Quarter	$41.03	$30.76	$36.43	$23.30
4th Quarter	$38.78	$28.52	$31.65	$22.12

As of June 7, 2016, there were 18,534,711 shares of common stock outstanding held by 16 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the board of directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements and other relevant factors. Additionally, our agreement with our lenders permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

Share Repurchase Program

In March 2010, our board of directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. The program does not have an expiration date. Under this program we repurchased and retired a total 67,347 shares at a total cost of $389,000 through fiscal 2013. We did not repurchase any common stock during fiscal 2016, 2015, and 2014.

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2016:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by securities holders	1,137,593	(1)	$11.98	(2)	1,272,450	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A

Total	1,137,593		$11.98		1,272,450

(1)	Consists of (i) options issued pursuant to our 2003 Long-Term Incentive Plan, 2004 Non-Employee Director Stock Option Plan, and Second Amended and Restated 2010 Incentive Award Plan and (ii) RSUs issued under our 2014 Non-Employee Director Incentive Award Plan.
(2)	The weighted average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(3)	Consists of shares available for issuance under our Second Amended and Restated 2010 Incentive Award Plan and 2014 Non-Employee Director Incentive Award Plan.

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2016 with the NASDAQ Composite Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2011 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following selected historical consolidated financial information for the periods indicated below has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

Our selected income statement data below represents our continuing operations and excludes the results of the discontinued subsidiary between the acquisition in May 2011 and its bankruptcy in June 2013.

	Fiscal Years Ended March 31,
Income Statement Data	2016	2015	2014	2013	2012

Net sales	$368,970,000	$301,711,000	$258,669,000	$213,151,000	$178,551,000
Operating income	38,286,000	33,586,000	32,104,000	34,314,000	26,574,000
Income from continuing operations	10,563,000	11,453,000	6,482,000	14,558,000	14,348,000
Basic net income per share from continuing operations	$0.58	$0.68	$0.45	$1.01	$1.15
Diluted net income per share from continuing operations	$0.55	$0.65	$0.42	$1.01	$1.13

	March 31,
Balance Sheet Data	2016	2015	2014	2013	2012

Total assets	$413,372,000	$420,881,000	$318,853,000	$364,969,000	$501,898,000
Working capital (1)	8,702,000	66,734,000	22,077,000	33,722,000	15,311,000
Revolving loan	7,000,000	-	10,000,000	-	-
Term loan	23,047,000	79,222,000	87,277,000	81,905,000	75,000,000
Capital lease obligations	2,608,000	528,000	318,000	214,000	463,000
Other long term liabilities	49,185,000	43,725,000	26,340,000	15,464,000	10,526,000
Shareholders’ equity (deficit)	$210,808,000	$190,203,000	$109,636,000	$(3,514,000)	$73,619,000

(1)	The calculation of working capital excludes the impact of the discontinued subsidiary between the acquisition in May 2011 and its bankruptcy in June 2013.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to a small number of customers, changes in the financial condition of or our relationship with any of our major customers, the increasing customer pressure for lower prices and more favorable payment and other terms, lower revenues than anticipated from new and existing contracts, the increasing demands on our working capital, the significant strain on working capital associated with large inventory purchases from customers, any meaningful difference between expected production needs and ultimate sales to our customers, investments in operational changes or acquisitions, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults, increases in interest rates, the impact of high gasoline prices, consumer preferences and general economic conditions, increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, risks associated with cyber-attacks, risks associated with conflict minerals, and other factors discussed herein and in our other filings with the SEC.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES programs. Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, and (iii) brake master cylinders.

The current population of vehicles in the U.S. is approximately 253 million and the average age of these vehicles is approximately 11.5 years. While the aged vehicle population is favorable today, miles driven continues to fluctuate primarily based on fuel prices. We believe demand and replacement rates for aftermarket automotive parts generally increase with the age of vehicles and increases in miles driven.

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

Pursuant to the guidance provided under the FASB ASC for segment reporting, we have identified our chief executive officer as CODM, have reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that our business comprises one reportable segment for purposes of recording and reporting our financial results.

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

Our remanufacturing operations require that we acquire Used Cores, a necessary raw material, from our customers and offer our customers marketing and other allowances that impact revenue recognition. These elements of our business give rise to more complex accounting than many businesses our size or larger.

Inventory

Non-core Inventory

Non-core inventory is comprised of (i) non-core raw materials, (ii) the non-core value of work in process, (iii) the non-core value of remanufactured finished goods, and (iv) purchased finished goods. Used Cores, the Used Core value of work in process, and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described below under the caption “Long-term Core Inventory.” Used Cores are a source of raw materials used in the remanufacturing of our products.

Non-core inventory is stated at the lower of cost or market. The cost of non-core remanufactured inventory approximates average historical purchase prices paid for raw materials, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of purchased finished goods inventory approximates average historical purchase prices paid, and an allocation of fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:

•	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

•	Non-core work in process is in various stages of production and is valued at the average cost of materials issued to the open work orders. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

•	The cost of remanufactured finished goods includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expense these unallocated overhead as period costs. During fiscal 2016 and 2015 there were no unallocated overhead charged directly to cost of sales due to the usage of our U.S. facilities for wheel hub and brake master cylinder products. For the fiscal year ended March 31, 2014, approximately $1,070,000 was considered unallocated overhead charged directly to cost of sales.

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

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in management’s judgment, impact our ability to sell or liquidate potentially excess or obsolete inventory. We recorded reserves of $3,626,000 and $2,675,000 for excess and obsolete inventory at March 31, 2016 and 2015, respectively, based on higher inventory levels to support our growth.

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

Long-term Core Inventory Deposit

During fiscal 2016, we completed the core buy-back program with one of our largest customers. As a result of the completion of this buy-back program and related long-term core inventory reconciliations, $25,805,000 from long-term core inventory deposit was transferred to Remanufactured Cores held at customers’ locations within long-term core inventory. At March 31, 2015, $26,002,000 of Remanufactured Cores in connection with this core buy-back program was included in long-term core inventory deposit. The remaining long-term core inventory deposit represents the cost of Remanufactured Cores we have purchased from customers, which are held by the customers and remain on the customers’ premises. The costs of these Remanufactured Cores were established at the time of the transaction based on the then current cost, determined as noted under the caption “Long-Term Core Inventory”. The selling value of these Remanufactured Cores was established based on agreed upon amounts with these customers. We expect to realize the selling value and the related cost of these Remanufactured Cores when our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreement and historical experience.

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

Revenue Recognition; Net-of-Core-Value Basis

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit value. The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, a significant portion of the remanufactured automobile parts we sell to customers are replaced by similar Used Cores sent back for credit by customers under our core exchange program. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the Remanufactured Core value as revenue when the finished products are sold. We generally limit the number of Used Cores sent back under the core exchange program to the number of similar Remanufactured Cores previously shipped to each customer.

Revenue Recognition — Core Revenue

Full price Remanufactured Cores: When we ship a remanufactured product, we invoice certain customers for the Remanufactured Core value portion of the product at the full Remanufactured Core sales price but do not recognize revenue for the Remanufactured Core value at that time. For these Remanufactured Cores, we recognize core revenue based upon an estimate of the rate at which our customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under our core exchange program.

Nominal price Remanufactured Cores: We invoice other customers for the Remanufactured Core value portion of the product shipped at a nominal Remanufactured Core price. Unlike the full price Remanufactured Cores, we only recognize revenue from nominal Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program when we believe that we have met all of the following criteria:

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

Revenue Recognition; General Right of Return

We allow our customers to return goods to us that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). In addition, under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user customers (stock adjustment returns). Customers have various contractual rights for stock adjustment returns which are typically less than 5% of units sold. In some instances, we allow a higher level of returns in connection with significant restocking orders. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. We seek to limit aggregate customer returns, including warranty and stock adjustment returns, to less than 20% of unit sales.

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

Goodwill

We evaluate goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. We have concluded that there is one reporting unit and therefore, test goodwill for impairment at the entity level. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the carrying value of net assets to the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill to its carrying value to determine the amount of the impairment loss, if any. We completed the required annual testing of goodwill for impairment during the fourth quarter of fiscal 2016, and determined through the qualitative assessment that our goodwill of $2,053,000 is not impaired.

Intangible Assets

Our intangible assets other than goodwill are finite–lived and amortized on a straight line basis over their respective useful lives. We analyze our finite-lived intangible assets for impairment when and if indicators of impairment exist. As of March 31, 2016, our intangible assets, net of amortization, were $4,573,000 and there were no indicators of impairment.

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

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We review our deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. We believe that it is more likely than not that our future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, we consider long-term agreements and Remanufactured Core purchase obligations with our major customers that expire at various dates through April 2021. We also periodically compare the forecasts to actual results. Although there can be no assurance that the forecasted results will be achieved, the history of income in all jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

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

Share-based Payments

In accounting for share-based compensation awards, we follow the accounting guidance for equity-based compensation, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost associated with restricted stock or restricted stock units is measured based on the number of shares granted and the closing price of our common stock on the grant date, subject to continued employment. The cost of equity instruments is recognized in the consolidated statements of income on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

Recently Adopted Accounting Pronouncements

Debt Issuance Costs

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued. We adopted this guidance effective June 30, 2015, which resulted in the reclassification of debt issuance costs of $879,000 from other assets and is now presented as a direct deduction of $110,000 to the current portion of the term loan and $769,000 to the non-current portion of the term loan in the previously reported consolidated balance sheet at March 31, 2015. We elected to continue presenting debt issuance costs related to our revolving credit facilities as an asset. The adoption of this guidance did not have any other impact on our consolidated financial statements.

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

Business Combinations

In September 2015, the FASB issued guidance simplifying the accounting for measurement-period adjustments. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and earlier adoption is permitted for financial statements that have not been issued. We adopted this guidance effective September 30, 2015, which resulted in no material effect on our financial position, results of operations, or cash flows (see Note 3).

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

Income Taxes

In November 2015, the FASB issued guidance that simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as non-current on the balance sheet. This new guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early adoption permitted. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the potential impact of this adoption on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

Share-based Compensation

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating the impact of the provisions of this guidance to our consolidated financial statements.

Subsequent Events

Credit Facility

In May 2016, we entered into a consent and second amendment to the Credit Facility (the “Second Amendment”) which, among other things, (i) increases the borrowing capacity of the revolving credit facility from $100,000,000 to $120,000,000, subject to certain borrowing base restrictions and a $15,000,000 sublimit for letters of credit, (ii) amends the definition and calculation of consolidated EBITDA, (iii) increases the maximum of amount of capital expenditures, and (iv) makes certain other amendments and modifications.

Vendor Agreement

In May 2016, we entered into an addendum to a vendor agreement with one of our major customers which, among other things, extended the term of this vendor agreement to April 2021 and required us to make payments or issue credits for certain customer allowances. These amounts have been included in other long-term obligations in our contractual obligations table in this management discussion and analysis and in commitments to provide marketing allowances under long-term customer contracts in Note 15 of the notes to consolidated financial statements.

Results of Operations

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following table summarizes certain key operating data from our continuing operations for the periods indicated:

	Fiscal Years Ended March 31,
	2016	2015	2014

Gross profit percentage	27.4%	27.0%	31.5%
Cash flow provided by (used in) continuing operations	$15,334,000	$(9,457,000)	$13,290,000
Finished goods turnover (1)	6.5	6.3	7.2

(1)	Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods values, for each fiscal year. We believe that this provides a useful measure of our ability to turn finished goods into revenues.

Fiscal 2016 Compared to Fiscal 2015

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2016	2015

Net sales	$368,970,000	$301,711,000
Cost of goods sold	268,046,000	220,138,000
Gross profit	100,924,000	81,573,000
Gross profit percentage	27.4%	27.0%

Net Sales. Our net sales for fiscal 2016 increased by $67,259,000, or 22.3%, to $368,970,000 compared to net sales for fiscal 2015 of $301,711,000. Our prior year net sales included the favorable impact of the recognition of previously deferred revenue related to the Remanufactured Cores of $16,331,000 partially offset by an accrued customer allowance of $3,706,000 for the buy-backs of Remanufactured Cores. The increase in our net sales was across all the product lines and reflects the full year impact of the new rotating electrical business awarded to us by a significant customer in January 2015. In addition, we began selling remanufactured brake master cylinder products in July 2015. Our sales of wheel hub products and brake master cylinder products represented 19.6% and 1.7%, respectively, of net sales for fiscal 2016, and 16.9% and 1.0%, respectively, of net sales for fiscal 2015. Our net sales in fiscal 2016 and 2015 were further impacted by returns and customer allowances as discussed in the Gross Profit paragraph below.

Gross Profit. Our gross profit percentage increased to 27.4% for fiscal 2016 from 27.0% for fiscal 2015. This increase was due primarily to overall lower per unit costs from an increased volume of purchases and production resulting in better absorption of overhead. The increase in our fiscal 2016 gross profit was partially offset by the following in connection with new business awarded to us: (i) $6,807,000 (consists of net sales offset of $7,548,000 less cost of goods sold offset of $741,000) of returns, customer allowances, and core inventory purchases in connection with certain rotating electrical products, (ii) $3,396,000 offset to net sales of customer allowances in connection with core inventory purchases for remanufactured brake master cylinder products, (iii) $3,352,000 (consists of net sales offset of $3,420,000 less cost of goods sold offset of $68,000) of returns associated with remanufactured brake master cylinder products, and (iv) $43,000 of start-up costs incurred related to a new product line. Our gross profit for fiscal 2015 was impacted by (i) $5,746,000 (offset to net sales) of customer allowances recorded for the core purchases in connection with the new business awarded to us in our rotating electrical product line, which we began shipping in January 2015, (ii) $5,003,000 (consists of net sales offset of $5,468,000 less cost of goods sold offset of $465,000) recorded in connection with the returns of certain wheel hub and new brake master cylinder products, (iii) $2,879,000 offset to net sales of customer allowance recorded in connection with certain core inventory purchases, (iv) $2,819,000 offset to net sales of initial warranty accrual set up for the new brake master cylinder products and the new business awarded to us in our existing product lines, (v) $1,070,000 offset to net sales of upfront customer allowances incurred, (vi) $537,000 (offset to net sales of $1,055,000 less cost of goods sold offset of $518,000) net expense recorded in connection with the returns of products associated with the new business awarded to us, and (vii) $189,000 of start-up costs incurred related to new brake master cylinder products.

Operating Expenses

The following summarizes operating expenses:

	Fiscal Years Ended March 31,
	2016	2015

General and administrative	$49,665,000	$37,863,000
Sales and marketing	9,965,000	7,851,000
Research and development	3,008,000	2,273,000

Percent of net sales

General and administrative	13.5%	12.5%
Sales and marketing	2.7%	2.6%
Research and development	0.8%	0.8%

General and Administrative. Our general and administrative expenses for fiscal 2016 were $49,665,000, which represents an increase of $11,802,000, or 31.2%, from general and administrative expenses for fiscal 2015 of $37,863,000. The increase in general and administrative expenses was primarily due to (i) $9,250,000, net of insurance recoveries, for the litigation settlement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiary, (ii) $4,678,000 of increased loss recorded due to the change in the fair value of the warrant liability, (iii) $4,220,000 of increased bad debt expense resulting from the bankruptcy filing by one of our customers, (iv) $1,986,000 due to increased personnel to support our growth initiatives and other employee related expenses, (v) $1,121,000 of increased general and administrative expenses at our offshore locations to support our growth, (vi) $1,318,000 of legal reserve established in connection with the settlement agreements, (vii) $375,000 of increased share-based compensation expense, (viii) $281,000 of increased professional services, (ix) $293,000 of increased travel, and (x) $224,000 of increased maintenance and licensing expense for information technologies. These increases in general and administrative expenses were partially offset by (i) a $5,800,000 gain in connection with the settlement of litigation with FAPL and various of its subsidiaries, (ii) $2,051,000 of decreased legal fees, (iii) a $777,000 gain recorded due to the change in the fair value of the forward foreign currency exchange contracts during fiscal 2016 compared to a loss of $1,034,000 recorded during fiscal 2015, and (iv) a $990,000 gain recorded due to the change in the fair value of the contingent consideration in connection with our acquisition in May 2015. In addition, our fiscal 2015 general and administrative expenses included $2,002,000 of cash incentive compensation that was paid to certain executives.

Sales and Marketing. Our sales and marketing expenses for fiscal 2016 increased $2,114,000, or 26.9%, to $9,965,000 from $7,851,000 for fiscal 2015. The increase was due primarily to (i) $1,342,000 due to increased personnel to support our growth initiatives, (ii) $273,000 of increased commissions, (iii) $250,000 of increased advertising expenses, (iv) $154,000 of increased travel, and (v) $100,000 of increased marketing expenses in connection with the new rotating electrical business.

Research and Development. Our research and development expenses increased by $735,000, or 32.3%, to $3,008,000 for fiscal 2016 from $2,273,000 for fiscal 2015 due primarily to $418,000 of increased supplies expense and $345,000 due to increased personnel to support our growth initiatives partially offset by $51,000 of decreased travel.

Interest Expense

Interest Expense, net. Our interest expense, net for fiscal 2016 increased $3,179,000, or 24.3%, to $16,244,000 from $13,065,000 for fiscal 2015. The increase in interest expense was due primarily to the write-off of previous debt issuance costs of $5,108,000 in connection with the financing agreement which was terminated when we entered into a new credit facility in June 2015. In addition, interest expense increased due to a higher balance of receivables discounted during fiscal 2016 compared to fiscal 2015 and the amortization of interest on accrued core payments. These increases were partially offset by lower interest rates and lower average outstanding balances on our loans.

Provision for Income Taxes

Income Tax. Our income tax expense was $11,479,000, an effective tax rate of 52.1%, and $9,068,000, an effective tax rate of 44.2% during fiscal 2016 and 2015, respectively. The income tax rates were higher than the federal statutory rate for both periods primarily due to (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions, (ii) the impact of non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) the non-deductible expenses in connection with the fair value adjustment on the warrants. The effective tax rate for fiscal 2016 was higher due primarily to a greater impact of non-deductible expenses in connection with the fair value adjustments on the warrants.

Fiscal 2015 Compared to Fiscal 2014

Net Sales and Gross Profit

The following summarizes net sales and gross profit from our continuing operations:

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

Gross Profit. Our gross profit percentage decreased to 27.0% for fiscal 2015 from 31.5% for fiscal 2014. Our gross profit for the fiscal 2015 was lower primarily due to changes in the mix of product sold. In addition, our gross profit for fiscal 2015 was impacted by (i) $5,746,000 of customer allowances recorded for the core purchases in connection with the new business awarded to us in our rotating electrical product line, which we began shipping in January 2015, (ii) $5,003,000 recorded in connection with the returns of certain wheel hub and new brake master cylinder products, (iii) $2,879,000 of customer allowance recorded in connection with certain core inventory purchases, (iv) $2,819,000 of initial warranty accrual set up for the new brake master cylinder products and the new business awarded to us in our existing product lines, (v) $1,070,000 of upfront customer allowances incurred, (vi) $537,000 net expense recorded in connection with the returns of products associated with the new business awarded to us, and (vii) $189,000 of start-up costs incurred related to new brake master cylinder products. In addition, our gross profit was impacted by lower per unit manufacturing costs due to better absorption of manufacturing overhead.

Operating Expenses

The following summarizes operating expenses from our continuing operations:

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

Interest Expense

Interest Expense, net. Our interest expense, net from continuing operations for fiscal 2015 decreased $5,224,000, or 28.6%, to $13,065,000 from $18,289,000 for fiscal 2014. The decrease in interest expense was due primarily to lower interest rates on long-term debt. In addition, our prior year interest expense included the write-off of debt issuance costs in connection with the amendment to the financing agreements and interest on certain vendor payables.  These decreases were partly offset by increased interest payments on receivables discount programs due to a larger balance of receivables discounted under the program during fiscal 2015 as compared to fiscal 2014.

Provision for Income Taxes

Income Tax. Our income tax expense was $9,068,000, an effective tax rate of 44.2%, and $7,333,000, an effective tax rate of 53.1% during fiscal 2015 and 2014, respectively. The primary change in the effective tax rate was due to the impact of non-deductible expenses in connection with the fair value adjustments on the warrants and the impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m).

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

Liquidity and Capital Resources

Overview

At March 31, 2016, we had working capital of $8,702,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $21,897,000, compared to working capital of $66,734,000, a ratio of current assets to current liabilities of 1.6:1, and cash of $61,230,000 at March 31, 2015. The significant change in working capital during fiscal 2016 was due to the repayment of our term loans from our cash balance at March 31, 2015. We generated cash during fiscal 2016 from operations, the use of receivable discount programs with certain of our major customers, and from our credit facility. The cash generated from these activities was used to: (i) repay our previous financing agreement which was terminated when we entered into a new credit facility in June 2015, (ii) build up our long-term core inventory to support higher sales, and (iii) make accrued core payments.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next twelve months.

Cash Flows

Our cash flows from our continuing operations as reflected in the consolidated statement of cash flows for fiscal 2016, 2015, and 2014 are summarized as follows:

	Fiscal Years Ended March 31,
	2016	2015	2014
Cash provided by (used in):
Operating activities from our continuing operations	$15,334,000	$(9,457,000)	$13,290,000
Investing activities from our continuing operations	(7,582,000)	(3,868,000)	(3,032,000)
Financing activities from our continuing operations	(46,982,000)	50,081,000	15,642,000
Effect of exchange rates on cash and cash equivalents	(103,000)	(125,000)	(31,000)
Net (decrease) increase in cash and cash equivalents from our continuing operations	(39,333,000)	36,631,000	25,869,000

Additional selected cash flow data:
Depreciation and amortization	$2,936,000	$2,521,000	$2,742,000
Capital expenditures	3,747,000	3,734,000	2,978,000

Fiscal 2016 Compared to Fiscal 2015

Net cash provided by our operating activities was $15,334,000 during fiscal 2016 compared to net cash used in operating activities of $9,457,000 during fiscal 2015. The significant changes in our operating activities for fiscal 2016 were due primarily to (i) increased operating results (net income plus net add-back for non-cash transactions in earnings), (ii) changes in our inventory levels to support our existing and future growth, and (iii) accrued core payments made in fiscal 2016 in connection with the program established in fiscal 2015,

Net cash used in investing activities was $7,582,000 and $3,868,000 during fiscal 2016 and 2015, respectively. This increase was due primarily to the acquisition of OE Plus, Ltd. in May 2015 and an increase in our short-term investments.

Net cash used in financing activities was $46,982,000 during fiscal 2016 compared to net cash provided by financing activities of $50,081,000 during fiscal 2015. The change in financing activities was due mainly to the increased net repayment of our long-term debt and an increase in stock options exercised compared to net proceeds received from our public offering in September 2014.

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

Credit Facility

We were party to a financing agreement (as amended, modified, and restated or supplemented, the “Financing Agreement”) with a syndicate of lenders party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent. The Financing Agreement was comprised of (i) a $95,000,000 term facility (the “Term Loans” and (ii) an up to $40,000,000 revolving facility subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Facility”). The interest rate on our Term Loans was 6.75% at March 31, 2015. The obligations under the Financing Agreement were repaid on June 3, 2015. The repayment of the Term Loans was accounted for as an extinguishment of debt and as a result, we wrote off $5,108,000 of previously deferred debt issuance costs associated with the Term Loans.

On June 3, 2015, we entered into a new $125,000,000 senior secured financing (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “New Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “New Term Loans”). The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of our assets. Our Credit Facility permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

In November 2015, we entered into a consent and first amendment to the Credit Facility (the “First Amendment”) which (i) provided consent for us to enter into the litigation settlement agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiary and (ii) amended certain terms and provisions of the Credit Facility.

The New Term Loans require quarterly principal payments of $781,250 beginning October 1, 2015. The New Revolving Facility and New Term Loans made under the Credit Facility bear interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date. The interest rate on our New Term Loans and New Revolving Facility was 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of March 31, 2016.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of March 31, 2016	Financial covenants required per the Credit Facility

Maximum senior leverage ratio	0.37	2.50
Minimum fixed charge coverage ratio.	1.63	1.10

In addition to other covenants, the Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

At March 31, 2016, we had $7,000,000 outstanding under the New Revolving Facility. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at March 31, 2016. We had no outstanding balance under the Revolving Facility at March 31, 2015. At March 31, 2016, $91,970,000, subject to certain adjustments, was available under the New Revolving Facility.

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $15,643,000 and $10,506,000 at March 31, 2016 and 2015, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets. During fiscal 2016 and 2015, expenses of $5,137,000 and $459,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

Receivable Discount Programs

We use receivable discount programs with certain of our major customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These programs allow us to accelerate collection of customers’ receivables. While these programs have improved our liquidity, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these programs expands or if the discount period is extended to reflect more favorable payment terms granted to customers.

The following is a summary of the receivable discount programs:

	Years Ended March 31,
	2016	2015

Receivables discounted	$331,176,000	$260,973,000
Weighted average days	341	336
Weighted average discount rate	2.3%	2.0%
Amount of discount as interest expense	$7,257,000	$4,917,000

Off-Balance Sheet Arrangements

At March 31, 2016, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Multi-year Customer Agreements

We have or are renegotiating long-term agreements with many of our major customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of our products. Because of the very competitive nature of the market and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that we meet ongoing standards related to fulfillment, price, and quality. Our contracts with major customers expire at various dates through April 2021.

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

Share Repurchase Program

In March 2010, our board of directors authorized a share repurchase program of up to $5,000,000 of our outstanding common stock from time to time in the open market and in private transactions at prices deemed appropriate by management. The program does not have an expiration date. Under this program we repurchased and retired a total 67,347 shares at a total cost of $389,000 through fiscal 2013. We did not repurchase any common stock during fiscal 2016, 2015, and 2014.

Capital Expenditures and Commitments

Our capital expenditures were $3,747,000 during fiscal 2016. A significant portion of these expenditures relate to the purchase of equipment for our office, manufacturing and warehouse facilities. We expect our fiscal 2017 capital expenditures to be approximately $4,000,000 to support current operations. In addition, we expect to invest additional amounts in connection with the expansion of our operations in Mexico, and are currently finalizing the timing and amount of such initiatives. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2016 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years

Capital lease obligations (1)	$2,865,000	$693,000	$1,336,000	$836,000	$-
Operating lease obligations (2)	10,775,000	3,448,000	3,354,000	2,625,000	1,348,000
Revolving loan	7,000,000	7,000,000	-	-	-
Term loan (3)	25,554,000	3,774,000	7,268,000	14,512,000	-
Accrued core payment (4)	27,545,000	9,536,000	18,009,000	-	-
Unrecognized tax benefits (5)	-	-	-	-	-
Other long-term obligations (6)	68,193,000	48,754,000	16,753,000	2,686,000	-
Total	$141,932,000	$73,205,000	$46,720,000	$20,659,000	$1,348,000

(1)	Capital lease obligations represent amounts due under capital leases for various types of equipment.

(2)	Operating lease obligations represent amounts due for rent under our leases for all our office and warehouse facilities and for our Company automobile. The expiration date for the lease of our facility in Mexico is October 2016 and we have the option to extend the lease term for six additional 30-day periods, therefore, operating lease obligations for this facility are included in the above table through April 2017.

(3)	Term loan obligations represent the amounts due for principal payments as well as interest payments to be made. Interest payments were calculated based upon the interest rate for our term loan using the LIBOR option at March 31, 2016 which was 2.94%.

(4)	Accrued core payments represent the amounts due for principal and interest payments to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(5)	We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2016 in the amount of $1,181,000; therefore, this amount has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our consolidated balance sheets, reduced by the associated federal deduction for state taxes.

(6)	Other long-term obligations represent commitments we have with certain customers to provide marketing allowances in consideration for long-term agreements to provide products over a defined period, including our May 2016 addendum to a vendor agreement. We are not obligated to provide these marketing allowances should our business relationships end with these customers.

Related Party Transactions

Mr. Mel Marks served as a director of our Asian subsidiaries, in addition to his position as one of our directors. Mr. Marks received annual compensation of $150,000 for his services as a director of our Asian subsidiaries for fiscal 2016 and $50,000 for fiscal 2015, in addition to his regular compensation as one of our directors.

During fiscal 2014, we paid $304,000 to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of the discontinued subsidiary. Scott Adelson, a member of our board of directors, is a co-president and global co-head of corporate finance for Houlihan Lokey Howard & Zukin Capital, Inc.  Mr. Adelson recused himself from, or was not present at, any board deliberation or vote related to such retention.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facility bears interest at variable base rates, plus an applicable margin. At March 31, 2016, our net debt obligations totaled $30,047,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $300,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would increase our interest expense by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2016 would have increased our general and administrative expenses by approximately $1,682,000. During fiscal 2016 and 2015, a gain of $777,000 and a loss of $1,034,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(b) and 15d-15(e).  Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of March 31, 2016.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2016.

The effectiveness of our internal control over financial reporting as of March 31, 2016 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the fourth quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”).

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 17, 2014.

Number	Description of Exhibit	Method of Filing

4.1	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.4	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.5*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.6	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.7	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

Number	Description of Exhibit	Method of Filing

10.8	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.9	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.10*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.11	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.12	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.13	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.14*	Vendor Agreement dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2009.

10.15*	Core Amendment to Vendor Agreement, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2009.

10.16 *	Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 23, 2009.

10.17 *	Core Amendment to Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on December 23, 2009.

10.18 *	Master Vendor Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2010.

10.19 *	Letter Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 13, 2010.

10.20 *	Vendor Agreement Addendum, dated as of April 1, 2009 between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 13, 2010.

Number	Description of Exhibit	Method of Filing

10.21	Core Amendment No. 3 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011.

10.22	Core Amendment No. 4 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 16, 2011.

10.23	Addendum No. 2 to Amendment No. 1 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 16, 2011.

10.24
Fifth Amendment, dated as of November 17, 2011, to that certain Standard Industrial Commercial Single Tenant Lease-Gross, dated as of September 19, 1995, between Golkar Enterprises, Ltd and Motorcar Parts of America, Inc., as amended
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 25, 2011.

10.25
Financing Agreement, dated as of January 18, 2012,among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 24, 2012.

10.26	Right of First Refusal Agreement, dated May 3, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2012.

10.27	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.28
Second Amendment to the Financing Agreement, dated as of May 24, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 31, 2012.

10.29	Warrant to Purchase Common Stock, dated May 24, 2012, issued by Motorcar Parts of America, Inc. to Cerberus Business Finance, LLC in connection with the Second Amendment to the Financing Agreement	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on May 31, 2012.

Number	Description of Exhibit	Method of Filing

10.30
Revolving Credit/Strategic Cooperation Agreement, dated as of August 22, 2012, by and among Motorcar Parts of America, Inc. (solely for purposes of provisions specified thereto), Fenwick Automotive Products Limited and Wanxiang America Corporation
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2012.

10.31	Guaranty, dated as of August 22, 2012, by Motorcar Parts of America, Inc. for the benefit of Wanxiang America Corporation	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 28, 2012.

10.32	Warrant to Purchase Common Stock, dated as of August 22, 2012, issued by Motorcar Parts of America, Inc. to Wanxiang America Corporation	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 28, 2012.

10.33
Third Amendment and Waiver to the Financing Agreement, dated as of August 22, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association as administrative agent
Incorporated by reference to Exhibit 10.4 to Current Report on Form 8-K filed on August 28, 2012.

10.34
Fourth Amendment to Financing Agreement, dated as of December 3, 2012, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on December 6, 2012.

10.35
Fifth Amendment to Financing Agreement, dated as of January 16, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 17, 2013.

10.36	Mel Marks Agreement, dated and effective as of March 31, 2013, among Motorcar Parts of America, Inc., Mel Marks and Melmarks Enterprises LLLP	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 16, 2013.

10.37
Sixth Amendment to Financing Agreement, dated as of June 14, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.58 to the 2013 Annual Report on Form 10-K filed on June 17, 2013.

Number	Description of Exhibit	Method of Filing

10.38	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.39	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

10.40
Seventh Amendment to the Financing Agreement, dated as of August 26, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 30, 2013.

10.41
Eighth Amendment to the Financing Agreement, dated as of October 9, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on October 10, 2013.

10.42
Ninth Amendment and Waiver to the Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on November 12, 2013.

10.43
Amended and Restated Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Amended Quarterly Report on Form 10-Q/A filed on February 10, 2014.

10.44
Third Amendment to Amended and Restated Financing Agreement, dated as of December 11, 2014, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2014.

Number	Description of Exhibit	Method of Filing

10.45
Fourth Amendment to Amended and Restated Financing Agreement, dated as of April 30, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2015.

10.46*
Revolving Credit, Term Loan and Security Agreement, dated as of June 3, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2015.

10.47
First Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of November 5, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as agent
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 9, 2015.

10.48**
Consent and Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of May 19, 2016, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 25, 2016.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements
Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.
**	Certain provisions of this exhibit have been omitted pursuant to a request for confidential treatment. A complete version of this exhibit has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 14, 2016	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 14, 2016	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 14, 2016
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	June 14, 2016
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	June 14, 2016
Kevin Daly	(Principal Accounting Officer)

/s/ Scott Adelson	Director	June 14, 2016
Scott Adelson

/s/ Rudolph Borneo	Director	June 14, 2016
Rudolph Borneo

/s/ Philip Gay	Director	June 14, 2016
Philip Gay

/s/ Duane Miller	Director	June 14, 2016
Duane Miller

/s/ Jeffrey Mirvis	Director	June 14, 2016
Jeffrey Mirvis

/s/ David Bryan	Director	June 14, 2016
David Bryan

/s/ Joseph Ferguson	Director	June 14, 2016
Joseph Ferguson

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2016 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Motorcar Parts of America, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Motorcar Parts of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2016, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2016 and our report dated June 14, 2016 expressed an unqualified opinion.

/s/ Ernst & Young LLP

Los Angeles, California
June 14, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2016. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 14, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 14, 2016

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$21,897,000	$61,230,000
Short-term investments	1,813,000	699,000
Accounts receivable — net	8,548,000	24,799,000
Inventory— net	58,060,000	56,829,000
Inventory unreturned	10,520,000	7,833,000
Deferred income taxes	33,347,000	22,998,000
Prepaid expenses and other current assets	5,900,000	7,407,000
Total current assets	140,085,000	181,795,000
Plant and equipment — net	16,099,000	12,535,000
Long-term core inventory — net (Note 7)	241,100,000	188,950,000
Long-term core inventory deposits (Note 7)	5,569,000	31,571,000
Long-term deferred income taxes	236,000	261,000
Goodwill	2,053,000	-
Intangible assets — net	4,573,000	2,574,000
Other assets	3,657,000	3,195,000
TOTAL ASSETS	$413,372,000	$420,881,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$72,152,000	$61,893,000
Accrued liabilities	9,101,000	10,096,000
Customer finished goods returns accrual	26,376,000	19,678,000
Accrued core payment	8,989,000	13,190,000
Revolving loan	7,000,000	-
Other current liabilities	4,698,000	2,471,000
Current portion of term loan	3,067,000	7,733,000
Total current liabilities	131,383,000	115,061,000
Term loan, less current portion	19,980,000	71,489,000
Long-term accrued core payment	17,550,000	23,880,000
Long-term deferred income taxes	14,315,000	7,803,000
Other liabilities	19,336,000	12,445,000
Total liabilities	202,564,000	230,678,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,531,751 and 17,974,598 shares issued and outstanding at March 31, 2016 and 2015, respectively	185,000	180,000
Additional paid-in capital	203,650,000	191,279,000
Retained earnings	11,825,000	1,262,000
Accumulated other comprehensive loss	(4,852,000)	(2,518,000)
Total shareholders' equity	210,808,000	190,203,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$413,372,000	$420,881,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended March 31,

	2016	2015	2014

Net sales	$368,970,000	$301,711,000	$258,669,000
Cost of goods sold	268,046,000	220,138,000	177,103,000
Gross profit	100,924,000	81,573,000	81,566,000
Operating expenses:
General and administrative	49,665,000	37,863,000	39,684,000
Sales and marketing	9,965,000	7,851,000	7,838,000
Research and development	3,008,000	2,273,000	1,940,000
Total operating expenses	62,638,000	47,987,000	49,462,000
Operating income	38,286,000	33,586,000	32,104,000
Interest expense, net	16,244,000	13,065,000	18,289,000
Income from continuing operations before income tax expense	22,042,000	20,521,000	13,815,000
Income tax expense	11,479,000	9,068,000	7,333,000
Income from continuing operations	10,563,000	11,453,000	6,482,000
Income from discontinued operations	-	-	100,877,000

Net income	$10,563,000	$11,453,000	$107,359,000

Basic net income per share from continuing operations	$0.58	$0.68	$0.45
Basic net income per share from discontinued operations	-	-	6.89
Basic net income per share	$0.58	$0.68	$7.34

Diluted net income per share from continuing operations	$0.55	$0.65	$0.42
Diluted net income per share from discontinued operations	-	-	6.59
Diluted net income per share	$0.55	$0.65	$7.01

Weighted average number of shares outstanding:
Basic	18,233,163	16,734,539	14,633,946
Diluted	19,066,093	17,605,940	15,317,931

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended March 31,

	2016	2015	2014

Net income	$10,563,000	$11,453,000	$107,359,000
Other comprehensive (loss) income, net of tax:
Unrealized (loss) gain on short-term investments (net of tax of $(8,000), $16,000, and $22,000, respectively	(13,000)	24,000	34,000
Foreign currency translation loss	(2,321,000)	(1,665,000)	(65,000)
Total other comprehensive loss, net of tax	(2,334,000)	(1,641,000)	(31,000)

Comprehensive income	$8,229,000	$9,812,000	$107,328,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended March 31,

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2013	14,460,979	$145,000	$114,737,000	$(117,550,000)	$(846,000)	$(3,514,000)

Compensation recognized under employee stock plans	-	-	969,000	-	-	969,000
Common stock issued under stock plans, net of shares withheld for employee taxes	606,666	6,000	5,760,000			5,766,000
Repurchase of options granted			(627,000)			(627,000)
Tax benefit from employee stock options exercised	-	-	(286,000)	-	-	(286,000)
Unrealized gain (loss) on investments, net of tax	-	-	-	-	34,000	34,000
Foreign currency translation	-	-	-	-	(65,000)	(65,000)
Net income	-	-	-	107,359,000	-	107,359,000

Balance at March 31, 2014	15,067,645	$151,000	$120,553,000	$(10,191,000)	$(877,000)	$109,636,000

Compensation recognized under employee stock plans	-	-	2,210,000	-	-	2,210,000
Common stock issued under stock plans, net of shares withheld for employee taxes	123,734	1,000	1,246,000			1,247,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	23,219	-	(806,000)			(806,000)
Tax benefit from employee stock options exercised	-	-	1,131,000	-	-	1,131,000
Common stock issued in connection with public offering	2,760,000	28,000	71,732,000	-	-	71,760,000
Stock issuance costs	-	-	(4,787,000)			(4,787,000)
Unrealized gain (loss) on investments, net of tax	-	-	-	-	24,000	24,000
Foreign currency translation	-	-	-	-	(1,665,000)	(1,665,000)
Net income	-	-	-	11,453,000	-	11,453,000

Balance at March 31, 2015	17,974,598	$180,000	$191,279,000	$1,262,000	$(2,518,000)	$190,203,000

Compensation recognized under employee stock plans	-	-	2,584,000	-	-	2,584,000
Common stock issued under stock plans, net of shares withheld for employee taxes	510,637	5,000	5,387,000	-	-	5,392,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	46,516	-	(913,000)	-	-	(913,000)
Tax benefit from employee stock options exercised	-	-	5,313,000	-	-	5,313,000
Unrealized gain (loss) on investments, net of tax	-	-	-	-	(13,000)	(13,000)
Foreign currency translation	-	-	-	-	(2,321,000)	(2,321,000)
Net income	-	-	-	10,563,000	-	10,563,000

Balance at March 31, 2016	18,531,751	$185,000	$203,650,000	$11,825,000	$(4,852,000)	$210,808,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31,
	2016	2015	2014
Cash flows from operating activities:
Net income	$10,563,000	$11,453,000	$107,359,000
Less income from discontinued operations	-	-	100,877,000
Income from continuing operations	10,563,000	11,453,000	6,482,000
Adjustments to reconcile net income from continuing operations to net cash provided by (used in) operating activities:
Depreciation	2,315,000	1,851,000	2,003,000
Amortization of intangible assets	621,000	670,000	739,000
Amortization of debt issuance costs	790,000	1,702,000	4,574,000
Write-off of debt issuance costs	5,108,000	-	-
Amortization of interest on accrued core payments	736,000	-	-
Loss due to the change in the fair value of the warrant liability	5,137,000	459,000	10,443,000
Gain due to the change in the fair value of the contingent consideration	(990,000)	-	-
Gain on extinguishment of warrant liability	-	-	(216,000)
Gain on redemption of short term investment	-	(4,000)	-
Net provision for inventory reserves	4,518,000	1,635,000	1,620,000
Net (recovery of) provision for customer payment discrepancies	(299,000)	91,000	(10,000)
Net provision for (recovery of) doubtful accounts	4,404,000	184,000	(47,000)
Deferred income taxes	(3,781,000)	5,831,000	20,124,000
Share-based compensation expense	2,584,000	2,209,000	969,000
Impact of tax benefit on APIC pool from stock options exercised	-	-	569,000
Loss on disposal of plant and equipment	7,000	16,000	9,000
Changes in current assets and liabilities:
Accounts receivable	4,647,000	(2,790,000)	(18,342,000)
Inventory	3,054,000	(10,239,000)	(14,478,000)
Inventory unreturned	(2,687,000)	(299,000)	(552,000)
Prepaid expenses and other current assets	2,765,000	(3,451,000)	3,689,000
Other assets	(477,000)	(491,000)	(463,000)
Accounts payable and accrued liabilities	6,620,000	3,621,000	18,965,000
Customer finished goods returns accrual	6,698,000	3,427,000	1,961,000
Deferred core revenue	-	(15,065,000)	3,051,000
Long-term core inventory	(53,408,000)	(46,466,000)	(26,519,000)
Long-term core inventory deposits	26,002,000	(2,196,000)	(1,766,000)
Accrued core payments	(11,266,000)	37,070,000	-
Other liabilities	1,673,000	1,325,000	485,000
Net cash provided by (used in) operating activities from continuing operations	15,334,000	(9,457,000)	13,290,000
Net cash provided by operating activities from discontinued operations	-	-	227,000
Net cash provided by (used in) operating activities	15,334,000	(9,457,000)	13,517,000
Cash flows from investing activities:
Purchase of plant and equipment	(3,747,000)	(3,734,000)	(2,978,000)
Purchase of business	(2,701,000)	-	-
Additions to short term investments	(1,134,000)	(134,000)	(54,000)
Net cash used in investing activities from continuing operations	(7,582,000)	(3,868,000)	(3,032,000)
Net cash used in investing activities from discontinued operations	-	-	(295,000)
Net cash used in investing activities	(7,582,000)	(3,868,000)	(3,327,000)
Cash flows from financing activities:
Borrowings under revolving loan	29,000,000	-	10,000,000
Repayments under revolving loan	(22,000,000)	(10,000,000)	-
Borrowings under term loan	25,000,000	-	20,000,000
Repayments of term loan	(86,063,000)	(8,400,000)	(11,600,000)
Payments for debt issuance costs	(2,337,000)	-	(5,221,000)
Payments on capital lease obligations	(374,000)	(64,000)	(196,000)
Exercise of stock options	5,392,000	1,247,000	5,766,000
Excess tax benefits from stock-based compensation	5,313,000	1,131,000	(286,000)
Cash used to net share settle equity awards	(913,000)	(806,000)	-
Repurchase of common stock and options, including fees	-	-	(627,000)
Repurchase of warrants	-	-	(2,194,000)
Proceeds from issuance of common stock	-	71,760,000	-
Stock issuance costs	-	(4,787,000)	-
Net cash (used in) provided by financing activities from continuing operations	(46,982,000)	50,081,000	15,642,000
Net cash used in financing activities from discontinued operations	-	-	(20,636,000)
Net cash (used in) provided by financing activities	(46,982,000)	50,081,000	(4,994,000)
Effect of exchange rate changes on cash and cash equivalents	(103,000)	(125,000)	(31,000)
Net (decrease) increase in cash and cash equivalents	(39,333,000)	36,631,000	5,165,000
Cash and cash equivalents — Beginning of period from continuing operations	61,230,000	24,599,000	19,346,000
Cash and cash equivalents — Beginning of period from discontinued operations	-	-	88,000
Cash and cash equivalents — End of period	21,897,000	61,230,000	24,599,000
Less cash and cash equivalents — End of period from discontinued operations	-	-	-
Cash and cash equivalents — End of period from continuing operations	$21,897,000	$61,230,000	$24,599,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$9,812,000	$11,369,000	$14,647,000
Income taxes, net of refunds	3,762,000	4,918,000	(16,472,000)
Non-cash investing and financing activities:
Property acquired under capital lease	$2,454,000	$274,000	$303,000
Contingent consideration	1,320,000	-	-
The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1. Company Background and Organization

Overview

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, and (iii) brake master cylinders.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for segment reporting the Company has identified its chief executive officer as chief operating decision maker (“CODM”), has reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that it has one reportable segment for purposes of recording and reporting its financial results.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated. The Company has classified Fenco (as defined in Note 20) operations as discontinued operations in the accompanying consolidated financial statements as a result of the Fenco Entities (as defined in Note 20) voluntary petition for relieve under Chapter 7 of Title 11 of the United States Code in the U.S. Bankruptcy Court for the District of Delaware on June 10, 2013 (see Note 20).

Reclassification of Prior Period Balances

The long-term deferred income tax liability has been reclassified from other liabilities to long-term deferred income taxes in the consolidated balance sheet at March 31, 2015 to conform to the consolidated balance sheet presentation at March 31, 2016.

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

Inventory

Non-core Inventory

Non-core inventory is comprised of (i) non-core raw materials, (ii) the non-core value of work in process, (iii) the non-core value of remanufactured finished goods, and (iv) purchased finished goods. Used Cores, the Used Core value of work in process and the Remanufactured Core portion of finished goods are classified as long-term core inventory as described below under the caption “Long-term Core Inventory.” Used Cores are a source of raw materials used in the manufacturing of the Company’s products.

Non-core inventory is stated at the lower of cost or market. The cost of non-core remanufactured inventory approximates average historical purchase prices paid for raw materials, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of purchased finished goods inventory approximates average historical purchase prices paid, and an allocation of fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or market levels. These adjustments are determined for individual items of inventory within each of the three classifications of non-core inventory as follows:

•	Non-core raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. The average cost is updated quarterly. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

•	Non-core work in process is in various stages of production and is valued at the average cost of materials issued to open work orders. Historically, non-core work in process inventory has not been material compared to the total non-core inventory balance.

•	The cost of remanufactured finished goods includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, and spoilage from the calculation and expenses these unallocated overhead as period costs. For each of the years ended March 31, 2016 and 2015 there was no unallocated overhead charged directly to cost of sales due to the usage of the Company’s U.S. facilities for wheel hub products and brake master cylinder products. For the year ended March 31, 2014, approximately $1,070,000 was considered unallocated overhead charged directly to cost of sales.

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

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory. The Company had recorded reserves of $3,626,000 and $2,675,000 for excess and obsolete inventory at March 31, 2016 and 2015, respectively, based on higher inventory levels to support the Company’s growth.

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

Long-term Core Inventory Deposit

During the year ended March 31, 2016, the Company completed the core buy-back program with one of its largest customers. As a result of the completion of this buy-back program and related long-term core inventory reconciliations, $25,805,000 from long-term core inventory deposit was transferred to Remanufactured Cores held at customers’ locations within long-term core inventory. At March 31, 2015, $26,002,000 of Remanufactured Cores in connection with this core buy-back program was included in long-term core inventory deposit. The remaining long-term core inventory deposit represents the cost of Remanufactured Cores the Company has purchased from customers, which are held by the customers and remain on the customers’ premises. The costs of these Remanufactured Cores were established at the time of the transaction based on the then current cost, determined as noted under the caption “Long-Term Core Inventory”. The selling value of these Remanufactured Cores was established based on agreed upon amounts with these customers. The Company expects to realize the selling value and the related cost of these Remanufactured Cores when its relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience.

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

The repayments for these Remanufactured Core Inventory purchases are made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The accrued core payments are recorded as a current and non-current liability in the consolidated balance sheets based on whether repayments will occur within the normal operating cycle of one year.

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

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. The Company reviews its deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. The Company believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, the Company considers long-term agreements and Remanufactured Core purchase obligations with each of its major customers that expire at various dates through April 2021. The Company periodically compares its forecasts to actual results. Although there can be no assurance that the forecasted results will be achieved, the history of income in all jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

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

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight line basis over their respective useful lives. Finite-lived intangible assets are analyzed for impairment when and if indicators of impairment exist. As of March 31, 2016, the Company’s intangible assets, net of amortization, were $4,573,000 and there were no indicators of impairment.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company has concluded that there is one reporting unit and therefore, tests goodwill for impairment at the entity level. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, a two-step impairment test is performed. The Company tests goodwill for impairment under the two-step impairment test by first comparing the carrying value of net assets to the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the Company would compare the implied fair value of the goodwill to its carrying value to determine the amount of the impairment loss, if any. The Company completed the required annual testing of goodwill for impairment during the fourth quarter of the year ended March 31, 2016, and determined through the qualitative assessment that its goodwill of $2,053,000 is not impaired.

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company’s term loans are presented in the balance sheet as a direct deduction from the carrying amount of the term loans. Debt issuance costs related to the Company’s revolving loan are presented in other assets in the accompanying consolidated balance sheets, regardless of whether or not there are any outstanding borrowings under the revolving loan. These fees and costs are amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the related loans and are included in interest expense in the Company’s consolidated statements of income.

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

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and for the value added by remanufacturing (“unit value”). Unit value revenue is recorded based on the Company’s price list, net of applicable discounts and allowances. The Company allows customers to return slow moving and other inventory. The Company provides for such returns of inventory by reducing revenue and cost of sales for the unit value of goods sold that are expected to be returned based on a historical return analysis and information obtained from customers about current stock levels as further described under the captions “Customer Finished Goods Returns Accrual” and “Inventory Unreturned”.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses from the Company’s continuing operations for the years ended March 31, 2016, 2015 and 2014 were $474,000, $224,000 and $205,000, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income per share.

	Years Ended March 31,
	2016	2015	2014
Income from continuing operations	$10,563,000	$11,453,000	$6,482,000
Income from discontinued operations	-	-	100,877,000
Net income	$10,563,000	$11,453,000	$107,359,000
Basic shares	18,233,163	16,734,539	14,633,946
Effect of dilutive stock options and warrants	832,930	871,401	683,985
Diluted shares	19,066,093	17,605,940	15,317,931
Net income per share:
Basic net income per share from continuing operations	$0.58	$0.68	$0.45
Basic net income per share from discontinued operations	-	-	6.89
Basic net income per share	$0.58	$0.68	$7.34

Diluted net income per share from continuing operations	$0.55	$0.65	$0.42
Diluted net income per share from discontinued operations	-	-	6.59
Diluted net income per share	$0.55	$0.65	$7.01

The effect of dilutive options excludes 1,100 shares subject to options with an exercise price of $34.17 per share for the year ended March 31, 2016, which were anti-dilutive. There were no anti-dilutive options or warrants for the year ended March 31, 2015. The effect of dilutive options and warrants excludes 77,000 shares subject to options with exercise prices ranging from $13.65 to $19.94 per share for the year ended March 31, 2014, which were anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. On an on-going basis, the Company evaluates its estimates, including those related to the carrying amount of plant and equipment; valuation of acquisition-related intangible assets including goodwill, impairment of long-lived assets, valuation and return allowances for receivables, inventories, and deferred income taxes; accrued liabilities, warrant liability, contingent consideration, share-based compensation, and litigation and disputes.

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

Share-Based Payments

In accounting for share-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost associated with restricted stock or restricted stock units is measured based on the number of shares granted and the closing price of the Company’s common stock on the grant date, subject to continued employment. The cost of equity instruments is recognized in the consolidated statements of income on a straight-line basis (net of estimated forfeitures) over the period during which an employee is required to provide service in exchange for the award. Also, excess tax benefits realized are reported as a financing cash inflow.

The Black-Scholes option pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following summarizes the Black-Scholes option pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Years Ended March 31,
	2016	2015	2014
Weighted average risk free interest rate	1.73%	1.75%	1.88%
Weighted average expected holding period (years)	5.76	5.01	5.89
Weighted average expected volatility	46.84%	46.02%	48.15%
Weighted average expected dividend yield	-	-	-
Weighted average fair value of options granted	$14.14	$9.65	$5.16

Credit Risk

The majority of the Company’s sales are to leading automotive aftermarket parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customer, and the value of the Remanufactured Cores held at customers’ locations at March 31, 2016.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation obligation are recorded in operating expenses. The Company did not redeem any of its short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2016. During the year ended March 31, 2015, the Company redeemed $4,000 of its short-term investments for the payment of deferred compensation liabilities. The carrying value of plan assets was $1,813,000 and $699,000, and deferred compensation obligation was $1,813,000 and $699,000 at March 31, 2016 and 2015, respectively. During the years ended March 31, 2016, 2015, and 2014 an expense of $409,000, $17,000 and $10,000, respectively, was recorded for each year related to the deferred compensation plan.

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments and unrealized gains or losses on short-term investments.

Recently Adopted Accounting Pronouncements

Debt Issuance Costs

In April 2015, the FASB issued guidance that requires debt issuance costs related to a recognized liability to be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. In August 2015, the FASB issued guidance to clarify that an entity may elect to present debt issuance costs related to a line-of-credit arrangement as an asset, regardless of whether or not there are any outstanding borrowings on the line-of-credit arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim period within those fiscal years. Early adoption of this guidance is permitted for financial statements that have not been previously issued. The Company adopted this guidance effective June 30, 2015, which resulted in the reclassification of debt issuance costs of $879,000 from other assets and is now presented as a direct deduction of $110,000 to the current portion of the term loan and $769,000 to the non-current portion of the term loan in the previously reported consolidated balance sheet at March 31, 2015. The Company elected to continue presenting debt issuance costs related to its revolving credit facilities as an asset. The adoption of this guidance did not have any other impact on the Company’s consolidated financial statements.

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

Business Combinations

In September 2015, the FASB issued guidance simplifying the accounting for measurement-period adjustments. The guidance requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined, including the cumulative effect of the change in provisional amount as if the accounting had been completed at the acquisition date. The adjustments related to previous reporting periods since the acquisition date must be disclosed by income statement line item either on the face of the income statement or in the notes. This guidance is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years and earlier adoption is permitted for financial statements that have not been issued. The Company adopted this guidance effective September 30, 2015, which resulted in no material effect on its financial position, results of operations, or cash flows.

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

Income Taxes

In November 2015, the FASB issued guidance that simplifies the presentation of deferred taxes by requiring that deferred tax assets and liabilities be presented as non-current on the balance sheet. This new guidance is effective for annual reporting periods, and interim periods therein, beginning after December 15, 2016, with early adoption permitted. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements.

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

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

Share-based Compensation

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company is currently evaluating the impact of the provisions of this guidance to its consolidated financial statements.

3. Acquisition

On May 20, 2015, the Company completed the acquisition of certain assets and liabilities of OE Plus, Ltd. (“OE Plus”), a privately held remanufacturer of alternators and starters based in North Dighton, Massachusetts. The acquisition was consummated pursuant to an asset purchase agreement dated May 15, 2015 for cash purchase price of $2,701,000.  As a result, the Company recorded (i) finite-lived intangible assets for trademarks with an estimated useful life of 10 years of $520,000, (ii) finite-lived intangible assets for customer relationships with an estimated useful life of 8 years of $2,100,000, and (iii) goodwill of $2,053,000.

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

4. Intangible Assets

The following is a summary of acquired intangible assets subject to amortization at March 31:

		2016		2015
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$705,000	$127,000	$397,000	$278,000
Customer relationships	13 years	5,900,000	1,905,000	6,211,000	3,756,000
Total		$6,605,000	$2,032,000	$6,608,000	$4,034,000

During the years ended March 31, 2016 and 2015, the Company retired $2,623,000 and $666,000, respectively, of fully amortized intangible assets.

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2016	2015	2014

Amortization expense	$621,000	$670,000	$739,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2017	$580,000
2018	580,000
2019	580,000
2020	580,000
2021	580,000
Thereafter	1,673,000
Total	$4,573,000

5. Short-Term Investments

The short-term investments contain the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The Company did not redeem any short-term investments for the payment of deferred compensation liabilities during the year ended March 31, 2016. During the year ended March 31, 2015, the Company redeemed $4,000 of short-term investments for the payment of deferred compensation liabilities. As of March 31, 2016 and 2015, the fair market value of the short-term investments was $1,813,000 and $699,000, and the liability to plan participants was $1,813,000 and $699,000, respectively.

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

Accounts receivable — net is comprised of the following at March 31:

	2016	2015
Accounts receivable — trade	$62,206,000	$62,171,000
Allowance for bad debts	(4,284,000)	(629,000)
Customer allowances earned	(12,029,000)	(7,221,000)
Customer payment discrepancies	(703,000)	(852,000)
Customer returns RGA issued	(6,561,000)	(7,029,000)
Customer core returns accruals	(30,081,000)	(21,641,000)
Less: total accounts receivable offset accounts	(53,658,000)	(37,372,000)

Total accounts receivable — net	$8,548,000	$24,799,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At March 31, 2016 and 2015, the Company’s total warranty return accrual was $10,845,000 and $10,904,000, respectively, of which $4,612,000 and $3,746,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $6,233,000 and $7,158,000, respectively, was included in the customer finished goods returns accrual (see Note 2) in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the change in the Company’s warranty return accrual:

	Years Ended March 31,
	2016	2015	2014
Balance at beginning of period	$10,904,000	$8,039,000	$6,205,000
Charged to expense	80,099,000	65,469,000	56,284,000
Amounts processed	(80,158,000)	(62,604,000)	(54,450,000)

Balance at end of period	$10,845,000	$10,904,000	$8,039,000

7. Inventory

Non-core inventory, inventory unreturned, long-term core inventory, and long-term core inventory deposits are as follows at March 31:

	2016	2015
Non-core inventory
Raw materials	$17,394,000	$18,836,000
Work-in-process	135,000	255,000
Finished goods	42,982,000	39,828,000
	60,511,000	58,919,000
Less allowance for excess and obsolete inventory	(2,451,000)	(2,090,000)

Total	$58,060,000	$56,829,000

Inventory unreturned	$10,520,000	$7,833,000
Long-term core inventory
Used cores held at the Company's facilities	$34,405,000	$27,417,000
Used cores expected to be returned by customers	10,781,000	9,799,000
Remanufactured cores held in finished goods	24,489,000	21,557,000
Remanufactured cores held at customers' locations (1)	172,600,000	130,762,000
	242,275,000	189,535,000
Less allowance for excess and obsolete inventory	(1,175,000)	(585,000)

Total	$241,100,000	$188,950,000

Long-term core inventory deposits (1)..	$5,569,000	$31,571,000

(1)	During the year ended March 31, 2016, the Company completed the core buy-back program with one of its largest customers. As a result of the completion of this buy-back program and related long-term core inventory reconciliations, $25,805,000 from long-term core inventory deposits was transferred to Remanufactured Cores held at customers’ locations within long-term core inventory. At March 31, 2015, $26,002,000 of remanufactured cores in connection with this core buy-back program was included in long-term core inventory deposits.

8. Plant and Equipment

The following summarizes plant and equipment, at cost, at March 31:

	2016	2015
Machinery and equipment	$29,340,000	$25,963,000
Office equipment and fixtures	10,527,000	8,602,000
Leasehold improvements	7,391,000	7,422,000
	47,258,000	41,987,000
Less accumulated depreciation	(31,159,000)	(29,452,000)

Total	$16,099,000	$12,535,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $3,431,000 and $3,913,000 at March 31, 2016 and 2015, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.

9. Capital Lease Obligations

The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2016	2015
Cost	$2,764,000	$617,000
Less: accumulated depreciation	(370,000)	(95,000)

Total	$2,394,000	$522,000

Future minimum lease payments for the capital leases are as follows:

Year Ending March 31,
2017	$693,000
2018	684,000
2019	652,000
2020	586,000
2021	250,000
Total minimum lease payments	2,865,000
Less amount representing interest	(257,000)
Present value of future minimum lease payments	2,608,000
Less current portion of lease payments	(592,000)

Long-term portion of lease payments	$2,016,000

The current portion of lease payments of $592,000 is included in other current liabilities and the long-term portion of lease payments of $2,016,000 is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2016.

10. Accrued Core Payment

At March 31, 2016 and 2015, the Company recorded $26,539,000 and $37,070,000, respectively, representing the net accrued core payments for the cores purchased from its customers, which are held by these customers and remain on their premises.

Future repayments for accrued core payments are as follows:

Year Ending March 31,
2017	$9,536,000
2018	9,442,000
2019	8,567,000
Total accrued core payments	27,545,000
Less amount representing interest	(1,006,000)
Present value of accrued core payments	26,539,000
Less current portion of accrued core payments	(8,989,000)

Long-term portion of accrued core payments	$17,550,000

11. Debt

The Company has the following credit agreements.

Credit Facility

The Company was party to a financing agreement (as amended, modified, and restated or supplemented, the “Financing Agreement”) with a syndicate of lenders party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent. The Financing Agreement was comprised of (i) a $95,000,000 term loan facility (the “Term Loans”) and (ii) an up to $40,000,000 revolving credit facility subject to borrowing base restrictions and a $10,000,000 sublimit for letters of credit (the “Revolving Facility”). The interest rate on the Company’s Term Loans was 6.75% at March 31, 2015. The obligations under the Financing Agreement were repaid on June 3, 2015. The repayment of the Term Loans was accounted for as an extinguishment of debt and as a result, the Company wrote off $5,108,000 of previously deferred debt issuance costs associated with the Term Loans.

On June 3, 2015, the Company entered into a new $125,000,000 senior secured financing (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “New Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “New Term Loans”). The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Credit Facility permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

In November 2015, the Company entered into a consent and first amendment to the Credit Facility (the “First Amendment”) which (i) provided consent for the Company to enter into the litigation settlement agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiary and (ii) amended certain terms and provisions of the Credit Facility. Subsequent to March 31, 2016, the Company further amended its Credit Facility (see Note 24).

The New Term Loans require quarterly principal payments of $781,250 beginning October 1, 2015. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the total leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the total leverage ratio as of the applicable measurement date. The interest rate on the Company’s New Term Loans and New Revolving Facility was 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum total leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of March 31, 2016.

In addition to other covenants, the Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

The following summarizes information about the Company’s Term Loans at March 31:

	2016	2015
Principal amount of term loan	$23,438,000	$84,500,000
Unamortized financing fees	(391,000)	(5,278,000)
Net carrying amount of term loan	23,047,000	$79,222,000
Less current portion of term loan	(3,067,000)	(7,733,000)
Long-term portion of term loan	$19,980,000	$71,489,000

Future repayments of the Company’s Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2017	3,125,000
2018	3,125,000
2019	3,125,000
2020	3,125,000
2021	10,938,000
Total payments	$23,438,000

At March 31, 2016, the Company had $7,000,000 outstanding under the New Revolving Facility. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at March 31, 2016. The Company had no outstanding balance under the Revolving Facility at March 31, 2015. At March 31, 2016, $91,970,000, subject to certain adjustments, was available under the New Revolving Facility.

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

The fair value of the Supplier Warrant using the Monte Carlo simulation model was $15,643,000 and $10,506,000 at March 31, 2016 and 2015, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at March 31, 2016 and 2015. During the years ended March 31, 2016 and 2015, expenses of $5,137,000 and $459,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

12. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain major customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These programs allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Years Ended March 31,
	2016	2015

Receivables discounted	$331,176,000	$260,973,000
Weighted average days	341	336
Weighted average discount rate	2.3%	2.0%
Amount of discount as interest expense	$7,257,000	$4,917,000

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $18,917,000 and $19,356,000 at March 31, 2016 and 2015, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of income:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2016	2015	2014

Forward foreign currency exchange contracts	$777,000	$(1,034,000)	$(842,000)

The fair value of the forward foreign currency exchange contracts of $416,000 and $1,193,000 is included in other current liabilities in the accompanying consolidated balance sheets at March 31, 2016 and 2015, respectively.

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

The following table sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis at March 31, 2016 and 2015, according to the valuation techniques the Company used to determine their fair values.

	March 31, 2016				March 31, 2015
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,813,000	$1,813,000	-	-	$699,000	$699,000	-	-

Liabilities
Accrued liabilities
Contingent consideration	224,000	-	-	$224,000	-	-	-	-
Other current liabilities
Deferred compensation	1,813,000	1,813,000	-	-	699,000	699,000	-	-
Forward foreign currency exchange contracts	416,000	-	$416,000	-	1,193,000	-	$1,193,000	-
Other liabilities
Warrant liability	15,643,000	-	-	15,643,000	10,506,000	-	-	$10,506,000
Contingent consideration	106,000	-	-	106,000	-	-	-	-

Short-term Investments and Deferred Compensation

The Company’s short-term investments, which fund its deferred compensation liabilities, consist of investments in mutual funds. These investments are classified as Level 1 as the shares of these mutual funds trade with sufficient frequency and volume to enable the Company to obtain pricing information on an ongoing basis.

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers and classified as Level 2. During the years ended March 31, 2016 and 2015, a gain of $777,000 and loss of $1,034,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

Warrant Liability

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at March 31, 2016 and 2015. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the years ended March 31, 2016 and 2015, expenses of $5,137,000 and $459,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The following assumptions were used to determine the fair value of the Supplier Warrant:

March 31, 2016
Risk free interest rate	0.66%
Expected life in years	1.50
Expected volatility	40.40%
Dividend yield	-
Probability of future financing	0%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrants. The expected life is based on the remaining contractual term of the warrants and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrants.

Contingent Consideration

The fair value of the contingent consideration of the OE Plus acquisition discussed in Note 3 was $1,320,000 at the acquisition date based on an option-pricing model. The contingent consideration is a Level 3 liability recorded in accrued expenses and other liabilities in the Company’s consolidated balance sheet at March 31, 2016. Any subsequent changes from the initial recognition in the fair value of the contingent consideration are recorded in current period earnings as a general and administrative expense. During the year ended March 31, 2016, a gain of $990,000 was recorded in general and administrative expenses due to the change in the fair value of the contingent consideration.

The following assumptions were used to determine the fair value of the contingent consideration: (i) expected volatility of 30%, (ii) probability ranging from 20% to 50%, (iii) counter party present value factor of 4.8%, and (iv) a risk-free interest rate ranging from 0.15% to 0.82% commensurate with the term of the contingent consideration was used.

The following summarizes the activity for Level 3 fair value measurements:

	Years Ended March 31,
	2016		2015
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$10,506,000	$-	$10,047,000	$-
Newly issued	-	1,320,000	-	-
Total (gain) loss included in net income	5,137,000	(990,000)	459,000	-
Exercises/settlements	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$15,643,000	$330,000	$10,506,000	$-

During the year ended March 31, 2016 the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan, term loan and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

15. Commitments and Contingencies

Operating Lease Commitments

The Company leases various office and warehouse facilities in North America and Asia under operating leases expiring through March 2022. The Company also has short term contracts of one year or less covering its third party warehouses that provide for contingent payments based on the level of sales that are processed through the third party warehouse.

The remaining future minimum rental payments under the above operating leases are as follows:

Year Ending March 31,
2017	$3,448,000
2018	1,767,000
2019	1,587,000
2020	1,296,000
2021	1,329,000
Thereafter	1,348,000

Total minimum lease payments	$10,775,000

During the years ended March 31, 2016, 2015 and 2014, the Company’s continuing operations incurred total operating lease expenses of $3,263,000, $3,030,000 and $2,928,000, respectively.

Commitments to Provide Marketing Allowances under Long-Term Customer Contracts

The Company has or is renegotiating long-term agreements with many of its major customers. Under these agreements, which typically have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of remanufactured alternators and starters. In consideration for the Company’s designation as a customer’s exclusive or primary supplier, the Company typically provides the customer with a package of marketing incentives. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing standards related to fulfillment, price, and quality. The Company’s contracts with major customers expire at various dates through April 2021.

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

The following summarizes the breakout of allowances for our continuing operations discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2016	2015	2014

Allowances incurred under long-term customer contracts	$29,845,000	$18,358,000	$16,099,000
Allowances related to a single exchange of product	47,451,000	36,112,000	30,948,000
Allowances related to core inventory purchase obligations	2,268,000	15,540,000	2,506,000
Total customer allowances recorded as a reduction of revenues	$79,564,000	$70,010,000	$49,553,000

The following presents the commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a charge against revenue, and customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term customer contracts:

Year Ending March 31,
2017	$48,754,000
2018	14,311,000
2019	2,442,000
2020	1,345,000
2021	1,341,000

Total marketing allowances	$68,193,000

16. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales from continuing operations:

	Years Ended March 31,
	2016	2015	2014
Customer A	48%	56%	53%
Customer B	18%	19%	19%
Customer C	21%	11%	11%

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade at March 31:

	2016	2015
Customer A	37%	48%
Customer B	17%	16%
Customer C	15%	12%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales from continuing operations:

	Years Ended March 31,
	2016	2015	2014
Rotating electrical products	78%	82%	89%
Wheel hub products	20%	17%	11%
Brake master cylinders products	2%	1%	-%

	100%	100%	100%

Significant Supplier Concentrations

The Company’s largest supplier accounted for 6%, 12%, and 13% of inventory purchases for the years ended March 31, 2016, 2015, and 2014, respectively. No other suppliers accounted for more than 10% of inventory purchases for the years ended March 31, 2016, 2015, and 2014.

17. Income Taxes

The income tax expense from the Company’s continuing operations is as follows:

	Years Ended March 31,
	2016	2015	2014
Current tax expense
Federal	$12,400,000	$1,523,000	$4,564,000
State	1,995,000	1,100,000	614,000
Foreign	803,000	527,000	599,000

Total current tax expense	15,198,000	3,150,000	5,777,000
Deferred tax (benefit) expense
Federal	(2,929,000)	5,553,000	2,477,000
State	(757,000)	93,000	(162,000)
Foreign	(33,000)	272,000	(759,000)

Total deferred tax (benefit) expense	(3,719,000)	5,918,000	1,556,000
Total income tax expense	$11,479,000	$9,068,000	$7,333,000

Deferred income taxes consist of the following at March 31:

	2016	2015
Assets
Accounts receivable valuation	$6,438,000	$3,100,000
Allowance for customer incentives	769,000	1,296,000
Inventory obsolescence reserve	1,431,000	1,056,000
Stock options	1,714,000	1,931,000
Intangibles, net	380,000	846,000
Estimate for returns	3,785,000	986,000
Accrued compensation	1,485,000	2,563,000
Net operating losses	2,070,000	3,007,000
Tax credits	1,660,000	832,000
Other	2,583,000	2,154,000
Total deferred tax assets	$22,315,000	$17,771,000
Liabilities
Property and equipment, net	(1,119,000)	(807,000)
Other	(2,124,000)	(1,635,000)
Total deferred tax liabilities	$(3,243,000)	$(2,442,000)
Less valuation allowance	$-	$-
Net deferred tax assets	$19,072,000	$15,329,000
Net current deferred income tax asset	$33,347,000	$22,998,000
Net long-term deferred income tax liability	(14,315,000)	(7,803,000)
Net current deferred income tax liability	(196,000)	(127,000)
Net long-term deferred income tax asset	236,000	261,000
Total	$19,072,000	$15,329,000

At March 31, 2016 and 2015, net current deferred income tax liability of $196,000 and $127,000, respectively, are included in other current liabilities in the consolidated balance sheets.

At March 31, 2016, the Company had federal and state net operating loss carryforwards of $1,878,000 and $28,703,000, respectively. The utilization of these net operating loss carryforwards may be permanently limited due to Internal Revenue Code Section 382 in the Unites States. Prior to the utilization of such losses, the Company will perform further analysis to determine the amount subject to limitation. Additionally, in certain states the suspension of the usage of the net operating losses may apply. The net operating loss carryforwards expire between fiscal years 2021 and 2033.

The U.S. operating loss carryforwards include $1,878,000 of losses attributable to windfall stock option deductions. A net benefit of $712,000 will be recorded to additional paid-in capital when realized as a reduction to income taxes payable.

Realization of the Company's deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management reviews the Company's deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, management considers long-term agreements and Remanufactured Core purchase obligations with the Company’s major customers that expire at various dates through April 2021. Management also periodically compares its forecasts to actual results. Even though there can be no assurance that the forecasted results will be achieved, the history of income in all other jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

For the years ended March 31, 2016, 2015, and 2014, the primary components of the Company’s income tax expense were (i) the current liability due to federal, state and foreign income taxes, (ii) foreign income taxed at rates that are different from the federal statutory rate, (iii) non-deductible expenses in connection with the fair value adjustments on the warrants, (iv) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), and (v) the impact of uncertain tax positions.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate from the Company’s continuing operations is as follows:

	Years Ended March 31,
	2016	2015	2014

Statutory federal income tax rate	35.0%	35.0%	34.0%
State income tax rate, net of federal benefit	4.0%	2.2%	2.4%
Change in deferred tax rate	-%	(0.2)%	(1.8)%
Foreign income taxed at different rates	(0.8)%	(0.9)%	(7.2)%
Warrants	8.2%	0.8%	25.7%
Non-deductible executive compensation	2.2%	3.4%	1.6%
Uncertain Tax Positions	0.4%	2.5%	(2.4)%
Other income tax	3.1%	1.4%	0.8%
	52.1%	44.2%	53.1%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2016, the Company is under examination in the U.S. by the Internal Revenue Service (“IRS”) for the years ended March 31, 2011 through 2014. During the year ended March 31, 2016, the Company received various Notices of Proposed Adjustments (“NOPAs”) from the IRS relating to the tax years ended March 31, 2013 and 2014. The NOPAs primarily related to timing differences related to the discontinued operations and bankruptcy of the Fenco Entities (as defined and further discussed in Note 20). The Company’s tax provision for the year ended March 31, 2016 has been adjusted to include the IRS proposed adjustments. The Company believes that adequate amounts of tax and related interest have been provided in income tax expense related to these NOPAs. The Company is also under examination by the State of California for the years ended March 31, 2013 and 2014. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits from the Company’s continuing operations is as follows:

	Years Ended March 31,
	2016	2015	2014
Balance at beginning of period	$1,117,000	$540,000	$827,000
Additions based on tax positions related to the current year	57,000	359,000	71,000
Additions for tax positions of prior year	217,000	336,000	-
Reductions for tax positions of prior year	(210,000)	(118,000)	(358,000)
Settlements	-	-	-

Balance at end of period	$1,181,000	$1,117,000	$540,000

At March 31, 2016, 2015 and 2014, there are $678,000, $958,000 and $387,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2016, 2015, and 2014, the Company recognized approximately $34,000, $(56,000), and $(9,000) in interest and penalties. The Company had approximately $90,000 and $56,000 for the payment of interest and penalties accrued at March 31, 2016 and 2015, respectively.

18. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Beginning in March 2015, the Company increased its matching contributions from 25% to 50% of each participant’s elective contributions to the plan up to 6% of the participant’s compensation for the year. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $347,000, $145,000, and $126,000 for the years ended March 31, 2016, 2015, and 2014, respectively.

19. Share-based Payments

At the Company’s Annual Meeting of Shareholders held on December 17, 2003, the shareholders approved the Company’s 2003 Long-Term Incentive Plan (“Incentive Plan”) which had been adopted by the Company’s board of directors on October 31, 2003. Under the Incentive Plan, a total of 1,200,000 shares of the Company’s common stock were reserved for grants of incentive awards and all of the Company’s employees were eligible to participate. The 2003 Incentive Plan was terminated on October 31, 2013. As of March 31, 2016 and 2015, options to purchase 89,350 and 438,750 shares of common stock, respectively, were outstanding under the Incentive Plan. In January 2011, this Incentive Plan was replaced and no options were available for grant under the Incentive Plan.

In November 2004, the Company’s shareholders approved the 2004 Non-Employee Director Stock Option Plan (the “2004 Plan”) which provided for the granting of options to non-employee directors. At the Company’s Annual Meeting of Shareholders held on February 25, 2010, the Company’s shareholders approved an amendment to the 2004 Plan that increased the number of shares of common stock reserved for grant under the 2004 Plan from 175,000 to 275,000. As of March 31, 2016 and 2015, options to purchase 154,000 and 183,000 shares of common stock, respectively, were outstanding under the 2004 Plan. In March 2014, the 2004 Plan was replaced and no options were available for grant under this plan.

In January 2011, the Company’s shareholders approved the 2010 Incentive Award Plan (the “2010 Plan”) which replaced the 2003 Long-term Incentive Plan. At the Company’s Annual Meeting of Shareholders held on March 28, 2013, the Company’s shareholders approved an amendment and restatement of the 2010 Plan that increased the number of shares of common stock reserved for grant under the 2010 Plan from 750,000 to 1,750,000. At the Company’s Annual Meeting of Shareholders held on March 31, 2014, the Company’s shareholders approved the second amendment and restatement of the 2010 Plan that further increased the number of shares of common stock reserved for grant under the 2010 Plan from 1,750,000 to 2,750,000. Under the 2010 Plan, all of the Company’s employees are eligible to participate. As of March 31, 2016 and 2015, 137,321 and 170,787 shares of restricted stock, respectively, were issued under the 2010 Plan.  As of March 31, 2016 and 2015, options to purchase 740,716 and 767,504 shares of common stock, respectively, were outstanding and 964,039 and 1,165,740 shares of common stock, respectively, were available for grant under the 2010 Plan.

At the Company’s Annual Meeting of Shareholders held on March 31, 2014, the shareholders approved the Company’s 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”) which had been adopted by the Company’s board of directors on February 23, 2014 and replaced the 2004 Plan. Under the 2014 Plan, a total of 342,000 shares of the Company’s common stock are reserved for grants to the Company’s non-employee directors. As of March 31, 2016 and 2015, 16,206 and 10,656 shares of restricted stock, respectively, were issued. As of March 31, 2016 and 2015 no options to purchase shares under the 2014 Plan were issued. As of March 31, 2016 and 2015, 308,411 and 323,885 shares of common stock, respectively, were available for grant under the 2014 Plan.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

The following is a summary of stock option activity during the year:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2015	1,389,254	$9.97
Granted	111,222	$31.16
Exercised	(510,637)	$10.56
Cancelled	(5,773)	$23.22
Outstanding at March 31, 2016	984,066	$11.98

Based on the market value of the Company’s common stock at March 31, 2016, 2015, and 2014, the pre-tax intrinsic value of options exercised was $14,002,000, $1,955,000, and $12,593,000 respectively. The total fair value of stock options vested during the years ended March 31, 2016, 2015, and 2014 was $905,000, $978,000, and $459,000, respectively.

The following summarizes information about the options outstanding at March 31, 2016:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.17 to $6.25	80,000	$5.22	3.03	$2,621,000	80,000	$5.22	$2,621,000
$6.46 to $7.43	370,167	6.51	6.56	11,650,000	370,167	6.51	11,650,000
$9.32 to $9.90	208,399	9.33	7.40	5,971,000	122,933	9.33	3,522,000
$10.01 to $19.94	142,016	13.49	2.39	3,478,000	125,350	12.69	3,170,000
$22.93 to $34.17	183,484	$27.82	8.93	1,865,000	22,062	$23.07	328,000

	984,066	$11.98	6.29	$25,585,000	720,512	$8.43	$21,291,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2016 based on the Company’s closing stock price of $37.98 as of that date.

At March 31, 2016, there was $1,835,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.4 years.

Restricted Stock or Restricted Stock Units (collectively “RS”)

During the years ended March 31, 2016 and 2015, the Company granted 49,702 and 95,645 shares of RS, respectively, with an estimated grant date fair value of $1,566,000 and $2,316,000, respectively, which was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2016 and 2015 were 29,003 and 27,183, respectively, and was based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of changes in the status of non-vested RS during the year:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2015	181,443	$16.84
Granted	49,702	$31.50
Vested	(75,519)	$15.34
Cancelled	(2,099)	$20.05
Non-vested at March 31, 2016	153,527	$22.28

As of March 31, 2016, there was $2,346,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.5 years.

20. Discontinued Operations and Deconsolidation of Fenco

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

The Company’s income from discontinued operations was $100,877,000 during the year ended March 31, 2014 and consisted of (i) a $118,095,000 gain on the deconsolidation of the discontinued subsidiary, including an income tax benefit of $1,374,000, (ii) a loss of approximately $20,464,000 in connection with the guarantee of obligations to certain suppliers of the discontinued subsidiary partly offset by income tax benefits of $9,156,000, and (iii) net sales of approximately $14,140,000 and the resulting loss of approximately $5,910,000 incurred by the discontinued subsidiary from April 1, 2013 to May 31, 2013.

21. Litigation

On October 26, 2015, the Company entered into a settlement and general and specific release agreement with M&T Bank and the trustee in the bankruptcy cases relating to the discontinued subsidiary, which resolved the litigation and released the claims made or threatened by those parties against the Company and its executives in exchange for a payment by the Company of $18,500,000, of which approximately half was paid by the Company’s insurers under applicable insurance policies. As a result, the Company recorded an expense of $9,250,000 in general and administrative expense in the consolidated statements of income, net of insurance recoveries, during the year ended March 31, 2016. None of the parties admitted the allegations made by any other party, and the settlement was entered into for the purpose of avoiding the time, expense, inconvenience and delay incident to protracted litigation. The settlement agreement was subject to approval by the applicable courts and other customary conditions, which have now been obtained and satisfied.

On December 8, 2015, the Company entered into a settlement agreement that resolved the federal court litigation brought in California by the Company involving the purchase of FAPL and various of its subsidiaries, styled Motorcar Parts of America, Inc. v. FAPL Holdings Inc., et al., Case No. 2:14-cv-01153-GW-JEM (“MPA Action”). The agreement also resolved the pending Ontario, Canada, litigation by individual defendants in the MPA Action against the Company relating to their employment.  The Company received a net payment of $5,800,000, which is included in general and administrative expenses in the consolidated statements of income for the year ended March 31, 2016. None of the parties admitted the allegations made by any other party. On December 16, 2015, the Ontario actions filed by the individual defendants against the Company were dismissed.

The Company was a defendant in a case filed by an investment bank in state court in New York alleging breach of contract.  On May 13, 2016, the Company entered into a settlement agreement to avoid further litigation and to settle and resolve all causes of action, claims, and disputes. None of the parties admitted the allegations made by any other party. In connection with this lawsuit, the Company established a reserve of $1,100,000 as of March 31, 2016 and the related expense was recorded in the year ended March 31, 2016. This amount was paid in full on May 19, 2016. In addition, the Company established a reserve of $218,000 in connection with a settlement agreement with one of the discontinued subsidiary’s suppliers.

The Company also is subject to various other lawsuits and claims. Management does not believe that the outcome of these other matters will have a material adverse effect on its financial position or future results of operations.

22. Related Party Transactions

Mr. Mel Marks served as a director of the Company’s Asian subsidiaries, in addition to his position as one of the Company’s directors. Mr. Marks received annual compensation of $150,000 for his services as a director of the Company’s Asian subsidiaries for the year ended March 31, 2016 and $50,000 for the year ended March 31, 2015, in addition to his regular compensation as one of the Company’s directors.

During the year ended March 31, 2014, the Company paid $304,000 to Houlihan Lokey Howard & Zukin Capital, Inc. in connection with the restructuring of the discontinued subsidiary. Scott Adelson, a member of the Company’s board of directors, is a co-president and global co-head of corporate finance for Houlihan Lokey Howard & Zukin Capital, Inc. Mr. Adelson recused himself from, or was not present at, any board deliberation or vote related to such retention.

23. Accumulated Other Comprehensive Income (Loss)

The following summarizes the changes in accumulated other comprehensive income (loss) for the years ended March 31:

	2016			2015
	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total

Beginning balance	$345,000	$(2,863,000)	$(2,518,000)	$321,000	$(1,198,000)	$(877,000)
Other comprehensive (loss) income, net of tax	(13,000)	(2,321,000)	(2,334,000)	26,000	(1,665,000)	(1,639,000)
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-	(2,000)	-	(2,000)
Ending balance	$332,000	$(5,184,000)	$(4,852,000)	$345,000	$(2,863,000)	$(2,518,000)

24. Subsequent Events

Credit Facility

In May 2016, the Company entered into a consent and second amendment to the Credit Facility (the “Second Amendment”) which, among other things, (i) increases the borrowing capacity of the revolving credit facility from $100,000,000 to $120,000,000, subject to certain borrowing base restrictions and a $15,000,000 sublimit for letters of credit, (ii) amends the definition and calculation of consolidated EBITDA, (iii) increases the maximum of amount of capital expenditures, and (iv) makes certain other amendments and modifications.

Vendor Agreement

In May 2016, the Company entered into an addendum to a vendor agreement with one of its major customers which, among other things, extended the term of this vendor agreement to April 2021 and required the Company to make payments or issue credits for certain customer allowances. These amounts have been included in the Company’s commitments to provide marketing allowances under long-term customer contracts (see Note 15).

25. Unaudited Quarterly Financial Data

The following summarizes selected quarterly financial data for the year ended March 31, 2016.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$85,835,000	$91,670,000	$94,022,000	$97,443,000
Cost of goods sold	59,844,000	69,850,000	65,123,000	73,229,000
Gross profit	25,991,000	21,820,000	28,899,000	24,214,000
Operating expenses:
General and administrative	11,360,000	18,219,000	8,802,000	11,284,000
Sales and marketing	2,280,000	2,632,000	2,671,000	2,382,000
Research and development	736,000	646,000	711,000	915,000
Total operating expenses	14,376,000	21,497,000	12,184,000	14,581,000
Operating income	11,615,000	323,000	16,715,000	9,633,000
Other expense:
Interest expense, net	8,437,000	2,613,000	2,516,000	2,678,000
Income (loss) before income tax expense (benefit)	3,178,000	(2,290,000)	14,199,000	6,955,000
Income tax expense (benefit)	1,268,000	(898,000)	6,451,000	4,658,000

Net income (loss)	$1,910,000	$(1,392,000)	$7,748,000	$2,297,000

Basic net income (loss) per share	$0.11	$(0.08)	$0.42	$0.12

Diluted net income (loss) per share	$0.10	$(0.08)	$0.41	$0.12

The following summarizes selected quarterly financial data for the year ended March 31, 2015:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$62,975,000	$70,840,000	$83,992,000	$83,904,000
Cost of goods sold	45,159,000	52,420,000	59,564,000	62,995,000
Gross profit	17,816,000	18,420,000	24,428,000	20,909,000
Operating expenses:
General and administrative	5,392,000	9,812,000	12,628,000	10,031,000
Sales and marketing	1,826,000	1,837,000	2,281,000	1,907,000
Research and development	522,000	539,000	601,000	611,000
Total operating expenses	7,740,000	12,188,000	15,510,000	12,549,000
Operating income	10,076,000	6,232,000	8,918,000	8,360,000
Other expense:
Interest expense, net	3,413,000	3,339,000	3,165,000	3,148,000
Income before income tax expense	6,663,000	2,893,000	5,753,000	5,212,000
Income tax expense	2,714,000	1,418,000	2,826,000	2,110,000

Net income	$3,949,000	$1,475,000	$2,927,000	$3,102,000
Basic net income per share	$0.26	$0.09	$0.16	$0.17
Diluted net income per share	$0.25	$0.09	$0.16	$0.16

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) bad debts expense	Amounts written off	Balance at end of period
2016	Allowance for doubtful accounts	$629,000	$4,404,000	$749,000	$4,284,000
2015	Allowance for doubtful accounts	$854,000	$184,000	$409,000	$629,000
2014	Allowance for doubtful accounts	$1,019,000	$(47,000)	$118,000	$854,000

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) discrepancies expense	Amounts Processed	Balance at end of period
2016	Allowance for customer-payment discrepancies	$852,000	$(299,000)	$(150,000)	$703,000
2015	Allowance for customer-payment discrepancies	$577,000	$91,000	$(184,000)	$852,000
2014	Allowance for customer-payment discrepancies	$514,000	$(10,000)	$(73,000)	$577,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of period	Provision for excess and obsolete inventory	Amounts written off	Balance at end of period
2016	Allowance for excess and obsolete inventory	$2,675,000	$4,518,000	$3,567,000	$3,626,000
2015	Allowance for excess and obsolete inventory	$2,708,000	$1,635,000	$1,668,000	$2,675,000
2014	Allowance for excess and obsolete inventory	$2,498,000	$1,620,000	$1,410,000	$2,708,000

S-1