Form 10-K/A
period 2016-03-31
MOTORCAR PARTS AMERICA INC
filed 2016-07-29
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended March 31, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from___________ to_____________

Commission File No. 001-33861

MOTORCAR PARTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)

New York	11-2153962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2929 California Street, Torrance, California	90503
(Address of principal executive offices)	Zip Code

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

There were 18,630,444 shares of common stock outstanding as of July 20, 2016.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, that was previously filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2016 (the “Original Filing”). We are filing the Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we will be filing our definitive proxy statement later than 120 days after the end of our fiscal year ended March 31, 2016 (“Fiscal 2016”).

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

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Our directors, their ages and present positions with us as of July 27, 2016 are as follows:

Name	Age	Position with the Company
Selwyn Joffe	58	Chairman of the Board of Directors, President and Chief Executive Officer

Scott J. Adelson	55	Director

Rudolph J. Borneo	75	Director, Chairman of the Compensation Committee and member of the Ethics and Nominating and Corporate Governance Committees

David Bryan	64	Director, member of the Compensation Committee

Joseph Ferguson	49	Director, member of the Audit Committee

Philip Gay	58	Director, Chairman of the Audit Committee and Ethics Committee, and member of the Compensation and Nominating and Corporate Governance Committees

Duane Miller	69	Director, Chairman of the Nominating and Corporate Governance Committee, member of the Audit, Compensation, and Ethics Committees

Jeffrey Mirvis	52	Director, member of the Compensation Committee

Selwyn Joffe has been our Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. He has been a director of our Company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and Chief Executive Officer of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and Chief Executive Officer of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, Inc., a roll-up of amusement parks and served as its President and Chief Operating Officer until August 2000. Prior to the founding of Palace Entertainment, Inc., Mr. Joffe was the President and Chief Executive Officer of Wolfgang Puck Food Company from 1989 to 1996. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the bar of the State of Georgia as well as a Certified Public Accountant. As our most senior executive, Mr. Joffe provides the Board of Directors with insight into our business operations, management and strategic opportunities. His history with our Company and industry experience led the Board of Directors to recommend to our shareholders in our Proxy Statement for our Annual Meeting of Shareholders held on March 24, 2016 (the “Proxy Statement”) that they vote for Mr. Joffe as a director of our Company at the Annual Meeting of Shareholders held on March 24, 2016 (the “Annual Meeting”) and our shareholders elected Mr. Joffe to serve as a director at the Annual Meeting.

Scott J. Adelson joined our Board of Directors on April 11, 2008. Mr. Adelson is also a director and member of the compensation committee of QAD Inc., a public software company, since April 2006. Mr. Adelson is a Co-President and Global Co-Head of Corporate Finance for Houlihan Lokey, a leading international investment bank. During his 26 plus years with the firm, Mr. Adelson has helped advise hundreds of companies on a diverse and in-depth variety of corporate finance issues, including mergers and acquisitions. Mr. Adelson has written extensively on a number of corporate finance and securities valuation subjects. He is an active member of Board of Directors of various privately-held middle-market businesses including Pacific Island Restaurants, as well as several recognized non-profit organizations, such as the USC Entrepreneur Program. Mr. Adelson holds a bachelor degree from the University of Southern California and a Master of Business Administration degree from the University of Chicago, Graduate School of Business. Mr. Adelson’s broad business skills and experience, leadership expertise, knowledge of complex global business and financial matters led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Adelson as a director of our Company at the Annual Meeting and our shareholders elected Mr. Adelson to serve as a director at the Annual Meeting.

Dr. David Bryan joined our Board of Directors on June 9, 2016. Dr. Bryan is also a member of our Compensation Committee. Dr. Bryan currently teaches at University of California at Santa Cruz.  He also provides consulting expertise to multiple Santa Cruz independent and charter schools, and is involved with companies developing effective tools for online education. Dr. Bryan was founding Head of New Roads School from 1995 to 2013.  Dr. Bryan received a B.A. from the State University of New York at Stony Brook, an M.S. from the University of California at Los Angeles and a J.D. and Ph.D. from the State University of New York at Buffalo.  Dr. Bryan was not one of the nominees up for election as a director at the Annual Meeting.  He was elected to serve as a director by the Board of Directors on June 9, 2016.

Joseph Ferguson joined our Board of Directors on June 9, 2016. Mr. Ferguson is also a member of our Audit Committee. Mr. Ferguson is a Co-Founder and Managing Partner at Vicente Capital Partners, a Los Angeles-based investment firm providing capital to privately held growth companies across North America. Prior to co-founding Vicente in 2009, Mr. Ferguson was a partner at Kline Hawkes & Company, which he joined at the firm’s inception in 1995. Mr. Ferguson began his career as an investment banker for Merrill Lynch & Co where he was a member of the Energy and Natural Resources Group and the General Corporate Finance Group. From 1989 to 1994, he worked on over 30 public and private transactions for numerous emerging growth and middle market companies. Mr. Ferguson received a B.B.A in Finance from Southern Methodist University and an M.B.A from the UCLA Anderson School of Management.  Mr. Ferguson was not one of the nominees up for election as a director at the Annual Meeting.  He was elected to serve as a director by the Board of Directors on June 9, 2016.

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

Philip Gay joined our Board of Directors on November 30, 2004. He chairs our Audit Committees and is a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Gay currently serves as Managing Director of Triple Enterprises, a business advisory service firm that assists mid-cap sized companies with financing, mergers and acquisitions and strategic financing, which he had previously managed from March 2000 until June 2004. From June 2004 until June 2010, Mr. Gay served as President, Chief Executive Officer and a Director of Grill Concepts, Inc., a company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he has served as Chief Financial Officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996), and he has held various positions, including Chief Operating Officer and Chief Executive Officer, at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay also serves on the board of Slap Fish and on the advisory board of Giggles N Hug. Mr. Gay is also a retired Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay's leadership experience, general business knowledge, financial literacy and expertise, accounting skills and competency and overall financial acumen led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Gay as a director of our Company at the Annual Meeting and our shareholders elected Mr. Gay to serve as a director at the Annual Meeting.

Duane Miller joined our Board of Directors on June 5, 2008. Mr. Miller is currently employed by the Genesee County Regional Chamber of Commerce as Executive Vice President. Prior to joining the Genesee County Regional Chamber of Commerce, he was employed by the City of Flint, Michigan, as the Director of Government Operations, from February 2009 to August 2009. Mr. Miller retired from General Motors Corporation in April 2008 after 37 years of service. At the time of his retirement, Mr. Miller served as executive director, GM Service and Parts Operations (“SPO”) Field Operations where he was responsible for all SPO field activities, running GM Parts (OE), AC Delco (after-market) and GM Accessories business channels, as well as SPO’s Global Independent Aftermarket. Mr. Miller served on the Board of Directors of OEConnection, an automotive ecommerce organization focused on applying technology to provide supply chain solutions and analysis. He currently serves on the Boards of Directors of Health Coalition, McLaren Regional Medical Center in Flint, Michigan and Prima Civitas Foundation, headquartered in Lansing, Michigan. His experience also includes serving on the Boards of Directors of the Urban League of Flint, Michigan, the Boys and Girls Club of Flint, Michigan and the Flint/Genesee County Convention and Visitor’s Bureau. Mr. Miller earned a Bachelor of Science degree in marketing from Western Michigan University, and attended the Executive Development Program at the University of California Berkeley, Haas School of Business. Mr. Miller is a member of our Audit and Compensation Committees and is chair of our Nominating and Corporate Governance Committee. Mr. Miller’s significant experience with the automotive parts industry, combined with his organizational, management and business understanding, led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Miller as a director of our Company at the Annual Meeting and our shareholders elected Mr. Miller to serve as a director at the Annual Meeting.

Jeffrey Mirvis joined our Board of Directors on February 3, 2009. Mr. Mirvis is currently the Chief Executive Officer of MGT Industries, Inc. (“MGT”), a privately-held apparel company based in Los Angeles. As Chief Executive Officer of MGT, Mr. Mirvis successfully moved all production and sourcing to Asia. During his thirteen-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MGT in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the Union Bank of California’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He has been a board member of Wildwood School in Los Angeles and the Jewish Federation in Los Angeles. Mr. Mirvis is a member of our Audit and Compensation Committees. Mr. Mirvis’ international business experience, operational and production expertise, leadership experience and organizational management led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Mirvis as a director of our Company at the Annual Meeting and our shareholders elected Mr. Mirvis to serve as a director at the Annual Meeting.

Our directors will hold office until the next annual meeting of shareholders or until their successors are elected and qualified.

Corporate Governance, Board of Directors and Committees of the Board of Directors

Board Independence. Each of Duane Miller, Jeffrey Mirvis, Philip Gay, Joseph Ferguson, Dr. David Bryan, and Rudolph J. Borneo are independent within the meaning of the applicable SEC rules and the NASDAQ listing standards.

Board Leadership Structure. The Board of Directors does not have a policy regarding the separation of the roles of Chief Executive Officer and Chairman of the Board as the Board of Directors believes it is in the best interests of our Company to make that determination based on the position and direction of our Company and the membership of the Board of Directors. The roles of Chairman of the Board and Chief Executive Officer are currently held by the same person, Selwyn Joffe. The Board of Directors believes that Mr. Joffe’s service as both Chairman of the Board and Chief Executive Officer is in the best interest of our Company and its stockholders. Mr. Joffe possesses detailed and in-depth knowledge of the issues, opportunities and challenges facing our Company and its business and is in the best position to develop agendas that ensure that our Board of Directors’ time and attention are focused on the most critical matters. We believe that our Company has been well served by this model because the combined role of Chairman of the Board and Chief Executive Officer has ensured that our directors and senior management act with a common purpose and in the best interest of our Company. This model enhances our ability to communicate clearly and consistently with our stockholders, employees, customers and suppliers. Although we have not designated a “lead director,” our Chairman of the Board works closely with the chairs of each of our committees on a variety of matters and our other directors, and all of our committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards.

Board’s Role in Risk Oversight. Our Board of Directors as a whole has responsibility for risk oversight. Our Board of Directors met eight times in Fiscal 2016. Certain categories of risk are reviewed by particular committees of the Board of Directors, which report to the full Board of Directors as needed. The Audit Committee reviews the financial risks, including internal control, audit, financial reporting and disclosure matters, by discussing these risks with management and our internal and external auditors. The Compensation Committee reviews risks relating to our executive compensation plans and arrangements. The Nominating and Corporate Governance Committee reviews risks related to our governance structure and processes and risks arising from related person transactions. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed about such risks.

Audit Committee.  The current members of our Audit Committee are Philip Gay, Rudolph Borneo, Joseph Ferguson, Duane Miller, and Jeffrey Mirvis, with Mr. Gay serving as chairman. Mr. Ferguson joined our Audit Committee on June 9, 2016. Our Board of Directors has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met four times in Fiscal 2016.

Compensation Committee.  The current members of our Compensation Committee are Rudolph Borneo, Dr. David Bryan, Philip Gay, Duane Miller, and Jeffrey Mirvis, with Mr. Borneo serving as chairman. Dr. Bryan joined our Compensation Committee on June 9, 2016. The Compensation Committee is responsible for developing our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making determinations concerning the salary, bonuses and equity awards to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee Interlocks and Insider Participation.” The Compensation Committee met four times in Fiscal 2016.

Nominating and Corporate Governance Committee.  The current members of our Nominating and Corporate Governance Committee are Rudolph Borneo, Philip Gay and Duane Miller, with Mr. Miller serving as chairman effective August 6, 2015. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Our Nominating and Corporate Governance Committee is responsible for nominating candidates to our Board of Directors. Our Nominating and Corporate Governance Committee met three times in Fiscal 2016.

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

Information about our non-director executive officers and significant employees

Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our Company, are as follows:

Name	Age	Position with the Company
Kevin Daly	57	Chief Accounting Officer

Steve Kratz	61	Chief Operating Officer

David Lee	46	Chief Financial Officer

Doug Schooner	47	Chief Manufacturing Officer

Michael Umansky	75	Vice President, Secretary and General Counsel

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

There are no family relationships among our directors or named executive officers. There are no material proceedings to which any of our directors or executive officers or any of their associates, is a party adverse to us or any of our subsidiaries, or has a material interest adverse to us or any of our subsidiaries. To our knowledge, none of our directors or executive officers has been convicted in a criminal proceeding during the last ten years (excluding traffic violations or similar misdemeanors), and none of our directors or executive officers was a party to any judicial or administrative proceeding during the last ten years (except for any matters that were dismissed without sanction or settlement) that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws.  To our knowledge, none of our directors or executive officers are subject to any petition under federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing, with the following exception:  to the extent that such persons are involved in bankruptcy proceedings related to the Company’s subsidiary.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during Fiscal 2016, with the following exceptions:  On June 17, 2015 Mr. Joffe filed a Form 4 that was due on June 15, 2015. On June 26, 2015, Mr. Kratz filed a Form 4 that was due on June 25, 2015. On June 30, 2015, Messrs. Umansky, Lee, Daly, Schooner, and Kratz, and Richard Mochulsky (vice president of sales), filed Form 4’s that were due on June 26, 2015.

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

Compensation Discussion and Analysis

The following discussion and analysis of compensation arrangements of our named executive officers for Fiscal 2016 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

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

Equity Award Program. Equity awards are a part of our overall executive compensation program because we believe that our long-term performance will be enhanced through the use of equity awards that reward our executives for maximizing shareholder value over time. Prior to fiscal 2014, we elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives, but in subsequent fiscal years we used restricted stock and restricted stock unit awards, which generally vest over time. Although we have not adopted formal stock ownership guidelines, our named directors and executive officers currently hold a significant portion of our fully-diluted common stock, substantially through the ownership of stock options and restricted stock. In determining the number of stock options and/or restricted stock to be granted to executives, we historically have taken into account the individual’s position, scope of responsibility, ability to affect profits and shareholder value and the value of the stock options and/or restricted stock in relation to other elements of the individual executive’s total compensation. In fiscal 2011, we adopted our 2010 Incentive Award Plan, and we amended and restated this plan in fiscal 2013 to increase the number of shares of our common stock available for grant under the plan to 1,750,000.  This amendment and restatement was approved by our stockholders at the Annual Meeting of Stockholders held on March 28, 2013. At our Annual Meeting of Stockholders held on March 31, 2014, our stockholders approved a second amendment and restatement of the 2010 Plan that further increased the number of shares of common stock reserved for grant under the 2010 Plan from 1,750,000 to 2,750,000.

Deferred Compensation Benefits. We offer a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their compensation to the plan and we made matching contributions of 100% of each participant’s elective contributions to the plan up to 3% of the participant’s compensation for the year. Contributions for Fiscal 2016 and year-end account balances for those executive officers can be found in the Non-Qualified Deferred Compensation table.

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

Determination of Compensation Decisions.

The Compensation Committee is responsible for establishing, developing and maintaining our executive compensation program. The role of the Compensation Committee is to oversee our compensation and benefits plans and policies, administer our equity incentive plans and review and approve all compensation decisions relating to all executive officers and directors. In order for the Compensation Committee to perform its function, the following process for determining executive compensation decisions has been followed.  In addition to the process outlined below, the Compensation Committee also may grant bonuses based on criteria developed independently of the process described below (any such bonuses are referred to as “Non-OGSM Bonuses”).  For Fiscal 2016, the only Non-OGSM Bonuses granted were $100 year-end bonuses.

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

Our general policy for setting base salaries of our named executive officers (the “Senior Executives”) is to only increase such salaries in the case of promotions or significant increases to an officer’s duties and responsibilities. Such increases to base salaries are reviewed by the Compensation Committee on a case-by-case basis. There were no salary increases in Fiscal 2016, except for (i) an increase in Mr. Daly’s salary from $208,000 to $250,000, which took effect on February 1, 2016 and was based on the Committee’s evaluation of the executive compensation review conducted by Towers Watson in August 2015 and summarized in a report dated August 31, 2015 (the “Fiscal 2016 Towers Report”) with respect to the position of Chief Accounting Officer and its review and evaluation of Mr. Daly’s performance as Chief Accounting Officer of the Company and (ii) an increase in Mr. Lee’s salary from $220,000 to $290,000, which took effect on September 7, 2015 and was based on the Committee’s evaluation of the Fiscal 2016 Towers Report with respect to the position of Chief Financial Officer and its review and evaluation of  Mr. Lee’s performance as Chief Financial Officer of the Company.

At the end of the fiscal year, department heads assess their progress against the base financial operating plan and evaluate their results. These self-assessments are presented to the Chief Executive Officer who then undertakes his own evaluation of the executives’ performance. This involves a two-step process whereby the Chief Executive Officer evaluates: (i) our Company’s actual financial performance against the budget, taking into account events that may be beyond the control of any given Senior Executive’s performance initiatives and (ii) each Senior Executive’s performance against his performance goals. Performance is evaluated in a non-formulaic manner with no specific weighting given to the performance measures. While there is no specific weighting given to each performance measure, individual performance goals that contribute most to the Company’s actual financial performance are given the most weight in determining bonus recommendations. The Chief Executive Officer considers both the financial performance of our Company and individual performance relative to each performance goal of the Senior Executives to develop bonus recommendations for each Senior Executive guided by the framework of our compensation consultant’s most recent review.

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

Compensation Committee Consultant.

The Compensation Committee retained Towers Watson in August 2015 as its outside compensation consultant to conduct a compensation review for the top eighteen executive positions at the Company (the “Fiscal 2016 Review”). Towers Watson does not perform any other consulting work or any other services for our Company, reports directly to the Compensation Committee, and takes direction from the Chairman of the Compensation Committee. The Compensation Committee has assessed the independence of Towers Watson pursuant to the rules prescribed by the SEC and has concluded that no conflict of interest existed in Fiscal 2016 or currently exists that would prevent Towers Watson from serving as an independent consultant to the Compensation Committee. The Compensation Committee engaged Towers Watson to prepare a complete competitive assessment of our executive compensation practices in 2004, an updated assessment of the compensation of our Chief Executive Officer in 2006, a complete executive compensation assessment in 2009, a complete executive compensation review in 2011, and an updated assessment of the compensation of our Chief Executive Officer in 2012 (completed in fiscal 2013) and the Fiscal 2016 Review.

The Compensation Committee considers analysis and advice from its outside consultant when making compensation decisions for the Chief Executive Officer and other Senior Executives. The outside consultant’s work for the Compensation Committee includes data analysis, market assessments, benchmarking and preparation of related reports, including for Fiscal 2016 Towers Report.

Peer Group.

While the Compensation Committee does not itself undertake a formalized benchmarking process, it does review the assessment provided by its outside consultant detailing the competitiveness of our executive compensation relative to our peer group when making its executive compensation decisions. Our peer group for compensation purposes includes Dorman Products Inc., Drew Industries Inc., Fuel Systems Solutions, Inc., Gentex Corp., Modine Manufacturing Co., Remy International, Inc., Shiloh Industries Inc., Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., Strattec Security Corp., Gentherm, Inc. and Superior Industries International Inc.  The Committee believes that this peer group is an appropriate basis for assessing the competitiveness of our executive compensation.

Fiscal 2016 Towers Report.  In reaching its executive compensation decisions for Fiscal 2016, the Committee considered analysis and advice contained in the Fiscal 2016 Towers Report regarding the competitiveness of our executive compensation in comparison to our peer group and compensation surveys.  Towers Watson determined that in aggregate the compensation levels reviewed by Towers Watson were within the competitive range with variations by position.  The compensation levels assessed by Towers Watson were based on actual payments or grants, as the case may be, of base salary, bonuses and long-term incentive grants.  In reaching its conclusions, Towers Watson applied the following standards for determining that compensation is in line with competitive market practices:  base salary between 90% and 110% of the median base salary; total cash compensation (base salary plus bonus) between 85% and 115% of the median total cash compensation; and total direct compensation (total cash compensation plus long-term incentive grants) between 80% and 120% of the median total direct compensation.

Future Compensation Consultant Engagement.  In light of the outcome of the non-advisory vote on the compensation of the Company’s named executive officers at the Annual Meeting of Shareholders of the Company held on March 24, 2016, the Compensation Committee expects to engage Towers Watson (or another independent compensation consultant) to prepare alternatives approaches to incentive compensation that may address the concerns of shareholders who voted against the compensation of the Company’s named executive officers.

Senior Executive Compensation Decisions (Other than the Chief Executive Officer).

The Compensation Committee made its decisions for each of our Senior Executives (other than the Chief Executive Officer) with respect to OGSM Bonuses following the process described above, in each case the performance goals apply with respect to both the Company’s rotating electrical and undercar businesses:

Kevin Daly, Chief Accounting Officer

•	Provide timely and accurate services and information to our management, Board of Directors and other stakeholders
•	Improve top-level financial knowledge and accounting controls and maintain regulatory compliance with accounting standards and practices
•	Keep abreast of all financial accounting pronouncements that may affect our financial reporting or financial strategies

David Lee, Chief Financial Officer

•	Monitor all metrics that may have an impact on our financial performance
•	Maintain an effective treasury function, including budgeting and forecasting

•	Manage our cash flows
•	Minimize the loan and interest expenses we incur
•	Manage our shareholder relations

Steve Kratz, Chief Operating Officer

•	Evaluate and manage the key operating metrics for us
•	Increase quality of our product
•	Implement strategies aimed at reducing our product costs and warranty rates
•	Manage our recovery operations
•	Improve our customer support services
•	Manage and improve the performance of our information technology systems

Doug Schooner, Chief Manufacturing Officer

•	Maximize all manufacturing efficiencies to ensure fill rates to our customers
•	Ensure the quality of our products through the manufacturing process
•	Maintain appropriate levels of offshore production volume and capacity
•	Maintain a global manufacturing and multifunctional support group
•	Reorganize special order department to maintain changing unit technology
•	Complete the reorganization of the production shop
•	Improve product costs

Michael Umansky, Vice President, Secretary and General Counsel

•	Limit our legal and other risk exposure
•	Manage any litigation
•	Control our legal and insurance costs
•	Maintain our compliance standards, including compliance with SEC rules and regulations
•	Manage our investor relations communications
•	Develop and protect intellectual property for our business processes
•	Advise on and implement any transactional business opportunities, including acquisitions, financings, SEC correspondence and customer contracts
•	Oversee certain administrative functions, including human resource functions
•	Determine and negotiate all required insurance
•	Supervise contractual obligations

The Compensation Committee approved the following base salaries, Non-OGSM Bonuses and OGSM Bonuses earned during Fiscal 2016 for these Senior Executives:

Name	Base Salary	Non-OGSM Bonus	OGSM Bonus

David Lee	$290,000	$100	$101,000
Kevin Daly	$250,000	$100	$58,800
Steve Kratz	$350,000	$100	$91,000
Michael Umansky	$506,000	$100	$123,900
Doug Schooner	$294,000	$100	$101,000

Chief Executive Officer Compensation Decisions.

The Compensation Committee made its decisions for the Chief Executive Officer’s Fiscal 2016 OGSM Bonus (other than the Non-OGSM Bonus) following the process described above and has established the following key individual performance goals:

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

The Compensation Committee did not review Mr. Joffe’s base salary in Fiscal 2016; however, effective July 1, 2014, his base salary was set at $700,000. See the “Employment Agreement” section below for a further discussion of certain compensation amounts payable to Mr. Joffe pursuant to his employment agreement. The Compensation Committee approved a Fiscal 2016 OGSM Bonus for Mr. Joffe of $700,000.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Compensation Committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in this Amendment.

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

Summary Compensation Table

The following table sets forth information concerning Fiscal 2016, 2015 and 2014 compensation of our named executive officers.

Name & Principal Position	Fiscal Year	Salary	Bonus (1)	Stock Awards	Options Awards (2)	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings (3)	All Other Compensation (4)	Total

Selwyn Joffe	2016	$700,000	$700,100	$389,125	$374,663	$-	$-	$450,929	$2,614,817
Chairman of the Board,	2015	674,616	1,778,834	1,350,893	-	-	-	223,056	4,027,399
President and CEO	2014	600,000	1,174,806	434,312	374,790	-	-	729,209	3,313,117

David Lee	2016	$262,192	$101,100	$96,503	$92,951	$-	$-	$70,200	$622,946
Chief Financial Officer	2015	220,000	324,260	84,841	89,510	-	-	61,990	780,601
	2014	220,000	208,458	108,112	93,586	-	-	57,004	687,160

Kevin Daly	2016	$214,462	$58,900	$52,921	$50,050	$-	$-	$29,591	$405,924
Chief Accounting Officer	2015	208,000	187,919	45,860	48,124	-	-	24,663	514,566
	2014	208,000	133,386	57,784	50,151	-	-	23,493	472,815

Steve Kratz	2016	$350,000	$91,100	$105,842	$101,531	$-	$-	$25,630	$674,103
Chief Operating Officer	2015	350,000	374,646	91,720	96,247	-	-	22,696	935,309
	2014	350,000	271,248	129,548	111,497	-	-	20,623	882,916

Michael Umansky	2016	$506,000	$124,000	$68,486	$67,211	$-	$-	$85,551	$851,248
Vice President, Secretary	2015	506,000	316,343	59,618	63,523	-	-	56,414	1,001,898
and General Counsel	2014	506,000	194,920	77,356	67,167	-	66,006	55,618	967,066

Doug Schooner	2016	$294,000	$101,100	$84,051	$80,081	$-	$-	$71,246	$630,478
Chief Manufacturing Officer	2015	286,385	265,089	59,618	61,598	-	-	62,767	735,457
	2014	250,000	182,388	75,492	64,928	-	333	56,905	630,045

(1)	Bonus amounts for each named executive officer represent the bonus amount earned for each respective fiscal year and include a $100 bonus paid to each of the Company’s employees during December of each year, including the named executive officers.

(2)	Option award amounts represent the aggregate grant date fair value of options granted during the fiscal years ended March 31, 2016, 2015, and 2014.

(3)	All amounts represent nonqualified deferred compensation earnings.

(4)	The following chart is a summary of the items that are included in the “All Other Compensation” totals for the fiscal year ended March 31, 2016:

Name	Automobile Expenses	Health Insurance Premiums	401K Employer's Contribution	Deferred Compensation Plan Employer's Contribution	Other	Total

Selwyn Joffe	$18,000	$86,426	$8,861	$337,642	$-	$450,929
David Lee	$-	$62,426	$7,774	$-	$-	$70,200
Kevin Daly	$-	$21,914	$6,043	$1,634	$-	$29,591
Steve Kratz	$-	$21,914	$3,716	$-	$-	$25,630
Michael Umansky	$1,097	$43,585	$11,890	$28,978	$-	$85,551
Doug Schooner	$-	$62,426	$8,820	$-	$-	$71,246

2016 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards

Selwyn Joffe	9/4/2015	-	26,200	$31.13	$374,663
Selwyn Joffe	9/4/2015	12,500	-	$31.13	$389,125
David Lee	9/4/2015	-	6,500	$31.13	$92,951
David Lee	9/4/2015	3,100	-	$31.13	$96,503
Kevin Daly	9/4/2015	-	3,500	$31.13	$50,050
Kevin Daly	9/4/2015	1,700	-	$31.13	$52,921
Steve Kratz	9/4/2015	-	7,100	$31.13	$101,531
Steve Kratz	9/4/2015	3,400	-	$31.13	$105,842
Michael Umanksy	9/4/2015	-	4,700	$31.13	$67,211
Michael Umanksy	9/4/2015	2,200	-	$31.13	$68,486
Doug Schooner	9/4/2015	-	5,600	$31.13	$80,081
Doug Schooner	9/4/2015	2,700	-	$31.13	$84,051

(1)	These awards generally vest in three equal annual installments beginning on the first anniversary of the grant date subject to continued employment.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding equity awards granted to our named executive officers that remain outstanding as of March 31, 2016.

	Option Awards						Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable Vested	Number of Securities Underlying Unexercised Options (#) Unexercisable Unvested		Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Unvested (#)		Market Value of Shares or Units of Stock Unvested ($)

Selwyn Joffe
	75,000	-		-	$12.00	8/30/2016
	109,100	-		-	$6.46	12/27/2022
	124,100	-		-	$6.46	12/27/2022
	55,800	27,900	(1)	-	$9.32	9/2/2023
	-	26,200	(4)	-	$31.13	9/3/2025
							15,534	(1)	$589,981
							34,393	(3)	$1,306,246
							12,500	(4)	$474,750
David Lee
	30,900	-		-	$6.46	12/27/2022
	13,933	6,967	(1)	-	$9.32	9/2/2023
	3,100	6,200	(2)	-	$22.93	6/21/2024
	-	6,500	(4)	-	$31.13	9/3/2025
							3,866	(1)	$146,831
							2,467	(2)	$93,697
							3,100	(4)	$117,738
Kevin Daly
	-	3,734	(1)	-	$9.32	9/2/2023
	-	3,333	(2)	-	$22.93	6/21/2024
	-	3,500	(4)	-	$31.13	9/3/2025
							2,066	(1)	$78,467
							1,333	(2)	$50,627
							1,700	(4)	$64,566
Steve Kratz
	21,900	-		-	$6.46	12/27/2022
	16,600	8,300	(1)	-	$9.32	9/2/2023
	3,333	6,667	(2)	-	$22.93	6/21/2024
	-	7,100	(4)	-	$31.13	9/3/2025
							4,634	(1)	$175,999
							2,667	(2)	$101,293
							3,400	(4)	$129,132
Michael Umansky
	7,400	-		-	$6.46	12/27/2022
	10,000	5,000	(1)	-	$9.32	9/2/2023
	2,200	4,400	(2)	-	$22.93	6/21/2024
	-	4,700	(4)	-	$31.13	9/3/2025
							2,766	(1)	$105,053
							1,733	(2)	$65,819
							2,200	(4)	$83,556
Doug Schooner
	-	4,834	(1)	-	$9.32	9/2/2023
	2,133	4,267	(2)	-	$22.93	6/21/2024
	-	5,600	(4)	-	$31.13	9/3/2025
							2,700	(1)	$102,546
							1,733	(2)	$65,819
							2,700	(4)	$102,546

(1)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, September 3, 2013, subject to continued employment.

(2)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, June 24, 2014, subject to continued employment.

(3)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, June 11, 2014, subject to continued employment.

(4)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, September 4, 2015, subject to continued employment.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Selwyn Joffe	325,000	$7,314,412	32,729	$1,020,246
David Lee	7,500	$162,056	5,100	$161,443
Kevin Daly	10,900	$243,350	2,734	$86,544
Steve Kratz	10,000	$250,176	5,966	$188,894
Michael Umansky	-	$-	3,634	$115,040
Doug Schooner	26,333	$655,616	3,567	$112,913

Nonqualified Deferred Compensation

The following table sets forth certain information regarding contributions, earnings and account balances under our Amended and Restated Executive Deferred Compensation Plan, our only defined contribution plan that provides for the deferral of compensation on a basis that is not-tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2016. A description of the material terms and conditions of the Amended and Restated Executive Deferred Compensation Plan follows.

Name	Executive Contributions in Last FY(1)	Registrant contribution in last FY(2)	Aggregate Earnings in Last FY	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY

Selwyn Joffe	$583,664	$337,642	$(23,942)	$-	$19,983
David Lee	$-	$-	$-	$-	$-
Kevin Daly	$1,634	$1,634	$75	$-	$-
Steve Kratz	$-	$-	$-	$-	$-
Michael Umansky	$59,325	$28,978	$(84)	$-	$604,726
Doug Schooner	$-	$-	$-	$-	$-

The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total

Selwyn Joffe	$337,642	$-	$337,642
David Lee	$-	$-	$-
Kevin Daly	$1,634	$-	$1,634
Steve Kratz	$-	$-	$-
Michael Umansky	$28,978	$-	$28,978
Doug Schooner	$-	$-	$-

(a)	No interest is paid by the registrant.

Nonqualified Deferred Compensation Plan

We maintain the Motorcar Parts of America, Inc. Amended and Restated Executive Deferred Compensation Plan, an unfunded, non-qualified deferred compensation plan for a select group of management or highly compensated employees, including our named executive officers. Participants in the plan may elect to defer up to 100% of their gross W-2 compensation. We make matching contributions of 100% of each participant’s elective contributions to the plan, up to 3% of the participant’s compensation for the plan year or such other limit as the plan administrator determines in its discretion. The plan is designed to defer taxation to the participant on contributions and notional earnings thereon until distribution upon a separation of service, death, disability, change of control, unforeseeable emergency or in accordance with a participant’s previously made distribution elections, in each case as more specifically defined in the plan. Insurance annuity contracts provide funding for the plan, however, the annuity contracts are owned by us and remain subject to claims of our general creditors.

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

Potential Payments Upon Termination or Change in Control Table

The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreement was terminated on March 31, 2016, the last business day of Fiscal 2016. Please refer to “Employment Agreements” for more information.

Benefit	Termination by Company for Cause (1)	Death (2)	Disability (3)	Voluntary Termination by Mr. Joffe for Good Reason or Termination by Company w/o Cause (4)	After Change in Control: Voluntary Termination by Mr. Joffe (5)

Salary Contribution	$-	$-	$-	$1,400,000	$1,400,000
Bonus	$700,000	$700,000	$700,000	$1,700,200	$1,700,200
Executive Awards (6)	$-	$1,292,166	$1,292,166	$1,292,166	$1,292,166
Healthcare	$-	$-	$24,000	$172,852	$-
Automobile Allowance (7)	$-	$-	$-	$36,000	$-
Accrued Vacation Payments	$99,648	$99,648	$99,648	$207,340	$99,648

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus, if any, reimbursable expenses, and benefits owing to him through the day of his termination.

(2)	Mr. Joffe’s employment term will end on the date of his death. Upon such event, Mr. Joffe’s estate will be entitled to receive his accrued salary, bonus, if any, benefits (including accrued but unused vacation time) and reimbursable expenses, owing to Mr. Joffe through the date of his death. In addition, Mr. Joffe’s estate will assume Mr. Joffe’s rights under our equity incentive plans and certain of his rights under his New Employment Agreement.

(3)	If during the employment term, Mr. Joffe is terminated by us as a result of his physical or mental illness or incapacity as determined in accordance with the procedures set forth in the New Employment Agreement, Mr. Joffe will be entitled to receive his accrued salary, bonus, if any, reimbursable expenses, and benefits owing to Mr. Joffe through the date of termination. In addition, Mr. Joffe will be entitled to receive the benefits payable pursuant to a disability insurance policy purchased by Mr. Joffe with the Disability Insurance Payment.

(4)	Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive through the later of the date which is two years after the termination date or August 31, 2015: (i) his salary at the annual rate as in effect immediately prior to the termination date; (ii) his average bonus earned for the two years immediately prior to the year in which his employment agreement is terminated (or if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs); (iii) the benefits; and (iv) reimbursable expenses.

(5)	If a change in control occurs and Mr. Joffe voluntarily terminates his employment agreement for good reason or Mr. Joffe’s employment is terminated by us without cause within two years following a change in control, then Mr. Joffe will be entitled to receive either the severance benefit as described in the next sentence of this footnote or the benefits described in the immediately preceding footnote, whichever is more favorable to Mr. Joffe, and we will pay Mr. Joffe any reimbursable expenses owed to him through the termination date. The severance benefit will be equal to (i) two times Mr. Joffe’s salary at the annual rate in effect immediately prior to the date of the change in control plus (ii) two times Mr. Joffe’s average bonus earned for the two years immediately prior to the year in which the change in control occurs.

(6)	Upon the termination of his employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any Executive Awards under our 2010 Incentive Plan which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such Executive Award. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all Executive Awards which were not fully vested at March 31, 2016. Executive Awards include incentive stock options and nonqualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, stock payments, deferred stock, deferred stock units, SARs and cash awards.

(7)	Mr. Joffe is entitled to receive an automobile allowance in the amount of $1,500 per month, payable monthly. In addition, all costs of operating the automobile, including fuel, oil, insurance, repairs, maintenance and other expenses, are our responsibility.

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

Each of these options has a ten-year term. One-third of the options will be exercisable immediately upon grant, and one-half of the remaining portion of each option grant will vest and become exercisable on the first and second anniversary dates of the date of grant. Any options which remain unvested at the time a non-employee director’s service as a member of our board terminates shall terminate upon such termination of service unless such termination results from such non-employee director’s death or occurs upon a change of control, in which case all of such unvested options shall immediately vest upon such death or Change of Control (as defined in the Non-Employee Director Stock Option Plan). In the event of a Change of Control (as defined in the Non-Employee Director Stock Option Plan), we may, after notice to the grantee, require the grantee to “cash out” his rights by transferring them to the Company in exchange for their equivalent “cash value.”

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

On June 10, 2015, the Board amended and restated the Director Compensation Corporate Policy. The only change effectuated by the amendment and restatement was the date of the Annual RSU Awards, which was changed to the date of the adoption of the amendment and restatement and each anniversary thereof.

Description of the 2014 Plan

Eligibility; Administration

A Director of the Company who is not an officer or other employee (as determined in accordance with Section 3401(c) of the Code and the Treasury Regulations thereunder) of the Company or of any Affiliate (each “Non-Employee Director”) will be eligible to receive awards under our 2014 Plan. As of March 31, 2016, seven Non-Employee Directors are eligible to participate in the 2014 Plan. Our 2014 Plan will be administered by our Board, which may delegate its duties and responsibilities to committees of our directors and/or officers, subject to certain limitations that may be imposed under applicable law or regulation, including Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator will have the authority to grant and set the terms of all awards under, make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, our 2014 Plan, subject to its express terms and conditions.

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

2016 Plan Federal Income Tax Consequences

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

2016 Director Compensation

We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in Fiscal 2016. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in Fiscal 2016.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total

Scott J. Adelson	$55,000	$50,000	$-	$-	$105,000
Rudolph Borneo	$84,000	$50,000	$-	$-	$134,000
David Bryan	$-	$-	$-	$-	$-
Joseph Ferguson	$-	$-	$-	$-	$-
Philip Gay	$99,000	$50,000	$-	$-	$149,000
Mel Marks (2)	$55,000	$50,000	$-	$150,000	$255,000
Duane Miller	$80,626	$50,000	$-	$-	$130,626
Jeffrey Mirvis	$70,000	$50,000	$-	$-	$120,000

(1)	Award amounts reflect the aggregate grant date fair value of the awards.
(2)	On March 12, 2016, Mel Marks, a member of the Board of Directors passed away.

Each of our non-employee directors receives annual compensation of $40,000 and is paid a fee of $3,000 for attending each Board of Directors meeting, $2,000 for attending each Audit Committee meeting and $1,000 for each Compensation Committee meeting. Each director is also reimbursed for reasonable out-of-pocket expenses incurred to attend Board of Directors or Board of Directors committee meetings. We pay Mr. Gay an additional $20,000 per year for assuming the responsibility for being Chairman of our Audit and Ethics Committees, we pay Mr. Borneo an additional $5,000 per year for assuming the responsibility for being Chairman of our Compensation Committee, and beginning August 2015 we pay Mr. Miller an additional $2,500 for being Chairman of our Nominating and Corporate Governance Committee.

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

The following table sets forth, as of July 20, 2016, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 18,630,444 shares of common stock outstanding as of July 20, 2016.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 20, 2016 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

Name and Address of Beneficial Shareholder		Amount and Nature of Beneficial Ownership (1)	Percent of Class
BlackRock Fund Advisors
55 East 52nd Street, New York, NY 10055	(2)	1,636,702	8.9%
Fine Capital Management, LLC
590 Madison Avenue, 27th Floor, New York, New York 10022	(2)	1,403,026	7.7
Columbia Management Investment Advisers, LLC
225 Franklin Street, Boston, MA 02110	(2)	1,086,717	5.9
Selwyn Joffe	(3)	458,694	2.4
Scott Adelson	(4)	51,184	*
Rudolph Borneo	(5)	45,184	*
Philip Gay	(6)	22,184	*
Duane Miller	(7)	28,184	*
Jeffrey Mirvis	(8)	46,184	*
Doug Schooner	(9)	18,148	*
Steve Kratz	(10)	64,373	*
Michael Umansky	(11)	35,604	*
David Lee	(12)	72,025	*
Kevin Daly	(13)	14,668	*
Directors and executive officers as a group — 11 persons	(14)	856,432	4.5%

* Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)	Based on information contained in filings made by such stockholders with the SEC on as reported in each such stockholder's most recent Schedule 13F filing. Since there may have been subsequent purchases or sales of securities, this information may not reflect the current holdings by these stockholders.

(3)	Includes 325,633 shares issuable upon exercise of options under the 2010 Long Term Incentive Plan.

(4)	Includes 40,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(5)	Includes 24,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(6)	Includes 21,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(7)	Includes 26,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(8)	Includes 40,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(9)	Includes 10,948 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan and includes 92 shares of common stock held by The Schooner 2003 Family Trust. Mr. Schooner expressly disclaims ownership of the shares held by The Schooner 2003 Family Trust.

(10)	Includes 55,834 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan

(11)	Includes 28,367 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan.

(12)	Includes 60,167 shares issuable upon exercise of currently exercisable options under the 2010 Incentive Award Plan.

(13)	Includes 6,567 shares of unvested Restricted Stock issued under the 2010 Long Term Incentive Plan.

(14)	Includes 487,516 shares issuable upon exercise of currently exercisable options granted under the 2010 Incentive Award Plan and 151,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In November 2014, Mr. Mel Marks was appointed to serve as a director for all of our Asian subsidiaries, in addition to his position as one of our directors. Mr. Marks received compensation at the annual rate of $150,000 for his services in addition to his regular compensation as one of our directors.  For additional information, see the discussion under the caption “Executive Compensation” “2016 Director Compensation.”

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

The following table summarizes the total fees we paid to our independent certified public accountants, Ernst & Young LLP, for professional services provided during the following fiscal years ended March 31:

	2016	2015	2014
Audit Fees	$1,623,000	$1,676,000	$1,564,000
Tax Fees	234,000	168,000	542,000
Total	$1,857,000	$1,844,000	$2,106,000

Audit fees in Fiscal 2016, 2015 and 2014 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, and (iii) audit of internal control over financial reporting.

Tax fees in Fiscal 2016 and 2015 related primarily to the preparation of federal and state tax returns, transfer pricing, and federal and state examinations. Tax fees in fiscal 2014 related primarily to the preparation of federal and state tax returns, impairment analysis, and federal and state examinations.

Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in Fiscal 2016, 2015 and 2014 were pre-approved by the Audit Committee.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: July 29, 2016	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: July 29, 2016	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	July 29, 2016
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	July 29, 2016
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	July 29, 2016
Kevin Daly	(Principal Accounting Officer)

/s/ Scott Adelson	Director	July 29, 2016
Scott Adelson

/s/ Rudolph Borneo	Director	July 29, 2016
Rudolph Borneo

/s/ Philip Gay	Director	July 29, 2016
Philip Gay

/s/ Duane Miller	Director	July 29, 2016
Duane Miller

/s/ Jeffrey Mirvis	Director	July 29, 2016
Jeffrey Mirvis

/s/ David Bryan	Director	July 29, 2016
David Bryan

/s/ Joseph Ferguson	Director	July 29, 2016
Joseph Ferguson