Form 10-Q
period 2016-06-30
MOTORCAR PARTS AMERICA INC
filed 2016-08-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

There were 18,630,444 shares of Common Stock outstanding at August 2, 2016.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2016	March 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$19,717,000	$21,897,000
Short-term investments	1,982,000	1,813,000
Accounts receivable — net	11,148,000	8,548,000
Inventory— net	73,341,000	58,060,000
Inventory unreturned	10,399,000	10,520,000
Deferred income taxes	34,281,000	33,347,000
Prepaid expenses and other current assets	8,188,000	5,900,000
Total current assets	159,056,000	140,085,000
Plant and equipment — net	16,805,000	16,099,000
Long-term core inventory — net	243,822,000	241,100,000
Long-term core inventory deposits	5,569,000	5,569,000
Long-term deferred income taxes	463,000	236,000
Goodwill	2,053,000	2,053,000
Intangible assets — net	4,428,000	4,573,000
Other assets	8,587,000	3,657,000
TOTAL ASSETS	$440,783,000	$413,372,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$81,982,000	$72,152,000
Accrued liabilities	7,206,000	9,101,000
Customer finished goods returns accrual	23,546,000	26,376,000
Accrued core payment	9,906,000	8,989,000
Revolving loan	21,000,000	7,000,000
Other current liabilities	9,175,000	4,698,000
Current portion of term loan	3,064,000	3,067,000
Total current liabilities	155,879,000	131,383,000
Term loan, less current portion	19,203,000	19,980,000
Long-term accrued core payment	18,462,000	17,550,000
Long-term deferred income taxes	13,682,000	14,315,000
Other liabilities	13,496,000	19,336,000
Total liabilities	220,722,000	202,564,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,630,444 and 18,531,751 shares issued and outstanding at June 30, 2016 and March 31, 2016, respectively	186,000	185,000
Additional paid-in capital	205,015,000	203,650,000
Retained earnings	20,225,000	11,825,000
Accumulated other comprehensive loss	(5,365,000)	(4,852,000)
Total shareholders' equity	220,061,000	210,808,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$440,783,000	$413,372,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2016	2015

Net sales	$85,412,000	$85,835,000
Cost of goods sold	65,021,000	59,844,000
Gross profit	20,391,000	25,991,000
Operating expenses:
General and administrative	3,625,000	11,360,000
Sales and marketing	2,634,000	2,280,000
Research and development	869,000	736,000
Total operating expenses	7,128,000	14,376,000
Operating income	13,263,000	11,615,000
Interest expense, net	2,819,000	8,437,000
Income before income tax expense	10,444,000	3,178,000
Income tax expense	2,936,000	1,268,000
Net income	$7,508,000	$1,910,000
Basic net income per share	$0.40	$0.11
Diluted net income per share	$0.39	$0.10
Weighted average number of shares outstanding:
Basic	18,545,621	18,002,877
Diluted	19,484,938	18,888,013

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2016	2015

Net income	$7,508,000	$1,910,000
Other comprehensive (loss) income, net of tax:
Unrealized gain (loss) on short-term investments (net of tax of $15,000 and $(4,000))	22,000	(6,000)
Foreign currency translation loss	(535,000)	(349,000)
Total other comprehensive loss, net of tax	(513,000)	(355,000)
Comprehensive income	$6,995,000	$1,555,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended June 30,
Cash flows from operating activities:	2016	2015
Net income	$7,508,000	$1,910,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	715,000	517,000
Amortization of intangible assets	145,000	174,000
Amortization of debt issuance costs	171,000	334,000
Write-off of debt issuance costs	-	5,108,000
Amortization of interest on accrued core payments	191,000	190,000
(Gain) loss due to change in fair value of the warrant liability	(5,589,000)	1,142,000
(Gain) loss due to change in fair value of the contingent consideration	(16,000)	-
Net provision for inventory reserves	394,000	891,000
Net provision for (recovery of) customer payment discrepancies	189,000	(141,000)
Net provision for (recovery of) doubtful accounts	7,000	(85,000)
Deferred income taxes	(953,000)	(1,866,000)
Share-based compensation expense	729,000	516,000
Changes in current assets and liabilities:
Accounts receivable	(2,796,000)	6,897,000
Inventory	(15,422,000)	3,310,000
Inventory unreturned	121,000	(609,000)
Prepaid expenses and other current assets	(2,163,000)	960,000
Other assets	(4,941,000)	(113,000)
Accounts payable and accrued liabilities	7,630,000	1,387,000
Customer finished goods returns accrual	(2,830,000)	(152,000)
Long-term core inventory	(2,975,000)	(11,062,000)
Long-term core inventory deposits	-	(996,000)
Accrued core payments	1,638,000	(5,071,000)
Other liabilities	4,408,000	93,000
Net cash (used in) provided by operating activities	(13,839,000)	3,334,000
Cash flows from investing activities:
Purchase of plant and equipment	(1,568,000)	(619,000)
Purchase of business	-	(3,200,000)
Change in short-term investments	(133,000)	(188,000)
Net cash used in investing activities	(1,701,000)	(4,007,000)
Cash flows from financing activities:
Borrowings under revolving loan	15,000,000	15,000,000
Repayments of revolving loan	(1,000,000)	-
Borrowings under term loan	-	25,000,000
Repayments of term loan	(782,000)	(84,500,000)
Payments for debt issuance costs	(382,000)	(2,212,000)
Payments on capital lease obligations	(83,000)	(67,000)
Exercise of stock options	987,000	1,786,000
Excess tax benefits from stock-based compensation	-	1,786,000
Cash used to net share settle equity awards	(350,000)	-
Net cash provided by (used in) financing activities	13,390,000	(43,207,000)
Effect of exchange rate changes on cash and cash equivalents	(30,000)	(1,000)
Net decrease in cash and cash equivalents	(2,180,000)	(43,881,000)
Cash and cash equivalents — Beginning of period	21,897,000	61,230,000
Cash and cash equivalents — End of period	$19,717,000	$17,349,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$2,423,000	$3,172,000
Income taxes, net of refunds	70,000	86,000
Non-cash investing and financing activities:
Plant and equipment acquired under capital lease	$40,000	$1,569,000
Contingent consideration	-	1,320,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2016
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2016, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2016, as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, except as noted below, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2016.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s current products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, and (iii) brake master cylinders.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for segment reporting, the Company has identified its chief executive officer as its chief operating decision maker (“CODM”), has reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that it has one reportable segment for purposes of recording and reporting its financial results.

2. New Accounting Pronouncements

Recently Adopted Accounting Standards

Share-based Compensation

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. The Company early adopted this guidance effective April 1, 2016 which resulted in a cumulative-effect adjustment of $892,000 through retained earnings and current deferred tax assets to record excess tax benefits not previously recognized. The Company has also elected to account for forfeitures as they occur using the modified retrospective approach which did not have any material impact on its consolidated balance sheets. In addition, the Company is now required to present excess tax benefits as an operating activity (combined with other income tax cash flows) on the statements of cash flows rather than as a financing activity and has elected to adopt this change prospectively.

Extraordinary Items

In January 2015, the FASB issued guidance that simplifies income statement presentation by eliminating the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. There was no impact on the Company’s consolidated financial statements from the adoption of this guidance.

Accounting Standards Not Yet Adopted

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

3. Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		June 30, 2016		March 31, 2016
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$705,000	$143,000	$705,000	$127,000
Customer relationships	13 years	5,900,000	2,034,000	5,900,000	1,905,000
Total		$6,605,000	$2,177,000	$6,605,000	$2,032,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended June 30,
	2016	2015

Amortization expense	$145,000	$174,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2017 - remaining nine months	$435,000
2018	580,000
2019	580,000
2020	580,000
2021	580,000
Thereafter	1,673,000
Total	$4,428,000

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

Accounts receivable — net is comprised of the following:

	June 30, 2016	March 31, 2016
Accounts receivable — trade	$54,436,000	$62,206,000
Allowance for bad debts	(4,291,000)	(4,284,000)
Customer allowances earned	(8,974,000)	(12,029,000)
Customer payment discrepancies	(761,000)	(703,000)
Customer returns RGA issued	(9,671,000)	(6,561,000)
Customer core returns accruals	(19,591,000)	(30,081,000)
Less: total accounts receivable offset accounts	(43,288,000)	(53,658,000)
Total accounts receivable — net	$11,148,000	$8,548,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At June 30, 2016 and March 31, 2016, the Company’s total warranty return accrual was $11,559,000 and $10,845,000, respectively, of which of $5,426,000 and $4,612,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $6,133,000 and $6,233,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended June 30,
	2016	2015
Balance at beginning of period	$10,845,000	$10,904,000
Charged to expense/additions	22,694,000	17,371,000
Amounts processed	(21,980,000)	(18,490,000)
Balance at end of period	$11,559,000	$9,785,000

5. Inventory

Inventory is comprised of the following:

	June 30, 2016	March 31, 2016
Non-core inventory
Raw materials	$21,192,000	$17,394,000
Work-in-process	595,000	135,000
Finished goods	54,140,000	42,982,000
	75,927,000	60,511,000
Less allowance for excess and obsolete inventory	(2,586,000)	(2,451,000)
Total	$73,341,000	$58,060,000

Inventory unreturned	$10,399,000	$10,520,000
Long-term core inventory
Used cores held at the Company's facilities	$32,000,000	$34,405,000
Used cores expected to be returned by customers	11,435,000	10,781,000
Remanufactured cores held in finished goods	31,295,000	24,489,000
Remanufactured cores held at customers' locations	170,287,000	172,600,000
	245,017,000	242,275,000
Less allowance for excess and obsolete inventory	(1,195,000)	(1,175,000)
Total	$243,822,000	$241,100,000

Long-term core inventory deposits	$5,569,000	$5,569,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended June 30,
Sales	2016	2015
Customer A	52%	50%
Customer B	14%	20%
Customer C	21%	17%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	June 30, 2016	March 31, 2016
Customer A	39%	37%
Customer B	15%	17%
Customer C	14%	15%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended June 30,
	2016	2015
Rotating electrical products	72%	77%
Wheel hub products	22%	18%
Brake master cylinders products	6%	5%
	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended June 30, 2016 and 2015.

7. Debt

The Company has the following credit agreements.

Credit Facility

The Company is party to a $125,000,000 senior secured financing (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Credit Facility permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

In May 2016, the Company entered into a consent and second amendment to the Credit Facility (the “Second Amendment”) which, among other things, (i) increased the borrowing capacity of the Revolving Facility from $100,000,000 to $120,000,000, subject to certain borrowing base restrictions and a $15,000,000 sublimit for letters of credit, (ii) amended the definition and calculation of consolidated EBITDA, (iii) increased the maximum of amount of capital expenditures, and (iv) made certain other amendments and modifications.

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 2.96% and 4.03%, respectively, at June 30, 2016 and 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of June 30, 2016.

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

The following summarizes information about the Company’s Term Loans at:

	June 30, 2016	March 31, 2016
Principal amount of term loan	$22,656,000	$23,438,000
Unamortized financing fees	(389,000)	(391,000)
Net carrying amount of term loan	22,267,000	23,047,000
Less current portion of term loan	(3,064,000)	(3,067,000)
Long-term portion of term loan	$19,203,000	$19,980,000

Future repayments of the Company’s Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2017 - remaining nine months	2,343,000
2018	3,125,000
2019	3,125,000
2020	3,125,000
2021	10,938,000
Total payments	$22,656,000

The Company had $21,000,000 and $7,000,000 outstanding under the Revolving Facility at June 30, 2016 and March 31, 2016, respectively. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at June 30, 2016. At June 30, 2016, $97,970,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $10,054,000 and $15,643,000 at June 30, 2016 and March 31, 2016, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets. During the three months ended June 30, 2016 and 2015, a gain of $5,589,000 and a loss of $1,142,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate collection of customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Three Months Ended June 30,
	2016	2015
Receivables discounted	$80,649,000	$79,247,000
Weighted average days	341	342
Annualized weighted average discount rate	2.7%	2.1%
Amount of discount as interest expense	$2,068,000	$1,579,000

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

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended June 30,
	2016	2015

Net income	$7,508,000	$1,910,000
Basic shares	18,545,621	18,002,877
Effect of potentially dilutive securities	939,317	885,136
Diluted shares	19,484,938	18,888,013
Net income per share:
Basic net income per share	$0.40	$0.11
Diluted net income per share	$0.39	$0.10

The effect of dilutive options excludes 1,100 shares subject to options with an exercise price of $34.17 per share for the three months ended June 30, 2016 and 2,722 shares subject to options with an exercise price of $31.10 per share for the three months ended June 30, 2015, which were anti-dilutive.

10. Income Taxes

The Company recorded income tax expenses for the three months ended June 30, 2016 and 2015 of $2,936,000, or an effective tax rate of 28.1%, and $1,268,000, or an effective tax rate of 39.9%, respectively. The Company’s income tax rates for the three months ended June 30, 2016 were positively impacted by (i) a non-taxable gain in connection with the fair value adjustment on the warrants compared to a non-deductible loss for the three months ended June 30, 2015 and (ii) $391,000 of excess tax benefits reflected in income tax expense as a result of the early adoption of the FASB’s new guidance on share-based compensation. In addition, the income tax rates for all periods are increased by the inclusion of state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). These increases in all periods were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. The Internal Revenue Services (“IRS”) audit for the fiscal years ended March 31, 2011, 2012, 2013, and 2014 were collectively concluded in May 2016.  It was primarily agreed that the Company’s approximately $80,000,000 of ordinary bad debt deduction would be disallowed on its March 31, 2013 return and instead would be reclassified as deductible section165(g)(3) loss on its March 31, 2014 return.  Pursuant to this IRS exam adjustment, and certain other less significant findings, the disallowed losses which were carried back to offset taxable income on the Company’s March 31, 2011 return were reclaimed by the IRS. However the same losses, reclassified as noted above, were carried back two years to offset taxable income on the Company’s March 31, 2012 and 2013 tax returns. The remaining net operating losses were carried forward on to the Company’s March 31, 2014 tax return, and to the extent additional net operating losses remain will also offset taxable income in future years.

The impact of the reclassification and other findings resulted in no material increase in tax expense from changes in taxable income, but the Company incurred additional interest charges of approximately $460,000. These charges were accrued for in the final quarter of the year ended March 31, 2016.  There is no impact from the conclusion of these audits in the income tax expenses for the current period ended June 30, 2016.

The Company is also under examination by the State of California for the years ended March 31, 2013 and 2014. The Company is not under examination in any another jurisdiction. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

11. Financial Risk Management and Derivatives

Purchases and expenses denominated in currencies other than the U.S. dollar, which are primarily related to the Company’s facilities overseas, expose the Company to market risk from material movements in foreign exchange rates between the U.S. dollar and the foreign currencies. The Company’s primary risk exposure is from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, the Company enters into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which forward foreign currency exchange contracts are used is modified periodically in response to the Company’s estimate of market conditions and the terms and length of anticipated requirements.

The Company enters into forward foreign currency exchange contracts in order to reduce the impact of foreign currency fluctuations and not to engage in currency speculation. The use of derivative financial instruments allows the Company to reduce its exposure to the risk that the eventual cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates between the U.S. dollar and the foreign currencies. The Company does not hold or issue financial instruments for trading purposes. The forward foreign currency exchange contracts are designated for forecasted expenditure requirements to fund foreign operations.

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $23,775,000 and $18,917,000 at June 30, 2016 and March 31, 2016, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of income:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30,

	2016	2015
Forward foreign currency exchange contracts	$(679,000)	$178,000

The fair value of the forward foreign currency exchange contracts of $1,095,000 and $416,000 is included in other current liabilities in the consolidated balance sheets at June 30, 2016 and March 31, 2016, respectively.

12. Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	June 30, 2016				March 31, 2016
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,982,000	$1,982,000	-	-	$1,813,000	$1,813,000	-	-

Liabilities
Accrued liabilities
Contingent consideration	314,000	-	-	$314,000	224,000	-	-	$224,000
Other current liabilities
Deferred compensation	1,982,000	1,982,000	-	-	1,813,000	1,813,000	-	-
Forward foreign currency exchange contracts	1,095,000	-	$1,095,000	-	416,000	-	$416,000	-
Other liabilities
Warrant liability	10,054,000	-	-	10,054,000	15,643,000	-	-	15,643,000
Contingent consideration	-	-	-	-	106,000	-	-	106,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2016 and 2015, a loss of $679,000 and a gain of $178,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Warrant Liability

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2016 and March 31, 2016. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended June 30, 2016 and 2015, a gain of $5,589,000 and a loss of $1,142,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The following assumptions were used to determine the fair value of the Supplier Warrant:

Supplier Warrant
Risk free interest rate	0.50%
Expected life in years	1.25
Expected volatility	36.10%
Dividend yield	-
Probability of future financing	0%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrant. The expected life is based on the remaining contractual term of the warrant and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrant.

Contingent Consideration

The Company estimates the fair value of the contingent consideration liability using level 3 inputs and an option-pricing model at each balance sheet date. This amount is recorded in accrued expenses in the Company’s consolidated balance sheet at June 30, 2016. Any subsequent changes from the initial recognition in the fair value of the contingent consideration were recorded in current period earnings as a general and administrative expense. On June 21, 2016, the Company entered into a full release and settlement agreement with former owners of OE Plus Ltd., pursuant to which the Company agreed to pay $314,000 in full and complete satisfaction of all payments of any sort otherwise owed by the Company in connection with the May 2015 asset purchase agreement. This amount was paid in full on July 6, 2016. During the three months ended June 30, 2016, a gain of $16,000 was recorded in general and administrative expenses due to the change in the fair value of the contingent consideration.

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended June 30,
	2016		2015
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$15,643,000	$330,000	$10,506,000	$-
Newly issued	-	-	-	1,320,000
Total (gain) loss included in net income	(5,589,000)	(16,000)	1,142,000	-
Exercises/settlements	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$10,054,000	$314,000	$11,648,000	$1,320,000

During the three months ended June 30, 2016, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan, term loan and other long-term liabilities approximate their fair value based on the variable nature of interest rates and current rates for instruments with similar characteristics.

13. Share-based Payments

Stock Options

The Company granted options to purchase 182,800 and 2,722 shares of common stock during the three months ended June 30, 2016 and 2015, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Three Months Ended June 30,
	2016	2015
Weighted average risk free interest rate	1.39%	1.82%
Weighted average expected holding period (years)	5.85	5.00
Weighted average expected volatility	47.41%	49.02%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$13.08	$13.77

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2016	984,066	$11.98
Granted	182,800	$28.68
Exercised	(80,133)	$12.32
Cancelled	-	$-
Outstanding at June 30, 2016	1,086,733	$14.77

At June 30, 2016, options to purchase 419,561 shares of common stock were unvested at the weighted average exercise price of $11.19.

At June 30, 2016, there was $3,903,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 2.0 years.

Restricted Stock or Restricted Stock Units (collectively “RS”)

During the three months ended June 30, 2016, the Company granted 42,876 shares of RS with an estimated grant date fair value of $1,224,000 which was based on the closing market price on the grant date. The Company did not grant any shares of RS during the three months ended June 30, 2015.

The following is a summary of non-vested RS:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2016	153,527	$22.28
Granted	42,876	$28.54
Vested	(29,558)	$24.21
Cancelled	-	$-
Non-vested at June 30, 2016	166,845	$23.55

At June 30, 2016, there was $3,156,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.6 years.

14. Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2016			Three Months Ended June 30, 2015
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$332,000	$(5,184,000)	$(4,852,000)	$345,000	$(2,863,000)	$(2,518,000)
Other comprehensive income (loss), net of tax	22,000	(535,000)	(513,000)	(6,000)	(349,000)	(355,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$354,000	$(5,719,000)	$(5,365,000)	$339,000	$(3,212,000)	$(2,873,000)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2016 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 14, 2016, as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”), for segment reporting, we have identified our chief executive officer as our chief operating decision maker (“CODM”), have reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that we have one reportable segment for purposes of recording and reporting our financial results.

Results of Operations for the Three Months Ended June 30, 2016 and 2015

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended June 30,
	2016	2015
Gross profit percentage	23.9%	30.3%
Cash flow (used in) provided by operations	$(13,839,000)	$3,334,000
Finished goods turnover (annualized) (1)	5.4	5.9

(1)	Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended June 30,
	2016	2015
Net sales	$85,412,000	$85,835,000
Cost of goods sold	65,021,000	59,844,000
Gross profit	20,391,000	25,991,000
Gross profit percentage	23.9%	30.3%

Net Sales. Our net sales for the three months ended June 30, 2016 decreased by $423,000, or 0.5%, to $85,412,000 compared to net sales for the three months ended June 30, 2015 of $85,835,000. This slight decrease in our net sales was due primarily to certain customer allowances and returns related to new business offered during the three months ended June 30, 2016 as discussed below in the Gross Profit paragraph. These decreases were partly offset by higher sales across all product lines.

Gross Profit. Our gross profit percentage decreased to 23.9% for the three months ended June 30, 2016 from 30.3% for the three months ended June 30, 2015. The decrease in our gross profit for the three months ended June 30, 2016 was primarily due to $8,410,000 of customer allowances and initial inventory return accruals related to new business less cost of goods sold offset of $355,000, and cost of goods sold impact of $124,000 of start-up costs incurred related to a new product line. Offsetting this decrease, gross profit for the three months ended June 30, 2016 were enhanced by overall lower per unit costs which resulted from reduced costs from production and purchases.  Gross profit for the three months ended June 30, 2015 included an offset to net sales of $788,000 for customer allowances related to new business.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended June 30,
	2016	2015
General and administrative	$3,625,000	$11,360,000
Sales and marketing	2,634,000	2,280,000
Research and development	869,000	736,000

Percent of net sales

General and administrative	4.2%	13.2%
Sales and marketing	3.1%	2.7%
Research and development	1.0%	0.9%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2016 were $3,625,000, which represents a decrease of $7,735,000, or 68.1%, from general and administrative expenses for the three months ended June 30, 2015 of $11,360,000. The decrease in general and administrative expenses was primarily due to (i) a $5,589,000 gain recorded due to the change in the fair value of the warrant liability during the three months ended June 30, 2016 compared to a loss of $1,142,000 recorded during the three months ended June 30, 2015 and (ii) $2,389,000 of decreased legal fees. These decreases were partially offset by a $679,000 loss recorded due to the change in the fair value of the forward foreign currency exchange contracts during the three months ended June 30, 2016 compared to a gain of $178,000 recorded during the three months ended June 30, 2015.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2016 increased $354,000, or 15.5%, to $2,634,000 from $2,280,000 for the three months ended June 30, 2015. The increase was due primarily to the full quarter impact of personnel added in the prior year to support our growth initiatives.

Research and Development. Our research and development expenses increased by $133,000, or 18.1%, to $869,000 for the three months ended June 30, 2016 from $736,000 for the three months ended June 30, 2015, due primarily to the full quarter impact of personnel added in the prior year to support our growth initiatives.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended June 30, 2016 decreased $5,618,000, or 66.6%, to $2,819,000 from $8,437,000 for the three months ended June 30, 2015. The decrease in interest expense was due primarily to (i) the write-off of previous debt issuance costs of $5,108,000 in connection with the financing agreement which was terminated when we entered into a new credit facility in June 2015 and (ii) lower interest rates and lower average outstanding balances on our loans.

Provision for Income Taxes

Income Tax. Our income tax expense for the three months ended June 30, 2016 and 2015 was $2,936,000, or an effective tax rate of 28.1%, and $1,268,000, or an effective tax rate of 39.9%, respectively. Our income tax rates for the three months ended June 30, 2016 were positively impacted by (i) a non-taxable gain in connection with the fair value adjustment on the warrants compared to a non-deductible loss for the three months ended June 30, 2015 and (ii) $391,000 of excess tax benefits reflected in income tax expense as a result of the early adoption of the FASB’s new guidance on share-based compensation. In addition, the income tax rates for all periods are increased by the inclusion of state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). These increases in all periods were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

Liquidity and Capital Resources

Overview

At June 30, 2016, we had working capital of $3,177,000, a ratio of current assets to current liabilities of 1.0:1, and cash of $19,717,000, compared to working capital of $8,702,000, a ratio of current assets to current liabilities of 1.1:1, and cash of $21,897,000 at March 31, 2016. We generated cash during the three months ended June 30, 2016 from the use of receivable discount programs with certain of our major customers and from our credit facility. The cash generated from these activities was used primarily to make payments for certain customer allowances in connection with new business and to build our inventory levels to support higher sales.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next 12 months.

Share Repurchase Program

On June 9, 2016, our board of directors approved a stock repurchase program of up to $10,000,000 of our outstanding common stock, at prices deemed appropriate by management. This program replaces our existing $5,000,000 repurchase program, announced in March 2010, pursuant to which we had purchased 67,347 shares for a total of $389,000, which leaves $9,611,000 available for repurchases under the new stock repurchase program.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Three Months Ended June 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(13,839,000)	$3,334,000
Investing activities	(1,701,000)	(4,007,000)
Financing activities	13,390,000	(43,207,000)
Effect of exchange rates on cash and cash equivalents	(30,000)	(1,000)
Net decrease in cash and cash equivalents	$(2,180,000)	$(43,881,000)
Additional selected cash flow data:
Depreciation and amortization	$860,000	$691,000
Capital expenditures	1,568,000	619,000

Net cash used in operating activities was $13,839,000 during the three months ended June 30, 2016 compared to net cash provided by operating activities of $3,334,000 during the three months ended June 30, 2015. The significant changes in our operating activities were due primarily to the payments made in connection with new business and increased inventory levels to support our future growth.

Net cash used in investing activities was $1,701,000 and $4,007,000 during the three months ended June 30, 2016 and 2015, respectively. This change was due mainly to (i) the acquisition of OE Plus during the three months ended June 30, 2015 and (ii) increased purchases of equipment for our office, manufacturing and warehousing facilities.

Net cash provided by financing activities was $13,390,000 during the three months ended June 30, 2016 compared to net cash used in financing activities during the three months ended June 30, 2015 of $43,207,000. This change was due mainly to (i) the net repayment of our long-term debt in connection with the financing agreement which was terminated when we entered into a new credit facility in June 2015, (ii) the payment of debt issuance costs associated with this new credit facility, and (iii) fewer stock options exercised during the three months ended June 30, 2016 as compared to the three months ended June 30, 2015.

Capital Resources

Debt

We are party to the following credit agreements.

Credit Facility

We are a party to a $125,000,000 senior secured financing (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of our assets. Our Credit Facility permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

In May 2016, we entered into a consent and second amendment to the Credit Facility (the “Second Amendment”) which, among other things, (i) increased the borrowing capacity of the Revolving Facility from $100,000,000 to $120,000,000, subject to certain borrowing base restrictions and a $15,000,000 sublimit for letters of credit, (ii) amended the definition and calculation of consolidated EBITDA, (iii) increased the maximum of amount of capital expenditures, and (iv) made certain other amendments and modifications.

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 2.96% and 4.03%, respectively, at June 30, 2016 compared to 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of June 30, 2016.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of June 30, 2016	Financial covenants required per the Credit Facility
Maximum senior leverage ratio	0.52	2.50
Minimum fixed charge coverage ratio	1.31	1.05

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

We had $21,000,000 and $7,000,000 outstanding under the Revolving Facility at June 30, 2016 and March 31, 2016, respectively. In addition, $430,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at June 30, 2016. At June 30, 2016, $97,970,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $10,054,000 and $15,643,000 at June 30, 2016 and March 31, 2016, respectively. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at June 30, 2016 and March 31, 2016. During the three months ended June 30, 2016 and 2015, a gain of $5,589,000 and a loss of $1,142,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs:

	Three Months Ended June 30,
	2016	2015
Receivables discounted	$80,649,000	$79,247,000
Weighted average days	341	342
Annualized weighted average discount rate	2.7%	2.1%
Amount of discount as interest expense	$2,068,000	$1,579,000

Off-Balance Sheet Arrangements

At June 30, 2016, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $1,568,000 and $619,000 for the three months ended June 30, 2016 and 2015, respectively. These capital expenditures represent the purchase of equipment for our office, manufacturing and warehouse facilities. We expect our fiscal 2017 capital expenditures to be approximately $4,000,000 to support our current operations. In addition, we expect to invest additional amounts in connection with the expansion of our operations in Mexico, and are currently finalizing the timing and amount of such initiatives. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

There have been no material changes to our related party transactions that are presented in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed on June 14, 2016, and as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

Litigation

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed on June 14, 2016, and as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed on June 14, 2016, except as discussed below.

Recently Adopted Accounting Standards

Share-based Compensation

In March 2016, the FASB issued guidance that simplifies several aspects of the accounting for share-based payment transactions and states that, among other things, all excess tax benefits and tax deficiencies should be recognized as income tax expense or benefit in the income statement and an entity can make an entity-wide accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2016 with early adoption permitted. We early adopted this guidance effective April 1, 2016 which resulted in a cumulative-effect adjustment of $892,000 through retained earnings and current deferred tax assets to record excess tax benefits not previously recognized. We have also elected to account for forfeitures as they occur using the modified retrospective approach which did not have any material impact on our consolidated balance sheets. In addition, we are now required to present excess tax benefits as an operating activity (combined with other income tax cash flows) on the statements of cash flows rather than as a financing activity and have elected to adopt this change prospectively.

Extraordinary Items

In January 2015, the FASB issued guidance that simplifies income statement presentation by eliminating the concept of extraordinary items. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. A reporting entity may apply the amendments prospectively or retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. There was no impact on our consolidated financial statements from the adoption of this guidance.

Accounting Standards Not Yet Adopted

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

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2016, which was filed with the SEC on June 14, 2016.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the first quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed on June 14, 2016, and as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2016, filed on June 14, 2016 and as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends— The Credit Facility permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 9, 2014.

3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

4.1	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

Number	Description of Exhibit	Method of Filing
4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

10.1
Consent and Second Amendment to Loan Agreement, dated as of May 19, 2016, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: August 9, 2016	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 9, 2016	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer