Form 10-Q
period 2016-09-30
MOTORCAR PARTS AMERICA INC
filed 2016-11-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

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

There were 18,665,196 shares of Common Stock outstanding at November 2, 2016.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	September 30, 2016	March 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$5,452,000	$21,897,000
Short-term investments	2,233,000	1,813,000
Accounts receivable — net	16,112,000	8,548,000
Inventory— net	72,164,000	58,060,000
Inventory unreturned	10,228,000	10,520,000
Deferred income taxes	34,414,000	33,347,000
Prepaid expenses and other current assets	7,796,000	5,900,000
Total current assets	148,399,000	140,085,000
Plant and equipment — net	17,227,000	16,099,000
Long-term core inventory — net	251,048,000	241,100,000
Long-term core inventory deposits	5,569,000	5,569,000
Long-term deferred income taxes	457,000	236,000
Goodwill	2,476,000	2,053,000
Intangible assets — net	4,316,000	4,573,000
Other assets	8,176,000	3,657,000
TOTAL ASSETS	$437,668,000	$413,372,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$74,845,000	$72,152,000
Accrued liabilities	6,938,000	9,101,000
Customer finished goods returns accrual	19,761,000	26,376,000
Accrued core payment	11,174,000	8,989,000
Revolving loan	19,000,000	7,000,000
Other current liabilities	9,757,000	4,698,000
Current portion of term loan	3,064,000	3,067,000
Total current liabilities	144,539,000	131,383,000
Term loan, less current portion	18,447,000	19,980,000
Long-term accrued core payment	17,996,000	17,550,000
Long-term deferred income taxes	13,675,000	14,315,000
Other liabilities	14,187,000	19,336,000
Total liabilities	208,844,000	202,564,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,665,196 and 18,531,751 shares issued and outstanding at September 30, 2016 and March 31, 2016, respectively	187,000	185,000
Additional paid-in capital	205,375,000	203,650,000
Retained earnings	29,368,000	11,825,000
Accumulated other comprehensive loss	(6,106,000)	(4,852,000)
Total shareholders' equity	228,824,000	210,808,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$437,668,000	$413,372,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net sales	$108,836,000	$91,670,000	$194,248,000	$177,505,000
Cost of goods sold	78,178,000	69,850,000	143,199,000	129,694,000
Gross profit	30,658,000	21,820,000	51,049,000	47,811,000
Operating expenses:
General and administrative	9,869,000	18,219,000	13,494,000	29,579,000
Sales and marketing	2,707,000	2,632,000	5,341,000	4,912,000
Research and development	905,000	646,000	1,774,000	1,382,000
Total operating expenses	13,481,000	21,497,000	20,609,000	35,873,000
Operating income	17,177,000	323,000	30,440,000	11,938,000
Interest expense, net	3,189,000	2,613,000	6,008,000	11,050,000
Income (loss) before income tax expense (benefit)	13,988,000	(2,290,000)	24,432,000	888,000
Income tax expense (benefit)	4,845,000	(898,000)	7,781,000	370,000

Net income (loss)	$9,143,000	$(1,392,000)	$16,651,000	$518,000
Basic net income (loss) per share	$0.49	$(0.08)	$0.90	$0.03
Diluted net income (loss) per share	$0.47	$(0.08)	$0.86	$0.03
Weighted average number of shares outstanding:
Basic	18,641,324	18,215,783	18,544,118	18,109,912
Diluted	19,429,390	18,215,783	19,384,668	18,887,153

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$9,143,000	$(1,392,000)	$16,651,000	$518,000
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments (net of tax of $44,000, $(36,000), $59,000, and $(40,000))	66,000	(53,000)	88,000	(59,000)
Foreign currency translation loss	(807,000)	(1,424,000)	(1,342,000)	(1,773,000)
Total other comprehensive loss, net of tax	(741,000)	(1,477,000)	(1,254,000)	(1,832,000)
Comprehensive income (loss)	$8,402,000	$(2,869,000)	$15,397,000	$(1,314,000)

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
Cash flows from operating activities:	2016	2015
Net income	$16,651,000	$518,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	1,480,000	1,100,000
Amortization of intangible assets	290,000	331,000
Amortization of debt issuance costs	355,000	482,000
Write-off of debt issuance costs	-	5,108,000
Amortization of interest on accrued core payments	370,000	385,000
(Gain) loss due to change in fair value of the warrant liability	(4,765,000)	1,762,000
(Gain) loss due to change in fair value of the contingent consideration	(16,000)	-
Net provision for inventory reserves	1,020,000	2,362,000
Net provision for (recovery of) customer payment discrepancies	7,000	(90,000)
Net provision for (recovery of) doubtful accounts	(12,000)	(83,000)
Deferred income taxes	(1,167,000)	(2,877,000)
Share-based compensation expense	1,737,000	1,033,000
Loss on disposal of plant and equipment	1,000	-
Changes in current assets and liabilities:
Accounts receivable	(7,493,000)	16,573,000
Inventory	(14,305,000)	7,641,000
Inventory unreturned	292,000	(2,808,000)
Prepaid expenses and other current assets	(1,936,000)	(2,475,000)
Other assets	(4,549,000)	(239,000)
Accounts payable and accrued liabilities	288,000	12,403,000
Customer finished goods returns accrual	(6,615,000)	(473,000)
Long-term core inventory	(10,643,000)	(42,045,000)
Long-term core inventory deposits	-	26,002,000
Accrued core payments	2,261,000	(6,515,000)
Other liabilities	4,433,000	1,082,000
Net cash (used in) provided by operating activities	(22,316,000)	19,177,000
Cash flows from investing activities:
Purchase of plant and equipment	(2,594,000)	(2,730,000)
Purchase of business	(600,000)	(3,200,000)
Change in short-term investments	(270,000)	(739,000)
Net cash used in investing activities	(3,464,000)	(6,669,000)
Cash flows from financing activities:
Borrowings under revolving loan	24,000,000	15,000,000
Repayments of revolving loan	(12,000,000)	-
Borrowings under term loan	-	25,000,000
Repayments of term loan	(1,563,000)	(84,500,000)
Payments for debt issuance costs	(444,000)	(2,212,000)
Payments on capital lease obligations	(221,000)	(164,000)
Payment of contingent consideration	(314,000)	-
Exercise of stock options	1,047,000	2,956,000
Excess tax benefits from stock-based compensation	-	2,975,000
Cash used to net share settle equity awards	(1,057,000)	(913,000)
Net cash provided by (used in) financing activities	9,448,000	(41,858,000)
Effect of exchange rate changes on cash and cash equivalents	(113,000)	(182,000)
Net decrease in cash and cash equivalents	(16,445,000)	(29,532,000)
Cash and cash equivalents — Beginning of period	21,897,000	61,230,000
Cash and cash equivalents — End of period	$5,452,000	$31,698,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$5,224,000	$5,214,000
Income taxes, net of refunds	5,063,000	2,472,000
Non-cash investing and financing activities:
Plant and equipment acquired under capital lease	$312,000	$1,569,000
Contingent consideration	-	1,320,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2016
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2016, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2016, as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

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

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s current products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers and brake power boosters. The Company added turbochargers with its acquisition in July 2016. The Company began selling brake power boosters in August 2016.

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

Accounting Standards Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. A full or modified retrospective transition method is required. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated financial statements.

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated financial statements.

Income Taxes

In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years with early adoption permitted.  A reporting entity should apply the amendment prospectively or retrospectively. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the new guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated financial statements.

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued guidance which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated statements of cash flows.

3. Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:
		September 30, 2016		March 31, 2016
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$705,000	$159,000	$705,000	$127,000
Non-compete agreement	1 year	33,000	-	-	-
Customer relationships	13 years	5,900,000	2,163,000	5,900,000	1,905,000
Total		$6,638,000	$2,322,000	$6,605,000	$2,032,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Amortization expense	$145,000	$157,000	$290,000	$331,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2017 - remaining six months	$306,000
2018	597,000
2019	580,000
2020	580,000
2021	580,000
Thereafter	1,673,000
Total	$4,316,000

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

Accounts receivable — net is comprised of the following:

	September 30, 2016	March 31, 2016
Accounts receivable — trade	$65,494,000	$62,206,000
Allowance for bad debts	(4,300,000)	(4,284,000)
Customer allowances earned	(9,538,000)	(12,029,000)
Customer payment discrepancies	(703,000)	(703,000)
Customer returns RGA issued	(15,619,000)	(6,561,000)
Customer core returns accruals	(19,222,000)	(30,081,000)
Less: total accounts receivable offset accounts	(49,382,000)	(53,658,000)
Total accounts receivable — net	$16,112,000	$8,548,000

Warranty Returns

The Company allows its customers to return goods to the Company that their end-user customers have returned to them, whether the returned item is or is not defective (warranty returns). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At September 30, 2016 and March 31, 2016, the Company’s total warranty return accrual was $13,707,000 and $10,845,000, respectively, of which of $7,845,000 and $4,612,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $5,862,000 and $6,233,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Balance at beginning of period	$11,559,000	$9,785,000	$10,845,000	$10,904,000
Charged to expense/additions	28,179,000	22,442,000	50,873,000	39,813,000
Amounts processed	(26,031,000)	(22,023,000)	(48,011,000)	(40,513,000)
Balance at end of period	$13,707,000	$10,204,000	$13,707,000	$10,204,000

5. Inventory

Inventory is comprised of the following:

	September 30, 2016	March 31, 2016
Non-core inventory
Raw materials	$22,185,000	$17,394,000
Work-in-process	964,000	135,000
Finished goods	51,776,000	42,982,000
	74,925,000	60,511,000
Less allowance for excess and obsolete inventory	(2,761,000)	(2,451,000)
Total	$72,164,000	$58,060,000

Inventory unreturned	$10,228,000	$10,520,000
Long-term core inventory
Used cores held at the Company's facilities	$35,760,000	$34,405,000
Used cores expected to be returned by customers	16,303,000	10,781,000
Remanufactured cores held in finished goods	26,865,000	24,489,000
Remanufactured cores held at customers' locations	173,665,000	172,600,000
	252,593,000	242,275,000
Less allowance for excess and obsolete inventory	(1,545,000)	(1,175,000)
Total	$251,048,000	$241,100,000

Long-term core inventory deposits	$5,569,000	$5,569,000

6. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
Sales	2016	2015	2016	2015
Customer A	45%	46%	48%	48%
Customer B	21%	21%	18%	20%
Customer C	19%	21%	19%	19%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	September 30, 2016	March 31, 2016
Customer A	52%	37%
Customer B	8%	17%
Customer C	12%	15%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015
Rotating electrical products	80%	85%	76%	81%
Wheel hub products	20%	19%	21%	18%
Brake master cylinders products	3%	(4)%	4%	1%
Other products	(3)%	-%	(1)%	-%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2016 and 2015.

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

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 3.28% and 4.21%, respectively, at September 30, 2016 and 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of September 30, 2016.

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

The following summarizes information about the Company’s Term Loans at:

	September 30, 2016	March 31, 2016
Principal amount of term loan	$21,875,000	$23,438,000
Unamortized financing fees	(364,000)	(391,000)
Net carrying amount of term loan	21,511,000	23,047,000
Less current portion of term loan	(3,064,000)	(3,067,000)
Long-term portion of term loan	$18,447,000	$19,980,000

Future repayments of the Company’s Term Loans, by fiscal year, are as follows:

Year Ending March 31,
2017 - remaining six months	1,562,000
2018	3,125,000
2019	3,125,000
2020	3,125,000
2021	10,938,000
Total payments	$21,875,000

The Company had $19,000,000 and $7,000,000 outstanding under the Revolving Facility at September 30, 2016 and March 31, 2016, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at September 30, 2016. At September 30, 2016, $100,140,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $10,878,000 and $15,643,000 at September 30, 2016 and March 31, 2016, respectively. These amounts are included in other liabilities in the consolidated balance sheets. The warrant liability continues to be classified as a noncurrent liability at September 30, 2016 as the Company does not expect to settle this amount in cash. During the three months ended September 30, 2016 and 2015, a loss of $824,000 and $600,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2016 and 2015, a gain of $4,765,000 and a loss of $1,742,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

8. Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate receipt of payment on customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Six Months Ended September 30,
	2016	2015
Receivables discounted	$167,670,000	$167,905,000
Weighted average days	341	342
Annualized weighted average discount rate	2.8%	2.2%
Amount of discount as interest expense	$4,408,000	$3,452,000

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

The following presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2016	2015	2016	2015

Net income (loss)	$9,143,000	$(1,392,000)	$16,651,000	$518,000
Basic shares	18,641,324	18,215,783	18,544,118	18,109,912
Effect of potentially dilutive securities	788,066	-	840,550	777,241
Diluted shares	19,429,390	18,215,783	19,384,668	18,887,153
Net income (loss) per share:
Basic net income (loss) per share	$0.49	$(0.08)	$0.90	$0.03
Diluted net income (loss) per share	$0.47	$(0.08)	$0.86	$0.03

The effect of dilutive options excludes (i) 291,215 shares subject to options with exercise prices ranging from $28.68 to $34.17 per share for the three months ended September, 30, 2016, (ii) 1,204,619 shares subject to options with exercise prices ranging from $4.17 to $31.13 per share and 516,129 shares subject to warrants with an exercise price of $7.75 per share for the three months ended September 30, 2015, (iii) 108,815 shares subject to options with exercise prices ranging from $30.91 to $34.17 per share for the six months ended September 30, 2016, and (iv) 110,122 shares subject to options with exercise prices ranging from $31.10 to $31.13 per share for the six months ended September 30, 2015, which were anti-dilutive.

10. Income Taxes

The Company recorded income tax expense for the three months ended September 30, 2016 of $4,845,000, or an effective tax rate of 34.6%, and an income tax benefit for the three months ended September 30, 2015 of $898,000, or an effective tax rate of 39.2%. The Company recorded income tax expense for the six months ended September 30, 2016 and 2015 of $7,781,000, or an effective tax rate of 31.8%, and $370,000, or an effective tax rate of 41.7%, respectively. The Company’s income tax rates for the three and six months ended September 30, 2016 were positively impacted by $199,000 and $590,000, respectively, of excess tax benefits reflected in income tax expense as a result of the early adoption of the FASB’s new guidance on share-based compensation. The income tax rate for the six months ended September 30, 2016 was further impacted by a non-taxable gain in connection with the fair value adjustment on the warrants compared to a non-deductible loss for the six months ended September 30, 2015. In addition, the income tax rates for all periods are increased by the inclusion of state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). These increases in all periods were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

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

The impact of the reclassification and other findings resulted in no material increase in tax expense from changes in taxable income, but the Company incurred additional interest charges of approximately $460,000. These charges were accrued for in the final quarter of the year ended March 31, 2016.  There is no impact from the conclusion of these audits in the income tax expenses for the current period ended September 30, 2016.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $27,011,000 and $18,917,000 at September 30, 2016 and March 31, 2016, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Instruments	2016	2015	2016	2015
Forward foreign currency exchange contracts	$(507,000)	$(527,000)	$(1,186,000)	$(349,000)

The fair value of the forward foreign currency exchange contracts of $1,602,000 and $416,000 is included in other current liabilities in the consolidated balance sheets at September 30, 2016 and March 31, 2016, respectively.

12. Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2016				March 31, 2016
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,233,000	$2,233,000	-	-	$1,813,000	$1,813,000	-	-

Liabilities
Accrued liabilities
Contingent consideration	-	-	-	-	224,000	-	-	$224,000
Other current liabilities
Deferred compensation	2,233,000	2,233,000	-	-	1,813,000	1,813,000	-	-
Forward foreign currency exchange contracts	1,602,000	-	$1,602,000	-	416,000	-	$416,000	-
Other liabilities
Warrant liability	10,878,000	-	-	$10,878,000	15,643,000	-	-	15,643,000
Contingent consideration	-	-	-	-	106,000	-	-	106,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended September 30, 2016 and 2015, a loss of $507,000 and $527,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts. During the six months ended September 30, 2016 and 2015, a loss of $1,186,000 and $349,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Warrant Liability

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This warrant liability is included in other liabilities in the consolidated balance sheets. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended September 30, 2016 and 2015, a loss of $824,000 and $600,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2016 and 2015, a gain of $4,765,000 and a loss of $1,742,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

The following assumptions were used to determine the fair value of the Supplier Warrant:

Supplier Warrant
Risk free interest rate	0.59%
Expected life in years	1.00
Expected volatility	39.00%
Dividend yield	-
Probability of future financing	0%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrant. The expected life is based on the remaining contractual term of the warrant and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrant.

Contingent Consideration

The Company estimated the fair value of the contingent consideration liability using level 3 inputs and an option-pricing model at each balance sheet date. This amount was recorded in accrued expenses in the Company’s consolidated balance sheet at March 31, 2016. Any subsequent changes from the initial recognition in the fair value of the contingent consideration were recorded in current period earnings as a general and administrative expense. On June 21, 2016, the Company entered into a full release and settlement agreement with former owners of OE Plus Ltd., pursuant to which the Company agreed to pay $314,000 in full and complete satisfaction of all payments of any sort otherwise owed by the Company in connection with the May 2015 asset purchase agreement. This amount was paid in full on July 6, 2016. During the six months ended September 30, 2016, a gain of $16,000 was recorded in general and administrative expenses due to the change in the fair value of the contingent consideration. During the three and six months ended September 30, 2015, a loss of $20,000 was recorded in general and administrative expenses due to the change in the fair value of the contingent consideration.

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended September 30,				Six Months Ended September 30,
	2016		2015		2016		2015
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$10,054,000	$314,000	$11,648,000	$1,320,000	$15,643,000	$330,000	$10,506,000	$-
Newly issued	-	-	-	-	-	-	-	1,320,000
Total (gain) loss included in net income (loss)	824,000	-	600,000	20,000	(4,765,000)	(16,000)	1,742,000	20,000
Exercises/settlements	-	(314,000)	-	-	-	(314,000)	-	-
Net transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$10,878,000	$-	$12,248,000	$1,340,000	$10,878,000	$-	$12,248,000	$1,340,000

During the three and six months ended September 30, 2016, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Share-based Payments

Stock Options

The Company granted options to purchase 184,000 and 110,122 shares of common stock during the six months ended September 30, 2016 and 2015, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Six Months Ended September 30,
	2016	2015
Weighted average risk free interest rate	1.38%	1.73%
Weighted average expected holding period (years)	5.84	5.76
Weighted average expected volatility	47.42%	46.84%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$13.07	$14.13

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2016	984,066	$11.98
Granted	184,000	$28.67
Exercised	(83,133)	$12.60
Cancelled	-	$-
Outstanding at September 30, 2016	1,084,933	$14.76

At September 30, 2016, options to purchase 283,469 shares of common stock were unvested at the weighted average exercise price of $13.02.

At September 30, 2016, there was $3,418,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 2.3 years.

Restricted Stock or Restricted Stock Units (collectively “RS”)

During the six months ended September 30, 2016 and 2015, the Company granted 42,876 and 39,900 shares of RS, respectively, with an estimated grant date fair value of $1,224,000 and $1,242,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RS:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2016	153,527	$22.28
Granted	42,876	$28.54
Vested	(86,854)	$17.67
Cancelled	-	$-
Non-vested at September 30, 2016	109,549	$28.39

At September 30, 2016, there was $2,648,000 of total unrecognized compensation expense related to these awards, which will be recognized over the remaining weighted average vesting period of approximately 1.9 years.

14. Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30, 2016			Three Months Ended September 30, 2015
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$354,000	$(5,719,000)	$(5,365,000)	$339,000	$(3,212,000)	$(2,873,000)
Other comprehensive income (loss), net of tax	66,000	(807,000)	(741,000)	(53,000)	(1,424,000)	(1,477,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$420,000	$(6,526,000)	$(6,106,000)	$286,000	$(4,636,000)	$(4,350,000)

	Six Months Ended September 30, 2016			Six Months Ended September 30, 2015
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$332,000	$(5,184,000)	$(4,852,000)	$345,000	$(2,863,000)	$(2,518,000)
Other comprehensive income (loss), net of tax	88,000	(1,342,000)	(1,254,000)	(59,000)	(1,773,000)	(1,832,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$420,000	$(6,526,000)	$(6,106,000)	$286,000	$(4,636,000)	$(4,350,000)

15. Acquisitions

On July 21, 2016, the Company completed the acquisition of certain assets and assumption of certain liabilities of Zor Industries USA LLC (“ZOR”), a privately held manufacturer and remanufacturer of turbochargers based in Winchester, Virginia. The acquisition was consummated pursuant to an asset purchase agreement for an initial purchase price of $600,000, subject to certain working capital adjustments. The assets and results of operations of ZOR were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report contains certain forward-looking statements with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those projected in such statements. These factors include, but are not limited to: concentration of sales to a small number of customers, changes in the financial condition of or our relationship with any of our major customers, increases in the average accounts receivable collection period, the loss of sales to customers, delays in payments by customers, the increasing customer pressure for lower prices and more favorable payment and other terms, lower revenues than anticipated from new and existing contracts, the increasing demands on our working capital, the significant strain on working capital associated with large inventory purchases from customers, any meaningful difference between expected production needs and ultimate sales to our customers, investments in operational changes or acquisitions, our ability to obtain any additional financing we may seek or require, our ability to achieve positive cash flows from operations, potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting, our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults, increases in interest rates, the impact of high gasoline prices, consumer preferences and general economic conditions, increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers, difficulty in obtaining Used Cores and component parts or increases in the costs of those parts, political, criminal or economic instability in any of the foreign countries where we conduct operations, currency exchange fluctuations, unforeseen increases in operating costs, risks associated with cyber-attacks, risks associated with conflict minerals, and other factors discussed herein and in our other filings with the SEC.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES programs. Our current products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers and brake power boosters. We added turbochargers with our acquisition in July 2016. We began selling brake power boosters in August 2016.

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

Results of Operations for the Three Months Ended September 30, 2016 and 2015

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended September 30,
	2016	2015
Gross profit percentage	28.2%	23.8%
Cash flow (used in) provided by operations	$(8,477,000)	$15,843,000
Finished goods turnover (annualized) (1)	5.9	7.0

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended September 30,
	2016	2015
Net sales	$108,836,000	$91,670,000
Cost of goods sold	78,178,000	69,850,000
Gross profit	30,658,000	21,820,000
Gross profit percentage	28.2%	23.8%

Net Sales. Our net sales for the three months ended September 30, 2016 increased by $17,166,000, or 18.7%, to $108,836,000 compared to net sales for the three months ended September 30, 2015 of $91,670,000. The increase in our net sales was across all existing product lines. This increase was partially offset by allowances and returns related to new business as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage increased to 28.2% for the three months ended September 30, 2016 from 23.8% for the three months ended September 30, 2015. This increase was due primarily to overall lower per unit costs from an increased volume of purchases and production resulting in better absorption of overhead. This increase in our gross profit was partially offset by $3,547,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $213,000, and a cost of goods sold impact of $16,000 for start-up costs incurred related to our launch of brake power boosters. Our gross profit for the three months ended September 30, 2015 was impacted by $10,075,000 for customer allowances related to new business less a cost of goods sold offset of $809,000, and a cost of goods sold impact of $145,000 for inventory step-up amortization.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended September 30,
	2016	2015
General and administrative	$9,869,000	$18,219,000
Sales and marketing	2,707,000	2,632,000
Research and development	905,000	646,000

Percent of net sales

General and administrative	9.1%	19.9%
Sales and marketing	2.5%	2.9%
Research and development	0.8%	0.7%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2016 were $9,869,000, which represents a decrease of $8,350,000, or 45.8%, from general and administrative expenses for the three months ended September 30, 2015 of $18,219,000. The reduction was primarily due to $9,930,000 of decreased legal expense as compared to the three months ended September 30, 2015, which included $9,250,000 accrued for the litigation settlement in the bankruptcy cases related to the discontinued subsidiaries. This decrease was partially offset by (i) $663,000 of increased general and administrative expenses at our offshore locations which was due primarily to fluctuations in Asian foreign currency exchange rates, (ii) $491,000 of increased share-based compensation, and (iii) $224,000 of increased loss due to the change in the fair value of the warrant liability.

Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2016 increased $75,000, or 2.8%, to $2,707,000 from $2,632,000 for the three months ended September 30, 2015. The increase was due primarily to our growth initiatives, partially offset by decreased commissions.

Research and Development. Our research and development expenses increased by $259,000, or 40.1%, to $905,000 for the three months ended September 30, 2016 from $646,000 for the three months ended September 30, 2015, due primarily to our growth initiatives.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended September 30, 2016 increased $576,000, or 22.0%, to $3,189,000 from $2,613,000 for the three months ended September 30, 2015. The increase in interest expense was due primarily to higher interest rates on (i) our accounts receivable discount programs and (ii) higher average outstanding balances on our revolving facility.

Provision for Income Taxes

Income Tax. We recorded income tax expense for the three months ended September 30, 2016 of $4,845,000, or an effective tax rate of 34.6%, and an income tax benefit for the three months ended September 30, 2015 of $898,000, or an effective tax rate of 39.2%. Our income tax rate for the three months ended September 30, 2016 was positively impacted by $199,000 of excess tax benefits as a result of the early adoption of the FASB’s new guidance on share-based compensation. In addition, the income tax rates for all periods are increased by (i) the inclusion of state income taxes, (ii) non-deductible executive compensation under Internal Revenue Code Section 162(m), and (iii) the non-deductible expense in connection with the fair value adjustments on the warrants. These increases in all periods were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

Results of Operations for the Six Months Ended September 30, 2016 and 2015

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Six Months Ended September 30,
	2016	2015
Gross profit percentage	26.3%	26.9%
Cash flow (used in) provided by operations	$(22,316,000)	$19,177,000
Finished goods turnover (annualized) (1)	6.0	6.6

(1)
Annualized finished goods turnover for the period is calculated by multiplying cost of goods sold for the period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended September 30,
	2016	2015
Net sales	$194,248,000	$177,505,000
Cost of goods sold	143,199,000	129,694,000
Gross profit	51,049,000	47,811,000
Gross profit percentage	26.3%	26.9%

Net Sales. Our net sales for the six months ended September 30, 2016 increased by $16,743,000, or 9.4%, to $194,248,000 compared to net sales for the six months ended September 30, 2015 of $177,505,000. The increase in our net sales was across all existing product lines. This increase was partially offset by allowances and returns related to new business as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage decreased to 26.3% for the six months ended September 30, 2016 from 26.9% for the six months ended September 30, 2015. Our gross profit for the six months ended September 30, 2016 was impacted by $11,957,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $568,000, and a cost of goods sold impact of $140,000 for start-up costs incurred related to our launch of brake power boosters. Our gross profit for the six months ended September 30, 2015 was impacted by $10,863,000 for customer allowances related to new business less a cost of goods sold offset of $809,000, and a cost of goods sold impact of $145,000 for inventory step-up amortization.

Operating Expenses

The following summarizes operating expenses:

	Six Months Ended September 30,
	2016	2015
General and administrative	$13,494,000	$29,579,000
Sales and marketing	5,341,000	4,912,000
Research and development	1,774,000	1,382,000

Percent of net sales

General and administrative	6.9%	16.7%
Sales and marketing	2.7%	2.8%
Research and development	0.9%	0.8%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2016 were $13,494,000, which represents a decrease of $16,085,000, or 54.4%, from general and administrative expenses for the six months ended September 30, 2015 of $29,579,000. The reduction was primarily due to (i) $12,319,000 of decreased legal expense as compared to the six months ended September 30, 2015, which included $9,250,000 accrued for the litigation settlement in the bankruptcy cases related to the discontinued subsidiaries and (ii) a $4,765,000 gain recorded due to the change in the fair value of the warrant liability during the six months ended September 30, 2016 compared to a loss of $1,742,000 recorded during the six months ended September 30, 2015. These decreases were partially offset by (i) $837,000 of increased loss recorded due to the change in the fair value of the forward foreign currency exchange contracts, (ii) $820,000 of increased general and administrative expenses at our offshore locations which was due primarily to fluctuations in Asian foreign currency exchange rates, and (iii) $704,000 of increased share-based compensation.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2016 increased $429,000, or 8.7%, to $5,341,000 from $4,912,000 for the six months ended September 30, 2015. The increase was due primarily to our growth initiatives, partially offset by decreased commissions.

Research and Development. Our research and development expenses increased by $392,000, or 28.4%, to $1,774,000 for the six months ended September 30, 2016 from $1,382,000 for the six months ended September 30, 2015, due primarily to our growth initiatives.

Interest Expense

Interest Expense, net. Our interest expense, net for the six months ended September 30, 2016 decreased $5,042,000, or 45.6%, to $6,008,000 from $11,050,000 for the six months ended September 30, 2015. The decrease in interest expense was due primarily to (i) the write-off of previous debt issuance costs of $5,108,000 in connection with the financing agreement which was terminated when we entered into a new credit facility in June 2015 and (ii) lower interest rates and lower average outstanding balances on our loans. These decreases in interest expense were partially offset by higher interest rates on our accounts receivable discount programs during the six months ended September 30, 2016.

Provision for Income Taxes

Income Tax. Our income tax expense for the six months ended September 30, 2016 and 2015 was $7,781,000, or an effective tax rate of 31.8%, and $370,000, or an effective tax rate of 41.7%, respectively. Our income tax rate for the six months ended September 30, 2016 was positively impacted by (i) a non-taxable gain in connection with the fair value adjustments on the warrants compared to a non-deductible loss for the six months ended September 30, 2015 and (ii) $590,000 of excess tax benefits as a result of the early adoption of the FASB’s new guidance on share-based compensation. In addition, the income tax rates for all periods are increased by the inclusion of state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). These increases in all periods were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

Liquidity and Capital Resources

Overview

At September 30, 2016, we had working capital of $3,860,000, a ratio of current assets to current liabilities of 1.03:1.00, and cash of $5,452,000, compared to working capital of $8,702,000, a ratio of current assets to current liabilities of 1.10:1.00, and cash of $21,897,000 at March 31, 2016. We generated cash during the six months ended September 30, 2016 from the use of receivable discount programs with certain of our major customers and from our credit facility. The cash generated from these activities was used primarily to make payments for certain customer allowances in connection with new business and to build our inventory levels to support higher sales.

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

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Six Months Ended September 30,
	2016	2015
Cash provided by (used in):
Operating activities	$(22,316,000)	$19,177,000
Investing activities	(3,464,000)	(6,669,000)
Financing activities	9,448,000	(41,858,000)
Effect of exchange rates on cash and cash equivalents	(113,000)	(182,000)
Net decrease in cash and cash equivalents	$(16,445,000)	$(29,532,000)
Additional selected cash flow data:
Depreciation and amortization	$1,770,000	$1,431,000
Capital expenditures	2,594,000	2,730,000

Net cash used in operating activities was $22,316,000 during the six months ended September 30, 2016 compared to net cash provided by operating activities of $19,177,000 during the six months ended September 30, 2015. The significant changes in our operating activities were due primarily to (i) an increase in accounts receivable during the six months ended September 30, 2016 compared to a decrease during the six months ended September 30, 2015, (ii) payments made in connection with new business, and (iii) increased inventory levels to support our future growth.

Net cash used in investing activities was $3,464,000 and $6,669,000 during the six months ended September 30, 2016 and 2015, respectively. This change was due primarily to a decrease in cash used for the acquisition of certain assets and assumption of certain liabilities during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015.

Net cash provided by financing activities was $9,448,000 during the six months ended September 30, 2016 compared to net cash used in financing activities during the six months ended September 30, 2015 of $41,858,000. This change was due mainly to (i) the net repayment of our long-term debt in connection with the financing agreement which was terminated when we entered into a new credit facility in June 2015, (ii) the payment of debt issuance costs associated with this new credit facility, and (iii) fewer stock options exercised during the six months ended September 30, 2016 as compared to the six months ended September 30, 2015.

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

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 3.28% and 4.21%, respectively, at September 30, 2016 compared to 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of September 30, 2016.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of September 30, 2016	Financial covenants required per the Credit Facility
Maximum senior leverage ratio	0.46	2.50
Minimum fixed charge coverage ratio	1.37	1.05

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

We had $19,000,000 and $7,000,000 outstanding under the Revolving Facility at September 30, 2016 and March 31, 2016, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at September 30, 2016. At September 30, 2016, $100,140,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $10,878,000 and $15,643,000 at September 30, 2016 and March 31, 2016, respectively. These amounts are included in other liabilities in the consolidated balance sheets. The warrant liability continues to be classified as a noncurrent liability at September 30, 2016 as we do not expect to settle this amount in cash. During the three months ended September 30, 2016 and 2015, a loss of $824,000 and $600,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2016 and 2015, a gain of $4,765,000 and a loss of $1,742,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

Receivable Discount Programs

We use receivable discount programs with certain customers and their respective banks. Under these programs, we have options to sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allows us to accelerate receipt of payment on customers’ receivables. While these arrangements have reduced our working capital needs, there can be no assurance that these programs will continue in the future. Interest expense resulting from these programs would increase if interest rates rise, if utilization of these discounting arrangements expands, if customers extend their payment to us, or if the discount period is extended to reflect more favorable payment terms to customers.

The following is a summary of the receivable discount programs:

	Six Months Ended September 30,
	2016	2015
Receivables discounted	$167,670,000	$167,905,000
Weighted average days	341	342
Annualized weighted average discount rate	2.8%	2.2%
Amount of discount as interest expense	$4,408,000	$3,452,000

Off-Balance Sheet Arrangements

At September 30, 2016, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $2,594,000 and $2,730,000 for the six months ended September 30, 2016 and 2015, respectively. These capital expenditures represent the purchase of equipment for our office, manufacturing and warehouse facilities. We expect our fiscal 2017 capital expenditures to be in the range of $4,000,000 to $5,000,000 to support our current operations. In addition, we expect to invest additional amounts in connection with the expansion of our operations in Mexico, and are currently finalizing the timing and amount of such initiatives. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

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

Accounting Standards Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. A full or modified retrospective transition method is required. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. We are currently evaluating the impact the provisions of this guidance will have on our consolidated financial statements.

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We are currently evaluating the impact the provisions of this guidance will have on our consolidated financial statements.

Income Taxes

In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years with early adoption permitted.  A reporting entity should apply the amendment prospectively or retrospectively. We are currently evaluating the impact the provisions of this guidance will have on our consolidated financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that addresses certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the new guidance by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption. We are currently evaluating the impact the provisions of this guidance will have on our consolidated financial statements.

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. We are currently evaluating the impact the provisions of this guidance will have on our consolidated financial statements.

Statement of Cash Flows

In August 2016, the FASB issued guidance which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact the provisions of this guidance will have on our consolidated statements of cash flows.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the second quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

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
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2016.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: November 9, 2016	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 9, 2016	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer