Form 10-Q
period 2016-12-31
MOTORCAR PARTS AMERICA INC
filed 2017-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

There were 18,693,779 shares of Common Stock outstanding at February 2, 2017.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2016	March 31, 2016
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$3,941,000	$21,897,000
Short-term investments	1,966,000	1,813,000
Accounts receivable — net	22,667,000	8,548,000
Inventory— net	71,340,000	58,060,000
Inventory unreturned	5,098,000	10,520,000
Deferred income taxes	34,723,000	33,347,000
Prepaid expenses and other current assets	7,478,000	5,900,000
Total current assets	147,213,000	140,085,000
Plant and equipment — net	18,243,000	16,099,000
Long-term core inventory — net	257,198,000	241,100,000
Long-term core inventory deposits	5,569,000	5,569,000
Long-term deferred income taxes	456,000	236,000
Goodwill	2,551,000	2,053,000
Intangible assets — net	4,150,000	4,573,000
Other assets	7,649,000	3,657,000
TOTAL ASSETS	$443,029,000	$413,372,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,552,000	$72,152,000
Accrued liabilities	8,716,000	9,101,000
Customer finished goods returns accrual	12,567,000	26,376,000
Accrued core payment	11,791,000	8,989,000
Revolving loan	18,001,000	7,000,000
Other current liabilities	11,579,000	4,698,000
Current portion of term loan	3,064,000	3,067,000
Total current liabilities	143,270,000	131,383,000
Term loan, less current portion	17,691,000	19,980,000
Long-term accrued core payment	15,181,000	17,550,000
Long-term deferred income taxes	13,577,000	14,315,000
Other liabilities	13,374,000	19,336,000
Total liabilities	203,093,000	202,564,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued…	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,693,779 and 18,531,751 shares issued and outstanding at December 31, 2016 and March 31, 2016, respectively	187,000	185,000
Additional paid-in capital	206,619,000	203,650,000
Retained earnings	40,478,000	11,825,000
Accumulated other comprehensive loss	(7,348,000)	(4,852,000)
Total shareholders' equity	239,936,000	210,808,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$443,029,000	$413,372,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2016	2015	2016	2015

Net sales	$112,595,000	$94,022,000	$306,843,000	$271,527,000
Cost of goods sold	80,225,000	65,123,000	223,424,000	194,817,000
Gross profit	32,370,000	28,899,000	83,419,000	76,710,000
Operating expenses:
General and administrative	7,952,000	8,802,000	21,446,000	38,381,000
Sales and marketing	3,234,000	2,671,000	8,575,000	7,583,000
Research and development	1,039,000	711,000	2,813,000	2,093,000
Total operating expenses	12,225,000	12,184,000	32,834,000	48,057,000
Operating income	20,145,000	16,715,000	50,585,000	28,653,000
Interest expense, net	3,357,000	2,516,000	9,365,000	13,566,000
Income before income tax expense	16,788,000	14,199,000	41,220,000	15,087,000
Income tax expense	5,678,000	6,451,000	13,459,000	6,821,000
Net income	$11,110,000	$7,748,000	$27,761,000	$8,266,000
Basic net income per share	$0.59	$0.42	$1.49	$0.45
Diluted net income per share	$0.57	$0.41	$1.43	$0.44
Weighted average number of shares outstanding:
Basic	18,675,125	18,319,531	18,587,946	18,180,039
Diluted	19,441,265	19,095,704	19,399,857	18,981,421

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,

	2016	2015	2016	2015

Net income	$11,110,000	$7,748,000	$27,761,000	$8,266,000
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments (net of tax of $7,000, $29,000, $66,000, and $(11,000))	10,000	42,000	98,000	(17,000)
Foreign currency translation loss	(1,252,000)	(422,000)	(2,594,000)	(2,195,000)
Total other comprehensive loss, net of tax	(1,242,000)	(380,000)	(2,496,000)	(2,212,000)
Comprehensive income	$9,868,000	$7,368,000	$25,265,000	$6,054,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
Cash flows from operating activities:	2016	2015
Net income	$27,761,000	$8,266,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	2,262,000	1,737,000
Amortization of intangible assets	456,000	476,000
Amortization of debt issuance costs	538,000	635,000
Write-off of debt issuance costs	-	5,108,000
Amortization of interest on accrued core payments	545,000	566,000
(Gain) loss due to change in fair value of the warrant liability	(5,727,000)	3,077,000
Gain due to change in fair value of the contingent consideration	(16,000)	-
Gain due to change in estimate of stock adjustment accrual	(4,066,000)	-
Net provision for inventory reserves	2,327,000	3,439,000
Net provision for (recovery of) customer payment discrepancies	612,000	(270,000)
Net (recovery of) provision for doubtful accounts	(1,000)	4,552,000
Deferred income taxes	(1,620,000)	(3,264,000)
Share-based compensation expense	2,555,000	1,786,000
Loss on disposal of plant and equipment	1,000	-
Changes in current assets and liabilities:
Accounts receivable	(14,685,000)	11,481,000
Inventory	(13,696,000)	2,905,000
Inventory unreturned	227,000	(2,815,000)
Prepaid expenses and other current assets	(1,917,000)	2,462,000
Other assets	(4,045,000)	(359,000)
Accounts payable and accrued liabilities	3,945,000	(3,830,000)
Customer finished goods returns accrual	(4,548,000)	3,680,000
Long-term core inventory	(17,893,000)	(47,731,000)
Long-term core inventory deposits	-	26,002,000
Accrued core payments	(113,000)	(8,896,000)
Other liabilities	6,288,000	956,000
Net cash (used in) provided by operating activities	(20,810,000)	9,963,000
Cash flows from investing activities:
Purchase of plant and equipment	(4,127,000)	(3,168,000)
Purchase of business	(705,000)	(2,701,000)
Change in short-term investments	11,000	(838,000)
Net cash used in investing activities	(4,821,000)	(6,707,000)
Cash flows from financing activities:
Borrowings under revolving loan	37,001,000	22,000,000
Repayments of revolving loan	(26,000,000)	(15,000,000)
Borrowings under term loan	-	25,000,000
Repayments of term loan	(2,344,000)	(85,281,000)
Payments for debt issuance costs	(444,000)	(2,337,000)
Payments on capital lease obligations	(406,000)	(268,000)
Payment of contingent consideration	(314,000)	-
Exercise of stock options	1,475,000	3,051,000
Excess tax benefits from stock-based compensation	-	3,106,000
Cash used to net share settle equity awards	(1,058,000)	(913,000)
Net cash provided by (used in) financing activities	7,910,000	(50,642,000)
Effect of exchange rate changes on cash and cash equivalents	(235,000)	(143,000)
Net decrease in cash and cash equivalents	(17,956,000)	(47,529,000)
Cash and cash equivalents — Beginning of period	21,897,000	61,230,000
Cash and cash equivalents — End of period	$3,941,000	$13,701,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$8,212,000	$7,405,000
Income taxes, net of refunds	9,971,000	3,684,000
Non-cash investing and financing activities:
Plant and equipment acquired under capital lease	$802,000	$1,591,000
Contingent consideration	-	1,320,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2016
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2016 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2017. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2016, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2016, as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

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

Accounting Standards Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. A full or modified retrospective transition method is required. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for the Company in the first quarter of fiscal 2019 and the Company does not plan to early adopt. The Company has not yet selected a transition method and is currently evaluating the effect that the updated standard will have on its consolidated financial statements and related disclosures.

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

Statement of Cash Flows

In August 2016, the FASB issued guidance which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted. The Company does not expect any impact on its consolidated statements of cash flows from the adoption of this guidance.

Business Combinations

In January 2017, the FASB issued guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the amendment prospectively. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated financial statements.

3. Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		December 31, 2016		March 31, 2016
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$705,000	$175,000	$705,000	$127,000
Non-compete agreement	1 year	33,000	21,000	-	-
Customer relationships	13 years	5,900,000	2,292,000	5,900,000	1,905,000
Total		$6,638,000	$2,488,000	$6,605,000	$2,032,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2016	2015	2016	2015

Amortization expense	$166,000	$145,000	$456,000	$476,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2017 - remaining three months	$157,000
2018	580,000
2019	580,000
2020	580,000
2021	580,000
Thereafter	1,673,000
Total	$4,150,000

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

Accounts receivable — net is comprised of the following:

	December 31, 2016	March 31, 2016
Accounts receivable — trade	$71,428,000	$62,206,000
Allowance for bad debts	(4,137,000)	(4,284,000)
Customer allowances earned	(9,274,000)	(12,029,000)
Customer payment discrepancies	(1,173,000)	(703,000)
Customer returns RGA issued	(10,645,000)	(6,561,000)
Customer core returns accruals	(23,532,000)	(30,081,000)
Less: total accounts receivable offset accounts	(48,761,000)	(53,658,000)
Total accounts receivable — net	$22,667,000	$8,548,000

Customer Finished Goods Returns Accrual

The Company allows its customers to return goods that their customers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At December 31, 2016 and March 31, 2016, the Company’s total warranty return accrual was $11,865,000 and $10,845,000, respectively, of which $6,444,000 and $4,612,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $5,421,000 and $6,233,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

Under customer agreements and general industry practice, customers are allowed stock adjustments if the inventory of certain product lines exceeds the inventory necessary to support sales to end-user consumers (“stock adjustment returns”). Customers have various contractual rights for stock adjustment returns which are typically less than 5% of units sold. In some instances, the Company allows a higher level of returns in connection with significant restocking orders. Stock adjustment returns do not occur at any specific time during the year.

As is standard in the industry, the Company only accepts returns from on-going customers. If a customer ceases doing business, the Company has no further obligation to accept additional product returns from that customer. Similarly, the Company accepts product returns and grants appropriate credits to new customers from the inception of the customer relationship. Based on information about stock levels, sell through information and return rate estimates for a particular customer obtained during the three months ended December 31, 2016, the Company updated its estimate for anticipated stock adjustment returns. This adjustment resulted in an increase in net sales and cost of goods sold for the unit value related to this inventory of $9,261,000 and $5,195,000, respectively, during the three months ended December 31, 2016. The impact on operating income from this change in estimate was $4,066,000 for the three and nine months ended December 31, 2016. The impact on net income was $2,551,000, which represents an increase in basic net income per share of $0.14 and diluted net income per share of $0.13 for both the three and nine months ended December 31, 2016.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2016	2015	2016	2015
Balance at beginning of period	$13,707,000	$10,204,000	$10,845,000	$10,904,000
Charged to expense/additions	22,930,000	18,463,000	73,803,000	58,276,000
Amounts processed	(24,772,000)	(20,307,000)	(72,783,000)	(60,820,000)
Balance at end of period	$11,865,000	$8,360,000	$11,865,000	$8,360,000

5. Inventory

Inventory is comprised of the following:

	December 31, 2016	March 31, 2016
Non-core inventory
Raw materials	$23,074,000	$17,394,000
Work-in-process	581,000	135,000
Finished goods	50,556,000	42,982,000
	74,211,000	60,511,000
Less allowance for excess and obsolete inventory	(2,871,000)	(2,451,000)
Total	$71,340,000	$58,060,000

Inventory unreturned	$5,098,000	$10,520,000
Long-term core inventory
Used cores held at the Company's facilities	$42,036,000	$34,405,000
Used cores expected to be returned by customers	12,104,000	10,781,000
Remanufactured cores held in finished goods	25,671,000	24,489,000
Remanufactured cores held at customers' locations (1)	178,607,000	172,600,000
	258,418,000	242,275,000
Less allowance for excess and obsolete inventory	(1,220,000)	(1,175,000)
Total	$257,198,000	$241,100,000

Long-term core inventory deposits	$5,569,000	$5,569,000

(1)	Remanufactured cores held at customers’ locations represent the core portion of the Company's customers’ finished goods at the Company's customers’ locations.

6. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,

Sales	2016	2015	2016	2015
Customer A	42%	49%	46%	48%
Customer B	21%	16%	19%	19%
Customer C	14%	16%	17%	18%
Customer D	5%	3%	4%	3%
Customer E	10%	4%	5%	3%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	December 31, 2016	March 31, 2016
Customer A	45%	37%
Customer B	13%	17%
Customer C	9%	15%
Customer D	13%	9%
Customer E	2%	4%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,

	2016	2015	2016	2015
Rotating electrical products	81%	78%	78%	80%
Wheel hub products	15%	19%	18%	19%
Brake master cylinders products	3%	3%	4%	1%
Other products	1%	-%	-%	-%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2016 and 2015.

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

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 3.12% and 4.09%, respectively, at December 31, 2016 and 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of December 31, 2016.

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

The following summarizes information about the Company’s Term Loans at:

	December 31, 2016	March 31, 2016
Principal amount of term loan	$21,094,000	$23,438,000
Unamortized financing fees	(339,000)	(391,000)
Net carrying amount of term loan	20,755,000	23,047,000
Less current portion of term loan	(3,064,000)	(3,067,000)
Long-term portion of term loan	$17,691,000	$19,980,000

Future repayments of the Company’s Term Loans are as follows:

Year Ending March 31,
2017 - remaining three months	781,000
2018	3,125,000
2019	3,125,000
2020	3,125,000
2021	10,938,000
Total payments	$21,094,000

The Company had $18,001,000 and $7,000,000 outstanding under the Revolving Facility at December 31, 2016 and March 31, 2016, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at December 31, 2016. At December 31, 2016, $101,139,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $9,916,000 and $15,643,000 at December 31, 2016 and March 31, 2016, respectively. These amounts are included in other liabilities in the consolidated balance sheets. The warrant liability continues to be classified as a noncurrent liability at December 31, 2016 as the Company does not expect to settle this amount in cash. During the three months ended December 31, 2016 and 2015, a gain of $962,000 and a loss of $1,275,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2016 and 2015, a gain of $5,727,000 and a loss of $3,017,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the Company’s accounts receivable discount programs:

	Nine Months Ended December 31,
	2016	2015
Receivables discounted	$254,795,000	$248,443,000
Weighted average days	341	342
Annualized weighted average discount rate	2.9%	2.2%
Amount of discount as interest expense	$6,864,000	$5,241,000

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

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2016	2015	2016	2015

Net income	$11,110,000	$7,748,000	$27,761,000	$8,266,000
Basic shares	18,675,125	18,319,531	18,587,946	18,180,039
Effect of potentially dilutive securities	766,140	776,173	811,911	801,382
Diluted shares	19,441,265	19,095,704	19,399,857	18,981,421
Net income per share:
Basic net income per share	$0.59	$0.42	$1.49	$0.45
Diluted net income per share	$0.57	$0.41	$1.43	$0.44

The effect of dilutive options excludes (i) 292,415 shares subject to options with exercise prices ranging from $26.47 to $34.17 per share for the three months ended December, 31, 2016, (ii) 291,215 shares subject to options with exercise prices ranging from $28.68 to $34.17 per share for the nine months ended December 31, 2016, and (iii) 1,100 shares subject to options with an exercise price of $34.17 per share for the nine months ended December 31, 2015, which were anti-dilutive. There were no anti-dilutive options or warrants for the three months ended December 31, 2015.

10. Income Taxes

The Company recorded income tax expenses for the three months ended December 31, 2016 and 2015 of $5,678,000, or an effective tax rate of 33.8%, and $6,451,000, or an effective tax rate of 45.4%. The Company recorded income tax expenses for the nine months ended December 31, 2016 and 2015 of $13,459,000, or an effective tax rate of 32.7%, and $6,821,000, or an effective tax rate of 45.2%, respectively. The Company’s income tax rates for the three and nine months ended December 31, 2016 were positively impacted by $34,000 and $624,000, respectively, of excess tax benefits reflected in income tax expense as a result of the early adoption of the FASB’s new guidance on share-based compensation. The income tax rates for the three and nine months ended December 31, 2016 were further impacted by a non-taxable gain in connection with the fair value adjustment on the warrants compared to a non-deductible loss for the three and nine months ended December 31, 2015. In addition, the income tax rates for all periods are increased by the inclusion of state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). These increases in all periods were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

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

The impact of the reclassification and other findings resulted in no material increase in tax expense from changes in taxable income, but the Company incurred additional interest charges of approximately $460,000. These charges were accrued for in the final quarter of the year ended March 31, 2016.  There is no impact from the conclusion of these audits in the income tax expenses for the current period ended December 31, 2016.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $27,433,000 and $18,917,000 at December 31, 2016 and March 31, 2016, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended December 31,		Nine Months Ended December 31,

Hedging Instruments	2016	2015	2016	2015
Forward foreign currency exchange contracts	$(964,000)	$245,000	$(2,150,000)	$(104,000)

The fair value of the forward foreign currency exchange contracts of $2,566,000 and $416,000 is included in other current liabilities in the consolidated balance sheets at December 31, 2016 and March 31, 2016, respectively.

12. Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2016				March 31, 2016
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as

	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$1,966,000	$1,966,000	-	-	$1,813,000	$1,813,000	-	-

Liabilities
Accrued liabilities
Contingent consideration	-	-	-	-	224,000	-	-	$224,000
Other current liabilities
Deferred compensation	1,966,000	1,966,000	-	-	1,813,000	1,813,000	-	-
Forward foreign currency exchange contracts	2,566,000	-	$2,566,000	-	416,000	-	$416,000	-
Other liabilities
Warrant liability	9,916,000	-	-	$9,916,000	15,643,000	-	-	15,643,000
Contingent consideration	-	-	-	-	106,000	-	-	106,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended December 31, 2016 and 2015, a loss of $964,000 and a gain of $245,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts. During the nine months ended December 31, 2016 and 2015, a loss of $2,150,000 and $104,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Warrant Liability

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This warrant liability is included in other liabilities in the consolidated balance sheets. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended December 31, 2016 and 2015, a gain of $962,000 and a loss of $1,275,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2016 and 2015, a gain of $5,727,000 and a loss of $3,017,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

The following assumptions were used to determine the fair value of the Supplier Warrant:

Supplier Warrant
Risk free interest rate	0.74%
Expected life in years	0.75
Expected volatility	39.90%
Dividend yield	-
Probability of future financing	0%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrant. The expected life is based on the remaining contractual term of the warrant and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrant.

Contingent Consideration

The Company estimated the fair value of the contingent consideration liability using level 3 inputs and an option-pricing model at each balance sheet date. This amount was recorded in accrued expenses in the Company’s consolidated balance sheet at March 31, 2016. Any subsequent changes from the initial recognition in the fair value of the contingent consideration were recorded in current period earnings as a general and administrative expense. On June 21, 2016, the Company entered into a full release and settlement agreement with former owners of OE Plus Ltd., pursuant to which the Company agreed to pay $314,000 in full and complete satisfaction of all payments of any sort otherwise owed by the Company in connection with the May 2015 asset purchase agreement. This amount was paid in full on July 6, 2016. During the nine months ended December 31, 2016, a gain of $16,000 was recorded in general and administrative expenses due to the change in the fair value of the contingent consideration. During the three and nine months ended December 31, 2015, a loss of $40,000 and $60,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of the contingent consideration.

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2016		2015		2016		2015
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration

Beginning balance	$10,878,000	$-	$12,248,000	$1,340,000	$15,643,000	$330,000	$10,506,000	$-
Newly issued	-	-	-	-	-	-	-	1,320,000
Total (gain) loss included in net income (loss)	(962,000)	-	1,275,000	40,000	(5,727,000)	(16,000)	3,017,000	60,000
Exercises/settlements	-	-	-	-	-	(314,000)	-	-
Net transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$9,916,000	$-	$13,523,000	$1,380,000	$9,916,000	$-	$13,523,000	$1,380,000

During the three and nine months ended December 31, 2016, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Share-based Payments

Stock Options

The Company granted options to purchase 184,000 and 111,222 shares of common stock during the nine months ended December 31, 2016 and 2015, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Nine Months Ended December 31,
	2016	2015
Weighted average risk free interest rate	1.38%	1.73%
Weighted average expected holding period (years)	5.84	5.76
Weighted average expected volatility	47.42%	46.84%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$13.07	$14.14

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price

Outstanding at March 31, 2016	984,066	$11.98
Granted	184,000	$28.67
Exercised	(108,997)	$13.53
Cancelled	-	$-
Outstanding at December 31, 2016	1,059,069	$14.72

At December 31, 2016, options to purchase 283,102 shares of common stock were unvested at the weighted average exercise price of $13.02.

At December 31, 2016, there was $3,025,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 2.1 years.

Restricted Stock or Restricted Stock Units (collectively “RS”)

During the nine months ended December 31, 2016 and 2015, the Company granted 55,469 and 49,702 shares of RS, respectively, with an estimated grant date fair value of $1,574,000 and $1,566,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RS:
	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2016	153,527	$22.28
Granted	55,469	$28.37
Vested	(89,617)	$18.14
Cancelled	-	$-
Non-vested at December 31, 2016	119,379	$28.22

At December 31, 2016, there was $2,573,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.8 years.

14. Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended December 31, 2016			Three Months Ended December 31, 2015
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$420,000	$(6,526,000)	$(6,106,000)	$286,000	$(4,636,000)	$(4,350,000)
Other comprehensive income (loss), net of tax	10,000	(1,252,000)	(1,242,000)	42,000	(422,000)	(380,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$430,000	$(7,778,000)	$(7,348,000)	$328,000	$(5,058,000)	$(4,730,000)

	Nine Months Ended December 31, 2016			Nine Months Ended December 31, 2015
	Unrealized Gain on Short-Term	Foreign Currency		Unrealized Gain (Loss) on Short-Term	Foreign Currency
	Investments	Translation	Total	Investments	Translation	Total
Balance at beginning of period	$332,000	$(5,184,000)	$(4,852,000)	$345,000	$(2,863,000)	$(2,518,000)
Other comprehensive income (loss), net of tax	98,000	(2,594,000)	(2,496,000)	(17,000)	(2,195,000)	(2,212,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$430,000	$(7,778,000)	$(7,348,000)	$328,000	$(5,058,000)	$(4,730,000)

15. Acquisitions

On July 21, 2016, the Company completed the acquisition of certain assets and assumption of certain liabilities of Zor Industries USA LLC (“ZOR”), a privately held manufacturer and remanufacturer of turbochargers based in Winchester, Virginia. The acquisition was consummated pursuant to an asset purchase agreement for a purchase price of $705,000. The assets and results of operations of ZOR were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

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

Results of Operations for the Three Months Ended December 31, 2016 and 2015

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended December 31,
	2016	2015
Gross profit percentage	28.7%	30.7%
Cash flow provided by (used in) operations	$1,506,000	$(9,214,000)
Finished goods turnover (annualized) (1)	6.3	6.6

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended December 31,
	2016	2015
Net sales	$112,595,000	$94,022,000
Cost of goods sold	80,225,000	65,123,000
Gross profit	32,370,000	28,899,000
Gross profit percentage	28.7%	30.7%

Net Sales. Our net sales for the three months ended December 31, 2016 increased by $18,573,000, or 19.8%, to $112,595,000 compared to net sales for the three months ended December 31, 2015 of $94,022,000. The increase in our net sales was attributable to higher sales of rotating electrical products, brake master cylinders and the introduction of brake power boosters. $9,261,000 of this increase is due to the change in estimate in our accrual for anticipated stock adjustment returns.

Gross Profit. Our gross profit percentage was 28.7% for the three months ended December 31, 2016 compared to 30.7% for the three months ended December 31, 2015. Our gross profit for the three months ended December 31, 2016 was impacted by volume and stock update discounts for rotating electrical products. In addition, our gross profit percentage for the three months ended December 31, 2016 was further impacted by $258,000 for customer allowances related to new business. This decrease was partially offset by a 1.3% increase from the change in estimate relating to stock adjustments. In the prior year’s three months ended December 31, 2015, the gross profit included a cost of goods sold impact of $176,000 for inventory step-up amortization.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended December 31,
	2016	2015
General and administrative	$7,952,000	$8,802,000
Sales and marketing	3,234,000	2,671,000
Research and development	1,039,000	711,000

Percent of net sales

General and administrative	7.1%	9.4%
Sales and marketing	2.9%	2.8%
Research and development	0.9%	0.8%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2016 were $7,952,000, which represents a decrease of $850,000, or 9.7%, from general and administrative expenses for the three months ended December 31, 2015 of $8,802,000. The reduction was primarily due to (i) $4,624,000 of decreased bad debt expense as compared to the three months ended December 31, 2015, which included expense resulting from the bankruptcy filing by one of our customers, (ii) a $962,000 gain recorded due to the change in the fair value of the warrant liability during the three months ended December 31, 2016 compared to a $1,275,000 loss recorded during the three months ended December 31, 2015, and (iii) $732,000 of decreased legal expense. These decreases were partially offset by (i) a $5,800,000 gain in connection with the settlement of litigation with Fenwick Automotive Products Limited and various of its subsidiaries during the three months ended December 31, 2015 and (ii) a $964,000 loss recorded due to the change in the fair value of the forward foreign currency exchange contracts during the three months ended December 31, 2016 compared to a $245,000 gain recorded during the three months ended December 31, 2015.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2016 increased $563,000, or 21.1%, to $3,234,000 from $2,671,000 for the three months ended December31, 2015. The increase was due primarily to our growth initiatives and increased commissions.

Research and Development. Our research and development expenses increased by $328,000, or 46.1%, to $1,039,000 for the three months ended December 31, 2016 from $711,000 for the three months ended December 31, 2015, due primarily to our growth initiatives.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended December 31, 2016 increased $841,000, or 33.4%, to $3,357,000 from $2,516,000 for the three months ended December 31, 2015. The increase in interest expense was due primarily to higher interest rates on (i) our accounts receivable discount programs and (ii) higher average outstanding balances on our revolving facility.

Provision for Income Taxes

Income Tax. Our income tax expense for the three months ended December 31, 2016 and 2015 was $5,678,000, or an effective tax rate of 33.8%, and $6,451,000, or an effective tax rate of 45.4%, respectively. Our income tax rate for the three months ended December 31, 2016 was positively impacted by (i) a non-taxable gain in connection with the fair value adjustments on the warrants compared to a non-deductible loss for the three months ended December 31, 2015 and (ii) $34,000 of excess tax benefits as a result of the early adoption of the FASB’s new guidance on share-based compensation. In addition, the income tax rates for all periods are increased by the inclusion of state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).  These increases in all periods were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

Results of Operations for the Nine Months Ended December 31, 2016 and 2015

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Nine Months Ended December 31,
	2016	2015
Gross profit percentage	27.2%	28.3%
Cash flow (used in) provided by operations	$(20,810,000)	$9,963,000
Finished goods turnover (annualized) (1)	6.4	6.5

(1)
Annualized finished goods turnover for the period is calculated by multiplying cost of goods sold for the period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended December 31,
	2016	2015
Net sales	$306,843,000	$271,527,000
Cost of goods sold	223,424,000	194,817,000
Gross profit	83,419,000	76,710,000
Gross profit percentage	27.2%	28.3%

Net Sales. Our net sales for the nine months ended December 31, 2016 increased by $35,316,000, or 13.0%, to $306,843,000 compared to net sales for the nine months ended December 31, 2015 of $271,527,000. The increase in our net sales was across all existing product lines. $9,261,000 of this increase is due to the change in estimate in our accrual for anticipated stock adjustment returns. This increase was partially offset by allowances and returns related to new business as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage decreased to 27.2% for the nine months ended December 31, 2016 from 28.3% for the nine months ended December 31, 2015. Our gross profit for the nine months ended December 31, 2016 was impacted by $12,215,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $568,000, and a cost of goods sold impact of $140,000 for start-up costs incurred related to our launch of brake power boosters. This decrease was partially offset by a 0.5% increase from the change in estimate relating to stock adjustments. Our gross profit for the nine months ended December 31, 2015 was impacted by $10,863,000 for customer allowances related to new business less a cost of goods sold offset of $809,000, and a cost of goods sold impact of $321,000 for inventory step-up amortization.

Operating Expenses

The following summarizes operating expenses:

	Nine Months Ended December 31,
	2016	2015
General and administrative	$21,446,000	$38,381,000
Sales and marketing	8,575,000	7,583,000
Research and development	2,813,000	2,093,000

Percent of net sales

General and administrative	7.0%	14.1%
Sales and marketing	2.8%	2.8%
Research and development	0.9%	0.8%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2016 were $21,446,000, which represents a decrease of $16,935,000, or 44.1%, from general and administrative expenses for the nine months ended December 31, 2015 of $38,381,000. The reduction was primarily due to (i) a $5,727,000 gain recorded due to the change in the fair value of the warrant liability during the nine months ended December 31, 2016 compared to a loss of $3,017,000 recorded during the nine months ended December 31, 2015, (ii) $7,251,000 of decreased legal expense as compared to the nine months ended December 31, 2015, which included $9,250,000 accrued for the litigation settlement in the bankruptcy cases related to the discontinued subsidiaries partially offset by a $5,800,000 gain in connection with the settlement of litigation with Fenwick Automotive Products Limited and various of its subsidiaries, and (iii) $4,553,000 of decreased bad debt expense as compared to the nine months ended December 31, 2015, which included expense resulting from the bankruptcy filing by one of our customers. These decreases were partially offset by (i) $2,046,000 of increased loss recorded due to the change in the fair value of the forward foreign currency exchange contracts, (ii) $797,000 of increased general and administrative expenses at our offshore locations due primarily to our growth initiatives, and (iii) $769,000 of increased share-based compensation.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2016 increased $992,000, or 13.1%, to $8,575,000 from $7,583,000 for the nine months ended December 31, 2015. The increase was due primarily to our growth initiatives.

Research and Development. Our research and development expenses increased by $720,000, or 34.4%, to $2,813,000 for the nine months ended December 31, 2016 from $2,093,000 for the nine months ended December 31, 2015, due primarily to our growth initiatives.

Interest Expense

Interest Expense, net. Our interest expense, net for the nine months ended December 31, 2016 decreased $4,201,000, or 31.0%, to $9,365,000 from $13,566,000 for the nine months ended December 31, 2015. The decrease in interest expense was due primarily to (i) the write-off of previous debt issuance costs of $5,108,000 in connection with the financing agreement which was terminated when we entered into a new credit facility in June 2015 and (ii) lower interest rates and lower average outstanding balances on our loans. These decreases in interest expense were partially offset by higher interest rates and increased use of our accounts receivable discount programs during the nine months ended December 31, 2016.

Provision for Income Taxes

Income Tax. Our income tax expense for the nine months ended December 31, 2016 and 2015 was $13,459,000, or an effective tax rate of 32.7%, and $6,821,000, or an effective tax rate of 45.2%, respectively. Our income tax rate for the nine months ended December 31, 2016 was positively impacted by (i) a non-taxable gain in connection with the fair value adjustments on the warrants compared to a non-deductible loss for the nine months ended December 31, 2015 and (ii) $624,000 of excess tax benefits as a result of the early adoption of the FASB’s new guidance on share-based compensation. In addition, the income tax rates for all periods are increased by the inclusion of state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). These increases in all periods were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

Liquidity and Capital Resources

Overview

At December 31, 2016, we had working capital of $3,943,000, a ratio of current assets to current liabilities of 1.03:1.00, and cash of $3,941,000, compared to working capital of $8,702,000, a ratio of current assets to current liabilities of 1.10:1.00, and cash of $21,897,000 at March 31, 2016. We generated cash during the nine months ended December 31, 2016 from the use of receivable discount programs with certain of our major customers and their respective banks, as well as from our credit facility. The cash generated from these activities was used primarily to make payments for certain customer allowances and initial return and stock adjustment accruals in connection with new business and to build our inventory levels to support higher sales.

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

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Nine Months Ended December 31,
	2016	2015
Cash provided by (used in):
Operating activities	$(20,810,000)	$9,963,000
Investing activities	(4,821,000)	(6,707,000)
Financing activities	7,910,000	(50,642,000)
Effect of exchange rates on cash and cash equivalents	(235,000)	(143,000)
Net decrease in cash and cash equivalents	$(17,956,000)	$(47,529,000)

Additional selected cash flow data:
Depreciation and amortization	$2,718,000	$2,213,000
Capital expenditures	4,127,000	3,168,000

Net cash used in operating activities was $20,810,000 during the nine months ended December 31, 2016 compared to net cash provided by operating activities of $9,963,000 during the nine months ended December 31, 2015. The significant changes in our operating activities were due primarily to (i) an increase in accounts receivable during the nine months ended December 31, 2016 compared to a decrease during the nine months ended December 31, 2015, (ii) payments made in connection with new business, and (iii) increased inventory levels to support our future growth.

Net cash used in investing activities was $4,821,000 and $6,707,000 during the nine months ended December 31, 2016 and 2015, respectively. This change was due primarily to a decrease in cash used for the acquisition related activities during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015.

Net cash provided by financing activities was $7,910,000 during the nine months ended December 31, 2016 compared to net cash used in financing activities during the nine months ended December 31, 2015 of $50,642,000. This change was due mainly to (i) the net repayment of our long-term debt in connection with the financing agreement which was terminated when we entered into a new credit facility in June 2015, (ii) the payment of debt issuance costs associated with this new credit facility, and (iii) fewer stock options exercised during the nine months ended December 31, 2016 as compared to the nine months ended December 31, 2015.

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

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 3.12% and 4.09%, respectively, at December 31, 2016 compared to 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of December 31, 2016.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of December 31, 2016	Financial covenants required per the Credit Facility
Maximum senior leverage ratio	0.41	2.50
Minimum fixed charge coverage ratio	1.44	1.05

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

We had $18,001,000 and $7,000,000 outstanding under the Revolving Facility at December 31, 2016 and March 31, 2016, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at December 31, 2016. At December 31, 2016, $101,139,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $9,916,000 and $15,643,000 at December 31, 2016 and March 31, 2016, respectively. These amounts are included in other liabilities in the consolidated balance sheets. The warrant liability continues to be classified as a noncurrent liability at December 31, 2016 as we do not expect to settle this amount in cash. During the three months ended December 31, 2016 and 2015, a gain of $962,000 and a loss of $1,275,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the nine months ended December 31, 2016 and 2015, a gain of $5,727,000 and a loss of $3,017,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs:
	Nine Months Ended December 31,
	2016	2015
Receivables discounted	$254,795,000	$248,443,000
Weighted average days	341	342
Annualized weighted average discount rate	2.9%	2.2%
Amount of discount as interest expense	$6,864,000	$5,241,000

Off-Balance Sheet Arrangements

At December 31, 2016, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $4,127,000 and $3,168,000 for the nine months ended December 31, 2016 and 2015, respectively. These capital expenditures represent the purchase of equipment for our office, manufacturing and warehouse facilities. We expect our fiscal 2017 capital expenditures to be approximately $5,000,000 to support our current operations. In addition, we expect to invest additional amounts in connection with the expansion of our operations in Mexico. We expect to use our working capital and incur additional capital lease obligations to finance these capital expenditures.

Related Party Transactions

There have been no material changes to our related party transactions that are presented in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed on June 14, 2016 and as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

Litigation

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed on June 14, 2016 and as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

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

Accounting Standards Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers”, which amends the guidance in the former ASC 605, “Revenue Recognition”. The new guidance is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. A full or modified retrospective transition method is required. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2019 and we do not plan to early adopt. We have not yet selected a transition method and are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures.

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

Statement of Cash Flows

In August 2016, the FASB issued guidance which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted. We do not expect any impact on our consolidated statements of cash flows from the adoption of this guidance.

Business Combinations

In January 2017, the FASB issued guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the amendment prospectively. We are currently evaluating the impact the provisions of this guidance will have on our consolidated financial statements.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the third quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2016, which was filed on June 14, 2016 and as amended by the Form 10-K/A filed with the SEC on July 29, 2016.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2016, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: February 9, 2017	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2017	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer