Form 10-K
period 2017-03-31
MOTORCAR PARTS AMERICA INC
filed 2017-06-14
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☑ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☑
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2016, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $529,726,695 based on the closing sale price as reported on the NASDAQ Global Market.

There were 18,651,814 shares of common stock outstanding as of June 7, 2017.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2017 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2017.

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

The current population of vehicles in the U.S. is approximately 264 million and the average age of these vehicles is approximately 11.6 years. The aged vehicle population remains favorable. Although miles driven fluctuates primarily based on fuel prices, it has steadily increased for the past year. We believe demand for aftermarket automotive parts generally increase with the age of vehicles, and increases in miles driven can accelerate replacement rates.

The automotive parts aftermarket is divided into two markets. The first is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets.

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

•
Introduction of new product lines.  We continue to strive to expand our business by exploring new product lines including working with our existing customers to identify potential new product opportunities.

•
The strategic acquisition of other companies or businesses.  We have in the past and intend to continue making strategic acquisitions to grow our business. We maintain an in-house acquisition team that continuously works to identify potential new targets.

•
Creating value for our customers.  A core part of our strategy is ensuring that we add meaningful value for our customers. We consistently support and pilot our customers’ supply management initiatives in addition to providing demand analytics, a suite of inventory management services, a library of online training guides, market share, and retail store layout information to our customers.

•
Technological innovation.  We have expanded our research and development team to develop in-house technologies and advanced testing methods. This elevated level of technology ensures our customers receive the highest quality of products and support services that can be offered.

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

The increasing complexity of cars and light trucks and the number of different makes and models of these vehicles have resulted in a significant increase in the number of different automotive parts required to service vehicles. We carry over 14,000 stock keeping units (“SKUs”) for automotive parts that are sold under our customers’ widely recognized private label brand names and our Quality-Built®, Pure Energy™, Xtreme®, Reliance™ and other brand names.

Sales, Marketing and Distribution

We sell our products to the largest automotive chains in North America including Advance (inclusive of Carquest, Autopart International, and Worldpac), AutoZone, Genuine Parts (NAPA), O’Reilly, and Pep Boys, with an aggregate of approximately 25,000 retail outlets. In addition, we sell our products to OES customers, professional installers, and a diverse group of automotive warehouse distributors.

We publish printed and electronic catalogs with part numbers and applications for our products along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.

We ship our products from our facilities and utilize various third party warehouse distribution centers in North America.

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. During fiscal 2017, 2016 and 2015, sales to our four largest customers in the aggregate represented 87%, 90% and 89%, respectively, of our net sales, and sales to our largest customer, AutoZone, represented 44%, 48% and 56%, respectively, of our net sales. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

Customer Arrangements; Impact on Working Capital. We have various length agreements with our customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of our products. Because of the very competitive nature of the market and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) store expansion or product development support. These contracts typically require that we meet ongoing performance standards. Our contracts with major customers expire at various dates through April 2021.

While these longer-term agreements strengthen our customer relationships, the increased demand for our products often requires that we increase our inventories and personnel. Customer demands that we purchase and maintain their Remanufactured Core inventory also requires the use of our working capital. The marketing and other allowances we typically grant our customers in connection with our new or expanded customer relationships adversely impact near-term revenues, profitability and associated cash flows from these arrangements. However, we believe the investment we make in these new or expanded customer relationships will improve our overall liquidity and cash flow from operations over time.

Competition

The automotive parts aftermarket is highly competitive. We compete with several large and medium sized remanufacturers, including BBB Industries, Remy, Cardone Industries, and a large number of smaller regional and specialty remanufacturers. We also compete with overseas manufacturers, particularly those located in China, who are increasing their operations and could become a significant competitive force in the future.

We believe that the reputations for quality and customer service that a supplier provides are significant factors in our customers’ purchase decisions. As we continually strive to increase our competitive advantages, we have created an online library of video courses, aimed at arming our customers as they seek to train the next generation of technicians. We also offer live and web-based training courses via our newly created education facility within our Torrance headquarters. We believe our ability to provide quality replacement automotive parts, rapid and reliable delivery capabilities as well as promotional support also distinguishes us from many of our competitors. In addition, favorable pricing, our core exchange program, and extended payment terms are also very important competitive factors in customers’ purchase decisions.

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

Used Cores. The majority of our Used Cores are obtained from customers using our core exchange program. The core exchange program consists of the following steps:

•	Our customers purchase from us a remanufactured unit to be sold to their consumer.

•	Our customers offer their consumers a credit to exchange their used unit (Used Core) at the time the consumer purchases a remanufactured unit.

•	We, in turn, offer our customers a credit to send us these Used Cores. If the customer returns the used cores the credit reduces our accounts receivable.

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

Return Rights. Under our customer agreements and general industry practice, our customers are allowed stock adjustments if their inventory of certain product lines exceeds the inventory necessary to support sales to end-user consumers (stock adjustment returns). Customers have various contractual rights for stock adjustment returns which are typically less than 5% of units sold. In some instances, we allow a higher level of returns in connection with significant restocking orders. Stock adjustment returns do not occur at any specific time during the year. In addition, we allow customers to return goods to us that their end-user consumers have returned to them, whether or not the returned item is defective (warranty returns). We seek to limit the aggregate general right of return to less than 20% of unit sales.

As is standard in the industry, we only accept returns from on-going customers. If a customer ceases doing business with us, we have no further obligation to accept additional product returns from that customer. Similarly, we accept product returns and grant appropriate credits to new customers from the time the new customer relationship is established.

Employees

We employed 2,817 full-time global employees as of March 31, 2017. We use independent contractors and temporary employees to supplement our workforce as needed. A union represents 2,282 of the employees at our Mexico facility. All other employees are non-union. We consider our relations with our employees to be satisfactory.

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

Our net sales are concentrated among a small number of large customers. During fiscal 2017, sales to our four largest customers in the aggregate represented 87% of our net sales, and sales to our largest customer represented 44% of our net sales. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. Changes in terms with, significant allowances for and collections from these customers could affect our operating results and cash flows. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition.

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

These and other factors may have a material adverse effect on our offshore activities and on our business, results of operations and financial condition. Our overall success as a business depends substantially upon our ability to manage our foreign operations. We may not continue to succeed in developing and implementing policies and strategies that are effective in each location where we do business, and failure to do so could materially and adversely impact our business, results of operations, and financial condition.

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

While we believe we are well-positioned in the automotive aftermarket, this market is very competitive. In addition, other overseas manufacturers, particularly those located in China, are increasing their operations and could become a significant competitive force in the future. We may not be successful competing against other companies, some of which are larger than us and have greater financial and other resources at their disposal. Increased competition could put additional pressure on us to reduce prices or take other actions which may have an adverse effect on our operating results. We may also lose significant customers or lines of business to competitors.

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

We have experienced significant variations in our annual and quarterly results of operations. These fluctuations have resulted from many factors, including shifts in the demand and pricing for our products, general economic conditions, including changes in prevailing interest rates, and the introduction of new products. Our gross profit percentage fluctuates due to numerous factors, some of which are outside of our control. These factors include the timing and level of marketing allowances provided to our customers, actual sales during the relevant period, pricing strategies, the mix of products sold during a reporting period, and general market and competitive conditions. We also incur allowances, accruals, charges and other expenses that differ from period to period based on changes in our business, which causes our operating income to fluctuate.

Our lenders may not waive future defaults under our credit agreements.

Our credit agreement with our lenders contains certain financial and other covenants. If we fail to meet any of these covenants in the future, there is no assurance that our lenders will waive any such defaults. If obtained, any such waiver may impose significant costs or covenants on us.

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

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2017, approximately 10% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings.

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

We may also incur significant expenses to pursue and consummate acquisitions. Any of the foregoing, or a combination of them, could cause us to incur additional expenses and materially and adversely impact our business, financial condition, results of operations, or liquidity.

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

Products manufactured overseas and imported into the U.S. and other countries are subject to import restrictions and duties, which could delay their delivery or increase their cost.

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

The products we manufacture or contract to manufacture contain small quantities of Tin and Gold. We manufacture or contract to manufacture one product with small quantities of Tantalum. For the reporting year ending December 31, 2016, 100% of applicable suppliers responded to our request for information on sourcing of their “conflict minerals.” This inquiry yielded 179 smelters, refiners, or metal processing facilities for these minerals that are, or could be, in our supply chain. Of these, 89% were validated as conflict-free, per publicly-available information on the Conflict Free Sourcing Initiative website. For the majority of the remaining entities reported to us, there is insufficient data for the industry to determine if they are legitimate smelters.

Our strategy for managing risks associated with conflict minerals in products includes continuing to encourage our suppliers to engage in conflict-free sourcing, and obtaining data from our suppliers that is more applicable to the products we purchase. We continue to monitor progress on industry efforts to ascertain whether some facilities that suppliers identified are actually smelters. We do not believe conflict minerals pose risk to our operations. We are a member of the Automobile Industry Action Group (AIAG), and support their efforts in the conflict minerals area.

Natural disasters or other disruptions in our business in California and Baja California, Mexico could increase our operating expenses or cause us to lose revenues.

A substantial portion of our operations are located in California and Baja California, Mexico, including our headquarters, remanufacturing and warehouse facilities. Any natural disaster, such as an earthquake, or other damage to our facilities from weather, fire or other events could cause us to lose inventory, delay delivery of orders to customers, incur additional repair-related expenses, disrupt our operations or otherwise harm our business. These events could also disrupt our information systems, which would harm our ability to manage our operations worldwide and compile and report financial information. As a result, we could incur additional expenses or liabilities or lose revenues, which could exceed any insurance coverage and would adversely affect our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Expiration
Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2022
Tijuana, Mexico (1)	Remanufacturing, Warehouse, and Office	312,000	Leased	April 2018
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	74,000	Leased	Various through December 2021
Shanghai, China	Warehouse and Office	54,000	Leased	March 2019
North Dighton, MA (2)	Warehouse and Office	65,000	Leased	May 2017
Winchester, VA	Warehouse and Office	13,000	Leased	February 2021

(1)
All renewal options for our current lease for our remanufacturing, warehouse, and office space in Tijuana, Mexico expiring in April 15, 2018 have been fully exercised. We would have to enter into a new agreement to extend this lease further. We can request an extension of the lease by sending a written notice to the landlord at least 150 days prior to the expiration date; however, there can be no assurance that the landlord would agree to the requested extension. In addition, we have entered into a lease for a new 410,000 square foot distribution center in Tijuana, Mexico, that will ship all products to our customers. We expect the shell building and ancillary improvements to be completed during the latter part of fiscal 2018. This lease has an initial term of 15 years and two five-year renewal options. Our contractual obligations table includes expected lease payments in connection with this lease.

(2)	The lease for warehouse and office space located in North Dighton, MA was not renewed as the functions performed at this facility were merged with our existing operations.

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

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. The following sets forth the high and low prices for our common stock during fiscal 2017 and 2016.

	Fiscal 2017		Fiscal 2016
	High	Low	High	Low
1st Quarter	$37.70	$25.50	$33.33	$25.86
2nd Quarter	$34.73	$25.78	$36.62	$27.37
3rd Quarter	$29.41	$21.75	$41.03	$30.76
4th Quarter	$30.87	$25.09	$38.78	$28.52

As of June 7, 2017, there were 18,651,814 shares of common stock outstanding held by 13 holders of record. We have never declared or paid dividends on our common stock. The declaration of any prospective dividends is at the discretion of the board of directors and will be dependent upon sufficient earnings, capital requirements and financial position, general economic conditions, state law requirements, and other relevant factors. Additionally, our agreement with our lenders permits the payment of up to $15,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of fiscal 2017 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

January 1 - January 31, 2017:
Open market and privately negotiated purchases	-	$-	-	$9,611,000
February 1 - February 28, 2017:
Open market and privately negotiated purchases	33,900	$29.41	33,900	8,614,000
March 1 - March 31, 2017:
Open market and privately negotiated purchases	35,759	$27.75	35,759	12,621,000

Total	69,659		69,659	$12,621,000

(1)
On March 27, 2017, our board of directors increased our share repurchase program authorization from $10,000,000 to $15,000,000 of our common stock. As of March 31, 2017, $2,379,000 of the $15,000,000 had been utilized and $12,621,000 remained available to repurchase shares under the authorized share repurchase program. We retired the 69,659 shares repurchased under this program during fiscal 2017. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2017:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c )
Equity compensation plans approved by securities holders	1,162,636	(1)	$14.92	(2)	951,843	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,162,636		$14.92		951,843

(1)
Consists of (i) options issued pursuant to our 2003 Long-Term Incentive Plan, 2004 Non-Employee Director Stock Option Plan, and Second Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”) and (ii) restricted stock units (“RSUs”) issued under our 2010 Plan and 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”).

(2)	The weighted average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(3)	Consists of shares available for issuance under our 2010 Plan and 2014 Plan.

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2017 with the NASDAQ Composite Total Returns Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2012 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

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

	Fiscal Years Ended March 31,
Income Statement Data	2017	2016	2015	2014	2013
Net sales	$421,253,000	$368,970,000	$301,711,000	$258,669,000	$213,151,000
Operating income	67,972,000	38,286,000	33,586,000	32,104,000	34,314,000
Net income	37,573,000	10,563,000	11,453,000	6,482,000	14,558,000
Basic net income per share	$2.02	$0.58	$0.68	$0.45	$1.01
Diluted net income per share	$1.93	$0.55	$0.65	$0.42	$1.01

	March 31,
Balance Sheet Data	2017	2016	2015	2014	2013
Total assets (1)	$436,139,000	$399,057,000	$413,078,000	$318,853,000	$364,969,000
Working capital (1) (2)	(20,651,000)	(24,449,000)	43,863,000	3,447,000	2,871,000
Revolving loan	11,000,000	7,000,000	-	10,000,000	-
Term loan	19,999,000	23,047,000	79,222,000	87,277,000	81,905,000
Capital lease obligations	2,512,000	2,608,000	528,000	318,000	214,000
Other long term liabilities (1)	25,986,000	35,066,000	36,049,000	26,477,000	15,609,000
Shareholders’ equity (deficit)	$248,681,000	$210,808,000	$190,203,000	$109,636,000	$(3,514,000)

(1)
Effective March 31, 2017, we retrospectively adopted newly issued accounting guidance that required deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheets (see Note 2 of the notes to consolidated financial statements).

(2)
The calculation of working capital excludes the impact of the discontinued subsidiary between the acquisition in May 2011 and its bankruptcy in June 2013. Our working capital is calculated as current assets less current liabilities. We carry our core inventory as a long-term asset in our consolidated balance sheets.

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

The current population of vehicles in the U.S. is approximately 264 million and the average age of these vehicles is approximately 11.6 years. The aged vehicle population remains favorable. Although miles driven fluctuates primarily based on fuel prices, it has steadily increased for the past year. We believe demand for aftermarket automotive parts generally increase with the age of vehicles, and increases in miles driven can accelerate replacement rates.

The automotive parts aftermarket is divided into two markets. The first is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. This market is serviced by the traditional warehouse distributors, the dealer networks, and the commercial divisions of retail chains. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets.

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

New Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers” (“ASC 606”), which amends the guidance in the former ASC 605, “Revenue Recognition”. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. An entity may elect either a full retrospective transition method, which requires the restatement of all periods presented, or a modified retrospective transition method, which requires a cumulative effect recognized as of the date of initial application to be used on transition. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for us as of April 1, 2018 and we do not plan to early adopt. We are currently in the process of determining whether we will utilize the full or modified retrospective method of adoption allowed by the new standard.

Due to the impact the new standard may have on our business processes, systems, and controls, a project team has been formed to evaluate and guide the implementation process. To date, we have performed a preliminary assessment of key customer contracts and are in the process of comparing historical accounting policies and practices to the new standard, including (i) assessing the current net-of-core value revenue recognition policy, and whether the performance obligation(s) related to the sale of our products will include both the core and unit value; (ii) the assessment of potential variable consideration including the accounting for return rights, the core exchange program, warranty and various allowances provided to our customers; (iii) the classification of assets and liabilities related to core assets and liabilities and customer allowances, and (iv) principal versus agent considerations as amended through Accounting Standards Update (“ASU”) 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”. We continue to evaluate the impact ASC 606, related amendments and interpretive guidance will have on our consolidated financial statements.

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

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. We are required to adopt this guidance in the first quarter of fiscal 2020. We are currently evaluating the impact the provisions of this guidance will have on our consolidated financial statements, but expect that it will result in a significant increase to our long-term assets and liabilities on the consolidated balance sheets.

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

Goodwill Impairment

In January 2017, the FASB issued guidance which simplifies the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. We are currently evaluating the impact the provisions of this guidance will have on our consolidated financial statements.

Modifications to Share-Based Payment Awards

In May 2017, the FASB issued guidance to provide clarity and reduce (i) the diversity in practice and (ii) the cost and complexity when applying the accounting guidance for equity-based compensation to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. We are currently evaluating the impact the provisions of this guidance will have on our consolidated financial statements.

New Accounting Pronouncements Recently Adopted

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. We early adopted this guidance as of the beginning of the fourth quarter of fiscal 2017. There was no material impact on our consolidated financial statements as a result of the adoption of this guidance.

Statement of Cash Flows

In August 2016, the FASB issued guidance which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted. We early adopted this guidance during fiscal 2017. There was no impact on our consolidated statements of cash flows as a result of the adoption of this guidance.

Income Taxes

In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years with early adoption permitted. A reporting entity should apply the amendment prospectively or retrospectively. We early adopted this guidance effective March 31, 2017, which resulted in the classification of all deferred tax assets and deferred tax liabilities as noncurrent in our consolidated balance sheets. We elected to apply this guidance retrospectively, which resulted in the reclassification of (i) $33,247,000 of current deferred income tax assets to long-term deferred income tax assets, (ii) $14,315,000 of long-term deferred income tax liabilities to long-term deferred income tax assets, and (iii) $196,000 of current deferred income tax liabilities from other current liabilities to long-term deferred income tax liabilities in the previously reported consolidated balance sheet at March 31, 2016.

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

Non-core inventory is stated at the lower of cost or net realizable value. The cost of non-core remanufactured inventory approximates average historical purchase prices paid for raw materials, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of purchased finished goods inventory approximates average historical purchase prices paid, and an allocation of fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or net realizable value levels. These adjustments are determined for individual items of inventory within each of the following classifications of non-core inventory as follows:

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

•
The cost of remanufactured finished goods includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead costs. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expense these unallocated overhead as period costs.

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

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in management’s judgment, impact our ability to sell or liquidate potentially excess or obsolete inventory. We recorded reserves of $4,125,000 and $3,626,000 for excess and obsolete inventory at March 31, 2017 and 2016, respectively. This increase in our excess and obsolete inventory was due to higher inventory levels to support our growth.

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

Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and net realizable value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchase price for purchases that are made in arm’s length transactions.

Long-term core inventory recorded at average historical purchase prices is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. We purchase these Used Cores from core brokers to supplement the yield from returned cores and the under return by consumers.

Used Cores obtained in core broker transactions are valued based on average purchase price. The average purchase price of Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to our core exchange program.

Long-term core inventory is recorded at the lower of cost or net realizable value. In the absence of sufficient recent purchases we use the net selling price that our customers have agreed to pay for Used Cores that are not returned to us under our core exchange program to assess whether Used Core cost exceeds Used Core net realizable value on a customer by customer basis.

We classify all of our core inventories as long-term assets. The determination of the long-term classification is based on our view that the value of the cores is not consumed or realized in cash during our normal operating cycle, which is one year for most of the cores recorded in inventory. According to guidance provided under the FASB ASC, current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” We do not believe that the economic value of core inventories, which we classify as long-term, is consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. We do not expect the economic value of core inventories to be consumed, and thus we do not expect to realize cash, until our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience.

However, historically for a portion of finished goods sold, our customers will not send us a Used Core to obtain the credit we offer under our core exchange program. Therefore, based on our historical estimate, we derecognize the core value for these finished goods as we believe the economic value has been consumed and we have realized cash.

For these reasons, we concluded that it is more appropriate to classify core inventory as long-term assets.

Long-term Core Inventory Deposit

The long-term core inventory deposit represents the cost of Remanufactured Cores we have purchased from customers, which are held by the customers and remain on the customers’ premises. The costs of these Remanufactured Cores were established at the time of the transaction based on the then current cost, determined as noted under the caption “Long-term Core Inventory”. The selling value of these Remanufactured Cores was established based on agreed upon amounts with these customers. We expect to realize the selling value and the related cost of these Remanufactured Cores when our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreement and historical experience.

Our inventory balances are as follows at March 31:

	2017	2016
Non-core inventory
Raw materials	$21,515,000	$17,394,000
Work in process	641,000	135,000
Finished goods	48,337,000	42,982,000
	70,493,000	60,511,000
Less allowance for excess and obsolete inventory	(2,977,000)	(2,451,000)
Total	$67,516,000	$58,060,000

Inventory unreturned	$7,581,000	$10,520,000
Long-term core inventory
Used cores held at the Company's facilities	$38,713,000	$34,405,000
Used cores expected to be returned by customers	11,752,000	10,781,000
Remanufactured cores held in finished goods	27,667,000	24,489,000
Remanufactured cores held at customers' locations (1)	185,938,000	172,600,000
	264,070,000	242,275,000
Less allowance for excess and obsolete inventory	(1,148,000)	(1,175,000)
Total	$262,922,000	$241,100,000

Long-term core inventory deposits	$5,569,000	$5,569,000

(1)	Remanufactured cores held at customers’ locations represent the core portion of our customers’ finished goods at our customers’ locations.

Revenue Recognition

We recognize revenue when our performance is complete, and all of the following criteria have been met:

•	Persuasive evidence of an arrangement exists,

•	Delivery has occurred or services have been rendered,

•	The seller’s price to the buyer is fixed or determinable, and

•	Collectability is reasonably assured.

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

Revenue Recognition; Net-of-Core-Value Basis

The price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit value. The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. Based on our experience, contractual arrangements with customers and inventory management practices, a significant portion of the remanufactured automotive parts we sell to customers are replaced by similar Used Cores sent back for credit by customers under our core exchange program. In accordance with our net-of-core-value revenue recognition policy, we do not recognize the Remanufactured Core value as revenue when the finished products are sold. We generally limit the number of Used Cores sent back under the core exchange program to the number of similar Remanufactured Cores previously shipped to each customer.

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

Revenue Recognition; General Right of Return

We allow our customers to return goods to us that their end-user customers have returned to them, whether or not the returned item is defective (warranty returns). In addition, under the terms of certain agreements with our customers and industry practice, our customers from time to time are allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user customers (stock adjustment returns). Customers have various contractual rights for stock adjustment returns which are typically less than 5% of units sold. In some instances, we allow a higher level of returns in connection with significant restocking orders. In addition, we allow customers to return goods to us that their end-user consumers have returned to them. We seek to limit the aggregate general right of returns to less than 20% of unit sales.

We provide for such anticipated returns of inventory by reducing revenue and the related cost of sales for the units estimated to be returned as further described under the captions “Customer Finished Goods Returns Accrual” and “Inventory Unreturned”.

Our allowance for warranty returns is established based on a historical analysis of the level of this type of return as a percentage of total unit sales. Stock adjustment returns do not occur at any specific time during the year, and the expected level of these returns cannot be reasonably estimated based on a historical analysis. Our allowance for stock adjustment returns is based on specific customer inventory levels, inventory movements and information on the estimated timing of stock adjustment returns provided by our customers. The stock adjustment return rate is calculated based on expected returns within the normal operating cycle of one year.

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents the non-core sales value of the estimated warranty and stock adjustment returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year. Our customer finished goods returns accrual was $17,667,000 and $26,376,000 at March 31, 2017 and 2016, respectively. This decrease was primarily based on information about stock levels, sell through information and return rate estimates for a particular customer obtained during the year ended March 31, 2017, which led us to update our estimate for anticipated stock adjustment returns. This adjustment resulted in an increase in net sales and cost of goods sold for the unit value related to this inventory of $9,261,000 and $5,195,000, respectively, during the year ended March 31, 2017. The impact on operating income from this change in estimate was $4,066,000 for the year ended March 31, 2017. The impact on net income was $2,551,000, which represents an increase in basic net income per share of $0.14 and diluted net income per share of $0.13 for the year ended March 31, 2017.

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

The repayments for these Remanufactured Core inventory purchases are made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The accrued core payment is recorded as current and noncurrent liability in the consolidated balance sheets based on whether repayments will occur within the normal operating cycle of one year. Our net accrued core payment was $24,063,000 and $26,539,000 at March 31, 2017 and 2016, respectively.

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

Goodwill

We evaluate goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. We have concluded that there is one reporting unit and therefore test goodwill for impairment at the entity level. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we perform a two-step impairment test. We test goodwill for impairment under the two-step impairment test by first comparing the carrying value of net assets to the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, we would compare the implied fair value of the goodwill to its carrying value to determine the amount of the impairment loss, if any. We completed the required annual testing of goodwill for impairment during the fourth quarter of fiscal 2017, and determined through the qualitative assessment that our goodwill of $2,551,000 is not impaired.

Intangible Assets

Our intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. We analyze our finite-lived intangible assets for impairment when and if indicators of impairment exist. As of March 31, 2017, our intangible assets, net of amortization, were $3,993,000 and there were no indicators of impairment.

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

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. We review our deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. We believe that it is more likely than not that our future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, we consider long-term agreements with our major customers and we also periodically compare the forecasts to actual results. Although there can be no assurance that the forecasted results will be achieved, the history of income in all jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

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

Share-based Payments

In accounting for share-based compensation awards, we follow the accounting guidance for equity-based compensation, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost associated with restricted stock units is measured based on the number of shares granted and the closing price of our common stock on the grant date, subject to continued employment. The cost of equity instruments is recognized in the consolidated statements of income on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.

Subsequent Events

Credit Facility

In April 2017, we entered into a consent and fourth amendment to the Credit Facility (the “Fourth Amendment”) which, among other things, (i) increased the borrowing base limit with respect to inventory located in Mexico, (ii) amended the definition and calculation of consolidated EBITDA to raise the limitation on the add-back for non-capitalized transaction expenses related to the expansion of operations in Mexico, (iii) increased the annual limit on permitted stock repurchases and dividends, and (iv) modifies certain other baskets (including increasing certain baskets for permitted acquisitions) and thresholds to, among other things, further accommodate the expansion of operations in Mexico.

Results of Operations

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data for the periods indicated:

	Fiscal Years Ended March 31,
	2017	2016	2015

Gross profit percentage	27.3%	27.4%	27.0%
Cash flow (used in) provided by operations	$(5,269,000)	$15,334,000	$(9,457,000)
Finished goods turnover (1)	6.7	6.5	6.3

(1)
Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending non-core finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn our inventory into revenues.

Fiscal 2017 Compared to Fiscal 2016

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2017	2016

Net sales	$421,253,000	$368,970,000
Cost of goods sold	306,207,000	268,046,000
Gross profit	115,046,000	100,924,000
Gross profit percentage	27.3%	27.4%

Net Sales. Our net sales for fiscal 2017 increased by $52,283,000, or 14.2%, to $421,253,000 compared to net sales for fiscal 2016 of $368,970,000. The increase in our net sales was across all existing product lines. $9,261,000 of this increase is due to the change in our estimate for anticipated stock adjustment returns. Sales of rotating electrical products represented 78.6% and 78.7%, wheel hub products represented 18.5% and 19.6%, and brake master cylinder products represented 2.9% and 1.7%, of net sales for fiscal 2017 and 2016, respectively. The increase in net sales was partially offset by allowances and returns related to new business as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage remained substantially consistent at 27.3% for fiscal 2017 compared to 27.4% for fiscal 2016. Our gross profit for fiscal 2017 was impacted by $12,727,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $568,000, and a cost of goods sold impact of $1,457,000 for start-up and ramp-up costs incurred related to our launch of brake power boosters. This decrease was partially offset by a 0.4% increase from the change in estimate relating to stock adjustments. Our gross profit for fiscal 2016 was impacted by $14,364,000 for customer allowances related to new business less a cost of goods sold offset of $809,000, and a cost of goods sold impact of $43,000 for start-up costs incurred related to our launch of brake power boosters and $453,000 for inventory step-up amortization.

Operating Expenses

The following summarizes operating expenses:

	Fiscal Years Ended March 31,
	2017	2016

General and administrative	$31,124,000	$49,665,000
Sales and marketing	12,126,000	9,965,000
Research and development	3,824,000	3,008,000

Percent of net sales

General and administrative	7.4%	13.5%
Sales and marketing	2.9%	2.7%
Research and development	0.9%	0.8%

General and Administrative. Our general and administrative expenses for fiscal 2017 were $31,124,000, which represents a decrease of $18,541,000, or 37.3%, from general and administrative expenses for fiscal 2016 of $49,665,000. The reduction in fiscal 2017 was primarily due to (i) a $3,764,000 gain recorded due to the change in the fair value of the warrant liability during fiscal 2017 compared to a loss of $5,137,000 recorded during fiscal 2016, (ii) $8,805,000 of decreased legal expense as compared to fiscal 2016, which included $9,250,000 accrued in fiscal 2016 for the litigation settlement in the bankruptcy cases related to the discontinued subsidiaries partially offset by a $5,800,000 gain in connection with the settlement of litigation with Fenwick Automotive Products Limited and various of its subsidiaries, and (iii) $4,401,000 of decreased bad debt expense as compared to fiscal 2016, which included expense in fiscal 2016 resulting from the bankruptcy filing by one of our customers. These decreases were partially offset by (i) $974,000 of decreased gain recorded due to the change in the fair value of the contingent consideration in connection with our fiscal 2016 acquisition, (ii) $799,000 of increased share-based compensation, and (iii) $700,000 of increased general and administrative expenses at our offshore locations due primarily to our growth initiatives.

Sales and Marketing. Our sales and marketing expenses for fiscal 2017 increased $2,161,000, or 21.7%, to $12,126,000 from $9,965,000 for fiscal 2016. This increase in fiscal 2017 was due primarily to (i) $1,045,000 for personnel added to support our growth initiatives, (ii) $710,000 of increased commissions, (iii) $167,000 of increased outside services, (iv) $127,000 of increased travel, and (v) $97,000 of increased trade show expense.

Research and Development. Our research and development expenses increased by $816,000, or 27.1%, to $3,824,000 for fiscal 2017 from $3,008,000 for fiscal 2016. This increase in fiscal 2017 was due primarily to (i) $550,000 for personnel added to support our growth initiatives, (ii) $144,000 of increased supplies, and (iii) $90,000 of increased outside services.

Interest Expense

Interest Expense, net. Our interest expense, net for fiscal 2017 decreased $3,150,000, or 19.4%, to $13,094,000 from $16,244,000 for fiscal 2016. The decrease in interest expense in fiscal 2017 was due primarily to (i) the write-off of previous debt issuance costs of $5,108,000 in fiscal 2016 in connection with the financing agreement which was terminated when we entered into a new credit facility in June 2015 and (ii) lower interest rates and lower average outstanding balances on our loans. These decreases in interest expense were partially offset by higher interest rates and increased use of our accounts receivable discount programs during fiscal 2017.

Provision for Income Taxes

Income Tax. Our income tax expense was $17,305,000, an effective tax rate of 31.5%, and $11,479,000, an effective tax rate of 52.1% during fiscal 2017 and 2016, respectively. Our income tax rate for fiscal 2017 was positively impacted by (i) a non-taxable gain in connection with the fair value adjustments on the warrants compared to a non-deductible loss in fiscal 2016 and (ii) $748,000 of excess tax benefits recorded through the provision for income taxes in fiscal 2017 as a result of the early adoption of the FASB’s new guidance on share-based compensation. In addition, the income tax rates for all periods are increased by the inclusion of state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m). These increases in all periods were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions.

Fiscal 2016 Compared to Fiscal 2015

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2016	2015

Net sales	$368,970,000	$301,711,000
Cost of goods sold	268,046,000	220,138,000
Gross profit	100,924,000	81,573,000
Gross profit percentage	27.4%	27.0%

Net Sales. Our net sales for fiscal 2016 increased by $67,259,000, or 22.3%, to $368,970,000 compared to net sales for fiscal 2015 of $301,711,000. Our prior year net sales included the favorable impact of the recognition of previously deferred revenue related to the Remanufactured Cores of $16,331,000 partially offset by an accrued customer allowance of $3,706,000 for the buy-backs of Remanufactured Cores. The increase in our net sales was across all the product lines and reflects the full year impact of the new rotating electrical business awarded to us by a significant customer in January 2015. In addition, we began selling remanufactured brake master cylinder products in July 2015. Sales of rotating electrical products represented 78.7% and 82.1%, wheel hub products represented 19.6% and 16.9%, and brake master cylinder products represented 1.7% and 1.0%, of net sales for fiscal 2016 and 2015, respectively. Our net sales in fiscal 2016 and 2015 were further impacted by returns and customer allowances as discussed in the Gross Profit paragraph below.

Gross Profit. Our gross profit percentage increased to 27.4% for fiscal 2016 from 27.0% for fiscal 2015. Our gross profit for fiscal 2016 was impacted by $14,364,000 for customer allowances related to new business less a cost of goods sold offset of $809,000, and a cost of goods sold impact of $43,000 for start-up costs incurred related to our launch of brake power boosters and $453,000 for inventory step-up amortization. Our gross profit for fiscal 2015 was impacted by $19,037,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $983,000, and a cost of goods sold impact of $189,000 for start-up costs incurred related to our launch of new brake master cylinders.

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

Liquidity and Capital Resources

Overview

We had negative working capital of $20,651,000 and $24,449,000, a ratio of current assets to current liabilities of 0.86:1.00 and 0.81:1.00, at March 31, 2017 and 2016, respectively. Working capital was negative due to our retrospective adoption of newly issued accounting guidance that required deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheets. The long-term classification of our core inventory, new business with existing and potential new customers, and the addition of any new products lines will continue to require the use of working capital to grow our business.

We generated cash during fiscal 2017 from the use of receivable discount programs with certain of our major customers and their respective banks, as well as from our credit facility. The cash generated from these activities was used primarily to make payments for certain customer allowances and initial return and stock adjustment accruals in connection with new business and to build our inventory levels to support higher sales.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, capital lease commitments, and capital expenditure obligations over the next 12 months.

Cash Flows

Our cash flows as reflected in the consolidated statement of cash flows for fiscal 2017, 2016, and 2015 are summarized as follows:

	Fiscal Years Ended March 31,
	2017	2016	2015
Cash provided by (used in):
Operating activities	$(5,269,000)	$15,334,000	$(9,457,000)
Investing activities	(5,683,000)	(7,582,000)	(3,868,000)
Financing activities	(1,849,000)	(46,982,000)	50,081,000
Effect of exchange rates on cash and cash equivalents	(67,000)	(103,000)	(125,000)
Net (decrease) increase in cash and cash equivalents	(12,868,000)	(39,333,000)	36,631,000

Additional selected cash flow data:
Depreciation and amortization	$3,714,000	$2,936,000	$2,521,000
Capital expenditures	4,929,000	3,747,000	3,734,000

Fiscal 2017 Compared to Fiscal 2016

Net cash used in operating activities was $5,269,000 during fiscal 2017 compared to net cash provided by operating activities of $15,334,000 during fiscal 2016. The significant decreases in our operating activities were due primarily to (i) an increase in accounts receivable during fiscal 2017 compared to a decrease during fiscal 2016, (ii) payments made in connection with new business, (iii) a decrease in customer finished goods returns accrual during fiscal 2017 compared to an increase during fiscal 2016, and (iv) increased inventory levels to support our future growth. These decreases were partially offset by (i) increased operating results (net income plus net add-back for non-cash transactions in earnings) and (ii) decreased net repayments for Remanufactured Core inventory purchases recorded as accrued core payment in the consolidated balance sheets.

Net cash used in investing activities was $5,683,000 and $7,582,000 during fiscal 2017 and 2016, respectively.
This change was due primarily to a decrease in cash used for the acquisition related activities during fiscal 2017 as compared to fiscal 2016.

Net cash used in financing activities was $1,849,000 and $46,982,000 during fiscal 2017 and 2016, respectively. This change was due mainly to (i) the net repayment of our long-term debt in fiscal 2016 in connection with the financing agreement which was terminated when we entered into a new credit facility in June 2015, (ii) the payment of debt issuance costs associated with this new credit facility, (iii) fewer stock options exercised during fiscal 2017 as compared to fiscal 2016, and (iv) the repurchase of shares under our share repurchase program during fiscal 2017.

Fiscal 2016 Compared to Fiscal 2015

Net cash provided by our operating activities was $15,334,000 during fiscal 2016 compared to net cash used in operating activities of $9,457,000 during fiscal 2015. The significant changes in our operating activities for fiscal 2016 were due primarily to (i) increased operating results (net income plus net add-back for non-cash transactions in earnings), (ii) changes in our inventory levels to support our existing and future growth, and (iii) accrued core payments made in fiscal 2016 in connection with the program established in fiscal 2015.

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

Credit Facility

We are a party to a $125,000,000 senior secured financing (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of our assets. Our Credit Facility permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants. This amount was increased to $15,000,000 under the amendment to the Credit Facility entered into in April 2017.

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

In March 2017, we entered into a third amendment to the Credit Facility (the “Third Amendment”) which among other things increased the maximum amount of capital expenditures for the year ended March 31, 2017.

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 3.29% and 3.55%, respectively, at March 31, 2017 compared to 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of March 31, 2017.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of March 31, 2017	Financial covenants required per the Credit Facility

Maximum senior leverage ratio	0.29	2.50
Minimum fixed charge coverage ratio	1.56	1.05

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

We had $11,000,000 and $7,000,000 outstanding under the Revolving Facility at March 31, 2017 and 2016, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at March 31, 2017. At March 31, 2017, $108,140,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $11,879,000 and $15,643,000 at March 31, 2017 and 2016, respectively. These amounts are included in other liabilities in the accompanying consolidated balance sheets. The warrant liability continues to be classified as a noncurrent liability at March 31, 2017 as we do not expect to settle this amount in cash. During the years ended March 31, 2017 and 2016, a gain of $3,764,000 and a loss $5,137,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs:

	Years Ended March 31,
	2017	2016

Receivables discounted	$352,369,000	$331,176,000
Weighted average days	342	341
Weighted average discount rate	2.9%	2.3%
Amount of discount as interest expense	$9,724,000	$7,257,000

Off-Balance Sheet Arrangements

At March 31, 2017, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Multi-year Customer Agreements

We have or are renegotiating long-term agreements with many of our major customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of our products. Because of the very competitive nature of the market and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that we meet ongoing performance standards. Our contracts with major customers expire at various dates through April 2021.

While these longer-term agreements strengthen our customer relationships, the increased demand for our products often requires that we increase our inventories and personnel. Customer demands that we purchase their Remanufactured Core inventory also require the use of our working capital. The marketing and other allowances we typically grant our customers in connection with our new or expanded customer relationships adversely impact the near-term revenues, profitability and associated cash flows from these arrangements. However, we believe the investment we make in these new or expanded customer relationships will improve our overall liquidity and cash flow from operations over time.

Share Repurchase Program

On June 9, 2016, our board of directors approved a stock repurchase program of up to $10,000,000 of our outstanding common stock, at prices deemed appropriate by management. This program replaced our existing $5,000,000 repurchase program. On March 27, 2017, our board of directors increased our share repurchase program authorization from $10,000,000 to $15,000,000 of our common stock. As of March 31, 2017, $2,379,000 of the $15,000,000 had been utilized and $12,621,000 remained available to repurchase shares under the authorized share repurchase program. We retired the 69,659 shares repurchased under this program during fiscal 2017. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Capital Expenditures and Commitments

Our capital expenditures were $4,929,000 during fiscal 2017. These capital expenditures represent the purchase of equipment for our office, manufacturing and warehouse facilities. We expect our fiscal 2018 capital expenditures to be approximately $7,500,000 to support current operations. In addition, we have entered into a lease for a new 410,000 square foot distribution center in Tijuana, Mexico, that will ship all products to our customers. We expect the shell building and ancillary improvements to be completed during the latter part of fiscal 2018. We expect to invest approximately $11,000,000 in connection with this expansion of our operations in Mexico during fiscal 2018. We expect to use our working capital and/or incur additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2017 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years

Capital lease obligations (1)	$2,720,000	$860,000	$1,500,000	$360,000	-
Operating lease obligations (2)	40,831,000	3,918,000	6,726,000	6,500,000	$23,687,000
Revolving loan	11,000,000	11,000,000	-	-	-
Term loan (3)	21,955,000	3,747,000	7,181,000	11,027,000	-
Accrued core payment (4)	24,770,000	12,185,000	12,231,000	354,000	-
Unrecognized tax benefits (5)	-	-	-	-	-
Other long-term obligations (6)	39,255,000	19,965,000	13,953,000	5,337,000	-

Total	$140,531,000	$51,675,000	$41,591,000	$23,578,000	$23,687,000

(1)	Capital lease obligations represent amounts due under capital leases for various types of equipment.

(2)
Operating lease obligations represent amounts due for rent under our leases for all our facilities, certain equipment, and our Company automobile. We have included the operating lease obligations in connection with the lease for a new 410,000 square foot distribution center in Tijuana, Mexico, in the above table through December 2032. This lease has an initial term of 15 years and two five-year renewal options. We expect the shell building and ancillary improvements to be completed during the latter part of fiscal 2018.

(3)
Term loan obligations represent the amounts due for principal payments as well as interest payments to be made. Interest payments were calculated based upon the interest rate for our term loan using the LIBOR option at March 31, 2017 which was 3.29%.

(4)
Accrued core payment represents the amounts due for principal and interest payments to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.

(5)
We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2017 in the amount of $1,092,000; therefore, this amount has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our consolidated balance sheets, reduced by the associated federal deduction for state taxes.

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

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facility bears interest at variable base rates, plus an applicable margin. At March 31, 2017, our net debt obligations totaled $30,999,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $310,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would increase our interest expense by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2017 would have increased our general and administrative expenses by approximately $2,482,000. During fiscal 2017 and 2016, a gain of $843,000 and $777,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(b) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of March 31, 2017.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in the 2013 Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of March 31, 2017.

The effectiveness of our internal control over financial reporting as of March 31, 2017 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the fourth quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

a.	Documents filed as part of this report:

(1)	Index to Consolidated Financial Statements:

(2)	Schedules.

Schedule II — Valuation and Qualifying Accounts	S-1

(3)	Exhibits:

Number	Description of Exhibit	Method of Filing

3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997 (the “1997 Form 10-K”).

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 14, 2016.

Number	Description of Exhibit	Method of Filing

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on February 22, 2017.

4.1	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.4	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.5*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.6	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

Number	Description of Exhibit	Method of Filing

10.7	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

10.8	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.9	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.10*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.11	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.12	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.13	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.14*	Vendor Agreement dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2009.

10.15*	Core Amendment to Vendor Agreement, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2009.

10.16*	Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 23, 2009.

10.17*	Core Amendment to Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on December 23, 2009.

10.18*	Master Vendor Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2010.

Number	Description of Exhibit	Method of Filing

10.19*	Letter Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 13, 2010.

10.20*	Vendor Agreement Addendum, dated as of April 1, 2009 between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 13, 2010.

10.21	Core Amendment No. 3 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011.

10.22	Core Amendment No. 4 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 16, 2011.

10.23	Addendum No. 2 to Amendment No. 1 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 16, 2011.

10.24
Fifth Amendment, dated as of November 17, 2011, to that certain Standard Industrial Commercial Single Tenant Lease-Gross, dated as of September 19, 1995, between Golkar Enterprises, Ltd and Motorcar Parts of America, Inc., as amended
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 25, 2011.

10.25	Right of First Refusal Agreement, dated May 3, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2012.

10.26	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.27
Revolving Credit/Strategic Cooperation Agreement, dated as of August 22, 2012, by and among Motorcar Parts of America, Inc. (solely for purposes of provisions specified thereto), Fenwick Automotive Products Limited and Wanxiang America Corporation
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 28, 2012.

10.28	Guaranty, dated as of August 22, 2012, by Motorcar Parts of America, Inc. for the benefit of Wanxiang America Corporation	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 28, 2012.

10.29	Warrant to Purchase Common Stock, dated as of August 22, 2012, issued by Motorcar Parts of America, Inc. to Wanxiang America Corporation	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on August 28, 2012.

Number	Description of Exhibit	Method of Filing

10.30	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.31	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

10.32
Amended and Restated Financing Agreement, dated as of November 6, 2013, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Amended Quarterly Report on Form 10-Q/A filed on February 10, 2014.

10.33
Third Amendment to Amended and Restated Financing Agreement, dated as of December 11, 2014, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on December 12, 2014.

10.34
Fourth Amendment to Amended and Restated Financing Agreement, dated as of April 30, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, Cerberus Business Finance, LLC, as collateral agent, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 1, 2015.

10.35*
Revolving Credit, Term Loan and Security Agreement, dated as of June 3, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2015.

10.36
First Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of November 5, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 9, 2015.

Number	Description of Exhibit	Method of Filing

10.37
Consent and Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of May 19, 2016, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.38
Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of March 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Filed herewith.

10.39
Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of April 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 27, 2017.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017, formatted in Extensible Business Reporting Language (“XBRL”) and furnished electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows; and (vi) the Notes to Consolidated Financial Statements
Filed herewith.

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES

Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 14, 2017	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 14, 2017	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	June 14, 2017
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	June 14, 2017
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	June 14, 2017
Kevin Daly	(Principal Accounting Officer)

/s/ Scott Adelson	Director	June 14, 2017
Scott Adelson

/s/ Rudolph Borneo	Director	June 14, 2017
Rudolph Borneo

/s/ Philip Gay	Director	June 14, 2017
Philip Gay

/s/ Duane Miller	Director	June 14, 2017
Duane Miller

/s/ Jeffrey Mirvis	Director	June 14, 2017
Jeffrey Mirvis

/s/ David Bryan	Director	June 14, 2017
David Bryan

/s/ Joseph Ferguson	Director	June 14, 2017
Joseph Ferguson

/s/ Barbara Whittaker	Director	June 14, 2017
Barbara Whittaker

/s/ Timothy Vargo	Director	June 14, 2017
Timothy Vargo

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2017 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Motorcar Parts of America, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Motorcar Parts of America, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2017, based on COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2017 and our report dated June 14, 2017 expressed an unqualified opinion.

/s/ Ernst & Young LLP

Los Angeles, California
June 14, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of Motorcar Parts of America, Inc.

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the “Company”) as of March 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended March 31, 2017. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Motorcar Parts of America, Inc. and subsidiaries at March 31, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended March 31, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 14, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 14, 2017

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$9,029,000	$21,897,000
Short-term investments	2,140,000	1,813,000
Accounts receivable — net	26,017,000	8,548,000
Inventory— net	67,516,000	58,060,000
Inventory unreturned	7,581,000	10,520,000
Prepaid expenses and other current assets	9,848,000	5,900,000
Total current assets	122,131,000	106,738,000
Plant and equipment — net	18,437,000	16,099,000
Long-term core inventory — net	262,922,000	241,100,000
Long-term core inventory deposits	5,569,000	5,569,000
Long-term deferred income taxes (Note 2)	13,546,000	19,268,000
Goodwill	2,551,000	2,053,000
Intangible assets — net	3,993,000	4,573,000
Other assets	6,990,000	3,657,000
TOTAL ASSETS	$436,139,000	$399,057,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85,960,000	$72,152,000
Accrued liabilities	10,077,000	9,101,000
Customer finished goods returns accrual	17,667,000	26,376,000
Accrued core payment	11,714,000	8,989,000
Revolving loan	11,000,000	7,000,000
Other current liabilities	3,300,000	4,502,000
Current portion of term loan	3,064,000	3,067,000
Total current liabilities	142,782,000	131,187,000
Term loan, less current portion	16,935,000	19,980,000
Long-term accrued core payment	12,349,000	17,550,000
Long-term deferred income taxes	180,000	196,000
Other liabilities	15,212,000	19,336,000
Total liabilities	187,458,000	188,249,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,648,854 and 18,531,751 shares issued and outstanding at March 31, 2017 and 2016, respectively	186,000	185,000
Additional paid-in capital	205,646,000	203,650,000
Retained earnings	50,290,000	11,825,000
Accumulated other comprehensive loss	(7,441,000)	(4,852,000)
Total shareholders' equity	248,681,000	210,808,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,139,000	$399,057,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Income
Years Ended March 31,

	2017	2016	2015

Net sales	$421,253,000	$368,970,000	$301,711,000
Cost of goods sold	306,207,000	268,046,000	220,138,000
Gross profit	115,046,000	100,924,000	81,573,000
Operating expenses:
General and administrative	31,124,000	49,665,000	37,863,000
Sales and marketing	12,126,000	9,965,000	7,851,000
Research and development	3,824,000	3,008,000	2,273,000
Total operating expenses	47,074,000	62,638,000	47,987,000
Operating income	67,972,000	38,286,000	33,586,000
Interest expense, net	13,094,000	16,244,000	13,065,000
Income before income tax expense	54,878,000	22,042,000	20,521,000
Income tax expense	17,305,000	11,479,000	9,068,000

Net income	$37,573,000	$10,563,000	$11,453,000

Basic net income per share	$2.02	$0.58	$0.68

Diluted net income per share	$1.93	$0.55	$0.65
Weighted average number of shares outstanding:
Basic	18,608,812	18,233,163	16,734,539
Diluted	19,418,706	19,066,093	17,605,940

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
Years Ended March 31,

	2017	2016	2015

Net income	$37,573,000	$10,563,000	$11,453,000
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on short-term investments (net of tax of $111,000, $(8,000), and $16,000, respectively).	196,000	(13,000)	24,000
Foreign currency translation loss	(2,785,000)	(2,321,000)	(1,665,000)
Total other comprehensive loss, net of tax	(2,589,000)	(2,334,000)	(1,641,000)
Comprehensive income	$34,984,000	$8,229,000	$9,812,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended March 31,

	Common Stock
	Shares	Amount	Additional Paid-in Capital Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total

Balance at March 31, 2014	15,067,645	$151,000	$120,553,000	$(10,191,000)	$(877,000)	$109,636,000

Compensation recognized under employee stock plans	-	-	2,210,000	-	-	2,210,000
Exercise of stock options	123,734	1,000	1,246,000			1,247,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	23,219	-	(806,000)			(806,000)
Tax benefit from employee stock options exercised	-	-	1,131,000	-	-	1,131,000
Common stock issued in connection with public offering	2,760,000	28,000	71,732,000	-	-	71,760,000
Stock issuance costs	-	-	(4,787,000)			(4,787,000)
Unrealized gain (loss) on investments, net of tax	-	-	-	-	24,000	24,000
Foreign currency translation	-	-	-	-	(1,665,000)	(1,665,000)
Net income	-	-	-	11,453,000	-	11,453,000

Balance at March 31, 2015	17,974,598	$180,000	$191,279,000	$1,262,000	$(2,518,000)	$190,203,000

Compensation recognized under employee stock plans	-	-	2,584,000	-	-	2,584,000
Exercise of stock options	510,637	5,000	5,387,000	-	-	5,392,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	46,516	-	(913,000)	-	-	(913,000)
Tax benefit from employee stock options exercised	-	-	5,313,000	-	-	5,313,000
Unrealized gain (loss) on investments, net of tax	-	-	-	-	(13,000)	(13,000)
Foreign currency translation	-	-	-	-	(2,321,000)	(2,321,000)
Net income	-	-	-	10,563,000	-	10,563,000

Balance at March 31, 2016	18,531,751	$185,000	$203,650,000	$11,825,000	$(4,852,000)	$210,808,000

Cumulative-effect adjustment (Note 2)	-	-	-	892,000	-	892,000

Balance at April 1, 2016	18,531,751	$185,000	$203,650,000	$12,717,000	$(4,852,000)	$211,700,000
Compensation recognized under employee stock plans	-	-	3,383,000	-	-	3,383,000
Exercise of stock options	133,731	1,000	1,661,000	-	-	1,662,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	53,031	1,000	(1,059,000)	-	-	(1,058,000)
Repurchase and cancellation of treasury stock, including fees	(69,659)	(1,000)	(1,989,000)	-	-	(1,990,000)
Unrealized gain (loss) on investments, net of tax	-	-	-	-	196,000	196,000
Foreign currency translation	-	-	-	-	(2,785,000)	(2,785,000)
Net income	-	-	-	37,573,000	-	37,573,000
Balance at March 31, 2017	18,648,854	$186,000	$205,646,000	$50,290,000	$(7,441,000)	$248,681,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31,

	2017	2016	2015
Cash flows from operating activities:
Net income	$37,573,000	$10,563,000	$11,453,000
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	3,101,000	2,315,000	1,851,000
Amortization of intangible assets	613,000	621,000	670,000
Amortization of debt issuance costs	716,000	790,000	1,702,000
Write-off of debt issuance costs	-	5,108,000	-
Amortization of interest on accrued core payment	704,000	736,000	-
(Gain) loss due to the change in the fair value of the warrant liability	(3,764,000)	5,137,000	459,000
Gain due to the change in the fair value of the contingent consideration	(16,000)	(990,000)	-
Gain on redemption of short term investment	-	-	(4,000)
Net provision for inventory reserves	3,864,000	4,518,000	1,635,000
Net provision for (recovery of) customer payment discrepancies	718,000	(299,000)	91,000
Net provision for doubtful accounts	3,000	4,404,000	184,000
Deferred income taxes	6,510,000	(3,781,000)	5,831,000
Share-based compensation expense	3,383,000	2,584,000	2,209,000
Loss on disposal of plant and equipment	13,000	7,000	16,000
Change in operating assets and liabilities:
Accounts receivable	(18,145,000)	4,647,000	(2,790,000)
Inventory	(10,058,000)	3,054,000	(10,239,000)
Inventory unreturned	2,939,000	(2,687,000)	(299,000)
Prepaid expenses and other current assets	(4,333,000)	2,765,000	(3,451,000)
Other assets	(3,339,000)	(477,000)	(491,000)
Accounts payable and accrued liabilities	12,446,000	6,620,000	3,621,000
Customer finished goods returns accrual	(8,709,000)	6,698,000	3,427,000
Deferred core revenue	-	-	(15,065,000)
Long-term core inventory	(24,964,000)	(53,408,000)	(46,466,000)
Long-term core inventory deposits	-	26,002,000	(2,196,000)
Accrued core payment	(3,180,000)	(11,266,000)	37,070,000
Other liabilities	(1,344,000)	1,673,000	1,325,000
Net cash (used in) provided by operating activities	(5,269,000)	15,334,000	(9,457,000)
Cash flows from investing activities:
Purchase of plant and equipment	(4,929,000)	(3,747,000)	(3,734,000)
Purchase of business	(705,000)	(2,701,000)	-
Additions to short term investments	(49,000)	(1,134,000)	(134,000)
Net cash used in investing activities	(5,683,000)	(7,582,000)	(3,868,000)
Cash flows from financing activities:
Borrowings under revolving loan	65,001,000	29,000,000	-
Repayments under revolving loan	(61,001,000)	(22,000,000)	(10,000,000)
Borrowings under term loan	-	25,000,000	-
Repayments of term loan	(3,125,000)	(86,063,000)	(8,400,000)
Payments for debt issuance costs	(433,000)	(2,337,000)	-
Payments on capital lease obligations	(591,000)	(374,000)	(64,000)
Payment of contingent consideration	(314,000)	-	-
Exercise of stock options	1,662,000	5,392,000	1,247,000
Excess tax benefits from stock-based compensation	-	5,313,000	1,131,000
Cash used to net share settle equity awards	(1,058,000)	(913,000)	(806,000)
Repurchase of common stock, including fees	(1,990,000)	-	-
Proceeds from issuance of common stock	-	-	71,760,000
Stock issuance costs	-	-	(4,787,000)
Net cash (used in) provided by financing activities	(1,849,000)	(46,982,000)	50,081,000
Effect of exchange rate changes on cash and cash equivalents	(67,000)	(103,000)	(125,000)
Net (decrease) increase in cash and cash equivalents	(12,868,000)	(39,333,000)	36,631,000
Cash and cash equivalents — Beginning of period	21,897,000	61,230,000	24,599,000
Cash and cash equivalents — End of period	$9,029,000	$21,897,000	$61,230,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$11,674,000	$9,812,000	$11,369,000
Income taxes, net of refunds	12,378,000	3,762,000	4,918,000
Non-cash investing and financing activities:
Property acquired under capital lease	$802,000	$2,454,000	$274,000
Contingent consideration	-	1,320,000	-

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

2. Summary of Significant Accounting Policies

New Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers” (“ASC 606”), which amends the guidance in the former ASC 605, “Revenue Recognition”. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. The Company may elect either a full retrospective transition method, which requires the restatement of all periods presented, or a modified retrospective transition method, which requires a cumulative effect recognized as of the date of initial application to be used in transition. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for the Company as of April 1, 2018 and the Company does not plan to early adopt. The Company is currently in the process of determining whether it will utilize the full or modified retrospective method of adoption allowed by the new standard.

Due to the impact the new standard may have on the Company’s business processes, systems, and controls, a project team has been formed to evaluate and guide the implementation process. To date, the Company has performed a preliminary assessment of key customer contracts and is in the process of comparing historical accounting policies and practices to the new standard, including (i) assessing the current net-of-core value revenue recognition policy, and whether the performance obligation(s) related to the sale of its products will include both the core and unit value; (ii) the assessment of potential variable consideration including the accounting for return rights, the core exchange program, warranty and various allowances provided to its customers; (iii) the classification of assets and liabilities related to core assets and liabilities and customer allowances, and (iv) principal versus agent considerations as amended through Accounting Standards Update (“ASU”) 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”. The Company continues to evaluate the impact ASC 606, related amendments and interpretive guidance will have on its consolidated financial statements.

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

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. The Company will adopt this guidance in the first quarter of fiscal 2020. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated financial statements, but expects that it will result in a significant increase to its long-term assets and liabilities on the consolidated balance sheets.

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

Goodwill Impairment

In January 2017, the FASB issued guidance which simplifies the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated financial statements.

Modifications to Share-Based Payment Awards

In May 2017, the FASB issued guidance to provide clarity and reduce (i) the diversity in practice and (ii) the cost and complexity when applying the accounting guidance for equity-based compensation to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. The Company is currently evaluating the impact the provisions of this guidance will have on its consolidated financial statements.

New Accounting Pronouncements Recently Adopted

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

Inventory

In July 2015, the FASB issued guidance that requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments in this update are effective for financial statements issued for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The amendments in this update should be applied prospectively with earlier application permitted as of the beginning of an interim or annual reporting period. The Company early adopted this guidance as of the beginning of the fourth quarter of fiscal 2017. There was no material impact on the Company’s consolidated financial statements as a result of the adoption of this guidance.

Statement of Cash Flows

In August 2016, the FASB issued guidance which adds and/or clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The new guidance is intended to reduce diversity in practice in how certain transactions are presented and classified in the statement of cash flows. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years; early adoption is permitted. The Company early adopted this guidance during fiscal 2017. There was no impact on the Company’s consolidated statements of cash flows as a result of the adoption of this guidance.

Income Taxes

In November 2015, the FASB issued guidance that requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. The guidance is effective for fiscal years beginning after December 15, 2016 including interim periods within those fiscal years with early adoption permitted. A reporting entity should apply the amendment prospectively or retrospectively. The Company early adopted this guidance effective March 31, 2017, which resulted in the classification of all deferred tax assets and deferred tax liabilities as noncurrent in its consolidated balance sheets. As the Company elected to apply this guidance retrospectively, prior periods were reclassified as discussed below under the caption “Reclassification of Prior Period Balances”.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Motorcar Parts of America, Inc. and its wholly owned subsidiaries. All significant inter-company accounts and transactions have been eliminated.

Reclassification of Prior Period Balances

The Company retrospectively adopted the newly issued accounting guidance that required deferred tax assets and liabilities to be classified as noncurrent in the consolidated balance sheets, and resulted in the reclassification of (i) $33,247,000 of current deferred income tax assets to long-term deferred income tax assets, (ii) $14,315,000 of long-term deferred income tax liabilities to long-term deferred income tax assets, and (iii) $196,000 of current deferred income tax liabilities from other current liabilities to long-term deferred income tax liabilities in the previously reported consolidated balance sheet at March 31, 2016.

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

Non-core inventory is stated at the lower of cost or net realizable value. The cost of non-core remanufactured inventory approximates average historical purchase prices paid for raw materials, and is based upon the direct costs of material and an allocation of labor and variable and fixed overhead costs. The cost of purchased finished goods inventory approximates average historical purchase prices paid, and an allocation of fixed overhead costs. The cost of non-core inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or net realizable value levels. These adjustments are determined for individual items of inventory within each of the following classifications of non-core inventory as follows:

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

•
The cost of remanufactured finished goods includes the average cost of non-core raw materials and allocations of labor and variable and fixed overhead costs. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead as period costs.

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

The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory. The Company had recorded reserves of $4,125,000 and $3,626,000 for excess and obsolete inventory at March 31, 2017 and 2016, respectively. This increase in excess and obsolete inventory was due to higher inventory levels to support the Company’s growth.

The Company records vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory unreturned represents the Company’s estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that the Company expects to be returned, under its general right of return policy, after the balance sheet date. Because all cores are classified separately as long-term assets, the inventory unreturned balance includes only the added unit value of a finished good. The return rate is calculated based on expected returns within the normal operating cycle of one year. As such, the related amounts are classified in current assets.

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

Long-term core inventory is recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The cost and net realizable value of Used Cores for which sufficient recent purchases have occurred are deemed the same as the purchase price for purchases that are made in arm’s length transactions.

Long-term core inventory recorded at average historical purchase prices is primarily made up of Used Cores for newer products related to more recent automobile models or products for which there is a less liquid market. The Company purchases these Used Cores from core brokers to supplement the yield from returned cores and the under return by consumers.

Used Cores obtained in core broker transactions are valued based on average purchase price. The average purchase price of Used Cores for more recent automobile models is retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to the core exchange program.

Long-term core inventory is recorded at the lower of cost or net realizable value. In the absence of sufficient recent purchases the Company uses the net selling price its customers have agreed to pay for Used Cores that are not returned to the Company under the Company’s core exchange program to assess whether Used Core cost exceeds Used Core net realizable value on a customer by customer basis.

The Company classifies all of its core inventories as long-term assets. The determination of the long-term classification is based on its view that the value of the cores is not consumed or realized in cash during the Company’s normal operating cycle, which is one year for most of the cores recorded in inventory. According to guidance provided under the FASB ASC, current assets are defined as “assets or resources commonly identified as those which are reasonably expected to be realized in cash or sold or consumed during the normal operating cycle of the business.” The Company does not believe that the economic value of core inventories, which the Company classifies as long-term, is consumed because the credits issued upon the return of Used Cores offset the amounts invoiced when the Remanufactured Cores included in finished goods were sold. The Company does not expect the economic value of core inventories to be consumed, and thus the Company does not expect to realize cash, until its relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience.

However, historically for certain finished goods sold, the Company’s customer will not send the Company a Used Core to obtain the credit the Company offers under its core exchange program. Therefore, based on the Company’s historical estimate, the Company derecognizes the core value for these finished goods as the Company believes the economic value has been consumed and the Company has realized cash.

For these reasons, the Company concluded that it is more appropriate to classify core inventory as long-term assets.

Long-term Core Inventory Deposit

The long-term core inventory deposit represents the cost of Remanufactured Cores the Company has purchased from customers, which are held by the customers and remain on the customers’ premises. The costs of these Remanufactured Cores were established at the time of the transaction based on the then current cost, determined as noted under the caption “Long-term Core Inventory”. The selling value of these Remanufactured Cores was established based on agreed upon amounts with these customers. The Company expects to realize the selling value and the related cost of these Remanufactured Cores when its relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience.

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents the Company’s estimate of its exposure to customer returns, including warranty returns, under its general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the non-core sales value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year.

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

The repayments for these Remanufactured Core inventory purchases are made through the issuance of credits against that customer’s receivables either on a one time basis or over an agreed-upon period. The accrued core payment is recorded as a current and noncurrent liability in the consolidated balance sheets based on whether repayments will occur within the normal operating cycle of one year.

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

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. The Company reviews its deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. The Company believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, the Company considers long-term agreements with each of its major customers and the Company periodically compares its forecasts to actual results. Although there can be no assurance that the forecasted results will be achieved, the history of income in all jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

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

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. Finite-lived intangible assets are analyzed for impairment when and if indicators of impairment exist. As of March 31, 2017, the Company’s intangible assets, net of amortization, were $3,993,000 and there were no indicators of impairment.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company has concluded that there is one reporting unit and therefore, tests goodwill for impairment at the entity level. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, a two-step impairment test is performed. The Company tests goodwill for impairment under the two-step impairment test by first comparing the carrying value of net assets to the fair value of the reporting unit. If the fair value of the reporting unit exceeds the carrying value, goodwill is not considered impaired and no further testing is required. If the carrying value of the reporting unit exceeds the fair value, goodwill is potentially impaired and the second step of the impairment test must be performed. In the second step, the Company would compare the implied fair value of the goodwill to its carrying value to determine the amount of the impairment loss, if any. The Company completed the required annual testing of goodwill for impairment during the fourth quarter of the year ended March 31, 2017, and determined through the qualitative assessment that its goodwill of $2,551,000 is not impaired.

Debt Issuance Costs

Debt issuance costs include fees and costs incurred to obtain financing. Debt issuance costs related to the Company’s term loans are presented in the balance sheet as a direct deduction from the carrying amount of the term loans. Debt issuance costs related to the Company’s revolving loan are presented in prepaid expenses and other current assets in the accompanying consolidated balance sheets, regardless of whether or not there are any outstanding borrowings under the revolving loan. These fees and costs are amortized using the straight-line method, which approximates the effective interest rate method, over the terms of the related loans and are included in interest expense in the Company’s consolidated statements of income.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended March 31, 2017, 2016 and 2015 were $525,000, $474,000 and $224,000, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income per share.

	Years Ended March 31,
	2017	2016	2015
Net income	$37,573,000	$10,563,000	$11,453,000
Basic shares	18,608,812	18,233,163	16,734,539
Effect of dilutive stock options and warrants	809,894	832,930	871,401
Diluted shares	19,418,706	19,066,093	17,605,940
Net income per share:
Basic net income per share	$2.02	$0.58	$0.68

Diluted net income per share	$1.93	$0.55	$0.65

The effect of dilutive options and warrants excludes (i) 293,239 shares subject to options with exercise prices ranging from $28.68 to $34.17 per share for the year ended March 31, 2017 and (ii) 1,100 shares subject to options with an exercise price of $34.17 per share for the year ended March 31, 2016, which were anti-dilutive. There were no anti-dilutive options or warrants for the year ended March 31, 2015.

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

The Company uses significant estimates in the calculation of the lower of cost or net realizable value of long-term core inventory.

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

Share-Based Payments

In accounting for share-based compensation awards, the Company follows the accounting guidance for equity-based compensation, which requires that the Company measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost associated with restricted stock units is measured based on the number of shares granted and the closing price of the Company’s common stock on the grant date, subject to continued employment. The cost of equity instruments is recognized in the consolidated statements of income on a straight-line basis over the period during which an employee is required to provide service in exchange for the award.

The Black-Scholes option-pricing model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following summarizes the Black-Scholes option-pricing model assumptions used to derive the weighted average fair value of the stock options granted during the periods noted.

	Years Ended March 31,
	2017	2016	2015
Weighted average risk free interest rate	1.39%	1.73%	1.75%
Weighted average expected holding period (years)	5.84	5.76	5.01
Weighted average expected volatility	47.42%	46.84%	46.02%
Weighted average expected dividend yield	-	-	-
Weighted average fair value of options granted	$13.09	$14.14	$9.65

Credit Risk

The majority of the Company’s sales are to leading automotive aftermarket parts suppliers. Management believes the credit risk with respect to trade accounts receivable is limited due to the Company’s credit evaluation process and the nature of its customers. However, should the Company’s customers experience significant cash flow problems, the Company’s financial position and results of operations could be materially and adversely affected, and the maximum amount of loss that would be incurred would be the outstanding receivable balance, Used Cores expected to be returned by customer, and the value of the Remanufactured Cores held at customers’ locations at March 31, 2017.

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The investments are recorded at market value, with any unrealized gain or loss recorded as other comprehensive income or loss in shareholders’ equity. Adjustments to the deferred compensation liability are recorded in operating expenses. The Company did not redeem any of its short-term investments for the payment of deferred compensation liabilities during the years ended March 31, 2017 and 2016. The carrying value of plan assets was $2,140,000 and $1,813,000, and deferred compensation liability was $2,140,000 and $1,813,000 at March 31, 2017 and 2016, respectively. During the years ended March 31, 2017, 2016, and 2015, an expense of $(14,000), $409,000 and $17,000, respectively, was recorded for each year related to the deferred compensation plan.

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments and unrealized gains or losses on short-term investments.

3. Goodwill and Intangible Assets

Goodwill

The following summarizes the change in the Company’s goodwill:

	Years Ended March 31,
	2017	2016
Balance at beginning of period	$2,053,000	$-
Goodwill acquired	498,000	2,053,000
Translation adjustment	-	-
Impairment	-	-

Balance at end of period	$2,551,000	$2,053,000

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization at March 31:

		2017		2016
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$705,000	$191,000	$705,000	$127,000
Customer relationships	13 years	5,900,000	2,421,000	5,900,000	1,905,000
Total		$6,605,000	$2,612,000	$6,605,000	$2,032,000

The Company retired $33,000 and $2,623,000 of fully amortized intangible assets during the years ended March 31, 2017 and 2016, respectively.

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2017	2016	2015

Amortization expense	$613,000	$621,000	$670,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2018	$580,000
2019	580,000
2020	580,000
2021	580,000
2022	580,000
Thereafter	1,093,000
Total	$3,993,000

4. Short-Term Investments

The short-term investments contain the assets of the Company’s deferred compensation plan. The plan’s assets consist primarily of mutual funds and are classified as available for sale. The Company did not redeem any short-term investments for the payment of deferred compensation liabilities during the years ended March 31, 2017 and 2016. As of March 31, 2017 and 2016, the fair market value of the short-term investments was $2,140,000 and $1,813,000, and the liability to plan participants was $2,140,000 and $1,813,000, respectively.

5. Accounts Receivable — Net

Included in accounts receivable — net are significant offset accounts related to customer allowances (see Note 14), customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, estimated future credits to be provided for Used Cores returned by the customers (see Note 2) and potential bad debts. Due to the forward looking nature and the different aging periods of certain estimated offset accounts, they may not, at any point in time, directly relate to the balances in the accounts receivable—trade account.

Accounts receivable — net is comprised of the following at March 31:

	2017	2016
Accounts receivable — trade	$76,902,000	$62,206,000
Allowance for bad debts	(4,140,000)	(4,284,000)
Customer allowances earned	(7,880,000)	(12,029,000)
Customer payment discrepancies	(751,000)	(703,000)
Customer returns RGA issued	(12,710,000)	(6,561,000)
Customer core returns accruals	(25,404,000)	(30,081,000)
Less: total accounts receivable offset accounts	(50,885,000)	(53,658,000)

Total accounts receivable — net	$26,017,000	$8,548,000

Customer Finished Goods Returns Accrual

The Company allows its customers to return goods that their customers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At March 31, 2017 and 2016, the Company’s total warranty return accrual was $14,286,000 and $10,845,000, respectively, of which $5,303,000 and $4,612,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $8,983,000 and $6,233,000, respectively, was included in the customer finished goods returns accrual (see Note 2) in the consolidated balance sheets for estimated future warranty returns.

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

As is standard in the industry, the Company only accepts returns from on-going customers. If a customer ceases doing business, the Company has no further obligation to accept additional product returns from that customer. Similarly, the Company accepts product returns and grants appropriate credits to new customers from the inception of the customer relationship. Based on information about stock levels, sell through information and return rate estimates for a particular customer obtained during the year ended March 31, 2017, the Company updated its estimate for anticipated stock adjustment returns. This adjustment resulted in an increase in net sales and cost of goods sold for the unit value related to this inventory of $9,261,000 and $5,195,000, respectively, during the year ended March 31, 2017. The impact on operating income from this change in estimate was $4,066,000 for the year ended March 31, 2017. The impact on net income was $2,551,000, which represents an increase in basic net income per share of $0.14 and diluted net income per share of $0.13 for the year ended March 31, 2017.

The following summarizes the change in the Company’s warranty return accrual:

	Years Ended March 31,
	2017	2016	2015
Balance at beginning of period	$10,845,000	$10,904,000	$8,039,000
Charged to expense	99,673,000	80,099,000	65,469,000
Amounts processed	(96,232,000)	(80,158,000)	(62,604,000)

Balance at end of period	$14,286,000	$10,845,000	$10,904,000

6. Inventory

Non-core inventory, inventory unreturned, long-term core inventory, and long-term core inventory deposits are as follows at March 31:

	2017	2016
Non-core inventory
Raw materials	$21,515,000	$17,394,000
Work in process	641,000	135,000
Finished goods	48,337,000	42,982,000
	70,493,000	60,511,000
Less allowance for excess and obsolete inventory	(2,977,000)	(2,451,000)
Total	$67,516,000	$58,060,000

Inventory unreturned	$7,581,000	$10,520,000
Long-term core inventory
Used cores held at the Company's facilities	$38,713,000	$34,405,000
Used cores expected to be returned by customers	11,752,000	10,781,000
Remanufactured cores held in finished goods	27,667,000	24,489,000
Remanufactured cores held at customers' locations (1)	185,938,000	172,600,000
	264,070,000	242,275,000
Less allowance for excess and obsolete inventory	(1,148,000)	(1,175,000)
Total	$262,922,000	$241,100,000

Long-term core inventory deposits	$5,569,000	$5,569,000

(1)	Remanufactured cores held at customers’ locations represent the core portion of the Company’s customers’ finished goods at the Company’s customers’ locations.

7. Plant and Equipment

The following summarizes plant and equipment, at cost, at March 31:

	2017	2016
Machinery and equipment	$32,589,000	$29,340,000
Office equipment and fixtures	11,806,000	10,527,000
Leasehold improvements	7,641,000	7,391,000
	52,036,000	47,258,000
Less accumulated depreciation	(33,599,000)	(31,159,000)
Total	$18,437,000	$16,099,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $3,855,000 and $3,431,000 at March 31, 2017 and 2016, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.

8. Capital Lease Obligations

The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2017	2016
Cost	$3,663,000	$2,764,000
Less: accumulated depreciation	(893,000)	(370,000)
Total	$2,770,000	$2,394,000

Future minimum lease payments for the capital leases are as follows:

Year Ending March 31,
2018	$860,000
2019	823,000
2020	677,000
2021	275,000
2022	85,000
Total minimum lease payments	2,720,000
Less amount representing interest	(208,000)
Present value of future minimum lease payments	2,512,000
Less current portion of lease payments	(757,000)

Long-term portion of lease payments	$1,755,000

The current portion of lease payments of $757,000 is included in other current liabilities and the long-term portion of lease payments of $1,755,000 is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2017.

9. Accrued Core Payment

At March 31, 2017 and 2016, the Company recorded $24,063,000 and $26,539,000, respectively, representing the net accrued core payment for the Remanufactured Core inventory purchased from its customers, which are held by these customers and remain on their premises.

Future repayments for accrued core payment are as follows:

Year Ending March 31,
2018	$12,185,000
2019	10,821,000
2020	1,410,000
2021	354,000
Total accrued core payment	24,770,000
Less amount representing interest	(707,000)
Present value of accrued core payment	24,063,000
Less current portion of accrued core payment	(11,714,000)

Long-term portion of accrued core payment	$12,349,000

10. Debt

The Company has the following credit agreements.

Credit Facility

The Company is party to a $125,000,000 senior secured financing (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $100,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Credit Facility permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants. This amount was increased to $15,000,000 under the amendment to the Credit Facility entered into in April 2017.

In May 2016, the Company entered into a consent and second amendment to the Credit Facility (the “Second Amendment”) which, among other things, (i) increased the borrowing capacity of the Revolving Facility from $100,000,000 to $120,000,000, subject to certain borrowing base restrictions and a $15,000,000 sublimit for letters of credit, (ii) amended the definition and calculation of consolidated EBITDA, (iii) increased the maximum amount of capital expenditures, and (iv) made certain other amendments and modifications.

In March 2017, the Company entered into a third amendment to the Credit Facility (the “Third Amendment”) which among other things increased the maximum amount of capital expenditures for the year ended March 31, 2017.

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 3.29% and 3.55%, respectively, at March 31, 2017 and 2.94% and 3.53%, respectively, at March 31, 2016.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of March 31, 2017.

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

The following summarizes information about the Company’s Term Loans at March 31:

	2017	2016
Principal amount of term loan	$20,312,000	$23,438,000
Unamortized financing fees	(313,000)	(391,000)
Net carrying amount of term loan	19,999,000	23,047,000
Less current portion of term loan	(3,064,000)	(3,067,000)
Long-term portion of term loan	$16,935,000	$19,980,000

Future repayments of the Company’s Term Loans are as follows:

Year Ending March 31,
2018	3,125,000
2019	3,125,000
2020	3,125,000
2021	10,937,000
Total payments	$20,312,000

The Company had $11,000,000 and $7,000,000 outstanding under the Revolving Facility at March 31, 2017 and 2016, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at March 31, 2017. At March 31, 2017, $108,140,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $11,879,000 and $15,643,000 at March 31, 2017 and 2016, respectively. These amounts are included in other liabilities in the consolidated balance sheets. The warrant liability continues to be classified as a noncurrent liability at March 31, 2017 as the Company does not expect to settle this amount in cash. During the years ended March 31, 2017 and 2016, a gain of $3,764,000 and a loss $5,137,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the Company’s accounts receivable discount programs:

	Years Ended March 31,
	2017	2016

Receivables discounted	$352,369,000	$331,176,000
Weighted average days	342	341
Weighted average discount rate	2.9%	2.3%
Amount of discount as interest expense	$9,724,000	$7,257,000

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $26,880,000 and $18,917,000 at March 31, 2017 and 2016, respectively. These contracts generally expire in a year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade or better credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of income:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Years Ended March 31,
Hedging Instruments	2017	2016	2015

Forward foreign currency exchange contracts	$843,000	$777,000	$(1,034,000)

The fair value of the forward foreign currency exchange contracts of $427,000 is included in prepaid and other current assets in the accompanying consolidated balance sheet at March 31, 2017. The fair value of the forward foreign exchange contracts of $416,000 is included in other current liabilities in the accompanying consolidated balance sheet at March 31, 2016.

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

The following sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair values at:

	March 31, 2017				March 31, 2016
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,140,000	$2,140,000	-	-	$1,813,000	$1,813,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	427,000	-	$427,000	-	-	-	-	-

Liabilities
Accrued liabilities
Contingent consideration	-	-	-	-	224,000	-	-	$224,000
Other current liabilities
Deferred compensation	2,140,000	2,140,000	-	-	1,813,000	1,813,000	-	-
Forward foreign currency exchange contracts	-	-	-	-	416,000	-	$416,000	-
Other liabilities
Warrant liability	11,879,000	-	-	$11,879,000	15,643,000	-	-	15,643,000
Contingent consideration	-	-	-	-	106,000	-	-	106,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers and classified as Level 2. During the years ended March 31, 2017 and 2016, gains of $843,000 and $777,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

Warrant Liability

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. Monte Carlo simulation model requires the input of subjective assumptions including the expected volatility of the underlying stock. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value. This amount is recorded as a warrant liability which is included in other liabilities in the consolidated balance sheets at March 31, 2017 and 2016. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the years ended March 31, 2017 and 2016, a gain of $3,764,000 and a loss of $5,137,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the warrant liability.

The following assumptions were used to determine the fair value of the Supplier Warrant:

March 31, 2017
Risk free interest rate	0.91%
Expected life in years	0.50
Expected volatility	39.00%
Dividend yield	-
Probability of future financing	0%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrants. The expected life is based on the remaining contractual term of the warrants and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrants.

Contingent Consideration

The Company estimated the fair value of the contingent consideration liability using level 3 inputs and an option-pricing model at each balance sheet date. This amount was recorded in accrued expenses in the Company’s consolidated balance sheet at March 31, 2016. Any subsequent changes from the initial recognition in the fair value of the contingent consideration were recorded in current period earnings as a general and administrative expense. On June 21, 2016, the Company entered into a full release and settlement agreement with former owners of OE Plus Ltd., pursuant to which the Company agreed to pay $314,000 in full and complete satisfaction of all payments of any sort otherwise owed by the Company in connection with the May 2015 asset purchase agreement. This amount was paid in full on July 6, 2016. During the years ended March 31, 2017 and 2016, gains of $16,000 and $990,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of the contingent consideration.

The following summarizes the activity for Level 3 fair value measurements:

	Years Ended March 31,
	2017		2016
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$15,643,000	$330,000	$10,506,000	$-
Newly issued	-	-	-	1,320,000
Total (gain) loss included in net income	(3,764,000)	(16,000)	5,137,000	(990,000)
Exercises/settlements	-	(314,000)	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$11,879,000	$-	$15,643,000	$330,000

During the year ended March 31, 2017 the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate their fair value due to the short-term nature of these instruments. The carrying amounts of the revolving loan, term loan and other long-term liabilities approximate their fair value based on current rates for instruments with similar characteristics.

14. Commitments and Contingencies

Operating Lease Commitments

The Company leases various facilities in North America and Asia under operating leases expiring through December 2032, which includes the 15 year lease for a new 410,000 square foot distribution center in Tijuana, Mexico. The Company expects the shell building and ancillary improvements to be completed during the latter part of fiscal 2018. The Company also has short term contracts of one year or less covering its third party warehouses that provide for contingent payments based on the level of sales that are processed through the third party warehouse.

The remaining future minimum rental payments under the above operating leases are as follows:

Year Ending March 31,
2018	$3,918,000
2019	3,496,000
2020	3,230,000
2021	3,300,000
2022	3,200,000
Thereafter	23,687,000
Total minimum lease payments	$40,831,000

During the years ended March 31, 2017, 2016 and 2015, the Company incurred total operating lease expenses of $3,495,000, $3,263,000 and $3,030,000, respectively.

Commitments to Provide Marketing Allowances under Long-Term Customer Contracts

The Company has or is renegotiating long-term agreements with many of its major customers. Under these agreements, which in most cases have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of the Company’s products. Because of the very competitive nature of the market and the limited number of customers for these products, the Company’s customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for the Company’s designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance standards. The Company’s contracts with major customers expire at various dates through April 2021. While these longer-term agreements strengthen the Company’s customer relationships, the increased demand for the Company’s products often requires that the Company increase its inventories and personnel. Customer demands that the Company purchase their Remanufactured Core inventory also require the use of the Company’s working capital.

The marketing and other allowances the Company typically grants its customers in connection with its new or expanded customer relationships adversely impact the near-term revenues, profitability and associated cash flows from these arrangements. Such allowances include sales incentives and concessions and typically consist of: (i) allowances which may only be applied against future purchases and are recorded as a reduction to revenues in accordance with a schedule set forth in the long-term contract, (ii) allowances related to a single exchange of product that are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered, and (iii) allowances that are made in connection with the purchase of inventory from a customer.

The following summarizes the breakout of allowances discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2017	2016	2015

Allowances incurred under long-term customer contracts	$23,684,000	$29,845,000	$18,358,000
Allowances related to a single exchange of product	67,262,000	47,451,000	36,112,000
Allowances related to core inventory purchase obligations	5,470,000	2,268,000	15,540,000
Total customer allowances recorded as a reduction of revenues	$96,416,000	$79,564,000	$70,010,000

The following presents the commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a charge against revenue, and customer Remanufactured Core purchase obligations which will be recognized in accordance with the terms of the relevant long-term customer contracts:

Year Ending March 31,
2018	$19,965,000
2019	8,729,000
2020	5,224,000
2021	5,224,000
2022	113,000
Total marketing allowances	$39,255,000

15. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Years Ended March 31,
	2017	2016	2015
Customer A	44%	48%	56%
Customer B	20%	18%	19%
Customer C	19%	21%	11%
Customer D	4%	3%	3%

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade at March 31:

	2017	2016
Customer A	33%	37%
Customer B	18%	17%
Customer C	12%	15%
Customer D	16%	9%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Years Ended March 31,
	2017	2016	2015
Rotating electrical products	78%	78%	82%
Wheel hub products	19%	20%	17%
Brake master cylinders products	3%	2%	1%
	100%	100%	100%

Net sales of the Company’s other products, which include turbochargers and brake power boosters, accounted for less than 1% of its total net sales.

Significant Supplier Concentrations

No suppliers accounted for more than 10% of the Company’s inventory purchases for the years ended March 31, 2017 and 2016. The Company’s largest supplier accounted for 12% of inventory purchases for the year ended March 31, 2015.

16. Income Taxes

The income tax expense is as follows:

	Years Ended March 31,
	2017	2016	2015
Current tax expense
Federal	$9,451,000	$12,400,000	$1,523,000
State	318,000	1,995,000	1,100,000
Foreign	1,455,000	803,000	527,000
Total current tax expense	11,224,000	15,198,000	3,150,000
Deferred tax expense (benefit)
Federal	4,291,000	(2,929,000)	5,553,000
State	2,174,000	(757,000)	93,000
Foreign	(384,000)	(33,000)	272,000
Total deferred tax expense (benefit)	6,081,000	(3,719,000)	5,918,000
Total income tax expense	$17,305,000	$11,479,000	$9,068,000

Deferred income taxes consist of the following at March 31:

	2017	2016
Assets
Accounts receivable valuation	$4,697,000	$6,438,000
Allowance for customer incentives	2,894,000	769,000
Inventory obsolescence reserve	1,608,000	1,431,000
Stock options	1,971,000	1,714,000
Intangibles, net	339,000	380,000
Estimate for returns	3,191,000	7,938,000
Accrued compensation	1,785,000	1,485,000
Net operating losses	834,000	2,070,000
Tax credits	-	1,660,000
Other	2,065,000	2,583,000
Total deferred tax assets	$19,384,000	$26,468,000
Liabilities
Property and equipment, net	(1,605,000)	(1,119,000)
Other	(4,413,000)	(6,277,000)
Total deferred tax liabilities	$(6,018,000)	$(7,396,000)
Less valuation allowance	$-	$-
Net deferred tax assets	$13,366,000	$19,072,000
Net long-term deferred income tax liability	(180,000)	(196,000)
Net long-term deferred income tax asset	13,546,000	19,268,000
Total	$13,366,000	$19,072,000

At March 31, 2017, the Company had state net operating loss carryforwards of $6,334,000. The net operating loss carryforwards expire between fiscal years 2021 and 2033.

Realization of the Company's deferred tax assets is dependent upon the Company’s ability to generate sufficient taxable income. Management reviews the Company's deferred tax assets on a jurisdiction by jurisdiction basis to determine whether it is more likely than not that the deferred tax assets will be realized. Management believes that it is more likely than not that future taxable income will be sufficient to realize the recorded deferred tax assets. In evaluating this ability, management considers long-term agreements with the Company’s major customers and the Company also periodically compares its forecasts to actual results. Even though there can be no assurance that the forecasted results will be achieved, the history of income in all other jurisdictions provides sufficient positive evidence that no valuation allowance is needed.

For the years ended March 31, 2017, 2016, and 2015, the primary components of the Company’s income tax expense were (i) the current liability due to federal, state and foreign income taxes, (ii) foreign income taxed at rates that are different from the federal statutory rate, (iii) non-deductible expenses in connection with the fair value adjustments on the warrants, (iv) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), (v) the impact of uncertain tax positions, and (vi) the change in the blended state rate. In addition, the Company’s income tax expense for the year ended March 31, 2017 was positively impacted by $748,000 of excess tax benefits as a result of the early adoption of the FASB’s new guidance on share-based compensation (see Note 2).

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2017	2016	2015

Statutory federal income tax rate	35.0%	35.0%	35.0%
State income tax rate, net of federal benefit	2.2%	4.0%	2.2%
Change in deferred tax rate	-%	-%	(0.2)%
Excess tax benefit from stock compensation	(1.4)%	-%	-%
Foreign income taxed at different rates	(0.7)%	(0.8)%	(0.9)%
Warrants	(2.4)%	8.2%	0.8%
Non-deductible executive compensation	0.8%	2.2%	3.4%
Uncertain Tax Positions	(0.2)%	0.4%	2.5%
Other income tax	(1.8)%	3.1%	1.4%
	31.5%	52.1%	44.2%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2017, the Company is not under examination in any jurisdiction and the years ended March 31, 2017, 2016, and 2015 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2017	2016	2015
Balance at beginning of period	$1,181,000	$1,117,000	$540,000
Additions based on tax positions related to the current year	141,000	57,000	359,000
Additions for tax positions of prior year	106,000	217,000	336,000
Reductions for tax positions of prior year	-	(210,000)	(118,000)
Settlements	(336,000)	-	-
Balance at end of period	$1,092,000	$1,181,000	$1,117,000

At March 31, 2017, 2016 and 2015, there are $840,000, $678,000 and $958,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2017, 2016, and 2015, the Company recognized approximately $51,000, $34,000, and $(56,000) in interest and penalties. The Company had approximately $141,000 and $90,000 for the payment of interest and penalties accrued at March 31, 2017 and 2016, respectively.

17. Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $353,000, $347,000, and $145,000 for the years ended March 31, 2017, 2016, and 2015, respectively.

18. Share-based Payments

At March 31, 2017, there were 342,000 shares of the Company’s common stock are reserved for grants to the Company’s non-employee directors under the 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”). Under the 2014 Plan, (i) 37,383 and 16,206 of restricted shares were issued and (ii) 263,078 and 308,411 shares of common stock were available for grant under this plan at March 31, 2017 and 2016, respectively.

At March 31, 2017, there were 2,750,000 shares of common stock reserved for grant to all employees of the Company under the 2010 Incentive Award Plan (the “2010 Plan”). Under the 2010 Plan, (i) 88,894 and 137,321 shares of restricted stock, (ii) options to purchase 898,009 and 740,716 shares of common stock were outstanding, and (iii) 688,765 and 964,039 shares of common stock were available for grant at March 31, 2017 and 2016, respectively.

In addition, at March 31, 2017 and 2016, options to purchase 128,000 and 154,000 shares of common stock, respectively, were outstanding under the 2004 Non-Employee Director Stock Option Plan and options to purchase 10,350 and 89,350 shares of common stock, respectively, were outstanding under the 2003 Long-Term Incentive Plan. No options remain available for grant under these plans.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans. The Company requires that the option holders provide a written notice of exercise to the stock plan administrator and payment for the shares prior to issuance of the shares.

Stock Options

The following is a summary of stock option activity during the year:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2016	984,066	$11.98
Granted	186,924	$28.70
Exercised	(133,731)	$12.43
Forfeited	(900)	$29.50
Outstanding at March 31, 2017	1,036,359	$14.92

At March 31, 2017, options to purchase 284,613 shares of common stock were unvested at the weighted average exercise price of $13.04.

Based on the market value of the Company’s common stock at March 31, 2017, 2016, and 2015, the pre-tax intrinsic value of options exercised was $2,477,000, $14,002,000, and $1,955,000 respectively. The total fair value of stock options vested during the years ended March 31, 2017, 2016, and 2015 was $1,290,000, $905,000, and $978,000, respectively.

The following summarizes information about the options outstanding at March 31, 2017:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$4.17 to $6.25	74,000	$5.29	1.90	$1,883,000	74,000	$5.29	$1,883,000
$6.46 to $7.43	359,167	6.48	5.69	8,710,000	359,167	6.48	8,710,000
$9.32 to $19.94	235,450	9.96	5.83	4,891,000	235,450	9.96	4,891,000
$22.93 to $34.17	367,742	28.28	8.60	900,000	83,129	26.55	348,000
	1,036,359	$14.92	6.48	$16,384,000	751,746	$9.67	$15,832,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2017 based on the Company’s closing stock price of $30.73 as of that date.

At March 31, 2017, there was $2,666,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.9 years.

Restricted Stock Units (“RSUs”)

During the years ended March 31, 2017 and 2016, the Company granted 62,637 and 49,702 shares of RSUs, respectively, with an estimated grant date fair value of $1,774,000 and $1,566,000, respectively, which was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2017 and 2016 were 36,586 and 29,003, respectively, and was based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of changes in the status of non-vested RSUs during the year:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2016	153,527	$22.28
Granted	62,367	$28.44
Vested	(89,617)	$18.14
Forfeited	-	$-
Non-vested at March 31, 2017	126,277	$28.26

As of March 31, 2017, there was $2,333,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.6 years.

19. Litigation

The Company is subject to various lawsuits and claims. Management does not believe that the outcome of these other matters will have a material adverse effect on its financial position or future results of operations.

20. Share Repurchase Program

On June 9, 2016, the Company’s board of directors approved a stock repurchase program of up to $10,000,000 of the Company’s outstanding common stock, at prices deemed appropriate by management. This program replaced the Company’s existing $5,000,000 repurchase program. On March 27, 2017, the Company’s board of directors increased the share repurchase program authorization from $10,000,000 to $15,000,000 of its common stock. As of March 31, 2017, $2,379,000 of the $15,000,000 had been utilized and $12,621,000 remained available to repurchase shares under the authorized share repurchase program. The Company retired the 69,659 shares repurchased under this program during the year ended March 31, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

21. Acquisition

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

22. Accumulated Other Comprehensive Income (Loss)

The following summarizes the changes in accumulated other comprehensive income (loss) for the years ended March 31:

	2017			2016
	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total

Beginning balance	$332,000	$(5,184,000)	$(4,852,000)	$345,000	$(2,863,000)	$(2,518,000)
Other comprehensive income (loss), net of tax	196,000	(2,785,000)	(2,589,000)	(13,000)	(2,321,000)	(2,334,000)
Amounts reclassified from other comprehensive income (loss), net of tax	-	-	-	-	-	-
Ending balance	$528,000	$(7,969,000)	$(7,441,000)	$332,000	$(5,184,000)	$(4,852,000)

23. Subsequent Events

Credit Facility

In April 2017, the Company entered into a consent and fourth amendment to the Credit Facility (the “Fourth Amendment”) which, among other things, (i) increased the borrowing base limit with respect to inventory located in Mexico, (ii) amended the definition and calculation of consolidated EBITDA to raise the limitation on the add-back for non-capitalized transaction expenses related to the expansion of operations in Mexico, (iii) increased the annual limit on permitted stock repurchases and dividends, and (iv) modifies certain other baskets (including increasing certain baskets for permitted acquisitions) and thresholds to, among other things, further accommodate the expansion of operations in Mexico.

24. Unaudited Quarterly Financial Data

The following summarizes selected quarterly financial data for the year ended March 31, 2017.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$85,412,000	$108,836,000	$112,595,000	$114,410,000
Cost of goods sold	65,021,000	78,178,000	80,225,000	82,783,000
Gross profit	20,391,000	30,658,000	32,370,000	31,627,000
Operating expenses:
General and administrative	3,625,000	9,869,000	7,952,000	9,678,000
Sales and marketing	2,634,000	2,707,000	3,234,000	3,551,000
Research and development	869,000	905,000	1,039,000	1,011,000
Total operating expenses	7,128,000	13,481,000	12,225,000	14,240,000
Operating income	13,263,000	17,177,000	20,145,000	17,387,000
Other expense:
Interest expense, net	2,819,000	3,189,000	3,357,000	3,729,000
Income before income tax expense	10,444,000	13,988,000	16,788,000	13,658,000
Income tax expense	2,936,000	4,845,000	5,678,000	3,846,000

Net income	$7,508,000	$9,143,000	$11,110,000	$9,812,000

Basic net income per share	$0.40	$0.49	$0.59	$0.53

Diluted net income per share	$0.39	$0.47	$0.57	$0.50

The following summarizes selected quarterly financial data for the year ended March 31, 2016:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Net sales	$85,835,000	$91,670,000	$94,022,000	$97,443,000
Cost of goods sold	59,844,000	69,850,000	65,123,000	73,229,000
Gross profit	25,991,000	21,820,000	28,899,000	24,214,000
Operating expenses:
General and administrative	11,360,000	18,219,000	8,802,000	11,284,000
Sales and marketing	2,280,000	2,632,000	2,671,000	2,382,000
Research and development	736,000	646,000	711,000	915,000
Total operating expenses	14,376,000	21,497,000	12,184,000	14,581,000
Operating income	11,615,000	323,000	16,715,000	9,633,000
Other expense:
Interest expense, net	8,437,000	2,613,000	2,516,000	2,678,000
Income (loss) before income tax expense (benefit)	3,178,000	(2,290,000)	14,199,000	6,955,000
Income tax expense (benefit)	1,268,000	(898,000)	6,451,000	4,658,000

Net income (loss)	$1,910,000	$(1,392,000)	$7,748,000	$2,297,000

Basic net income (loss) per share	$0.11	$(0.08)	$0.42	$0.12

Diluted net income (loss) per share	$0.10	$(0.08)	$0.41	$0.12

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) bad debts expense	Amounts written off	Balance at end of period
2017	Allowance for doubtful accounts	$4,284,000	$3,000	$147,000	$4,140,000
2016	Allowance for doubtful accounts	$629,000	$4,404,000	$749,000	$4,284,000
2015	Allowance for doubtful accounts	$854,000	$184,000	$409,000	$629,000

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) discrepancies expense	Amounts Processed	Balance at end of period
2017	Allowance for customer-payment discrepancies	$703,000	$718,000	$670,000	$751,000
2016	Allowance for customer-payment discrepancies	$852,000	$(299,000)	$(150,000)	$703,000
2015	Allowance for customer-payment discrepancies	$577,000	$91,000	$(184,000)	$852,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of period	Provision for excess and obsolete inventory	Amounts written off	Balance at end of period
2017	Allowance for excess and obsolete inventory	$3,626,000	$3,864,000	$3,365,000	$4,125,000
2016	Allowance for excess and obsolete inventory	$2,675,000	$4,518,000	$3,567,000	$3,626,000
2015	Allowance for excess and obsolete inventory	$2,708,000	$1,635,000	$1,668,000	$2,675,000

S-1