Form 10-K/A
period 2017-03-31
MOTORCAR PARTS AMERICA INC
filed 2017-07-31
CIK 918251

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of September 30, 2016, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $529,726,695 based on the closing sale price as reported on the NASDAQ Global Market.

There were 18,635,099 shares of common stock outstanding as of July 20, 2017.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K (this “Amendment”) amends our Annual Report on Form 10-K for the fiscal year ended March 31, 2017 that was previously filed with the Securities and Exchange Commission (the “SEC”) on June 14, 2017 (the “Original Filing”). We are filing the Amendment to include the information required by Part III of Form 10-K and not included in the Original Filing, as we will be filing our definitive proxy statement later than 120 days after the end of our fiscal year ended March 31, 2017 (“Fiscal 2017”).

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

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Our directors, their ages and present positions with us as of July 31, 2017 are as follows:

Name	Age	Position with the Company

Selwyn Joffe	59	Chairman of the Board of Directors, President and Chief Executive Officer

Scott J. Adelson	56	Lead Independent Director

Rudolph J. Borneo	76	Director, Chairman of the Compensation Committee and member of the Audit and Nominating and Corporate Governance Committees

Dr. David Bryan	65	Director, member of the Compensation and Nominating and Corporate Governance Committees

Joseph Ferguson	50	Director, member of the Audit Committee

Philip Gay	59	Director, Chairman of the Audit Committee, and member of the Compensation and Nominating and Corporate Governance Committees

Duane Miller	70	Director, Chairman of the Nominating and Corporate Governance Committee and member of the Audit and Compensation Committees

Jeffrey Mirvis	53	Director, member of the Audit, Compensation and Nominating and Corporate Governance Committees

Timothy D. Vargo	66	Director

Barbara L. Whittaker	66	Director

Selwyn Joffe has been our Chairman of the Board of Directors, President and Chief Executive Officer since February 2003. He has been a director of our Company since 1994 and Chairman since November 1999. From 1995 until his election to his present positions, he served as a consultant to us. Prior to February 2003, Mr. Joffe was Chairman and Chief Executive Officer of Protea Group, Inc. a company specializing in consulting and acquisition services. From September 2000 to December 2001, Mr. Joffe served as President and Chief Executive Officer of Netlock Technologies, a company that specializes in securing network communications. In 1997, Mr. Joffe co-founded Palace Entertainment, Inc., a roll-up of amusement parks and served as its President and Chief Operating Officer until August 2000. Prior to the founding of Palace Entertainment, Inc., Mr. Joffe was the President and Chief Executive Officer of Wolfgang Puck Food Company from 1989 to 1996. He currently serves on the board of directors of the Motor and Equipment Remanufacturers Association, an industry trade association. In addition, Mr. Joffe serves on the board of directors of the California, Arizona and Nevada Automotive Wholesaler’s Association (CAWA), also an industry trade association. Mr. Joffe is a graduate of Emory University with degrees in both Business and Law and is a member of the bar of the State of Georgia as well as a Certified Public Accountant. As our most senior executive, Mr. Joffe provides the Board of Directors with insight into our business operations, management and strategic opportunities. His history with our Company and industry experience led the Board of Directors to recommend to our shareholders in our Proxy Statement for our Annual Meeting of Shareholders held on March 24, 2017 (the “Proxy Statement”) that they vote for Mr. Joffe as a director of our Company at the Annual Meeting of Shareholders held on March 24, 2017 (the “Annual Meeting”) and our shareholders elected Mr. Joffe to serve as a director at the Annual Meeting.

Scott J. Adelson joined our Board of Directors on January 4, 2008. Mr. Adelson is also a director and member of the compensation committee of QAD Inc., a public software company, since April 2006. Mr. Adelson is a Senior Managing Director, Co-President and Global Co-head of Corporate Finance for Houlihan Lokey, a leading international investment bank. During his 27 plus years with the firm, Mr. Adelson has helped advise hundreds of companies on a diverse and in-depth variety of corporate finance issues, including mergers and acquisitions. Mr. Adelson has written extensively on a number of corporate finance and securities valuation subjects. He is an active member of Board of Directors of various privately-held middle-market businesses including Pacific Island Restaurants, as well as several recognized non-profit organizations, such as the USC Entrepreneur Program. Mr. Adelson holds a bachelor degree from the University of Southern California and a Master of Business Administration degree from the University of Chicago, Graduate School of Business. Mr. Adelson’s broad business skills and experience, leadership expertise, knowledge of complex global business and financial matters led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Adelson as a director of our Company at the Annual Meeting and our shareholders elected Mr. Adelson to serve as a director at the Annual Meeting.

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

Dr. David Bryan joined our Board of Directors on June 9, 2016. Dr. Bryan is also a member of our Compensation and Nominating and Corporate Governance Committees. Dr. Bryan currently teaches at University of California at Santa Cruz. He also provides consulting expertise to multiple Santa Cruz independent and charter schools, and is involved with companies developing effective tools for online education. Dr. Bryan was founding Head of New Roads School from 1995 to 2013. Dr. Bryan received a B.A. from the State University of New York at Stony Brook, an M.S. from the University of California at Los Angeles and a J.D. and Ph.D. from the State University of New York at Buffalo. Dr. Bryan’s extensive experience in the education industry led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote in favor of Dr. Bryan as a director of our Company at the Annual Meeting and our shareholders elected Dr. Bryan to serve as a director at the Annual Meeting.

Joseph Ferguson joined our Board of Directors on June 9, 2016. Mr. Ferguson is also a member of our Audit Committee. Mr. Ferguson is a Co-Founder and Managing Partner at Vicente Capital Partners, a Los Angeles-based investment firm providing capital to privately held growth companies across North America. Prior to co-founding Vicente in 2009, Mr. Ferguson was a partner at Kline Hawkes & Company, which he joined at the firm’s inception in 1995. Mr. Ferguson began his career as an investment banker for Merrill Lynch & Co where he was a member of the Energy and Natural Resources Group and the General Corporate Finance Group. From 1989 to 1994, he worked on over 30 public and private transactions for numerous emerging growth and middle market companies. Mr. Ferguson received a B.B.A in Finance from Southern Methodist University and an M.B.A from the UCLA Anderson School of Management. Mr. Ferguson’s business skills and experience, leadership expertise, knowledge of complex global business and financial matters led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote in favor of Mr. Ferguson as a director of our Company at the Annual Meeting and our shareholders elected Mr. Ferguson to serve as a director at the Annual Meeting.

Philip Gay joined our Board of Directors on November 30, 2004. He chairs our Audit Committees and is a member of our Compensation and Nominating and Corporate Governance Committees. Mr. Gay currently serves as Managing Director of Triple Enterprises, a business advisory service firm that assists mid-cap sized companies with financing, mergers and acquisitions and strategic financing, which he had previously managed from March 2000 until June 2004. From March 2015 to May 2015 Mr. Gay served as a director and chief executive officer at Diego Pellicer Worldwide Inc. From July 2006 until June 2010, Mr. Gay served as President, Chief Executive Officer and a Director of Grill Concepts, Inc., a company that operates a chain of upscale casual restaurants throughout the United States. From March 2000 to November 2001, Mr. Gay served as an independent consultant with El Paso Energy from time to time and assisted El Paso Energy with its efforts to reduce overall operating and manufacturing overhead costs. Previously he has served as chief financial officer for California Pizza Kitchen (1987 to 1994) and Wolfgang Puck Food Company (1994 to 1996), and he has held various Chief Operating Officer and Chief Executive Officer positions at Color Me Mine and Diversified Food Group from 1996 to 2000. Mr. Gay is also a retired Certified Public Accountant, a former audit manager at Laventhol and Horwath and a graduate of the London School of Economics. Mr. Gay’s leadership experience, general business knowledge, financial literacy and expertise, accounting skills and competency and overall financial acumen led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Gay as a director of our Company at the Annual Meeting and our shareholders elected Mr. Gay to serve as a director at the Annual Meeting.

Duane Miller joined our Board of Directors on June 5, 2008. Mr. Miller is currently employed by the Flint & Genesee County Regional Chamber of Commerce as Executive Vice President. Prior to joining the Flint & Genesee County Regional Chamber of Commerce, he was employed by the City of Flint, Michigan, as the Director of Government Operations, from February 2009 to August 2009. Mr. Miller retired from General Motors Corporation in April 2008 after 37 years of service. At the time of his retirement, Mr. Miller served as executive director, GM Service and Parts Operations (“SPO”) Field Operations where he was responsible for all SPO field activities, running GM Parts (OE), AC Delco (after-market) and GM Accessories business channels, as well as SPO’s Global Independent Aftermarket. Mr. Miller served on the Board of Directors of OEConnection, an automotive ecommerce organization focused on applying technology to provide supply chain solutions and analysis. He currently serves on the Boards of Directors of McLaren Regional Medical Center in Flint, Michigan and Prima Civitas Foundation, headquartered in Lansing, Michigan. His experience also includes serving on the Boards of Directors of the Urban League of Flint, Michigan, the Boys and Girls Club of Flint, Michigan and the Flint/Genesee County Convention and Visitor’s Bureau. Mr. Miller earned a Bachelor of Science degree in marketing from Western Michigan University, and attended the Executive Development Program at the University of California Berkeley, Haas School of Business. Mr. Miller is the chairman of our Nominating and Corporate Governance Committee and a member of our Audit and Compensation Committees. Mr. Miller’s significant experience with the automotive parts industry, combined with his organizational, management and business understanding, led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Miller as a director of our Company at the Annual Meeting and our shareholders elected Mr. Miller to serve as a director at the Annual Meeting.

Jeffrey Mirvis joined our Board of Directors on February 3, 2009. Mr. Mirvis is currently the Chief Executive Officer of MGT Industries, Inc. (“MGT”), a privately-held apparel company based in Los Angeles. As Chief Executive Officer of MGT, Mr. Mirvis successfully moved all production and sourcing to Asia. During his sixteen-year tenure as chief executive, Mr. Mirvis has gained valuable knowledge of manufacturing in Asia. Prior to joining MGT in 1990, Mr. Mirvis served as a commercial loan officer at Union Bank of California following his completion of the Union Bank of California’s Commercial Lending Program. He earned a Bachelor of Arts degree in economics from the University of California at Santa Barbara. He has been a board member of Wildwood School in Los Angeles and the Jewish Federation in Los Angeles. Mr. Mirvis is a member of our Audit, Compensation and Nominating and Corporate Governance Committees. Mr. Mirvis’ international business experience, operational and production expertise, leadership experience and organizational management led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote for Mr. Mirvis as a director of our Company at the Annual Meeting and our shareholders elected Mr. Mirvis to serve as a director at the Annual Meeting.

Timothy D. Vargo serves as Chief Executive Officer and President of Kele, Inc., a company that supplies building automation equipment, and serves as a director of Kele Holdco Inc. Prior to joining Kele, he held a variety of senior executive and board positions at AutoZone, TruckPro and Auto Teile-Unger. Mr. Vargo served as the President, Chief Executive Officer and Chief Restructuring Officer of TruckPro from 2008 to 2010 and served on the board of TruckPro from 2004 to 2010. He was a board member of Kohlberg Kravis Roberts & Co. L.P.-owned Auto Teile-Unger from 2003 to 2008. He served as President of AutoZone, Inc. from March 1997 to May 2001, served as its Chief Operating Officer from December 1996 to May 2000 and served on its board of directors from 1997 to 2001. He was appointed as a director of the Company by the Board of Directors in February 2017. Mr. Vargo’s automotive experience, leadership experience and organizational management have led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote in favor of Mr. Vargo as a director of our Company at the Annual Meeting and our shareholders elected Mr. Vargo to serve as a director at the Annual Meeting.

Barbara L. Whittaker is a business strategist and procurement and supply chain expert with extensive experience in the automotive industry, with both original equipment manufacturers and suppliers, and in the aftermarket. In 2010 Mrs. Whittaker founded BW Limited llc, which provides companies business and procurement strategies that lead to improved performance. Previously, Ms. Whittaker worked for the General Motors Corporation and Delphi Automotive in leadership positions of increasing responsibility. Prior to her retirement from General Motors, Ms. Whittaker’s position was Executive Director of Global Purchasing. Mrs. Whittaker previously served in Chevrolet’s Division of General Motors Corporation in Production Control and Scheduling, with an emphasis on Supply Chain. Mrs. Whittaker holds a Bachelor of Industrial Administration degree from General Motors Institute (now Kettering University), MBA degree from Wayne State University, and has also completed the Advanced Management Program at INSEAD in France, and the Executive Development program at University of Michigan. In addition to this formal education, she holds Six Sigma Green Belt certification and is well versed in lean production systems (including General Motors’ Global Manufacturing System). She has also held board of directors positions for Detroit Manufacturing Systems, ChannelNet and Piston Group, each of which is privately held. She was appointed as a director of the Company by the Board of Directors in February 2017. Mrs. Whittaker’s automotive experience, supply chain expertise, leadership experience and organizational management have led the Board of Directors to recommend to our shareholders in the Proxy Statement that they vote in favor of Ms. Whittaker as a director of our Company at the Annual Meeting and our shareholders elected Ms. Whittaker to serve as a director at the Annual Meeting.

Our directors will hold office until the next annual meeting of shareholders or until their successors are elected and qualified.

Corporate Governance, Board of Directors and Committees of the Board of Directors

Board Independence. Each of Scott Adelson, Rudolf J. Borneo, Dr. David Bryan, Joseph Ferguson, Philip Gay, Duane Miller, Jeffrey Mirvis, Timothy D. Vargo, and Barbara J. Whittaker are independent within the meaning of the applicable SEC rules and the NASDAQ listing standards, and all of our committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards.

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

Lead Independent Director. Our board has appointed Scott J. Adelson as our Lead Independent Director to preside at executive sessions of independent directors.

Board’s Role in Risk Oversight. Our Board of Directors as a whole has responsibility for risk oversight with certain categories of risk being reviewed by particular committees of the Board of Directors, which report to the full Board of Directors as needed. The Audit Committee reviews the financial risks, including internal control, audit, financial reporting and disclosure matters, by discussing these risks with management and our internal and external auditors. The Compensation Committee reviews risks relating to our executive compensation plans and arrangements. The Nominating and Corporate Governance Committee reviews risks related to our governance structure and processes and risks arising from related person transactions. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board of Directors is regularly informed about such risks.

Attendance of Board and Committees. Our Board of Directors met 11 times during Fiscal 2017. Except for Scott Adelson who attended 7 of 11 meetings of the Board of Directors, each of our then directors attended 75% or more of the total number of meetings of the Board of Directors and committees thereof during Fiscal 2017. Our last annual meeting of shareholders was held on March 24, 2017. All of our then directors attended our last annual meeting of shareholders, except for Scott Adelson. Each director is encouraged to attend each meeting of the Board of Directors and the annual meeting of our shareholders.

Audit Committee.  The current members of our Audit Committee are Philip Gay, Rudolph Borneo, Joseph Ferguson, Duane Miller, and Jeffrey Mirvis, with Mr. Gay serving as chairman. Mr. Ferguson joined our Audit Committee on June 9, 2016. Our Board of Directors has determined that all of the Audit Committee members are independent within the meaning of the applicable SEC rules and NASDAQ listing standards. Our Board of Directors has also determined that Mr. Gay is a financial expert within the meaning of the applicable SEC rules. The Audit Committee oversees our auditing procedures, receives and accepts the reports of our independent registered public accountants, oversees our internal systems of accounting and management controls and makes recommendations to the Board of Directors concerning the appointment of our auditors. The Audit Committee met five times in Fiscal 2017.

Compensation Committee.  The current members of our Compensation Committee are Rudolph Borneo, Dr. David Bryan, Philip Gay, Duane Miller, and Jeffrey Mirvis, with Mr. Borneo serving as chairman. Dr. Bryan joined our Compensation Committee on June 9, 2016. The Compensation Committee is responsible for developing our executive compensation policies. The Compensation Committee is also responsible for evaluating the performance of our Chief Executive Officer and other senior officers and making determinations concerning the salary, bonuses and equity awards to be awarded to these officers. No member of the Compensation Committee has a relationship that would constitute an interlocking relationship with the executive officers or directors of another entity. For further discussion of our Compensation Committee, see “Compensation Committee Interlocks and Insider Participation.” The Compensation Committee met two times in Fiscal 2017.

Nominating and Corporate Governance Committee.  The current members of our Nominating and Corporate Governance Committee are Rudolph J. Borneo, Philip Gay, Jeffrey Mirvis, David Bryan and Duane Miller with Mr. Miller serving as Chairman. Each of the members of the Nominating and Corporate Governance Committee is independent within the meaning of applicable SEC rules. Our Nominating and Corporate Governance Committee is responsible for nominating candidates to our Board of Directors. Our Nominating and Corporate Governance Committee met one time in Fiscal 2017.

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

Information about our non-director executive officers and significant employees

Our executive officers (other than executive officers who are also members of our Board of Directors) and significant employees, their ages and present positions with our Company, are as follows:

Name	Age	Position with the Company

Steve Kratz	62	Chief Operating Officer

David Lee	47	Chief Financial Officer

Doug Schooner	48	Chief Manufacturing Officer

Michael Umansky	76	Vice President, Secretary and General Counsel

Our executive officers are appointed by and serve at the discretion of our Board of Directors. A brief description of the business experience of each of our executive officers other than executive officers who are also members of our Board of Directors and significant employees is set forth below.

Steve Kratz served as our Chief Operating Officer from May 2007 until his appointment to the newly created position of Vice President, New Technologies in May 2017. Mr. Kratz in his new role will be overseeing innovation and development of new technologies related to our business. Mr. Kratz served as our Vice President-QA/Engineering from 2001 to 2007. Mr. Kratz joined us in April 1988. Before joining us, Mr. Kratz was the General Manager of GKN Products Company, a division of Beck/Arnley-Worldparts.

David Lee has been our Chief Financial Officer since February 2008. Prior to this, Mr. Lee served as our Vice President of Finance and Strategic Planning since January 2006, focusing primarily on financial management and strategic planning. Mr. Lee joined us in February 2005 as a Director of Finance and Strategic Planning. His primary responsibilities as Chief Financial Officer are treasury, budgeting and financial management. From August 2002 until he joined us in 2005, he served as corporate controller of Palace Entertainment, Inc., an amusement and water park organization. Prior to this, Mr. Lee held various corporate controller and finance positions for several domestic companies and served in the audit department of Deloitte LLP (formerly known as Deloitte & Touche LLP). Mr. Lee is a Certified Public Accountant. Mr. Lee earned his Bachelor of Arts degree in economics from the University of California, San Diego, and a Masters in Business Administration degree from the UCLA Anderson School of Management.

Douglas Schooner has been our Chief Manufacturing Officer since June 2014. Beginning in May 2017, Mr. Schooner will also serve as our Senior Vice President, Operations for the under-the-car product lines. Mr. Schooner joined us in 1993 and became the Vice President, Global Manufacturing Operations in January 2001 until his promotion in June 2014. Mr. Schooner has held the positions of Engineer, Production Manager, Assistant Vice President, Production and Vice President, Manufacturing prior to assuming his current position with our company. As Chief Manufacturing Officer, Mr. Schooner is responsible for all manufacturing, materials and logistic operations for our facilities. Mr. Schooner has a Bachelor of Science degree in Mechanical Engineering from the California State University, Long Beach.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of our common stock, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Based solely on our review of copies of such forms received by us, or written representations from reporting persons that no such forms were required for those persons, we believe that our insiders complied with all applicable Section 16(a) filing requirements during Fiscal 2017, with the following exceptions: on October 31, 2016, Messrs. David Bryan, Duane Miller, Joseph Ferguson, Jeffrey Mirvis, Rudolph Borneo and Philip Gay filed Form 4’s that were due on October 12, 2016.

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

Item 11. Executive Compensation

Compensation Discussion and Analysis

This Compensation Discussion and Analysis describes our executive compensation program for our named executive officers for Fiscal 2017, who were:

•	Selwyn Joffe, President and Chief Executive Officer and Chairman of the Board
•	David Lee, Chief Financial Officer
•	Michael Umansky, Vice President, Secretary and General Counsel
•	Doug Schooner, Chief Manufacturing Officer
•	Steve Kratz, Chief Operating Officer

The following discussion and analysis of compensation arrangements of our named executive officers for Fiscal 2017 should be read together with the compensation tables and related disclosures set forth below. This discussion contains certain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future may differ materially from currently planned programs as summarized in this discussion.

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

Compensation Components and Key Elements.

With our compensation objectives in mind, as further described below, our executive officer compensation program consists of five primary elements:

Base Salary. Base salary is the “fixed” component of our executive compensation intended to meet the objective of attracting and retaining the executive officers of superior talent that are necessary to manage and lead our Company.

Annual Cash-Based Incentive Program. We use a cash-based incentive plan to motivate the achievement of key pre-determined financial and individual performance goals.

Longer-term, Equity-Based Incentive Plan. Equity awards are a part of our overall executive compensation program to align the interests of our executives with those of shareholders while rewarding individual performance and ensuring we offer competitive compensation levels.

Deferred Compensation Benefits. We offer participation in a non-qualified deferred compensation plan to selected executive officers which provides unfunded, non-tax qualified deferred compensation benefits. We believe this program helps promote the retention of our senior executives. Participants may elect to contribute a portion of their cash compensation to the plan.  In addition, for Fiscal 2017 we made matching contributions of 100% of each participant’s elective contributions to the plan up to 3% of the participant’s cash compensation for the year.

Other Benefits. We provide to our executive officers medical benefits that are generally available to our other employees. Executives are also eligible to participate in our other broad-based employee benefit plans, such as our long and short-term disability, life insurance and 401(k) plan. Historically, the value of executive perquisites has not been a significant component of our executive compensation program.

We believe that a significant portion of executive officer compensation should be at-risk and dependent upon the achievement of measureable and objective performance metrics. Approximately 68% of the Chief Executive Officer’s total direct Fiscal 2017 compensation was tied to the achievement of Company and individual performance goals or is subject to the future stock price, aligning interests going forward.

We have adopted various policies and practices that we believe are in shareholders’ interests, including:
What We Do	What We Don’t Do
Align pay with performance	No “single-trigger” equity acceleration in connection with a change in control
Formulaic cash-based incentive program, with 70% of total bonus opportunity tied to objective financial performance goals	Do not provide above-market interest rates on deferred compensation
Maintain rigorous stock ownership requirements: 3x base salary (CEO), 2x base salary (other named executive officers) and 3x annual cash retainer for non-employee directors	Do not re-price or exchange stock options without stockholder approval
Maintain a clawback policy	Do not allow directors or officers to hedge or pledge our equity securities
Annual say-on-pay vote
Independent compensation consultant

Fiscal 2016 Say-on-Pay Vote.

At our 2017 Annual Meeting, approximately 84% of votes cast were voted in favor of our Say-on-Pay vote, which we believe affirms our stockholders’ support of our approach to our executive compensation program, as well as the modifications we made to our executive compensation program following the result of our 2016 Say-on-Pay proposal, including:

•	Adopted a clawback policy
•	Adopted an executive and director stock ownership policy
•	Adopted an anti-hedging and anti-pledging policy
•	Hired an executive compensation consultant to do a complete review of compensation practices, which it expects to implement for Fiscal 2017 compensation

The Company has engaged with more than two-thirds of its largest shareholders that are actively managed during Fiscal 2017, on topics that include executive compensation.

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

Engagement of Compensation Committee Consultant.

The Compensation Committee previously retained Willis Towers Watson (“Towers”) in August 2015 as its outside compensation consultant to conduct a compensation review for the top eighteen executive positions at the Company (the “Fiscal 2016 Review”) and again retained Towers during Fiscal 2017 (the “Fiscal 2017 Review”) for a further review in light of the results of our advisory vote on compensation at our 2016 Annual Meeting. Towers does not perform any other consulting work or any other services for our Company, reports directly to the Compensation Committee, and takes direction from the Chairman of the Compensation Committee. The Compensation Committee has assessed the independence of Towers pursuant to the rules prescribed by the SEC and has concluded that no conflict of interest existed in Fiscal 2016, Fiscal 2017 or currently exists that would prevent Towers from serving as an independent consultant to the Compensation Committee.

The Compensation Committee considered analysis and advice from Towers contained in the Fiscal 2016 Review when making compensation decisions for the Chief Executive Officer and other senior executives with regards to Fiscal 2017 compensation.

Peer Group. While the Compensation Committee does not itself undertake a formalized benchmarking process, it did review the assessment provided by Towers detailing the competitiveness of our executive compensation relative to that of a peer group Towers established when making its executive compensation decisions. Towers used the following peer companies in reviewing our compensation levels for purposes of the Fiscal 2016 Review: Dorman Products Inc., Drew Industries Inc., Fuel Systems Solutions, Inc., Gentex Corp., Modine Manufacturing Co., Remy International, Inc., Shiloh Industries Inc., Spartan Motors Inc., Standard Motor Products Inc., Stoneridge Inc., Strattec Security Corp., Gentherm, Inc. and Superior Industries International Inc. We understand that Towers selected these companies because of their close similarity to the Company in terms of industry, revenue and market capitalization. The Compensation Committee believed that this peer group was an appropriate basis for assessing the competitiveness of our executive compensation program for Fiscal 2017.

Fiscal 2016 Review. In reaching its executive compensation decisions for Fiscal 2017, the Committee considered analysis and advice contained in the Fiscal 2016 Review regarding the competitiveness of our executive compensation in comparison to our peer group and compensation surveys.  Towers determined that in aggregate the compensation levels reviewed by Towers were within the competitive range with variations by position. The compensation levels assessed by Towers were based on actual payments or grants, as the case may be, of base salary, bonuses and long-term incentive grants. In reaching its conclusions, Towers applied the following standards for determining that compensation is in line with competitive market practices: base salary paid is between 90% and 110% of the median base salary; total cash compensation (base salary plus bonus) is between 85% and 115% of the median total cash compensation; and total direct compensation (total cash compensation plus long-term incentive grants) is between 80% and 120% of the median total direct compensation.

Determining Executive Compensation.

Base Salaries.  Our general policy is to initially set the base salaries of our named executive officers at levels that are competitive with our peers. As a policy matter, we generally only increase such salaries in the case of promotions or significant increases to an officer’s duties and responsibilities. Such increases to base salaries are reviewed by the Compensation Committee on a case-by-case basis. There were no salary increases in Fiscal 2017. The Compensation Committee lowered Mr. Kratz’s base salary during the fiscal year when Mr. Kratz’s job title and responsibilities changed. The following table sets forth the Fiscal 2017 base salaries for each named executive officer.

Named Executive Officers	Base Salary
Selwyn Joffe	$700,000
David Lee	$290,000
Michael Umansky	$506,000
Doug Schooner	$294,000
Steve Kratz	$180,000

Annual Cash-Based Incentive Program. Each year, we administer a cash-based incentive compensation program that aims to reward our named executive officers for the achievement of key financial and individual performance goals. For Fiscal 2017, the program consisted of two components: a company-performance metric (the “Company Performance Goal”) and an individualized set of quantitative and qualitative goals for each individual officer (the “Individual Goals”).

Named Executive Officers	Target Incentive Payment	Targeted Incentive Payment for Achieving Company Performance Goal (70% of Total)	Targeted Incentive Payment for Achieving Individual Goals (30%)
Selwyn Joffe	$760,200	$532,140	$228,060
David Lee	$159,500	$111,650	$47,850
Michael Umansky	$101,200	$70,840	$30,360
Doug Schooner	$102,900	$72,030	$30,870
Steve Kratz	$30,750	$21,525	$9,225

With respect to Fiscal 2017, 70% of each executive’s total annual cash-based incentive opportunity was dependent on the Company achieving the Company Performance Goal. The Company Performance Goal for Fiscal 2017 was achieving Adjusted EBITDA of at least $78,128,000. Our Adjusted EBITDA is calculated as earnings before interest expense, income tax expense, depreciation and amortization and other adjustments described in our earnings releases filed with the SEC on Form 8-K. This Company Performance Goal was set at the beginning of the Fiscal Year by the Board after a full review of the Company’s business plan and budget.

If the Company Performance Goal was not achieved, the named executive officers would not receive any of the targeted compensation amounts that were tied to the Company Performance Goal. If the Company performed better than the Company Performance Goal, the named executive officers would receive a cash incentive payment in excess of the targeted amount.

In Fiscal 2017, the Company’s actual Adjusted EBITDA exceeded the levels set by the Board as the Company Performance Goal and the named executive officers each received their applicable cash-based incentive payment. Because actual Adjusted EBITDA achieved was 117.1% of the threshold goal, each executive was awarded 117.1% of the amount that was targeted for the Company Performance Goal.

The remaining 30% of the cash-based incentive program is tied to the achievement of individual goals, tailored for each named executive officer, given their role in our organization. Some of these goals are quantitative and others are qualitative. The Compensation Committee, working with the Chief Executive Officer, sets and communicates goals for each named officer at the beginning of the Fiscal Year. Those goals were as follows:

Selwyn Joffe, the Chief Executive Officer

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

At the end of Fiscal 2017, the Compensation Committee reviewed the performance of the executives and assessed the execution against the pre-set goals for each executive. The Chief Executive Officer assists the Committee in reviewing each of the named executive officers, other than his own performance. Based on its review and evaluation, the Compensation Committee made final determination of the cash-based incentive payments to be named with respect to the individual performance component of the plan. The Committee can exercise positive or negative discretion, awarding more or less than the targeted amount, depending on its assessment of the level of achievement.

The following table sets forth the each executive’s aggregate bonus opportunity and actual bonus earned with respect to Fiscal 2017.

Named Executive Officers	Target Incentive Payment	Company Performance Related Incentive Payment	Individual Goal Incentive Payment	Total Actual Incentive Payment
Selwyn Joffe	$760,200	$623,000	$228,000	$851,000
David Lee	$159,500	$131,000	$48,000	$179,000
Michael Umansky	$101,200	$83,000	$41,000	$124,000
Doug Schooner	$102,900	$84,000	$31,000	$115,000
Steve Kratz	$30,750	$25,000	$9,000	$34,000

Equity-Based Incentive Program. The goals of our long-term, equity-based incentive awards are to align the interests of our named executive officers with the interests of our common shareholders. Because vesting is generally based on continued service, our equity-based incentives also encourage the retention of our named executive officers during the award vesting period. In determining the number of stock options and/or restricted stock to be granted to executives, we consider the total value of the compensation opportunity afforded to each named executive officer and the competitive levels paid by our peers, as well as the individual’s position, scope of responsibility, ability to affect profits and shareholder value. Prior to fiscal 2014, we elected to use stock options that vest over time as the primary long-term equity incentive vehicle to promote retention of our key executives, but in subsequent fiscal years we used stock options and full value awards, such as restricted stock awards, which generally vest over time.

The following table sets forth the number of shares covered by the option and restricted stock awards granted to each named executive officer in Fiscal 2017. Each award vests over a three-year period, subject to continued employment.

Named Executive Officers	Stock Options	Restricted Stock
Selwyn Joffe	51,200	11,300
David Lee	10,800	2,800
Michael Umansky	11,000	2,000
Doug Schooner	9,000	2,400
Steve Kratz	10,600	3,000

Employee Benefits.  All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans. The Company does not provide pension benefits, other than matching contributions under the Company’s 401(k) retirement plan. The Company may also from time to time provide perquisites such as Company-paid or reimbursed automobiles, and additional coverage under our medical plans.

Tax Considerations

Section 162(m) of the Internal Revenue Code of 1986, as amended, (the “Code”) generally disallows a tax deduction for annual compensation in excess of $1.0 million paid to our named executive officers. Qualifying performance-based compensation (within the meaning of Section 162(m) of the Code and regulations) is not subject to the deduction limitation if specified requirements are met. We generally intend to structure some of the performance-based portion of our executive compensation, when feasible, to comply with exemptions in Section 162(m) so that the compensation remains tax deductible to us. However, our Board of Directors or Compensation Committee have in the past, and may in the future, in its judgment, authorize compensation payments that do not comply with the exemptions in Section 162(m) when it believes that such payments are appropriate to attract and retain executive talent. In Fiscal 2017, we paid compensation to Selwyn Joffe that was not deductible under Section 162(m).

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

Accounting Considerations

ASC Topic 718, Compensation-Stock Compensation, or ASC Topic 718, requires us to recognize an expense for the fair value of equity-based compensation awards. Grants of stock options and restricted stock under our equity incentive award plans are accounted for under ASC Topic 718. The Compensation Committee regularly considers the accounting implications of significant compensation decisions, especially in connection with decisions that relate to our equity incentive award plans and programs. As accounting standards change, we may revise certain programs to appropriately align accounting expenses of our equity awards with our overall executive compensation philosophy and objectives.

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
Dr. David Bryan
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

Summary Compensation Table

The following table sets forth information concerning Fiscal 2017, 2016 and 2015 compensation of our named executive officers.

Name & Principal Position	Fiscal Year	Salary		Bonus (1)	Stock Awards (2)	Options Awards (2)	Non-Equity Incentive Plan Compensation	All Other Compensation (3)	Total

Selwyn Joffe	2017	$700,000		$228,100	$324,084	$674,719	$623,000	$169,200	$2,719,103
Chairman of the Board,	2016	700,000		47,900	389,125	374,663	652,200	327,520	2,491,408
President and CEO	2015	674,616		1,778,834	1,350,893	-	-	223,056	4,027,399

David Lee	2017	$290,000		$48,100	$80,304	$142,323	$131,000	$88,030	$779,757
Chief Financial Officer	2016	262,192		600	96,503	92,951	100,500	70,200	622,946
	2015	220,000		324,260	84,841	89,510	-	61,990	780,601

Steve Kratz	2017	310,769	(4)	$9,100	$86,040	$139,688	$25,000	$29,895	$289,723
Chief Operating Officer	2016	350,000		100	105,842	101,531	91,000	25,630	674,103
	2015	350,000		374,646	91,720	96,247	-	22,696	935,309

Doug Schooner	2017	$294,000		$31,100	$68,832	$118,603	$84,000	$88,147	$684,681
Chief Manufacturing Officer	2016	294,000		1,800	84,051	80,081	99,300	71,246	630,478
	2015	286,385		265,089	59,618	61,598	-	62,767	735,457

Michael Umansky	2017	$506,000		$41,100	$57,360	$144,959	$83,000	$86,746	$919,165
Vice President, Secretary	2016	506,000		10,000	68,486	67,211	114,000	85,551	851,248
and General Counsel	2015	506,000		316,343	59,618	63,523	-	56,414	1,001,898

(1)
Amounts in the “Bonus” column include a $100 bonus paid to each of the Company’s employees during December of each year, including the named executive officers, and bonuses awarded to the named executive officers based on the achievement of Individual Goals under the Company’s Annual Cash-Based Incentive Program. Amounts in the “Non-Equity Incentive Compensation Plan” column represent annual cash bonuses awarded to the named executive officers under the Company’s Annual Cash-Based Incentive Program based on the achievement of Company Performance Goals.

(2)
Stock and option award amounts represent the aggregate grant date fair value of options granted during the fiscal years ended March 31, 2017, 2016, and 2015.  We provide information regarding the assumptions used to calculate the value of all options and stock awards made to executive officers in Note 2 to the Company’s consolidated financial statements contained in its Annual Report on Form 10-K filed on June 14, 2017.

(3)	The following chart is a summary of the items that are included in the “All Other Compensation” totals for the fiscal year ended March 31, 2017:

Name	Automobile Expenses	Health Insurance Premiums	401K Employer’s Contribution	Deferred Compensation Plan Employer’s Contribution	Total

Selwyn Joffe	$18,000	$103,327	$5,151	$42,722	$169,200
David Lee	$-	$79,327	$8,703	$-	$88,030
Steve Kratz	$-	$27,886	$2,009	$-	$29,895
Doug Schooner	$-	$79,327	$8,820	$-	$88,147
Michael Umansky	$376	$55,469	$12,000	$18,900	$86,746

(4)	Reflects mid-year salary change from $350,000 to $180,000.

2017 Grants of Plan-Based Awards

Name	Grant Date	All Other Stock Awards: Number of Shares of Stock or Units (1)	All Other Option Awards: Number of Securities Underlying Options (1)	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards

Selwyn Joffe	6/24/2016	-	51,200	$28.68	$674,719
Selwyn Joffe	6/24/2016	11,300	-	$28.68	$324,084
David Lee	6/24/2016	-	10,800	$28.68	$142,323
David Lee	6/24/2016	2,800	-	$28.68	$80,304
Steve Kratz	6/24/2016	-	10,600	$28.68	$139,688
Steve Kratz	6/24/2016	3,000	-	$28.68	$86,040
Doug Schooner	6/24/2016	-	9,000	$28.68	$118,603
Doug Schooner	6/24/2016	2,400	-	$28.68	$68,832
Michael Umansky	6/24/2016	-	11,000	$28.68	$144,959
Michael Umansky	6/24/2016	2,000	-	$28.68	$57,360

(1)	These awards vest in three equal annual installments beginning on the first anniversary of the grant date subject to continued employment.

Outstanding Equity Awards at Fiscal Year End

The following table summarizes information regarding equity awards granted to our named executive officers that remain outstanding as of March 31, 2017.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable Vested	Number of Securities Underlying Unexercised Options (#) Unexercisable Unvested		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock Unvested (#)		Market Value of Shares or Units of Stock Unvested ($)

Selwyn Joffe
	109,100	-		$6.46	12/27/2022
	124,100	-		$6.46	12/27/2022
	83,700	-		$9.32	9/2/2023
	8,733	17,467	(1)	$31.13	9/3/2025
	-	51,200	(4)	$28.68	6/23/2026
						17,197	(2)	$528,464
						8,333	(1)	$256,073
						11,300	(4)	$347,249
David Lee
	30,900	-		$6.46	12/27/2022
	20,900	-		$9.32	9/2/2023
	6,200	3,100	(3)	$22.93	6/21/2024
	2,167	4,333	(1)	$31.13	9/3/2025
	-	10,800	(4)	$28.68	6/23/2026
						1,234	(3)	$37,921
						2,067	(1)	$63,519
						2,800	(4)	$86,044
Steve Kratz
	21,900	-		$6.46	12/27/2022
	24,900	-		$9.32	9/2/2023
	6,667	3,333	(3)	$22.93	6/21/2024
	2,367	4,733	(1)	$31.13	9/3/2025
	-	10,600	(4)	$28.68	6/23/2026
						1,334	(3)	$40,994
						2,267	(1)	$69,665
						3,000	(4)	$92,190
Doug Schooner
	4,834	-		$9.32	9/2/2023
	4,267	2,133	(3)	$22.93	6/21/2024
	1,867	3,733	(1)	$31.13	9/3/2025
	-	9,000	(4)	$28.68	6/23/2026
						866	(3)	$26,612
						1,800	(1)	$55,314
						2,400	(4)	$73,752
Michael Umansky
	7,400	-		$6.46	12/27/2022
	15,000	-		$9.32	9/2/2023
	4,400	2,200	(3)	$22.93	6/21/2024
	1,567	3,133	(1)	$31.13	9/3/2025
	-	11,000	(4)	$28.68	6/23/2026
						866	(3)	$26,612
						1,467	(1)	$45,081
						2,000	(4)	$61,460

(1)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, September 4, 2015, subject to continued employment.

(2)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, June 11, 2014, subject to continued employment.

(3)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, June 24, 2014, subject to continued employment.

(4)	This award vests in three equal annual installments beginning on the first anniversary of the grant date, June 24, 2016, subject to continued employment.

Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting

Selwyn Joffe	75,000	$1,379,733	36,897	$1,054,650
David Lee	-	$-	6,132	$179,001
Steve Kratz	-	$-	7,100	$207,319
Doug Schooner	-	$-	4,467	$130,418
Michael Umansky	-	$-	4,366	$127,457

Nonqualified Deferred Compensation

The following table sets forth certain information regarding contributions, earnings and account balances under our Amended and Restated Executive Deferred Compensation Plan (the “DCP”), our only defined contribution plan that provides for the deferral of compensation on a basis that is not-tax qualified, for each of the named executive officers as of fiscal year ended March 31, 2017. Plan participants may elect to receive distributions under the DCP as lump sums or in installments.  Mr. Joffe has elected to receive lump sum distributions in the case of death, disability or separation of service.  Mr. Umansky has elected to receive distributions in installments in the case of death, disability, separation of service, attaining age 72 or a change of control.  A description of the other material terms and conditions of the DCP follows.

Name	Executive Contributions in Last FY(1)	Company Contribution in Last FY(2)	Aggregate Earnings in Last FY (3)	Aggregate Withdrawals/ Distributions	Aggregate Balance at Last FY (4)

Selwyn Joffe	$42,722	$42,722	$129,089	$-	$885,063
David Lee	$-	$-	$-	$-	$-
Steve Kratz	$-	$-	$-	$-	$-
Doug Schooner	$-	$-	$-	$-	$-
Michael Umansky	$50,400	$18,900	$110,527	$-	$872,772

Footnotes to Nonqualified Deferred Compensation Table:

(1)
Executive Contributions in Last FY, shows the amounts that the named executive offices elected to defer in Fiscal 2017 under the DCP. These amounts represent compensation earned by the named executive officers in Fiscal 2017, and are therefore also reported in the appropriate columns in the Summary Compensation Table above.

(2)
Registrant Contributions in Last FY, shows the amounts credited in Fiscal 2017 as company contributions to the accounts of our named executive officers under the DCP. These amounts are also reported in the Summary Compensation Table above, in Column (i), All Other Compensation.

(3)
Aggregate Earnings in Last FY, shows the net amounts credited to the DCP accounts of our named executive officer as a result of the performance of the investment vehicles in which their accounts were deemed invested, as more fully described in the narrative disclosure below. These amounts do not represent above-market earnings, and thus are not reported in the Summary Compensation Table.

(4)
Aggregate Balance at Last FY, shows the amounts of the DCP account balances at the end of Fiscal 2017 for each of our named executive officers. The following portions of these account balances represent amounts previously reported as compensation to the NEOs in our Summary Compensation Tables for Fiscal 2016 and prior years: for Mr. Joffe $216,760; and for Mr. Umansky, $157,222.

The following table shows our contribution to each named executive officer’s account:

Name	Contribution	Interest (a)	Total

Selwyn Joffe	$42,722	$-	$42,722
David Lee	$-	$-	$-
Steve Kratz	$-	$-	$-
Doug Schooner	$-	$-	$-
Michael Umansky	$18,900	$-	$18,900

(a)	No interest is paid by the registrant.

Nonqualified Deferred Compensation Plan

We maintain the Motorcar Parts of America, Inc. Amended and Restated Executive Deferred Compensation Plan, an unfunded, non-qualified deferred compensation plan for a select group of management or highly compensated employees, including our named executive officers. Participants in the plan may elect to defer up to 100% of their gross cash compensation. We made matching contributions of 100% of each participant’s elective contributions to the plan, up to 3% of the participant’s compensation for the plan year. The plan is designed to defer taxation to the participant on contributions and notional earnings thereon until distribution thereof in accordance with a participant’s previously made distribution elections. Insurance annuity contracts provide funding for the plan, however, the annuity contracts are owned by us and remain subject to claims of our general creditors.

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

Potential Payments Upon Termination or Change in Control Table

The following table provides an estimate of the inherent value of Mr. Joffe’s employment agreement described above, assuming the agreement was terminated on March 31, 2017, the last business day of Fiscal 2017. Please refer to “Employment Agreements” for more information.

Benefit	Termination by Company for Cause (1)	Death (2)	Disability (3)	Voluntary Termination by Mr. Joffe for Good Reason or Termination by Company w/o Cause (4)	After Change in Control: Voluntary Termination by Mr. Joffe (5)

Salary Contribution	$-	$-	$-	$1,400,000	$1,400,000
Bonus	$851,000	$851,000	$851,000	$1,551,200	$1,551,200
Executive Awards (6)	$-	$1,396,951	$1,396,951	$1,396,951	$1,396,951
Healthcare	$-	$-	$24,000	$206,653	$-
Automobile Allowance (7)	$-	$-	$-	$36,000	$-
Accrued Vacation Payments	$121,890	$121,890	$121,890	$229,582	$121,890

(1)	Upon a termination for cause, Mr. Joffe will be entitled to his accrued salary, bonus, if any, reimbursable expenses, and benefits owing to him through the day of his termination.

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

(4)
Upon a termination by Mr. Joffe for good reason or by us without cause, Mr. Joffe will be entitled to receive through the date which is two years after the termination date: (i) his salary at the annual rate as in effect immediately prior to the termination date; (ii) his average bonus earned for the two years immediately prior to the year in which his employment agreement is terminated (or if such termination occurs within the first three months of our fiscal year, for the second and third years preceding the year in which such termination occurs); (iii) the benefits; and (iv) reimbursable expenses.

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

(6)
Upon the termination of his employment agreement, for any reason other than termination by us for cause or termination by Mr. Joffe without good reason, any Executive Awards under our 2010 Incentive Plan which are not fully vested will immediately vest and remain exercisable by Mr. Joffe for a period of two years or, if shorter, until the ten year anniversary of the date of grant of each such Executive Award. The inherent value shown in the table is the additional compensation expense we would have recorded upon the immediate vesting of all Executive Awards which were not fully vested at March 31, 2017. Executive Awards include incentive stock options and nonqualified stock options, restricted stock, restricted stock units, performance awards, dividend equivalent rights, stock payments, deferred stock, deferred stock units, SARs and cash awards.

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

Description of the 2014 Plan

Eligibility; Administration

A Director of the Company who is not an officer or other employee (as determined in accordance with Section 3401(c) of the Code and the Treasury Regulations thereunder) of the Company or of any Affiliate (each “Non-Employee Director”) will be eligible to receive awards under our 2014 Plan. As of March 31, 2017, nine Non-Employee Directors are eligible to participate in the 2014 Plan. Our 2014 Plan will be administered by our Board, which may delegate its duties and responsibilities to committees of our directors and/or officers, subject to certain limitations that may be imposed under applicable law or regulation, including Section 16 of the Exchange Act and/or stock exchange rules, as applicable. The plan administrator will have the authority to grant and set the terms of all awards under, make all determinations and interpretations under, prescribe all forms for use with, and adopt rules for the administration of, our 2014 Plan, subject to its express terms and conditions.

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

2017 Director Compensation

We use a combination of cash and equity incentives to compensate our non-employee directors. Directors who are also our employees received no compensation for their service on our Board of Directors in Fiscal 2017. To determine the appropriate level of compensation for our non-employee directors, we take into consideration the significant amount of time and dedication required by the directors to fulfill their duties on our Board of Directors and Board of Directors committees as well as the need to continue to attract highly qualified candidates to serve on our Board of Directors. The information provided in the following table reflects the compensation received by our directors for their service on our Board of Directors in Fiscal 2017.

Name	Fees Earned or Paid in Cash	Stock Awards (1)	Option Awards (1)	All Other Compensation	Total

Scott J. Adelson	$61,000	$50,000	$-	$-	$111,000
Rudolph Borneo	$90,000	$50,000	$-	$-	$140,000
David Bryan	$62,444	$150,000	$-	$-	$212,444
Joseph Ferguson	$67,444	$150,000	$-	$-	$217,444
Philip Gay	$106,000	$50,000	$-	$-	$156,000
Duane Miller	$88,500	$50,000	$-	$-	$138,500
Jeffrey Mirvis	$83,000	$50,000	$-	$-	$133,000
Timothy D. Vargo	$7,762	$100,000	$-	$-	$107,762
Barbara L. Whittaker	$7,762	$100,000	$-	$-	$107,762

(1)	Award amounts reflect the aggregate grant date fair value of the awards.

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

Item 12. Security Ownership of Certain Beneficial Owners And Management and Related Stockholder Matters

The following table sets forth, as of July 20, 2017, certain information as to the common stock ownership of each of our named executive officers, directors, all executive officers and directors as a group and all persons known by us to be the beneficial owners of more than five percent of our common stock. The percentage of common stock beneficially owned is based on 18,635,099 shares of common stock outstanding as of July 20, 2017.

Beneficial ownership is determined in accordance with the rules of the SEC. In computing the number of shares beneficially owned by a person and the percentage of ownership held by that person, shares of common stock subject to options held by that person that are currently exercisable or will become exercisable within 60 days of July 20, 2017 are deemed outstanding, while these shares are not deemed outstanding for determining the percentage ownership of any other person. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Unless otherwise indicated in the footnotes below, the address of the stockholder is c/o Motorcar Parts of America, Inc. 2929 California Street, Torrance, CA 90503.

		Amount and Nature of	Percent of
Name and address of Beneficial Shareholder		Beneficial Ownership (1)	Class
BlackRock Fund Advisors	(2)	2,302,444	12.4%
55 East 52nd Street, New York, NY 10055
Fine Capital Management, LLC	(2)	1,812,773	9.7
590 Madison Avenue, 27th Floor, New York, New York 10022
Columbia Management Investment Advisers, LLC	(2)	1,416,761	7.6
225 Franklin Street, Boston, MA 02110
Wellington Management Company	(2)	1,177,095	6.3
280 Congress Street, Boston, MA 02210
River Road Asset Management Company	(2)	1,038,723	5.6
462 South Fourth Street, Suite 2000, Louisville, KY 40202
The Vanguard Group Inc.	(2)	993,275	5.3
P.O. Box 1110, Valley Forge, PA 19482-1110
Fidelity Investments Asset Management LLC	(2)	981,349	5.3
900 Salem Street, Smithfield, RI 02917
Dimensional Fund Advisors, L.P. (U.S.)	(2)	953,287	5.1
1299 Ocean Ave, Santa Monica, CA 90401
Selwyn Joffe	(3)	492,234	2.6
Scott Adelson	(4)	52,282	*
Rudolph Borneo	(5)	40,282	*
Bryan David		1,853	*
Ferguson Joseph Edwin		2,196	*
Philip Gay	(6)	20,282	*
Duane Miller	(7)	12,282	*
Jeffrey Mirvis	(8)	49,282	*
Doug Schooner	(9)	19,648	*
Steven Kratz	(10)	74,021	*
Michael Umansky	(11)	43,788	*
David Lee	(12)	79,680	*
Directors and executive officers as a group — 12 persons	(13)	887,830	4.7%

* Less than 1% of the outstanding common stock.

(1)	The listed shareholders, unless otherwise indicated in the footnotes below, have direct ownership over the amount of shares indicated in the table.

(2)
Based on information contained in filings made by such stockholders with the SEC on as reported in each such stockholder’s most recent Schedule 13F filing. Since there may have been subsequent purchases or sales of securities, this information may not reflect the current holdings by these stockholders.

(3)	Includes 351,433 shares issuable upon exercise of currently exercisable options granted and 8,333 shares of restricted stock units issuable under the 2010 Long Term Incentive Plan.

(4)	Includes 40,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(5)	Includes 18,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(6)	Includes 18,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(7)	Includes 9,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(8)	Includes 37,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

(9)	Includes 13,134 shares issuable upon exercise of currently exercisable options granted and 1,800 shares of restricted stock units issuable under the 2010 Incentive Award Plan.

(10)	Includes 65,067 shares issuable upon exercise of currently exercisable options granted and 2,267 shares of restricted stock units issuable under the 2010 Incentive Award Plan

(11)	Includes 35,801 shares issuable upon exercise of currently exercisable options granted and 1,467 shares of restricted stock units issuable under the 2010 Incentive Award Plan.

(12)	Includes 69,034 shares issuable upon exercise of currently exercisable options granted and 2,067 shares of restricted stock units issuable under the 2010 Incentive Award Plan.

(13)
Includes 534,469 shares issuable upon exercise of currently exercisable options granted and 15,934 shares of restricted stock units issuable under the 2010 Incentive Award Plan and 122,000 shares issuable upon exercise of currently exercisable options granted under the 2004 Non-Employee Director Stock Option Plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

Item 14. Principal Accountant Fees and Services

The following table summarizes the total fees we paid to our independent certified public accountants, Ernst & Young LLP, for professional services provided during the following fiscal years ended March 31:

	2017	2016	2015
Audit Fees	$1,640,000	$1,623,000	$1,676,000
Tax Fees	251,000	234,000	168,000
All Other Fees	39,000	-	-

Total	$1,930,000	$1,857,000	$1,844,000

Audit fees in Fiscal 2017, 2016 and 2015 consisted of (i) the audit of our annual financial statements, (ii) the reviews of our quarterly financial statements, and (iii) audit of internal control over financial reporting.

Tax fees in Fiscal 2017, 2016 and 2015 related primarily to the preparation of federal and state tax returns, transfer pricing, and federal and state examinations.

Our Audit Committee must pre-approve all audit and non-audit services to be performed by our independent auditors and will not approve any services that are not permitted by SEC rules. All of the audit and non-audit related fees in Fiscal 2017, 2016 and 2015 were pre-approved by the Audit Committee.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: July 31, 2017	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: July 31, 2017	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K/A has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director	July 31, 2017
Selwyn Joffe	(Principal Executive Officer)

/s/ David Lee	Chief Financial Officer	July 31, 2017
David Lee	(Principal Financial Officer)

/s/ Kevin Daly	Chief Accounting Officer	July 31, 2017
Kevin Daly	(Principal Accounting Officer)

/s/ Scott Adelson	Director	July 31, 2017
Scott Adelson

/s/ Rudolph Borneo	Director	July 31, 2017
Rudolph Borneo

/s/ Philip Gay	Director	July 31, 2017
Philip Gay

/s/ Duane Miller	Director	July 31, 2017
Duane Miller

/s/ Jeffrey Mirvis	Director	July 31, 2017
Jeffrey Mirvis

/s/ David Bryan	Director	July 31, 2017
David Bryan

/s/ Joseph Ferguson	Director	July 31, 2017
Joseph Ferguson

/s/ Timothy D. Vargo	Director	July 31, 2017
Timothy D. Vargo

/s/ Barbara L. Whittaker	Director	July 31, 2017
Barbara L. Whittaker