Form 10-Q
period 2017-06-30
MOTORCAR PARTS AMERICA INC
filed 2017-08-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

There were 18,635,099 shares of Common Stock outstanding at August 2, 2017.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2017	March 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$8,120,000	$9,029,000
Short-term investments	2,407,000	2,140,000
Accounts receivable — net	9,704,000	26,017,000
Inventory— net	82,246,000	67,516,000
Inventory unreturned	7,701,000	7,581,000
Prepaid expenses and other current assets	9,664,000	9,848,000
Total current assets	119,842,000	122,131,000
Plant and equipment — net	18,318,000	18,437,000
Long-term core inventory — net	264,726,000	262,922,000
Long-term core inventory deposits	5,569,000	5,569,000
Long-term deferred income taxes	13,642,000	13,546,000
Goodwill	2,551,000	2,551,000
Intangible assets — net	3,848,000	3,993,000
Other assets	6,398,000	6,990,000
TOTAL ASSETS	$434,894,000	$436,139,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$82,953,000	$85,960,000
Accrued liabilities	7,843,000	10,077,000
Customer finished goods returns accrual	13,877,000	17,667,000
Accrued core payment	11,728,000	11,714,000
Revolving loan	15,000,000	11,000,000
Other current liabilities	5,624,000	3,300,000
Current portion of term loan	3,060,000	3,064,000
Total current liabilities	140,085,000	142,782,000
Term loan, less current portion	16,155,000	16,935,000
Long-term accrued core payment	9,401,000	12,349,000
Long-term deferred income taxes	185,000	180,000
Other liabilities	13,814,000	15,212,000
Total liabilities	179,640,000	187,458,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,635,099 and 18,648,854 shares issued and outstanding at June 30, 2017 and March 31, 2017, respectively	186,000	186,000
Additional paid-in capital	204,308,000	205,646,000
Retained earnings	57,916,000	50,290,000
Accumulated other comprehensive loss	(7,156,000)	(7,441,000)
Total shareholders' equity	255,254,000	248,681,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$434,894,000	$436,139,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2017	2016

Net sales	$95,063,000	$85,412,000
Cost of goods sold	69,224,000	65,021,000
Gross profit	25,839,000	20,391,000
Operating expenses:
General and administrative	6,187,000	3,625,000
Sales and marketing	3,394,000	2,634,000
Research and development	1,002,000	869,000
Total operating expenses	10,583,000	7,128,000
Operating income	15,256,000	13,263,000
Interest expense, net	3,314,000	2,819,000
Income before income tax expense	11,942,000	10,444,000
Income tax expense	4,316,000	2,936,000
Net income	$7,626,000	$7,508,000
Basic net income per share	$0.41	$0.40
Diluted net income per share	$0.39	$0.39
Weighted average number of shares outstanding:
Basic	18,655,304	18,545,621
Diluted	19,421,352	19,484,938

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,
	2017	2016

Net income	$7,626,000	$7,508,000
Other comprehensive income (loss), net of tax:
Unrealized gain on short-term investments (net of tax of $38,000, and $15,000)	56,000	22,000
Foreign currency translation gain (loss)	229,000	(535,000)
Total other comprehensive gain (loss), net of tax	285,000	(513,000)
Comprehensive income	$7,911,000	$6,995,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
Cash flows from operating activities:	2017	2016
Net income	$7,626,000	$7,508,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	894,000	715,000
Amortization of intangible assets	145,000	145,000
Amortization of debt issuance costs	213,000	171,000
Amortization of interest on accrued core payments	143,000	191,000
Gain due to change in fair value of the warrant liability	(1,293,000)	(5,589,000)
Gain due to change in fair value of the contingent consideration	-	(16,000)
Net provision for inventory reserves	1,286,000	394,000
Net provision for customer payment discrepancies	284,000	189,000
Net (recovery of) provision for doubtful accounts	(9,000)	7,000
Deferred income taxes	(103,000)	(953,000)
Share-based compensation expense	834,000	729,000
Loss on disposal of plant and equipment	6,000	-
Changes in operating assets and liabilities:
Accounts receivable	16,038,000	(2,796,000)
Inventory	(14,942,000)	(15,422,000)
Inventory unreturned	(120,000)	121,000
Prepaid expenses and other current assets	421,000	(2,163,000)
Other assets	608,000	(4,941,000)
Accounts payable and accrued liabilities	(5,254,000)	7,630,000
Customer finished goods returns accrual	(3,790,000)	(2,830,000)
Long-term core inventory	(2,878,000)	(2,975,000)
Accrued core payments	(3,077,000)	1,638,000
Other liabilities	2,324,000	4,408,000
Net cash used in operating activities	(644,000)	(13,839,000)
Cash flows from investing activities:
Purchase of plant and equipment	(597,000)	(1,568,000)
Change in short-term investments	(173,000)	(133,000)
Net cash used in investing activities	(770,000)	(1,701,000)
Cash flows from financing activities:
Borrowings under revolving loan	17,000,000	15,000,000
Repayments of revolving loan	(13,000,000)	(1,000,000)
Repayments of term loan	(782,000)	(782,000)
Payments for debt issuance costs	(398,000)	(382,000)
Payments on capital lease obligations	(190,000)	(83,000)
Exercise of stock options	295,000	987,000
Cash used to net share settle equity awards	(488,000)	(350,000)
Repurchase of common stock, including fees	(1,979,000)	-
Net cash provided by financing activities	458,000	13,390,000
Effect of exchange rate changes on cash and cash equivalents	47,000	(30,000)
Net decrease in cash and cash equivalents	(909,000)	(2,180,000)
Cash and cash equivalents — Beginning of period	9,029,000	21,897,000
Cash and cash equivalents — End of period	$8,120,000	$19,717,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$2,964,000	$2,423,000
Income taxes, net of refunds	249,000	70,000
Non-cash investing and financing activities:
Plant and equipment acquired under capital lease	$46,000	$40,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2017
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2017, as amended by the Form 10-K/A filed with the SEC on July 31, 2017.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, except as noted below, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers and brake power boosters. The Company added turbochargers with its acquisition in July 2016. The Company began selling brake power boosters in August 2016. As a result of the Company’s acquisition in July 2017, its business will include developing and selling diagnostic equipment.

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

2. New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers” (“ASC 606”), which amends the guidance in the former ASC 605, “Revenue Recognition”. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. The Company may elect either a full retrospective transition method, which requires the restatement of all periods presented, or a modified retrospective transition method, which requires a cumulative effect recognized as of the date of initial application to be used in transition. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for the Company as of April 1, 2018 and the Company does not plan to early adopt. The Company is currently in the process of determining whether it will utilize the full or modified retrospective method of adoption allowed by the new standard and the impact on its consolidated financial statements and footnote disclosures. The Company will continue to provide enhanced disclosures as it continues its assessment.

Due to the impact the new standard may have on the Company’s business processes, systems, and controls, a project team has been formed to evaluate and guide the implementation process. To date, the Company has performed a preliminary assessment of key customer contracts and is in the process of comparing historical accounting policies and practices to the new standard, including (i) assessing the current net-of-core value revenue recognition policy, and whether the performance obligation(s) related to the sale of its products will include both the core and unit value; (ii) the assessment of potential variable consideration including the accounting for return rights, the core exchange program, warranty and various allowances provided to its customers; (iii) the classification of assets and liabilities related to core assets and liabilities and customer allowances, and (iv) principal versus agent considerations as amended through Accounting Standards Update (“ASU”) 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”. The Company has also developed a method to finalize the assessments on key customer contracts and incorporate the remaining contracts into the assessment. The Company continues to evaluate the impact ASC 606, related amendments and interpretive guidance will have on its consolidated financial statements.

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

3. Goodwill and Intangible Assets

Goodwill

The following summarizes the changes in the Company’s goodwill:

	Three Months Ended June 30,
	2017	2016
Balance at beginning of period	$2,551,000	$2,053,000
Goodwill acquired	-	-
Translation adjustment	-	-
Impairment	-	-
Balance at end of period	$2,551,000	$2,053,000

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		June 30, 2017		March 31, 2017
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	11 years	$705,000	$207,000	$705,000	$191,000
Customer relationships	13 years	5,900,000	2,550,000	5,900,000	2,421,000
Total		$6,605,000	$2,757,000	$6,605,000	$2,612,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended June 30,
	2017	2016

Amortization expense	$145,000	$145,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2018 - remaining nine months	$435,000
2019	580,000
2020	580,000
2021	580,000
2022	580,000
Thereafter	1,093,000
Total	$3,848,000

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

Accounts receivable — net is comprised of the following:

	June 30, 2017	March 31, 2017
Accounts receivable — trade	$69,864,000	$76,902,000
Allowance for bad debts	(4,131,000)	(4,140,000)
Customer allowances earned	(8,543,000)	(7,880,000)
Customer payment discrepancies	(807,000)	(751,000)
Customer returns RGA issued	(15,233,000)	(12,710,000)
Customer core returns accruals	(31,446,000)	(25,404,000)
Less: total accounts receivable offset accounts	(60,160,000)	(50,885,000)
Total accounts receivable — net	$9,704,000	$26,017,000

Warranty Returns

The Company allows its customers to return goods that their customers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At June 30, 2017 and March 31, 2017, the Company’s total warranty return accrual was $12,849,000 and $14,286,000, respectively, of which $5,215,000 and $5,303,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $7,634,000 and $8,983,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended June 30,
	2017	2016
Balance at beginning of period	$14,286,000	$10,845,000
Charged to expense/additions	22,206,000	22,694,000
Amounts processed	(23,643,000)	(21,980,000)
Balance at end of period	$12,849,000	$11,559,000

5. Inventory

Inventory is comprised of the following:

	June 30, 2017	March 31, 2017
Non-core inventory
Raw materials	$22,537,000	$21,515,000
Work-in-process	673,000	641,000
Finished goods	62,124,000	48,337,000
	85,334,000	70,493,000
Less allowance for excess and obsolete inventory	(3,088,000)	(2,977,000)
Total	$82,246,000	$67,516,000

Inventory unreturned	$7,701,000	$7,581,000
Long-term core inventory
Used cores held at the Company's facilities	$35,325,000	$38,713,000
Used cores expected to be returned by customers	11,590,000	11,752,000
Remanufactured cores held in finished goods	33,981,000	27,667,000
Remanufactured cores held at customers' locations (1)	185,426,000	185,938,000
	266,322,000	264,070,000
Less allowance for excess and obsolete inventory	(1,596,000)	(1,148,000)
Total	$264,726,000	$262,922,000

Long-term core inventory deposits	$5,569,000	$5,569,000

(1)	Remanufactured cores held at customers’ locations represent the core portion of the Company’s customers’ finished goods at the Company’s customers’ locations.

6. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended June 30,
Sales	2017	2016
Customer A	40%	52%
Customer B	25%	14%
Customer C	16%	21%
Customer D	8%	3%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	June 30, 2017	March 31, 2017
Customer A	28%	33%
Customer B	14%	18%
Customer C	10%	12%
Customer D	24%	16%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended June 30,
	2017	2016
Rotating electrical products	78%	72%
Wheel hub products	18%	22%
Brake master cylinders products	3%	6%
Other products	1%	-%
	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended June 30, 2017 and 2016.

7. Debt

The Company has the following credit agreements.

Credit Facility

The Company is party to a $145,000,000 senior secured financing, as amended, (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $120,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Credit Facility permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants. This amount was increased to $15,000,000 under the April 2017 amendment to the Credit Facility.

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

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 3.56% and 4.65%, respectively, at June 30, 2017 and 3.29% and 3.55%, respectively, at March 31, 2017.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of June 30, 2017.

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

The following summarizes information about the Company’s Term Loans at:

	June 30, 2017	March 31, 2017
Principal amount of term loan	$19,531,000	$20,312,000
Unamortized financing fees	(316,000)	(313,000)
Net carrying amount of term loan	19,215,000	19,999,000
Less current portion of term loan	(3,060,000)	(3,064,000)
Long-term portion of term loan	$16,155,000	$16,935,000

Future repayments of the Company’s Term Loans are as follows:

Year Ending March 31,
2018 - remaining nine months	2,343,000
2019	3,125,000
2020	3,125,000
2021	10,938,000
Total payments	$19,531,000

The Company had $15,000,000 and $11,000,000 outstanding under the Revolving Facility at June 30, 2017 and March 31, 2017, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at June 30, 2017. At June 30, 2017, $104,140,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $10,586,000 and $11,879,000 at June 30, 2017 and March 31, 2017, respectively. These amounts are included in other liabilities in the consolidated balance sheets. The warrant liability continues to be classified as a noncurrent liability at June 30, 2017 as the Company does not expect to settle this amount in cash. During the three months ended June 30, 2017 and 2016, a gain of $1,293,000 and $5,589,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the Company’s accounts receivable discount programs:

	Three Months Ended June 30,
	2017	2016
Receivables discounted	$86,520,000	$80,649,000
Weighted average days	342	341
Annualized weighted average discount rate	3.1%	2.7%
Amount of discount as interest expense	$2,522,000	$2,068,000

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

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended June 30,
	2017	2016

Net income	$7,626,000	$7,508,000
Basic shares	18,655,304	18,545,621
Effect of potentially dilutive securities	766,048	939,317
Diluted shares	19,421,352	19,484,938
Net income per share:
Basic net income per share	$0.41	$0.40
Diluted net income per share	$0.39	$0.39

The effect of dilutive options excludes 111,172 shares subject to options with exercise prices ranging from $30.31 to $34.17 per share for the three months ended June, 30, 2017 and 1,100 shares subject to options with an exercise price of $34.17 per share for the three months ended June 30, 2016, which were anti-dilutive.

10. Income Taxes

The Company recorded income tax expense for the three months ended June 30, 2017 and 2016 of $4,316,000, or an effective tax rate of 36.1%, and $2,936,000, or an effective tax rate of 28.1%. The income tax rates for all periods were positively impacted by (i) non-taxable gains in connection with the fair value adjustment on the warrants, (ii) excess tax benefits on share-based compensation of $170,000 and $391,000 for the three months ended June 30, 2017 and 2016, respectively, and (iii) the benefit of lower statutory tax rates in foreign taxing jurisdictions. These positive impacts to income tax rates for all periods were partially offset by state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $26,808,000 and $26,880,000 at June 30, 2017 and March 31, 2017, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

Derivatives Not Designated as Hedging Instruments	Gain (Loss) Recognized within General and Administrative Expenses
	Three Months Ended June 30,
	2017	2016
Forward foreign currency exchange contracts	$1,052,000	$(679,000)

The fair value of the forward foreign currency exchange contracts of $1,479,000 and $427,000 is included in prepaid and other current assets in the consolidated balance sheets at June 30, 2017 and March 31, 2017, respectively.

12. Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	June 30, 2017				March 31, 2017
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,407,000	$2,407,000	-	-	$2,140,000	$2,140,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	1,479,000	-	$1,479,000	-	427,000	-	$427,000	-

Liabilities
Other current liabilities
Deferred compensation	2,407,000	2,407,000	-	-	2,140,000	2,140,000	-	-
Other liabilities
Warrant liability	10,586,000	-	-	$10,586,000	11,879,000	-	-	$11,879,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2017 and 2016, a gain of $1,052,000 and a loss of $679,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Warrant Liability

The Company estimates the fair value of the warrant liability using level 3 inputs and the Monte Carlo simulation model at each balance sheet date. This warrant liability is included in other liabilities in the consolidated balance sheets. Any subsequent changes from the initial recognition in the fair value of the warrant liability are recorded in current period earnings as a general and administrative expense. During the three months ended June 30, 2017 and 2016, a gain of $1,293,000 and $5,589,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

The following assumptions were used to determine the fair value of the Supplier Warrant:

Supplier Warrant
Risk free interest rate	1.03%
Expected life in years	0.25
Expected volatility	27.20%
Dividend yield	-
Probability of future financing	0%

The risk free interest rate used was based on U.S. treasury-note yields with terms commensurate with the remaining term of the warrant. The expected life is based on the remaining contractual term of the warrant and the expected volatility is based on the Company’s daily historical volatility over a period commensurate with the remaining term of the warrant.

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended June 30,
	2017		2016
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$11,879,000	$-	$15,643,000	$330,000
Newly issued	-	-	-	-
Total (gain) loss included in net income (loss)	(1,293,000)	-	(5,589,000)	(16,000)
Exercises/settlements	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$10,586,000	$-	$10,054,000	$314,000

During the three months ended June 30, 2017, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

13. Share-based Payments

Stock Options

The Company granted options to purchase 163,100 and 182,800 shares of common stock during the three months ended June 30, 2017 and 2016, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Three Months Ended June 30,
	2017	2016
Weighted average risk free interest rate	1.90%	1.39%
Weighted average expected holding period (years)	5.82	5.85
Weighted average expected volatility	47.36%	47.41%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$12.69	$13.08

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2017	1,036,359	$14.92
Granted	163,100	$27.40
Exercised	(28,951)	$10.15
Forfeited	(667)	$29.66
Outstanding at June 30, 2017	1,169,841	$16.77

At June 30, 2017, options to purchase 359,639 shares of common stock were unvested at the weighted average exercise price of $28.60.

At June 30, 2017, there was $4,338,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 2.3 years.

Restricted Stock Units (“RSU’s”)

During the three months ended June 30, 2017 and 2016, the Company granted 60,000 and 42,876 shares of RSU’s, respectively, with an estimated grant date fair value of $1,644,000 and $1,224,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RSU’s:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2017	126,277	$28.26
Granted	60,000	$27.40
Vested	(43,843)	$25.62
Forfeited	-	$-
Non-vested at June 30, 2017	142,434	$28.71

At June 30, 2017, there was $3,532,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.3 years.

14. Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2017			Three Months Ended June 30, 2016
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$528,000	$(7,969,000)	$(7,441,000)	$332,000	$(5,184,000)	$(4,852,000)
Other comprehensive income (loss), net of tax	56,000	229,000	285,000	22,000	(535,000)	(513,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$584,000	$(7,740,000)	$(7,156,000)	$354,000	$(5,719,000)	$(5,365,000)

15. Share Repurchase Program

As of June 30, 2017, the Company’s board of directors had approved a stock repurchase program of up to $15,000,000 of its common stock. As of June 30, 2017, $4,358,000 of the $15,000,000 had been utilized and $10,642,000 remained available to repurchase shares under the authorized share repurchase program. The Company retired the 69,261 shares repurchased under this program during the three months ended June 30, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

16. Subsequent Events

Credit Facility

In July 2017, the Company entered into a fifth amendment to the Credit Facility (the “Fifth Amendment”) which, among other things, amended the definition of permitted acquisitions, permitted indebtedness, and pledge agreements.

Acquisition

In July 2017, the Company completed the acquisition of all the equity interests of D&V Electronics Ltd. (“D&V”), a privately held developer and manufacturer of leading edge diagnostics systems for laboratory, endurance, and production based in Ontario, Canada. The acquisition was consummated pursuant to a share purchase agreement dated July 18, 2017. The assets and results of operations of D&V were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2017 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 14, 2017, as amended by the Form 10-K/A filed with the SEC on July 31, 2017.

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

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES programs. Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers and brake power boosters. We added turbochargers with our acquisition in July 2016. We began selling brake power boosters in August 2016. As a result of our acquisition in July 2017, our business will include developing and selling diagnostic equipment.

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

Results of Operations for the Three Months Ended June 30, 2017 and 2016

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended June 30,
	2017	2016
Gross profit percentage	27.2%	23.9%
Cash flow used in operations	$(644,000)	$(13,839,000)
Finished goods turnover (annualized) (1)	5.0	5.4

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended June 30,
	2017	2016
Net sales	$95,063,000	$85,412,000
Cost of goods sold	69,224,000	65,021,000
Gross profit	25,839,000	20,391,000
Gross profit percentage	27.2%	23.9%

Net Sales. Our net sales for the three months ended June 30, 2017 increased by $9,651,000, or 11.3%, to $95,063,000 compared to net sales for the three months ended June 30, 2016 of $85,412,000. The increase in our net sales was attributable to higher sales of rotating electrical products and brake power boosters, which we began selling in August 2016. This increase in net sales was partially offset by a decrease in net sales of wheel hub products and brake master cylinder products.

Gross Profit. Our gross profit percentage increased to 27.2% for the three months ended June 30, 2017 from 23.9% for the three months ended June 30, 2016. Gross profit for the three months ended June 30, 2017 was impacted by higher returns. Our gross profit for the three months ended June 30, 2016 was impacted by $8,410,000 of customer allowances and initial return and stock adjustment accruals related to new business less cost of goods sold offset of $355,000, and cost of goods sold impact of $124,000 of start-up costs incurred related to a new product line.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended June 30,
	2017	2016
General and administrative	$6,187,000	$3,625,000
Sales and marketing	3,394,000	2,634,000
Research and development	1,002,000	869,000

Percent of net sales

General and administrative	6.5%	4.2%
Sales and marketing	3.6%	3.1%
Research and development	1.1%	1.0%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2017 were $6,187,000, which represents an increase of $2,562,000, or 70.7%, from general and administrative expenses for the three months ended June 30, 2016 of $3,625,000. The change was primarily due to (i) a $1,293,000 gain recorded due to the change in the fair value of the warrant liability during the three months ended June 30, 2017 compared to a $5,589,000 gain recorded during the three months ended June 30, 2016 and (ii) a $1,052,000 gain recorded due to the change in the fair value of the forward foreign currency exchange contracts during the three months ended June 30, 2017 compared to a $679,000 loss recorded during the three months ended June 30, 2016.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2017 increased $760,000, or 28.9%, to $3,394,000 from $2,634,000 for the three months ended June 30, 2016. The increase was due primarily (i) $400,000 of increased commissions, (ii) $229,000 for personnel added to support our growth initiatives, (iii) $76,000 of increased outside services, and (iv) $52,000 of increased travel.

Research and Development. Our research and development expenses increased by $133,000, or 15.3%, to $1,002,000 for the three months ended June 30, 2017 from $869,000 for the three months ended June 30, 2016, due primarily to (i) $94,000 for personnel added to support our growth initiatives and (ii) $39,000 of increased travel.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended June 30, 2017 increased $495,000, or 17.6%, to $3,314,000 from $2,819,000 for the three months ended June 30, 2016. The increase in interest expense was due primarily to higher interest rates and increased use of our accounts receivable discount programs.

Provision for Income Taxes

Income Tax. Our income tax expense for the three months ended June 30, 2017 and 2016 was $4,316,000, or an effective tax rate of 36.1%, and $2,936,000, or an effective tax rate of 28.1%, respectively. The income tax rates for all periods were positively impacted by (i) non-taxable gains in connection with the fair value adjustment on the warrants, (ii) excess tax benefits on share-based compensation of $170,000 and $391,000 for the three months ended June 30, 2017 and 2016, respectively, and (iii) the benefit of lower statutory tax rates in foreign taxing jurisdictions. These positive impacts to income tax rates for all periods were partially offset by state income taxes and non-deductible executive compensation under Internal Revenue Code Section 162(m).

Liquidity and Capital Resources

Overview

At June 30, 2017 and March 31, 2017, we had negative working capital (current assets minus current liabilities) of $20,243,000 and $20,651,000, respectively, and a ratio of current assets to current liabilities of 0.86:1.00 for both periods. The long-term classification of our core inventory, new business with existing and potential new customers, and the addition of any new product lines will continue to require the use of working capital to grow our business.

We generated cash during the three months ended June 30, 2017 from the use of receivable discount programs with certain of our major customers and their respective banks, as well as from our credit facility. The cash generated from these activities was used primarily to build our inventory levels to support anticipated higher sales.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

As of June 30, 2017, our board of directors had approved a stock repurchase program of up to $15,000,000 of our common stock. As of June 30, 2017, $4,358,000 of the $15,000,000 had been utilized and $10,642,000 remained available to repurchase shares under the authorized share repurchase program. We retired the 69,261 shares repurchased under this program during the three months ended June 30, 2017. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Three Months Ended June 30,
	2017	2016
Cash provided by (used in):
Operating activities	$(644,000)	$(13,839,000)
Investing activities	(770,000)	(1,701,000)
Financing activities	458,000	13,390,000
Effect of exchange rates on cash and cash equivalents	47,000	(30,000)
Net decrease in cash and cash equivalents	$(909,000)	$(2,180,000)
Additional selected cash flow data:
Depreciation and amortization	$1,039,000	$860,000
Capital expenditures	597,000	1,568,000

Net cash used in operating activities was $644,000 and $13,839,000 during the three months ended June 30, 2017 and 2016, respectively. The significant changes in our operating activities were due primarily to (i) decreases in accounts receivable and accounts payable during the three months ended June 30, 2017 compared to increases during the three months ended June 30, 2016 and (ii) increased operating results (net income plus net add-backs for non-cash transactions in earnings). In addition, our prior year operating activities were impacted by payments made in connection with new business.

Net cash used in investing activities was $770,000 and $1,701,000 during the three months ended June 30, 2017 and 2016, respectively. This change was due primarily to the timing of cash used for the purchase of plant and equipment.

Net cash provided by financing activities was $458,000 and $13,390,000 during the three months ended June 30, 2017 and 2016, respectively. This change was due mainly to decreased borrowing and cash used to repurchase shares of our common stock under our share repurchase program.

Capital Resources

Debt

We are party to the following credit agreements.

Credit Facility

We are a party to a $145,000,000 senior secured financing, as amended, (the “Credit Facility”) with the lenders party thereto, and PNC Bank, National Association, as administrative agent, consisting of (i) a $120,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of our assets. Our Credit Facility permits the payment of up to $10,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants. This amount was increased to $15,000,000 under the April 2017 amendment to the Credit Facility.

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

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 3.56% and 4.65%, respectively, at June 30, 2017 and 3.29% and 3.55%, respectively, at March 31, 2017.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of June 30, 2017.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of June 30, 2017	Financial covenants required under the Credit Facility
Maximum senior leverage ratio	0.34	2.50
Minimum fixed charge coverage ratio	2.09	1.15

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

We had $15,000,000 and $11,000,000 outstanding under the Revolving Facility at June 30, 2017 and March 31, 2017, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at June 30, 2017. At June 30, 2017, $104,140,000, subject to certain adjustments, was available under the Revolving Facility.

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

The fair value of the Supplier Warrant using level 3 inputs and the Monte Carlo simulation model was $10,586,000 and $11,879,000 at June 30, 2017 and March 31, 2017, respectively. These amounts are included in other liabilities in the consolidated balance sheets. The warrant liability continues to be classified as a noncurrent liability at June 30, 2017 as we do not expect to settle this amount in cash. During the three months ended June 30, 2017 and 2016, a gain of $1,293,000 and $5,589,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs:

	Three Months Ended June 30,
	2017	2016
Receivables discounted	$86,520,000	$80,649,000
Weighted average days	342	341
Annualized weighted average discount rate	3.1%	2.7%
Amount of discount as interest expense	$2,522,000	$2,068,000

Off-Balance Sheet Arrangements

At June 30, 2017, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $597,000 and $1,568,000 for the three months ended June 30, 2017 and 2016, respectively. These capital expenditures primarily represent the purchase of equipment for our office, manufacturing and warehouse facilities. We expect our fiscal 2018 capital expenditures to be approximately $7,500,000 to support our current operations. In addition, we expect to invest approximately $11,000,000 in capital expenditures in connection with the expansion of our operations in Mexico during fiscal 2018. We expect to use our working capital and/or incur additional capital lease obligations to finance these capital expenditures.

Subsequent Events

Credit Facility

In July 2017, we entered into a fifth amendment to the Credit Facility (the “Fifth Amendment”) which, among other things, amended the definition of permitted acquisitions, permitted indebtedness, and pledge agreements.

Acquisition

In July 2017, we completed the acquisition of all the equity interests of D&V Electronics Ltd. (“D&V”), a privately held developer and manufacturer of leading edge diagnostics systems for laboratory, endurance, and production based in Ontario, Canada. The acquisition was consummated pursuant to a share purchase agreement dated July 18, 2017. The assets and results of operations of D&V were not significant to our consolidated financial position or results of operations, and thus pro forma information is not presented.

Litigation

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2017, which was filed on June 14, 2017 and as amended by the Form 10-K/A filed with the SEC on July 31, 2017.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2017, which was filed on June 14, 2017, except as discussed below.

New Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers” (“ASC 606”), which amends the guidance in the former ASC 605, “Revenue Recognition”. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. An entity may elect either a full retrospective transition method, which requires the restatement of all periods presented, or a modified retrospective transition method, which requires a cumulative effect recognized as of the date of initial application to be used on transition. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for us as of April 1, 2018 and we do not plan to early adopt. We are currently in the process of determining whether we will utilize the full or modified retrospective method of adoption allowed by the new standard and the impact on our consolidated financial statements and footnote disclosures. We will continue to provide enhanced disclosures as we continue our assessment.

Due to the impact the new standard may have on our business processes, systems, and controls, a project team has been formed to evaluate and guide the implementation process. To date, we have performed a preliminary assessment of key customer contracts and are in the process of comparing historical accounting policies and practices to the new standard, including (i) assessing the current net-of-core value revenue recognition policy, and whether the performance obligation(s) related to the sale of our products will include both the core and unit value; (ii) the assessment of potential variable consideration including the accounting for return rights, the core exchange program, warranty and various allowances provided to our customers; (iii) the classification of assets and liabilities related to core assets and liabilities and customer allowances, and (iv) principal versus agent considerations as amended through Accounting Standards Update (“ASU”) 2016-08, “Principal Versus Agent Considerations (Reporting Revenue Gross Versus Net)”. We have also developed a method to finalize the assessments on key customer contracts and incorporate the remaining contracts into the assessment. We continue to evaluate the impact ASC 606, related amendments and interpretive guidance will have on our consolidated financial statements.

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

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2017, which was filed with the SEC on June 14, 2017.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the first quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2017, which was filed on June 14, 2017 and as amended by the Form 10-K/A filed with the SEC on July 31, 2017.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2017, filed on June 14, 2017 and as amended by the Form 10-K/A filed with the SEC on July 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends

The Credit Facility permits the payment of up to $15,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended June 30, 2017 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2017:
Open market and privately negotiated purchases	-	$-	-	$12,621,000
May 1 - May 31, 2017:
Open market and privately negotiated purchases	-	$-	-	12,621,000
June 1 - June 30, 2017:
Open market and privately negotiated purchases	69,261	$28.57	69,261	10,642,000
Total	69,261		69,261	$10,642,000

(1)
As of June 30, 2017, $4,658,000 of the $15,000,000 had been utilized and $10,642,000 remained available to repurchase shares under the authorized share repurchase program. We retired the 69,261 shares repurchased under this program during the three months ended June 30, 2017. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 3.	Defaults Upon Senior Securities

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 9, 2014.

3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

4.1	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

Number	Description of Exhibit	Method of Filing

4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

10.1
Fifth Amendment to Loan Agreement, dated as of July 18, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 24, 2017.

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

101.1
The following financial information from Motorcar Parts of America, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in Extensible Business Reporting Language (“XBRL”) and filed electronically herewith: (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows; and (v) the Condensed Notes to Consolidated Financial Statements
Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC

Dated: August 9, 2017	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 9, 2017	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer