Form 10-Q
period 2017-09-30
MOTORCAR PARTS AMERICA INC
filed 2017-11-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

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

There were 19,069,594 shares of Common Stock outstanding at November 2, 2017.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
	September 30,2017	March 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$15,090,000	$9,029,000
Short-term investments	2,568,000	2,140,000
Accounts receivable — net	12,393,000	26,017,000
Inventory— net	88,902,000	67,516,000
Inventory unreturned	7,704,000	7,581,000
Prepaid expenses and other current assets	17,178,000	9,848,000
Total current assets	143,835,000	122,131,000
Plant and equipment — net	19,868,000	18,437,000
Long-term core inventory — net	265,564,000	262,922,000
Long-term core inventory deposits	5,569,000	5,569,000
Long-term deferred income taxes	14,079,000	13,546,000
Goodwill	2,551,000	2,551,000
Intangible assets — net	4,191,000	3,993,000
Other assets	5,807,000	6,990,000
TOTAL ASSETS	$461,464,000	$436,139,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$85,028,000	$85,960,000
Accrued liabilities	9,061,000	10,077,000
Customer finished goods returns accrual	13,421,000	17,667,000
Accrued core payment	11,360,000	11,714,000
Revolving loan	36,000,000	11,000,000
Other current liabilities	3,565,000	3,300,000
Current portion of term loan	3,060,000	3,064,000
Total current liabilities	161,495,000	142,782,000
Term loan, less current portion	15,401,000	16,935,000
Long-term accrued core payment	6,808,000	12,349,000
Long-term deferred income taxes	205,000	180,000
Other liabilities	3,459,000	15,212,000
Total liabilities	187,368,000	187,458,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized;19,062,869 and 18,648,854 shares issued and outstanding at September 30, 2017 and March 31, 2017, respectively	191,000	186,000
Additional paid-in capital	216,176,000	205,646,000
Retained earnings	64,217,000	50,290,000
Accumulated other comprehensive loss	(6,488,000)	(7,441,000)
Total shareholders’ equity	274,096,000	248,681,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$461,464,000	$436,139,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net sales	$111,774,000	$108,836,000	$206,837,000	$194,248,000
Cost of goods sold	84,612,000	78,178,000	153,836,000	143,199,000
Gross profit	27,162,000	30,658,000	53,001,000	51,049,000
Operating expenses:
General and administrative	8,615,000	9,869,000	14,802,000	13,494,000
Sales and marketing	3,457,000	2,707,000	6,851,000	5,341,000
Research and development	1,240,000	905,000	2,242,000	1,774,000
Total operating expenses	13,312,000	13,481,000	23,895,000	20,609,000
Operating income	13,850,000	17,177,000	29,106,000	30,440,000
Interest expense, net	3,522,000	3,189,000	6,836,000	6,008,000
Income before income tax expense	10,328,000	13,988,000	22,270,000	24,432,000
Income tax expense	4,027,000	4,845,000	8,343,000	7,781,000
Net income	$6,301,000	$9,143,000	$13,927,000	$16,651,000
Basic net income per share	$0.34	$0.49	$0.75	$0.90
Diluted net income per share	$0.33	$0.47	$0.72	$0.86
Weighted average number of shares outstanding:
Basic	18,718,709	18,641,324	18,687,179	18,544,118
Diluted	19,356,809	19,429,390	19,371,144	19,384,668

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Net income	$6,301,000	$9,143,000	$13,927,000	$16,651,000
Other comprehensive income (loss), net of tax:
Unrealized gain on short-term investments (net of tax of $40,000, $44,000, $78,000, and $59,000)	60,000	66,000	116,000	88,000
Foreign currency translation gain (loss)	608,000	(807,000)	837,000	(1,342,000)
Total other comprehensive gain (loss), net of tax	668,000	(741,000)	953,000	(1,254,000)
Comprehensive income	$6,969,000	$8,402,000	$14,880,000	$15,397,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
Cash flows from operating activities:	2017	2016
Net income	$13,927,000	$16,651,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,828,000	1,480,000
Amortization of intangible assets	325,000	290,000
Amortization of debt issuance costs	426,000	355,000
Amortization of interest on accrued core payments	269,000	370,000
Gain due to change in fair value of the warrant liability	(2,313,000)	(4,765,000)
Gain due to change in fair value of the contingent consideration	-	(16,000)
Net provision for inventory reserves	3,258,000	1,020,000
Net provision for customer payment discrepancies	604,000	7,000
Net recovery of doubtful accounts	(2,000)	(12,000)
Deferred income taxes	(433,000)	(1,167,000)
Share-based compensation expense	1,744,000	1,737,000
Loss on disposal of plant and equipment	7,000	1,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	14,683,000	(7,493,000)
Inventory	(18,718,000)	(14,305,000)
Inventory unreturned	(123,000)	292,000
Prepaid expenses and other current assets	(6,093,000)	(1,936,000)
Other assets	1,198,000	(4,549,000)
Accounts payable and accrued liabilities	(3,465,000)	288,000
Customer finished goods returns accrual	(4,246,000)	(6,615,000)
Long-term core inventory	(5,155,000)	(10,643,000)
Accrued core payments	(6,164,000)	2,261,000
Other liabilities	295,000	4,433,000
Net cash used in operating activities	(8,148,000)	(22,316,000)
Cash flows from investing activities:
Purchase of plant and equipment	(2,460,000)	(2,594,000)
Purchase of business, net of cash acquired	(4,974,000)	(600,000)
Change in short-term investments	(226,000)	(270,000)
Net cash used in investing activities	(7,660,000)	(3,464,000)
Cash flows from financing activities:
Borrowings under revolving loan	52,000,000	24,000,000
Repayments of revolving loan	(27,000,000)	(12,000,000)
Repayments of term loan	(1,563,000)	(1,563,000)
Payments for debt issuance costs	(443,000)	(444,000)
Payments on capital lease obligations	(392,000)	(221,000)
Payment of contingent consideration	-	(314,000)
Exercise of stock options	295,000	1,047,000
Cash used to net share settle equity awards	(594,000)	(1,057,000)
Settlement of warrant	4,000,000	-
Repurchase of common stock, including fees	(4,476,000)	-
Net cash provided by financing activities	21,827,000	9,448,000
Effect of exchange rate changes on cash and cash equivalents	42,000	(113,000)
Net increase (decrease) in cash and cash equivalents	6,061,000	(16,445,000)
Cash and cash equivalents — Beginning of period	9,029,000	21,897,000
Cash and cash equivalents — End of period	$15,090,000	$5,452,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$6,121,000	$5,224,000
Income taxes, net of refunds	11,672,000	5,063,000
Non-cash investing and financing activities:
Plant and equipment acquired under capital lease	$498,000	$312,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2017
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2017, as amended by the Form 10-K/A filed with the SEC on July 31, 2017.

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

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. The Company added turbochargers with its acquisition in July 2016. The Company began selling brake power boosters in August 2016. As a result of the Company’s acquisition in July 2017, its business also now includes developing and selling diagnostics systems for alternators and starters, electric vehicle power-train and battery technology.

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

2. New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers” (“ASC 606”), which amends the guidance in the former ASC 605, “Revenue Recognition”. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. The Company may elect either a full retrospective transition method, which requires the restatement of all periods presented, or a modified retrospective transition method, which requires a cumulative effect recognized as of the date of initial application to be used in transition. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for the Company as of April 1, 2018 and the Company does not plan to early adopt. The Company is currently in the process of determining whether it will utilize the full or modified retrospective method of adoption allowed by the new standard and the impact on its consolidated financial statements and footnote disclosures. The determination of utilizing the full retrospective or modified retrospective method of adoption will be driven by the changes required by ASC 606 and the Company’s ability to recast past financial statements based upon those requirements. The Company will continue to provide enhanced disclosures as it continues its assessment.

ASC 606 establishes the requirements for recognizing revenue from contracts with customers.  The standard requires entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under the new standard, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for the good or service. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Due to the impact the new standard may have on the Company’s business processes, systems, and controls, a project team has been formed to evaluate and guide the implementation process. The Company has performed a preliminary assessment, which has included the identification of the key revenue streams and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The assessment has resulted in the identification of potential accounting differences that may arise from the application of the new standard. The implementation team has also made substantial progress in the contract review phase of the project which includes identifying the population of contracts for a deeper analysis of the potential accounting impacts due to the new standard for individual contracts. During the second quarter, the team continued to identify changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard. A detailed implementation plan for the second half of fiscal 2018 has been developed and includes tasks around data gathering, identification of the new journal entries, training, design of new processes and controls as well as testing of the controls.

The Company anticipates that the adoption of ASU 2014-09 will primarily impact the timing of revenue recognition for nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program and will result in an acceleration of revenue recognition in addition to some changes to revenue related disclosures and financial statement presentation. Conversely, the Company does not expect there to be a significant effect, other than classification, upon the balance sheet for anticipated returned cores. The Company currently accounts for fully priced Remanufactured Cores anticipated to be returned as long term core inventory. Under ASC 606, the Company will reclassify this asset to a contractual asset and recognize a contractual liability for amounts expected to be refunded to customers. For certain contracts, the Company offers customer incentives that may be considered a material right to the customer under ASC 606. These incentives may result in the Company having multiple performance obligations in an agreement and may delay the timing of revenues. In addition, certain payments made to customers in connection with future contracts may be deferred and amortized over future periods.

While the Company has made substantial progress in identifying the likely impacts of the new standard, it has not yet determined a range of the potential quantitative impact.

ASC 606 provides several practical expedients, for which the Company anticipates adopting. The first of these practical expedients allows a company to expense incremental costs of obtaining a contract as incurred if the amortization period would have been one year or less. Similarly, the Company plans to adopt guidance which allows for the effects of a significant financing component to be ignored if a company expects that the period between the transfer of the goods and services to the customer and payment will be one year or less. Finally, the Company plans to adopt guidance which allows a company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.  The Company continues to evaluate the impact ASC 606, related amendments and interpretive guidance will have on its consolidated financial statements.

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

Derivatives and Hedging

In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the guidance allows for early adoption in any interim period after issuance of the update. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

3. Acquisition

Pursuant to a share repurchase agreement dated July 18, 2017, the Company completed the acquisition of all the equity interests of D&V Electronics Ltd. (“D&V”) based in Ontario, Canada, a privately held developer and manufacturer of leading edge diagnostics systems for alternators and starters, electric vehicle power-train and battery technology.

The Company allocated the initial purchase consideration to acquire D&V to finite-lived intangible assets of $323,000 for developed technology with an estimated useful life of 3 years and $197,000 for trademarks with an estimated useful life of 2 years, $3,383,000 for inventory, and other net assets of $1,071,000. The assets and results of operations of D&V were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

4. Goodwill and Intangible Assets

Goodwill

The following summarizes the changes in the Company’s goodwill:

	Six Months Ended September 30,
	2017	2016
Balance at beginning of period	$2,551,000	$2,053,000
Goodwill acquired	-	423,000
Translation adjustment	-	-
Impairment	-	-
Balance at end of period	$2,551,000	$2,476,000

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		September 30, 2017		March 31, 2017
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$903,000	$240,000	$705,000	$191,000
Customer relationships	13 years	5,900,000	2,679,000	5,900,000	2,421,000
Developed technology	3 years	325,000	18,000	-	-
Total		$7,128,000	$2,937,000	$6,605,000	$2,612,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016

Amortization expense	$180,000	$145,000	$325,000	$290,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2018 - remaining six months	$394,000
2019	787,000
2020	721,000
2021	616,000
2022	580,000
Thereafter	1,093,000
Total	$4,191,000

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

Accounts receivable — net is comprised of the following:

	September 30, 2017	March 31, 2017
Accounts receivable — trade	$80,510,000	$76,902,000
Allowance for bad debts	(4,142,000)	(4,140,000)
Customer allowances earned	(11,558,000)	(7,880,000)
Customer payment discrepancies	(944,000)	(751,000)
Customer returns RGA issued	(17,882,000)	(12,710,000)
Customer core returns accruals	(33,591,000)	(25,404,000)
Less: total accounts receivable offset accounts	(68,117,000)	(50,885,000)
Total accounts receivable — net	$12,393,000	$26,017,000

Warranty Returns

The Company allows its customers to return goods that their customers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At September 30, 2017 and March 31, 2017, the Company’s total warranty return accrual was $14,799,000 and $14,286,000, respectively, of which $7,674,000 and $5,303,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $7,125,000 and $8,983,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Balance at beginning of period	$12,849,000	$11,559,000	$14,286,000	$10,845,000
Charged to expense/additions	29,359,000	28,179,000	51,565,000	50,873,000
Amounts processed	(27,409,000)	(26,031,000)	(51,052,000)	(48,011,000)
Balance at end of period	$14,799,000	$13,707,000	$14,799,000	$13,707,000

6. Inventory

Inventory is comprised of the following:

	September 30, 2017	March 31, 2017
Non-core inventory
Raw materials	$28,335,000	$21,515,000
Work-in-process	1,751,000	641,000
Finished goods	62,393,000	48,337,000
	92,479,000	70,493,000
Less allowance for excess and obsolete inventory	(3,577,000)	(2,977,000)
Total	$88,902,000	$67,516,000

Inventory unreturned	$7,704,000	$7,581,000
Long-term core inventory
Used cores held at the Company’s facilities	$40,150,000	$38,713,000
Used cores expected to be returned by customers	16,533,000	11,752,000
Remanufactured cores held in finished goods	34,688,000	27,667,000
Remanufactured cores held at customers’ locations (1)	176,479,000	185,938,000
	267,850,000	264,070,000
Less allowance for excess and obsolete inventory	(2,286,000)	(1,148,000)
Total	$265,564,000	$262,922,000

Long-term core inventory deposits	$5,569,000	$5,569,000

(1)	Remanufactured cores held at customers’ locations represent the core portion of the Company’s customers’ finished goods at the Company’s customers’ locations.

7. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
Sales	2017	2016	2017	2016
Customer A	48%	45%	44%	48%
Customer B	25%	21%	25%	18%
Customer C	14%	19%	15%	19%
Customer D	3%	4%	5%	4%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	September 30, 2017	March 31, 2017
Customer A	31%	33%
Customer B	15%	18%
Customer C	17%	12%
Customer D	17%	16%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Rotating electrical products	76%	80%	77%	76%
Wheel hub products	18%	20%	18%	21%
Brake master cylinders products	3%	3%	3%	4%
Other products	3%	(3)%	2%	(1)%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2017 and 2016.

8. Debt

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

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 3.74% and 3.96%, respectively, at September 30, 2017 and 3.29% and 3.55%, respectively, at March 31, 2017.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of September 30, 2017.

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

The following summarizes information about the Company’s Term Loans at:

	September 30, 2017	March 31, 2017
Principal amount of term loan	$18,750,000	$20,312,000
Unamortized financing fees	(289,000)	(313,000)
Net carrying amount of term loan	18,461,000	19,999,000
Less current portion of term loan	(3,060,000)	(3,064,000)
Long-term portion of term loan	$15,401,000	$16,935,000

Future repayments of the Company’s Term Loans are as follows:

Year Ending March 31,
2018 - remaining six months	1,562,000
2019	3,125,000
2020	3,125,000
2021	10,938,000
Total payments	$18,750,000

The Company had $36,000,000 and $11,000,000 outstanding under the Revolving Facility at September 30, 2017 and March 31, 2017, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at September 30, 2017. At September 30, 2017, $83,140,000, subject to certain adjustments, was available under the Revolving Facility.

WX Agreement

In August 2012, the Company entered into a Revolving Credit/Strategic Cooperation Agreement (the “WX Agreement”) with Wanxiang America Corporation (the “Supplier”) and the discontinued subsidiaries. In connection with the WX Agreement, the Company issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of the Company’s common stock for an exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017.

On September 8, 2017, the Supplier exercised the Supplier Warrant in full and paid the Company $4,000,000. As a result of the exercise, the Supplier Warrant is no longer outstanding. The fair value of the Supplier Warrant on the exercise date was $9,566,000 using level 3 inputs and the Monte Carlo simulation model. The following assumptions were used to calculate the fair value of the Supplier Warrant: dividend yield of 0%, expected volatility of 26.4%, risk-free interest rate of 0.96%, subsequent financing probability of 0%, and an expected life of 0.06 years. The Company recorded a non-cash reclassification of the Supplier Warrant’s fair value to shareholders’ equity on the exercise date, with no further adjustments to the fair value of the Supplier Warrant being required. The fair value of the Supplier Warrant was $11,879,000 at March 31, 2017 and was included in other liabilities in the consolidated balance sheet.

During the three months ended September 30, 2017 and 2016, a gain of $1,020,000 and a loss of $824,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2017 and 2016, a gain of $2,313,000 and $4,765,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the Company’s accounts receivable discount programs:

	Six Months Ended September 30,
	2017	2016
Receivables discounted	$175,209,000	$167,670,000
Weighted average days	341	341
Annualized weighted average discount rate	3.1%	2.8%
Amount of discount as interest expense	$5,090,000	$4,408,000

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

The following presents a reconciliation of basic and diluted net income per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2017	2016	2017	2016
Net income	$6,301,000	$9,143,000	$13,927,000	$16,651,000
Basic shares	18,718,709	18,641,324	18,687,179	18,544,118
Effect of potentially dilutive securities	638,100	788,066	683,965	840,550
Diluted shares	19,356,809	19,429,390	19,371,144	19,384,668
Net income per share:

Basic net income per share	$0.34	$0.49	$0.75	$0.90
Diluted net income per share	$0.33	$0.47	$0.72	$0.86

The effect of dilutive options excludes (i) 455,339 shares subject to options with exercise prices ranging from $27.40 to $34.17 per share for the three months ended September, 30, 2017, (ii) 291,215 shares subject to options with exercise prices ranging from $28.68 to $34.17 per share for the three months ended September, 30, 2016, (iii) 292,239 shares subject to options with exercise prices ranging from $28.68 to $34.17 per share for the six months ended September 30, 2017, and (iv) 108,815 shares subject to options with exercise prices ranging from $30.91 to $34.17 per share for the six months ended September 30, 2016, which were anti-dilutive.

11. Income Taxes

The Company recorded income tax expense for the three months ended September 30, 2017 and 2016 of $4,027,000, or an effective tax rate of 39.0%, and $4,845,000, or an effective tax rate of 34.6%. The Company recorded income tax expenses for the six months ended September 30, 2017 and 2016 of $8,343,000, or an effective tax rate of 37.5%, and $7,781,000, or an effective tax rate of 31.8%, respectively. The Company’s income tax rate for the three months for both periods includes the required adjustments to reflect the appropriate six-month rate for each fiscal year. The income tax rates for the three and six months ended September 30, 2017 were higher than the federal statutory rate primarily due to (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions and (ii) non-deductible executive compensation under Internal Revenue Code Section 162(m). The income tax rate for the six months ended September 30, 2016 was also positively impacted by a non-taxable gain of $4,765,000 in connection with the fair value adjustment on the warrants and excess tax benefits on share-based compensation of $590,000.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $26,258,000 and $26,880,000 at September 30, 2017 and March 31, 2017, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Instruments	2017	2016	2017	2016
Forward foreign currency exchange contracts	$(330,000)	$(507,000)	$722,000	$(1,186,000)

The fair value of the forward foreign currency exchange contracts of $1,149,000 and $427,000 is included in prepaid and other current assets in the consolidated balance sheets at September 30, 2017 and March 31, 2017, respectively.

13. Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2017				March 31, 2017
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,568,000	$2,568,000	-	-	$2,140,000	$2,140,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	1,149,000	-	$1,149,000	-	427,000	-	$427,000	-

Liabilities
Other current liabilities
Deferred compensation	2,568,000	2,568,000	-	-	2,140,000	2,140,000	-	-
Other liabilities
Warrant liability	-	-	-	-	11,879,000	-	-	$11,879,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended September 30, 2017 and 2016, a loss of $330,000 and $507,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts. During the six months ended September 30, 2017 and 2016, a gain of $722,000 and a loss of $1,186,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Level 3 Fair Value Measurements

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended September 30,				Six Months Ended September 30,
	2017		2016		2017		2016
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$10,586,000	$-	$10,054,000	$314,000	$11,879,000	$-	$15,643,000	$330,000
Newly issued	-	-	-	-	-	-	-	-
Total (gain) loss included in net income (loss)	(1,020,000)	-	824,000	-	(2,313,000)	-	(4,765,000)	(16,000)
Exercises/settlements (1)	(9,566,000)	-	-	(314,000)	(9,566,000)	-	-	(314,000)
Net transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$10,878,000	$-	$-	$-	$10,878,000	$-

(1)	Represents the fair value of the Supplier Warrant as of the exercise date (see Note 8).

During the three and six months ended September 30, 2017, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

14. Share-based Payments

Stock Options

The Company granted options to purchase 163,100 and 184,000 shares of common stock during the six months ended September 30, 2017 and 2016, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Six Months Ended September 30,
	2017	2016
Weighted average risk free interest rate	1.90%	1.38%
Weighted average expected holding period (years)	5.82	5.84
Weighted average expected volatility	47.36%	47.42%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$12.69	$13.07

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2017	1,036,359	$14.92
Granted	163,100	$27.40
Exercised	(28,951)	$10.15
Forfeited	(1,000)	$29.66
Outstanding at September 30, 2017	1,169,508	$16.77

At September 30, 2017, options to purchase 324,087 shares of common stock were unvested at the weighted average exercise price of $28.33.

At September 30, 2017, there was $3,833,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 2.1 years.

Restricted Stock Units (“RSUs”)

During the six months ended September 30, 2017 and 2016, the Company granted 60,000 and 42,876 shares of RSUs, respectively, with an estimated grant date fair value of $1,644,000 and $1,224,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2017	126,277	$28.26
Granted	60,000	$27.40
Vested	(56,909)	$26.89
Forfeited	-	$-
Non-vested at September 30, 2017	129,368	$28.46

At September 30, 2017, there was $3,123,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.1 years.

15. Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$584,000	$(7,740,000)	$(7,156,000)	$354,000	$(5,719,000)	$(5,365,000)
Other comprehensive income (loss), net of tax	60,000	608,000	668,000	66,000	(807,000)	(741,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$644,000	$(7,132,000)	$(6,488,000)	$420,000	$(6,526,000)	$(6,106,000)

	Six Months Ended September 30, 2017			Six Months Ended September 30, 2016
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$528,000	$(7,969,000)	$(7,441,000)	$332,000	$(5,184,000)	$(4,852,000)
Other comprehensive income (loss), net of tax	116,000	837,000	953,000	88,000	(1,342,000)	(1,254,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$644,000	$(7,132,000)	$(6,488,000)	$420,000	$(6,526,000)	$(6,106,000)

16. Share Repurchase Program

As of September 30, 2017, the Company’s board of directors had approved a stock repurchase program of up to $15,000,000 of its common stock. As of September 30, 2017, $6,855,000 of the $15,000,000 had been utilized and $8,145,000 remained available to repurchase shares under the authorized share repurchase program. The Company retired the 303,665 shares repurchased under this program through September 30, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES programs. Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. We added turbochargers with our acquisition in July 2016. We began selling brake power boosters in August 2016. As a result of our acquisition in July 2017, our business also now includes developing and selling diagnostics systems for alternators and starters, electric vehicle power-train and battery technology.

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

Results of Operations for the Three Months Ended September 30, 2017 and 2016

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended September 30,
	2017	2016
Gross profit percentage	24.3%	28.2%
Cash flow used in operations	$(7,504,000)	$(8,477,000)
Finished goods turnover (annualized) (1)	5.4	5.9

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended September 30,
	2017	2016
Net sales	$111,774,000	$108,836,000
Cost of goods sold	84,612,000	78,178,000
Gross profit	27,162,000	30,658,000
Gross profit percentage	24.3%	28.2%

Net Sales. Our net sales for the three months ended September 30, 2017 increased by $2,938,000, or 2.7%, to $111,774,000 compared to net sales for the three months ended September 30, 2016 of $108,836,000. The increase in our net sales was primarily due to higher sales of brake power boosters and diagnostics systems which resulted from our July 2017 acquisition. This increase was partially offset by initial return and stock adjustment accruals related to new business as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage was 24.3% for the three months ended September 30, 2017 compared to 28.2% for the three months ended September 30, 2016. Gross profit for the three months ended September 30, 2017 was impacted by $2,496,000 for initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $362,000. In addition, our gross profit for the three months ended September 30, 2017 was further impacted by higher returns and lower purchasing volume impacting overhead absorption. Our gross profit for the three months ended September 30, 2016 was impacted by $3,547,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $213,000, and a cost of goods sold impact of $16,000 for start-up costs incurred related to our launch of brake power boosters.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended September 30,
	2017	2016
General and administrative	$8,615,000	$9,869,000
Sales and marketing	3,457,000	2,707,000
Research and development	1,240,000	905,000

Percent of net sales

General and administrative	7.7%	9.1%
Sales and marketing	3.1%	2.5%
Research and development	1.1%	0.8%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2017 were $8,615,000, which represents a decrease of $1,254,000, or 12.7%, from general and administrative expenses for the three months ended September 30, 2016 of $9,869,000. This decrease was primarily due to a $1,020,000 gain compared to a loss of $824,000 recorded due to the change in the fair value of the warrant liability during the three months ended September 30, 2017 and 2016, respectively. This decrease was partially offset by (i) $334,000 of increased general and administrative expenses at our offshore locations and (ii) $291,000 of general and administrative expenses attributable to our July 2017 acquisition.

Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2017 increased $750,000, or 27.7%, to $3,457,000 from $2,707,000 for the three months ended September 30, 2016. The increase was due primarily to (i) $279,000 of sales and marketing expenses attributable to our July 2017 acquisition, (ii) $231,000 of increased commissions, and (iii) $165,000 for personnel added to support our growth initiatives.

Research and Development. Our research and development expenses increased by $335,000, or 37.0%, to $1,240,000 for the three months ended September 30, 2017 from $905,000 for the three months ended September 30, 2016, primarily attributable to our July 2017 acquisition.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended September 30, 2017 increased $333,000, or 10.4%, to $3,522,000 from $3,189,000 for the three months ended September 30, 2016. The increase in interest expense was due primarily to increased use of our accounts receivable discount programs and increased average outstanding borrowings.

Provision for Income Taxes

Income Tax. Our income tax expense for the three months ended September 30, 2017 and 2016 was $4,027,000, or an effective tax rate of 39.0%, and $4,845,000, or an effective tax rate of 34.6%, respectively. Our income tax rate for both periods includes the required adjustments to reflect the appropriate six-month rate for each fiscal year. The income tax rate for the three months ended September 30, 2017 was higher than the federal statutory rate primarily due to (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions and (ii) non-deductible executive compensation under Internal Revenue Code Section 162(m). In addition, our income tax rate for the three months ended September 30, 2016 was positively impacted by the excess tax benefits on share-based compensation of $199,000.

Results of Operations for the Six Months Ended September 30, 2017 and 2016

The following discussion and analysis should be read in conjunction with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Six Months Ended September 30,
	2017	2016
Gross profit percentage	25.6%	26.3%
Cash flow used in operations	$(8,148,000)	$(22,316,000)
Finished goods turnover (annualized) (1)	5.6	6.0

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 2 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended September 30,
	2017	2016
Net sales	$206,837,000	$194,248,000
Cost of goods sold	153,836,000	143,199,000
Gross profit	53,001,000	51,049,000
Gross profit percentage	25.6%	26.3%

Net Sales. Our net sales for the six months ended September 30, 2017 increased by $12,589,000, or 6.5%, to $206,837,000 compared to net sales for the six months ended September 30, 2016 of $194,248,000. The increase in our net sales was attributable to higher sales of rotating electrical products, brake power boosters, and diagnostics systems, which resulted from our July 2017 acquisition. In addition, our net sales were further impacted by initial return and stock adjustment accruals related to new business as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage was 25.6% for the six months ended September 30, 2017 compared to 26.3% for the six months ended September 30, 2016. Gross profit for the six months ended September 30, 2017 was impacted by $2,496,000 for initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $362,000. In addition, our gross profit for the six months ended Sept 30, 2017 was further impacted by higher returns and lower purchasing volume impacting overhead absorption. Our gross profit for the six months ended September 30, 2016 was impacted by $11,957,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $568,000, and a cost of goods sold impact of $140,000 for start-up costs incurred related to our launch of brake power boosters.

Operating Expenses

The following summarizes operating expenses:

	Six Months Ended September 30,
	2017	2016
General and administrative	$14,802,000	$13,494,000
Sales and marketing	6,851,000	5,341,000
Research and development	2,242,000	1,774,000

Percent of net sales

General and administrative	7.2%	6.9%
Sales and marketing	3.3%	2.7%
Research and development	1.1%	0.9%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2017 were $14,802,000, which represents an increase of $1,308,000, or 9.7%, from general and administrative expenses for the six months ended September 30, 2016 of $13,494,000. The increase was primarily due to (i) a $2,313,000 gain compared to a $4,765,000 gain recorded due to the change in the fair value of the warrant liability during the six months ended September 30, 2017 and 2016, respectively, (ii) $570,000 of increased general and administrative expenses at our offshore locations, and (iii) $291,000 of general and administrative expenses attributable to our July 2017 acquisition. These increases were partially offset by a $722,000 gain recorded due to the change in the fair value of the forward foreign currency exchange contracts during the six months ended September 30, 2017 compared to a $1,186,000 loss recorded during the six months ended September 30, 2016.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2017 increased $1,510,000, or 28.3%, to $6,851,000 from $5,341,000 for the six months ended September 30, 2016. The increase was due primarily (i) $631,000 of increased commissions, (ii) $395,000 for personnel added to support our growth initiatives, and (iii) $279,000 of sales and marketing expenses attributable to our July 2017 acquisition.

Research and Development. Our research and development expenses increased by $468,000, or 26.4%, to $2,242,000 for the six months ended September 30, 2017 from $1,774,000 for the six months ended September 30, 2016, due primarily to (i) $332,000 attributable to our July 2017 acquisition and (ii) $166,000 for personnel added to support our growth initiatives.

Interest Expense

Interest Expense, net. Our interest expense, net for the six months ended September 30, 2017 increased $828,000, or 13.8%, to $6,836,000 from $6,008,000 for the six months ended September 30, 2016. The increase in interest expense was due primarily to increased use of our accounts receivable discount programs and increased average outstanding borrowings.

Provision for Income Taxes

Income Tax. Our income tax expense for the six months ended September 30, 2017 and 2016 was $8,343,000, or an effective tax rate of 37.5%, and $7,781,000, or an effective tax rate of 31.8%, respectively. The income tax rates for all periods are increased by (i) state income taxes, which were partially offset by the benefit of lower statutory tax rates in foreign taxing jurisdictions and (ii) non-deductible executive compensation under Internal Revenue Code Section 162(m). These increases were partially offset by (i) non-taxable gains in connection with the fair value adjustment on the warrants of $2,313,000 and $4,765,000 for the six months ended September 30, 2017 and 2016, respectively and (ii) excess tax benefits on share-based compensation of $150,000 and $590,000 for the six months ended September 30, 2017 and 2016, respectively.

Liquidity and Capital Resources

Overview

At September 30, 2017 and March 31, 2017, we had negative working capital (current assets minus current liabilities) of $17,660,000 and $20,651,000, respectively, and a ratio of current assets to current liabilities of 0.89:1.00 and 0.86:1.00, respectively. The long-term classification of our core inventory, new business with existing and potential new customers, and the addition of any new products lines will continue to require the use of working capital to grow our business.

We generated cash during the six months ended September 30, 2017 from the use of receivable discount programs with certain of our major customers and their respective banks, as well as from our credit facility. The cash generated from these activities was used primarily to build our inventory levels to support anticipated higher sales.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

As of September 30, 2017, our board of directors had approved a stock repurchase program of up to $15,000,000 of our common stock. As of September 30, 2017, $6,855,000 of the $15,000,000 had been utilized and $8,145,000 remained available to repurchase shares under the authorized share repurchase program. We retired the 303,665 shares repurchased under this program through September 30, 2017. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Six Months Ended September 30,
	2017	2016
Cash provided by (used in):
Operating activities	$(8,148,000)	$(22,316,000)
Investing activities	(7,660,000)	(3,464,000)
Financing activities	21,827,000	9,448,000
Effect of exchange rates on cash and cash equivalents	42,000	(113,000)
Net increase (decrease) in cash and cash equivalents	$6,061,000	$(16,445,000)
Additional selected cash flow data:
Depreciation and amortization	$2,153,000	$1,770,000
Capital expenditures	2,460,000	2,594,000

Net cash used in operating activities was $8,148,000 and $22,316,000 during the six months ended September 30, 2017 and 2016, respectively. The significant changes in our operating activities were due primarily to (i) a decrease in accounts receivable during the six months ended September 30, 2017 compared to an increase during the six months ended September 30, 2016 and (ii) increased payments of income taxes. In addition, our prior year operating activities were impacted by payments made in connection with new business.

Net cash used in investing activities was $7,660,000 and $3,464,000 during the six months ended September 30, 2017 and 2016, respectively. This change was due primarily to our acquisition-related activities.

Net cash provided by financing activities was $21,827,000 and $9,448,000 during the six months ended September 30, 2017 and 2016, respectively. This change was due mainly to increased net borrowing. The cash used to repurchase shares of our common stock under our share repurchase program was mostly offset by cash received upon exercise of the Supplier Warrant during the six months ended September 30, 2017.

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

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 3.74% and 3.96%, respectively, at September 30, 2017 and 3.29% and 3.55%, respectively, at March 31, 2017.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of September 30, 2017.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of September 30, 2017	Financial covenants required under the Credit Facility
Maximum senior leverage ratio	0.58	2.50
Minimum fixed charge coverage ratio	1.79	1.15

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

We had $36,000,000 and $11,000,000 outstanding under the Revolving Facility at September 30, 2017 and March 31, 2017, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at September 30, 2017. At September 30, 2017, $83,140,000, subject to certain adjustments, was available under the Revolving Facility.

WX Agreement

In August 2012, we entered into a Revolving Credit/Strategic Cooperation Agreement (the “WX Agreement”) with Wanxiang America Corporation (the “Supplier”) and the discontinued subsidiaries. In connection with the WX Agreement, we issued a warrant (the “Supplier Warrant”) to the Supplier to purchase up to 516,129 shares of our common stock for an exercise price of $7.75 per share exercisable at any time after August 22, 2014 and on or prior to September 30, 2017.

On September 8, 2017, the Supplier exercised the Supplier Warrant in full and paid us $4,000,000. As a result of the exercise, the Supplier Warrant is no longer outstanding. The fair value of the Supplier Warrant on the exercise date was $9,566,000 using level 3 inputs and the Monte Carlo simulation model. The following assumptions were used to calculate the fair value of the Supplier Warrant: dividend yield of 0%, expected volatility of 26.4%, risk-free interest rate of 0.96%, subsequent financing probability of 0%, and an expected life of 0.06 years. We recorded a non-cash reclassification of the Supplier Warrant’s fair value to shareholders’ equity on the exercise date, with no further adjustments to the fair value of the Supplier Warrant being required. The fair value of the Supplier Warrant was $11,879,000 at March 31, 2017 and was included in other liabilities in the consolidated balance sheet.

During the three months ended September 30, 2017 and 2016, a gain of $1,020,000 and a loss of $824,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the six months ended September 30, 2017 and 2016, a gain of $2,313,000 and $4,765,000, respectively, were recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs:

	Six Months Ended September 30,
	2017	2016
Receivables discounted	$175,209,000	$167,670,000
Weighted average days	341	341
Annualized weighted average discount rate	3.1%	2.8%
Amount of discount as interest expense	$5,090,000	$4,408,000

Off-Balance Sheet Arrangements

At September 30, 2017, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures were $2,460,000 and $2,594,000 for the six months ended September 30, 2017 and 2016, respectively. These capital expenditures primarily represent the purchase of equipment for our office, manufacturing and warehouse facilities. We expect our fiscal 2018 capital expenditures to be approximately $7,500,000 to support our current operations. In addition, we expect to invest approximately $11,000,000 in capital expenditures in connection with the expansion of our operations in Mexico during fiscal 2018. We expect to use our working capital and/or incur additional capital lease obligations to finance these capital expenditures.

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

New Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued guidance codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers” (“ASC 606”), which amends the guidance in the former ASC 605, “Revenue Recognition”. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public company. An entity may elect either a full retrospective transition method, which requires the restatement of all periods presented, or a modified retrospective transition method, which requires a cumulative effect recognized as of the date of initial application to be used on transition. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public company. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for us as of April 1, 2018 and we do not plan to early adopt. We are currently in the process of determining whether we will utilize the full or modified retrospective method of adoption allowed by the new standard and the impact on our consolidated financial statements and footnote disclosures. The determination of utilizing the full retrospective or modified retrospective method of adoption will be driven by the changes required by ASC 606 and our ability to recast past financial statements based upon those requirements. We will continue to provide enhanced disclosures as we continue our assessment.
.
ASC 606 establishes the requirements for recognizing revenue from contracts with customers.  The standard requires entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under the new standard, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for the good or service. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

Due to the impact the new standard may have on our business processes, systems, and controls, a project team has been formed to evaluate and guide the implementation process. We have performed a preliminary assessment, which has included the identification of the key revenue streams and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The assessment has resulted in the identification of potential accounting differences that may arise from the application of the new standard. The implementation team has also made substantial progress in the contract review phase of the project which includes identifying the population of contracts for a deeper analysis of the potential accounting impacts due to the new standard for individual contracts. During the second quarter, the team continued to identify changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard. A detailed implementation plan for the second half of fiscal 2018 has been developed and includes tasks around data gathering, identification of the new journal entries, training, design of new processes and controls as well as testing of the controls.

We anticipate that the adoption of ASU 2014-09 will primarily impact the timing of revenue recognition for nominally priced Remanufactured Cores not expected to be replaced by a similar Used Core sent back under the core exchange program and will result in an acceleration of revenue recognition in addition to some changes to revenue related disclosures and financial statement presentation. Conversely, we do not expect there to be a significant effect, other than classification, upon the balance sheet for anticipated returned cores. We currently account for fully priced Remanufactured Cores anticipated to be returned as long term core inventory. Under ASC 606, we will reclassify this asset to a contractual asset and recognize a contractual liability for amounts expected to be refunded to customers. For certain contracts, we offer customer incentives that may be considered a material right to the customer under ASC 606. These incentives may result in us having multiple performance obligations in an agreement and may delay the timing of revenues. In addition, certain payments made to customers in connection with future contracts may be deferred and amortized over future periods. While we have made substantial progress in identifying the likely impacts of the new standard, we have not yet determined a range of the potential quantitative impact.

ASC 606 provides several practical expedients, for which we anticipate adopting. The first of these practical expedients allows us to expense incremental costs of obtaining a contract as incurred if the amortization period would have been one year or less. Similarly, we plan to adopt guidance which allows for the effects of a significant financing component to be ignored if we expect that the period between the transfer of the goods and services to the customer and payment will be one year or less. Finally, we plan to adopt guidance which allows us to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations.  We continue to evaluate the impact ASC 606, related amendments and interpretive guidance will have on our consolidated financial statements.

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

Derivatives and Hedging

In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the guidance allows for early adoption in any interim period after issuance of the update. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the second quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

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

Limitation on Payment of Dividends

The Credit Facility permits the payment of up to $15,000,000 of dividends and share repurchases per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended September 30, 2017 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2017:
Open market and privately negotiated purchases	-	$-	-	$10,642,000
August 1 - August 31, 2017:
Open market and privately negotiated purchases	97,398	$25.64	97,398	8,145,000
September 1 - September 30, 2017:
Open market and privately negotiated purchases	-	$-	-	8,145,000
Total	97,398		97,398	$8,145,000

(1)
As of September 30, 2017, $6,855,000 of the $15,000,000 had been utilized and $8,145,000 remained available to repurchase shares under the authorized share repurchase program. We retired the 97,398 shares repurchased under this program during the three months ended September 30, 2017. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

4.1	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

Number	Description of Exhibit	Method of Filing
4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

10.1
Fifth Amendment to Loan Agreement, dated as of July 18, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 24, 2017.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document

101.SCM	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: November 9, 2017	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: November 9, 2017	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer