Form 10-Q
period 2017-12-31
MOTORCAR PARTS AMERICA INC
filed 2018-02-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

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

There were 19,073,883 shares of Common Stock outstanding at February 2, 2018.

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

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2017	March 31, 2017
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,032,000	$9,029,000
Short-term investments	2,759,000	2,140,000
Accounts receivable — net	3,330,000	26,017,000
Inventory— net	80,991,000	67,516,000
Inventory unreturned	7,249,000	7,581,000
Prepaid expenses and other current assets	12,829,000	9,848,000
Total current assets	117,190,000	122,131,000
Plant and equipment — net	21,040,000	18,437,000
Long-term core inventory — net	296,274,000	262,922,000
Long-term core inventory deposits	5,569,000	5,569,000
Long-term deferred income taxes	14,422,000	13,546,000
Goodwill	2,551,000	2,551,000
Intangible assets — net	3,970,000	3,993,000
Other assets	6,678,000	6,990,000
TOTAL ASSETS	$467,694,000	$436,139,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$69,445,000	$85,960,000
Accrued liabilities	11,992,000	10,077,000
Customer finished goods returns accrual	15,962,000	17,667,000
Accrued core payment	16,718,000	11,714,000
Revolving loan	36,000,000	11,000,000
Other current liabilities	4,614,000	3,300,000
Current portion of term loan	3,068,000	3,064,000
Total current liabilities	157,799,000	142,782,000
Term loan, less current portion	14,670,000	16,935,000
Long-term accrued core payment	22,560,000	12,349,000
Long-term deferred income taxes	212,000	180,000
Other liabilities	3,920,000	15,212,000
Total liabilities	199,161,000	187,458,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 19,069,782 and 18,648,854 shares issued and outstanding at December 31, 2017 and March 31, 2017, respectively	191,000	186,000
Additional paid-in capital	217,089,000	205,646,000
Retained earnings	57,411,000	50,290,000
Accumulated other comprehensive loss	(6,158,000)	(7,441,000)
Total shareholders' equity	268,533,000	248,681,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$467,694,000	$436,139,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net sales	$100,127,000	$112,595,000	$306,964,000	$306,843,000
Cost of goods sold	77,583,000	80,225,000	231,419,000	223,424,000
Gross profit	22,544,000	32,370,000	75,545,000	83,419,000
Operating expenses:
General and administrative	11,915,000	7,952,000	26,717,000	21,446,000
Sales and marketing	4,048,000	3,234,000	10,899,000	8,575,000
Research and development	1,678,000	1,039,000	3,920,000	2,813,000
Total operating expenses	17,641,000	12,225,000	41,536,000	32,834,000
Operating income	4,903,000	20,145,000	34,009,000	50,585,000
Interest expense, net	3,953,000	3,357,000	10,789,000	9,365,000
Income before income tax expense	950,000	16,788,000	23,220,000	41,220,000
Income tax expense	7,756,000	5,678,000	16,099,000	13,459,000
Net (loss) income	$(6,806,000)	$11,110,000	$7,121,000	$27,761,000
Basic net (loss) income per share	$(0.36)	$0.59	$0.38	$1.49
Diluted net (loss) income per share	$(0.36)	$0.57	$0.37	$1.43
Weighted average number of shares outstanding:
Basic	19,069,152	18,675,125	18,814,967	18,587,946
Diluted	19,069,152	19,441,265	19,400,744	19,399,857

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net (loss) income	$(6,806,000)	$11,110,000	$7,121,000	$27,761,000
Other comprehensive income (loss), net of tax:
Unrealized gain on short-term investments (net of tax of $55,000, $7,000, $133,000, and $66,000)	83,000	10,000	199,000	98,000
Foreign currency translation gain (loss)	247,000	(1,252,000)	1,084,000	(2,594,000)
Total other comprehensive gain (loss), net of tax	330,000	(1,242,000)	1,283,000	(2,496,000)
Comprehensive (loss) income	$(6,476,000)	$9,868,000	$8,404,000	$25,265,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
Cash flows from operating activities:	2017	2016
Net income	$7,121,000	$27,761,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,805,000	2,262,000
Amortization of intangible assets	517,000	456,000
Amortization and write-off of debt issuance costs	864,000	538,000
Amortization of interest on accrued core payments	378,000	545,000
Gain due to change in fair value of the warrant liability	(2,313,000)	(5,727,000)
Gain due to change in fair value of the contingent consideration	-	(16,000)
Net provision for inventory reserves	4,954,000	2,327,000
Net provision for customer payment discrepancies	1,194,000	612,000
Net provision for (recovery of) doubtful accounts	17,000	(1,000)
Deferred income taxes	(909,000)	(1,620,000)
Share-based compensation expense	2,658,000	2,555,000
Loss on disposal of plant and equipment	9,000	1,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	23,127,000	(14,685,000)
Inventory	(11,162,000)	(13,696,000)
Inventory unreturned	332,000	5,422,000
Prepaid expenses and other current assets	(2,093,000)	(1,917,000)
Other assets	289,000	(4,045,000)
Accounts payable and accrued liabilities	(15,647,000)	3,945,000
Customer finished goods returns accrual	(1,705,000)	(13,809,000)
Long-term core inventory	(37,222,000)	(17,893,000)
Accrued core payments	14,837,000	(113,000)
Other liabilities	2,146,000	6,288,000
Net cash used in operating activities	(9,803,000)	(20,810,000)
Cash flows from investing activities:
Purchase of plant and equipment	(4,765,000)	(4,127,000)
Purchase of business, net of cash acquired	(4,993,000)	(705,000)
Change in short-term investments	(287,000)	11,000
Net cash used in investing activities	(10,045,000)	(4,821,000)
Cash flows from financing activities:
Borrowings under revolving loan	62,000,000	37,001,000
Repayments of revolving loan	(37,000,000)	(26,000,000)
Repayments of term loan	(2,344,000)	(2,344,000)
Payments for debt issuance costs	(462,000)	(444,000)
Payments on capital lease obligations	(612,000)	(406,000)
Payment of contingent consideration	-	(314,000)
Exercise of stock options	295,000	1,475,000
Cash used to net share settle equity awards	(596,000)	(1,058,000)
Settlement of warrant	4,000,000	-
Repurchase of common stock, including fees	(4,476,000)	-
Net cash provided by financing activities	20,805,000	7,910,000
Effect of exchange rate changes on cash and cash equivalents	46,000	(235,000)
Net increase (decrease) in cash and cash equivalents	1,003,000	(17,956,000)
Cash and cash equivalents — Beginning of period	9,029,000	21,897,000
Cash and cash equivalents — End of period	$10,032,000	$3,941,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$9,508,000	$8,212,000
Income taxes, net of refunds	16,598,000	9,971,000
Non-cash investing and financing activities:
Plant and equipment acquired under capital lease	$582,000	$802,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2017
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2017 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2018. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2017, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2017, as amended by the Form 10-K/A filed with the SEC on July 31, 2017.

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

The Company has made certain reclassifications to its prior period consolidated statements of cash flows to conform to the current period presentation. Such reclassifications did not have a material effect on the Company’s consolidated financial statements.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. The Company added turbochargers through an acquisition in July 2016. The Company began selling brake power boosters in August 2016. As a result of an acquisition in July 2017, its business also now includes developing and selling diagnostics systems for alternators and starters, electric vehicle power-train and battery technology.

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

2. New Accounting Pronouncements

New Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers” (“ASC 606”), which amends the guidance in the former ASC 605, “Revenue Recognition”. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public entity. The Company may elect either a full retrospective transition method, which requires the restatement of all periods presented, or a modified retrospective transition method, which requires a cumulative-effect recognized as of the date of initial adoption. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public entity. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for the Company as of April 1, 2018 and the Company does not plan to early adopt. The Company is currently in the process of determining whether it will utilize the full or modified retrospective method of adoption allowed by the new standard and the impact on its consolidated financial statements and footnote disclosures. While the Company anticipates selecting the full retrospective method, that final determination will be driven by the changes required by ASC 606 and the Company’s ability to recast past financial statements based upon those requirements. The Company anticipates completing its assessment of the adoption method by the end of its current fiscal year.

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

Due to the impact the new standard may have on the Company’s business processes, systems, and controls, a project team has been formed to evaluate and guide the implementation process. The Company has performed a preliminary assessment, which has included the identification of the key contractual terms in its primary revenue stream and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The assessment has resulted in the identification of potential accounting differences that may arise from the application of the new standard. The implementation team has also made substantial progress in the contract review phase of the project which includes identifying the population of contracts for a deeper analysis of the potential accounting impacts of the new standard on individual contracts. During the third quarter, the implementation team continued to identify changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard. The detailed implementation plan for the second half of fiscal 2018 continues to be executed including such tasks as data gathering, identification of the new journal entries, training, design of new processes and controls as well as testing of the controls.

The Company’s primary revenue stream is derived from the sale of remanufactured products to its customers pursuant to long-term customer contracts.  The Company will continue to recognize revenue at a point in time as it satisfies its performance obligation of transferring control of the product to the customer.  The Company recognizes revenues net of anticipated returns, marketing allowances, volume discounts and other forms of variable consideration more fully described below.  The Company also reviewed customer options to acquire additional goods or services and has preliminarily determined no material rights exist within its contracts.  The Company does not currently anticipate that the adoption of ASU 2014-09 to have a material impact on previously reported revenue amounts.  See discussion regarding nominally priced Remanufactured Cores below.

The Company currently anticipates that the adoption of ASU 2014-09 will primarily impact reclassifications to certain balance sheet accounts to conform to the presentation and disclosure requirements of ASC 606. For example, the Company currently accounts for fully priced Remanufactured Cores anticipated to be returned as long-term core inventory and the refund liability as a contra-account receivable account as illustrated in Note 5 of the condensed notes to consolidated financial statements for the quarter ended December 31, 2017. Under ASC 606, the Company currently anticipates it will reclassify this asset to a contractual asset and recognize a contractual liability for amounts expected to be refunded to customers.

The Company also analyzed specific contractual provisions related sales contracts which include nominally priced Remanufactured Cores.  The Company recognizes revenue for sales of cores not expected to be replaced by a similar Used Core sent back under the core exchange program only upon meeting certain criteria as previously described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The adoption of ASU 2014-09, may result in an acceleration of revenue recognition, as it requires the Company to estimate the amount of cores not expected to be returned upon the initial recognition of revenue for contracts which include nominally priced Remanufactured Cores.  The Company currently does not expect that the change in the accounting policy for core exchange program to have a significant impact on the consolidated statements of operations.

In order to properly determine the transaction price related to its sales contracts, the Company has also analyzed its various forms of consideration paid to its vendors including up-front payments for future contracts. Based on the analysis completed through the quarter ended December 31, 2017, the Company currently does not anticipate a change to its legacy accounting practices as a result of the adoption of ASU 2014-09 to account for up-front payments to its vendors. Under current accounting practices, if the Company expects to generate future revenues associated with an up-front payment, then an asset is recognized and amortized over the appropriate period of time as a reduction of revenue. If the Company does not expect to generate additional revenue then the up-front payment is recognized in the consolidated statements of operations when payment occurs as a reduction of revenue. The Company analyzes each up-front payment based on the substance and economics of the payment and therefore is not able to make an accounting policy election for such payments, consistent with views expressed by the FASB Transition Resource Group ("TRG") members in related discussions.

ASU 2014-09 also codified the guidance on other assets and deferred costs relating to contracts with customers with the addition of ASC 340-40.  This guidance relates to the accounting for costs of an entity to obtain and fulfill a contract to provide goods or services to the customer.  Under the new guidance, an entity shall recognize as an asset the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. In the Company’s review of the various costs to obtain contracts with customers, it has preliminarily determined that currently no significant costs are incurred that meet the capitalization criteria.  The Company’s primary cost to fulfill contracts relates to shipping and handling activities which continue to be expensed as incurred consistent with historical accounting practices.

The new guidance provides several practical expedients, for which the Company anticipates adopting. The first of these practical expedients allows a company to expense incremental costs of obtaining a contract as incurred if the amortization period would have been one year or less. As noted above, the Company has preliminarily concluded that it does not have any such costs that qualify for capitalization but will apply the practical expedient such that costs incurred in prospective periods qualify. Similarly, the Company plans to adopt guidance which allows for the effects of a significant financing component to be ignored if a company expects that the period between the transfer of the goods and services to the customer and payment will be one year or less. Finally, the Company plans to adopt guidance which allows a company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. The Company continues to evaluate the impact of ASU 2014-09, related amendments and interpretive guidance will have on its consolidated financial statements.

While the Company has made substantial progress in identifying the likely impacts of the new standard, it has not yet determined a range of the potential quantitative impacts for the potential differences described above. In summary, the Company does not expect there to be a significant impact to the amount of revenue previously recorded but does anticipate a significant impact related to the classification of certain assets and liabilities for the reasons discussed in the preceding paragraphs.

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

Business Combinations

In January 2017, the FASB issued guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the amendment prospectively. The adoption of this guidance is not expected to have any material impact on the Company’s consolidated financial statements.

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

Modifications to Share-Based Payment Awards

In May 2017, the FASB issued guidance to provide clarity and reduce (i) the diversity in practice and (ii) the cost and complexity when applying the accounting guidance for equity-based compensation to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. The adoption of this guidance is not expected to have any material impact on the Company’s consolidated financial statements.

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

The Company allocated the purchase consideration to acquire D&V to finite-lived intangible assets of $308,000 for developed technology with an estimated useful life of 3 years and $185,000 for trademarks with an estimated useful life of 2 years, $3,379,000 for inventory, and other net assets of $1,121,000. The assets and results of operations of D&V were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

4. Goodwill and Intangible Assets

Goodwill

The following summarizes the changes in the Company’s goodwill:

	Nine Months Ended December 31,
	2017	2016
Balance at beginning of period	$2,551,000	$2,053,000
Goodwill acquired	-	498,000
Translation adjustment	-	-
Impairment	-	-

Balance at end of period	$2,551,000	$2,551,000

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		December 31, 2017		March 31, 2017
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$890,000	$278,000	$705,000	$191,000
Customer relationships	13 years	5,900,000	2,808,000	5,900,000	2,421,000
Developed technology	3 years	309,000	43,000	-	-
Total		$7,099,000	$3,129,000	$6,605,000	$2,612,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Amortization expense	$192,000	$166,000	$517,000	$456,000

The estimated future amortization expense for acquired intangible assets is as follows:

Year Ending March 31,
2018 - remaining three months	$194,000
2019	776,000
2020	714,000
2021	614,000
2022	580,000
Thereafter	1,092,000
Total	$3,970,000

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

Accounts receivable — net is comprised of the following:

	December 31, 2017	March 31, 2017
Accounts receivable — trade	$98,571,000	$76,902,000
Allowance for bad debts	(4,160,000)	(4,140,000)
Customer allowances earned	(13,579,000)	(7,880,000)
Customer payment discrepancies	(1,513,000)	(751,000)
Customer returns RGA issued	(28,917,000)	(12,710,000)
Customer core returns accruals	(47,072,000)	(25,404,000)
Less: total accounts receivable offset accounts	(95,241,000)	(50,885,000)
Total accounts receivable — net	$3,330,000	$26,017,000

Warranty Returns

The Company allows its customers to return goods that their customers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At December 31, 2017 and March 31, 2017, the Company’s total warranty return accrual was $29,020,000 and $14,286,000, respectively, of which $21,410,000 and $5,303,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $7,610,000 and $8,983,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Balance at beginning of period	$14,799,000	$13,707,000	$14,286,000	$10,845,000
Charged to expense/additions	38,269,000	22,930,000	89,834,000	73,803,000
Amounts processed	(24,048,000)	(24,772,000)	(75,100,000)	(72,783,000)
Balance at end of period	$29,020,000	$11,865,000	$29,020,000	$11,865,000

6. Inventory

Inventory is comprised of the following:

	December 31, 2017	March 31, 2017
Non-core inventory
Raw materials	$26,773,000	$21,515,000
Work-in-process	1,548,000	641,000
Finished goods	56,530,000	48,337,000
	84,851,000	70,493,000
Less allowance for excess and obsolete inventory	(3,860,000)	(2,977,000)
Total	$80,991,000	$67,516,000

Inventory unreturned	$7,249,000	$7,581,000
Long-term core inventory
Used cores held at the Company's facilities	$52,804,000	$38,713,000
Used cores expected to be returned by customers	12,637,000	11,752,000
Remanufactured cores held in finished goods	34,421,000	27,667,000
Remanufactured cores held at customers' locations (1)	198,794,000	185,938,000
	298,656,000	264,070,000
Less allowance for excess and obsolete inventory	(2,382,000)	(1,148,000)
Total	$296,274,000	$262,922,000

Long-term core inventory deposits	$5,569,000	$5,569,000

(1)	Remanufactured cores held at customers’ locations represent the core portion of the Company’s customers’ finished goods at the Company’s customers’ locations.

7. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
Sales	2017	2016	2017	2016
Customer A	42%	42%	43%	46%
Customer B	27%	21%	26%	19%
Customer C	16%	14%	15%	17%
Customer D	3%	5%	4%	4%
Customer E	3%	10%	2%	5%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	December 31, 2017	March 31, 2017
Customer A	29%	33%
Customer B	25%	18%
Customer C	20%	12%
Customer D	10%	16%
Customer E	2%	3%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016
Rotating electrical products	76%	81%	77%	78%
Wheel hub products	19%	15%	18%	18%
Brake master cylinders products	2%	3%	3%	4%
Other products	3%	1%	2%	-%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2017 and 2016.

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

In April 2017, the Company entered into a consent and fourth amendment to the Credit Facility (the “Fourth Amendment”) which, among other things, (i) increased the borrowing base limit with respect to inventory located in Mexico, (ii) amended the definition and calculation of consolidated EBITDA to raise the limitation on the add-back for non-capitalized transaction expenses related to the expansion of operations in Mexico, (iii) increased the annual limit on permitted stock repurchases and dividends, and (iv) modifies certain other categories (including increasing certain baskets for permitted acquisitions) and thresholds to, among other things, further accommodate the expansion of operations in Mexico.

In July 2017, the Company entered into a fifth amendment to the Credit Facility (the “Fifth Amendment”) which, among other things, amended the definition of permitted acquisitions, permitted indebtedness, and pledge agreements.

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Term Loans and Revolving Facility was 4.12% and 4.33%, respectively, at December 31, 2017 and 3.29% and 3.55%, respectively, at March 31, 2017.

The Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of December 31, 2017.

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

The following summarizes information about the Company’s Term Loans at:

	December 31, 2017	March 31, 2017
Principal amount of term loan	$17,969,000	$20,312,000
Unamortized financing fees	(231,000)	(313,000)
Net carrying amount of term loan	17,738,000	19,999,000
Less current portion of term loan	(3,068,000)	(3,064,000)
Long-term portion of term loan	$14,670,000	$16,935,000

Future repayments of the Company’s Term Loans are as follows:

Year Ending March 31,
2018 - remaining three months	781,000
2019	3,125,000
2020	3,125,000
2021	10,938,000
Total payments	$17,969,000

The Company had $36,000,000 and $11,000,000 outstanding under the Revolving Facility at December 31, 2017 and March 31, 2017, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at December 31, 2017. At December 31, 2017, $83,140,000, subject to certain adjustments, was available under the Revolving Facility.

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

During the nine months ended December 31, 2017 and 2016, a gain of $2,313,000 and $5,727,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability. A gain of $962,000 was recorded in general and administrative expenses during the three months ended December 31, 2016 due to the change in the fair value of this warrant liability.

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

The following is a summary of the Company’s accounts receivable discount programs:

	Nine Months Ended December 31,
	2017	2016
Receivables discounted	$263,833,000	$254,795,000
Weighted average days	341	341
Annualized weighted average discount rate	3.2%	2.9%
Amount of discount as interest expense	$7,854,000	$6,864,000

10. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2017	2016	2017	2016

Net (loss) income	$(6,806,000)	$11,110,000	$7,121,000	$27,761,000
Basic shares	19,069,152	18,675,125	18,814,967	18,587,946
Effect of potentially dilutive securities	-	766,140	585,777	811,911
Diluted shares	19,069,152	19,441,265	19,400,744	19,399,857
Net (loss) income per share:
Basic net (loss) income per share	$(0.36)	$0.59	$0.38	$1.49
Diluted net (loss) income per share	$(0.36)	$0.57	$0.37	$1.43

The effect of dilutive options excludes (i) 1,170,441 shares subject to options with exercise prices ranging from $4.17 to $34.17 per share for the three months ended December, 31, 2017, (ii) 292,415 shares subject to options with exercise prices ranging from $26.47 to $34.17 per share for the three months ended December, 31, 2016, (iii) 289,572 shares subject to options with exercise prices ranging from $28.68 to $34.17 per share for the nine months ended December 31, 2017, and (iv) 291,215 shares subject to options with exercise prices ranging from $28.68 to $34.17 per share for the nine months ended December 31, 2016, which were anti-dilutive.

11. Income Taxes

The Company recorded income tax expense for the three months ended December 31, 2017 and 2016 of $7,756,000, or an effective tax rate of 816.4%, and $5,678,000, or an effective tax rate of 33.8%. The Company recorded income tax expenses for the nine months ended December 31, 2017 and 2016 of $16,099,000, or an effective tax rate of 69.3%, and $13,459,000, or an effective tax rate of 32.7%, respectively. Effective tax rates for the three and nine months ended December 31, 2017 are blended rates reflecting the estimated benefit of one quarter of Federal tax rate reductions for fiscal 2018. These benefits were partially offset by a net one-time $6,835,000 unfavorable impact related to the new tax legislation in the United States.

On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law, which changes various corporate income tax provisions within the existing Internal Revenue Code. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, the Company recorded a one-time non-cash tax charge of $6,290,000 due to the revaluation of deferred tax assets and liabilities and a one-time tax charge of $545,000 due to the transition tax on deemed repatriation of accumulated foreign income, during the three and nine months ended December 31, 2017. Both of these tax charges represent provisional amounts based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance. The Company will continue to analyze the effects of the Tax Reform Act on its financial statements and operations. Any additional impacts from the enactment of the Tax Reform Act will be recorded as they are identified during the measurement period as provided for in accordance with Staff Accounting Bulletin No. 118.

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $29,263,000 and $26,880,000 at December 31, 2017 and March 31, 2017, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Instruments	2017	2016	2017	2016
Forward foreign currency exchange contracts	$(1,784,000)	$(964,000)	$(1,062,000)	$(2,150,000)

The fair value of the forward foreign currency exchange contracts of $635,000 is included in other current liabilities in the consolidated balance sheet at December 31, 2017. The fair value of the forward foreign currency exchange contracts of $427,000 is included in prepaid and other current assets in the consolidated balance sheet at March 31, 2017.

13. Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2017				March 31, 2017
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,759,000	$2,759,000	-	-	$2,140,000	$2,140,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	427,000	-	$427,000	-

Liabilities
Other current liabilities
Forward foreign currency exchange contracts	635,000	-	$635,000	-	-	-	-	-
Deferred compensation	2,759,000	2,759,000	-	-	2,140,000	2,140,000	-	-
Other liabilities
Warrant liability	-	-	-	-	11,879,000	-	-	$11,879,000

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended December 31, 2017 and 2016, a loss of $1,784,000 and $964,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts. During the nine months ended December 31, 2017 and 2016, a loss of $1,062,000 and $2,150,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Level 3 Fair Value Measurements

The following summarizes the activity for Level 3 fair value measurements:

	Three Months Ended December 31,				Nine Months Ended December 31,
	2017		2016		2017		2016
	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration	Supplier Warrant	Contingent Consideration
Beginning balance	$-	$-	$10,878,000	$-	$11,879,000	$-	$15,643,000	$330,000
Newly issued	-	-	-	-	-	-	-	-
Total (gain) loss included in net income (loss)	-	-	(962,000)	-	(2,313,000)	-	(5,727,000)	(16,000)
Exercises/settlements (1)	-	-	-	-	(9,566,000)	-	-	(314,000)
Net transfers in (out) of Level 3	-	-	-	-	-	-	-	-
Ending balance	$-	$-	$9,916,000	$-	$-	$-	$9,916,000	$-

(1)	Represents the fair value of the Supplier Warrant as of the exercise date (see Note 8).

During the three and nine months ended December 31, 2017, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

14. Share-based Payments

Stock Options

The Company granted options to purchase 169,000 and 184,000 shares of common stock during the nine months ended December 31, 2017 and 2016, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Nine Months Ended December 31,
	2017	2016
Weighted average risk free interest rate	1.91%	1.38%
Weighted average expected holding period (years)	5.82	5.84
Weighted average expected volatility	47.31%	47.42%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$12.66	$13.07

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2017	1,036,359	$14.92
Granted	169,000	$27.32
Exercised	(28,951)	$10.15
Forfeited	(5,967)	$28.55
Outstanding at December 31, 2017	1,170,441	$16.76

At December 31, 2017, options to purchase 324,959 shares of common stock were unvested at the weighted average exercise price of $28.26.

At December 31, 2017, there was $3,361,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 1.9 years.

Restricted Stock Units (“RSUs”)

During the nine months ended December 31, 2017 and 2016, the Company granted 77,854 and 55,469 shares of RSUs, respectively, with an estimated grant date fair value of $2,157,000 and $1,574,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2017	126,277	$28.26
Granted	77,854	$27.70
Vested	(63,868)	$27.21
Forfeited	(1,434)	$28.37
Non-vested at December 31, 2017	138,829	$28.43

At December 31, 2017, there was $3,164,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.0 years.

15. Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended December 31, 2017			Three Months Ended December 31, 2016
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$644,000	$(7,132,000)	$(6,488,000)	$420,000	$(6,526,000)	$(6,106,000)
Other comprehensive income (loss), net of tax	83,000	247,000	330,000	10,000	(1,252,000)	(1,242,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$727,000	$(6,885,000)	$(6,158,000)	$430,000	$(7,778,000)	$(7,348,000)

	Nine Months Ended December 31, 2017			Nine Months Ended December 31, 2016
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at beginning of period	$528,000	$(7,969,000)	$(7,441,000)	$332,000	$(5,184,000)	$(4,852,000)
Other comprehensive income (loss), net of tax	199,000	1,084,000	1,283,000	98,000	(2,594,000)	(2,496,000)
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at end of period	$727,000	$(6,885,000)	$(6,158,000)	$430,000	$(7,778,000)	$(7,348,000)

16. Share Repurchase Program

As of December 31, 2017, the Company’s board of directors had approved a stock repurchase program of up to $15,000,000 of its common stock. As of December 31, 2017, $6,855,000 of the $15,000,000 had been utilized and $8,145,000 remained available to repurchase shares under the authorized share repurchase program. The Company retired the 303,665 shares repurchased under this program through December 31, 2017. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

17. Subsequent Event

Share Repurchase Program

On February 2, 2018, the Company’s board of directors increased the share repurchase program authorization from $15,000,000 to $20,000,000 of its common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive parts for import and domestic cars, light trucks, heavy duty, agricultural and industrial applications. We sell our products predominantly in North America to the largest auto parts retail and traditional warehouse chains and to major automobile manufacturers for both their aftermarket programs and their OES programs. Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. We added turbochargers through an acquisition in July 2016. We began selling brake power boosters in August 2016. As a result of an acquisition in July 2017, our business also now includes developing and selling diagnostics systems for alternators and starters, electric vehicle power-train and battery technology.

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

Results of Operations for the Three Months Ended December 31, 2017 and 2016

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended December 31,
	2017	2016
Gross profit percentage	22.5%	28.7%
Cash flow (used in) provided by operations	$(1,655,000)	$1,506,000
Finished goods turnover (annualized) (1)	5.2	6.3

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal quarter. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended December 31,
	2017	2016
Net sales	$100,127,000	$112,595,000
Cost of goods sold	77,583,000	80,225,000
Gross profit	22,544,000	32,370,000
Gross profit percentage	22.5%	28.7%

Net Sales. Our net sales for the three months ended December 31, 2017 decreased by $12,468,000, or 11.1%, to $100,127,000 compared to net sales for the three months ended December 31, 2016 of $112,595,000.  Our prior year net sales were positively impacted by $9,261,000 due to the change in our estimate for anticipated stock adjustment returns. Our net sales of wheel hub products and diagnostics systems, which resulted from our July 2017 acquisition, were higher during the three months ended December 31, 2017 compared to the prior year period. We have experienced year-over-year market share growth in rotating electrical. However, sales for the quarter were soft due to lower replenishment orders and customer inventory reduction initiatives. We believe that these factors are temporary. The remaining decrease in net sales was due to certain customer allowances as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage was 22.5% for the three months ended December 31, 2017 compared to 28.7% for the three months ended December 31, 2016. Gross profit for the three months ended December 31, 2017 was impacted by $3,242,000 for customer allowances related to new business, transition expenses of $803,000 in connection with the expansion of our operations in Mexico, and a cost of goods sold impact of $40,000 for inventory step-up in connection with our July 2017 acquisition.  In addition, our gross profit for the three months ended December 31, 2017 was further impacted by higher returns as a percentage of sales (see Net Sales above), lower production volume impacting overhead absorption, and product mix.  Our gross profit for the three months ended December 31, 2016 was impacted by volume and stock update discounts for rotating electrical products and by $258,000 for customer allowances related to new business. In addition, our gross profit for the three months ended December 31, 2016 was positively impacted by $4,066,000, or 1.3%, due to the change in estimate relating to stock adjustments.

The lower of cost or net realizable value revaluation for remanufactured cores held at customers' locations was $2,187,000 for the three months ended December 31, 2017 and $1,295,000 for the three months ended December 31, 2016.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended December 31,
	2017	2016
General and administrative	$11,915,000	$7,952,000
Sales and marketing	4,048,000	3,234,000
Research and development	1,678,000	1,039,000

Percent of net sales

General and administrative	11.9%	7.1%
Sales and marketing	4.0%	2.9%
Research and development	1.7%	0.9%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2017 were $11,915,000, which represents an increase of $3,963,000, or 49.8%, from general and administrative expenses for the three months ended December 31, 2016 of $7,952,000. This increase was primarily due to (i) $1,043,000 of increased employee-related expenses to support our growth initiatives, (ii) $820,000 of increased loss recorded due to the change in the fair value of the forward foreign currency exchange contracts, (iii) $453,000 of increased legal expense due primarily to timing of our annual shareholders’ meeting, (iv) $346,000 of increased general and administrative expenses at our offshore locations to support our growth initiatives, and (v) $299,000 of general and administrative expenses attributable to our July 2017 acquisition. In addition, the three months ended December 31, 2016 included $962,000 of gain recorded due to the change in the fair value of the warrant liability, which was settled on September 8, 2017.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2017 increased $814,000, or 25.2%, to $4,048,000 from $3,234,000 for the three months ended December 31, 2016. The increase was due primarily to $626,000 of sales and marketing expenses attributable to our July 2017 acquisition and $201,000 for personnel added to support our growth initiatives.

Research and Development. Our research and development expenses increased by $639,000, or 61.5%, to $1,678,000 for the three months ended December 31, 2017 from $1,039,000 for the three months ended December 31, 2016, primarily attributable to our July 2017 acquisition.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended December 31, 2017 increased $596,000, or 17.8%, to $3,953,000 from $3,357,000 for the three months ended December 31, 2016. The increase in interest expense was due primarily to increased use of our accounts receivable discount programs, the write-off of $231,000 of debt issuance costs, and increased average outstanding borrowings as we build our inventory levels to support anticipated higher sales.

Provision for Income Taxes

Income Tax. Our income tax expense for the three months ended December 31, 2017 and 2016 was $7,756,000, or an effective tax rate of 816.4%, and $5,678,000, or an effective tax rate of 33.8%, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result, we recorded a one-time non-cash tax charge of $6,290,000 related to the revaluation of deferred tax assets and liabilities and a one-time tax charge of $545,000 due to the transition tax on deemed repatriation of accumulated foreign income, during the three months ended December 31, 2017.

In addition, our income tax rate for the three months for both periods includes the required adjustments to reflect the appropriate nine-month rate for each fiscal year.

Results of Operations for the Nine Months Ended December 31, 2017 and 2016

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Nine Months Ended December 31,
	2017	2016
Gross profit percentage	24.6%	27.2%
Cash flow used in operations	$(9,803,000)	$(20,810,000)
Finished goods turnover (annualized) (1)	5.9	6.4

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 1.33 and dividing the result by the average between beginning and ending non-core finished goods inventory values for the fiscal period. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended December 31,
	2017	2016
Net sales	$306,964,000	$306,843,000
Cost of goods sold	231,419,000	223,424,000
Gross profit	75,545,000	83,419,000
Gross profit percentage	24.6%	27.2%

Net Sales. Our net sales for the nine months ended December 31, 2017 increased by $121,000 to $306,964,000 compared to net sales for the nine months ended December 31, 2016 of $306,843,000. Our prior year net sales were positively impacted by $9,261,000 due to the change in our estimate for anticipated stock adjustment returns. Our net sales were further impacted by certain customer allowances as discussed below in Gross Profit paragraph.

Gross Profit. Our gross profit percentage was 24.6% for the nine months ended December 31, 2017 compared to 27.2% for the nine months ended December 31, 2016. Gross profit for the nine months ended December 31, 2017 was impacted by $5,738,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $362,000, transition expenses of $803,000 in connection with the expansion of our operations in Mexico, and a cost of goods sold impact of $269,000 for inventory step-up in connection with our July 2017 acquisition.  In addition, our gross profit for the nine months ended December 31, 2017 was further impacted by higher returns, lower purchasing volume impacting overhead absorption, and product mix.  Our gross profit for the nine months ended December 31, 2016 was impacted by $12,215,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $568,000, and a cost of goods sold impact of $140,000 for start-up costs incurred related to our launch of brake power boosters. In addition, our gross profit for the nine months ended December 31, 2016 was positively impacted by $4,066,000, or 0.5%, due to the change in estimate relating to stock adjustments.

The lower of cost or net realizable value revaluation for remanufactured cores held at customers' locations was $6,263,000 for the nine months ended December 31, 2017 and $3,488,000 for the nine months ended December 31, 2016.

Operating Expenses

The following summarizes operating expenses:

	Nine Months Ended December 31,
	2017	2016
General and administrative	$26,717,000	$21,446,000
Sales and marketing	10,899,000	8,575,000
Research and development	3,920,000	2,813,000

Percent of net sales

General and administrative	8.7%	7.0%
Sales and marketing	3.6%	2.8%
Research and development	1.3%	0.9%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2017 were $26,717,000, which represents an increase of $5,271,000, or 24.6%, from general and administrative expenses for the nine months ended December 31, 2016 of $21,446,000. The increase was primarily due to (i) a gain of $2,313,000 recorded during the nine months ended December 31, 2017 due to the change in the fair value of the warrant liability compared to a gain of $5,727,000 recorded during the nine months ended December 31, 2016, (ii) $984,000 of increased employee-related expenses to support our growth initiatives, (iii) $917,000 of increased general and administrative expenses at our offshore locations, and (iv) $589,000 of general and administrative expenses attributable to our July 2017 acquisition. These increases were partially offset by $1,088,000 of decreased loss recorded due to the change in the fair value of the forward foreign currency exchange contracts.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2017 increased $2,324,000, or 27.1%, to $10,899,000 from $8,575,000 for the nine months ended December 31, 2016. The increase was due primarily (i) $905,000 of sales and marketing expenses attributable to our July 2017 acquisition, (ii) $596,000 for personnel added to support our growth initiatives, and (iii) $558,000 of increased commissions.

Research and Development. Our research and development expenses increased by $1,107,000, or 39.4%, to $3,920,000 for the nine months ended December 31, 2017 from $2,813,000 for the nine months ended December 31, 2016, due primarily to $1,015,000 attributable to our July 2017 acquisition and $289,000 for personnel added to support our growth initiatives partially offset by $120,000 of decreased expense for supplies.

Interest Expense

Interest Expense, net. Our interest expense, net for the nine months ended December 31, 2017 increased $1,424,000, or 15.2%, to $10,789,000 from $9,365,000 for the nine months ended December 31, 2016. The increase in interest expense was due primarily to increased use of our accounts receivable discount programs, increased average outstanding borrowings as we build our inventory levels to support anticipated higher sales, and the write-off of $231,000 of debt issuance costs.

Provision for Income Taxes

Income Tax. Our income tax expense for the nine months ended December 31, 2017 and 2016 was $16,099,000, or an effective tax rate of 69.3%, and $13,459,000, or an effective tax rate of 32.7%, respectively. On December 22, 2017, the Tax Reform Act was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result, we recorded a one-time non-cash tax charge of $6,290,000 related to the revaluation of deferred tax assets and liabilities and a one-time tax charge of $545,000 due to the transition tax on deemed repatriation of accumulated foreign income, during the nine months ended December 31, 2017.

In addition, the effective tax rate for the nine months ended December 31, 2017 is a blended rate reflecting the estimated benefit of one quarter of the federal tax rate reduction for fiscal 2018.

Liquidity and Capital Resources

Overview

At December 31, 2017 and March 31, 2017, we had negative working capital (current assets minus current liabilities) of $40,609,000 and $20,651,000, respectively, and a ratio of current assets to current liabilities of 0.74:1.00 and 0.86:1.00, respectively. The long-term classification of our core inventory, new business with existing and potential new customers, and the addition of any new products lines will continue to require the use of working capital to grow our business.

We generated cash during the nine months ended December 31, 2017 from the use of receivable discount programs with certain of our major customers and their respective banks, as well as from our credit facility. The cash generated from these activities was used primarily to build our inventory levels to support anticipated higher sales.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

As of December 31, 2017, our board of directors had approved a stock repurchase program of up to $15,000,000 of our common stock. As of December 31, 2017, $6,855,000 of the $15,000,000 had been utilized and $8,145,000 remained available to repurchase shares under the authorized share repurchase program. On February 2, 2018, our board of directors increased the share repurchase program authorization from $15,000,000 to $20,000,000 of our common stock. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Nine Months Ended December 31,
	2017	2016
Cash provided by (used in):
Operating activities	$(9,803,000)	$(20,810,000)
Investing activities	(10,045,000)	(4,821,000)
Financing activities	20,805,000	7,910,000
Effect of exchange rates on cash and cash equivalents	46,000	(235,000)
Net increase (decrease) in cash and cash equivalents	$1,003,000	$(17,956,000)

Additional selected cash flow data:
Depreciation and amortization	$3,322,000	$2,718,000
Capital expenditures	4,765,000	4,127,000

Net cash used in operating activities was $9,803,000 and $20,810,000 during the nine months ended December 31, 2017 and 2016, respectively. The significant changes in our operating activities were due primarily to (i) decreases in accounts receivable and accounts payable during the nine months ended December 31, 2017 compared to increases during the nine months ended December 31, 2016 and (ii) increased payments of income taxes. In addition, our prior year operating activities were impacted by payments made in connection with new business.

Net cash used in investing activities was $10,045,000 and $4,821,000 during the nine months ended December 31, 2017 and 2016, respectively. This change was due primarily to our acquisition-related activities and increased capital expenditures.

Net cash provided by financing activities was $20,805,000 and $7,910,000 during the nine months ended December 31, 2017 and 2016, respectively. This change was due mainly to increased net borrowing primarily to build our inventory levels to support anticipated higher sales. The cash used to repurchase shares of our common stock under our share repurchase program was mostly offset by cash received upon exercise of the Supplier Warrant during the nine months ended December 31, 2017.

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

In April 2017, we entered into a consent and fourth amendment to the Credit Facility (the “Fourth Amendment”) which, among other things, (i) increased the borrowing base limit with respect to inventory located in Mexico, (ii) amended the definition and calculation of consolidated EBITDA to raise the limitation on the add-back for non-capitalized transaction expenses related to the expansion of operations in Mexico, (iii) increased the annual limit on permitted stock repurchases and dividends, and (iv) modifies certain other categories (including increasing certain baskets for permitted acquisitions) and thresholds to, among other things, further accommodate the expansion of operations in Mexico.

In July 2017, we entered into a fifth amendment to the Credit Facility (the “Fifth Amendment”) which, among other things, amended the definition of permitted acquisitions, permitted indebtedness, and pledge agreements.

The Term Loans require quarterly principal payments of $781,250. The Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.50%, 2.75% or 3.00% or a reference rate plus a margin of 1.50%, 1.75% or 2.00%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.25% to 0.375%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Term Loans and Revolving Facility was 4.12% and 4.33%, respectively, at December 31, 2017 and 3.29% and 3.55%, respectively, at March 31, 2017.

The Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of December 31, 2017.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of December 31, 2017	Financial covenants required under the Credit Facility
Maximum senior leverage ratio	0.63	2.50
Minimum fixed charge coverage ratio	1.64	1.15

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

We had $36,000,000 and $11,000,000 outstanding under the Revolving Facility at December 31, 2017 and March 31, 2017, respectively. In addition, $260,000 was reserved for standby letters of credit for workers’ compensation insurance and $600,000 for commercial letters of credit at December 31, 2017. At December 31, 2017, $83,140,000, subject to certain adjustments, was available under the Revolving Facility.

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

During the nine months ended December 31, 2017 and 2016, a gain of $2,313,000 and $5,727,000, respectively, was recorded in general and administrative expenses due to the change in the fair value of this warrant liability. During the three months ended December 31, 2016, a gain of $962,000 was recorded in general and administrative expenses due to the change in the fair value of this warrant liability.

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

The following is a summary of the receivable discount programs:

	Nine Months Ended December 31,
	2017	2016
Receivables discounted	$263,833,000	$254,795,000
Weighted average days	341	341
Annualized weighted average discount rate	3.2%	2.9%
Amount of discount as interest expense	$7,854,000	$6,864,000

Off-Balance Sheet Arrangements

At December 31, 2017, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our capital expenditures for our current operations were $2,413,000 and $3,850,000 for the nine months ended December 31, 2017 and 2016, respectively. These capital expenditures primarily represent the purchase of equipment for our office, manufacturing and warehouse facilities. We expect our fiscal 2018 capital expenditures to be approximately $7,500,000 to support our current operations. In addition, our capital expenditures for the expansion of our operations in Mexico were $2,352,000 and $277,000 for the nine months ended December 31, 2017 and 2016, respectively. We expect to invest approximately $11,000,000 in capital expenditures in connection with this expansion during fiscal 2018. We expect to use our working capital and/or incur additional capital lease obligations to finance these capital expenditures.

Subsequent Event

Share Repurchase Program

On February 2, 2018, our board of directors increased the share repurchase program authorization from $15,000,000 to $20,000,000 of our common stock. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

New Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, codified in ASC 606, “Revenue Recognition - Revenue from Contracts with Customers” (“ASC 606”), which amends the guidance in the former ASC 605, “Revenue Recognition”. ASC 606 is effective for annual periods beginning after December 15, 2016, and interim periods within that reporting period for a public entity. We may elect either a full retrospective transition method, which requires the restatement of all periods presented, or a modified retrospective transition method, which requires a cumulative-effect recognized as of the date of initial adoption. In August 2015, the FASB delayed the effective date by one year to annual periods beginning after December 15, 2017, and interim periods within that reporting period for a public entity. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. Accordingly, the updated standard is effective for us as of April 1, 2018 and we do not plan to early adopt. We are currently in the process of determining whether we will utilize the full or modified retrospective method of adoption allowed by the new standard and the impact on our consolidated financial statements and footnote disclosures. While we anticipate selecting the full retrospective method, that final determination will be driven by the changes required by ASC 606 and our ability to recast past financial statements based upon those requirements. We anticipate completing our assessment of the adoption method by the end of our current fiscal year.

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

Due to the impact the new standard may have on our business processes, systems, and controls, a project team has been formed to evaluate and guide the implementation process. We have performed a preliminary assessment, which has included the identification of the key contractual terms in our primary revenue stream and the comparison of historical accounting policies and practices to the requirements of the new standard by revenue stream. The assessment has resulted in the identification of potential accounting differences that may arise from the application of the new standard. The implementation team has also made substantial progress in the contract review phase of the project which includes identifying the population of contracts for a deeper analysis of the potential accounting impacts of the new standard on individual contracts. During the third quarter, the implementation team continued to identify changes to business processes, systems and controls to support recognition, presentation and disclosure under the new standard. The detailed implementation plan for the second half of fiscal 2018 continues to be executed including such tasks as data gathering, identification of the new journal entries, training, design of new processes and controls as well as testing of the controls.

Our primary revenue stream is derived from the sale of remanufactured products to our customers pursuant to long-term customer contracts. We will continue to recognize revenue at a point in time as we satisfy our performance obligation of transferring control of the product to the customer.  We recognize revenues net of anticipated returns, marketing allowances, volume discounts and other forms of variable consideration more fully described below. We also reviewed customer options to acquire additional goods or services and have preliminarily determined no material rights exist within our contracts. We do not currently anticipate that the adoption of ASU 2014-09 to have a material impact on previously reported revenue amounts.  See discussion regarding nominally priced Remanufactured Cores below.

We currently anticipate that the adoption of ASU 2014-09 will primarily impact reclassifications to certain balance sheet accounts to conform to the presentation and disclosure requirements of ASC 606. For example, we currently account for fully priced Remanufactured Cores anticipated to be returned as long-term core inventory and the refund liability as a contra-account receivable account as illustrated in Note 5 of the condensed notes to consolidated financial statements for the quarter ended December 31, 2017. Under ASC 606, we currently anticipate that we will reclassify this asset to a contractual asset and recognize a contractual liability for amounts expected to be refunded to customers.

We also analyzed specific contractual provisions related sales contracts which include nominally priced Remanufactured Cores. We recognize revenue for sales of cores not expected to be replaced by a similar Used Core sent back under the core exchange program only upon meeting certain criteria as previously described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in our Annual Report on Form 10-K for the fiscal year ended March 31, 2017. The adoption of ASU 2014-09, may result in an acceleration of revenue recognition, as it requires us to estimate the amount of cores not expected to be returned upon the initial recognition of revenue for contracts which include nominally priced Remanufactured Cores. We currently do not expect that the change in the accounting policy for core exchange program to have a significant impact on our consolidated statements of operations.

In order to properly determine the transaction price related to our sales contracts, we have also analyzed our various forms of consideration paid to our vendors including up-front payments for future contracts. Based on the analysis completed through the quarter ended December 31, 2017, we currently do not anticipate a change to our legacy accounting practices as a result of the adoption of ASU 2014-09 to account for up-front payments to our vendors. Under current accounting practices, if we expect to generate future revenues associated with an up-front payment, then an asset is recognized and amortized over the appropriate period of time as a reduction of revenue. If we do not expect to generate additional revenue then the up-front payment is recognized in the consolidated statements of operations when payment occurs as a reduction of revenue. We analyze each up-front payment based on the substance and economics of the payment and therefore we are not able to make an accounting policy election for such payments, consistent with views expressed by the FASB Transition Resource Group ("TRG") members in related discussions.

ASU 2014-09 also codified the guidance on other assets and deferred costs relating to contracts with customers with the addition of ASC 340-40.  This guidance relates to the accounting for costs of an entity to obtain and fulfill a contract to provide goods or services to the customer.  Under the new guidance, an entity shall recognize as an asset the incremental costs of obtaining a contract with a customer if the entity expects to recover those costs. In our review of the various costs to obtain contracts with customers, we have preliminarily determined that currently no significant costs are incurred that meet the capitalization criteria. Our primary cost to fulfill contracts relates to shipping and handling activities which continue to be expensed as incurred consistent with historical accounting practices.

The new guidance provides several practical expedients, for which we anticipate adopting. The first of these practical expedients allows a company to expense incremental costs of obtaining a contract as incurred if the amortization period would have been one year or less. As noted above, we have preliminarily concluded that we do not have any such costs that qualify for capitalization but will apply the practical expedient such that costs incurred in prospective periods qualify. Similarly, we plan to adopt guidance which allows for the effects of a significant financing component to be ignored if a company expects that the period between the transfer of the goods and services to the customer and payment will be one year or less. Finally, we plan to adopt guidance which allows a company to account for shipping and handling activities that occur after control of the related good transfers as fulfillment activities instead of assessing such activities as performance obligations. We continue to evaluate the impact of ASU 2014-09, related amendments and interpretive guidance will have on our consolidated financial statements.

While we have made substantial progress in identifying the likely impacts of the new standard, we have not yet determined a range of the potential quantitative impacts for the potential differences described above. In summary, we do not expect there to be a significant impact to the amount of revenue previously recorded but do anticipate a significant impact related to the classification of certain assets and liabilities for the reasons discussed in the preceding paragraphs.

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

Business Combinations

In January 2017, the FASB issued guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the amendment prospectively. The adoption of this guidance is not expected to have any material impact on our consolidated financial statements.

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

Modifications to Share-Based Payment Awards

In May 2017, the FASB issued guidance to provide clarity and reduce (i) the diversity in practice and (ii) the cost and complexity when applying the accounting guidance for equity-based compensation to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. The adoption of this guidance is not expected to have any material impact on our consolidated financial statements.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the third quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended December 31, 2017 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2017:
Open market and privately negotiated purchases	-	$-	-	$8,145,000
November 1 - November 30, 2017:
Open market and privately negotiated purchases	-	$-	-	8,145,000
December 1 - December 31, 2017:
Open market and privately negotiated purchases	-	$-	-	8,145,000
Total	-		-	$8,145,000

(1)
As of December 31, 2017, $6,855,000 of the $15,000,000 had been utilized and $8,145,000 remained available to repurchase shares under the authorized share repurchase program. On February 2, 2018, our board of directors increased the share repurchase program authorization from $15,000,000 to $20,000,000 of our common stock. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 6.	Exhibits

(a)	Exhibits:

Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995.

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of Motorcar Parts of America, Inc., as adopted on June 9, 2016	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

4.1	2003 Long Term Incentive Plan	Incorporated by reference to Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the SEC on April 2, 2004.

4.2	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.3	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.4	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

Number	Description of Exhibit	Method of Filing
4.5	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.7	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: February 9, 2018	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 9, 2018	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer