Form 10-Q
period 2018-06-30
MOTORCAR PARTS AMERICA INC
filed 2018-08-09
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

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

There were 18,916,108 shares of Common Stock outstanding at August 2, 2018.

MOTORCAR PARTS OF AMERICA, INC.

MOTORCAR PARTS OF AMERICA, INC.

GLOSSARY

The following terms are frequently used in the text of this report and have the meanings indicated below.

“Used Core” — An automobile part which has been used in the operation of a vehicle. Generally, the Used Core is an original equipment (“OE”) automobile part installed by the vehicle manufacturer and subsequently removed for replacement. Used Cores contain salvageable parts which are an important raw material in the remanufacturing process. We obtain most Used Cores by providing credits to our customers for Used Cores returned to us under our core exchange program. Our customers receive these Used Cores from consumers who deliver a Used Core to obtain credit from our customers upon the purchase of a newly remanufactured automobile part. When sufficient Used Cores cannot be obtained from our customers, we will purchase Used Cores from core brokers, who are in the business of buying and selling Used Cores. The Used Cores purchased from core brokers or returned to us by our customers under the core exchange program, and which have been physically received by us, are part of our raw material and work-in-process inventory. Used Cores returned by consumers to our customers but not yet returned to us are classified as contract assets until we physically receive these Used Cores.

“Remanufactured Core” — The Used Core underlying an automobile part that has gone through the remanufacturing process and through that process has become part of a newly remanufactured automobile part. The remanufacturing process takes a Used Core, breaks it down into its component parts, replaces those components that cannot be reused and reassembles the salvageable components of the Used Core and additional new components into a remanufactured automobile part. Remanufactured Cores at our facilities are included in our on-hand finished goods inventory. Remanufactured Cores held for sale at our customer locations are included in long-term contract assets. The Remanufactured Core portion of stock adjustment returns are classified as contract assets until we physically receive them.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	June 30, 2018	March 31, 2018
ASSETS	(Unaudited)	(Note 3)
Current assets:
Cash and cash equivalents	$12,242,000	$13,049,000
Short-term investments	3,053,000	2,828,000
Accounts receivable — net	40,510,000	63,174,000
Inventory— net	187,342,000	161,210,000
Inventory unreturned	8,315,000	7,508,000
Contract assets (see Note 7)	16,542,000	15,614,000
Income tax receivable	9,416,000	7,796,000
Prepaid expenses and other current assets	13,148,000	11,491,000
Total current assets	290,568,000	282,670,000
Plant and equipment — net	28,026,000	28,322,000
Long-term deferred income taxes	10,343,000	10,317,000
Long-term contract assets (see Note 7)	207,792,000	205,998,000
Goodwill	2,551,000	2,551,000
Intangible assets — net	3,567,000	3,766,000
Other assets	6,406,000	7,392,000
TOTAL ASSETS	$549,253,000	$541,016,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$86,633,000	$73,273,000
Accrued liabilities	9,358,000	11,799,000
Customer finished goods returns accrual	16,438,000	17,805,000
Contract liabilities (see Note 10)	32,083,000	32,603,000
Revolving loan	45,406,000	54,000,000
Other current liabilities	6,159,000	4,471,000
Current portion of term loan	2,749,000	3,068,000
Total current liabilities	198,826,000	197,019,000
Term loan, less current portion	26,954,000	13,913,000
Long-term contract liabilities (see Note 10)	45,666,000	48,183,000
Long-term deferred income taxes	216,000	226,000
Other liabilities	6,853,000	5,957,000
Total liabilities	278,515,000	265,298,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,916,108 and 18,893,102 shares issued and outstanding at June 30, 2018 and March 31, 2018, respectively	189,000	189,000
Additional paid-in capital	214,358,000	213,609,000
Retained earnings	63,080,000	67,348,000
Accumulated other comprehensive loss	(6,889,000)	(5,428,000)
Total shareholders’ equity	270,738,000	275,718,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$549,253,000	$541,016,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,
	2018	2017

Net sales	$92,565,000	$95,519,000
Cost of goods sold	75,314,000	68,843,000
Gross profit	17,251,000	26,676,000
Operating expenses:
General and administrative	12,340,000	6,187,000
Sales and marketing	4,392,000	3,394,000
Research and development	1,736,000	1,002,000
Total operating expenses	18,468,000	10,583,000
Operating (loss) income	(1,217,000)	16,093,000
Interest expense, net	5,075,000	3,314,000
(Loss) income before income tax (benefit) expense	(6,292,000)	12,779,000
Income tax (benefit) expense	(1,278,000)	4,628,000
Net (loss) income	$(5,014,000)	$8,151,000
Basic net (loss) income per share	$(0.27)	$0.44
Diluted net (loss) income per share	$(0.27)	$0.42
Weighted average number of shares outstanding:
Basic	18,895,847	18,655,304
Diluted	18,895,847	19,421,352

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive (Loss) Income
(Unaudited)

	Three Months Ended June 30,
	2018	2017

Net (loss) income	$(5,014,000)	$8,151,000
Other comprehensive (loss) income, net of tax:
Unrealized gain on short-term investments (net of tax of $0 and $38,000)	-	56,000
Foreign currency translation (loss) gain	(715,000)	229,000
Total other comprehensive (loss) gain, net of tax	(715,000)	285,000
Comprehensive (loss) income	$(5,729,000)	$8,436,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended June 30,
Cash flows from operating activities:	2018	2017
Net (loss) income	$(5,014,000)	$8,151,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	1,394,000	894,000
Amortization of intangible assets	192,000	145,000
Amortization and write-off of debt issuance costs	484,000	213,000
Amortization of interest on contract liabilities, net	272,000	143,000
Gain due to change in fair value of the warrant liability	-	(1,293,000)
Gain on short-term investments	(69,000)	-
Net provision for inventory reserves	2,367,000	1,286,000
Net (recovery of) provision for customer payment discrepancies	(303,000)	284,000
Net recovery of doubtful accounts	(23,000)	(9,000)
Deferred income taxes	(108,000)	209,000
Share-based compensation expense	941,000	834,000
Loss on disposal of plant and equipment	-	6,000
Changes in operating assets and liabilities
Accounts receivable	22,953,000	9,333,000
Inventory	(28,608,000)	(18,494,000)
Inventory unreturned	(807,000)	(120,000)
Income tax receivable	(1,622,000)	1,686,000
Prepaid expenses and other current assets	(697,000)	(1,265,000)
Other assets	941,000	608,000
Accounts payable and accrued liabilities	11,117,000	(5,254,000)
Customer finished goods returns accrual	(1,367,000)	(3,790,000)
Contract assets, net	(2,722,000)	293,000
Contract liabilities, net	(3,309,000)	3,172,000
Other liabilities	3,064,000	2,324,000
Net cash used in operating activities	(924,000)	(644,000)
Cash flows from investing activities:
Purchase of plant and equipment	(1,546,000)	(597,000)
Change in short-term investments	(155,000)	(173,000)
Net cash used in investing activities	(1,701,000)	(770,000)
Cash flows from financing activities:
Borrowings under revolving loan	12,200,000	17,000,000
Repayments of revolving loan	(20,794,000)	(13,000,000)
Borrowings under term loan	13,594,000	-
Repayments of term loan	(782,000)	(782,000)
Payments for debt issuance costs	(1,722,000)	(398,000)
Payments on capital lease obligations	(349,000)	(190,000)
Exercise of stock options	-	295,000
Cash used to net share settle equity awards	(192,000)	(488,000)
Repurchase of common stock, including fees	-	(1,979,000)
Net cash provided by financing activities	1,955,000	458,000
Effect of exchange rate changes on cash and cash equivalents	(137,000)	47,000
Net decrease in cash and cash equivalents	(807,000)	(909,000)
Cash and cash equivalents — Beginning of period	13,049,000	9,029,000
Cash and cash equivalents — End of period	$12,242,000	$8,120,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$4,320,000	$2,964,000
Income taxes, net of refunds	111,000	249,000
Non-cash investing and financing activities:
Plant and equipment acquired under capital lease	$-	$46,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
June 30, 2018
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2018.

The accompanying consolidated financial statements have been prepared on a consistent basis with, and there have been no material changes to, except as noted below, the accounting policies described in Note 2, Summary of Significant Accounting Policies, to the consolidated financial statements that are presented in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2018.

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive and light truck applications. The Company also, to a lesser extent, is a manufacturer, remanufacturer, and distributor of heavy duty truck and industrial and agricultural application parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. As a result of an acquisition in July 2017, the Company’s business also now includes developing and selling diagnostics systems for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles.

The Company obtains used automotive parts, commonly known as Used Cores, primarily from its customers under the Company’s core exchange program. It also purchases Used Cores from vendors (core brokers). The customers grant credit to the consumer when the used part is returned to them, and the Company in turn provides a credit to the customers upon return to the Company. These Used Cores are an essential raw material needed for the remanufacturing operations.

The Company has remanufacturing, warehousing and shipping/receiving operations for automotive parts in North America and Asia. In addition, the Company utilizes various third party warehouse distribution centers in North America.

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, the Company has identified its chief executive officer as chief operating decision maker (“CODM”), has reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that it has one reportable segment for purposes of recording and reporting its financial results.

2. New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

Revenue Recognition

Effective April 1, 2018, the Company adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) using the full retrospective transition method. Under this method, the Company revised its consolidated financial statements for the years ended March 31, 2017 and 2018, and applicable interim periods within the fiscal year ended March 31, 2018, as if ASC 606 had been effective for those periods. Periods prior to the fiscal year ended March 31, 2017 were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. See Note 3 for additional discussion of the adoption of ASC Topic 606 and the impact on the Company’s financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that amends the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company applied the amendments in the new guidance by means of a cumulative-effect adjustment of $746,000, net of tax, to the opening balance of retained earnings on April 1, 2018. Short-term investments are recorded at fair value with $69,000 of unrealized gain now recorded as a component of general and administrative expense.

Modifications to Share-Based Payment Awards

In May 2017, the FASB issued guidance to provide clarity and reduce (i) the diversity in practice and (ii) the cost and complexity when applying the accounting guidance for equity-based compensation to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

Business Combinations

In January 2017, the FASB issued guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the amendment prospectively. The adoption of this guidance did not have any impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. The Company will adopt this guidance in the first quarter of fiscal 2020. The Company has developed an implementation plan and is currently gathering data to further assess the impact of the ASU on its financial statements. The adoption is anticipated to have a significant increase to the Company’s long-term assets and liabilities on the consolidated balance sheets.

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

Reporting Comprehensive Income

In February 2018, the FASB issued guidance that permits, but does not require, companies to reclassify the stranded tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

3. Revenue Recognition

Update to Significant Accounting Policies

Revenue Recognition

Upon the adoption of ASC 606, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended March 31, 2018. The revised accounting policy for revenue recognition is provided below.

Through the Company’s agreements with customers, the Company now has a single performance obligation, to fulfill customer orders for automotive goods. Revenue is recognized when obligations under the terms of a contract with its customers are satisfied; generally, this occurs with the transfer of control of its manufactured, remanufactured, or distributed products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized net of all anticipated returns, including Used Core returns under the core exchange program, marketing allowances, volume discounts, and other forms of variable consideration.

For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized on the estimated or actual date of delivery. The Company includes shipping and handling charges in the gross invoice price to customers and classify the total amount as revenue. All shipping and handling costs are expensed as incurred and included in cost of sales.

The Company now has a single performance obligation, however, the price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit value. The unit value is recorded as revenue based on the Company’s then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as a net revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. This net core revenue estimate is based on contractual arrangements with customers and business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange program (as described in further detail below). The number of Used Cores sent back under the core exchange program is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

Revenue Recognition — Core Exchange Program

Full price Remanufactured Cores: When remanufactured products are shipped, certain customers are invoiced for the Remanufactured Core portion of the product at the full Remanufactured Core sales price. For these Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange program. The remainder of the full price Remanufactured Core portion invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as the Company expects these Remanufactured Cores to be returned for credit under its core exchange program.

Nominal price Remanufactured Cores: Certain other customers are invoiced for the Remanufactured Core portion of the product shipped at a nominal (generally $0.01 or less) Remanufactured Core price. For these nominal Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange program. Revenue amounts are calculated based on contractually agreed upon pricing for these Remanufactured Cores for which the customers are not returning similar Used Cores. The remainder of the nominal price Remanufactured Core portion invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as the Company expects these Remanufactured Cores to be returned for credit under its core exchange program.

Revenue Recognition; General Right of Return

Customers are allowed to return goods that their end-user customers have returned to them, whether or not the returned item is defective (warranty returns). In addition, under the terms of certain agreements and industry practice, customers from time to time are allowed stock adjustments when their inventory of certain product lines exceeds the anticipated sales to end-user customers (stock adjustment returns). Customers have various contractual rights for stock adjustment returns, which are typically less than 5% of units sold. In some instances, a higher level of returns is allowed in connection with significant restocking orders. In addition, customers are allowed to return goods that their end-user consumers have returned to them. The aggregate returns are generally limited to less than 20% of unit sales.

The allowance for warranty returns is established based on a historical analysis of the level of this type of return as a percentage of total unit sales. Stock adjustment returns do not occur at any specific time during the year, and the expected level of these returns cannot be reasonably estimated based on a historical analysis. The allowance for stock adjustment returns is based on specific customer inventory levels, inventory movements, and information on the estimated timing of stock adjustment returns provided by customers. The return rate for stock adjustments is calculated based on expected returns within the normal operating cycle, which is generally one year.

The unit value of the warranty and stock adjustment returns are treated as reductions of revenue based on the estimations made at the time of the sale. The Remanufactured Core value of warranty and stock adjustment returns are provided for as indicated in the paragraph “Revenue Recognition – Core Exchange Program”.

Contract Assets

Contract assets represents the core portion of the finished goods shipped to the Company’s customers. These assets are valued at average historical purchase prices determined based on actual purchases of inventory on hand.

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. For these Remanufactured Cores, the Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, under the Company’s core exchange program in each case, for credit. The Remanufactured Core portion of stock adjustment returns and the Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as short-term contract assets until the Company physically receives them during its normal operating cycle, which is generally one year.

In addition, long-term contract assets include long-term core inventory deposits. The long-term core inventory deposits represent the cost of Remanufactured Cores the Company has purchased from customers, which are held by the customers and remain on the customers’ premises. The costs of these Remanufactured Cores were established at the time of the transaction based on the then current cost. The selling value of these Remanufactured Cores was established based on agreed upon amounts with these customers. The Company expects to realize the selling value and the related cost of these Remanufactured Cores should its relationship with a customer end, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience.

Contract Liability

Contract liability consists of: (i) customer allowances earned, (ii) accrued core payments, and (iii) customer core returns accruals.

Customer allowances earned includes all marketing allowances provided to customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. Customer allowances earned are considered to be short-term contract liabilities.

Accrued core payments represent the full Remanufactured Core sales price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. At the same time, the long-term contract assets are recorded for the Remanufactured Cores purchased at its cost, determined as noted under the caption “Inventory”. The difference between the full Remanufactured Core sales price of Remanufactured Cores and its related cost is treated as sales allowance reducing revenue when the purchases are made. The selling value and the related cost of these Remanufactured Cores will be realized when the Company’s relationship with a customer end, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience. The payments made to customers for purchases of Remanufactured Cores within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities.

Customer core returns accruals represents the full and nominally priced Remanufactured Cores shipped to the Company’s customers. When the Company ships the product, it recognizes an obligation to accept a similar Used Core sent back under the core exchange program based upon the Remanufactured Core price agreed upon by the Company and its customer. The Contract liability related to Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as short-term contract liabilities until the Company physically receives these Used Cores as they are expected to be returned during the Company’s normal operating cycle, which is generally one year.

Inventory

Inventory is comprised of (i) Used Core and component raw materials, (ii) work-in-process, (iii) remanufactured finished goods, and (iv) purchased finished goods.

Inventory is stated at the lower of cost or net realizable value. The cost of inventory is evaluated at least quarterly during the fiscal year and adjusted as necessary to reflect current lower of cost or net realizable value levels. These adjustments are determined for individual items of inventory within each of the classifications of inventory as follows:

•
Component raw materials are recorded at average cost, which is based on the actual purchase price of raw materials on hand. This average cost is used in the inventory costing process and is the basis for allocation of materials to finished goods during the production process.

•
Used Core raw materials are recorded at average historical purchase prices determined based on actual purchases of inventory on hand. The purchase price for core buy-backs made from the Company’s customers are deemed the same as the purchase price of Used Cores for which sufficient recent purchases have occurred. The average purchase prices of Used Cores for more recent automobile models are retained as the cost for these Used Cores in subsequent periods even as the source of these Used Cores shifts to the core exchange program. The Company purchases Used Cores from core brokers to supplement its yield rates and the under return by consumers. In the absence of sufficient recent purchases, the Company uses the net selling price its customers have agreed to pay for Used Cores that are not returned to the Company under the Company’s core exchange program to assess whether Used Core cost exceeds Used Core net realizable value on a customer by customer basis.

•
Work-in-process is in various stages of production and is valued at the average cost of materials issued to open work orders. Historically, work-in-process inventory has not been material compared to the total inventory balance.

•
The cost of remanufactured finished goods includes the average cost of Used Core and component raw materials and allocations of labor and variable and fixed overhead costs. The allocations of labor and variable and fixed overhead costs are determined based on the average actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead as period costs. The cost of purchased finished goods inventory approximates average historical purchase prices paid, and an allocation of fixed overhead costs.

The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. The Company had recorded reserves for excess and obsolete inventory of $8,606,000 at June 30, 2018 and $6,682,000 at March 31, 2018. The quantity thresholds and reserve rates are subjective and are based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory.

The Company records vendor discounts as a reduction of inventories that are recognized as a reduction to cost of sales as the inventories are sold.

Inventory Unreturned

Inventory unreturned represents the Company’s estimate, based on historical data and prospective information provided directly by the customer, of finished goods shipped to customers that the Company expects to be returned, under its general right of return policy, after the balance sheet date. Inventory unreturned includes only the added unit value of a finished good. The return rate is calculated based on expected returns within the normal operating cycle, which is generally one year. As such, the related amounts are classified in current assets. Inventory unreturned is valued in the same manner as the Company’s finished goods inventory.

Impact of the Adoption of the New Accounting Standard

As a result of the adoption of ASC 606 and the resultant changes in Company policy noted above, the effect of the adoption on the consolidated statements of operations was an increase to the Company’s previously reported retained earnings as of April 1, 2016 by approximately $345,000, net of tax. The effects of adoption were also a decrease to previously reported revenues for the year ended March 31, 2017 of $824,000 and an increase to previously reported revenues for the year ended March 31, 2018 of $557,000. The revenue changes were accompanied by related changes to cost of goods sold - a decrease to previously reported cost of goods sold for the year ended March 31, 2017 of $758,000, and an increase to previously reported cost of goods sold for the year ended March 31, 2018 of $66,000.

The primary result of the adoption effects upon the financial statement was due to an acceleration of revenue recognition for Remanufactured Cores not expected to be returned to the Company upon the initial recognition of revenue. Prior to adopting ASU 2014-09, the Company had delayed recognizing revenue for sales of cores not expected to be replaced by a similar Used Core sent back under the core exchange program until it believed all of the following criteria were met:

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

In order to properly determine the transaction price related to the Company’s sales contracts, the Company has also analyzed its various forms of consideration paid to its vendors, including up-front payments for future contracts. Based on the analysis performed, the Company identified no changes to its legacy accounting practices as a result of the adoption of ASU 2014-09 to account for up-front payments to the Company’s vendors. Accordingly, if the Company expects to generate future revenues associated with an up-front payment, then an asset is recognized and amortized over the appropriate period of time as a reduction of revenue. If the Company does not expect to generate additional revenue, then the up-front payment is recognized in the consolidated statements of operations when payment occurs as a reduction of revenue.

Similarly, the Company has analyzed discounts and promotions offered to customers. In reviewing these discounts, the Company assessed whether any discounts were offered incremental to the range of discounts typically given for its goods to specific customer classes. In performing this analysis, the Company determined that there are no incremental discounts offered to customers and as such, its discounts do not represent a material right to the Company’s customers. As such, the Company will account for these discounts as variable consideration, as a reduction of revenue in the consolidated statements of operations when the product, the discount is applicable to, is sold.

The adoption of the new revenue recognition standard impacted the previously reported consolidated statement of operations for the three months ended June 30, 2017 as follows:

	Three Months Ended June 30, 2017
	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
Net sales	$95,063,000	$456,000	$95,519,000
Cost of goods sold	69,224,000	(381,000)	68,843,000
Gross profit	25,839,000	837,000	26,676,000
Operating expenses:
General and administrative	6,187,000	-	6,187,000
Sales and marketing	3,394,000	-	3,394,000
Research and development	1,002,000	-	1,002,000
Total operating expenses	10,583,000	-	10,583,000
Operating income	15,256,000	837,000	16,093,000
Interest expense, net	3,314,000	-	3,314,000
Income before income tax expense	11,942,000	837,000	12,779,000
Income tax expense	4,316,000	312,000	4,628,000
Net income	$7,626,000	$525,000	$8,151,000
Basic net income per share	$0.41	$0.03	$0.44
Diluted net income per share	$0.39	$0.03	$0.42

Also as a result of the adoption of ASC 606 and the resultant changes in Company policy noted above, the effect of the adoption on the consolidated balance sheets was to create contract asset and contract liability accounts to reflect those balance sheet items being impacted by the new revenue recognition requirements. The main drivers of the reclassifications were (i) the need to accommodate the aggregation of Remanufactured Core and Unit portion of the product sales under one single performance obligation and (ii) the creation of contract asset and contract liability accounts to appropriately segregate those balance sheet items related to the ongoing transactions under the Company’s customer contracts.

Detailed impacts on specific consolidated balance sheet account can be found in the individual footnotes covering the separate line items on the face of the consolidated balance sheet.

The adoption of the new revenue recognition standard impacted the previously reported consolidated balance sheet at March 31, 2018 as follows:

	March 31, 2018
	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$13,049,000	$-	$13,049,000
Short-term investments	2,828,000	-	2,828,000
Accounts receivable — net	15,738,000	47,436,000	63,174,000
Inventory— net	76,275,000	84,935,000	161,210,000
Inventory unreturned	7,508,000	-	7,508,000
Contract assets	-	15,614,000	15,614,000
Income tax receivable	7,796,000	-	7,796,000
Prepaid expenses and other current assets	11,491,000	-	11,491,000
Total current assets	134,685,000	147,985,000	282,670,000
Plant and equipment — net	28,322,000	-	28,322,000
Long-term core inventory — net	301,656,000	(301,656,000)	-
Long-term core inventory deposits	5,569,000	(5,569,000)	-
Long-term deferred income taxes	10,556,000	(239,000)	10,317,000
Long-term contract assets	-	205,998,000	205,998,000
Goodwill	2,551,000	-	2,551,000
Intangible assets — net	3,766,000	-	3,766,000
Other assets	7,392,000	-	7,392,000
TOTAL ASSETS	$494,497,000	$46,519,000	$541,016,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,273,000	$-	$73,273,000
Accrued liabilities	11,799,000	-	11,799,000
Customer finished goods returns accrual	17,805,000	-	17,805,000
Accrued core payment	16,536,000	(16,536,000)	-
Contract liabilities	-	32,603,000	32,603,000
Revolving loan	54,000,000	-	54,000,000
Other current liabilities	4,471,000	-	4,471,000
Current portion of term loan	3,068,000	-	3,068,000
Total current liabilities	180,952,000	16,067,000	197,019,000
Term loan, less current portion	13,913,000	-	13,913,000
Long-term accrued core payment	18,473,000	(18,473,000)	-
Long-term deferred income taxes	226,000	-	226,000
Long-term contract liabilities	-	48,183,000	48,183,000
Other liabilities	5,957,000	-	5,957,000
Total liabilities	219,521,000	45,777,000	265,298,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,893,102 shares issued and outstanding at March 31, 2018	189,000	-	189,000
Additional paid-in capital	213,609,000	-	213,609,000
Retained earnings	66,606,000	742,000	67,348,000
Accumulated other comprehensive loss	(5,428,000)	-	(5,428,000)
Total shareholders’ equity	274,976,000	742,000	275,718,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$494,497,000	$46,519,000	$541,016,000

The adoption of the new revenue recognition standard impacted the previously reported statement of cash flows for the three months ended June 30, 2017 as follows:

	Three Months Ended June 30, 2017
Cash flows from operating activities:	As Previously Reported	Adoption of ASU 2014-09	As Adjusted
Net income	$7,626,000	$525,000	$8,151,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	894,000	-	894,000
Amortization of intangible assets	145,000	-	145,000
Amortization and write-off of debt issuance costs	213,000	-	213,000
Amortization of interest on accrued core payments	143,000	-	143,000
Gain due to change in fair value of the warrant liability	(1,293,000)	-	(1,293,000)
Net provision for inventory reserves	1,286,000	-	1,286,000
Net provision for customer payment discrepancies	284,000	-	284,000
Net recovery of doubtful accounts	(9,000)	-	(9,000)
Deferred income taxes	(103,000)	312,000	209,000
Share-based compensation expense	834,000	-	834,000
Loss on disposal of plant and equipment	6,000	-	6,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	16,038,000	(6,705,000)	9,333,000
Inventory	(14,942,000)	(3,552,000)	(18,494,000)
Inventory unreturned	(120,000)	-	(120,000)
Income tax receivable	1,686,000	-	1,686,000
Prepaid expenses and other current assets	(1,265,000)	-	(1,265,000)
Other assets	608,000	-	608,000
Accounts payable and accrued liabilities	(5,254,000)	-	(5,254,000)
Customer finished goods returns accrual	(3,790,000)	-	(3,790,000)
Long-term core inventory	(2,878,000)	2,878,000	-
Contract assets, net	-	293,000	293,000
Contract liabilities, net	-	3,172,000	3,172,000
Accrued core payments	(3,077,000)	3,077,000	-
Other liabilities	2,324,000	-	2,324,000
Net cash used in operating activities	(644,000)	-	(644,000)
Cash flows from investing activities:
Purchase of plant and equipment	(597,000)	-	(597,000)
Change in short-term investments	(173,000)	-	(173,000)
Net cash used in investing activities	(770,000)	-	(770,000)
Cash flows from financing activities:
Borrowings under revolving loan	17,000,000	-	17,000,000
Repayments of revolving loan	(13,000,000)	-	(13,000,000)
Repayments of term loan	(782,000)	-	(782,000)
Payments for debt issuance costs	(398,000)	-	(398,000)
Payments on capital lease obligations	(190,000)	-	(190,000)
Exercise of stock options	295,000	-	295,000
Cash used to net share settle equity awards	(488,000)	-	(488,000)
Repurchase of common stock, including fees	(1,979,000)	-	(1,979,000)
Net cash provided by financing activities	458,000	-	458,000
Effect of exchange rate changes on cash and cash equivalents	47,000	-	47,000
Net decrease in cash and cash equivalents	(909,000)	-	(909,000)
Cash and cash equivalents — Beginning of period	9,029,000	-	9,029,000
Cash and cash equivalents — End of period	$8,120,000	$-	$8,120,000

4. Goodwill and Intangible Assets

Goodwill

The following summarizes the changes in the Company’s goodwill:

	Three Months Ended June 30,
	2018	2017
Balance at beginning of period	$2,551,000	$2,551,000
Goodwill acquired	-	-
Translation adjustment	-	-
Impairment	-	-
Balance at end of period	$2,551,000	$2,551,000

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		June 30, 2018		March 31, 2018
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$882,000	$353,000	$885,000	$316,000
Customer relationships	13 years	5,900,000	3,066,000	5,900,000	2,937,000
Developed technology	3 years	294,000	90,000	301,000	67,000
Total		$7,076,000	$3,509,000	$7,086,000	$3,320,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended June 30,
	2018	2017

Amortization expense	$192,000	$145,000

The estimated future amortization expense for acquired intangible assets is as follows:

Year Ending March 31,
2019 - remaining nine months	$575,000
2020	708,000
2021	613,000
2022	580,000
2023	580,000
Thereafter	511,000
Total	$3,567,000

5. Accounts Receivable — Net

The adoption of the new revenue recognition standard (see Note 3) impacted the previously reported accounts receivable-net, at March 31, 2018 as follows:

	March 31, 2018
	As Previously Reported	Adoption of ASU 2014-09		As Adjusted
Accounts receivable — trade	$83,700,000	$-		$83,700,000
Allowance for bad debts	(4,142,000)	-		(4,142,000)
Customer allowances earned	(11,370,000)	11,370,000	(1)	-
Customer payment discrepancies	(1,110,000)	-		(1,110,000)
Customer returns RGA issued	(15,274,000)	-		(15,274,000)
Customer core returns accruals	(36,066,000)	36,066,000	(2)	-
Less: total accounts receivable offset accounts	(67,962,000)	47,436,000		(20,526,000)
Total accounts receivable — net	$15,738,000	$47,436,000		$63,174,000

(1)	Customer allowances earned have been reclassified to contract liabilities in the consolidated balance sheet at March 31, 2018.
(2)
Customer core returns accruals of $4,697,000 have been reclassified to contract liabilities and customer core returns accruals of $31,369,000 have been reclassified to long-term contract liabilities in the consolidated balance sheet at March 31, 2018.

Included in accounts receivable — net are significant offset accounts related to customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, and potential bad debts.

Accounts receivable — net is comprised of the following:

	June 30, 2018	March 31, 2018
Accounts receivable — trade	$61,605,000	$83,700,000
Allowance for bad debts	(4,119,000)	(4,142,000)
Customer payment discrepancies	(552,000)	(1,110,000)
Customer returns RGA issued	(16,424,000)	(15,274,000)
Less: total accounts receivable offset accounts	(21,095,000)	(20,526,000)
Total accounts receivable — net	$40,510,000	$63,174,000

Warranty Returns

The Company allows its customers to return goods that their customers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At June 30, 2018 and March 31, 2018, the Company’s total warranty return accrual was $14,543,000 and $16,646,000, respectively, of which $7,648,000 and $7,204,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $6,895,000 and $9,442,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended June 30,
	2018	2017
Balance at beginning of period	$16,646,000	$14,286,000
Charged to expense/additions	23,893,000	22,206,000
Amounts processed	(25,996,000)	(23,643,000)
Balance at end of period	$14,543,000	$12,849,000

6. Inventory

The adoption of the new revenue recognition standard (see Note 3) impacted the previously reported inventory at March 31, 2018 as follows:

	March 31, 2018
	As Previously	Adoption of
	Reported	ASU 2014-09		As Adjusted
Inventory
Raw materials	$25,805,000	$51,330,000	(1)	$77,135,000
Work-in-process	635,000	1,948,000	(1)	2,583,000
Finished goods	53,973,000	34,201,000	(2)	88,174,000
	80,413,000	87,479,000		167,892,000
Less allowance for excess and obsolete inventory	(4,138,000)	(2,544,000)	(3)	(6,682,000)
Total	$76,275,000	$84,935,000		$161,210,000

Inventory unreturned	$7,508,000	$-		$7,508,000
Long-term core inventory
Used cores held at the Company’s facilities	$53,278,000	$(53,278,000)	(1)	$-
Used cores expected to be returned by customers	12,970,000	(12,970,000)	(4)	-
Remanufactured cores held in finished goods	34,201,000	(34,201,000)	(2)	-
Remanufactured cores held at customers’ locations	203,751,000	(203,751,000)	(5)	-
	304,200,000	(304,200,000)		-
Less allowance for excess and obsolete inventory	(2,544,000)	2,544,000	(3)	-
Total	$301,656,000	$(301,656,000)		$-

Long-term core inventory deposits	$5,569,000	$(5,569,000)	(6)	$-

(1)	Used cores held at the Company’s facilities of $53,278,000 have been reclassified to raw materials and work-in-process in the consolidated balance sheet at March 31, 2018.
(2)	Remanufactured Cores held in finished goods of $34,201,000 have been reclassified to finished goods in the consolidated balance sheet at March 31, 2018.
(3)
The allowance for excess and obsolete inventory of $2,544,000 previously included in long-term core inventory has been reclassified to inventory—net in the consolidated balance sheet at March 31, 2018.

(4)	Used cores expected to be returned by customers of $12,970,000 have been reclassified to contract assets in the consolidated balance sheet at March 31, 2018.
(5)	Remanufactured cores held at customers’ locations of $203,751,000 have been reclassified to current and long-term contract assets in the consolidated balance sheet at March 31, 2018.
(6)	Long-term core inventory deposits of $5,569,000 have been reclassified to long-term contract assets in the consolidated balance sheet at March 31, 2018.

Inventory is comprised of the following:

	June 30, 2018	March 31, 2018
Inventory
Raw materials	$84,869,000	$77,135,000
Work-in-process	4,294,000	2,583,000
Finished goods	106,785,000	88,174,000
	195,948,000	167,892,000
Less allowance for excess and obsolete inventory	(8,606,000)	(6,682,000)
Total inventory - net	$187,342,000	$161,210,000
Inventory unreturned	$8,315,000	$7,508,000

7. Contract Assets

Contract assets (see Note 3) are comprised of the following:

	June 30, 2018	March 31, 2018
Short-term contract assets
Cores expected to be returned by customers	$16,542,000	$15,614,000

Long-term contract assets
Remanufactured cores held at customers’ locations	$202,223,000	$200,429,000
Long-term core inventory deposits	5,569,000	5,569,000
	$207,792,000	$205,998,000
Total contract assets	$224,334,000	$221,612,000

8. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended June 30,
Sales	2018	2017
Customer A	37%	40%
Customer B	22%	25%
Customer C	26%	16%
Customer D	3%	8%

The Company’s largest customers accounted for the following total percentage of accounts receivable—trade:

Accounts receivable - trade	June 30, 2018	March 31, 2018
Customer A	33%	36%
Customer B	21%	16%
Customer C	13%	22%
Customer D	7%	5%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended June 30,
	2018	2017
Rotating electrical products	77%	78%
Wheel hub products	18%	18%
Brake master cylinders products	3%	3%
Other products	2%	1%
	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three months ended June 30, 2018 and 2017.

9. Debt

The Company was party to a $145,000,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $120,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility were scheduled to mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Credit Facility permitted the payment of up to $15,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants. The Term Loans required quarterly principal payments of $781,250. The interest rate on the Company’s Term Loans and Revolving Facility was 4.42% and 4.52%, respectively, as of March 31, 2018.

In June 2018, the Company entered into an amendment and restatement of the Credit Facility (as so amended and restated, the “Amended Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Amended Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Amended Term Loans”). The loans under the Amended Credit Facility mature on June 5, 2023. The Amended Credit Facility permits the payment of up to $20,000,000 of dividends per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Amended Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Company wrote-off $303,000 of previously capitalized debt issuance costs and capitalized $1,722,000 of new debt issuance costs in connection with the Amended Credit Facility.

The Amended Term Loans required quarterly principal payments of $937,500 beginning October 1, 2018. The Amended Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Amended Term Loans and Amended Revolving Facility was 4.75% and 4.81%, respectively, as of June 30, 2018.

The Amended Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of June 30, 2018.

In addition to other covenants, the Amended Credit Facility places limits on the Company’s ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by the Company and its subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

The following summarizes information about the Company’s term loans at:

	June 30, 2018	March 31, 2018
Principal amount of term loan	$30,000,000	$17,188,000
Unamortized financing fees	(297,000)	(207,000)
Net carrying amount of term loan	29,703,000	16,981,000
Less current portion of term loan	(2,749,000)	(3,068,000)
Long-term portion of term loan	$26,954,000	$13,913,000

Future repayments of the Company’s Amended Term Loans are as follows:

Year Ending March 31,
2019 - remaining nine months	1,875,000
2020	3,750,000
2021	3,750,000
2022	3,750,000
2023	3,750,000
Thereafter	13,125,000
Total payments	$30,000,000

The Company had $45,406,000 and $54,000,000 outstanding under the revolving facility at June 30, 2018 and March 31, 2018, respectively. In addition, $734,000 was reserved for letters of credit at June 30, 2018. At June 30, 2018, subject to certain adjustments, $128,694,000 was available under the Amended Revolving Facility.

10. Contract Liabilities

Contract liabilities (see Note 3) are comprised of the following:

	June 30, 2018	March 31, 2018
Short-term contract liabilities
Customer allowances earned	$7,409,000	$11,370,000
Customer core returns accruals	4,154,000	4,697,000
Accrued core payment, net	20,520,000	16,536,000
	$32,083,000	$32,603,000

Long-term contract liabilities
Customer core returns accruals	$29,035,000	$29,710,000
Accrued core payment, net	16,631,000	18,473,000
	$45,666,000	$48,183,000
Total contract liabilities	$77,749,000	$80,786,000

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

The following is a summary of the Company’s accounts receivable discount programs:

	Three Months Ended June 30,
	2018	2017
Receivables discounted	$86,785,000	$86,520,000
Weighted average days	334	342
Annualized weighted average discount rate	4.1%	3.1%
Amount of discount as interest expense	$3,324,000	$2,522,000

12. Net (Loss) Income Per Share

Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Diluted net (loss) income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended June 30,
	2018	2017

Net (loss) income	$(5,014,000)	$8,151,000
Basic shares	18,895,847	18,655,304
Effect of potentially dilutive securities	-	766,048
Diluted shares	18,895,847	19,421,352
Net (loss) income per share:

Basic net (loss) income per share	$(0.27)	$0.44

Diluted net (loss) income per share	$(0.27)	$0.42

The effect of dilutive options excludes (i) 1,380,598 shares subject to options with exercise prices ranging from $4.17 to $34.17 per share for the three months ended June, 30, 2018 and (ii) 111,172 shares subject to options with exercise prices ranging from $30.31 to $34.17 per share for the three months ended June, 30, 2017, which were anti-dilutive.

13. Income Taxes

The Company recorded an income tax benefit of $1,278,000, or an effective tax rate of 20.3%, for the three months ended June 30, 2018 compared to income tax expense for the three months ended June 30, 2017 of $4,628,000, or an effective tax rate of 36.2%. On December 22, 2017,  the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

U.S. GAAP requires that the impact of tax legislation be recognized in the period in which the law was enacted. As a result, the Company recorded provisional amounts due to the revaluation of deferred tax assets and liabilities and the transition tax on deemed repatriation of accumulated foreign income during fiscal 2018. Both of these tax charges represent provisional amounts and the Company’s current best estimates. Any adjustments recorded to the provisional amounts will be included as an adjustment to tax expense. The provisional amounts incorporate assumptions made based upon the Company’s current interpretation of the Tax Reform Act and may change as the Company receives additional clarification and implementation guidance.

The Company is not under examination in any jurisdiction and the years ended March 31, 2018, 2017, 2016, and 2015 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

14. Financial Risk Management and Derivatives

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $32,016,000 and $31,304,000 at June 30, 2018 and March 31, 2018, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as Hedging Instruments	Three Months Ended June 30,
	2018	2017
Forward foreign currency exchange contracts	$(2,666,000)	$1,052,000

The fair value of the forward foreign currency exchange contracts of $1,487,000 is included in other current liabilities in the consolidated balance sheets at June 30, 2018. The fair value of the forward foreign currency exchange contracts of $1,179,000 is included in prepaid and other current assets in the consolidated balance sheets at March 31, 2018.

15. Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	June 30, 2018				March 31, 2018
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$3,053,000	$3,053,000	-	-	$2,828,000	$2,828,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	1,179,000	-	$1,179,000	-

Liabilities
Other current liabilities
Forward foreign currency exchange contracts	1,487,000	-	$1,487,000	-	-	-	-	-
Deferred compensation	3,053,000	3,053,000	-	-	2,828,000	2,828,000	-	-

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended June 30, 2018 and 2017, a loss of $2,666,000 and a gain of $1,052,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

During the three months ended June 30, 2018, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

16. Share-based Payments

Stock Options

The Company granted options to purchase 241,800 and 163,100 shares of common stock during the three months ended June 30, 2018 and 2017, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Three Months Ended June 30,
	2018	2017
Weighted average risk free interest rate	2.82%	1.90%
Weighted average expected holding period (years)	5.95	5.82
Weighted average expected volatility	43.98%	47.36%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$8.70	$12.69

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2018	1,143,298	$16.97
Granted	241,800	$19.00
Exercised	-	$-
Forfeited	(4,500)	$28.58
Outstanding at June 30, 2018	1,380,598	$17.29

At June 30, 2018, options to purchase 450,765 shares of common stock were unvested at the weighted average exercise price of $23.31.

At June 30, 2018, there was $4,343,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 2.3 years.

Restricted Stock Units (“RSUs”)

During the three months ended June 30, 2018 and 2017, the Company granted 78,400 and 60,000 shares of RSUs, respectively, with an estimated grant date fair value of $1,490,000 and $1,644,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2018	133,828	$28.37
Granted	78,400	$19.00
Vested	(33,366)	$27.88
Forfeited	(1,434)	$28.37
Outstanding at June 30, 2018	177,428	$24.32

At June 30, 2018, there was $3,652,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.2 years.

17 Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended June 30, 2018			Three Months Ended June 30, 2017
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at March 31, 2018 and 2017	$746,000	$(6,174,000)	$(5,428,000)	$528,000	$(7,969,000)	$(7,441,000)
Cumulative-effect adjustment [see Note 2]	(746,000)	-	(746,000)	-	-	-
Balance at April 1, 2018 and 2017	$-	$(6,174,000)	$(6,174,000)	$528,000	$(7,969,000)	$(7,441,000)
Other comprehensive (loss) income, net of tax	-	(715,000)	(715,000)	56,000	229,000	285,000
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at June 30, 2018 and 2017	$-	$(6,889,000)	$(6,889,000)	$584,000	$(7,740,000)	$(7,156,000)

18. Subsequent Event

Share Repurchase Program

On August 6, 2018, the Company’s board of directors increased the share repurchase program authorization from $20,000,000 to $37,000,000 of its common stock. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis presents factors that Motorcar Parts of America, Inc. and its subsidiaries (“our,” “we” or “us”) believe are relevant to an assessment and understanding of our consolidated financial position and results of operations. This financial and business analysis should be read in conjunction with our March 31, 2018 audited consolidated financial statements included in our Annual Report on Form 10-K filed with the SEC on June 14, 2018.

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those expressed or implied by such statements. These factors include, but are not limited to: concentration of sales to a small number of customers; changes in the financial condition of or our relationship with any of our major customers; increases in the average accounts receivable collection period; the loss of sales to customers; delays in payments by customers; the increasing customer pressure for lower prices and more favorable payment and other terms; lower revenues than anticipated from new and existing contracts; the increasing demands on our working capital; the significant strain on working capital associated with large inventory purchases from customers; any meaningful difference between expected production needs and ultimate sales to our customers; investments in operational changes or acquisitions; our ability to obtain any additional financing we may seek or require; our ability to maintain positive cash flows from operations; potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting; our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults; increases in interest rates; the impact of high gasoline prices; consumer preferences and general economic conditions; increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers; difficulty in obtaining Used Cores and component parts or increases in the costs of those parts; political, criminal or economic instability in any of the foreign countries where we conduct operations; currency exchange fluctuations; unforeseen increases in operating costs; risks associated with cyber-attacks; risks associated with conflict minerals; the impact of new accounting pronouncements and tax laws, including the U.S. Tax Cuts and Jobs Act, and interpretations thereof; uncertainties affecting our ability to estimate our tax rate and other factors discussed herein and in our other filings with the Securities and Exchange Commission (the “SEC”). These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expected in any forward-looking statements. Readers are directed to risks and uncertainties identified under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on June 14, 2018 and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive and light truck applications. We also, to a lesser extent, are a manufacturer, remanufacturer, and distributor of heavy duty truck and industrial and agricultural application parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. As a result of an acquisition in July 2017, our business also now includes developing and selling diagnostics systems for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles.

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

In addition, we are now in the business of diagnostic equipment for alternators, starters, belt-starter generators (stop start and hybrid technology), and electric power trains for electric vehicles. The smallest but fastest growing segment of the global market for diagnostics is the electric vehicle market.

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

Results of Operations for the Three Months Ended June 30, 2018 and 2017

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended June 30,
	2018	2017
Gross profit percentage	18.6%	27.9%
Cash flow used in operations	$(924,000)	$(644,000)
Finished goods turnover (annualized) (1)	3.1	3.2

(1)
Annualized finished goods turnover for the fiscal quarter is calculated by multiplying cost of goods sold for the quarter by 4 and dividing the result by the average between beginning and ending finished goods inventory values for the fiscal quarter. With the adoption of ASC 606, our inventory now includes all on-hand core inventory. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended June 30,
	2018	2017
Net sales	$92,565,000	$95,519,000
Cost of goods sold	75,314,000	68,843,000
Gross profit	17,251,000	26,676,000
Gross profit percentage	18.6%	27.9%

Net Sales. Our net sales for the three months ended June 30, 2018 decreased by $2,954,000, or 3.1%, to $92,565,000 compared to net sales for the three months ended June 30, 2017 of $95,519,000. Our net sales were positively impacted by sales of diagnostics equipment, which resulted from our July 2017 acquisition. We have experienced year-over-year market share growth in all of our product lines. However, sales for the quarter were soft due to lower replenishment orders in line with overall weak industry sales in the early part of the quarter. In addition, we had numerous customer allowances related to new business and increased stock adjustment accruals related to commitments for future update orders.  These allowances and return accruals were a reduction to our recognized sales.  We believe that these factors were temporary and, in fact, we experienced a recovery in the latter part of the quarter.

Gross Profit. Our gross profit percentage was 18.6% for the three months ended June 30, 2018 compared to 27.9% for the three months ended June 30, 2017. Gross profit for the three months ended June 30, 2018 was impacted by $1,207,000 for customer allowances related to new business and transition expenses of $1,755,000 in connection with the expansion of our operations in Mexico.  Gross margins were additionally impacted by (i) timing of customer shipments, (ii) higher freight costs compared to the prior year, (iii) stock adjustment accruals, and (iv) lower absorption of overhead costs.

In addition, our gross profit was further impacted by the lower of cost or net realizable value revaluation for remanufactured cores held at customers’ locations of $2,624,000 for the three months ended June 30, 2018 and $1,350,000 for the three months ended June 30, 2017.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended June 30,
	2018	2017
General and administrative	$12,340,000	$6,187,000
Sales and marketing	4,392,000	3,394,000
Research and development	1,736,000	1,002,000

Percent of net sales

General and administrative	13.3%	6.5%
Sales and marketing	4.7%	3.6%
Research and development	1.9%	1.0%

General and Administrative. Our general and administrative expenses for the three months ended June 30, 2018 were $12,340,000, which represents an increase of $6,153,000, or 99.5%, from general and administrative expenses for the three months ended June 30, 2017 of $6,187,000. This increase was primarily due to (i) a comparative increase in expenses of $3,718,000 due to a loss of $2,666,000 recorded due to the change in the fair value of the forward foreign currency exchange contracts for the three months ended June 30, 2018 compared to a gain of $1,052,000 recorded for the three months ended June 30, 2017, (ii) $567,000 of increased professional services for transactions during the quarter relating to expansion and fees related to the adoption of ASC 606, (iii) $401,000 of general and administrative expenses attributable to our July 2017 D&V acquisition, and (iv) $180,000 of increased general and administrative expenses primarily at our Mexico locations to support our growth initiatives. In addition, the three months ended June 30, 2017 included a gain of $1,293,000 recorded due to the change in the fair value of the warrant liability, which was settled on September 8, 2017.

Sales and Marketing. Our sales and marketing expenses for the three months ended June 30, 2018 increased $998,000, or 29.4%, to $4,392,000 from $3,394,000 for the three months ended June 30, 2017. The increase was due primarily to (i) $490,000 of sales and marketing expenses attributable to our July 2017 D&V acquisition, (ii) $248,000 for personnel added to support our growth initiatives, and $233,000 of increased trade shows.

Research and Development. Our research and development expenses increased by $734,000, or 73.3%, to $1,736,000 for the three months ended June 30, 2018 from $1,002,000 for the three months ended June 30, 2017. The increase was due primarily to (i) $390,000 of research and development expenses attributable to our July 2017 D&V acquisition, (ii) $257,000 for personnel added to support our growth initiatives, and (iii) $136,000 of increased supplies.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended June 30, 2018 increased $1,761,000, or 53.1%, to $5,075,000 from $3,314,000 for the three months ended June 30, 2017. The increase in interest expense was due primarily to a (i) higher discount rate on our accounts receivable discount programs, (ii) the write-off of $303,000 of previously capitalized debt issuance costs in connection with the amendment to our credit facility, (iii) increased average outstanding borrowings as we build our inventory levels to support anticipated higher sales, and (iv) higher interest rates on our average outstanding borrowings.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $1,278,000, or an effective tax rate of 20.3%, for the three months ended June 30, 2018 compared to income tax expense for the three months ended June 30, 2017 of $4,628,000, or an effective tax rate of 36.2%. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $91,742,000 and $85,651,000, a ratio of current assets to current liabilities of 1.5:1.0 and 1.4:1.0, at June 30, 2018 and March 31, 2018, respectively. The increase in working capital was due primarily to the build-up of our inventory to support anticipated higher sales.

We generated cash during the three months ended June 30, 2018 from the use of receivable discount programs with certain of our major customers and their respective banks, as well as from our credit facility. The cash generated from these activities was used primarily to build our inventory levels to support anticipated higher sales.

In June 2018, we entered into an amended and restated credit facility consisting of a $200,000,000 revolving loan facility and a $30,000,000 term loan facility, maturing in June 2023.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Three Months Ended June 30,
	2018	2017
Cash provided by (used in):
Operating activities	$(924,000)	$(644,000)
Investing activities	(1,701,000)	(770,000)
Financing activities	1,955,000	458,000
Effect of exchange rates on cash and cash equivalents	(137,000)	47,000
Net decrease in cash and cash equivalents	$(807,000)	$(909,000)

Additional selected cash flow data:
Depreciation and amortization	$1,586,000	$1,039,000
Capital expenditures	1,546,000	597,000

Net cash used in operating activities was $924,000 and $644,000 during the three months ended June 30, 2018 and 2017, respectively. The significant changes in our operating activities during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 were due primarily to (i) an increase in accounts payable during the three months ended June 30, 2018 compared to a decrease during the three months ended June 30, 2017, (ii) decreased operating results (net income plus net add-back for non-cash transactions in earnings), (iii) the build-up of our inventory to support anticipated higher sales, and (iv) increased remanufactured core purchases, including accrued core payments to certain of our major customers of $4,551,000 during the three months ended June 30, 2018.

Net cash used in investing activities was $1,701,000 and $770,000 during the three months ended June 30, 2018 and 2017, respectively. The significant change in our investing activities during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was due primarily to increased capital expenditures.

Net cash provided by financing activities was $1,955,000 and $458,000 during the three months ended June 30, 2018 and 2017, respectively. The significant change in our financing activities during the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was due mainly to decreased cash used to repurchase shares of our common stock under our share repurchase program.

Capital Resources

Credit Facility

We were a party to a $145,000,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $120,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility were scheduled to mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of our assets. Our Credit Facility permitted the payment of up to $15,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants. The Term Loans required quarterly principal payments of $781,250. The interest rate on the Company’s Term Loans and Revolving Facility was 4.42% and 4.52%, respectively, as of March 31, 2018.

In June 2018, we entered into an amendment and restatement of the Credit Facility (as so amended and restated, the “Amended Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Amended Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Amended Term Loans”). The loans under the Amended Credit Facility mature on June 5, 2023. The Amended Credit Facility permits the payment of up to $20,000,000 of dividends per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Amended Credit Facility, the lenders were granted a security interest in substantially all of our assets. We wrote-off $303,000 of previously capitalized debt issuance costs and capitalized $1,722,000 of new debt issuance costs in connection with the Amended Credit Facility.

The Amended Term Loans required quarterly principal payments of $937,500 beginning October 1, 2018. The Amended Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Amended Term Loans and Amended Revolving Facility was 4.75% and 4.81%, respectively, as of June 30, 2018.

The Amended Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of June 30, 2018.

The following summarizes the financial covenants required under the Amended Credit Facility:

	Calculation as of June 30, 2018	Financial covenants required under the Amended Credit Facility
Maximum senior leverage ratio	1.04	3.00
Minimum fixed charge coverage ratio	1.28	1.10

In addition to other covenants, the Amended Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted by us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

We had $45,406,000 and $54,000,000 outstanding under the revolving facility at June 30, 2018 and March 31, 2018, respectively. In addition, $734,000 was reserved for letters of credit at June 30, 2018. At June 30, 2018, subject to certain adjustments, $128,694,000 was available under the Amended Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Three Months Ended June 30,
	2018	2017
Receivables discounted	$86,785,000	$86,520,000
Weighted average days	334	342
Annualized weighted average discount rate	4.1%	3.1%
Amount of discount as interest expense	$3,324,000	$2,522,000

Off-Balance Sheet Arrangements

At June 30, 2018, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including capital leases, were $1,546,000 and $643,000 for the three months ended June 30, 2018 and 2017, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to invest approximately $17,000,000 in fiscal 2019 to support our growth initiatives and continued expansion of our operations in Mexico. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Subsequent Event

Share Repurchase Program

On August 6, 2018, our board of directors increased the share repurchase program authorization from $20,000,000 to $37,000,000 of our common stock. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Litigation

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2018, which was filed on June 14, 2018.

Critical Accounting Policies

There have been no material changes to our critical accounting policies and estimates that are presented in our Annual Report on Form 10-K for the year ended March 31, 2018, which was filed on June 14, 2018, except as discussed below.

New Accounting Pronouncements Recently Adopted

Revenue Recognition

Effective April 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) using the full retrospective transition method. Under this method, we revised our consolidated financial statements for the years ended March 31, 2017 and 2018, and applicable interim periods within the fiscal year ended March 31, 2018, as if ASC 606 had been effective for those periods. Periods prior to the fiscal year ended March 31, 2017 were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. See Note 3, Revenue Recognition, for additional discussion of the adoption of ASC Topic 606 and the impact on our financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that amends the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the ASU clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We applied the amendments in the new guidance by means of a cumulative-effect adjustment of $746,000, net of tax, to the opening balance of retained earnings on April 1, 2018. Short-term investments are recorded at fair value with $69,000 of unrealized gain now recorded as a component of general and administrative expense.

Modifications to Share-Based Payment Awards

In May 2017, the FASB issued guidance to provide clarity and reduce (i) the diversity in practice and (ii) the cost and complexity when applying the accounting guidance for equity-based compensation to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. The adoption of this guidance did not have any impact on our consolidated financial statements.

Business Combinations

In January 2017, the FASB issued guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance is effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the amendment prospectively. The adoption of this guidance did not have any impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. We will adopt this guidance in the first quarter of fiscal 2020. We have developed an implementation plan and are currently gathering data to further assess the impact of the ASU on our financial statements. The adoption is anticipated to have a significant increase to our long-term assets and liabilities on the consolidated balance sheets.

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

Reporting Comprehensive Income

In February 2018, the FASB issued guidance that permits, but does not require, companies to reclassify the stranded tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in market risk from the information provided in Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K as of March 31, 2018, which was filed with the SEC on June 14, 2018.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the first quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2018, which was filed on June 14, 2018.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed on June 14, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends

The Amended Credit Facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended June 30, 2018 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 1 - April 30, 2018:
Open market and privately negotiated purchases	-	$-	-	$8,370,000
May 1 - May 31, 2018:
Open market and privately negotiated purchases	-	$-	-	8,370,000
June 1 - June 30, 2018:
Open market and privately negotiated purchases	-	$-	-	8,370,000
Total	0		0	$8,370,000

(1)
As of June 30, 2018, $11,630,000 of the $20,000,000 had been utilized and $8,370,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We did not make any share repurchases during the three months ended June 30, 2018. We retired the 511,746 shares repurchased under this program through June 30, 2018. On August 6, 2018, our board of directors increased the share repurchase program authorization from $20,000,000 to $37,000,000 of our common stock. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

10.1*
Amended and Restated Credit Facility, dated as of June 5, 2018, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document

101.SCM	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been omitted pursuant to a confidential treatment request submitted separately to the SEC pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: August 9, 2018	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: August 9, 2018	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer