Form 10-Q
period 2018-09-30
MOTORCAR PARTS AMERICA INC
filed 2019-01-08
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 18,809,102 shares of Common Stock outstanding at December 31, 2018.

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

“Remanufactured Core” — The Used Core underlying an automobile part that has gone through the remanufacturing process and through that process has become part of a newly remanufactured automobile part. The remanufacturing process takes a Used Core, breaks it down into its component parts, replaces those components that cannot be reused and reassembles the salvageable components of the Used Core and additional new components into a remanufactured automobile part. Upon adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contract with Customers, (“ASC 606”) on April 1, 2018, the Remanufactured Cores at our facilities, which were previously segregated from cores held at customers’ locations, were reclassified from long-term core inventory to our on-hand finished goods inventory. Remanufactured Cores held for sale at our customer locations are included in long-term contract assets. In addition, upon the adoption of ASC 606, the Remanufactured Core portion of stock adjustment returns are classified as contract assets until we physically receive them.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	September 30, 2018	March 31, 2018
ASSETS	(Unaudited)	(As Adjusted)
Current assets:		(Note 4)
Cash and cash equivalents	$6,175,000	$13,049,000
Short-term investments	3,230,000	2,828,000
Accounts receivable — net	56,085,000	63,174,000
Inventory— net	188,287,000	161,210,000
Inventory unreturned	9,100,000	7,508,000
Contract assets (see Note 8)	24,272,000	23,206,000
Income tax receivable	11,572,000	7,972,000
Prepaid expenses and other current assets	10,200,000	8,608,000
Total current assets	308,921,000	287,555,000
Plant and equipment — net	30,512,000	28,322,000
Long-term deferred income taxes	7,345,000	6,698,000
Long-term contract assets (see Note 8)	230,438,000	222,731,000
Goodwill	2,551,000	2,551,000
Intangible assets — net	3,380,000	3,766,000
Other assets	866,000	804,000
TOTAL ASSETS	$584,013,000	$552,427,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,663,000	$73,273,000
Accrued liabilities	10,622,000	12,048,000
Customer finished goods returns accrual	19,961,000	17,805,000
Contract liabilities (see Note 11)	31,488,000	32,603,000
Revolving loan	52,906,000	54,000,000
Other current liabilities	4,970,000	4,471,000
Current portion of term loan	3,685,000	3,068,000
Total current liabilities	216,295,000	197,268,000
Term loan, less current portion	26,032,000	13,913,000
Long-term contract liabilities (see Note 11)	52,535,000	48,183,000
Long-term deferred income taxes	211,000	226,000
Other liabilities	6,776,000	5,957,000
Total liabilities	301,849,000	265,547,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,799,477 and 18,893,102 shares issued and outstanding at September 30, 2018 and March 31, 2018, respectively	188,000	189,000
Additional paid-in capital	211,593,000	213,609,000
Retained earnings	77,274,000	78,510,000
Accumulated other comprehensive loss	(6,891,000)	(5,428,000)
Total shareholders’ equity	282,164,000	286,880,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$584,013,000	$552,427,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Net sales	$127,939,000	$110,261,000	$219,607,000	$204,956,000
Cost of goods sold	102,228,000	84,234,000	177,544,000	153,077,000
Gross profit	25,711,000	26,027,000	42,063,000	51,879,000
Operating expenses:
General and administrative	8,997,000	8,615,000	21,088,000	14,503,000
Sales and marketing	4,537,000	3,457,000	8,929,000	6,851,000
Research and development	1,784,000	1,240,000	3,520,000	2,242,000
Total operating expenses	15,318,000	13,312,000	33,537,000	23,596,000
Operating income	10,393,000	12,715,000	8,526,000	28,283,000
Interest expense, net	5,699,000	3,522,000	10,774,000	6,836,000
Income (loss) before income tax expense (benefit)	4,694,000	9,193,000	(2,248,000)	21,447,000
Income tax expense (benefit)	1,181,000	3,598,000	(266,000)	8,032,000
Net income (loss)	$3,513,000	$5,595,000	$(1,982,000)	$13,415,000
Basic net income (loss) per share	$0.19	$0.30	$(0.10)	$0.72
Diluted net income (loss) per share	$0.18	$0.29	$(0.10)	$0.69
Weighted average number of shares outstanding:
Basic	18,878,674	18,718,709	18,887,214	18,687,179
Diluted	19,319,465	19,356,809	18,887,214	19,371,144

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Net income (loss)	$3,513,000	$5,595,000	$(1,982,000)	$13,415,000
Other comprehensive (loss) income, net of tax:
Unrealized gain on short-term investments (net of tax of $0, $40,000, $0 and $78,000)	-	60,000	-	116,000
Foreign currency translation (loss) gain	(2,000)	608,000	(717,000)	837,000
Total other comprehensive (loss) gain, net of tax	(2,000)	668,000	(717,000)	953,000
Comprehensive income (loss)	$3,511,000	$6,263,000	$(2,699,000)	$14,368,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended September 30,
	2018	2017
Cash flows from operating activities:		(As Adjusted)
Net (loss) income	$(1,982,000)	$13,415,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	2,834,000	1,828,000
Amortization of intangible assets	384,000	325,000
Amortization and write-off of debt issuance costs	647,000	426,000
Amortization of interest on contract liabilities, net	513,000	269,000
Gain due to change in fair value of the warrant liability	-	(2,313,000)
Gain on short-term investments	(180,000)	-
Net provision for inventory reserves	5,285,000	3,258,000
Net provision for customer payment discrepancies	274,000	604,000
Net provision for (recovery of) doubtful accounts	206,000	(2,000)
Deferred income taxes	(667,000)	(207,000)
Share-based compensation expense	2,121,000	1,744,000
Loss on disposal of plant and equipment	11,000	7,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	6,598,000	2,819,000
Inventory	(32,380,000)	(28,552,000)
Inventory unreturned	(1,592,000)	(123,000)
Income tax receivable	(3,595,000)	(3,985,000)
Prepaid expenses and other current assets	(658,000)	(2,645,000)
Other assets	(79,000)	(20,000)
Accounts payable and accrued liabilities	17,840,000	(3,764,000)
Customer finished goods returns accrual	2,156,000	(4,246,000)
Contract assets, net	(8,773,000)	6,882,000
Contract liabilities, net	2,724,000	5,837,000
Other liabilities	1,904,000	295,000
Net cash used in operating activities	(6,409,000)	(8,148,000)
Cash flows from investing activities:
Purchase of plant and equipment	(5,259,000)	(2,460,000)
Purchase of business, net of cash acquired	-	(4,974,000)
Change in short-term investments	(222,000)	(226,000)
Net cash used in investing activities	(5,481,000)	(7,660,000)
Cash flows from financing activities:
Borrowings under revolving loan	35,200,000	52,000,000
Repayments of revolving loan	(36,294,000)	(27,000,000)
Borrowings under term loan	13,594,000	-
Repayments of term loan	(782,000)	(1,563,000)
Payments for debt issuance costs	(1,757,000)	(443,000)
Payments on capital lease obligations	(711,000)	(392,000)
Exercise of stock options	244,000	295,000
Cash used to net share settle equity awards	(320,000)	(594,000)
Settlement of warrant	-	4,000,000
Repurchase of common stock, including fees	(4,062,000)	(4,476,000)
Net cash provided by financing activities	5,112,000	21,827,000
Effect of exchange rate changes on cash and cash equivalents	(96,000)	42,000
Net (decrease) increase in cash and cash equivalents	(6,874,000)	6,061,000
Cash and cash equivalents — Beginning of period	13,049,000	9,029,000
Cash and cash equivalents — End of period	$6,175,000	$15,090,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$9,534,000	$6,121,000
Income taxes, net of refunds	3,263,000	11,672,000
Non-cash investing and financing activities:
Plant and equipment acquired under capital lease	$-	$498,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
September 30, 2018
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2018.

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

1. Company Background and Organization

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive and light truck applications. The Company also, to a lesser extent, is a manufacturer, remanufacturer, and distributor of heavy duty truck and industrial and agricultural application parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. As a result of the July 2017 acquisition of D&V Electronics Ltd. (“D&V”), the Company’s business also now includes developing and selling diagnostics systems for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles.

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

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) ASC for segment reporting, the Company has identified its chief executive officer as chief operating decision maker (“CODM”), has reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that it has one reportable segment for purposes of recording and reporting its financial results.

2. Impact on Previously Issued Financial Statements for the Correction of an Error

Revision of Prior Period Financial Statements

During the second quarter ended September 30, 2018, the Company identified and corrected immaterial errors that affected previously issued consolidated financial statements. These errors primarily related to historical misapplication of GAAP related to the timing of recognizing certain expenses incurred in connection with allowances paid for core inventory purchase obligations at the start of a new business relationship. The Company previously recorded the difference between the acquisition price of Remanufactured Cores purchased from customers generally in connection with new business, and the related inventory cost as a sales allowance reducing revenue when the purchases were made. These sales allowances are now recorded as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered (as further described under the caption “Contract Assets” in Note 4). The Company also corrected errors resulting from differences between the original cost estimate and the actual cost of the Remanufactured Cores held at customers’ locations.

The Company also corrected other immaterial errors, which primarily relate to bonus accruals and core inventory, and recorded certain adjustments to income taxes, including reflecting the tax effect of the aforementioned adjustments. In addition, the Company reclassified certain customer contract related prepayments from prepaid expenses and other current assets and other assets to contract assets related to the adoption of ASC 606 on April 1, 2018 (see Note 4).

As of June 30, 2018, the cumulative error for all periods previously reported was an understatement of net income of $2,938,000. The Company assessed the materiality, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, and concluded that these errors were not material to any of its previously issued financial statements. However, the Company determined that the cumulative correction of these errors would have had a material effect on the financial results for the three and six months ended September 30, 2018. Accordingly, in order to correctly present the errors noted above, previously issued financial statements have been revised and are presented as “As Revised” in the tables presented in the following footnotes. In addition, upon the adoption of ASC 606 on April 1, 2018, the Company adjusted its revised consolidated financial statements and related footnotes for the years ended March 31, 2018, and 2017 and applicable interim periods within the fiscal year ended March 31, 2018. These consolidated financial statements and tables are presented as “As Adjusted”.

The effect of the above corrections on the consolidated statement of operations for the fiscal year ended March 31, 2018 is as follows:

	Year Ended March 31, 2018
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustment	As Revised

Net sales	$428,072,000	$(1,081,000)	$426,991,000
Cost of goods sold	322,199,000	(1,750,000)	320,449,000
Gross profit	105,873,000	669,000	106,542,000
Operating expenses:
General and administrative	35,527,000	(50,000)	35,477,000
Sales and marketing	15,030,000	-	15,030,000
Research and development	5,692,000	-	5,692,000
Total operating expenses	56,249,000	(50,000)	56,199,000
Operating income	49,624,000	719,000	50,343,000
Interest expense, net	15,445,000	-	15,445,000
Income before income tax expense (benefit)	34,179,000	719,000	34,898,000
Income tax expense (benefit)	17,863,000	(1,791,000)	16,072,000
Net income	$16,316,000	$2,510,000	$18,826,000
Basic net income per share	$0.87	$0.13	$1.00
Diluted net income per share	$0.84	$0.13	$0.96

The effect of the above corrections on the consolidated statement of operations for the fiscal year ended March 31, 2017 is as follows:

	Year Ended March 31, 2017
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustment	As Revised

Net sales	$421,253,000	$1,629,000	$422,882,000
Cost of goods sold	306,207,000	(281,000)	305,926,000
Gross profit	115,046,000	1,910,000	116,956,000
Operating expenses:
General and administrative	31,124,000	1,000	31,125,000
Sales and marketing	12,126,000	-	12,126,000
Research and development	3,824,000	-	3,824,000
Total operating expenses	47,074,000	1,000	47,075,000
Operating income	67,972,000	1,909,000	69,881,000
Interest expense, net	13,094,000	-	13,094,000
Income before income tax expense	54,878,000	1,909,000	56,787,000
Income tax expense	17,305,000	706,000	18,011,000
Net income	$37,573,000	$1,203,000	$38,776,000
Basic net income per share	$2.02	$0.06	$2.08
Diluted net income per share	$1.93	$0.06	$2.00

The effect of the above corrections on the consolidated statement of operations for the fiscal year ended March 31, 2016 is as follows:

	Year Ended March 31, 2016
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustment	As Revised

Net sales	$368,970,000	$700,000	$369,670,000
Cost of goods sold	268,046,000	402,000	268,448,000
Gross profit	100,924,000	298,000	101,222,000
Operating expenses:
General and administrative	49,665,000	298,000	49,963,000
Sales and marketing	9,965,000	-	9,965,000
Research and development	3,008,000	-	3,008,000
Total operating expenses	62,638,000	298,000	62,936,000
Operating income	38,286,000	-	38,286,000
Interest expense, net	16,244,000	-	16,244,000
Income before income tax expense	22,042,000	-	22,042,000
Income tax expense	11,479,000	294,000	11,773,000
Net income	$10,563,000	$(294,000)	$10,269,000
Basic net income per share	$0.58	$(0.02)	$0.56
Diluted net income per share	$0.55	$(0.02)	$0.54

The effect of the above corrections on the consolidated statement of comprehensive income for the fiscal year ended March 31, 2018 is as follows:

	Year Ended March 31, 2018
Revised Consolidated Statement of Comprehensive Income Amounts:	As Previously Reported	Adjustment	As Revised

Net income	$16,316,000	$2,510,000	$18,826,000
Comprehensive income	$18,329,000	$2,510,000	$20,839,000

The effect of the above corrections on the consolidated statement of comprehensive income for the fiscal year ended March 31, 2017 is as follows:

	Year Ended March 31, 2017
Revised Consolidated Statement of Comprehensive Income Amounts:	As Previously Reported	Adjustment	As Revised

Net income	$37,573,000	$1,203,000	$38,776,000
Comprehensive income	$34,984,000	$1,203,000	$36,187,000

The effect of the above corrections on the consolidated statement of comprehensive income for the fiscal year ended March 31, 2016 is as follows:

	Year Ended March 31, 2016
Revised Consolidated Statement of Comprehensive Income Amounts:	As Previously Reported	Adjustment	As Revised

Net income	$10,563,000	$(294,000)	$10,269,000
Comprehensive income	$8,229,000	$(294,000)	$7,935,000

The effect of the above corrections on the consolidated balance sheet at March 31, 2018 is as follows:

	March 31, 2018
Revised Consolidated Balance Sheet Amounts:	As Previously Reported	Adjustment	As Revised
ASSETS
Income tax receivable	$7,796,000	$176,000	$7,972,000
Prepaid expenses and other current assets	11,491,000	3,613,000	15,104,000
Long-term core inventory — net	301,656,000	(3,362,000)	298,294,000
Long-term deferred income taxes	10,556,000	(3,619,000)	6,937,000
Other assets	7,392,000	14,603,000	21,995,000
TOTAL ASSETS	$494,497,000	$11,411,000	$505,908,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued liabilities	$11,799,000	$249,000	$12,048,000
TOTAL LIABILITIES	$219,521,000	$249,000	$219,770,000
Retained earnings	$66,606,000	$11,162,000	$77,768,000
TOTAL SHAREHOLDERS’ EQUITY	$274,976,000	$11,162,000	$286,138,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$494,497,000	$11,411,000	$505,908,000

The effect of the above corrections on the consolidated balance sheet at March 31, 2017 is as follows:

	March 31, 2017
Revised Consolidated Balance Sheet Amounts:	As Previously Reported	Adjustment	As Revised
ASSETS
Prepaid expenses and other current assets	$9,848,000	$3,240,000	$13,088,000
Long-term core inventory — net	262,922,000	(4,501,000)	258,421,000
Long-term deferred income taxes	13,546,000	(5,179,000)	8,367,000
Other assets	6,990,000	15,391,000	22,381,000
TOTAL ASSETS	$436,139,000	$8,951,000	$445,090,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued liabilities	$10,077,000	$299,000	$10,376,000
TOTAL LIABILITIES	$187,458,000	$299,000	$187,757,000
Retained earnings	$50,290,000	$8,652,000	$58,942,000
TOTAL SHAREHOLDERS’ EQUITY	$248,681,000	$8,652,000	$257,333,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$436,139,000	$8,951,000	$445,090,000

The effect of the above corrections on the consolidated statement of shareholders’ equity for the fiscal year ended March 31, 2018 is as follows:

	Year Ended March 31, 2018
Revised Consolidated Statement of Shareholders’ Equity Amounts:	As Previously Reported	Adjustment	As Revised

Retained earnings at March 31, 2017	$50,290,000	$8,652,000	$58,942,000
Net income	16,316,000	2,510,000	18,826,000
Retained earnings at March 31, 2018	$66,606,000	$11,162,000	$77,768,000

The effect of the above corrections on the consolidated statement of shareholders’ equity for the fiscal year ended March 31, 2017 is as follows:

	Year Ended March 31, 2017
Revised Consolidated Statement of Shareholders’ Equity Amounts:	As Previously Reported	Adjustment	As Revised

Retained earnings at March 31, 2016	$11,825,000	$7,449,000	$19,274,000
Cumulative effect adjustment	892,000	-	892,000
Net income	37,573,000	1,203,000	38,776,000
Retained earnings at March 31, 2017	$50,290,000	$8,652,000	$58,942,000

The effect of the above corrections on the consolidated statement of shareholders’ equity for the fiscal year ended March 31, 2016 is as follows:

	Year Ended March 31, 2016
Revised Consolidated Statement of Shareholders’ Equity Amounts:	As Previously Reported	Adjustment	As Revised

Retained earnings at March 31, 2015	$1,262,000	$-	$1,262,000
Cumulative effect adjustment of error corrections	-	7,743,000	7,743,000
Net income (loss)	10,563,000	(294,000)	10,269,000
Retained earnings at March 31, 2016	$11,825,000	$7,449,000	$19,274,000

The effect of the above corrections on the consolidated statement of cash flows for the fiscal year ended March 31, 2018 is as follows:

	Year Ended March 31, 2018
Revised Consolidated Statement of Cash Flow from Operating Activities Amounts:	As Previously Reported	Adjustment	As Revised
Net income	$16,316,000	$2,510,000	$18,826,000
Deferred income taxes	3,055,000	(1,560,000)	1,495,000
Income tax receivable	(6,081,000)	(231,000)	(6,312,000)
Prepaid expenses and other current assets	(2,507,000)	(318,000)	(2,825,000)
Other assets	(384,000)	788,000	404,000
Accounts payable and accrued liabilities	(11,621,000)	(50,000)	(11,671,000)
Long-term core inventory	(45,839,000)	(1,139,000)	(46,978,000)
Net cash used in operating activities	$(13,944,000)	$-	$(13,944,000)

The effect of the above corrections on the consolidated statement of cash flows for the fiscal year ended March 31, 2017 is as follows:

	Year Ended March 31, 2017
Revised Consolidated Statement of Cash Flow from Operating Activities Amounts:	As Previously Reported	Adjustment	As Revised
Net income	$37,573,000	$1,203,000	$38,776,000
Deferred income taxes	6,510,000	355,000	6,865,000
Prepaid expenses and other current assets	(4,333,000)	(549,000)	(4,882,000)
Other assets	(3,339,000)	(1,025,000)	(4,364,000)
Accounts payable and accrued liabilities	12,446,000	1,000	12,447,000
Long-term core inventory	(24,964,000)	(281,000)	(25,245,000)
Other liabilities	(1,344,000)	296,000	(1,048,000)
Net cash used in operating activities	$(5,269,000)	$-	$(5,269,000)

The effect of the above corrections on the consolidated statement of cash flows for the fiscal year ended March 31, 2016 is as follows:

	Year Ended March 31, 2016
Revised Consolidated Statement of Cash Flow from Operating Activities Amounts:	As Previously Reported	Adjustment	As Revised
Net income	$10,563,000	$(294,000)	$10,269,000
Deferred income taxes	(3,781,000)	590,000	(3,191,000)
Prepaid expenses and other current assets	2,765,000	618,000	3,383,000
Other assets	(477,000)	(1,318,000)	(1,795,000)
Accounts payable and accrued liabilities	6,620,000	298,000	6,918,000
Long-term core inventory	(53,408,000)	402,000	(53,006,000)
Other liabilities	1,673,000	(296,000)	1,377,000
Net cash used in operating activities	$15,334,000	$-	$15,334,000

The effect of the above corrections on the consolidated statement of operations for the three months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustment	As Revised
Net sales	$95,063,000	$(824,000)	$94,239,000
Cost of goods sold	69,224,000	-	69,224,000
Gross profit	25,839,000	(824,000)	25,015,000
Operating expenses:
General and administrative	6,187,000	(299,000)	5,888,000
Sales and marketing	3,394,000	-	3,394,000
Research and development	1,002,000	-	1,002,000
Total operating expenses	10,583,000	(299,000)	10,284,000
Operating income	15,256,000	(525,000)	14,731,000
Interest expense, net	3,314,000	-	3,314,000
Income (loss) before income tax expense (benefit)	11,942,000	(525,000)	11,417,000
Income tax expense (benefit)	4,316,000	(194,000)	4,122,000
Net income (loss)	$7,626,000	$(331,000)	$7,295,000
Basic net income (loss) per share	$0.41	$(0.02)	$0.39
Diluted net income (loss) per share	$0.39	$(0.02)	$0.38

The effect of the above corrections on the consolidated statements of operations for the three and six months ended September 30, 2017 is as follows:

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised

Net sales	$111,774,000	$(921,000)	$110,853,000	$206,837,000	$(1,745,000)	$205,092,000
Cost of goods sold	84,612,000	-	84,612,000	153,836,000	-	153,836,000
Gross profit	27,162,000	(921,000)	26,241,000	53,001,000	(1,745,000)	51,256,000
Operating expenses:
General and administrative	8,615,000	-	8,615,000	14,802,000	(299,000)	14,503,000
Sales and marketing	3,457,000	-	3,457,000	6,851,000	-	6,851,000
Research and development	1,240,000	-	1,240,000	2,242,000	-	2,242,000
Total operating expenses	13,312,000	-	13,312,000	23,895,000	(299,000)	23,596,000
Operating income (loss)	13,850,000	(921,000)	12,929,000	29,106,000	(1,446,000)	27,660,000
Interest expense, net	3,522,000	-	3,522,000	6,836,000	-	6,836,000
Income (loss) before income tax expense (benefit)	10,328,000	(921,000)	9,407,000	22,270,000	(1,446,000)	20,824,000
Income tax expense (benefit)	4,027,000	(343,000)	3,684,000	8,343,000	(537,000)	7,806,000
Net income (loss)	$6,301,000	$(578,000)	$5,723,000	$13,927,000	$(909,000)	$13,018,000
Basic net income (loss) per share	$0.34	$(0.03)	$0.31	$0.75	$(0.05)	$0.70
Diluted net income (loss) per share	$0.33	$(0.03)	$0.30	$0.72	$(0.05)	$0.67

The effect of the above corrections on the consolidated statement of operations for the three and nine months ended December 31, 2017 is as follows:

	Three Months Ended December 31, 2017			Nine Months Ended December 31, 2017
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net sales	$100,127,000	$1,586,000	$101,713,000	$306,964,000	$(159,000)	$306,805,000
Cost of goods sold	77,583,000	(1,750,000)	75,833,000	231,419,000	(1,750,000)	229,669,000
Gross profit	22,544,000	3,336,000	25,880,000	75,545,000	1,591,000	77,136,000
Operating expenses:
General and administrative	11,915,000	-	11,915,000	26,717,000	(299,000)	26,418,000
Sales and marketing	4,048,000	-	4,048,000	10,899,000	-	10,899,000
Research and development	1,678,000	-	1,678,000	3,920,000	-	3,920,000
Total operating expenses	17,641,000	-	17,641,000	41,536,000	(299,000)	41,237,000
Operating income	4,903,000	3,336,000	8,239,000	34,009,000	1,890,000	35,899,000
Interest expense, net	3,953,000	-	3,953,000	10,789,000	-	10,789,000
Income before income tax expense (benefit)	950,000	3,336,000	4,286,000	23,220,000	1,890,000	25,110,000
Income tax expense (benefit)	7,756,000	(820,000)	6,936,000	16,099,000	(1,357,000)	14,742,000
Net (loss) income	$(6,806,000)	$4,156,000	$(2,650,000)	$7,121,000	$3,247,000	$10,368,000
Basic net (loss) income per share	$(0.36)	$0.22	$(0.14)	$0.38	$0.17	$0.55
Diluted net (loss) income per share	$(0.36)	$0.22	$(0.14)	$0.37	$0.17	$0.53

The effect of the above corrections on the consolidated statement of comprehensive income (loss) for the three months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017
Revised Consolidated Statement of Comprehensive Income (Loss) Amounts:	As Previously Reported	Adjustment	As Revised

Net income (loss)	$7,626,000	$(331,000)	$7,295,000
Comprehensive income (loss)	$7,911,000	$(331,000)	$7,580,000

The effect of the above corrections on the consolidated statements of comprehensive income (loss) for the three and six months ended September 30, 2017 is as follows:

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
Revised Consolidated Statement of Comprehensive Income (Loss) Amounts:	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net income (loss)	$6,301,000	$(578,000)	$5,723,000	$13,927,000	$(909,000)	$13,018,000
Comprehensive income (loss)	$6,969,000	$(578,000)	$6,391,000	$14,880,000	$(909,000)	$13,971,000

The effect of the above corrections on the consolidated statements of comprehensive (loss) income for the three and nine months ended December 31, 2017 is as follows:

	Three Months Ended December 31, 2017			Nine Months Ended December 31, 2017
Revised Consolidated Statement of Comprehensive (Loss) Income Amounts:	As Previously Reported	Adjustment	As Revised	As Previously Reported	Adjustment	As Revised
Net (loss) income	$(6,806,000)	$4,156,000	$(2,650,000)	$7,121,000	$3,247,000	$10,368,000
Comprehensive (loss) income	$(6,476,000)	$4,156,000	$(2,320,000)	$8,404,000	$3,247,000	$11,651,000

The effect of the above corrections on the consolidated statement of cash flows for the three months ended June 30, 2017 is as follows:

	Three Months Ended June 30, 2017
Revised Consolidated Statement of Cash Flow from Operating Activities Amounts:	As Previously Reported	Adjustment	As Revised
Net income (loss)	$7,626,000	$(331,000)	$7,295,000
Prepaid expenses and other current assets	421,000	(55,000)	366,000
Other assets	608,000	824,000	1,432,000
Accounts payable and accrued liabilities	(5,254,000)	(299,000)	(5,553,000)
Other liabilities	2,324,000	(139,000)	2,185,000
Net cash used in operating activities	$(644,000)	$-	$(644,000)

The effect of the above corrections on the consolidated statement of cash flows for the six months ended September 30, 2017 is as follows:

	Six Months Ended September 30, 2017
Revised Consolidated Statement of Cash Flow from Operating Activities Amounts:	As Previously Reported	Adjustment	As Revised
Net income (loss)	$13,927,000	$(909,000)	$13,018,000
Prepaid expenses and other current assets	(6,093,000)	(537,000)	(6,630,000)
Other assets	1,198,000	1,745,000	2,943,000
Accounts payable and accrued liabilities	(3,465,000)	(299,000)	(3,764,000)
Net cash used in operating activities	$(8,148,000)	$-	$(8,148,000)

The effect of the above corrections on the consolidated statement of cash flows for the nine months ended December 31, 2017 is as follows:

	Nine Months Ended December 31, 2017
Revised Consolidated Statement of Cash Flow from Operating Activities Amounts:	As Previously Reported	Adjustment	As Revised
Net income	$7,121,000	$3,247,000	$10,368,000
Deferred income taxes	(909,000)	(1,805,000)	(2,714,000)
Prepaid expenses and other current assets	(2,093,000)	448,000	(1,645,000)
Other assets	289,000	(452,000)	(163,000)
Accounts payable and accrued liabilities	(15,647,000)	(299,000)	(15,946,000)
Long-term core inventory	(37,222,000)	(1,139,000)	(38,361,000)
Net cash used in operating activities	$(9,803,000)	$-	$(9,803,000)

The effect of the above corrections on the consolidated statement of operations for the three months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018
Revised Consolidated Statement of Operations Amounts:	As Previously Reported	Adjustment	As Revised

Net sales	$92,565,000	$(897,000)	$91,668,000
Cost of goods sold	75,314,000	2,000	75,316,000
Gross profit	17,251,000	(899,000)	16,352,000
Operating expenses:
General and administrative	12,340,000	(249,000)	12,091,000
Sales and marketing	4,392,000	-	4,392,000
Research and development	1,736,000	-	1,736,000
Total operating expenses	18,468,000	(249,000)	18,219,000
Operating loss	(1,217,000)	(650,000)	(1,867,000)
Interest expense, net	5,075,000	-	5,075,000
Loss before income tax benefit	(6,292,000)	(650,000)	(6,942,000)
Income tax benefit	(1,278,000)	(169,000)	(1,447,000)
Net loss	$(5,014,000)	$(481,000)	$(5,495,000)
Basic net loss per share	$(0.27)	$(0.03)	$(0.29)
Diluted net loss per share	$(0.27)	$(0.03)	$(0.29)

The effect of the above corrections on the consolidated statement of comprehensive loss for the three months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018
Revised Consolidated Statement of Comprehensive Loss Amounts:	As Previously Reported	Adjustment	As Revised

Net loss	$(5,014,000)	$(481,000)	$(5,495,000)
Comprehensive loss	$(5,729,000)	$(481,000)	$(6,210,000)

The effect of the above corrections on the consolidated balance sheet at June 30, 2018 is as follows:

	June 30, 2018
Restated Consolidated Balance Sheet Amounts:	As Previously Reported	Adjustment	As Revised
ASSETS
Contract assets	$16,542,000	$7,774,000	$24,316,000
Income tax receivable	9,416,000	345,000	9,761,000
Prepaid expenses and other current assets	13,148,000	(2,893,000)	10,255,000
Long-term deferred income taxes	10,343,000	(3,619,000)	6,724,000
Long-term contract assets	207,792,000	14,670,000	222,462,000
Other assets	6,406,000	(5,596,000)	810,000
TOTAL ASSETS	$549,253,000	$10,681,000	$559,934,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Retained earnings	$63,080,000	$10,681,000	$73,761,000
TOTAL SHAREHOLDERS’ EQUITY	$270,738,000	$10,681,000	$281,419,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$549,253,000	$10,681,000	$559,934,000

The effect of the above corrections on the consolidated statement of cash flows for the three months ended June 30, 2018 is as follows:

	Three Months Ended June 30, 2018
Revised Consolidated Statement of Cash Flow from Operating Activities Amounts:	As Previously Reported	Adjustment	As Revised
Net loss	$(5,014,000)	$(481,000)	$(5,495,000)
Income tax receivable	(1,622,000)	(169,000)	(1,791,000)
Prepaid expenses and other current assets	(697,000)	10,000	(687,000)
Other assets	941,000	(992,000)	(51,000)
Accounts payable and accrued liabilities	11,117,000	(249,000)	10,868,000
Contract assets, net	(2,722,000)	1,881,000	(841,000)
Net cash used in operating activities	$(924,000)	$-	$(924,000)

3. New Accounting Pronouncements

New Accounting Pronouncements Recently Adopted

Revenue Recognition

Effective April 1, 2018, the Company adopted ASC 606 using the full retrospective transition method. Under this method, the Company adjusted its revised consolidated financial statements (see Note 2) for the years ended March 31, 2017 and 2018, and applicable interim periods within the fiscal year ended March 31, 2018, as if ASC 606 had been effective for those periods. Periods prior to the fiscal year ended March 31, 2017 were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. See Note 4 for additional discussion of the adoption of ASC 606 and the impact on the Company’s financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that amends the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company applied the amendments in the new guidance by means of a cumulative-effect adjustment of $746,000, net of tax, to the opening balance of retained earnings on April 1, 2018. Short-term investments are recorded at fair value with $111,000 and $180,000 of unrealized gain now recorded as a component of general and administrative expense for the three and six months ended September 30, 2018, respectively.

Modifications to Share-Based Payment Awards

In May 2017, the FASB issued guidance to provide clarity and reduce (i) the diversity in practice and (ii) the cost and complexity when applying the accounting guidance for equity-based compensation to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. The adoption of this guidance on April 1, 2018 did not have any impact on the Company’s consolidated financial statements.

Business Combinations

In January 2017, the FASB issued guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the amendment prospectively. The adoption of this guidance on April 1, 2018 did not have any impact on the Company’s consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. There have been further amendments, including practical expedients, issued in January 2018 and July 2018. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. The Company will adopt this guidance in the first quarter of fiscal 2020. The Company has developed and is executing on an implementation plan to adopt this new guidance. The Company has identified all of its material leases and is assessing those leases pursuant to ASC 842. The Company is currently developing its methodology for determining its incremental borrowing rate. The adoption is anticipated to have a significant increase to the Company’s long-term assets and liabilities on the consolidated balance sheets, as the Company will now be required to recognize the underlying right of use asset and corresponding lease liability, and an insignificant impact on the consolidated statements of operations.

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

Reporting Comprehensive Income

In February 2018, the FASB issued guidance that permits, but does not require, companies to reclassify the stranded tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued guidance, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements.

4. Revenue Recognition

Update to Significant Accounting Policies

Revenue Recognition

Upon the adoption of ASC 606 effective April 1, 2018, the Company revised its accounting policy on revenue recognition from the policy provided in the Notes to Consolidated Financial Statements included in the Company’s Form 10-K for the year ended March 31, 2018. The revised accounting policy for revenue recognition is provided below.

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

The Company now has a single performance obligation; however, the price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit value. The unit value is recorded as revenue based on the Company’s then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as a net revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. This net core revenue estimate is based on contractual arrangements with customers and business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange program (as described in further detail below). The number of Used Cores sent back under the core exchange program is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

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

Contract Assets

Contract assets consists of (i) the core portion of the finished goods shipped to the Company’s customers, (ii) upfront payments to customers in connection with customer contracts, (iii) core premiums paid to customers, and (iv) long-term core inventory deposits.

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. These assets are valued at the lower of cost or net realizable value, based on the most recent purchases of inventory on hand. For these Remanufactured Cores, the Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, under the Company’s core exchange program in each case, for credit. The Remanufactured Core portion of stock adjustment returns and the Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as short-term contract assets until the Company physically receives them during its normal operating cycle, which is generally one year.

Upfront payments to customers represent the marketing allowances, such as sign-on bonuses, slotting fees, and promotional allowances provided by the Company to its customers. These allowances are recognized as an asset and amortized over the appropriate period of time as a reduction of revenue if the Company expects to generate future revenues associated with the upfront payment. If the Company does not expect to generate additional revenue, then the upfront payment is recognized in the consolidated statements of operations when payment occurs as a reduction of revenue. Upfront payments expected to be amortized during the Company’s normal operating cycle, which is generally one year, are classified as short-term contract assets.

Core premiums paid to customers represent the difference between the Remanufactured Core acquisition price purchased from customers generally in connection with new business, and the related inventory cost of the core, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. The Company considers, among other things, the length of its largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. These core premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Core premiums are recorded as long-term contract assets. Core premiums expected to be amortized within the Company’s normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

Accrued core payments represent the sales price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. The sales price of these Remanufactured Cores will be realized when the Company’s relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience. The payments made to customers for purchases of Remanufactured Cores within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities.

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

The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. The Company had recorded reserves for excess and obsolete inventory of $10,027,000 at September 30, 2018 and $6,682,000 at March 31, 2018. The quantity thresholds and reserve rates are subjective and based on management’s judgment and knowledge of current and projected industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory.

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

Impact of the Adoption of the New Accounting Standard

As a result of the adoption of ASC 606 and the resultant changes in Company policy noted above, the effect of the adoption on the consolidated statements of operations was an increase to the Company’s revised retained earnings as of April 1, 2016 by approximately $345,000, net of tax. The effects of adoption were also a decrease to revised revenues for the year ended March 31, 2017 of $824,000 and an increase to revised revenues for the year ended March 31, 2018 of $557,000. The revenue changes were accompanied by related changes to cost of goods sold - a decrease to revised cost of goods sold for the year ended March 31, 2017 of $758,000, and an increase to revised cost of goods sold for the year ended March 31, 2018 of $66,000.

The primary result of the adoption effects upon the financial statement was due to an acceleration of revenue recognition for Remanufactured Cores not expected to be returned to the Company upon the initial recognition of revenue. Prior to adopting ASC 606, the Company had delayed recognizing revenue for sales of cores not expected to be replaced by a similar Used Core sent back under the core exchange program until it believed all of the following criteria were met:

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

In order to properly determine the transaction price related to the Company’s sales contracts, the Company has also analyzed its various forms of consideration paid to its customers, including upfront payments for future contracts. Based on the analysis performed, the Company identified no changes to its legacy accounting practices as a result of the adoption of ASC 606 to account for upfront payments to the Company’s customers. Accordingly, if the Company expects to generate future revenues associated with an upfront payment, then an asset is recognized and amortized over the appropriate period of time as a reduction of revenue. If the Company does not expect to generate additional revenue, then the upfront payment is recognized in the consolidated statements of operations when payment occurs as a reduction of revenue.

Similarly, the Company has analyzed discounts and promotions offered to customers. In reviewing these discounts, the Company assessed whether any discounts were offered incremental to the range of discounts typically given for its goods to specific customer classes. In performing this analysis, the Company determined that there are no incremental discounts offered to customers and as such, its discounts do not represent a material right to the Company’s customers. As such, the Company will account for these discounts as variable consideration, as a reduction of revenue in the consolidated statements of operations when the product the discount is applicable to is sold.

The adoption of the new revenue recognition standard impacted the revised consolidated statement of operations for the three months ended June 30, 2017 as follows:

	Three Months Ended June 30, 2017
	As Revised	Adoption of ASC 606	As Adjusted
Net sales	$94,239,000	$456,000	$94,695,000
Cost of goods sold	69,224,000	(381,000)	68,843,000
Gross profit	25,015,000	837,000	25,852,000
Operating expenses:
General and administrative	5,888,000	-	5,888,000
Sales and marketing	3,394,000	-	3,394,000
Research and development	1,002,000	-	1,002,000
Total operating expenses	10,284,000	-	10,284,000
Operating income	14,731,000	837,000	15,568,000
Interest expense, net	3,314,000	-	3,314,000
Income before income tax expense	11,417,000	837,000	12,254,000
Income tax expense	4,122,000	312,000	4,434,000
Net income	$7,295,000	$525,000	$7,820,000
Basic net income per share	$0.39	$0.03	$0.42
Diluted net income per share	$0.38	$0.03	$0.40

The adoption of the new revenue recognition standard impacted the revised consolidated statements of operations for the three and six months ended September 30, 2017 as follows:

	Three Months Ended September 30, 2017			Six Months Ended September 30, 2017
	As Revised	Adoption of ASC 606	As Adjusted	As Revised	Adoption of ASC 606	As Adjusted

Net sales	$110,853,000	$(592,000)	$110,261,000	$205,092,000	$(136,000)	$204,956,000
Cost of goods sold	84,612,000	(378,000)	84,234,000	153,836,000	(759,000)	153,077,000
Gross profit	26,241,000	(214,000)	26,027,000	51,256,000	623,000	51,879,000
Operating expenses:
General and administrative	8,615,000	-	8,615,000	14,503,000	-	14,503,000
Sales and marketing	3,457,000	-	3,457,000	6,851,000	-	6,851,000
Research and development	1,240,000	-	1,240,000	2,242,000	-	2,242,000
Total operating expenses	13,312,000	-	13,312,000	23,596,000	-	23,596,000
Operating income (loss)	12,929,000	(214,000)	12,715,000	27,660,000	623,000	28,283,000
Interest expense, net	3,522,000	-	3,522,000	6,836,000	-	6,836,000
Income (loss) before income tax expense (benefit)	9,407,000	(214,000)	9,193,000	20,824,000	623,000	21,447,000
Income tax expense (benefit)	3,684,000	(86,000)	3,598,000	7,806,000	226,000	8,032,000
Net income (loss)	$5,723,000	$(128,000)	$5,595,000	$13,018,000	$397,000	$13,415,000
Basic net income (loss) per share	$0.31	$(0.01)	$0.30	$0.70	$0.02	$0.72
Diluted net income (loss) per share	$0.30	$(0.01)	$0.29	$0.67	$0.02	$0.69

Also, as a result of the adoption of ASC 606 and the resultant changes in Company policy noted above, the effect of the adoption on the consolidated balance sheets was to create contract asset and contract liability accounts to reflect those balance sheet items being impacted by the new revenue recognition requirements. The main drivers of the reclassifications were (i) the need to accommodate the aggregation of Remanufactured Core and Unit portion of the product sales under one single performance obligation and (ii) the creation of contract asset and contract liability accounts to appropriately segregate those balance sheet items related to the ongoing transactions under the Company’s customer contracts.

Detailed impacts on specific consolidated balance sheet account can be found in the individual footnotes covering the separate line items on the face of the consolidated balance sheet.

The adoption of the new revenue recognition standard impacted the revised consolidated balance sheet at March 31, 2018 as follows:

	March 31, 2018
	As Revised	Adoption of ASC 606	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$13,049,000	$-	$13,049,000
Short-term investments	2,828,000	-	2,828,000
Accounts receivable — net	15,738,000	47,436,000	63,174,000
Inventory— net	76,275,000	84,935,000	161,210,000
Inventory unreturned	7,508,000	-	7,508,000
Contract assets	-	23,206,000	23,206,000
Income tax receivable	7,972,000	-	7,972,000
Prepaid expenses and other current assets	15,104,000	(6,496,000)	8,608,000
Total current assets	138,474,000	149,081,000	287,555,000
Plant and equipment — net	28,322,000	-	28,322,000
Long-term core inventory — net	298,294,000	(298,294,000)	-
Long-term core inventory deposits	5,569,000	(5,569,000)	-
Long-term deferred income taxes	6,937,000	(239,000)	6,698,000
Long-term contract assets	-	222,731,000	222,731,000
Goodwill	2,551,000	-	2,551,000
Intangible assets — net	3,766,000	-	3,766,000
Other assets	21,995,000	(21,191,000)	804,000
TOTAL ASSETS	$505,908,000	$46,519,000	$552,427,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,273,000	$-	$73,273,000
Accrued liabilities	12,048,000	-	12,048,000
Customer finished goods returns accrual	17,805,000	-	17,805,000
Accrued core payment	16,536,000	(16,536,000)	-
Contract liabilities	-	32,603,000	32,603,000
Revolving loan	54,000,000	-	54,000,000
Other current liabilities	4,471,000	-	4,471,000
Current portion of term loan	3,068,000	-	3,068,000
Total current liabilities	181,201,000	16,067,000	197,268,000
Term loan, less current portion	13,913,000	-	13,913,000
Long-term accrued core payment	18,473,000	(18,473,000)	-
Long-term deferred income taxes	226,000	-	226,000
Long-term contract liabilities	-	48,183,000	48,183,000
Other liabilities	5,957,000	-	5,957,000
Total liabilities	219,770,000	45,777,000	265,547,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,893,102 shares issued and outstanding at March 31, 2018	189,000	-	189,000
Additional paid-in capital	213,609,000	-	213,609,000
Retained earnings	77,768,000	742,000	78,510,000
Accumulated other comprehensive loss	(5,428,000)	-	(5,428,000)
Total shareholders’ equity	286,138,000	742,000	286,880,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$505,908,000	$46,519,000	$552,427,000

The adoption of the new revenue recognition standard impacted the revised statement of cash flows for the three months ended June 30, 2017 as follows:

	Three Months Ended June 30, 2017
Cash flows from operating activities:	As Revised	Adoption of ASC 606	As Adjusted
Net income	$7,295,000	$525,000	$7,820,000
Deferred income taxes	(103,000)	312,000	209,000
Accounts receivable	16,038,000	(6,705,000)	9,333,000
Inventory	(14,942,000)	(3,552,000)	(18,494,000)
Other assets	1,432,000	(1,433,000)	(1,000)
Long-term core inventory	(2,878,000)	2,878,000	-
Contract assets, net	-	1,726,000	1,726,000
Contract liabilities, net	-	3,172,000	3,172,000
Accrued core payments	(3,077,000)	3,077,000	-
Net cash used in operating activities	(644,000)	-	(644,000)

The adoption of the new revenue recognition standard impacted the revised statement of cash flows for the six months ended September 30, 2017 as follows:

	Six Months Ended September 30, 2017
Cash flows from operating activities:	As Revised	Adoption of ASC 606	As Adjusted
Net income	$13,018,000	$397,000	$13,415,000
Deferred income taxes	(433,000)	226,000	(207,000)
Accounts receivable	14,683,000	(11,864,000)	2,819,000
Inventory	(18,718,000)	(9,834,000)	(28,552,000)
Other assets	2,943,000	(2,963,000)	(20,000)
Long-term core inventory	(5,155,000)	5,155,000	-
Contract assets, net	-	6,882,000	6,882,000
Contract liabilities, net	-	5,837,000	5,837,000
Accrued core payments	(6,164,000)	6,164,000	-
Net cash used in operating activities	$(8,148,000)	$-	$(8,148,000)

5. Goodwill and Intangible Assets

Goodwill

The following summarizes the changes in the Company’s goodwill:

	Six Months Ended September 30,
	2018	2017
Balance at beginning of period	$2,551,000	$2,551,000
Goodwill acquired	-	-
Translation adjustment	-	-
Impairment	-	-
Balance at end of period	$2,551,000	$2,551,000

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

		September 30, 2018		March 31, 2018
	Weighted Average Amortization Period	Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$885,000	$392,000	$885,000	$316,000
Customer relationships	13 years	5,900,000	3,195,000	5,900,000	2,937,000
Developed technology	3 years	299,000	117,000	301,000	67,000
Total		$7,084,000	$3,704,000	$7,086,000	$3,320,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017

Amortization expense	$192,000	$180,000	$384,000	$325,000

The estimated future amortization expense for acquired intangible assets is as follows:

Year Ending March 31,
2019 - remaining six months	$385,000
2020	710,000
2021	613,000
2022	580,000
2023	580,000
Thereafter	512,000
Total	$3,380,000

6. Accounts Receivable — Net

The adoption of the new revenue recognition standard (see Note 4) impacted the previously reported accounts receivable—net, at March 31, 2018 as follows:

	March 31, 2018
	As Previously Reported	Adoption of ASC 606		As Adjusted
Accounts receivable — trade	$83,700,000	$-		$83,700,000
Allowance for bad debts	(4,142,000)	-		(4,142,000)
Customer allowances earned	(11,370,000)	11,370,000	(1)	-
Customer payment discrepancies	(1,110,000)	-		(1,110,000)
Customer returns RGA issued	(15,274,000)	-		(15,274,000)
Customer core returns accruals	(36,066,000)	36,066,000	(2)	-
Less: total accounts receivable offset accounts	(67,962,000)	47,436,000		(20,526,000)
Total accounts receivable — net	$15,738,000	$47,436,000		$63,174,000

(1)	Customer allowances earned have been reclassified to contract liabilities in the consolidated balance sheet at March 31, 2018.
(2)
Customer core returns accruals of $4,697,000 have been reclassified to contract liabilities and customer core returns accruals of $31,369,000 have been reclassified to long-term contract liabilities in the consolidated balance sheet at March 31, 2018.

Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, and potential bad debts.

Accounts receivable — net is comprised of the following:

	September 30, 2018	March 31, 2018
Accounts receivable — trade	$77,686,000	$83,700,000
Allowance for bad debts	(4,348,000)	(4,142,000)
Customer payment discrepancies	(827,000)	(1,110,000)
Customer returns RGA issued	(16,426,000)	(15,274,000)
Less: total accounts receivable offset accounts	(21,601,000)	(20,526,000)
Total accounts receivable — net	$56,085,000	$63,174,000

Warranty Returns

The Company allows its customers to return goods that their customers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At September 30, 2018 and March 31, 2018, the Company’s total warranty return accrual was $16,410,000 and $16,646,000, respectively, of which $6,390,000 and $7,204,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $10,020,000 and $9,442,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Balance at beginning of period	$14,543,000	$12,849,000	$16,646,000	$14,286,000
Charged to expense/additions	30,860,000	29,359,000	54,753,000	51,565,000
Amounts processed	(28,993,000)	(27,409,000)	(54,989,000)	(51,052,000)
Balance at end of period	$16,410,000	$14,799,000	$16,410,000	$14,799,000

7. Inventory

The adoption of the new revenue recognition standard (see Note 4) impacted the revised inventory at March 31, 2018 as follows:

	March 31, 2018
		Adoption of
	As Revised	ASC 606		As Adjusted
Inventory
Raw materials	$25,805,000	$51,330,000	(1)	$77,135,000
Work-in-process	635,000	1,948,000	(1)	2,583,000
Finished goods	53,973,000	34,201,000	(2)	88,174,000
	80,413,000	87,479,000		167,892,000
Less allowance for excess and obsolete inventory	(4,138,000)	(2,544,000)	(3)	(6,682,000)
Total	$76,275,000	$84,935,000		$161,210,000

Inventory unreturned	$7,508,000	$-		$7,508,000
Long-term core inventory
Used cores held at the Company’s facilities	$53,278,000	$(53,278,000)	(1)	$-
Used cores expected to be returned by customers	12,970,000	(12,970,000)	(4)	-
Remanufactured cores held in finished goods	34,201,000	(34,201,000)	(2)	-
Remanufactured cores held at customers’ locations	200,389,000	(200,389,000)	(5)	-
	300,838,000	(300,838,000)		-
Less allowance for excess and obsolete inventory	(2,544,000)	2,544,000	(3)	-
Total	$298,294,000	$(298,294,000)		$-

Long-term core inventory deposits	$5,569,000	$(5,569,000)	(6)	$-

(1)	Used cores held at the Company’s facilities of $53,278,000 have been reclassified to raw materials and work-in-process in the consolidated balance sheet at March 31, 2018.
(2)	Remanufactured Cores held in finished goods of $34,201,000 have been reclassified to finished goods in the consolidated balance sheet at March 31, 2018.
(3)
The allowance for excess and obsolete inventory related to Used cores held at the Company’s facilities of $2,544,000, which was previously included in long-term core inventory, has been reclassified to inventory—net in the consolidated balance sheet at March 31, 2018.

(4)	Used cores expected to be returned by customers of $12,970,000 have been reclassified to contract assets in the consolidated balance sheet at March 31, 2018.
(5)	Remanufactured cores held at customers’ locations of $200,389,000 have been reclassified to current and long-term contract assets in the consolidated balance sheet at March 31, 2018.
(6)	Long-term core inventory deposits of $5,569,000 have been reclassified to long-term contract assets in the consolidated balance sheet at March 31, 2018.

Inventory–net is comprised of the following:

	September 30, 2018	March 31, 2018
Inventory - net
Raw materials	$89,919,000	$77,135,000
Work-in-process	3,811,000	2,583,000
Finished goods	104,584,000	88,174,000
	198,314,000	167,892,000
Less allowance for excess and obsolete inventory	(10,027,000)	(6,682,000)
Total inventory - net	$188,287,000	$161,210,000

Inventory unreturned	$9,100,000	$7,508,000

8. Contract Assets

Contract assets (see Note 4) are comprised of the following:

	September 30, 2018	March 31, 2018
Short-term contract assets		(As Adjusted)
Cores expected to be returned by customers	$16,775,000	$15,614,000
Upfront payments to customers	3,441,000	3,979,000
Core premiums paid to customers	4,056,000	3,613,000
	$24,272,000	$23,206,000

Long-term contract assets
Remanufactured cores held at customers’ locations	$204,692,000	$197,067,000
Upfront payments to customers	4,050,000	5,492,000
Core premiums paid to customers	16,127,000	14,603,000
Long-term core inventory deposits	5,569,000	5,569,000
	$230,438,000	$222,731,000
Total contract assets	$254,710,000	$245,937,000

9. Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
Net sales		(As Adjusted)		(As Adjusted)
Customer A	39%	47%	38%	44%
Customer B	26%	26%	24%	26%
Customer C	20%	13%	22%	15%

The Company’s largest customers accounted for the following total percentage of accounts receivable – trade:

	September 30, 2018	March 31, 2018
Accounts receivable - trade
Customer A	31%	36%
Customer B	23%	16%
Customer C	12%	22%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Rotating electrical products	80%	76%	79%	77%
Wheel hub products	14%	18%	16%	18%
Brake master cylinders products	2%	3%	2%	3%
Other products	4%	3%	3%	2%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and six months ended September 30, 2018 and 2017.

10. Debt

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

In June 2018, the Company entered into an amendment and restatement of the Credit Facility (as so amended and restated, the “Amended Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Amended Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Amended Term Loans”). The loans under the Amended Credit Facility mature on June 5, 2023. The Amended Credit Facility permits the payment of up to $20,000,000 of dividends per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Amended Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Company wrote-off $303,000 of previously capitalized debt issuance costs and capitalized $1,757,000 of new debt issuance costs in connection with the Amended Credit Facility.

The Amended Term Loans required quarterly principal payments of $937,500 beginning October 1, 2018. The Amended Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Amended Term Loans and Amended Revolving Facility was 4.58% and 4.66%, respectively, as of September 30, 2018.

On November 14, 2018, the Company entered into the First Amendment to the Amended Credit Facility (the “First Amendment”). The First Amendment, among other things, extended the due date for the quarterly financial statements required to be delivered under the Amended Credit Facility for the quarter ended September 30, 2018.

The Amended Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants pursuant to the First Amendment as of September 30, 2018.

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

The following summarizes information about the Company’s term loans at:

	September 30, 2018	March 31, 2018
Principal amount of term loan	$30,000,000	$17,188,000
Unamortized financing fees	(283,000)	(207,000)
Net carrying amount of term loan	29,717,000	16,981,000
Less current portion of term loan	(3,685,000)	(3,068,000)
Long-term portion of term loan	$26,032,000	$13,913,000

Future repayments of the Company’s Amended Term Loans are as follows:

Year Ending March 31,
2019 - remaining six months	1,875,000
2020	3,750,000
2021	3,750,000
2022	3,750,000
2023	3,750,000
Thereafter	13,125,000
Total payments	$30,000,000

The Company had $52,906,000 and $54,000,000 outstanding under the revolving facility at September 30, 2018 and March 31, 2018, respectively. In addition, $734,000 was reserved for letters of credit at September 30, 2018. At September 30, 2018, after certain adjustments, $141,367,000 was available under the Amended Revolving Facility.

11. Contract Liabilities

Contract liabilities (see Note 4) are comprised of the following:

	September 30, 2018	March 31, 2018
Short-term contract liabilities
Customer allowances earned	$11,381,000	$11,370,000
Customer core returns accruals	4,743,000	4,697,000
Accrued core payment, net	15,364,000	16,536,000
	$31,488,000	$32,603,000

Long-term contract liabilities
Customer core returns accruals	$34,000,000	$29,710,000
Accrued core payment, net	18,535,000	18,473,000
	$52,535,000	$48,183,000
Total contract liabilities	$84,023,000	$80,786,000

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

The following is a summary of the Company’s accounts receivable discount programs:

	Six Months Ended September 30,
	2018	2017
Receivables discounted	$191,849,000	$175,209,000
Weighted average days	338	341
Annualized weighted average discount rate	4.1%	3.1%
Amount of discount as interest expense	$7,441,000	$5,090,000

13. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income (loss) per share:

	Three Months Ended September 30,		Six Months Ended September 30,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Net income (loss)	$3,513,000	$5,595,000	$(1,982,000)	$13,415,000
Basic shares	18,878,674	18,718,709	18,887,214	18,687,179
Effect of potentially dilutive securities	440,791	638,100	-	683,965
Diluted shares	19,319,465	19,356,809	18,887,214	19,371,144
Net income (loss) per share:
Basic net income (loss) per share	$0.19	$0.30	$(0.10)	$0.72
Diluted net income (loss) per share	$0.18	$0.29	$(0.10)	$0.69

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net income (loss) per share. For the three months ended September 30, 2018 and 2017, there were 746,094 and 455,339, respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive. For the six months ended September 30, 2018 and 2017, there were 1,504,794 and 292,239, respectively, of potential common shares not included in the calculation of diluted net income (loss) per share because their effect was anti-dilutive.

14. Income Taxes

The Company recorded income tax expense for the three months ended September 30, 2018 and 2017, of $1,181,000, or an effective tax rate of 25.2%, and $3,598,000, or an effective tax rate of 39.1%, respectively. The Company recorded an income tax benefit of $266,000, or an effective tax rate of 11.8%, for the six months ended September 30, 2018 compared to income tax expense for the six months ended September 30, 2017 of $8,032,000, or an effective tax rate of 37.5%. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

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

The Company remains subject to examination for the fiscal years ended March 31, 2018, 2017, 2016, and 2015. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

15. Financial Risk Management and Derivatives

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $30,599,000 and $31,304,000 at September 30, 2018 and March 31, 2018, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended September 30,		Six Months Ended September 30,
Hedging Instruments	2018	2017	2018	2017
Forward foreign currency exchange contracts	$1,898,000	$(330,000)	$(768,000)	$722,000

The fair value of the forward foreign currency exchange contracts of $411,000 and $1,179,000 are included in prepaid and other current assets in the consolidated balance sheets at September 30, 2018 and March 31, 2018, respectively.

16. Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	September 30, 2018				March 31, 2018
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$3,230,000	$3,230,000	-	-	$2,828,000	$2,828,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	411,000	-	$411,000	-	1,179,000	-	$1,179,000	-

Liabilities
Other current liabilities
Deferred compensation	3,230,000	3,230,000	-	-	2,828,000	2,828,000	-	-

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended September 30, 2018 and 2017, a gain of $1,898,000 and a loss of $330,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts. During the six months ended September 30, 2018 and 2017, a loss of $768,000 and a gain of $722,000, respectively, was recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

During the six months ended September 30, 2018, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

17. Share-based Payments

Stock Options

The Company granted options to purchase 245,400 and 163,100 shares of common stock during the six months ended September 30, 2018 and 2017, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Six Months Ended September 30,
	2018	2017
Weighted average risk free interest rate	2.82%	1.90%
Weighted average expected holding period (years)	5.94	5.82
Weighted average expected volatility	43.98%	47.36%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$8.71	$12.69

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2018	1,143,298	$16.97
Granted	245,400	$19.02
Exercised	(39,032)	$6.24
Forfeited	(9,700)	$26.43
Outstanding at September 30, 2018	1,339,966	$17.59

At September 30, 2018, options to purchase 418,539 shares of common stock were unvested at the weighted average exercise price of $22.66.

At September 30, 2018, there was $3,721,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 2.1 years.

Restricted Stock Units (“RSUs”)

During the six months ended September 30, 2018 and 2017, the Company granted 78,400 and 60,000 shares of RSUs, respectively, with an estimated grant date fair value of $1,490,000 and $1,644,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2018	133,828	$28.37
Granted	78,400	$19.00
Vested	(45,966)	$28.77
Forfeited	(1,434)	$28.37
Outstanding at September 30, 2018	164,828	$23.80

At September 30, 2018, there was $3,111,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.1 years.

18 Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at June 30, 2018 and 2017	$-	$(6,889,000)	$(6,889,000)	$584,000	$(7,740,000)	$(7,156,000)
Other comprehensive income (loss), net of tax	-	(2,000)	(2,000)	60,000	608,000	668,000
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at September 30, 2018 and 2017	$-	$(6,891,000)	$(6,891,000)	$644,000	$(7,132,000)	$(6,488,000)

	Six Months Ended September 30, 2018			Six Months Ended September 30, 2017
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at March 31, 2018 and 2017	$746,000	$(6,174,000)	$(5,428,000)	$528,000	$(7,969,000)	$(7,441,000)
Cumulative-effect adjustment [see Note 2]	(746,000)	-	(746,000)	-	-	-
Balance at April 1, 2018 and 2017	$-	$(6,174,000)	$(6,174,000)	$528,000	$(7,969,000)	$(7,441,000)
Other comprehensive (loss) income, net of tax	-	(717,000)	(717,000)	116,000	837,000	953,000
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at September 30, 2018 and 2017	$-	$(6,891,000)	$(6,891,000)	$644,000	$(7,132,000)	$(6,488,000)

19. Share Repurchase Program

As of September 30, 2018, the Company’s board of directors had approved a stock repurchase program of up to $37,000,000 of its common stock.  As of September 30, 2018, $15,692,000 of the $37,000,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in the Amended Credit Facility. The Company retired the 675,561 shares repurchased under this program through September 30, 2018. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

20. Subsequent Events

Acquisition

On December 21, 2018, the Company completed the acquisition of Mechanical Power Conversion LLC, a privately held company operating as E&M Power and engaged in the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products, based in Binghamton, New York. The assets and results of operations were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those expressed or implied by such statements. These factors include, but are not limited to: concentration of sales to a small number of customers; changes in the financial condition of or our relationship with any of our major customers; increases in the average accounts receivable collection period; the loss of sales to customers; delays in payments by customers; the increasing customer pressure for lower prices and more favorable payment and other terms; lower revenues than anticipated from new and existing contracts; the increasing demands on our working capital; the significant strain on working capital associated with large inventory purchases from customers; any meaningful difference between expected production needs and ultimate sales to our customers; investments in operational changes or acquisitions; our ability to obtain any additional financing we may seek or require; our ability to maintain positive cash flows from operations; potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting; our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults; increases in interest rates; the impact of high gasoline prices; consumer preferences and general economic conditions; increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers; difficulty in obtaining Used Cores and component parts or increases in the costs of those parts; political, criminal or economic instability in any of the foreign countries where we conduct operations; currency exchange fluctuations; potential tariffs; unforeseen increases in operating costs; risks associated with cyber-attacks; risks associated with conflict minerals; the impact of new accounting pronouncements and tax laws, including the U.S. Tax Cuts and Jobs Act, and interpretations thereof; uncertainties affecting our ability to estimate our tax rate and other factors discussed herein and in our other filings with the Securities and Exchange Commission (the “SEC”). These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expected in any forward-looking statements. Readers are directed to risks and uncertainties identified under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on June 14, 2018 and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive and light truck applications. We also, to a lesser extent, are a manufacturer, remanufacturer, and distributor of heavy duty truck and industrial and agricultural application parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. As a result of our July 2017 acquisition of D&V Electronics Ltd. (“D&V”), our business also now includes developing and selling diagnostics systems for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles.

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

In addition, we are in the business of diagnostic equipment for alternators, starters, belt-starter generators (stop start and hybrid technology), and electric power trains for electric vehicles. The smallest but fastest growing segment of the global market for diagnostics is the electric vehicle market.

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

Revision of Prior Period Financial Statements

During the second quarter ended September 30, 2018, we identified and corrected immaterial errors that affected previously issued consolidated financial statements. These errors primarily related to historical misapplication of GAAP related to the timing of recognizing certain expenses incurred in connection with allowances paid for core inventory purchase obligations at the start of a new business relationship. We previously recorded the difference between the acquisition price of Remanufactured Cores purchased from customers generally in connection with new business, and the related inventory cost as a sales allowance reducing revenue when the purchases were made. These sales allowances are now recorded as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. We also corrected errors resulting from differences between the original cost estimate and the actual cost of the Remanufactured Cores held at customers’ locations.

We also corrected other immaterial errors, which primarily relate to bonus accruals and core inventory, and recorded certain adjustments to income taxes, including reflecting the tax effect of the aforementioned adjustments (see Note 2, Impact on Previously Issued Financial Statements for the Correction of an Error). In addition, we reclassified certain customer contract related prepayments from prepaid expenses and other current assets and other assets to contract assets related to the adoption of ASC 606 on April 1, 2018 (see Note 4, Revenue Recognition).

As of June 30, 2018, the cumulative error for all periods previously reported was an understatement of net income of $2,938,000. We assessed the materiality, both quantitatively and qualitatively, in accordance with the SEC’s Staff Accounting Bulletin (“SAB”) No. 99 and SAB No. 108, and concluded that these errors were not material to any of our previously issued financial statements. However, we determined that the cumulative correction of these errors would have had a material effect on the financial results for the three and six months ended September 30, 2018. Accordingly, in order to correctly present the errors noted above, previously issued financial statements have been revised. In addition, upon the adoption of ASC 606 on April 1, 2018, we adjusted our revised consolidated financial statements which are presented as “As Adjusted” in the following tables.

Results of Operations for the Three Months Ended September 30, 2018 and 2017

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended September 30,
	2018	2017
		(As Adjusted)
Gross profit percentage	20.1%	23.6%
Cash flow used in operations	$(5,485,000)	$(7,504,000)
Finished goods turnover (annualized) (1)	3.9	3.5

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

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended September 30,
	2018	2017
		(As Adjusted)
Net sales	$127,939,000	$110,261,000
Cost of goods sold	102,228,000	84,234,000
Gross profit	25,711,000	26,027,000
Gross profit percentage	20.1%	23.6%

Net Sales. Our net sales for the three months ended September 30, 2018 increased by $17,678,000, or 16.0%, to $127,939,000 compared to net sales for the three months ended September 30, 2017 of $110,261,000. We have experienced growth mainly in rotating electrical products due to higher replenishment orders and new business awarded to us. In addition, our net sales were positively impacted by sales of diagnostics equipment, which resulted from our July 2017 acquisition of D&V. In addition, we had significant customer allowances related to new business, as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage was 20.1% for the three months ended September 30, 2018 compared to 23.6% for the three months ended September 30, 2017. Gross profit for the three months ended September 30, 2018 was impacted by (i) transition expenses of $1,833,000 in connection with the expansion of our operations in Mexico (ii) $1,198,000 of customer allowances related to new business, and (iii) $1,015,000 of amortization of core premiums paid to customers related to new business.  Gross margins were additionally impacted by higher freight costs compared to the prior year and stock adjustment accruals.  Gross profit for the three months ended September 30, 2017 was impacted by (i) $2,496,000 for initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $362,000 and (ii) $921,000 of amortization of core premiums paid to customers related to new business.

In addition, our gross profit was further impacted by the non-cash revaluation write-down for remanufactured cores held at customers’ locations of $6,221,000 for the three months ended September 30, 2018 and $2,726,000 for the three months ended September 30, 2017.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended September 30,
	2018	2017
		(As Adjusted)
General and administrative	$8,997,000	$8,615,000
Sales and marketing	4,537,000	3,457,000
Research and development	1,784,000	1,240,000

Percent of net sales

General and administrative	7.0%	7.8%
Sales and marketing	3.5%	3.1%
Research and development	1.4%	1.1%

General and Administrative. Our general and administrative expenses for the three months ended September 30, 2018 were $8,997,000, which represents an increase of $382,000, or 4.4%, from general and administrative expenses for the three months ended September 30, 2017 of $8,615,000. This increase was primarily due to (i) $415,000 for personnel to support our growth initiatives, (ii) $385,000 of net increases in general and administrative expenses due primarily to fluctuations in Asian foreign currency exchange rates during the quarter, (iii) $312,000 of increased general and administrative expenses primarily at our Mexico locations to support our growth initiatives, (iv) $222,000 of increased bad debt expense, and (v) $177,000 of increased depreciation expense due to higher capital expenditures.  These increases were partially offset by a comparative decrease in expenses of $2,228,000 due to a gain of $1,898,000 recorded due to the change in the fair value of the forward foreign currency exchange contracts for the three months ended September 30, 2018 compared to a loss of $330,000 recorded for the three months ended September 30, 2017. In addition, the three months ended September 30, 2017 included a gain of $1,020,000 recorded due to the change in the fair value of the warrant liability, which was settled on September 8, 2017.

Sales and Marketing. Our sales and marketing expenses for the three months ended September 30, 2018 increased $1,080,000, or 31.2%, to $4,537,000 from $3,457,000 for the three months ended September 30, 2017. The increase was due primarily to (i) $358,000 of increased marketing expense in connection with new business, (ii) $235,000 of increased commissions, (iii) $231,000 of increased sales and marketing expenses attributable to our July 2017 acquisition of D&V, and (iv) $178,000 for personnel to support our growth initiatives.

Research and Development. Our research and development expenses increased by $544,000, or 43.9%, to $1,784,000 for the three months ended September 30, 2018 from $1,240,000 for the three months ended September 30, 2017. The increase was due primarily to (i) $305,000 for personnel to support our growth initiatives, (ii) $124,000 of increased research and development expenses attributable to our July 2017 acquisition of D&V, and (iii) $85,000 of increased supplies.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended September 30, 2018 increased $2,177,000, or 61.8%, to $5,699,000 from $3,522,000 for the three months ended September 30, 2017. The increase in interest expense was due primarily to a (i) an increase in the utilization of our accounts receivable discount programs, (ii) increased average outstanding borrowings as we build our inventory levels to support anticipated higher sales, and (iii) higher interest rates on our average outstanding borrowings under our credit facility.

Provision for Income Taxes

Income Tax. We recorded income tax expense for the three months ended September 30, 2018 and 2017, of $1,181,000, or an effective tax rate of 25.2%, and $3,598,000, or an effective tax rate of 39.1%, respectively. On December 22, 2017, the Tax Cuts and Jobs Act (the “Tax Reform Act”) was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

Results of Operations for the Six Months Ended September 30, 2018 and 2017

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Six Months Ended September 30,
	2018	2017
		(As Adjusted)
Gross profit percentage	19.2%	25.3%
Cash flow used in operations	$(6,409,000)	$(8,148,000)
Finished goods turnover (annualized) (1)	3.7	3.5

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 2 and dividing the result by the average between beginning and ending finished goods inventory values for the fiscal period. With the adoption of ASC 606, our inventory now includes all on-hand core inventory. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Six Months Ended September 30,
	2018	2017
		(As Adjusted)
Net sales	$219,607,000	$204,956,000
Cost of goods sold	177,544,000	153,077,000
Gross profit	42,063,000	51,879,000
Gross profit percentage	19.2%	25.3%

Net Sales. Our net sales for the six months ended September 30, 2018 increased by $14,651,000, or 7.1%, to $219,607,000 compared to net sales for the six months ended September 30, 2017 of $204,956,000. We have experienced year-over-year market share growth mainly in rotating electrical products. In addition, our net sales were positively impacted by sales of diagnostics equipment, which resulted from our July 2017 acquisition of D&V. Our net sales of wheel hub products and brake master cylinder products continued to be softer. In addition, we had significant customer allowances related to new business and increased stock adjustment accruals related to commitments for future update orders.  These allowances and return accruals were a reduction to our recognized sales, as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage was 19.2% for the six months ended September 30, 2018 compared to 25.3% for the six months ended September 30, 2017. Gross profit for the six months ended September 30, 2018 was impacted by (i) transition expenses of $3,588,000 in connection with the expansion of our operations in Mexico, (ii) $2,373,000 of customer allowances related to new business, and (iii) $1,982,000 of amortization of core premiums paid to customers related to new business.  Gross margins were additionally impacted by higher freight costs compared to the prior year, stock adjustment accruals and lower absorption of overhead costs.  Gross profit for the six months ended September 30, 2017 was impacted by (i) $2,496,000 for initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $362,000 and (ii) $1,745,000 of amortization of core premiums paid to customers related to new business.

In addition, our gross profit was further impacted by the non-cash revaluation write-down for remanufactured cores held at customers’ locations of $8,847,000 for the six months ended September 30, 2018 and $4,076,000 for the six months ended September 30, 2017.

Operating Expenses

The following summarizes operating expenses:

	Six Months Ended September 30,
	2018	2017
		(As Adjusted)
General and administrative	$21,088,000	$14,503,000
Sales and marketing	8,929,000	6,851,000
Research and development	3,520,000	2,242,000

Percent of net sales

General and administrative	9.6%	7.1%
Sales and marketing	4.1%	3.3%
Research and development	1.6%	1.1%

General and Administrative. Our general and administrative expenses for the six months ended September 30, 2018 were $21,088,000, which represents an increase of $6,585,000, or 45.4%, from general and administrative expenses for the six months ended September 30, 2017 of $14,503,000. This increase was primarily due to (i) comparative increase in expenses of $1,490,000 due to a loss of $768,000 recorded due to the change in the fair value of the forward foreign currency exchange contracts for the six months ended September 30, 2018 compared to a gain of $722,000 recorded for the six months ended September 30, 2017, (ii) $492,000 of increased general and administrative expenses primarily at our Mexico location to support our growth initiatives, (iii) $488,000 of increased professional services for transactions during the period relating to expansion and fees related to the adoption of ASC 606, (iv) $478,000 of increased general and administrative expenses attributable to our July 2017 acquisition of D&V, (v) $377,000 of increased share-based compensation, (vi) $376,000 of increased depreciation, (vii) $208,000 of increased bad debt expense, and (viii) $198,000 of net increases in general and administrative expenses due primarily to fluctuations in Asian foreign currency exchange rates. In addition, the six months ended September 30, 2017 included a gain of $2,313,000 recorded due to the change in the fair value of the warrant liability, which was settled on September 8, 2017.

Sales and Marketing. Our sales and marketing expenses for the six months ended September 30, 2018 increased $2,078,000, or 30.3%, to $8,929,000 from $6,851,000 for the six months ended September 30, 2017. The increase was due primarily to (i) $721,000 of increased sales and marketing expenses attributable to our July 2017 acquisition of D&V, (ii) $426,000 for personnel to support our growth initiatives, (iii) $302,000 of increased marketing expenses in connection with new business, (iv) $267,000 of increased commissions, (v) $218,000 of increased trade show expenses, and (vi) $111,000 of increased advertising expense.

Research and Development. Our research and development expenses increased by $1,278,000, or 57.0%, to $3,520,000 for the six months ended September 30, 2018 from $2,242,000 for the six months ended September 30, 2017. The increase was due primarily to (i) $561,000 for personnel to support our growth initiatives, (ii) $515,000 of increased research and development expenses attributable to our July 2017 acquisition of D&V, and (iii) $221,000 of increased supplies.

Interest Expense

Interest Expense, net. Our interest expense, net for the six months ended September 30, 2018 increased $3,938,000, or 57.6%, to $10,774,000 from $6,836,000 for the six months ended September 30, 2017. The increase in interest expense was due primarily to (i) an increase in the utilization of and higher interest rates on our accounts receivable discount programs, (ii) increased average outstanding borrowings as we build our inventory levels to support anticipated higher sales, (iii) the write-off of $303,000 of previously capitalized debt issuance costs in connection with the amendment to our credit facility, and (iv) higher interest rates on our average outstanding borrowings under our credit facility.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $266,000, or an effective tax rate of 11.8%, for the six months ended September 30, 2018 compared to income tax expense for the six months ended September 30, 2017 of $8,032,000, or an effective tax rate of 37.5%. On December 22, 2017, the Tax Reform Act was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The Tax Reform Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $92,626,000 and $90,287,000, a ratio of current assets to current liabilities of 1.4:1.0 and 1.5:1.0, at September 30, 2018 and March 31, 2018, respectively. The increase in working capital was due primarily to the build-up of our inventory to support anticipated higher sales.

We generated cash during the six months ended September 30, 2018 from the use of receivable discount programs as well as from our credit facility. The cash generated from these activities was used primarily to build our inventory levels to support anticipated higher sales and to purchase shares under our share repurchase program.

In June 2018, we entered into an amended and restated credit facility consisting of a $200,000,000 revolving loan facility and a $30,000,000 term loan facility, maturing in June 2023.

In November 2018, we entered into the First Amendment to the Amended Credit Facility (the “First Amendment”). The First Amendment, among other things, extended the due date for the quarterly financial statements required to be delivered under the Amended Credit Facility for the quarter ended September 30, 2018.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Share Repurchase Program

As of September 30, 2018, our board of directors had approved a stock repurchase program of up to $37,000,000 of our common stock.  As of September 30, 2018, $15,692,000 of the $37,000,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We retired the 675,561 shares repurchased under this program through September 30, 2018. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Six Months Ended September 30,
	2018	2017
Cash provided by (used in):
Operating activities	$(6,409,000)	$(8,148,000)
Investing activities	(5,481,000)	(7,660,000)
Financing activities	5,112,000	21,827,000
Effect of exchange rates on cash and cash equivalents	(96,000)	42,000
Net decrease in cash and cash equivalents	$(6,874,000)	$6,061,000

Additional selected cash flow data:
Depreciation and amortization	$3,218,000	$2,153,000
Capital expenditures	5,259,000	2,460,000

Net cash used in operating activities was $6,409,000 and $8,148,000 during the six months ended September 30, 2018 and 2017, respectively. The significant changes in our operating activities during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 were due primarily to (i) an increase in accounts payable during the six months ended September 30, 2018 compared to a decrease during the six months ended September 30, 2017, (ii) decreased operating results (net income plus net add-back for non-cash transactions in earnings), (iii) the build-up of our inventory to support anticipated higher sales, and (iv) accrued core payments to customers of $15,056,000 during the six months ended September 30, 2018.

Net cash used in investing activities was $5,481,000 and $7,660,000 during the six months ended September 30, 2018 and 2017, respectively. The significant change in our investing activities during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 was due primarily to increased capital expenditures for the purchase of equipment for our current operations and the expansion of our operations in Mexico. In addition, we used $4,974,000 of cash in prior year for our July 2017 acquisition of D&V.

Net cash provided by financing activities was $5,112,000 and $21,827,000 during the six months ended September 30, 2018 and 2017, respectively. The significant change in our financing activities during the six months ended September 30, 2018 as compared to the six months ended September 30, 2017 was due mainly to decreased net borrowing under our credit facility. In addition, the six months ended September 30, 2017 included cash received upon the settlement of outstanding warrants.

Capital Resources

Credit Facility

We were a party to a $145,000,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $120,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility were scheduled to mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of our assets. Our Credit Facility permitted the payment of up to $15,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants. The Term Loans required quarterly principal payments of $781,250. The interest rate on our Term Loans and Revolving Facility was 4.42% and 4.52%, respectively, as of March 31, 2018.

In June 2018, we entered into an amendment and restatement of the Credit Facility (as so amended and restated, the “Amended Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Amended Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Amended Term Loans”). The loans under the Amended Credit Facility mature on June 5, 2023. The Amended Credit Facility permits the payment of up to $20,000,000 of dividends per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Amended Credit Facility, the lenders were granted a security interest in substantially all of our assets. We wrote-off $303,000 of previously capitalized debt issuance costs and capitalized $1,757,000 of new debt issuance costs in connection with the Amended Credit Facility.

The Amended Term Loans required quarterly principal payments of $937,500 beginning October 1, 2018. The Amended Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Amended Term Loans and Amended Revolving Facility was 4.58% and 4.66%, respectively, as of September 30, 2018.

On November 14, 2018, we entered into the First Amendment to the Amended Credit Facility (the “First Amendment”). The First Amendment, among other things, extended the due date for the quarterly financial statements required to be delivered under the Amended Credit Facility for the quarter ended September 30, 2018.

The Amended Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants pursuant to the First Amendment as of September 30, 2018.

The following summarizes the financial covenants required under the Amended Credit Facility:

	Calculation as of September 30, 2018	Financial covenants required under the Amended Credit Facility
Maximum senior leverage ratio	1.10	3.00
Minimum fixed charge coverage ratio	1.29	1.10

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

We had $52,906,000 and $54,000,000 outstanding under the revolving facility at September 30, 2018 and March 31, 2018, respectively. In addition, $734,000 was reserved for letters of credit at September 30, 2018. At September 30, 2018, after certain adjustments, $141,367,000 was available under the Amended Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Six Months Ended September 30,
	2018	2017
Receivables discounted	$191,849,000	$175,209,000
Weighted average days	338	341
Annualized weighted average discount rate	4.1%	3.1%
Amount of discount as interest expense	$7,441,000	$5,090,000

Off-Balance Sheet Arrangements

At September 30, 2018, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including capital leases, were $5,259,000 and $2,958,000 for the six months ended September 30, 2018 and 2017, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $17,000,000 of capital expenditures in fiscal 2019 to support our growth initiatives and continued expansion of our operations in Mexico. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

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

New Accounting Pronouncements Recently Adopted

Revenue Recognition

Effective April 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) using the full retrospective transition method. Under this method, we adjusted our revised consolidated financial statements for the years ended March 31, 2017 and 2018 (see Note 2, Impact on Previously Issued Financial Statements for the Correction of an Error), and applicable interim periods within the fiscal year ended March 31, 2018, as if ASC 606 had been effective for those periods. Periods prior to the fiscal year ended March 31, 2017 were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. See Note 4, Revenue Recognition, for additional discussion of the adoption of ASC 606 and the impact on our financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that amends the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We applied the amendments in the new guidance by means of a cumulative-effect adjustment of $746,000, net of tax, to the opening balance of retained earnings on April 1, 2018. Short-term investments are recorded at fair value with $111,000 and $180,000 of unrealized gain now recorded as a component of general and administrative expense for the three and six months ended September 30, 2018, respectively.

Modifications to Share-Based Payment Awards

In May 2017, the FASB issued guidance to provide clarity and reduce (i) the diversity in practice and (ii) the cost and complexity when applying the accounting guidance for equity-based compensation to a change to the terms or conditions of a share-based payment award. This update provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. This guidance was effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2017 with early adoption permitted. This guidance should be applied prospectively to an award modified on or after that adoption date. The adoption of this guidance on April 1, 2018 did not have any impact on our consolidated financial statements.

Business Combinations

In January 2017, the FASB issued guidance which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The new guidance was effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. A reporting entity should apply the amendment prospectively. The adoption of this guidance on April 1, 2018 did not have any impact on our consolidated financial statements.

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for operating leases. There have been further amendments, including practical expedients, issued in January 2018 and July 2018. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. We will adopt this guidance in the first quarter of fiscal 2020. We have developed and are executing on an implementation plan to adopt this new guidance. We have identified all of our material leases and are assessing those leases pursuant to ASC 842. We are currently developing our methodology for determining our incremental borrowing rate. The adoption is anticipated to have a significant increase to our long-term assets and liabilities on the consolidated balance sheets, as we will now be required to recognize the underlying right of use asset and corresponding lease liability, and an insignificant impact on the consolidated statements of operations.

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

Reporting Comprehensive Income

In February 2018, the FASB issued guidance that permits, but does not require, companies to reclassify the stranded tax effects of the Tax Reform Act on items within accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Fair Value Measurements

In August 2018, the FASB issued guidance, which changes the disclosure requirements for fair value measurements by removing, adding and modifying certain disclosures. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the impact this guidance will have on our consolidated financial statements.

Subsequent Event

Acquisition

On December 21, 2018, we completed the acquisition of Mechanical Power Conversion LLC, a privately held company operating as E&M Power and engaged in the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products, based in Binghamton, New York. The assets and results of operations were not significant to our consolidated financial position or results of operations, and thus pro forma information is not presented.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of September 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the second quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings

There have been no material changes to our litigation matters that are presented in our Annual Report on Form 10-K for the year ended March 31, 2018, which was filed on June 14, 2018.

Item 1A.	Risk Factors

There have been no material changes in the risk factors set forth in Item 1A to Part I of our Annual Report on Form 10-K for the fiscal year ended March 31, 2018, filed on June 14, 2018, except the addition of the risk factor below.

Possible New Tariffs That Might Be Imposed By The United States Government Could Have A Material Adverse Effect On Our Results Of Operations.

Recently, the United States government announced tariffs on certain steel and aluminum products imported into the United States from Canada, Mexico and the European Union, which has resulted in reciprocal tariffs from the European Union on goods imported from the United States. The United States government has also triggered $34 billion in tariffs on goods imported from China in connection with China’s intellectual property practices, with an additional $16 billion under public hearing, and has announced beginning the process for an additional $200 billion in tariffs on goods imported from China. China has already imposed tariffs on a wide range of American products in retaliation for new tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to the proposal to increase tariffs on products imported from China. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. Any resulting escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While it is too early to predict whether or how the recently enacted tariffs will impact our business, the imposition of tariffs on items imported by us from China could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Limitation on Payment of Dividends

The Amended Credit Facility permits the payment of up to $20,000,000 of dividends and share repurchases per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants.

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended September 30, 2018 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

July 1 - July 31, 2018:
Open market and privately negotiated purchases	-	$-	-	$8,370,000
August 1 - August 31, 2018:
Open market and privately negotiated purchases	65,143	$24.68	65,143	23,762,000
September 1 - September 30, 2018:
Open market and privately negotiated purchases	98,672	$24.87	98,672	21,308,000
Total	163,815		163,815	$21,308,000

(1)
As of September 30, 2018, $15,692,000 of the $37,000,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in our Amended Credit Facility. We retired the 675,561 shares repurchased under this program through September 30, 2018. On August 6, 2018, our board of directors increased the share repurchase program authorization from $20,000,000 to $37,000,000 of our common stock. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

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

10.1*
Amended and Restated Credit Facility, dated as of June 5, 2018, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2018.

10.2
First Amendment to Amended and Restated Loan Agreement, dated as of November 14, 2018, among Motorcar Parts of America, Inc., D & V Electronics Ltd., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2018.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: January 8, 2019	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: January 8, 2019	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer