Form 10-Q
period 2018-12-31
MOTORCAR PARTS AMERICA INC
filed 2019-02-11
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

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
Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

There were 18,809,102 shares of Common Stock outstanding at February 4, 2019.

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

“Remanufactured Core” — The Used Core underlying an automobile part that has gone through the remanufacturing process and through that process has become part of a newly remanufactured automobile part. The remanufacturing process takes a Used Core, breaks it down into its component parts, replaces those components that cannot be reused and reassembles the salvageable components of the Used Core and additional new components into a remanufactured automobile part. Upon adoption of Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contract with Customers, (“ASC 606”) on April 1, 2018, the Remanufactured Cores at our facilities, which were previously segregated from cores held at customers locations, were reclassified from long-term core inventory to our on-hand finished goods inventory. Remanufactured Cores held for sale at our customer locations are included in long-term contract assets. In addition, upon the adoption of ASC 606, the Remanufactured Core portion of stock adjustment returns are classified as contract assets until we physically receive them.

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets

	December 31, 2018	March 31, 2018
ASSETS	(Unaudited)	(As Adjusted)
Current assets:		(Note 4)
Cash and cash equivalents	$8,591,000	$13,049,000
Short-term investments	2,868,000	2,828,000
Accounts receivable — net	54,761,000	63,174,000
Inventory— net	205,075,000	161,210,000
Inventory unreturned	10,746,000	7,508,000
Contract assets (see Note 9)	26,965,000	23,206,000
Income tax receivable	12,887,000	7,972,000
Prepaid expenses and other current assets	7,946,000	8,608,000
Total current assets	329,839,000	287,555,000
Plant and equipment — net	32,349,000	28,322,000
Long-term deferred income taxes	7,607,000	6,698,000
Long-term contract assets (see Note 9)	222,999,000	222,731,000
Goodwill	3,402,000	2,551,000
Intangible assets — net	8,762,000	3,766,000
Other assets	891,000	804,000
TOTAL ASSETS	$605,849,000	$552,427,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$101,730,000	$73,273,000
Accrued liabilities	13,382,000	12,048,000
Customer finished goods returns accrual	19,236,000	17,805,000
Contract liabilities (see Note 12)	29,239,000	32,603,000
Revolving loan	78,406,000	54,000,000
Other current liabilities	5,019,000	4,471,000
Current portion of term loan	3,685,000	3,068,000
Total current liabilities	250,697,000	197,268,000
Term loan, less current portion	25,109,000	13,913,000
Long-term contract liabilities (see Note 12)	42,527,000	48,183,000
Long-term deferred income taxes	234,000	226,000
Other liabilities	7,494,000	5,957,000
Total liabilities	326,061,000	265,547,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	-	-
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	-	-
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,812,102 and 18,893,102 shares issued and outstanding at December 31, 2018 and March 31, 2018, respectively	188,000	189,000
Additional paid-in capital	212,621,000	213,609,000
Retained earnings	74,172,000	78,510,000
Accumulated other comprehensive loss	(7,193,000)	(5,428,000)
Total shareholders’ equity	279,788,000	286,880,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$605,849,000	$552,427,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

		(As Adjusted)		(As Adjusted)
Net sales	$124,113,000	$102,878,000	$343,720,000	$307,834,000
Cost of goods sold	102,952,000	76,817,000	280,496,000	229,894,000
Gross profit	21,161,000	26,061,000	63,224,000	77,940,000
Operating expenses:
General and administrative	12,331,000	11,915,000	33,419,000	26,418,000
Sales and marketing	5,149,000	4,048,000	14,078,000	10,899,000
Research and development	2,054,000	1,678,000	5,574,000	3,920,000
Total operating expenses	19,534,000	17,641,000	53,071,000	41,237,000
Operating income	1,627,000	8,420,000	10,153,000	36,703,000
Interest expense, net	5,764,000	3,953,000	16,538,000	10,789,000
(Loss) income before income tax (benefit) expense	(4,137,000)	4,467,000	(6,385,000)	25,914,000
Income tax (benefit) expense	(1,035,000)	6,994,000	(1,301,000)	15,026,000
Net (loss) income	$(3,102,000)	$(2,527,000)	$(5,084,000)	$10,888,000
Basic net (loss) income per share	$(0.16)	$(0.13)	$(0.27)	$0.58
Diluted net (loss) income per share	$(0.16)	$(0.13)	$(0.27)	$0.56
Weighted average number of shares outstanding:
Basic	18,810,702	19,069,152	18,861,617	18,814,967
Diluted	18,810,702	19,069,152	18,861,617	19,400,744

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

		(As Adjusted)		(As Adjusted)
Net (loss) income	$(3,102,000)	$(2,527,000)	$(5,084,000)	$10,888,000
Other comprehensive (loss) income, net of tax:
Unrealized gain on short-term investments (net of tax of $0, $55,000, $0 and $133,000)	-	83,000	-	199,000
Foreign currency translation (loss) gain	(302,000)	247,000	(1,019,000)	1,084,000
Total other comprehensive (loss) gain, net of tax	(302,000)	330,000	(1,019,000)	1,283,000
Comprehensive (loss) income	$(3,404,000)	$(2,197,000)	$(6,103,000)	$12,171,000

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended December 31,
	2018	2017
Cash flows from operating activities:		(As Adjusted)
Net (loss) income	$(5,084,000)	$10,888,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	4,313,000	2,805,000
Amortization of intangible assets	620,000	517,000
Amortization and write-off of debt issuance costs	798,000	864,000
Amortization of interest on contract liabilities, net	725,000	378,000
Gain due to change in fair value of the warrant liability	-	(2,313,000)
Loss on short-term investments	240,000	-
Net provision for inventory reserves	6,997,000	4,954,000
Net provision for customer payment discrepancies	602,000	1,194,000
Net provision for doubtful accounts	221,000	17,000
Deferred income taxes	(962,000)	(2,430,000)
Share-based compensation expense	3,151,000	2,658,000
Loss on disposal of plant and equipment	24,000	9,000
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	8,432,000	(4,240,000)
Inventory	(49,431,000)	(34,643,000)
Inventory unreturned	(3,238,000)	332,000
Income tax receivable	(4,921,000)	(69,000)
Prepaid expenses and other current assets	1,398,000	(33,000)
Other assets	(129,000)	(153,000)
Accounts payable and accrued liabilities	27,968,000	(15,946,000)
Customer finished goods returns accrual	1,431,000	(1,705,000)
Contract assets, net	(4,027,000)	(16,208,000)
Contract liabilities, net	(10,794,000)	41,175,000
Other liabilities	1,338,000	2,146,000
Net cash used in operating activities	(20,328,000)	(9,803,000)
Cash flows from investing activities:
Purchase of plant and equipment	(8,548,000)	(4,765,000)
Purchase of business, net of cash acquired	(4,417,000)	(4,993,000)
Change in short-term investments	(279,000)	(287,000)
Net cash used in investing activities	(13,244,000)	(10,045,000)
Cash flows from financing activities:
Borrowings under revolving loan	64,900,000	62,000,000
Repayments of revolving loan	(40,494,000)	(37,000,000)
Borrowings under term loan	13,594,000	-
Repayments of term loan	(1,719,000)	(2,344,000)
Payments for debt issuance costs	(1,780,000)	(462,000)
Payments on capital lease obligations	(1,071,000)	(612,000)
Exercise of stock options	244,000	295,000
Cash used to net share settle equity awards	(322,000)	(596,000)
Settlement of warrant	-	4,000,000
Repurchase of common stock, including fees	(4,062,000)	(4,476,000)
Net cash provided by financing activities	29,290,000	20,805,000
Effect of exchange rate changes on cash and cash equivalents	(176,000)	46,000
Net (decrease) increase in cash and cash equivalents	(4,458,000)	1,003,000
Cash and cash equivalents — Beginning of period	13,049,000	9,029,000
Cash and cash equivalents — End of period	$8,591,000	$10,032,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$14,846,000	$9,508,000
Income taxes, net of refunds	3,263,000	16,598,000
Non-cash investing and financing activities:
Plant and equipment acquired under capital lease	$207,000	$582,000
Contingent consideration	3,560,000	-

The accompanying condensed notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Condensed Notes to Consolidated Financial Statements
December 31, 2018
(Unaudited)

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 2018 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2019. This report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2018, which are included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”) on June 14, 2018.

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

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading manufacturer, remanufacturer, and distributor of aftermarket automotive and light truck applications. The Company also, to a lesser extent, is a manufacturer, remanufacturer, and distributor of heavy duty truck and industrial and agricultural application parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. As a result of the July 2017 acquisition of D&V Electronics Ltd. (“D&V”), the Company’s business also now includes developing and selling diagnostics systems for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles. In addition, the Company completed the acquisition of Mechanical Power Conversion, LLC, in December 2018, which includes the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products (see Note 5).

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

2.	Impact on Previously Issued Financial Statements for the Correction of an Error

Revision of Prior Period Financial Statements

During the quarter ended September 30, 2018, the Company identified and corrected immaterial errors that affected previously issued consolidated financial statements. These errors primarily related to historical misapplication of GAAP related to the timing of recognizing certain expenses incurred in connection with allowances paid for core inventory purchase obligations at the start of a new business relationship. The Company previously recorded the difference between the acquisition price of Remanufactured Cores purchased from customers generally in connection with new business, and the related inventory cost as a sales allowance reducing revenue when the purchases were made. These sales allowances are now recorded as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered (as further described under the caption “Contract Assets” in Note 4). The Company also corrected errors resulting from differences between the original cost estimate and the actual cost of the Remanufactured Cores held at customers’ locations.

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

In order to correctly present the errors noted above, previously issued comparative financial statements, which were revised during the quarter ended September 30, 2018, are presented as “As Revised” in the tables presented in the following footnotes. In addition, upon the adoption of ASC 606 on April 1, 2018, the Company adjusted its revised consolidated financial statements and related footnotes for the year ended March 31, 2018 and applicable interim periods within the fiscal year ended March 31, 2018. These consolidated financial statements and tables are presented as “As Adjusted”.

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

The effect of the above corrections on the consolidated statements of operations for the three and nine months ended December 31, 2017 is as follows:

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

The effect of the above corrections on the consolidated statements of cash flows for the nine months ended December 31, 2017 is as follows:

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

New Accounting Pronouncements Recently Adopted

Revenue Recognition

Effective April 1, 2018, the Company adopted ASC 606 using the full retrospective transition method. Under this method, the Company adjusted its revised consolidated financial statements (see Note 2) for the years ended March 31, 2018 and 2017, and applicable interim periods within the fiscal year ended March 31, 2018, as if ASC 606 had been effective for those periods. Periods prior to the fiscal year ended March 31, 2017 were not adjusted and continue to be reported in accordance with the Company’s historic accounting under Topic 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. See Note 4 for additional discussion of the adoption of ASC 606 and the impact on the Company’s financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that amends the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company applied the amendments in the new guidance by means of a cumulative-effect adjustment of $746,000, net of tax, to the opening balance of retained earnings on April 1, 2018. Short-term investments are recorded at fair value with $420,000 and $240,000 of unrealized loss now recorded as a component of general and administrative expense for the three and nine months ended December 31, 2018, respectively.

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

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. There have been further amendments, including practical expedients, issued in January 2018 and July 2018. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. The FASB provided entities with an additional transition method, which allows an entity to apply this guidance as of the beginning of the period of adoption instead of the beginning of the earliest comparative period presented in the entity’s financial statements. The Company has elected to adopt this guidance under the additional transition method. The Company will adopt this guidance in the first quarter of fiscal 2020. The Company has developed and is executing on an implementation plan to adopt this new guidance. The Company has identified all of its material leases and is assessing those leases pursuant to ASC 842. The Company is currently developing its methodology for determining its incremental borrowing rate. The adoption is anticipated to have a significant increase to the Company’s long-term assets and liabilities on the consolidated balance sheets, as the Company will now be required to recognize the underlying right of use asset and corresponding lease liability, and an insignificant impact on the consolidated statements of operations.

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

The Company now has a single performance obligation; however, the price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit value. The unit value is recorded as revenue based on the Company’s then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as a net revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgement and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange program (as described in further detail below). The number of Used Cores sent back under the core exchange program is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

Revenue Recognition — Core Exchange Program

Full price Remanufactured Cores: When remanufactured products are shipped, certain customers are invoiced for the Remanufactured Core value of the product at the full Remanufactured Core sales price. For these Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange program. The remainder of the full price Remanufactured Core value invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as the Company expects these Remanufactured Cores to be returned for credit under its core exchange program.

Nominal price Remanufactured Cores: Certain other customers are invoiced for the Remanufactured Core value of the product shipped at a nominal (generally $0.01 or less) Remanufactured Core price. For these nominal Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange program. Revenue amounts are calculated based on contractually agreed upon pricing for these Remanufactured Cores for which the customers are not returning similar Used Cores. The remainder of the nominal price Remanufactured Core value invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as the Company expects these Remanufactured Cores to be returned for credit under its core exchange program.

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

Contract Liability

Contract liability consists of: (i) customer allowances earned, (ii) accrued core payments, (iii) customer core returns accruals, and (iv) customer deposits.

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

Accrued core payments represent the sales price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. The sales price of these Remanufactured Cores will be realized when the Company’s relationship with a customer ends, a possibility that the Company considers remote based on existing long-term customer agreements and historical experience. The payments to be made to customers for purchases of Remanufactured Cores within the Company’s normal operating cycle, which is generally one year, are considered short-term contract liabilities.

Customer core returns accruals represent the full and nominally priced Remanufactured Cores shipped to the Company’s customers. When the Company ships the product, it recognizes an obligation to accept a similar Used Core sent back under the core exchange program based upon the Remanufactured Core price agreed upon by the Company and its customer. The Contract liability related to Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as short-term contract liabilities until the Company physically receives these Used Cores as they are expected to be returned during the Company’s normal operating cycle, which is generally one year.

Customer deposits represent the receipt of prepayments from customers for the obligation to transfer goods or services in the future. The Company classifies these customer deposits as short-term contract liabilities as the Company expects to satisfy these obligations within its normal operating cycle, which generally one year.

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

•
Work-in-process is in various stages of production and is valued at the average cost of materials issued pursuant to open work orders. Historically, work-in-process inventory has not been material compared to the total inventory balance.

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

The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. The Company had recorded reserves for excess and obsolete inventory of $9,799,000 at December 31, 2018 and $6,682,000 at March 31, 2018. The quantity thresholds and reserve rates are subjective and based on management’s judgment and knowledge of current industry demand and management’s projections of industry demand. The reserve estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory.

The Company records vendor discounts as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

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

The adoption of the new revenue recognition standard impacted the revised consolidated statements of operations for the three and nine months ended December 31, 2017 as follows:

	Three Months Ended December 31, 2017			Nine Months Ended December 31, 2017
	As Revised	Adoption of ASC 606	As Adjusted	As Revised	Adoption of ASC 606	As Adjusted

Net sales	$101,713,000	$1,165,000	$102,878,000	$306,805,000	$1,029,000	$307,834,000
Cost of goods sold	75,833,000	984,000	76,817,000	229,669,000	225,000	229,894,000
Gross profit	25,880,000	181,000	26,061,000	77,136,000	804,000	77,940,000
Operating expenses:
General and administrative	11,915,000	-	11,915,000	26,418,000	-	26,418,000
Sales and marketing	4,048,000	-	4,048,000	10,899,000	-	10,899,000
Research and development	1,678,000	-	1,678,000	3,920,000	-	3,920,000
Total operating expenses	17,641,000	-	17,641,000	41,237,000	-	41,237,000
Operating income	8,239,000	181,000	8,420,000	35,899,000	804,000	36,703,000
Interest expense, net	3,953,000	-	3,953,000	10,789,000	-	10,789,000
Income before income tax expense	4,286,000	181,000	4,467,000	25,110,000	804,000	25,914,000
Income tax expense	6,936,000	58,000	6,994,000	14,742,000	284,000	15,026,000
Net (loss) income	$(2,650,000)	$123,000	$(2,527,000)	$10,368,000	$520,000	$10,888,000
Basic net (loss) income per share	$(0.14)	$0.01	$(0.13)	$0.55	$0.03	$0.58
Diluted net (loss) income per share	$(0.14)	$0.01	$(0.13)	$0.53	$0.03	$0.56
Weighted average number of shares outstanding:
Basic	19,069,152	19,069,152	19,069,152	18,814,967	18,814,967	18,814,967
Diluted	19,069,152	19,069,152	19,069,152	19,400,744	19,400,744	19,400,744

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

The adoption of the new revenue recognition standard impacted the revised statement of cash flows for the nine months ended December 31, 2017 as follows:

	Nine Months Ended December 31, 2017
Cash flows from operating activities:	As Revised	Adoption of ASC 606	As Adjusted
Net income	$10,368,000	$520,000	$10,888,000
Deferred income taxes	(2,714,000)	284,000	(2,430,000)
Accounts receivable	23,127,000	(27,367,000)	(4,240,000)
Inventory	(11,162,000)	(23,481,000)	(34,643,000)
Prepaid expenses and other current assets	(1,576,000)	1,543,000	(33,000)
Other assets	(163,000)	10,000	(153,000)
Long-term core inventory	(38,361,000)	38,361,000	-
Contract assets, net	-	(16,208,000)	(16,208,000)
Contract liabilities, net	-	41,175,000	41,175,000
Accrued core payments	14,837,000	(14,837,000)	-
Net cash used in operating activities	$(9,803,000)	$-	$(9,803,000)

5.	Acquisition

On December 21, 2018, the Company completed the acquisition of Mechanical Power Conversion, LLC (“E&M”), a privately held company operating as E&M Power and engaged in the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products, based in Binghamton, New York. The addition of new products from E&M will drive the Company’s revenue potential and increase its product portfolio. The acquisition was consummated pursuant to an asset purchase agreement dated December 21, 2018 for an initial cash purchase price of $4,417,000, including $360,000, which is being held in escrow to be paid to the former owners of E&M, subject to certain working capital adjustments. In addition, the Company is contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over the next 2-3 years. The preliminary fair value of the contingent consideration obligations as of the acquisition date was $3,560,000 determined using a probability weighted method and a Monte Carlo Simulation model.

The Company preliminarily allocated the initial purchase consideration to identified finite-lived intangible assets as follows: $2,660,000 for developed technology with an estimated useful life of 5 years, $2,630,000 for customer relationships with an estimated useful life of 8 years, and $370,000 to order backlog with an estimated useful life of 6 months. In addition, $1,683,000 was allocated to inventory and $217,000 to other net liabilities. The remaining excess purchase price over identifiable tangible and intangible assets acquired of $851,000 was recorded as goodwill, which is not deductible for income tax purposes. Initial accounting for the acquisition is preliminary as the Company has not finalized the valuation of intangible assets and goodwill. The Company incurred $287,000 in acquisition costs during the nine months ended December 31, 2018, which were recorded in general and administrative expenses. The assets and results of operations of E&M were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

6.	Goodwill and Intangible Assets

Goodwill

The following summarizes the changes in the Company’s goodwill:

	Nine Months Ended December 31,
	2018	2017
Balance at beginning of period	$2,551,000	$2,551,000
Goodwill acquired	851,000	-
Translation adjustment	-	-
Impairment	-	-
Balance at end of period	$3,402,000	$2,551,000

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization:

	Weighted Average Amortization Period	December 31, 2018		March 31, 2018
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$876,000	$424,000	$885,000	$316,000
Customer relationships	11 years	8,515,000	3,333,000	5,900,000	2,937,000
Order backlog	6 months	368,000	20,000	-	-
Developed technology	5 years	2,929,000	149,000	301,000	67,000
Total		$12,688,000	$3,926,000	$7,086,000	$3,320,000

Amortization expense for acquired intangible assets is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

Amortization expense	$236,000	$192,000	$620,000	$517,000

The estimated future amortization expense for acquired intangible assets is as follows:

Year Ending March 31,
2019 - remaining three months	$588,000
2020	1,723,000
2021	1,468,000
2022	1,436,000
2023	1,436,000
Thereafter	2,111,000
Total	$8,762,000

7.	Accounts Receivable — Net

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

Accounts receivable — net is comprised of the following:

	December 31, 2018	March 31, 2018
Accounts receivable — trade	$82,208,000	$83,700,000
Allowance for bad debts	(4,363,000)	(4,142,000)
Customer payment discrepancies	(811,000)	(1,110,000)
Customer returns RGA issued	(22,273,000)	(15,274,000)
Less: total accounts receivable offset accounts	(27,447,000)	(20,526,000)
Total accounts receivable — net	$54,761,000	$63,174,000

Warranty Returns

The Company allows its customers to return goods that their customers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales. Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At December 31, 2018 and March 31, 2018, the Company’s total warranty return accrual was $19,152,000 and $16,646,000, respectively, of which $7,738,000 and $7,204,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $11,414,000 and $9,442,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the changes in the Company’s warranty return accrual:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Balance at beginning of period	$16,410,000	$14,799,000	$16,646,000	$14,286,000
Charged to expense/additions	29,655,000	38,269,000	84,408,000	89,834,000
Amounts processed	(26,913,000)	(24,048,000)	(81,902,000)	(75,100,000)
Balance at end of period	$19,152,000	$29,020,000	$19,152,000	$29,020,000

8.	Inventory

The adoption of the new revenue recognition standard (see Note 4) impacted the revised inventory at March 31, 2018 as follows:

	March 31, 2018
	As Revised	Adoption of ASC 606		As Adjusted
Inventory
Raw materials	$25,805,000	$51,330,000	(1)	$77,135,000
Work-in-process	635,000	1,948,000	(1)	2,583,000
Finished goods	53,973,000	34,201,000	(2)	88,174,000
	80,413,000	87,479,000		167,892,000
Less allowance for excess and obsolete inventory	(4,138,000)	(2,544,000)	(3)	(6,682,000)
Total	$76,275,000	$84,935,000		$161,210,000

Inventory unreturned	$7,508,000	$-		$7,508,000
Long-term core inventory
Used cores held at the Company’s facilities	$53,278,000	$(53,278,000)	(1)	$-
Used cores expected to be returned by customers	12,970,000	(12,970,000)	(4)	-
Remanufactured cores held in finished goods	34,201,000	(34,201,000)	(2)	-
Remanufactured cores held at customers’ locations	200,389,000	(200,389,000)	(5)	-
	300,838,000	(300,838,000)		-
Less allowance for excess and obsolete inventory	(2,544,000)	2,544,000	(3)	-
Total	$298,294,000	$(298,294,000)		$-

Long-term core inventory deposits	$5,569,000	$(5,569,000)	(6)	$-

(1)	Used cores held at the Company’s facilities of $53,278,000 have been reclassified to raw materials and work-in-process in the consolidated balance sheet at March 31, 2018.
(2)	Remanufactured Cores held in finished goods of $34,201,000 have been reclassified to finished goods in the consolidated balance sheet at March 31, 2018.
(3)
The allowance for excess and obsolete inventory related to Used cores held at the Company’s facilities of $2,544,000, which was previously included in long-term core inventory, has been reclassified to inventory—net in the consolidated balance sheet at March 31, 2018.

(4)	Used cores expected to be returned by customers of $12,970,000 have been reclassified to contract assets in the consolidated balance sheet at March 31, 2018.
(5)	Remanufactured cores held at customers’ locations of $200,389,000 have been reclassified to current and long-term contract assets in the consolidated balance sheet at March 31, 2018.
(6)	Long-term core inventory deposits of $5,569,000 have been reclassified to long-term contract assets in the consolidated balance sheet at March 31, 2018.

Inventory–net is comprised of the following:

	December 31, 2018	March 31, 2018
Inventory - net
Raw materials	$87,717,000	$77,135,000
Work-in-process	4,394,000	2,583,000
Finished goods	122,763,000	88,174,000
	214,874,000	167,892,000
Less allowance for excess and obsolete inventory	(9,799,000)	(6,682,000)
Total inventory - net	$205,075,000	$161,210,000

Inventory unreturned	$10,746,000	$7,508,000

9.	Contract Assets

Contract assets (see Note 4) are comprised of the following:

	December 31, 2018	March 31, 2018
Short-term contract assets		(As Adjusted)
Cores expected to be returned by customers	$19,585,000	$15,614,000
Upfront payments to customers	3,228,000	3,979,000
Core premiums paid to customers	4,152,000	3,613,000
	$26,965,000	$23,206,000
Long-term contract assets
Remanufactured cores held at customers’ locations	$198,348,000	$197,067,000
Upfront payments to customers	3,330,000	5,492,000
Core premiums paid to customers	15,752,000	14,603,000
Long-term core inventory deposits	5,569,000	5,569,000
	$222,999,000	$222,731,000
Total contract assets	$249,964,000	$245,937,000

10.	Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
Net sales		(As Adjusted)		(As Adjusted)
Customer A	33%	41%	36%	43%
Customer B	20%	27%	23%	26%
Customer C	26%	18%	23%	16%

The Company’s largest customers accounted for the following total percentage of accounts receivable – trade:

	December 31, 2018	March 31, 2018
Accounts receivable - trade
Customer A	29%	36%
Customer B	13%	16%
Customer C	29%	22%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
		(As Adjusted)		(As Adjusted)
Rotating electrical products	81%	77%	79%	77%
Wheel hub products	14%	18%	15%	18%
Brake master cylinders products	1%	2%	2%	3%
Other products	4%	3%	4%	2%
	100%	100%	100%	100%

Significant Supplier Concentrations

The Company had no suppliers that accounted for more than 10% of inventory purchases for the three and nine months ended December 31, 2018 and 2017.

11.	Debt

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

In June 2018, the Company entered into an amendment and restatement of the Credit Facility (as so amended and restated, the “Amended Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Amended Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Amended Term Loans”). The loans under the Amended Credit Facility mature on June 5, 2023. The Amended Credit Facility permits the payment of up to $20,000,000 of dividends per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Amended Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Company wrote-off $303,000 of previously capitalized debt issuance costs and capitalized $1,780,000 of new debt issuance costs in connection with the Amended Credit Facility.

The Amended Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Amended Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on the Company’s Amended Term Loans and Amended Revolving Facility was 4.85% and 4.97%, respectively, as of December 31, 2018.

On November 14, 2018, the Company entered into the First Amendment to the Amended Credit Facility (the “First Amendment”). The First Amendment, among other things, extended the due date for the quarterly financial statements required to be delivered under the Amended Credit Facility for the quarter ended September 30, 2018.

The Amended Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of December 31, 2018.

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

The following summarizes information about the Company’s term loans at:

	December 31, 2018	March 31, 2018
Principal amount of term loan	$29,063,000	$17,188,000
Unamortized financing fees	(269,000)	(207,000)
Net carrying amount of term loan	28,794,000	16,981,000
Less current portion of term loan	(3,685,000)	(3,068,000)
Long-term portion of term loan	$25,109,000	$13,913,000

Future repayments of the Company’s Amended Term Loans are as follows:

Year Ending March 31,
2019 - remaining three months	938,000
2020	3,750,000
2021	3,750,000
2022	3,750,000
2023	3,750,000
Thereafter	13,125,000
Total payments	$29,063,000

The Company had $78,406,000 and $54,000,000 outstanding under the revolving facility at December 31, 2018 and March 31, 2018, respectively. In addition, $879,000 was reserved for letters of credit at December 31, 2018. At December 31, 2018, after certain adjustments, $117,304,000 was available under the Amended Revolving Facility.

12.	Contract Liabilities

Contract liabilities (see Note 4) are comprised of the following:

	December 31, 2018	March 31, 2018
Short-term contract liabilities
Customer allowances earned	$10,331,000	$11,370,000
Customer core returns accruals	4,046,000	4,697,000
Customer deposits	2,720,000	-
Accrued core payment, net	12,142,000	16,536,000
	$29,239,000	$32,603,000
Long-term contract liabilities
Customer core returns accruals	$25,624,000	$29,710,000
Accrued core payment, net	16,903,000	18,473,000
	$42,527,000	$48,183,000
Total contract liabilities	$71,766,000	$80,786,000

13.	Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate receipt of payment on customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Nine Months Ended December 31,
	2018	2017
Receivables discounted	$287,206,000	$263,833,000
Weighted average days	340	341
Annualized weighted average discount rate	4.2%	3.2%
Amount of discount as interest expense	$11,377,000	$7,854,000

14.	Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net (loss) income per share:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017

		(As Adjusted)		(As Adjusted)
Net (loss) income	$(3,102,000)	$(2,527,000)	$(5,084,000)	$10,888,000
Basic shares	18,810,702	19,069,152	18,861,617	18,814,967
Effect of potentially dilutive securities	-	-	-	585,777
Diluted shares	18,810,702	19,069,152	18,861,617	19,400,744
Net (loss) income per share:
Basic net (loss) income per share	$(0.16)	$(0.13)	$(0.27)	$0.58
Diluted net (loss) income per share	$(0.16)	$(0.13)	$(0.27)	$0.56

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net (loss) income per share. For the three months ended December 31, 2018 and 2017, there were 1,519,480 and 1,170,441, respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive. For the nine months ended December 31, 2018 and 2017, there were 1,519,480 and 289,572, respectively, of potential common shares not included in the calculation of diluted net (loss) income per share because their effect was anti-dilutive.

15.	Income Taxes

The Company recorded an income tax benefit of $1,035,000, or an effective tax rate of 25.0%, and $1,301,000 or an effective tax rate of 20.4%, for the three and nine months ended December 31, 2018, respectively. The effective tax rates for the three and nine months ended December 31, 2018 were impacted by the statute lapses for various uncertain tax positions and return to provision adjustments, and finalization of provisional estimates under Staff Accounting Bulletin (“SAB”) 118. The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

The Company recorded an income tax expense, as adjusted, of $6,994,000, or an effective tax rate of 156.6% and $15,026,000, or an effective tax rate of 58.0%, for the three and nine months ended December 31, 2017, respectively. The effective tax rates, as adjusted, for these periods were significantly impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. In addition, the effective tax rates were impacted by valuation allowances recorded in connection with the Company’s July 2017 acquisition of D&V.

The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. During the year ended March 31, 2018, the Company recorded provisional amounts by applying the guidance in SAB 118, as the Company had not yet completed the accounting for the tax effects of enactment of the Act. The Company had recorded a one-time provisional non-cash tax charge of $2,709,000 due to the revaluation of deferred tax assets and liabilities. The one-time transition tax was estimated and recorded as a one-time provisional income tax expense of $530,000 at March 31, 2018.

As the measurement period under SAB 118 ended during the nine months ended December 31, 2018, the Company completed its accounting analysis of the cumulative foreign earnings, transitional tax liability, and non-cash tax charge for deferred revaluation under the Act. The three months ended December 31, 2018 included a reduction of $50,000 to the provisional transition tax amount and a $102,000 increase to non-cash tax charge due to the revaluation of deferred tax assets and liabilities previously reported under SAB 118. Additionally, the Company’s U.S. tax return for the period ended March 31, 2018 was filed and any changes to the tax positions for temporary differences compared to the estimates used resulted in an adjustment of the estimated tax expense recorded as of March 31, 2018. Despite the completion of the Company’s accounting for the Act under SAB 118, many aspects of the law remain unclear and the Company expects ongoing guidance to be issued at both the federal and state levels.  The Company will continue to monitor and assess the impact of any new developments.

The Company remains subject to examination for the fiscal years beginning with March 31, 2015. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

16.	Financial Risk Management and Derivatives

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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $31,416,000 and $31,304,000 at December 31, 2018 and March 31, 2018, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as	Three Months Ended December 31,		Nine Months Ended December 31,
Hedging Instruments	2018	2017	2018	2017
Forward foreign currency exchange contracts	$(860,000)	$(1,784,000)	$(1,628,000)	$(1,062,000)

The fair value of the forward foreign currency exchange contracts of $449,000 is included in other current liabilities in the consolidated balance sheets at December 31, 2018. The fair value of the forward foreign currency exchange contracts of $1,179,000 is included in prepaid and other current assets in the consolidated balance sheet at March 31, 2018.

17.	Fair Value Measurements

The following summarizes the Company’s financial assets and liabilities measured at fair value, by level within the fair value hierarchy:

	December 31, 2018				March 31, 2018
		Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments
Mutual funds	$2,868,000	$2,868,000	-	-	$2,828,000	$2,828,000	-	-
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	-	-	-	-	1,179,000	-	$1,179,000	-

Liabilities
Accrued liabilities
Short-term contingent consideration	1,830,000	-	-	$1,830,000	-	-	-	-
Other current liabilities
Deferred compensation	2,868,000	2,868,000	-	-	2,828,000	2,828,000	-	-
Forward foreign currency exchange contracts	449,000	-	$449,000	-	-	-	-	-
Other liabilities
Long-term contingent consideration	1,730,000	-	-	1,730,000	-	-	-	-

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the three months ended December 31, 2018 and 2017, losses of $860,000 and $1,784,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts. During the nine months ended December 31, 2018 and 2017, losses of $1,628,000 and $1,062,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Contingent Consideration

The preliminary estimate of the fair value of the contingent consideration associated with the E&M acquisition discussed in Note 5 was $3,560,000. The contingent consideration was recorded in accrued expenses and other liabilities in the Company’s consolidated balance sheet at December 31, 2018, and was a Level 3 liability that was measured at fair value.

Research and Development (“R&D”) Event Milestone

The preliminary fair value of the two-year R&D event milestone based on technology development and transfer was $2,080,000 as of the acquisition date determined using a probability weighted method with the following assumptions commensurate with the term of the contingent consideration: (i) counter party risk discount rate ranging from 8.62% to 8.63%, and (ii) total probability of 90% to 100%. Any subsequent changes from the initial recognition of the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

Gross Profit Earn-out Consideration

The preliminary fair value of the three-year gross profit earn-out consideration was $1,480,000 as of the acquisition date determined using a Monte Carlo Simulation Model.

The assumptions used to determine the fair value of the contingent consideration were:

December 31, 2018
Risk free interest rate	2.61%
Counter party rate	8.61%
Expected volatility	30.00%
Weighted average cost of capital	17.00%

Any subsequent changes from the initial recognition of the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2018	2017	2018	2017
	Contingent Consideration	Contingent Consideration	Contingent Consideration	Contingent Consideration
Beginning balance	$-	$-	$-	$-
Newly issued	3,560,000	-	3,560,000	-
Total (gain) loss included in net income (loss)	-	-	-	-
Exercises/settlements	-	-	-	-
Net transfers in (out) of Level 3	-	-	-	-
Ending balance	$3,560,000	$-	$3,560,000	$-

During the nine months ended December 31, 2018, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

18.	Share-based Payments

Stock Options

The Company granted options to purchase 256,236 and 169,000 shares of common stock during the nine months ended December 31, 2018 and 2017, respectively. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions including the expected volatility of the underlying stock and the expected holding period of the option. These subjective assumptions are based on both historical and other information. Changes in the values assumed and used in the model can materially affect the estimate of fair value.

The following assumptions were used to derive the weighted average fair value of the stock options granted:

	Nine Months Ended December 31,
	2018	2017
Weighted average risk free interest rate	2.83%	1.91%
Weighted average expected holding period (years)	5.94	5.82
Weighted average expected volatility	43.91%	47.31%
Weighted average expected dividend yield	-	-
Weighted average fair value of options granted	$8.75	$12.66

The following is a summary of stock option transactions:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2018	1,143,298	$16.97
Granted	256,236	$19.12
Exercised	(39,032)	$6.24
Forfeited	(16,666)	$24.82
Outstanding at December 31, 2018	1,343,836	$17.59

At December 31, 2018, options to purchase 420,474 shares of common stock were unvested at the weighted average exercise price of $22.61.

At December 31, 2018, there was $3,203,000 of total unrecognized compensation expense related to unvested stock option awards. The compensation expense is expected to be recognized over a weighted average vesting period of approximately 1.9 years.

Restricted Stock Units (“RSUs”)

During the nine months ended December 31, 2018 and 2017, the Company granted 104,725 and 77,854 shares of RSUs, respectively, with an estimated grant date fair value of $2,075,000 and $2,157,000, respectively, which was based on the closing market price on the grant date.

The following is a summary of non-vested RSUs:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2018	133,828	$28.37
Granted	104,725	$19.81
Vested	(58,742)	$28.90
Forfeited	(4,167)	$24.36
Outstanding at December 31, 2018	175,644	$23.18

At December 31, 2018, there was $3,155,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 2.0 years.

19	Accumulated Other Comprehensive Income (Loss)

The following summarizes changes in accumulated other comprehensive income (loss):

	Three Months Ended December 31, 2018			Three Months Ended December 31, 2017
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain (Loss) on Short-Term Investments	Foreign Currency Translation	Total
Balance at September 30, 2018 and 2017	$-	$(6,891,000)	$(6,891,000)	$644,000	$(7,132,000)	$(6,488,000)
Other comprehensive income (loss), net of tax	-	(302,000)	(302,000)	83,000	247,000	330,000
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at December 31, 2018 and 2017	$-	$(7,193,000)	$(7,193,000)	$727,000	$(6,885,000)	$(6,158,000)

	Nine Months Ended December 31, 2018			Nine Months Ended December 31, 2017
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at March 31, 2018 and 2017	$746,000	$(6,174,000)	$(5,428,000)	$528,000	$(7,969,000)	$(7,441,000)
Cumulative-effect adjustment [see Note 3]	(746,000)	-	(746,000)	-	-	-
Balance at April 1, 2018 and 2017	$-	$(6,174,000)	$(6,174,000)	$528,000	$(7,969,000)	$(7,441,000)
Other comprehensive (loss) income, net of tax	-	(1,019,000)	(1,019,000)	199,000	1,084,000	1,283,000
Amounts reclassified from accumulated other comprehensive loss, net of tax	-	-	-	-	-	-
Balance at December 31, 2018 and 2017	$-	$(7,193,000)	$(7,193,000)	$727,000	$(6,885,000)	$(6,158,000)

20.	Share Repurchase Program

As of December 31, 2018, the Company’s board of directors had approved a stock repurchase program of up to $37,000,000 of its common stock.  As of December 31, 2018, $15,692,000 of the $37,000,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in the Amended Credit Facility. The Company retired the 675,561 shares repurchased under this program through December 31, 2018. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

21.	Subsequent Events

Acquisition

On January 9, 2019, the Company completed the acquisition of all the equity interests of Dixie Electric, Ltd (“Dixie”), a privately held manufacturer and remanufacturer of alternators and starters for automotive, medium and heavy truck, industrial, farm and marine applications, based in Ontario, Canada. The initial purchase price was $8,035,000, subject to certain working capital adjustments, including up to $1,134,000 the Company is contingently obligated to pay to the former owners of Dixie over the next two years. The Company incurred $421,000 in acquisition costs during the nine months ended December 31, 2018, which were recorded in general and administrative expenses. The assets and results of operations of Dixie, and in the aggregate with the E&M acquisition, were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

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

Disclosure Regarding Private Securities Litigation Reform Act of 1995

This report may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those expressed or implied by such statements. These factors include, but are not limited to: concentration of sales to a small number of customers; changes in the financial condition of or our relationship with any of our major customers; increases in the average accounts receivable collection period; the loss of sales to customers; delays in payments by customers; the increasing customer pressure for lower prices and more favorable payment and other terms; lower revenues than anticipated from new and existing contracts; the increasing demands on our working capital; the significant strain on working capital associated with large inventory purchases from customers; any meaningful difference between expected production needs and ultimate sales to our customers; investments in operational changes or acquisitions; our ability to obtain any additional financing we may seek or require; our ability to maintain positive cash flows from operations; potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the potential material weaknesses in our internal controls over financial reporting; our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults; increases in interest rates; the impact of high gasoline prices; consumer preferences and general economic conditions; increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers; difficulty in obtaining Used Cores and component parts or increases in the costs of those parts; political, criminal or economic instability in any of the foreign countries where we conduct operations; currency exchange fluctuations; potential tariffs; unforeseen increases in operating costs; risks associated with cyber-attacks; risks associated with conflict minerals; the impact of new accounting pronouncements and tax laws and interpretations thereof; uncertainties affecting our ability to estimate our tax rate and other factors discussed herein and in our other filings with the Securities and Exchange Commission (the “SEC”). These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expected in any forward-looking statements. Readers are directed to risks and uncertainties identified under “Risk Factors” included in our Annual Report on Form 10-K filed with the SEC on June 14, 2018 and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

Management Overview

We are a leading manufacturer, remanufacturer, and distributor of aftermarket automotive and light truck applications. We also, to a lesser extent, are a manufacturer, remanufacturer, and distributor of heavy duty truck and industrial and agricultural application parts. These replacement parts are sold for use on vehicles after initial vehicle purchase. These automotive parts are sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). Our products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products which include turbochargers, brake power boosters, and diagnostic equipment. As a result of our July 2017 acquisition of D&V Electronics Ltd. (“D&V”), our business now includes developing and selling diagnostics systems for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles. In addition, we completed the acquisition of Mechanical Power Conversion, LLC, in December 2018, which includes the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products (see Note 5, Acquisition).

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

Revision of Prior Period Financial Statements

During the quarter ended September 30, 2018, we identified and corrected immaterial errors that affected previously issued consolidated financial statements. These errors primarily related to historical misapplication of GAAP related to the timing of recognizing certain expenses incurred in connection with new business. These expenses were primarily allowances paid for core inventory purchase obligations at the start of a new business relationship. We previously recorded the difference between the acquisition price of Remanufactured Cores purchased from customers generally in connection with new business, and the related inventory cost as a sales allowance reducing revenue when the purchases were made. These sales allowances are now recorded as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. We also corrected errors resulting from differences between the original cost estimate and the actual cost of the Remanufactured Cores held at customers’ locations.

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

In order to correctly present the errors noted above, previously issued financial statements have been revised. In addition, upon the adoption of ASC 606 on April 1, 2018, we adjusted our revised consolidated financial statements, which are presented as “As Adjusted” in the following tables.

Results of Operations for the Three Months Ended December 31, 2018 and 2017

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Three Months Ended December 31,
	2018	2017
		(As Adjusted)
Gross profit percentage	17.0%	25.3%
Cash flow used in operations	$(13,919,000)	$(1,655,000)
Finished goods turnover (annualized) (1)	3.6	3.3

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

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Three Months Ended December 31,
	2018	2017
		(As Adjusted)
Net sales	$124,113,000	$102,878,000
Cost of goods sold	102,952,000	76,817,000
Gross profit	21,161,000	26,061,000
Gross profit percentage	17.0%	25.3%

Net Sales. Our net sales for the three months ended December 31, 2018 increased by $21,235,000, or 20.6%, to $124,113,000 compared to net sales for the three months ended December 31, 2017 of $102,878,000. We have experienced growth mainly in rotating electrical products due to higher replenishment orders and new business awarded to us. In addition, we had significant customer allowances related to new business, as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage was 17.0% for the three months ended December 31, 2018 compared to 25.3% for the three months ended December 31, 2017. Gross profit for the three months ended December 31, 2018 was impacted by (i) transition expenses of $2,078,000 in connection with the expansion of our operations in Mexico, (ii) net tariff costs of $1,526,000 paid for products sold before price increases were effective, (iii) $1,710,000 of customer allowances and stock adjustment costs related to new business and product line expansion, (iv) $1,051,000 of amortization of core buy back premiums paid to customers related to new business, (v) core sales of $7,753,000, less related cost of goods sold of $7,750,000, and a fixed allowance cost of $767,000 in connection with the cancellation of a customer contract. In addition, gross margins were impacted by several factors including higher freight and wage costs, higher returns, the introduction of electric vehicle test systems, overtime and other costs related to the increase in new business, and other strategic initiatives for long-term growth.

Gross profit for the three months ended December 31, 2017 was impacted by (i) $921,000 of amortization of core premiums paid to customers related to new business, (ii) transition expenses of $803,000 in connection with the expansion of our operations in Mexico, (iii) $735,000 for customer allowances related to new business, and (iv) a cost of goods sold impact of $40,000 for inventory step-up in connection with our July 2017 acquisition of D&V.

In addition, our gross profit was further impacted by the non-cash quarterly revaluation write-down for remanufactured cores held at customers’ locations of $2,619,000 for the three months ended December 31, 2018 and $2,187,000 for the three months ended December 31, 2017.

Operating Expenses

The following summarizes operating expenses:

	Three Months Ended December 31,
	2018	2017
		(As Adjusted)
General and administrative	$12,331,000	$11,915,000
Sales and marketing	5,149,000	4,048,000
Research and development	2,054,000	1,678,000

Percent of net sales

General and administrative	9.9%	11.6%
Sales and marketing	4.1%	3.9%
Research and development	1.7%	1.6%

General and Administrative. Our general and administrative expenses for the three months ended December 31, 2018 were $12,331,000, which represents an increase of $416,000, or 3.5%, from general and administrative expenses for the three months ended December 31, 2017 of $11,915,000. This increase was primarily due to (i) $510,000 of increased general and administrative expenses primarily at our Mexico locations to support our growth initiatives, (ii) $428,000 of acquisition costs, (iii) $289,000 of net increases in general and administrative expenses due primarily to fluctuations in Asian foreign currency exchange rates during the quarter, and (iv) $261,000 of increased general and administrative expenses attributable to our July 2017 acquisition of D&V. These increases were partially offset by a $924,000 decrease in the loss recorded due to the change in the fair value of the forward foreign currency exchange contracts.

Sales and Marketing. Our sales and marketing expenses for the three months ended December 31, 2018 increased $1,101,000, or 27.2%, to $5,149,000 from $4,048,000 for the three months ended December 31, 2017. The increase was due primarily to (i) $449,000 of increased commissions, (ii) $408,000 of increased trade show expense, and (iii) $193,000 of increased marketing expense in connection with new business.

Research and Development. Our research and development expenses increased by $376,000, or 22.4%, to $2,054,000 for the three months ended December 31, 2018 from $1,678,000 for the three months ended December 31, 2017. The increase was due primarily to (i) $300,000 for personnel to support our growth initiatives, (ii) $177,000 of increased supplies, and (iii) $45,000 of increased travel.  These increases in research and development expenses were partially offset by $199,000 of decreased research and development expenses attributable to our July 2017 acquisition of D&V.

Interest Expense

Interest Expense, net. Our interest expense, net for the three months ended December 31, 2018 increased $1,811,000, or 45.8%, to $5,764,000 from $3,953,000 for the three months ended December 31, 2017. The increase in interest expense was due primarily to a (i) an increase in the utilization of our accounts receivable discount programs, (ii) increased average outstanding borrowings as we build our inventory levels to support anticipated higher sales, and (iii) higher interest rates on our average outstanding borrowings under our credit facility.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $1,035,000, or an effective tax rate of 25.0%, for the three months ended December 31, 2018, which was impacted by the statute lapses for various uncertain tax positions and return to provision adjustments, and finalization of provisional estimates under Staff Accounting Bulletin (“SAB”) 118. We recorded income tax expense, as adjusted, for the three months ended December 31, 2017 of $6,994,000, or an effective tax rate of 156.6%, which was significantly impacted by the enactment of the Tax Cuts and Jobs Act (the “Act”) on December 22, 2017. In addition, the effective tax rate was impacted by valuation allowances recorded in connection with our July 2017 acquisition of D&V. The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. During the year ended March 31, 2018, we recorded provisional amounts by applying the guidance in SAB 118, as we had not yet completed the accounting for the tax effects of enactment of the Act. We recorded a one-time provisional non-cash tax charge of $2,709,000 due to the revaluation of deferred tax assets and liabilities. The one-time transition tax was estimated and recorded as a one-time provisional income tax expense of $530,000 at March 31, 2018.

As the measurement period under SAB 118 ended during the three months ended December 31, 2018, we completed our accounting analysis of the cumulative foreign earnings, transitional tax liability, and non-cash tax charge for deferred revaluation under the Act. The three months ended December 31, 2018 included a reduction of $50,000 to the provisional transition tax amount and a $102,000 increase to non-cash tax charge due to the revaluation of deferred tax assets and liabilities previously reported under SAB 118. Additionally, our U.S. tax return for the period ended March 31, 2018 was filed and any changes to the tax positions for temporary differences compared to the estimates used resulted in an adjustment of the estimated tax expense recorded as of March 31, 2018. Despite the completion of our accounting for the Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.

Results of Operations for the Nine Months Ended December 31, 2018 and 2017

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein.

The following summarizes certain key operating data:

	Nine Months Ended December 31,
	2018	2017
		(As Adjusted)
Gross profit percentage	18.4%	25.3%
Cash flow used in operations	$(20,328,000)	$(9,803,000)
Finished goods turnover (annualized) (1)	3.5	4.4

(1)
Annualized finished goods turnover for the fiscal period is calculated by multiplying cost of goods sold for the period by 1.3 and dividing the result by the average between beginning and ending finished goods inventory values for the fiscal period. With the adoption of ASC 606, our inventory now includes all on-hand core inventory. We believe this provides a useful measure of our ability to turn our inventory into revenues.

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Nine Months Ended December 31,
	2018	2017
		(As Adjusted)
Net sales	$343,720,000	$307,834,000
Cost of goods sold	280,496,000	229,894,000
Gross profit	63,224,000	77,940,000
Gross profit percentage	18.4%	25.3%

Net Sales. Our net sales for the nine months ended December 31, 2018 increased by $35,886,000, or 11.7%, to $343,720,000 compared to net sales for the nine months ended December 31, 2017 of $307,834,000. We have experienced year-over-year market share growth mainly in rotating electrical products. In addition, our net sales were positively impacted by sales of diagnostics equipment, which resulted from our July 2017 acquisition of D&V. Our net sales of wheel hub products and brake master cylinder products continued to be softer. In addition, we had significant customer allowances related to new business and increased stock adjustment accruals related to commitments for future update orders.  These allowances and return accruals were a reduction to our recognized sales, as discussed below in the Gross Profit paragraph.

Gross Profit. Our gross profit percentage was 18.4% for the nine months ended December 31, 2018 compared to 25.3% for the nine months ended December 31, 2017. Gross profit for the nine months ended December 31, 2018 was impacted by (i) transition expenses of $5,666,000 in connection with the expansion of our operations in Mexico, (ii) $4,083,000 of customer allowances and stock adjustment costs related to new business and product line expansion, (iii) $3,033,000 of amortization of core buy back premiums paid to customers related to new business, (iv) net tariff costs of $1,526,000 paid for products sold before price increases were effective, (v) core sales of $7,753,000, less related cost of goods sold of $7,750,000, and a fixed allowance cost of $767,000 in connection with the cancellation of a customer contract. In addition, gross margins were impacted by several factors including higher freight and wage costs, higher returns, the introduction of electric vehicle test systems, overtime and other costs related to the increase in new business, and other strategic initiatives for long-term growth.

Gross profit for the nine months ended December 31, 2017 was impacted by (i) $3,231,000 for customer allowances and initial return and stock adjustment accruals related to new business less a cost of goods sold offset of $362,000, (ii) $2,666,000 of amortization of core premiums paid to customers related to new business, and (iii) transition expenses of $803,000 in connection with the expansion of our operations in Mexico, and (iv) a cost of goods sold impact of $269,000 for inventory step-up in connection with our July 2017 acquisition of D&V.

In addition, our gross profit was further impacted by the non-cash quarterly revaluation write-down for remanufactured cores held at customers’ locations of $11,466,000 for the nine months ended December 31, 2018 and $6,263,000 for the nine months ended December 31, 2017.

Operating Expenses

The following summarizes operating expenses:

	Nine Months Ended December 31,
	2018	2017
		(As Adjusted)
General and administrative	$33,419,000	$26,418,000
Sales and marketing	14,078,000	10,899,000
Research and development	5,574,000	3,920,000

Percent of net sales

General and administrative	9.7%	8.6%
Sales and marketing	4.1%	3.5%
Research and development	1.6%	1.3%

General and Administrative. Our general and administrative expenses for the nine months ended December 31, 2018 were $33,419,000, which represents an increase of $7,001,000, or 26.5%, from general and administrative expenses for the nine months ended December 31, 2017 of $26,418,000. This increase was primarily due to (i) $1,003,000 of increased general and administrative expenses primarily at our Mexico location to support our growth initiatives, (ii) $739,000 of increased general and administrative expenses attributable to our July 2017 acquisition of D&V, (iii) $708,000 of acquisition costs, (iv) $566,000 of increased loss recorded due to the change in the fair value of the forward foreign currency exchange contracts, (v) $542,000 of increased depreciation, (vi) $493,000 of increased share-based compensation expense, (vii) $486,000 of net increases in general and administrative expenses due primarily to fluctuations in Asian foreign currency exchange rates, and (viii) $247,000 of increased professional services for transactions during the period relating to expansion and fees related to the adoption of ASC 606 and ASC 842. In addition, the nine months ended December 31, 2017 included a gain of $2,313,000 recorded due to the change in the fair value of the warrant liability, which was settled on September 8, 2017.

Sales and Marketing. Our sales and marketing expenses for the nine months ended December 31, 2018 increased $3,179,000, or 29.2%, to $14,078,000 from $10,899,000 for the nine months ended December 31, 2017. The increase was due primarily to (i) $716,000 of increased commissions, (ii) $679,000 of increased sales and marketing expenses attributable to our July 2017 acquisition of D&V, (iii) $626,000 of increased trade show expenses, (iv) $594,000 for personnel to support our growth initiatives, and (v) $495,000 of increased marketing expenses in connection with new business.

Research and Development. Our research and development expenses increased by $1,654,000, or 42.2%, to $5,574,000 for the nine months ended December 31, 2018 from $3,920,000 for the nine months ended December 31, 2017. The increase was due primarily to (i) $861,000 for personnel to support our growth initiatives, (ii) $398,000 of increased supplies, and (iii) $316,000 of increased research and development expenses attributable to our July 2017 acquisition of D&V.

Interest Expense

Interest Expense, net. Our interest expense, net for the nine months ended December 31, 2018 increased $5,749,000, or 53.3%, to $16,538,000 from $10,789,000 for the nine months ended December 31, 2017. The increase in interest expense was due primarily to (i) an increase in the utilization of and higher interest rates on our accounts receivable discount programs, (ii) increased average outstanding borrowings as we build our inventory levels to support anticipated higher sales, (iii) the write-off of $303,000 of previously capitalized debt issuance costs in connection with the amendment to our credit facility, and (iv) higher interest rates on our average outstanding borrowings under our credit facility.

Provision for Income Taxes

Income Tax. We recorded an income tax benefit of $1,301,000 or an effective tax rate of 20.4%, for the nine months ended December 31, 2018, which was impacted by the statute lapses for various uncertain tax positions and return to provision adjustments, and finalization of provisional estimates under Staff Accounting Bulletin (“SAB”) 118. We recorded income tax expense, as adjusted, for the nine months ended December 31, 2017 of $15,026,000, or an effective tax rate of 58.0%, which was significantly impacted by the enactment of the Act on December 22, 2017. In addition, the effective tax rate was impacted by valuation allowances recorded in connection with our July 2017 acquisition of D&V. The estimated effective tax rate for the entire year is based on current estimates and any changes to those estimates in future periods could result in an effective tax rate that is materially different from the current estimate.

The Act reduced the U.S. federal corporate tax rate from 35% to 21%, required companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and created new taxes on certain foreign sourced earnings. During the year ended March 31, 2018, we recorded provisional amounts by applying the guidance in SAB 118, as we had not yet completed the accounting for the tax effects of enactment of the Act. We recorded a one-time provisional non-cash tax charge of $2,709,000 due to the revaluation of deferred tax assets and liabilities. The one-time transition tax was estimated and recorded as a one-time provisional income tax expense of $530,000 at March 31, 2018.

As the measurement under SAB 118 ended during the nine months ended December 31, 2018, we completed our accounting analysis of the cumulative foreign earnings, transitional tax liability, and non-cash tax charge for deferred revaluation under the Act. The nine months ended December 31, 2018 included a reduction of $50,000 to the provisional transition tax amount and a $102,000 increase to non-cash charge due to the revaluation of deferred tax assets and liabilities previously reported under SAB 118. Additionally, our U.S. tax return for the period ended March 31, 2018 was filed and any changes to the tax positions for temporary differences compared to the estimates used resulted in an adjustment of the estimated tax expense recorded as of March 31, 2018. Despite the completion of our accounting for the Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels.  We will continue to monitor and assess the impact of any new developments.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $79,142,000 and $90,287,000, a ratio of current assets to current liabilities of 1.3:1.0 and 1.5:1.0, at December 31, 2018 and March 31, 2018, respectively. The decrease in working capital was due primarily to increased borrowing under our credit facility.

We generated cash during the nine months ended December 31, 2018 from the use of receivable discount programs as well as from our credit facility. The cash generated from these activities was used primarily to build our inventory levels to support anticipated higher sales and to purchase shares under our share repurchase program.

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

Share Repurchase Program

As of December 31, 2018, our board of directors had approved a stock repurchase program of up to $37,000,000 of our common stock.  As of December 31, 2018, $15,692,000 of the $37,000,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in our credit facility. We retired the 675,561 shares repurchased under this program through December 31, 2018. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Nine Months Ended December 31,
	2018	2017
Cash provided by (used in):
Operating activities	$(20,328,000)	$(9,803,000)
Investing activities	(13,244,000)	(10,045,000)
Financing activities	29,290,000	20,805,000
Effect of exchange rates on cash and cash equivalents	(176,000)	46,000
Net decrease in cash and cash equivalents	$(4,458,000)	$1,003,000

Additional selected cash flow data:
Depreciation and amortization	$4,933,000	$3,322,000
Capital expenditures	8,548,000	4,765,000

Net cash used in operating activities was $20,328,000 and $9,803,000 during the nine months ended December 31, 2018 and 2017, respectively. Our operating activities were significantly impacted by our growth initiatives which includes (i) the build-up of inventory to support anticipated higher sales, (ii) expenses incurred in connection with the expansion of our Mexico operations, and (iii) payments made to customers of $21,396,000 during the nine months ended December 31, 2018 for previous core buybacks made in connection with new business expansion in prior periods.

Net cash used in investing activities was $13,244,000 and $10,045,000 during the nine months ended December 31, 2018 and 2017, respectively. The significant change in our investing activities during the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017 was due primarily to increased capital expenditures for the purchase of equipment for our current operations and the expansion of our operations in Mexico. In addition, less cash was used for business acquisitions during the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017.

Net cash provided by financing activities was $29,290,000 and $20,805,000 during the nine months ended December 31, 2018 and 2017, respectively. The significant change in our financing activities during the nine months ended December 31, 2018 as compared to the nine months ended December 31, 2017 was due mainly to increased net borrowing under our credit facility. In addition, the nine months ended December 31, 2017 included cash received upon the settlement of outstanding warrants.

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

In June 2018, we entered into an amendment and restatement of the Credit Facility (as so amended and restated, the “Amended Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Amended Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Amended Term Loans”). The loans under the Amended Credit Facility mature on June 5, 2023. The Amended Credit Facility permits the payment of up to $20,000,000 of dividends per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Amended Credit Facility, the lenders were granted a security interest in substantially all of our assets. We wrote-off $303,000 of previously capitalized debt issuance costs and capitalized $1,780,000 of new debt issuance costs in connection with the Amended Credit Facility.

The Amended Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Amended Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate on our Amended Term Loans and Amended Revolving Facility was 4.85% and 4.97%, respectively, as of December 31, 2018.

On November 14, 2018, we entered into the First Amendment to the Amended Credit Facility (the “First Amendment”). The First Amendment, among other things, extended the due date for the quarterly financial statements required to be delivered under the Amended Credit Facility for the quarter ended September 30, 2018.

The Amended Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of December 31, 2018.

The following summarizes the financial covenants required under the Amended Credit Facility:

	Calculation as of December 31, 2018	Financial covenants required under the Amended Credit Facility
Maximum senior leverage ratio	1.56	3.00
Minimum fixed charge coverage ratio	1.23	1.10

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

We had $78,406,000 and $54,000,000 outstanding under the revolving facility at December 31, 2018 and March 31, 2018, respectively. In addition, $879,000 was reserved for letters of credit at December 31, 2018. At December 31, 2018, after certain adjustments, $117,304,000 was available under the Amended Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Nine Months Ended December 31,
	2018	2017
Receivables discounted	$287,206,000	$263,833,000
Weighted average days	340	341
Annualized weighted average discount rate	4.2%	3.2%
Amount of discount as interest expense	$11,377,000	$7,854,000

Off-Balance Sheet Arrangements

At December 31, 2018, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Capital Expenditures and Commitments

Capital Expenditures

Our total capital expenditures, including capital leases, were $8,755,000 and $5,347,000 for the nine months ended December 31, 2018 and 2017, respectively. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $4,000,000 to $5,000,000 of capital expenditures in the remainder of fiscal 2019 to support our growth initiatives and continued expansion of our operations in Mexico. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

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

New Accounting Pronouncements Recently Adopted

Revenue Recognition

Effective April 1, 2018, we adopted Accounting Standards Codification Topic 606, Revenue from Contracts with Customers, (“ASC 606”) using the full retrospective transition method. Under this method, we adjusted our revised consolidated financial statements for the years ended March 31, 2018 and 2017 (see Note 2, Impact on Previously Issued Financial Statements for the Correction of an Error), and applicable interim periods within the fiscal year ended March 31, 2018, as if ASC 606 had been effective for those periods. Periods prior to the fiscal year ended March 31, 2017 were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605, Revenue Recognition. ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. See Note 4, Revenue Recognition, for additional discussion of the adoption of ASC 606 and the impact on our financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that amends the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We applied the amendments in the new guidance by means of a cumulative-effect adjustment of $746,000, net of tax, to the opening balance of retained earnings on April 1, 2018. Short-term investments are recorded at fair value with $420,000 and $240,000 of unrealized loss now recorded as a component of general and administrative expense for the three and nine months ended December 31, 2018, respectively.

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

New Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued new guidance that requires balance sheet recognition of a right-of-use asset and lease liability by lessees for all leases, other than leases with a term of 12 months or less if the short-term lease exclusion expedient is elected. There have been further amendments, including practical expedients, issued in January 2018 and July 2018. The new guidance also requires new disclosures providing additional qualitative and quantitative information about the amounts recorded in the financial statements. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The new guidance requires a modified retrospective approach with optional practical expedients. The FASB provided entities with an additional transition method, which allows an entity to apply this guidance as of the beginning of the period of adoption instead of the beginning of the earliest comparative period presented in the entity’s financial statements. We have elected to adopt this guidance under the additional transition method. We will adopt this guidance in the first quarter of fiscal 2020. We have developed and are executing on an implementation plan to adopt this new guidance. We have identified all of our material leases and are assessing those leases pursuant to ASC 842. We are currently developing our methodology for determining our incremental borrowing rate. The adoption is anticipated to have a significant increase to our long-term assets and liabilities on the consolidated balance sheets, as we will now be required to recognize the underlying right of use asset and corresponding lease liability, and an insignificant impact on the consolidated statements of operations.

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

Subsequent Event

Acquisition

On January 9, 2019, we completed the acquisition of all the equity interests of Dixie Electric, Ltd (“Dixie”), a privately held manufacturer and remanufacturer of alternators and starters for automotive, medium and heavy truck, industrial, farm and marine applications, based in Ontario, Canada. The initial purchase price was $8,035,000, subject to certain working capital adjustments, including up to $1,134,000 we are contingently obligated to pay to the former owners of Dixie over the next two years. We incurred $421,000 in acquisition costs during the nine months ended December 31, 2018, which were recorded in general and administrative expenses. The assets and results of operations of Dixie, and in the aggregate with the E&M acquisition, were not significant to our consolidated financial position or results of operations, and thus pro forma information is not presented.

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

Under the supervision and with the participation of management, including our chief executive officer, chief financial officer, and chief accounting officer, we have conducted an evaluation of the effectiveness of our disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e). Based on this evaluation, our chief executive officer, chief financial officer, and chief accounting officer concluded that MPA’s disclosure controls and procedures were effective as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in MPA’s internal control over financial reporting during the third quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, MPA’s internal control over financial reporting.

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

Purchases of Equity Securities by the Issuer

Shares repurchased during the three months ended December 31, 2018 were as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)

October 1 - October 31, 2018:
Open market and privately negotiated purchases	-	$-	-	$21,308,000
November 1 - November 30, 2018:
Open market and privately negotiated purchases	-	$-	-	21,308,000
December 1 - December 31, 2018:
Open market and privately negotiated purchases	-	$-	-	21,308,000

Total	0		0	$21,308,000

(1)
As of December 31, 2018, $15,692,000 of the $37,000,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in our Amended Credit Facility. We retired the 675,561 shares repurchased under this program through December 31, 2018. On August 6, 2018, our board of directors increased the share repurchase program authorization from $20,000,000 to $37,000,000 of our common stock. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Item 5.	Other Information

On February 5, 2019, the Company and Mr. Joffe entered into an Amendment No. 2 to Employment Agreement (the “Amendment”) which, among other things, (i) changes the last day of Mr. Joffe’s term of employment from July 1, 2019  to July 1, 2023, (ii) provides that Mr. Joffe shall receive long term incentive compensation in the amount of no less than 75,000 shares of restricted stock on an annual basis, with the vesting of such restricted stock based on the achievement of specified performance measures, (iii) extends the clawback provision required by Section 10D of the Securities Exchange Act of 1934, as amended, to his long term incentive compensation, (iv) makes certain changes to the compensation paid to Mr. Joffe in the event that he terminates his employment with the Company following a breach by the Company or other good reason or is terminated by the Company without cause, and (v) makes certain changes to the compensation paid to Mr. Joffe in the event of a change of control of the Company.

The foregoing description of the Amendment is not complete and is qualified in its entirety by the full text of the agreement, a copy of which is filed as Exhibit 10.3 to this report and incorporated herein by reference.

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

10.3	Amendment No. 2 to Employment Agreement, dated as of February 5, 2019, between Motorcar Parts of America, Inc., and Selwyn Joffe	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document

101.SCM	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Portions of this exhibit have been granted confidential treatment by the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MOTORCAR PARTS OF AMERICA, INC.

Dated: February 11, 2019	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: February 11, 2019	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer