Form 10-K
period 2019-03-31
MOTORCAR PARTS AMERICA INC
filed 2019-06-28
CIK 918251

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission File No. 001-33861

MOTORCAR PARTS OF AMERICA, INC.
(Exact name of registrant as specified in its charter)
New York	11-2153962
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
2929 California Street, Torrance, California	90503
(Address of principal executive offices)	Zip Code

Registrant’s telephone number, including area code: (310) 212-7910

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MPAA	The Nasdaq Global Select Market

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

As of September 30, 2018, which was the last business day of the registrant’s most recently completed fiscal second quarter, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $434,744,944 based on the closing sale price as reported on the NASDAQ Global Select Market.

There were 18,819,792 shares of common stock outstanding as of June 19, 2019.

DOCUMENTS INCORPORATED BY REFERENCE:

In accordance with General Instruction G (3) of Form 10-K, the information required by Part III hereof will either be incorporated into this Form 10-K by reference to the registrant’s Definitive Proxy Statement for the registrant’s next Annual Meeting of Stockholders filed within 120 days of March 31, 2019 or will be included in an amendment to this Form 10-K filed within 120 days of March 31, 2019.

MOTORCAR PARTS OF AMERICA, INC.

GLOSSARY

The following terms are frequently used in the text of this report and have the meanings indicated below.

“Used Core” — An automobile part which has been used in the operation of a vehicle. Generally, the Used Core is an original equipment (“OE”) automobile part installed by the vehicle manufacturer and subsequently removed for replacement. Used Cores contain salvageable parts which are an important raw material in the remanufacturing process. We obtain most Used Cores by providing credits to our customers for Used Cores returned to us under our core exchange program. Our customers receive these Used Cores from consumers who deliver a Used Core to obtain credit from our customers upon the purchase of a newly remanufactured automobile part. When sufficient Used Cores are not available from our customers, we purchase Used Cores from core brokers, who are in the business of buying and selling Used Cores. The Used Cores purchased from core brokers or returned to us by our customers under the core exchange program, and which have been physically received by us, are part of our raw material and work-in-process inventory. Used Cores returned by consumers to our customers but not yet returned to us are classified as contract assets until we physically receive these Used Cores.

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

This Form 10-K may contain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 with respect to our future performance that involve risks and uncertainties. Various factors could cause actual results to differ materially from those expressed or implied by such statements. These factors include, but are not limited to: concentration of sales to a small number of customers; changes in the financial condition of or our relationship with any of our major customers; increases in the average accounts receivable collection period; the loss of sales to customers; delays in payments by customers; the increasing customer pressure for lower prices and more favorable payment and other terms; lower revenues than anticipated from new and existing contracts; the increasing demands on our working capital; the significant strain on working capital associated with large inventory purchases from customers; any meaningful difference between expected production needs and ultimate sales to our customers; investments in operational changes or acquisitions; our ability to obtain any additional financing we may seek or require; our ability to maintain positive cash flows from operations; potential future changes in our previously reported results as a result of the identification and correction of errors in our accounting policies or procedures or the material weaknesses in our internal controls over financial reporting; our failure to meet the financial covenants or the other obligations set forth in our credit agreement and the lenders’ refusal to waive any such defaults; increases in interest rates; the impact of high gasoline prices; consumer preferences and general economic conditions; increased competition in the automotive parts industry including increased competition from Chinese and other offshore manufacturers; difficulty in obtaining Used Cores and component parts or increases in the costs of those parts; political, criminal or economic instability in any of the foreign countries where we conduct operations; currency exchange fluctuations; potential tariffs, unforeseen increases in operating costs; risks associated with cyber-attacks; risks associated with conflict minerals; the impact of new accounting pronouncements and tax laws and interpretations thereof; uncertainties affecting our ability to estimate our tax rate and other factors discussed herein and in our other filings with the Securities and Exchange Commission (the “SEC”). These and other risks and uncertainties may cause our actual results to differ materially and adversely from those expected in any forward-looking statements. Readers are directed to risks and uncertainties identified below under “Risk Factors” and elsewhere in this report for additional detail regarding factors that may cause actual results to be different than those expressed in our forward-looking statements. Except as required by law, we undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1.	Business

General

We are a leading supplier of automotive aftermarket non-discretionary replacement parts and diagnostic equipment.

Our strategic vision statement is to be “The Global Leader for Parts and Solutions that Move Our World Today and Tomorrow.”

Consistent with our vision statement, we have implemented a multi-pronged platform for growth. We continue to focus on expanding our non-discretionary automotive aftermarket hard parts offerings. With an estimated market size of approximately $130 billion for hard parts in North America alone, and a scalable infrastructure, our growth opportunities remain abundant. Our recent heavy-duty rotating electrical acquisition offers additional growth opportunities for us within an estimated $698 million domestic market, complementing our leadership position with an expanding line of hard parts. This expansion includes the addition of turbochargers through an acquisition in July 2016 and brake power boosters introduced in August 2016, as well as wheel hubs in 2013 and an expanding line of brake-related products – including rotors and pads.

Our premium non-discretionary replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America, and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The current population of light duty vehicles in the U.S. is approximately 275 million, and the average age of these vehicles is approximately 11.7 years. The aged vehicle population remains favorable. Although miles driven fluctuate primarily based on fuel prices, they have been steadily increasing for several years. Demand for replacement parts generally increases with the age of vehicles and miles driven.

The automotive and light truck parts aftermarket is divided into two markets. The first is the do-it-yourself (“DIY”) market, which is generally serviced by the large retail chain outlets. Consumers who purchase parts from the DIY channel generally install parts into their vehicles themselves. In most cases, this is a less expensive alternative than having the repair performed by a professional installer. The second is the professional installer market, commonly known as the do-it-for-me (“DIFM”) market. Traditional warehouse distributors, dealer networks, and commercial divisions of retail chains service this market. Generally, the consumer in this channel is a professional parts installer. Our products are distributed to both the DIY and DIFM markets. The distinction between these two markets has become less defined over the years, as retail outlets leverage their distribution strength and store locations to attract professional customers.

We also supply aftermarket non-discretionary replacement parts to the heavy-duty truck, industrial, marine, and agricultural aftermarket, which has some overlap with the automotive aftermarket as discussed above, but also has specialty distribution channels through OES, fleet, and auto-electric outlets.

Our position within the diagnostic testing market is particularly exciting. We have expanded our diagnostic equipment applications for combustion engine vehicles, including bench top testers for alternators and starters, and now offer diagnostic technology solutions for the pre- and post-production of electric vehicles, as well as software emulation of power systems applications for the electrification of all forms of transportation — including automobiles, trucks and the emerging electrification of systems with the aerospace industry. The global automotive component and powertrain testing market represents a multi-billion-dollar market, and solidly establishes our growth for today and the future, as electrification becomes increasingly important around the world.

Growth Strategies and Key Initiatives

As noted above, we have a multi-pronged growth strategy: first, we are focused on growing our aftermarket hard parts business in the North American marketplace; second, we are focused on growing our diagnostic business for internal combustion engines on a global basis including original equipment and aftermarket; and third, we are focused on growing our electric vehicle diagnostic business servicing original equipment manufacturers for automotive and aerospace applications on a global basis.

To accomplish our strategic vision, we are focused on the following key initiatives:

Hard Parts

•	Grow our current product lines both with existing and potential new customers. We continue to develop and offer current and new sales programs to ensure that we are doing all we can to support our customers’ businesses. We remain dedicated to managing growth and continuing to focus on enhancements to our infrastructure and making investments in resources to support our customers. We have globally positioned manufacturing and distribution centers to support our continuous growth.
•	Introduction of new product lines. We continue to strive to expand our business by exploring new product lines, including working with our customers to identify potential new product opportunities.
•	Creating value for our customers. A core part of our strategy is ensuring that we add meaningful value for our customers. We consistently support and pilot our customers’ supply management initiatives in addition to providing demand analytics, a suite of inventory management services, a library of online training guides, market share, and retail store layout information to our customers.
•	Technological innovation. We continue to expand our research and development teams as we further develop in-house technologies and advanced testing methods. This elevated level of technology aims to deliver our customers the highest quality products and support services that can be offered.

Diagnostics Rotating Electrical

•	We provide industry standard setting diagnostic equipment to both the original equipment and aftermarket. We are continuously upgrading our equipment to accommodate testing for the latest alternator and starter technology for both existing and new customers. These software and hardware upgrades are also available for existing products that the customer is using. In addition, we provide industry leading maintenance and service support for our testing equipment to provide a better end-user experience and value to our customers.
•	Introduction of new product lines. We have recently added new products, including alternator and starter testers for retail automotive chains and professional repair shops.

Electric Vehicle and Aerospace

•	Market and grow our new product lines on a global basis. Through recent acquisitions, we offer products and services that cater to automotive diagnostics for inverter and electric motors for both development and production. In addition, we provide power supply hardware and emulation software diagnostic products. Our strategy is to market these products on a global basis to OE manufacturers as well as suppliers to the OE manufacturers for development and production of electric vehicles. We believe this is a rapidly emerging business, and see the opportunity for accelerating growth rates. In addition, we are well-positioned to supply diagnostic equipment to the aerospace industry to support its shift to electric power driven control systems in airplanes.

Products

We carry over 35,500 stock keeping units (“SKUs”) to support automotive replacement parts and diagnostic equipment business. Our products are sold under our customers’ widely recognized private label brand names and our own brand names including Quality-Built®, Pure Energy™, Xtreme®, Talon®, Reliance™, D&V Electronics, E&M Power, Dixie Electric, DelStar®, Select Power Source™ and other brand names.

Our current hard parts portfolio includes: (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, (iv) turbochargers, and (v) brake power boosters. Our diagnostic equipment portfolio includes: (i) bench top alternator and starter testing, (ii) production alternator and starter, (iii) alternator and starter endurance, (iv) electric engine emulators, (v) electric power train and aerospace propulsion, (vi) hybrid vehicle electric motor, (vii) advanced power emulators (AC and DC), (viii) custom power electronics, (ix) individual component testing modules, and (x) full system integration simulators.

Segment Reporting

Pursuant to the guidance provided under the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) for segment reporting, we have identified our chief operating decision maker

(“CODM”), reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that due to recent acquisitions, our business comprises three separate operating segments. Two of the operating segments meet all of the aggregation criteria, and will thus be aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure. Since this immaterial operating segment meets the aggregation criteria of ASC 280, we have combined our operating segments into a single reportable segment.

Sales, Marketing and Distribution

We sell our products to the largest automotive chains, including Advance (inclusive of Carquest, Autopart International, and Worldpac), AutoZone, Genuine Parts (NAPA), and O’Reilly with an aggregate of approximately 25,000 retail outlets. We sell diagnostic equipment via direct sales channels, technical conferences, and trade shows to some of the world’s best OE companies, including JFM Technology. We also sell diagnostic equipment through an online parts store. In addition, our products are sold to OES customers, professional installers, and a diverse group of automotive warehouse distributors. During fiscal 2019, we sold approximately 98% of our products in North America, with less than 2% of our products being sold in Asian and European countries.

We publish printed and electronic catalogs with part numbers and applications for our products along with a detailed technical glossary and informational database. We believe that we maintain one of the most extensive catalog and product identification systems available to the market.

We primarily ship our products from our facilities and various third party warehouse distribution centers in North America. We have leased a new 410,000 square foot distribution center in Tijuana, Mexico, to improve our distribution capabilities.

Customers: Customer Concentration. While we continually seek to diversify our customer base, we currently derive, and have historically derived, a substantial portion of our sales from a small number of large customers. Sales to our three largest customers in the aggregate represented 83%, 85%, and 84%, and sales to our largest customer, AutoZone, represented 38%, 41%, and 44% of our net sales during fiscal 2019, 2018 and 2017, respectively. Any meaningful reduction in the level of sales to any of these customers, deterioration of the financial condition of any of these customers or the loss of any of these customers could have a materially adverse impact on our business, results of operations, and financial condition.

Customer Arrangements; Impact on Working Capital. We have various length agreements with our customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of our products. Because of the very competitive nature of the market and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) store expansion or product development support. These contracts typically require that we meet ongoing performance standards. Our contracts with our customers expire at various dates through December 2024.

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

Competition

Our business is highly competitive. We compete with several large and medium sized companies, including BBB Industries, Cardone Industries for hard parts, AVL, Horiba, Siemens, FEV for diagnostic equipment and a large number of smaller regional and specialty companies. We also compete with other overseas manufacturers, particularly those located in China, who are increasing their operations and could become a significant competitive force in the future.

We believe that the reputations for quality, reliability, and customer service that a supplier provides are significant factors in our customers’ purchase decisions. We continuously strive to increase our competitive and technical advantages as the industry and technologies rapidly evolve. Our advanced power emulators are protected by U.S. patents that provide us a strong competitive barrier for a large segment of the market and allow us to be lower cost and more efficient.

We believe our ability to educate also helps to distinguish us from many of our competitors. We have created an online library of video courses, aimed at arming our customers as they seek to train the next generation of technicians. We also offer live and web-based training courses via our recently created education facility within our Torrance headquarters. We believe our ability to provide quality replacement automotive parts, rapid and reliable delivery capabilities as well as promotional support also distinguishes us from many of our competitors. In addition, favorable pricing, our core exchange program, and extended payment terms are also very important competitive factors in customers’ purchase decisions.

We seek to protect our proprietary processes and other information by relying on trade secret laws and non-disclosure and confidentiality agreements with certain of our employees and other persons who have access to that information.

Operations

Production Process for Non-discretionary Replacement Parts. The majority of our products are remanufactured at our facilities in Mexico, Malaysia, Canada, and India. We continue to maintain production of certain remanufactured units that require specialized service and/or rapid turnaround in our U.S. facilities. Our remanufacturing process begins with the receipt of Used Cores from our customers or core brokers. The Used Cores are evaluated for inventory control purposes and then sorted by part number. Each Used Core is completely disassembled into its fundamental components. The components are cleaned in an environmentally sound process that employs customized equipment and cleaning materials in accordance with the required specifications of the particular component. All components known to be subject to major wear and those components determined not to be reusable or repairable are replaced by new components. Non-salvageable components of the Used Core are sold as scrap.

After the cleaning process is complete, the salvageable components of the Used Core are inspected and tested as prescribed by our IATF 16949 and ISO 9001:2015 approved quality programs, which have been implemented throughout the production processes. IATF 16949 and ISO 9001:2015 are internationally recognized, world class, quality programs. Upon passage of all tests, which are monitored by designated quality control personnel, all the component parts are assembled in a work cell into a finished product. Inspection and testing are conducted at multiple stages of the remanufacturing process, and each finished product is inspected and tested on equipment designed to simulate performance under operating conditions. To maximize remanufacturing efficiency, we store component parts ready for assembly in our production facilities.

Our remanufacturing processes combine product families with similar configurations into dedicated factory work cells. This remanufacturing process, known as “lean manufacturing,” eliminated a large number of inventory moves and the need to track inventory movement through the remanufacturing process. This lean manufacturing process has been fully implemented at our existing production facilities and we expect to implement this process at our recently acquired facilities. This manufacturing enables us to significantly reduce the time it takes to produce a finished product. We continue to explore opportunities for improving efficiencies in our remanufacturing process.

Production Process for Diagnostic Equipment. Our diagnostic systems are primarily engineered and manufactured in Canada. Our facility in Canada is certified under ISO 9001:2015 quality management system, which mandates that we foster continuous improvement to our manufacturing processes. Materials for custom systems are purchased in a “just-in-time” environment while materials for standard systems are purchased in economic quantities. All materials and components are inspected and tested when required. Certain components require certificates of compliance or test results from our vendors prior to shipping to us. Our manufacturing process combines skilled labor from certified and licensed technicians with raw materials, manufactured components, purchased components, and purchased capital components to complete a diagnostic system. All diagnostic systems are inspected and tested per our quality control program, which has been approved by the ISO 9001:2015 quality management system.

Our facility in New York, U.S., manufactures test systems using purchased electronic and custom components that are primarily assembled at this facility. While some circuit card assemblies are handled by outside subcontractors, most of the assemblies are manufactured in-house along with the fabrication of electronic subassemblies. Quality control and testing is completed on these subassemblies prior to their final installation into the overall equipment rack that includes mechanical, electrical and plumbing operations. Final inspection and acceptance testing are performed to predefined procedures prior to the equipment being packaged in a crate for shipment.

Used Cores. The majority of our Used Cores are obtained from customers through the core exchange program. To supplement Used Cores received from our customers we purchase Used Cores from core brokers. Although this is not a primary source of Used Cores, it is a critical source for meeting our raw material demands. Remanufacturing consumes, on average, more than one Used Core for each remanufactured unit produced since not all Used Cores are reusable. The yield rates depend upon both the product and customer specifications.

We recycle materials, including metal from the Used Cores and corrugated packaging, in keeping with our focus of positively impacting the environment.

Purchased Finished Goods. In addition to our remanufactured goods, we also purchase finished goods from various suppliers, including several located in Asia. We perform supplier qualification, product inspection and testing according to our IATF 16949 or ISO 9001:2015 certified quality systems to assure product quality levels. We also perform periodic site audits of our suppliers’ manufacturing facilities.

Employees

We employed 3,868 full-time global employees as of March 31, 2019. We use independent contractors and temporary employees to supplement our workforce as needed. A union represents 2,872 of the employees at our Mexico facilities. All other employees are non-union. We consider our relations with our employees to be satisfactory.

Governmental Regulation

Our operations are subject to various regulations governing, among other things, emissions to air, discharge to waters, and the generation, handling, storage, transportation, treatment and disposal of waste and other materials. We believe that our businesses, operations and facilities have been and are being operated in compliance in all material respects with applicable environmental and health and safety laws and regulations, many of which provide for substantial fines and criminal sanctions for violations. Potentially significant expenditures, however, could be required in order to comply with evolving environmental and health and safety laws, regulations or requirements that may be adopted or imposed in the future.

Access to Public Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. Our SEC filings are available free of charge to the public over the Internet at the SEC’s website at www.sec.gov. Our SEC filings are also available free of charge on our website www.motorcarparts.com. The information contained on the websites referenced in this Form 10-K is not incorporated by reference into this filing. Further, our references to website URLs are intended to be inactive textual references only.

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

Our net sales are concentrated among a small number of large customers. Sales to our three largest customers in the aggregate represented 83%, and sales to our largest customer represented 38% of our net sales during fiscal 2019. We are under ongoing pressure from our major customers to offer lower prices, extended payment terms, increased marketing and other allowances and other terms more favorable to these customers because our sales to these customers are concentrated, and the market in which we operate is very competitive. These customer demands have put continued pressure on our operating margins and profitability, resulted in periodic contract renegotiation to provide more favorable prices and terms to these customers and significantly increased our working capital needs. In addition, this customer concentration leaves us vulnerable to any adverse change in the financial condition of these customers. Changes in terms with, significant allowances for and collections from these customers could affect our operating results and cash flows. The loss of or a significant decline in sales to any of these customers could adversely affect our business, results of operations, and financial condition.

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

While we believe that we are well positioned in our industries, these markets are very competitive. In addition, other overseas competitors, particularly those located in China, are increasing their operations and could become a significant competitive force in the future. We may not be successful competing against other companies, some of which are larger than us and have greater financial and other resources at their disposal. Increased competition could put additional pressure on us to reduce prices or take other actions, which may have an adverse effect on our operating results. We may also lose significant customers or lines of business to competitors.

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

We are exposed to market risk from material movements in foreign exchange rates between the U.S. dollar and the currencies of the foreign countries in which we operate. In fiscal 2019, approximately 16% of our total expenses were in currencies other than the U.S. dollar. As a result of our extensive operations in Mexico, our primary risk relates to changes in the rates between the U.S. dollar and the Mexican peso. To mitigate this currency risk, we enter into forward foreign exchange contracts to exchange U.S. dollars for Mexican pesos. We also enter into forward foreign exchange contracts to exchange U.S. dollars for Chinese yuan in order to mitigate risk related to our purchases and payments to our Chinese vendors. The extent to which we use forward foreign exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in the exchange rates. We do not engage in currency speculation or hold or issue financial instruments for trading purposes. These contracts generally expire in a year or less. Any change in the fair value of foreign exchange contracts is accounted for as an increase or decrease to general and administrative expenses in current period earnings.

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

A significant portion of automotive parts and components we use in our remanufacturing process are imported from suppliers located outside the U.S., including various countries in Asia. As a result, we are subject to various risks of doing business in foreign markets and importing products from abroad, such as:

•	significant delays in the delivery of cargo due to port security considerations;
•	imposition of duties, taxes, tariffs or other charges on imports;
•	imposition of new legislation relating to import quotas or other restrictions that may limit the quantity of our product that may be imported into the U.S. from countries or regions where we do business;
•	financial or political instability in any of the countries in which our product is manufactured;
•	potential recalls or cancellations of orders for any product that does not meet our quality standards;
•	disruption of imports by labor disputes or strikes and local business practices;
•	political or military conflict involving the U.S., which could cause a delay in the transportation of our products and an increase in transportation costs;
•	heightened terrorism security concerns, which could subject imported goods to additional, more frequent or more thorough inspections, leading to delays in deliveries or impoundment of goods for extended periods;
•	natural disasters, disease epidemics and health related concerns, which could result in closed factories, reduced workforces, scarcity of raw materials and scrutiny or embargoing of goods produced in infected areas;

•	inability of our non-U.S. suppliers to obtain adequate credit or access liquidity to finance their operations; and
•	our ability to enforce any agreements with our foreign suppliers.

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

Products manufactured overseas and imported into the U.S. and other countries are subject to import restrictions and duties, which could delay their delivery or increase their cost. Following an audit in fiscal 2019, the U.S. Customs and Border Protection stated that it believed that we owed additional duties of approximately $17 million from 2011 through mid-2018 relating to products that we imported from Mexico. We do not believe that this amount is correct and believe that we have numerous defenses and intend to dispute this amount vigorously. We cannot assure you that the U.S. Customs and Border Protection will agree or that we will not need to accrue or pay additional amounts in the future.

Changes in trade policy and other factors beyond our control could materially adversely affect our business.

A significant portion of our inventory is manufactured in and distributed from Mexico. In November 2018, the U.S., Mexico and Canada signed the United States-Mexico-Canada Agreement (the “USMCA”), which is designed to overhaul and update the North American Free Trade Agreement (“NAFTA”). The USMCA still requires ratification by legislative bodies in all three countries before it can take effect. If the USMCA is not ratified and the U.S. were to withdraw from NAFTA, or if the U.S. were to withdraw from or materially modify other international trade agreements, certain foreign-sourced goods that we sell may no longer be available at commercially attractive prices or at all, resulting in a material adverse effect on us. Continued diminished trade relations between the U.S. and other countries, as well as the continued escalation of tariffs, could have a material adverse effect on us. Additionally, other factors beyond our control may increase the cost of items we purchase or create shortages of these items, which in turn could have a material adverse effect on us.

Possible new tariffs that might be imposed by the United States government could have a material adverse effect on our results of operations.

Changes in U.S. and foreign governments’ trade policies have resulted in, and may continue to result in, tariffs on imports into and exports from the U.S. Throughout 2018, the U.S. imposed tariffs on imports from several countries, including China. Recently, the United States government announced that it will raise tariffs from 10% to 25% on $200 billion worth of imports from China. China has already imposed tariffs on a wide range of American products in retaliation for new tariffs on steel and aluminum. Additional tariffs could be imposed by China in response to the proposal to increase tariffs on products imported from China. There is also a concern that the imposition of additional tariffs by the United States could result in the adoption of additional tariffs by other countries as well. Any resulting escalation of trade tensions could have a significant, adverse effect on world trade and the world economy. While it is too early to predict whether or how the recently enacted tariffs will impact our business, the imposition of tariffs on items imported by us from China would increase our expenses and could require us to increase prices to our customers or, if unable to do so, result in lowering our gross margin on products sold.

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

Cyber-attacks or other breaches of network or information technology security may cause equipment failure or disruption to our operations. Such attacks, which include the use of malware, computer viruses and other means for disruption or unauthorized access, on companies have increased in frequency, scope and potential harm in recent years. While, to the best of our knowledge, we have not been subject to cyber-attacks or to other cyber incidents which, individually or in the aggregate, have been material to our operations or financial conditions, the preventive actions we take to reduce the risk of cyber incidents and protect our information technology and networks may be insufficient to repel a major cyber-attack in the future. To the extent that any disruption or security breach results in a loss or damage to our data or unauthorized disclosure of confidential information, it could cause significant damage to our reputation, affect our relationship with our customers, suppliers and employees, and lead to claims against us and ultimately harm our business. Additionally, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future. While we maintain specific cyber insurance coverage, which may apply in the event of various breach scenarios, the amount of coverage may not be adequate in any particular case. Furthermore, because cyber threat scenarios are inherently difficult to predict and can take many forms, some breaches may not be covered under our cyber insurance coverage.

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

The products we manufacture or contract to manufacture contain small quantities of Tin and Gold. We manufacture or contract to manufacture one product with small quantities of Tantalum. For the reporting year ending December 31, 2018, 100% of applicable suppliers responded to our request for information on sourcing of their “conflict minerals.” This inquiry yielded 188 smelters, refiners, or metal processing facilities for these minerals that are, or could be, in our supply chain. Of these, 95% were validated as conflict-free, per publicly available information on the Conflict Free Sourcing Initiative website. For the majority of the remaining entities reported to us, there is insufficient data for the industry to determine the source of materials for their smelters.

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

Any weakness in the credit markets could result in significant constraints on liquidity and availability of borrowing terms from lenders and accounts payable terms with vendors. Modest economic growth in most major industrial countries in the world and uncertain prospects for continued growth threaten to cause tightening of the credit markets, more stringent lending standards and terms, and higher interest rates. The persistence of these conditions could have a material adverse effect on our borrowings and the availability, terms and cost of such borrowings. In addition, deterioration in the U.S. economy could materially and adversely impact our operating results.

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

Our material weakness, and any future failure to maintain effective internal control over financial reporting, may affect our ability to accurately report our financial results and could materially and adversely affect the market price of our common stock.

Under the Sarbanes-Oxley Act, we must maintain effective disclosure controls and procedures and internal control over financial reporting, which requires significant resources and management oversight. Effective internal and disclosure controls are necessary for us to provide reliable financial reports and effectively prevent fraud and to operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. As part of our ongoing monitoring of internal controls, we determined that we had a material weakness in our internal controls as of March 31, 2019 and have developed a plan to remediate, but cannot assure you that we will be successful. We cannot assure you that our internal control over financial reporting will be effective in the future or that other material weakness will not be discovered in the future. Any failure to maintain effective controls or timely effect any necessary improvement of our internal and disclosure controls could harm operating results or cause us to fail to meet our reporting obligations, which could affect our ability to remain listed with the NASDAQ Global Select Market or subject us to adverse regulatory consequences. Ineffective internal and disclosure controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our stock.

Uncertainties in the interpretation and application of the 2017 Tax Cuts and Jobs Act could materially affect our tax obligations and effective tax rate.

On December 22, 2017, the U.S. enacted comprehensive tax legislation, commonly referred to as the Tax Cuts and Jobs Act (the “Act”). The Act has significantly changed the U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes are effective immediately, without any transition periods or grandfathering for existing transactions. The Act is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could lessen or increase certain adverse impacts of the Act. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

The following sets forth the location, type of facility, square footage and ownership interest in each of our material facilities.

Location	Type of Facility	Approx. Square Feet	Leased or Owned	Expiration
Torrance, CA	Remanufacturing, Warehouse, Administrative, and Office	231,000	Leased	March 2022
Tijuana, Mexico	Remanufacturing, Warehouse, and Office	312,000	Leased	August 2033
Tijuana, Mexico(1)	Distribution Center and Office	410,000	Leased	December 2032
Ontario, Canada	Remanufacturing, Warehouse, and Office	157,000	Leased	May 2020
Ontario, Canada	Manufacturing, Warehouse, and Office	35,000	Leased	December 2022
Singapore & Malaysia	Remanufacturing, Warehouse, and Office	85,000	Leased	Various through August 2022
Shanghai, China	Warehouse and Office	27,000	Leased	March 2021
(1)	In addition to our current 410,000 square foot distribution center and office building, we have entered into two additional new buildings leases for 199,000 and 173,000 square feet in Tijuana, Mexico that will be used for remanufacturing and other related activities. We expect these buildings to be completed during the first half of fiscal 2021. The leases for these two new buildings have the same terms as our existing 410,000 square foot building in Tijuana, Mexico. Our contractual obligations table includes expected lease payments in connection with these leases.

We believe the above mentioned facilities are sufficient to satisfy our current and foreseeable operations.

Item 3.	Legal Proceedings

We are subject to various lawsuits and claims in the normal course of business. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding our business. Following an audit in fiscal 2019, the U.S. Customs and Border Protection stated that it believed that we owed additional duties of approximately $17 million from 2011 through mid-2018 relating to products that we imported from Mexico. We do not believe that this amount is correct and believe that we have numerous defenses and intend to dispute this amount vigorously. We cannot assure you that the U.S. Customs and Border Protection will agree or that we will not need to accrue or pay additional amounts in the future.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol MPAA. As of June 19, 2019, there were 18,819,792 shares of common stock outstanding held by 12 holders of record.

Purchases of Equity Securities by the Issuer

Share repurchase activity during the fourth quarter of fiscal 2019 was as follows:

Periods	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2019:
Open market and privately negotiated purchases	—	$—	—	$21,308,000
February 1 - February 28, 2019:
Open market and privately negotiated purchases	—	$—	—	21,308,000
March 1 - March 31, 2019:
Open market and privately negotiated purchases	—	$—	—	21,308,000
Total	0		0	$21,308,000
(1)	As of March 31, 2019, $15,692,000 of the $37,000,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in our Amended Credit Facility. We retired the 675,561 shares repurchased under this program through March 31, 2019. On August 6, 2018, our board of directors increased the share repurchase program authorization from $20,000,000 to $37,000,000 of our common stock. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Equity Compensation Plan Information

The following summarizes our equity compensation plans as of March 31, 2019:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options warrants and rights (b)		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,580,299	(1)	$17.58	(2)	1,241,812	(3)
Equity compensation plans not approved by security holders	N/A		N/A		N/A
Total	1,580,299		$17.58		1,241,812
(1)	Consists of (i) stock options issued under the 2004 Non-Employee Director Stock Option Plan, (ii) restricted stock units and restricted stock (collectively “RSUs”) and stock options issued under the Third Amended and Restated 2010 Incentive Award Plan (the “2010 Plan”), and (iii) RSUs issued under our 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”).
(2)	The weighted average exercise price does not reflect the shares that will be issued in connection with the settlement of RSUs, since RSUs have no exercise price.
(3)	Consists of shares available for future issuance under our 2010 Plan and 2014 Plan.

Stock Performance Graph

The following graph compares the cumulative return to holders of our common stock for the five years ending March 31, 2019 with the NASDAQ Composite Total Returns Index and the Zacks Retail and Wholesale Auto Parts Index. The comparison assumes $100 was invested at the close of business on March 31, 2014 in our common stock and in each of the comparison groups, and assumes reinvestment of dividends.

Item 6.	Selected Financial Data

The following selected historical consolidated financial information for the periods indicated below has been derived from and should be read in conjunction with our consolidated financial statements and related notes thereto.

Factors affecting the comparability of our Selected Financial Data as follows:

•	During the quarter ended September 30, 2018, we identified and corrected immaterial errors that affected previously issued consolidated financial statements (see Note 2. Impact on Previously Issued Financial Statements for the Correction of an Error) and are presented as “As Revised”.
•	Upon the retrospective adoption of ASC 606 on April 1, 2018 (see Note 4. Revenue Recognition), we further adjusted our “As Revised” consolidated financial statements, which are presented as “As Adjusted”.
•	Prior to the adoption of ASC 606, we reported our core inventory as a long-term asset in our consolidated balance sheets.
•	As a result of our retrospective adoption of new accounting guidance, our deferred tax assets and liabilities were classified as noncurrent in the consolidated balance sheets from March 31, 2016 onward.
•	We acquired certain assets and assumed certain liabilities of (i) OE Plus Limited in May 2015, (ii) Zor Industries USA LLC in July 2016, and (iii) Mechanical Power Conversion, LLC in December 2018. We also completed the acquisitions of all of the equity interests of D&V Electronics Ltd. in July 2017 and Dixie Electric, Ltd. in January 2019.
	Fiscal Years Ended March 31,
Income Statement Data	2019	2018	2017	2016	2015
		(As Adjusted)	(As Adjusted)	(As Revised)	(As Revised)
Net sales	$472,797,000	$427,548,000	$422,058,000	$369,670,000	$313,330,000
Operating income	15,646,000	50,834,000	69,815,000	38,286,000	44,970,000
Net (loss) income	(7,849,000)	19,264,000	38,735,000	10,269,000	18,284,000
Basic net (loss) income per share	$(0.42)	$1.02	$2.08	$0.56	$1.09
Diluted net (loss) income per share	$(0.42)	$0.99	$1.99	$0.54	$1.04
	March 31,
Balance Sheet Data	2019	2018	2017	2016	2015
		(As Adjusted)	(As Revised)	(As Revised)	(As Revised)
Total assets	$632,362,000	$552,427,000	$445,090,000	$425,647,000	$433,737,000
Working capital(1)	73,528,000	90,287,000	(17,710,000)	11,391,000	69,933,000
Revolving loan	110,400,000	54,000,000	11,000,000	7,000,000	—
Term loan	27,872,000	16,981,000	19,999,000	23,047,000	79,222,000
Capital lease obligations	4,508,000	5,084,000	2,512,000	2,608,000	528,000
Other long term liabilities	44,558,000	49,282,000	25,986,000	35,066,000	36,049,000
Shareholders’ equity	$279,755,000	$286,880,000	$257,333,000	$218,257,000	$197,946,000
(1)	Our working capital is calculated as current assets less current liabilities.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management Overview

We have been focused on implementing a multi-pronged platform for growth within the non-discretionary automotive aftermarket for the replacement parts and diagnostic testing industry, through organic growth and acquisitions. Our investments in infrastructure and human resources, including the consolidation of our distribution in Mexico and the significant expansion of manufacturing capacity, are expected to be transformative and scalable. As a result, gross profit and net income have been impacted, and our future performance and opportunities should be considered with these factors in mind.

New products introduced through our growth strategies noted above include: (i) turbochargers through an acquisition in July 2016; (ii) brake power boosters in August 2016; (iii) the design and manufacture of diagnostics systems for alternators, starters, belt-start generators (stop start and hybrid technology), and electric power trains for electric vehicles through an acquisition in July 2017; (iv) the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products for the automotive and aerospace industries through an acquisition in December 2018; and (v) alternators and starters for medium truck, farm, and marine applications through an acquisition in January 2019.

Business Acquisitions

Mechanical Power Conversion, LLC

On December 21, 2018, we completed the acquisition of certain assets and assumption of certain liabilities from Mechanical Power Conversion, LLC (“E&M”), a privately held company operating as E&M Power and engaged in the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products, based in Binghamton, New York. The addition of new products from E&M is expected to drive our revenue potential and increase our product portfolio. Future activity of this business will be recorded via D&V Electronics USA, operating as our registered DBA (Doing Business As) entity. The acquisition was consummated pursuant to an asset purchase agreement for an initial cash purchase price of $4,417,000, plus an additional working capital adjustment of $42,000 paid to the former owners of E&M. In addition, we are contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over the next 2-3 years. The initial fair value of the contingent consideration as of the acquisition date was $3,560,000, determined using a probability weighted method and a Monte Carlo Simulation model (see Note 5. Acquisitions). Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense. During fiscal 2019, we recorded an expense of $290,000 in general and administrative expenses due to the change in the fair value of the contingent consideration liability.

Dixie Electric, Ltd.

On January 9, 2019, we completed the acquisition of all the equity interests of Dixie Electric, Ltd (“Dixie”), a privately held manufacturer and remanufacturer of alternators and starters for automotive aftermarket non-discretionary replacement parts for heavy-duty truck, industrial, marine and agricultural applications, based in Ontario, Canada. The addition of Dixie is expected to expand our heavy duty product portfolio. The initial cash purchase price was $8,049,000, which was reduced by a provisional working capital adjustment of $71,000, was paid to the former owners of Dixie. In addition, we are contingently obligated to make additional payments to the former owners of Dixie up to $1,130,000 over the next 2 years. The preliminary fair value of the contingent consideration as of the acquisition date was $840,000, determined using a Monte Carlo Simulation model (see Note 5. Acquisitions). Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense. During fiscal 2019, we recorded an expense of $31,000 in general and administrative expenses due to the change in the fair value of the contingent consideration liability.

Segment Reporting

Pursuant to the guidance provided under the FASB ASC for segment reporting, we have identified our chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understand how such documents are used by the CODM to make financial and operating decisions. We have determined through this review process that due to recent acquisitions, our business comprises three separate operating segments. Two of the operating segments meet all of the aggregation criteria, and will thus be aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure. Since this immaterial operating segment meets the aggregation criteria of ASC 280, we have combined our operating segments into a single reportable segment.

Critical Accounting Policies

We prepare our consolidated financial statements in accordance with generally accepted accounting principles, or GAAP, in the United States. Our significant accounting policies are discussed in detail below and in Note 3 of the notes to consolidated financial statements.

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

New Accounting Pronouncements Recently Adopted

Revenue Recognition

Effective April 1, 2018, we adopted ASC 606 using the full retrospective transition method. Under this method, we adjusted our revised consolidated financial statements (see Note 2 to the consolidated financial statements). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the entity satisfies a performance obligation. We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for the goods or services we transfer to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, we assess the goods or services promised within each contract and determine those that are distinct performance obligations. See Note 4 to the consolidated financial statements for additional discussion of the adoption of ASC 606 and the impact on our financial statements.

Financial Instruments

In January 2016, the FASB issued guidance that amends the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. We applied the amendments in the new guidance by means of a cumulative-effect adjustment of $746,000, net of tax, to the opening balance of retained earnings on April 1, 2018. Short-term investments are recorded at fair value with $89,000 of unrealized gain recorded as a component of general and administrative expense for the year ended March 31, 2019.

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

Goodwill Impairment

In January 2017, the FASB issued guidance which simplifies the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. The early adoption of this guidance on January 1, 2019 did not have any impact on our consolidated financial statements.

Derivatives and Hedging

In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the guidance allows for early adoption in any interim period after issuance of the update. The early adoption of this guidance on January 1, 2019 did not have any impact on our consolidated financial statements.

Improvements to Nonemployee Share-based Payment Accounting

In June 2018, the FASB issued guidance that expands the scope of ASC 718, Compensation—Stock Compensation (which previously only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The adoption of this guidance on January 1, 2019 did not have any impact on our consolidated financial statements.

Reporting Comprehensive Income

In February 2018, the FASB issued guidance that permits, but does not require, companies to reclassify the stranded tax effects of the Act on items within accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The early adoption of this guidance on January 1, 2019 did not have any impact on our consolidated financial statements.

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

We will adopt this guidance on April 1, 2019 using the additional transition method. We will be electing certain practical expedients permitted under the transition guidance, including the package of practical expedients, which will allow us not to reassess lease classification for leases that commenced prior to the adoption date. We will also be exempting leases with an initial term of 12 months or less from balance sheet recognition and, for all classes of assets, combining non-lease components with lease components.

We anticipate the adoption of this new guidance will result in recognition of additional lease liabilities of approximately $53 million and corresponding right-of-use assets of approximately $51 million, which is net of $2 million in deferred rent currently included in other liabilities in the accompanying consolidated balance sheet, due to our recognition of all operating lease assets and liabilities on the consolidated balance sheet. The adoption of the new guidance will not have a material impact on our rent expense and consolidated statement of cash flows. However, we have material nonfunctional currency leases that could have a material impact on our consolidated statements of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but as the right-of-use asset is a nonmonetary asset measured at historical rate, which is not affected by subsequent changes in the exchange rate.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent ASU issued to clarify certain provisions of the new guidance, changes the impairment model for most financial assets and will require the use of an “expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. We plan to adopt this pronouncement for our fiscal year beginning April 1, 2020. We are currently evaluating the impact this guidance will have on our consolidated financial statements, as well as any impacts on our business processes, systems and internal controls.

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

Inventory

Inventory is comprised of (i) Used Core and component raw materials, (ii) work-in-process, and (iii) remanufactured and purchased finished goods.

Used Core, component raw materials, and purchased finished goods are stated at the lower of average cost or net realizable value.

Work-in-process is in various stages of production and is valued at the average cost of Used Cores and components issued to work orders still open in work-in-process. Historically, work-in-process inventory has not been material compared to the total inventory balance.

The cost of remanufactured finished goods includes the Used Core cost, component raw materials, and allocations of labor and variable and fixed overhead costs. The allocations of labor and variable and fixed overhead costs are based on the actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, we exclude certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead as period costs. Purchased finished goods also include an allocation of fixed overhead costs.

The estimate of net realizable value is subjective and based on our judgment and knowledge of current industry demand and management’s projections of industry demand. The estimates may, therefore, be revised if there are changes in the overall market for our products or market changes that in our judgment, impact our ability to sell or liquidate potentially excess or obsolete inventory. Net realizable value is determined at least quarterly as follows:

•	Net realizable value for Used Cores are determined based on current core purchase prices from core brokers to the extent that core purchases in the trailing twelve-month period are significant. We purchase Used Cores from core brokers to supplement our yield rates and the under return of Used Cores by customers. We also consider the net selling price our customers have agreed to pay for Used Cores that are not returned under our core exchange program to assess whether Used Core cost exceeds Used Core net realization value on a customer by customer basis. The average cost for core buy-backs made from customers are deemed the same as the current recorded value of Used Cores. Any reduction of core value is recorded as cost of goods sold in the period in which the revaluation is identified.
•	We record an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. We periodically review inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon our judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process and an increase in core inventory on hand during fiscal 2019, we have recorded reserves for excess and obsolete inventory of $11,899,000 and $6,682,000 at March 31, 2019 and 2018, respectively.

We record vendor discounts as a reduction of inventories and are recognized as a reduction to cost of sales as the inventories are sold.

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

Contract Assets

Contract assets consists of (i) the core portion of the finished goods shipped to customers, (ii) upfront payments to customers in connection with customer contracts, (iii) core premiums paid to customers, and (iv) long-term core inventory deposits.

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. These assets are valued at the lower of cost or net realizable value of Used Cores on hand (See Inventory caption above). For these Remanufactured Cores, we expect the finished good containing the Remanufactured Core to be returned under our general right of return policy or a similar Used Core to be returned to us by the customer, under our core exchange program in each case, for credit. The Remanufactured Core portion of stock adjustment returns and the Used Cores returned by consumers to our customers but not yet returned to us are classified as short-term contract assets until we physically receive them during our normal operating cycle, which is generally one year.

Upfront payments to customers represent the marketing allowances, such as sign-on bonuses, slotting fees, and promotional allowances provided to our customers. These allowances are recognized as an asset and amortized over the appropriate period of time as a reduction of revenue if we expect to generate future revenues associated with the upfront payment. If we do not expect to generate additional revenue, then the upfront payment is recognized in the consolidated statements of operations when payment occurs as a reduction of revenue. Upfront payments expected to be amortized during our normal operating cycle, which is generally one year, are classified as short-term contract assets.

Core premiums paid to customers represent the difference between the Remanufactured Core acquisition price purchased from customers generally in connection with new business, and the related Used Core cost, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. We consider, among other things, the length of our largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. These core premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Core premiums are recorded as long-term contract assets. Core premiums expected to be amortized within our normal operating cycle, which is generally one year, are classified as short-term contract assets.

Long-term core inventory deposits represent the cost of Remanufactured Cores we have purchased from customers, which are held by the customers and remain on the customers’ premises. The costs of these Remanufactured Cores were established at the time of the transaction based on the then current cost. The selling value of these Remanufactured Cores was established based on agreed upon amounts with these customers. We expect to realize the selling value and the related cost of these Remanufactured Cores should our relationship with a customer end, a possibility that we consider remote based on existing long-term customer agreements and historical experience.

Revenue Recognition

Through our agreements with customers, we have a single performance obligation, to fulfill customer orders for automotive goods. Revenue is recognized when obligations under the terms of a contract with our customers are satisfied; generally, this occurs with the transfer of control of our manufactured, remanufactured, or distributed products. Revenue is measured as the amount of consideration we expect to receive in exchange for transferring goods or providing services. Revenue is recognized net of all anticipated returns, including Used Core returns under the core exchange program, marketing allowances, volume discounts, and other forms of variable consideration.

For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized on the date of delivery.

Bill and hold shipments are shipped out to the customer as ex-works; in which the customer makes arrangements and is responsible for their shipping cost. No freight or shipping costs are accrued for revenue under the terms of shipments made as ex-works.

We have a single performance obligation; however, the price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit value. The unit value is recorded as revenue based on our then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as a net revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgement and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange program (as described in further detail below). The number of Used Cores sent back under the core exchange program is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

Revenue Recognition — Core Exchange Program

Full price Remanufactured Cores: When remanufactured products are shipped, certain customers are invoiced for the Remanufactured Core value of the product at the full Remanufactured Core sales price. For these Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange program. The remainder of the full price Remanufactured Core value invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as we expect these Remanufactured Cores to be returned for credit under our core exchange program.

Nominal price Remanufactured Cores: Certain other customers are invoiced for the Remanufactured Core value of the product shipped at a nominal (generally $0.01 or less) Remanufactured Core price. For these nominal Remanufactured Cores, revenue is only recognized based upon an estimate of the rate at which these customers will pay cash for Remanufactured Cores in lieu of sending back similar Used Cores for credits under the core exchange program. Revenue amounts are calculated based on contractually agreed upon pricing for these Remanufactured Cores for which the customers are not returning similar Used Cores. The remainder of the nominal price Remanufactured Core value invoiced to these customers is established as a long-term contract liability rather than being recognized as revenue in the period the products are shipped as we expect these Remanufactured Cores to be returned for credit under our core exchange program.

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

Shipping Costs

We include shipping and handling charges in the gross invoice price to customers and classify the total amount as revenue. All shipping and handling costs are expensed as cost of sales.

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

Accrued core payments represent the sales price of Remanufactured Cores purchased from customers, generally in connection with new business, which are held by these customers and remain on their premises. The sales price of these Remanufactured Cores will be realized when our relationship with a customer ends, a possibility that we consider remote based on existing long-term customer agreements and historical experience. The payments to be made to customers for purchases of Remanufactured Cores within our normal operating cycle, which is generally one year, are considered short-term contract liabilities.

Customer core returns accruals represent the full and nominally priced Remanufactured Cores shipped to our customers. When we ship product, we recognize an obligation to accept a similar Used Core sent back under the core exchange program based upon the Remanufactured Core price agreed upon by us and our customer. The contract liability related to Used Cores returned by consumers to our customers but not yet returned to us are classified as short-term contract liabilities until we physically receive these Used Cores as they are expected to be returned during our normal operating cycle, which is generally one year.

Customer deposits represent the receipt of prepayments from customers for the obligation to transfer goods or services in the future. We classify these customer deposits as short-term contract liabilities as we expect to satisfy these obligations within our normal operating cycle, which generally one year.

Customer Finished Goods Returns Accrual

The customer finished goods returns accrual represents our estimate of our exposure to customer returns, including warranty returns, under our general right of return policy to allow customers to return items that their end user customers have returned to them and from time to time, stock adjustment returns when the customers’ inventory of certain product lines exceeds the anticipated sales to end-user customers. The customer finished goods returns accrual represents the non-core sales value of the estimated returns and is classified as a current liability due to the expectation that these returns will occur within the normal operating cycle of one year. Our customer finished goods returns accrual was $22,615,000 and $17,805,000 at March 31, 2019 and 2018, respectively.

Goodwill

We evaluate goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. We have concluded that there is one reporting unit and therefore, test goodwill for impairment at the entity level. In testing for goodwill impairment, we may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If our qualitative assessment indicates that goodwill impairment is more likely than not, we will proceed with performing the quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value an impairment loss will be recognized for the amount by which the carrying value exceeds its fair value; however, the loss recognized shall not exceed the total amount of goodwill allocated to that reporting unit. We completed the required annual testing of goodwill for impairment during the fourth quarter of the year ended March 31, 2019, and determined through the qualitative assessment that our goodwill of $3,205,000 was not impaired.

Intangible Assets

Our intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. We analyze our finite-lived intangible assets for impairment when and if indicators of impairment exist. At March 31, 2019, our net intangible assets were $8,431,000, and there were no indicators of impairment.

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

The primary components of income tax expense were (i) foreign income taxed at rates that are different from the federal statutory rate, (ii) change in realizability of deferred tax items, (iii) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), (iv) income taxes associated with uncertain tax positions, (v) the change in the blended state rate, and (vi) the excess tax benefit relating to share-based compensation.

Realization of deferred tax assets is dependent upon our ability to generate sufficient future taxable income. Significant judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We make these estimates and judgments about our future taxable income that are based on assumptions that are consistent with our future plans. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence. Deferred tax assets arising primarily as a result of net operating loss carry-forwards and research and development credits in connection with our recent acquisitions have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Should the actual amount differ from our estimate, the amount of our valuation allowance could be impacted.

We have made an accounting policy election to recognize the U.S. tax effects of global intangible low-taxed income as a component of income tax expense in the period the tax arises.

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

Share-based Payments

In accounting for share-based compensation awards, we follow the accounting guidance for equity-based compensation, which requires that we measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The cost associated with stock options is estimated using the Black-Scholes option-pricing model. The cost associated with restricted stock units and restricted stock is measured based on the number of shares subject to such grant and the closing price of our common stock on the grant date, subject to continued employment. The cost of equity instruments is recognized in the consolidated statements of operations on a straight-line basis over the period during which an employee is required to provide service in exchange for the award. In addition, we account for forfeitures as they occur. Our share-based compensation expense was $5,564,000 in fiscal 2019, $3,766,000 in fiscal 2018, and $3,383,000 in fiscal 2017.

Results of Operations

The following discussion and analysis should be read together with the financial statements and notes thereto appearing elsewhere herein. The following tables that are labeled “As Adjusted” reflect the retrospective impact of adoption of ASC 606 and the immaterial error corrections in previous year’s financial statements.

The following summarizes certain key operating data for the periods indicated:

	Fiscal Years Ended March 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Gross profit percentage	18.9%	25.0%	27.7%
Cash flow used in operations	$(40,328,000)	$(13,944,000)	$(5,269,000)
Finished goods turnover(1)	3.3	3.9	4.3
(1)	Finished goods turnover is calculated by dividing the cost of goods sold for the year by the average between beginning and ending finished goods inventory values, for each fiscal year. We believe that this provides a useful measure of our ability to turn our inventory into revenues.

Fiscal 2019 Compared with Fiscal 2018

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2019	2018
		(As Adjusted)
Net sales	$472,797,000	$427,548,000
Cost of goods sold	383,623,000	320,515,000
Gross profit	89,174,000	107,033,000
Gross profit percentage	18.9%	25.0%

Net Sales. Our net sales for fiscal 2019 increased by $45,249,000, or 10.6%, to $472,797,000 compared with net sales for fiscal 2018 of $427,548,000, reflecting strong growth in market share for our rotating electrical products. In addition, our net sales were positively impacted by sales of diagnostic equipment, which benefitted from our acquisitions of D&V Electronics. We achieved record sales despite significant customer allowances related to new business and increased stock adjustment accruals, which were a reduction of our recognized sales (as discussed below in the Gross Profit paragraph).

Sales mix for fiscal 2019 compared with 2018 for rotating electrical products represented 78.9% versus 78.2%; wheel hubs, 15.7% versus 16.9%; brake master cylinders, 1.7% versus 2.2%; and other products, 3.8% versus 2.7%.

Gross Profit. Our gross profit percentage was 18.9% for fiscal 2019 compared with 25.0% for fiscal 2018. Gross profit for fiscal 2019 was impacted by (i) transition expenses of $8,178,000 in connection with the expansion of our operations in Mexico, which began in late fiscal 2018, (ii) $6,042,000 of customer allowances and stock adjustment costs related to new business and product line expansion, (iii) $4,127,000 of amortization of core buy-back premiums paid to customers related to new business, (iv) net tariff costs of $1,526,000 paid for products sold before these expenses were passed-through to customers, (v) core sales of $7,753,000, less related cost of goods sold of $7,750,000, and a fixed allowance cost of $767,000 in connection with the cancellation of a customer contract, and (vi) a cost of goods sold impact of $104,000 for inventory step-up in connection with our December 2018 acquisition of E&M. In addition, gross margins were impacted by several factors including higher freight and wage costs, higher costs related to development and testing of our new diagnostic equipment product line, overtime and other costs related to ramping up for new business, and other strategic initiatives for growth.

Gross profit for fiscal 2018 was impacted by (i) $5,303,000 for customer allowances and initial return and stock adjustment accruals related to new business, (ii) $3,588,000 of amortization of core buy-back premiums paid to customers related to new business, and (iii) transition expenses of $1,831,000 in connection with the expansion of our operations in Mexico, and (iv) a cost of goods sold impact of $269,000 for inventory step-up in connection with our July 2017 acquisition of D&V.

In addition, our gross profit was further impacted by the non-cash quarterly revaluation write-down of $18,843,000 for fiscal 2019 and $9,091,000 for fiscal 2018 for remanufactured cores held at customers’ locations, which are included in contract assets. Core costs are dictated by supply and demand for cores in the core broker market.

Operating Expenses

The following summarizes operating expenses:

	Fiscal Years Ended March 31,
	2019	2018
		(As Adjusted)
General and administrative	$45,972,000	$35,477,000
Sales and marketing	19,542,000	15,030,000
Research and development	8,014,000	5,692,000
Percent of net sales
General and administrative	9.7%	8.3%
Sales and marketing	4.1%	3.5%
Research and development	1.7%	1.3%

General and Administrative. Our general and administrative expenses for fiscal 2019 were $45,972,000, which represents an increase of $10,495,000, or 29.6%, from general and administrative expenses for fiscal 2018 of $35,477,000. This increase was primarily due to (i) $1,798,000 of increased share-based compensation expense, (ii) a loss of $972,000 recorded during fiscal 2019 due to the change in the fair value of the forward foreign currency exchange contracts compared with a gain of $752,000 recorded during fiscal 2018, (iii) $1,493,000 of increased general and administrative expenses primarily at our Mexico location to support our growth initiatives, (iv) $1,324,000 of increased professional services primarily due to increased audit fees, costs incurred in connection with the revision of our previously issued financial statements, and for the adoption of ASC 842, (v) $989,000 of increased general and administrative expenses attributable to our July 2017 acquisition of D&V due to the full-year impact of the acquisition and increased amortization of intangible assets, (vi) $878,000 of increased depreciation, (vii) $931,000 of acquisition costs, (viii) $852,000 in general and administrative expenses for our fiscal 2019 acquisitions, and (ix) $739,000 of net increases in general and administrative expenses due primarily to fluctuations in Asian foreign currency exchange rates. During fiscal 2018, a gain of $2,313,000 was recorded in general and administrative expenses due to the change in the fair value of the warrant liability. The warrants were exercised on September 8, 2017. The increase in general and administrative expense was partially offset by a $2,581,000 decrease in bonus expense.

Sales and Marketing. Our sales and marketing expenses for fiscal 2019 increased $4,512,000, or 30.0%, to $19,542,000 from $15,030,000 for fiscal 2018. The increase was due primarily to (i) $1,143,000 of increased commissions due to increased sales, (ii) $833,000 of increased marketing expenses related to product changeovers in connection with new business, (iii) $815,000 of increased sales and marketing expenses attributable to our July 2017 acquisition of D&V due to the full-year impact of the acquisition and increased personnel, (iv) $514,000 of increased trade show expenses, (v) $448,000 for personnel to support our growth initiatives, (vi) $486,000 in sales and marketing expenses for our fiscal 2019 acquisitions, and (vii) $209,000 of increased advertising expense.

Research and Development. Our research and development expenses increased by $2,322,000, or 40.8%, to $8,014,000 for fiscal 2019 from $5,692,000 for fiscal 2018. The increase was due primarily to (i) $1,180,000 for personnel to support our new product growth initiatives, (ii) $550,000 of increased supplies, (iii) $207,000 of increased research and development expenses attributable to our July 2017 acquisition of D&V due to the full-year impact of the acquisition and increased personnel, (iv) $221,000 of research and development expenses for our fiscal 2019 acquisitions, (v) $81,000 of increased travel, and (vi) $58,000 of increased outside services.

Interest Expense

Interest Expense, net. Our interest expense, net for fiscal 2019 increased $7,782,000, or 50.4%, to $23,227,000 from $15,445,000 for fiscal 2018. The increase in interest expense was due primarily to (i) an increase in the utilization of and higher interest rates on our accounts receivable discount programs, (ii) increased average outstanding borrowings as we build our inventory levels to support anticipated higher sales, (iii) the write-off of $303,000 of previously capitalized debt issuance costs in connection with the amendment to our credit facility, and (iv) higher interest rates on our average outstanding borrowings under our credit facility.

Provision for Income Taxes

Income Tax. We recorded an income tax expense of $268,000, or a negative effective tax rate of 3.5%, for fiscal 2019, which was impacted by the statute lapses for various uncertain tax positions and return to provision adjustments, and finalization of provisional estimates under Staff Accounting Bulletin (“SAB”) 118. We recorded income tax expense, as adjusted, for fiscal 2018 of $16,125,000, or an effective tax rate of 45.6%, which was significantly impacted by the enactment of the Act on December 22, 2017. In addition, the effective tax rate for each year was impacted by valuation allowances recorded in connection with our recent acquisitions.

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

As the measurement under SAB 118 ended during fiscal 2019, we completed our accounting analysis of the cumulative foreign earnings, transitional tax liability, and non-cash tax charge for deferred revaluation under the Act. Fiscal 2019 included a reduction of $50,000 to the provisional transition tax amount and a $102,000 increase to non-cash charge due to the revaluation of deferred tax assets and liabilities previously reported under SAB 118. Additionally, our U.S. tax return for the period ended March 31, 2018 was filed and any changes to the tax positions for temporary differences compared with the estimates used resulted in an adjustment of the estimated tax expense recorded as of March 31, 2018. Despite the completion of our accounting for the Act under SAB 118, many aspects of the law remain unclear and we expect ongoing guidance to be issued at both the federal and state levels. We will continue to monitor and assess the impact of any new developments.

Fiscal 2018 Compared with Fiscal 2017

Net Sales and Gross Profit

The following summarizes net sales and gross profit:

	Fiscal Years Ended March 31,
	2018	2017
	(As Adjusted)	(As Adjusted)
Net sales	$427,548,000	$422,058,000
Cost of goods sold	320,515,000	305,168,000
Gross profit	107,033,000	116,890,000
Gross profit percentage	25.0%	27.7%

Net Sales. Our net sales for fiscal 2018, increased by $5,490,000, or 1.3%, to $427,548,000 compared with net sales for fiscal 2017, of $422,058,000. Our prior year net sales were positively impacted by $9,261,000 due to the change in our estimate for anticipated stock adjustment returns. The increase in our fiscal 2018 net sales was primarily due to growth in sales of our rotating electrical products and brake booster products, in addition to sales of diagnostic equipment as a result of our July 2017 acquisition. Our net sales were further impacted by certain customer allowances as discussed below in Gross Profit paragraph.

Sales mix for fiscal 2018 compared with 2017 for rotating electrical products represented 78.2% versus 78.6%, wheel hubs, 16.9% versus 18.5%, brake master cylinders, 2.2% versus 2.9%, and other products, 2.7% versus 0%.

Gross Profit. Our gross profit percentage was 25.0% for fiscal 2018 compared with 27.7% for fiscal 2017. Gross profit for fiscal 2018 was impacted by (i) $5,303,000 for customer allowances and initial return and stock adjustment accruals related to new business, (ii) $3,588,000 of amortization of core premiums paid to customers related to new business, and (iii) transition expenses of $1,831,000 in connection with the expansion of our operations in Mexico, and (iv) a cost of goods sold impact of $269,000 for inventory step-up in connection with our July 2017 acquisition of D&V.

Our gross profit for fiscal 2017 was impacted by $7,342,000 for customer allowances and initial return and stock adjustment accruals related to new business, $3,232,000 of amortization of core premiums paid to customers related to new business, and a cost of goods sold impact of $1,457,000 for start-up and ramp-up costs incurred related to our launch of brake power boosters. This decrease was partially offset by a 0.4% increase from the change in estimate relating to stock adjustments.

In addition, our gross profit was further impacted by the non-cash quarterly revaluation write-down of $9,091,000 for fiscal 2018 and $5,788,000 for fiscal 2017 for remanufactured cores held at customers’ locations, which are included in contract assets.

Operating Expenses

The following summarizes operating expenses:

	Fiscal Years Ended March 31,
	2018	2017
	(As Adjusted)	(As Adjusted)
General and administrative	$35,477,000	$31,125,000
Sales and marketing	15,030,000	12,126,000
Research and development	5,692,000	3,824,000
Percent of net sales
General and administrative	8.3%	7.4%
Sales and marketing	3.5%	2.9%
Research and development	1.3%	0.9%

General and Administrative. Our general and administrative expenses for fiscal 2018 were $35,477,000, which represents an increase of $4,352,000, or 14.0%, from general and administrative expenses for fiscal 2017 of $31,125,000. The increase in fiscal 2018 was primarily due to (i) $1,523,000 of increased employee-related expenses to support our growth initiatives, (ii) a gain of $2,313,000 recorded during fiscal 2018 due to the change in the fair value of the warrant liability compared with a gain of $3,764,000 recorded during fiscal 2017, (iii) $1,093,000 of increased general and administrative expenses at our offshore locations due primarily to support our growth initiatives and fluctuations in foreign currency exchange rates, (iv) $913,000 of general and administrative expenses attributable to our July 2017 acquisition, and (v) $285,000 of increased travel. These increases were partially offset by $1,341,000 of decreased legal and other professional services.

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

Provision for Income Taxes

Income Tax. Our income tax expense was $16,125,000, an effective tax rate of 45.6%, and $17,986,000, an effective tax rate of 31.7% during fiscal 2018 and 2017, respectively. On December 22, 2017, the Act was enacted into law, which changed various corporate income tax provisions within the existing Internal Revenue Code. The Act, among other things, lowered the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system and imposing a repatriation tax on deemed repatriated earnings of foreign subsidiaries. As a result, we recorded a one-time non-cash tax charge of $2,709,000 related to the revaluation of deferred tax assets and liabilities and a one-time tax charge of $530,000 due to the transition tax on deemed repatriation of accumulated foreign income, during fiscal 2018.

In addition, the effective tax rate for fiscal 2018 is a blended rate reflecting the estimated benefit of one quarter of the federal tax rate reduction for fiscal 2018.

Liquidity and Capital Resources

Overview

We had working capital (current assets minus current liabilities) of $73,528,000 and $90,287,000, a ratio of current assets to current liabilities of 1.3:1.0 and 1.5:1.0, at March 31, 2019 and 2018, respectively. The decrease in working capital was due primarily to increased borrowing under our credit facility.

We generated cash during fiscal 2019 from the use of receivable discount programs as well as from our credit facility. The cash generated from these activities was used primarily to build our inventory levels to support anticipated higher sales and to purchase shares under our share repurchase program.

In June 2018, we entered into an amended and restated credit facility consisting of a $200,000,000 revolving loan facility and a $30,000,000 term loan facility, maturing in June 2023.

In June 2019, we entered into a second amendment to the amended credit facility which increased our revolving loan facility from $200,000,000 to $238,620,000.

We believe our cash and cash equivalents, short-term investments, use of receivable discount programs, amounts available under our credit facility, and other sources are sufficient to satisfy our expected future working capital needs, repayment of the current portion of our term loans, and lease and capital expenditure obligations over the next 12 months.

Cash Flows

The following summarizes cash flows as reflected in the consolidated statements of cash flows:

	Fiscal Years Ended March 31,
	2019	2018	2017
Cash (used in) provided by:
Operating activities	$(40,328,000)	$(13,944,000)	$(5,269,000)
Investing activities	(22,610,000)	(15,278,000)	(5,683,000)
Financing activities	59,936,000	33,142,000	(1,849,000)
Effect of exchange rates on cash and cash equivalents	(136,000)	100,000	(67,000)
Net (decrease) increase in cash and cash equivalents	$(3,138,000)	$4,020,000	$(12,868,000)
Additional selected cash flow data:
Depreciation and amortization	$7,329,000	$4,508,000	$3,714,000
Capital expenditures	11,149,000	9,933,000	4,929,000

Fiscal 2019 Compared with Fiscal 2018

Net cash used in operating activities was $40,328,000 and $13,944,000 during fiscal 2019 and 2018, respectively. Our operating activities were significantly impacted by our growth initiatives, including our product line expansion. Fiscal 2019 operating activities include (i) expenses incurred in connection with the expansion of our Mexico operations, (ii) the build-up of inventory to support anticipated higher sales, and (iii) payments made to customers of $28,270,000 during fiscal 2019 for core buy-backs made in connection with new business expansion.

Net cash used in investing activities was $22,610,000 and $15,278,000 during fiscal 2019 and 2018, respectively. This change was due primarily to our increased acquisition-related activities and capital expenditures, which was primarily for the purchase of equipment for our current operations and the expansion of our operations in Mexico.

Net cash provided by financing activities was $59,936,000 and $33,142,000 during fiscal 2019 and 2018, respectively. The significant change in our financing activities during fiscal 2019 as compared with fiscal 2018 was due mainly to increased net borrowing under our credit facility.

Fiscal 2018 Compared with Fiscal 2017

Net cash used in operating activities was $13,944,000 and $5,269,000 during fiscal 2018 and 2017, respectively. The significant changes in our operating activities during fiscal 2018 as compared with fiscal 2017 were due primarily to (i) decreased operating results (net income plus net add-back for non-cash transactions in earnings), (ii) increased payments of income taxes, (iii) decreases in accounts receivable and accounts payable during fiscal 2018 compared with increases during fiscal 2017, (iv) the build-up of our inventory to support anticipated higher sales, and (v) increased core purchases, including accrued core payments of $13,816,000 during fiscal 2018.

Net cash used in investing activities was $15,278,000 and $5,683,000 during fiscal 2018 and 2017, respectively. This change was due primarily to our increased capital expenditures and acquisition-related activities.

Net cash provided by financing activities was $33,142,000 during fiscal 2018 compared with net cash used in financing activities of $1,849,000 during fiscal 2017. This change was due mainly to (i) increased net borrowing primarily to build our inventory to support anticipated higher sales, (ii) repurchases of our common stock under our share repurchase program, and (iii) cash received upon exercise of the supplier warrant during fiscal 2018.

Capital Resources

Debt

We were party to a $145,000,000 senior secured financing, (as amended from time to time, the “Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $120,000,000 revolving loan facility, subject to borrowing base restrictions and a $15,000,000 sublimit for letters of credit (the “Revolving Facility”) and (ii) a $25,000,000 term loan facility (the “Term Loans”). The loans under the Credit Facility were scheduled to mature on June 3, 2020. In connection with the Credit Facility, the lenders were granted a security interest in substantially all of our assets. The Credit Facility permitted the payment of up to $15,000,000 of dividends per calendar year, subject to a minimum availability threshold and pro forma compliance with financial covenants. The Term Loans required quarterly principal payments of $781,250. The interest rate on our Term Loans and Revolving Facility was 4.42% and 4.52%, respectively, as of March 31, 2018.

In June 2018, we entered into an amendment and restatement of the Credit Facility (as so amended and restated, the “Amended Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Amended Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Amended Term Loans”). The loans under the Amended Credit Facility mature on June 5, 2023. The Amended Credit Facility permits the payment of up to $20,000,000 of dividends per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Amended Credit Facility, the lenders were granted a security interest in substantially all of our assets. We wrote-off $303,000 of previously capitalized debt issuance costs and capitalized $1,815,000 of new debt issuance costs in connection with the Amended Credit Facility.

The Amended Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Amended Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate was 5.24% on our Amended Term Loans and Amended Revolving Facility as of March 31, 2019.

On November 14, 2018, we entered into the First Amendment to the Amended Credit Facility (the “First Amendment”). The First Amendment, among other things, extended the due date for the quarterly financial statements required to be delivered under the Amended Credit Facility for the quarter ended September 30, 2018.

The Amended Credit Facility, among other things, requires us to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. We were in compliance with all financial covenants as of March 31, 2019.

The following summarizes the financial covenants required under the Credit Facility:

	Calculation as of March 31, 2019	Financial covenants required per the Credit Facility
Maximum senior leverage ratio	2.02	3.00
Minimum fixed charge coverage ratio	1.46	1.10

In addition to other covenants, the Amended Credit Facility places limits on our ability to incur liens, incur additional indebtedness, make loans and investments, engage in mergers and acquisitions, engage in asset sales, redeem or repurchase capital stock, alter the business conducted us and our subsidiaries, transact with affiliates, prepay, redeem or purchase subordinated debt, and amend or otherwise alter debt agreements.

We had $110,400,000 and $54,000,000 outstanding under the revolving facility at March 31, 2019 and 2018, respectively. In addition, $854,000 was reserved for letters of credit at March 31, 2019. At March 31, 2019, after certain adjustments, $88,746,000 was available under the Amended Revolving Facility.

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

The following is a summary of the receivable discount programs:

	Years Ended March 31,
	2019	2018
Receivables discounted	$396,650,000	$357,224,000
Weighted average days	341	340
Weighted average discount rate	4.2%	3.3%
Amount of discount as interest expense	$15,867,000	$11,182,000

Off-Balance Sheet Arrangements

At March 31, 2019, we had no off-balance sheet financing or other arrangements with unconsolidated entities or financial partnerships (such as entities often referred to as structured finance or special purpose entities) established for purposes of facilitating off-balance sheet financing or other debt arrangements or for other contractually narrow or limited purposes.

Multi-year Customer Agreements

We have or are renegotiating long-term agreements with many of our major customers. Under these agreements, which in most cases have initial terms of at least four years, we are designated as the exclusive or primary supplier for specified categories of our products. Because of the very competitive nature of the market and the limited number of customers for these products, our customers have sought and obtained price concessions, significant marketing allowances and more favorable delivery and payment terms in consideration for our designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that we meet ongoing performance standards. Our contracts with our customers expire at various dates through December 2024.

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

Share Repurchase Program

Our board of directors have approved a stock repurchase program of up to $37,000,000 of our common stock. As of March 31, 2019, $15,692,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in our Amended Credit Facility. We retired the 675,561 shares repurchased under this program through March 31, 2019. Our share repurchase program does not obligate us to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

Subsequent Event

On June 4, 2019, we entered into a second amendment to the Amended Credit Facility (the “Second Amendment”). The Second Amendment, among other things, (a) increases the total size of the Amended Revolving Facility to $238,620,000, (b) modifies the fixed charge coverage ratio financial covenant, (c) modifies the definition of “Consolidated EBITDA”, (d) modifies the borrowing base definition to, among other things, include brake-related products as eligible inventory, (e) increases the letter of credit sublimit to $20,000,000, (f) increases the Canadian revolving sublimit and swing line sublimit to $24,000,000, (g) increases the swing line sublimit to $23,862,000, (h) permits up to $5,000,000 of sale and lease-back transactions per fiscal year, (i) increases the permitted amount of certain capital expenditures, (j) increases the permitted amount of operating lease obligations per fiscal year, and (k) increases certain other covenant-related baskets.

Capital Expenditures and Commitments

Our total capital expenditures, including capital leases, were $12,051,000 for fiscal 2019 and $13,411,000 for fiscal 2018. These capital expenditures primarily include the purchase of equipment for our current operations and the expansion of our operations in Mexico. We expect to incur approximately $7,000,000 of capital expenditures for our current operations and approximately $18,000,000 for continued expansion of our operations in Mexico during fiscal 2020. We have used and expect to continue using our working capital and additional capital lease obligations to finance these capital expenditures.

Contractual Obligations

The following summarizes our contractual obligations and other commitments as of March 31, 2019 and the effect such obligations could have on our cash flows in future periods:

	Payments Due by Period
Contractual Obligations	Total	Less than 1 year	2 to 3 years	4 to 5 years	More than 5 years
Capital lease obligations(1)	$4,914,000	$1,755,000	$2,351,000	$808,000	—
Operating lease obligations(2)	102,216,000	7,405,000	16,068,000	13,422,000	$65,321,000
Revolving loan(3)	110,400,000	—	—	110,400,000	—
Term loan(4)	32,666,000	5,251,000	9,642,000	17,773,000	—
Accrued core payment(5)	27,780,000	11,951,000	14,582,000	1,247,000	—
Unrecognized tax benefits(6)	—	—	—	—	—
Other long-term obligations(7)	66,677,000	29,612,000	28,200,000	6,059,000	2,806,000
Total	$344,653,000	$55,974,000	$70,843,000	$149,709,000	$68,127,000
(1)	Capital lease obligations represent amounts due under capital leases for various types of equipment.
(2)	Operating lease obligations represent amounts due for rent under our leases for all our facilities (including two new building leases entered in connection with the expansion of our operations in Mexico), certain equipment, and our Company automobile.
(3)	Our revolving loan obligations are under our current Amended Credit Facility that matures on June 5, 2023. This debt is classified as a short term liability on our balance sheet as we expect to use our working capital to repay the amounts outstanding under our revolving loan.
(4)	Term loan obligations represent the amounts due for principal payments as well as interest payments to be made. Interest payments were calculated based upon the interest rate for our term loan using the LIBOR option at March 31, 2019, which was 5.24%.
(5)	Accrued core payment represents the amounts due for principal of $26,404,000 and interest payments of $1,376,000 to be made in connection with the purchases of Remanufactured Cores from our customers, which are held by these customers and remain on their premises.
(6)	We are unable to reliably estimate the timing of future payments related to uncertain tax position liabilities at March 31, 2019 in the amount of $1,083,000; therefore, this amount has been excluded from the table above. However, future tax payment accruals related to uncertain tax positions are included in our consolidated balance sheets, reduced by the associated federal deduction for state taxes.
(7)	Other long-term obligations represent commitments we have with certain customers to provide marketing allowances in consideration for multi-year customer agreements to provide products over a defined period. We are not obligated to provide these marketing allowances should our business relationships end with these customers.
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our primary market risk relates to changes in interest rates, foreign currency exchange rates, and customer credit. We do not enter into derivatives or other financial instruments for trading or speculative purposes. As our overseas operations expand, our exposure to the risks associated with foreign currency fluctuations will continue to increase.

Interest rate risk

We are exposed to changes in interest rates primarily as a result of our borrowing and receivable discount programs, which have interest costs that vary with interest rate movements. Our credit facility bears interest at variable base rates, plus an applicable margin. At March 31, 2019, our net debt obligations totaled $138,272,000. If interest rates were to increase 1%, our net annual interest expense would have increased by approximately $1,383,000. In addition, for each $10,000,000 of accounts receivable we discount over a period of 180 days, a 1% increase in interest rates would increase our interest expense by $50,000.

Foreign currency risk

We are exposed to foreign currency exchange risk inherent in our anticipated purchases and expenses denominated in currencies other than the U.S. dollar. We transact business in the following foreign currencies; Mexican pesos, Malaysian ringit, Singapore dollar, Chinese yuan, and the Canadian dollar. Our primary currency risks result from fluctuations in the value of the Mexican peso and to a lesser extent the Chinese yuan. To mitigate these risks, we enter into forward foreign currency exchange contracts to exchange U.S. dollars for these foreign currencies. The extent to which we use forward foreign currency exchange contracts is periodically reviewed in light of our estimate of market conditions and the terms and length of anticipated requirements. The use of derivative financial instruments allows us to reduce our exposure to the risk that the eventual net cash outflow resulting from funding the expenses of the foreign operations will be materially affected by changes in exchange rates. These contracts generally expire in a year or less. Any changes in the fair values of our forward foreign currency exchange contracts are reflected in current period earnings. Based upon our forward foreign currency exchange contracts related to these currencies, an increase of 10% in exchange rates at March 31, 2019 would have increased our general and administrative expenses by approximately $2,976,000. During fiscal 2019 and 2018, a loss of $972,000 and a gain of $752,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts subsequent to entering into the contracts.

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

Evaluation of Disclosure Controls and Procedures

Management, with the participation of our Chief Executive Officer (“CEO”), Chief Financial Officer (“CFO”) and Chief Accounting Officer (“CAO”), has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the “Exchange Act,”) as of the end of the period covered by this Annual Report on Form 10-K.

Based on this evaluation, our CEO, CFO and CAO concluded that, as of March 31, 2019, our disclosure controls and procedures were not effective at the reasonable assurance level as a result of the material weakness discussed below.

However, after giving full consideration to this material weakness, and the additional analyses and other procedures that we performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with U.S. GAAP, management has concluded that our consolidated financial statements present fairly, in all material respects, our financial position, results of operations and cash flows for the periods disclosed in conformity with U.S. GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act. Management conducted an assessment of the effectiveness of our internal control over financial reporting based on the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework).

Management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of recently acquired D&V Electronics USA and Dixie Electric, Ltd, which are included in the 2019 consolidated financial statements of the Company and constituted 2% and 2% of total and net assets, respectively, as of March 31, 2019, and 1% and 10% of revenues and net loss, respectively, for the year then ended.

A “material weakness” is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Based on our assessment as of March 31, 2019, management believes that our internal control over financial reporting was not effective due to having insufficient technical resources to properly design and operate internal controls over financial reporting. This was determined based on the aggregation of internal control deficiencies related to the implementation, design, maintenance and operating effectiveness of various transaction level and monitoring controls. These deficiencies largely have arisen during fiscal 2019 because of growth in the Company via recent acquisitions.

The material weakness identified specifically resulted in the following:

(1)	We did not perform a sufficient review of certain accounting policies and lacked oversight of the compliance with those policies which resulted in inconsistent application, inadequate analysis and deficient documentation to support the financial statement presentation and disclosures over certain accounts, including inventory.
(2)	Our lack of sufficient technical accounting resources resulted in a lack of adequate oversight of our subsidiary, D&V Electronics Ltd.’s (“D&V”) process level controls. D&V which develops and manufactures diagnostics systems for alternators, starters, belt-start generators and electric power trains for electric vehicles, was acquired in July 2017 and generated approximately 2% of our revenues for the year ended March 31, 2019. Prior to fiscal year 2019, D&V was not included in assessments of the effectiveness of our internal control over financial reporting as the Securities and Exchange Commission (SEC) rules provide companies up to one year to assess controls at an acquired entity. Accordingly, within the current year, we performed our first comprehensive assessment of the design and effectiveness of internal controls at D&V and determined that D&V did not adequately identify, design and implement appropriate transaction-level controls for certain processes, including D&V’s revenue recognition and inventory accounting processes. As a result of the lack of technical accounting resources, we were unable to remediate the deficiencies at D&V prior to March 31, 2019.

The deficiencies resulted in the recording of immaterial adjustments in the fiscal year ended March 31, 2019.

The effectiveness of our internal control over financial reporting as of March 31, 2019 has been audited by the Company’s independent registered public accounting firm, Ernst & Young LLP. Their assessment is included in the accompanying Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting.

Remediation Plan and Efforts with Respect to the Material Weakness

We have identified and begun to implement several steps, as further described below, designed to remediate the material weakness described in this Item 9A and to enhance our overall control environment. Our remediation plan includes, but is not limited to, the following measures:

1.	Management plans to hire additional finance and accounting personnel with the requisite experience and skill levels, supplemented by third-party technical accounting resources to enable the proper and timely review of accounting analyses and memos in various technical areas.
2.	Management will continue to formalize the assessment and documentation of the Company’s accounting and financial reporting policies and procedures, and enhance controls over the monitoring of compliance with these accounting policies and procedures.
3.	Management will enhance the accounting and internal control training program provided to new and existing subsidiaries. Management will enhance its internal control processes to continuously monitor the subsidiaries’ compliance with and documentation of the Company’s accounting and financial reporting policies and procedures, including internal control over financial reporting.
4.	Management has enhanced and will continue to enhance the risk assessment process and design of internal control over financial reporting at D&V. This includes implementation of compensating controls, enhanced and revised design of existing transaction level and financial reporting controls at D&V, and enhancements in the documentation of transaction-level controls being performed at D&V.

The actions that we are taking are subject to ongoing review by our management, including our CEO, CFO and CAO, as well as Audit Committee oversight. Management expects the remediation plan to extend over multiple financial reporting periods throughout 2020. The material weakness will not be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

Change in Internal Control Over Financial Reporting

Other than described above in this Item 9A, there was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) identified in connection with the evaluation of our internal control performed during the period covered by this report, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Management recognizes that a control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud or error, if any, have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of a simple error or mistake.

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to our Definitive Proxy Statement in connection with our next Annual Meeting of Stockholders (the “Proxy Statement”).

Item 11.	Executive Compensation

The information required by this item is incorporated by reference to the Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules
a.	Documents filed as part of this report:
(1)	Index to Consolidated Financial Statements:
(2)	Schedules.
Schedule II — Valuation and Qualifying Accounts	S-1
(3)	Exhibits:
Number	Description of Exhibit	Method of Filing
3.1	Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form SB-2 declared effective on March 22, 1994 (the “1994 Registration Statement”).

3.2	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 33-97498) declared effective on November 14, 1995 (the “1995 Registration Statement”).

3.3	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.3 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1997.

3.4	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.4 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 1998 (the “1998 Form 10-K”).

3.5	Amendment to Certificate of Incorporation of the Company	Incorporated by reference to Exhibit C to the Company’s proxy statement on Schedule 14A filed with the SEC on November 25, 2003.

3.6	Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on August 24, 2010.

3.7	Certificate of Amendment of the Certificate of Incorporation of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 17, 2014.

3.8	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on June 14, 2016.

3.9	Amendment to the Amended and Restated By-Laws of the Company	Incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on February 22, 2017.

Number	Description of Exhibit	Method of Filing
4.1	2004 Non-Employee Director Stock Option Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A for the 2004 Annual Shareholders Meeting.

4.2	2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on December 15, 2010.

4.3	Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 5, 2013.

4.4	Second Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.5	2014 Non-Employee Director Incentive Award Plan	Incorporated by reference to Appendix B to the Proxy Statement on Schedule 14A filed on March 3, 2014.

4.6	Third Amended and Restated 2010 Incentive Award Plan	Incorporated by reference to Appendix A to the Proxy Statement on Schedule 14A filed on November 20, 2017.

10.1	Amendment to Lease, dated October 3, 1996, by and between the Company and Golkar Enterprises, Ltd. relating to additional property in Torrance, California	Incorporated by reference to Exhibit 10.17 to the December 31, 1996 Form 10-Q.

10.2	Lease Agreement, dated September 19, 1995, by and between Golkar Enterprises, Ltd. and the Company relating to the Company’s facility located in Torrance, California	Incorporated by reference to Exhibit 10.18 to the 1995 Registration Statement.

10.3	Form of Indemnification Agreement for officers and directors	Incorporated by reference to Exhibit 10.25 to the 1997 Registration Statement.

10.4	Second Amendment to Lease, dated March 15, 2002, between Golkar Enterprises, Ltd. and the Company relating to property in Torrance, California	Incorporated by reference to Exhibit 10.44 to the 2003 10-K.

10.5*	Addendum to Vendor Agreement, dated May 8, 2004, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 10.15 to the 2004 10-K.

10.6	Form of Orbian Discount Agreement between the Company and Orbian Corp.	Incorporated by reference to Exhibit 10.17 to the 2004 10-K.

10.7	Form of Standard Industrial/Commercial Multi-Tenant Lease, dated May 25, 2004, between the Company and Golkar Enterprises, Ltd for property located at 530 Maple Avenue, Torrance, California	Incorporated by reference to Exhibit 10.18 to the 2004 10-K.

Number	Description of Exhibit	Method of Filing
10.8	Build to Suit Lease Agreement, dated October 28, 2004, among Motorcar Parts de Mexico, S.A. de CV, the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 2, 2004.

10.9	Amendment No. 3 to Pay-On-Scan Addendum, dated August 22, 2006, between AutoZone Parts, Inc. and the Company	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on August 30, 2006.

10.10*	Amendment No. 1 to Vendor Agreement, dated August 22, 2006, between AutoZone Parts, Inc. and Motorcar Parts of America, Inc.	Incorporated by reference to Exhibit 99.2 to Current Report on Form 8-K filed on August 30, 2006.

10.11	Lease Agreement Amendment, dated October 12, 2006, between the Company and Beatrix Flourie Geoffroy	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on October 20, 2006.

10.12	Third Amendment to Lease Agreement, dated as of November 20, 2006, between Motorcar Parts of America, Inc. and Golkar Enterprises, Ltd.	Incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on November 27, 2006.

10.13	Amended and Restated Employment Agreement, dated as of December 31, 2008, by and between the Company and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed January 7, 2009.

10.14*	Vendor Agreement dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed May 5, 2009.

10.15*	Core Amendment to Vendor Agreement, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed May 5, 2009.

10.16*	Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K/A filed on December 23, 2009.

10.17*	Core Amendment to Vendor Agreement Addendum, dated as of March 31, 2009, between the Company and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K/A filed on December 23, 2009.

10.18*	Master Vendor Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on January 13, 2010.

10.19*	Letter Agreement, dated as of April 1, 2009, between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on January 13, 2010.

Number	Description of Exhibit	Method of Filing
10.20*	Vendor Agreement Addendum, dated as of April 1, 2009 between the Company and O’Reilly Automotive, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on January 13, 2010.

10.21	Core Amendment No. 3 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on June 16, 2011.

10.22	Core Amendment No. 4 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on June 16, 2011.

10.23	Addendum No. 2 to Amendment No. 1 to Vendor Agreement, dated as of May 31, 2011, by and between Motorcar Parts of America, Inc. and AutoZone Parts, Inc.	Incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K filed on June 16, 2011.

10.24
Fifth Amendment, dated as of November 17, 2011, to that certain Standard Industrial Commercial Single Tenant Lease-Gross, dated as of September 19, 1995, between Golkar Enterprises, Ltd and Motorcar Parts of America, Inc., as amended
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on November 25, 2011.

10.25	Right of First Refusal Agreement, dated May 3, 2012	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 7, 2012.

10.26	Employment Agreement, dated as of May 18, 2012, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on May 24, 2012.

10.27	Form of Stock Option Notice for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on August 12, 2013.

10.28	Form of Stock Option Agreement for use in connection with stock options granted to Selwyn Joffe pursuant to the Motorcar Parts of America, Inc. 2010 Incentive Award Plan	Incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K filed on August 12, 2013.

10.29*
Revolving Credit, Term Loan and Security Agreement, dated as of June 3, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 8, 2015.

Number	Description of Exhibit	Method of Filing
10.30
First Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of November 5, 2015, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on November 9, 2015.

10.31
Consent and Second Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of May 19, 2016, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Quarterly Report on Form 10-Q filed on August 9, 2016.

10.32
Third Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of March 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.38 to Annual Report on Form 10-K filed on June 14, 2017.

10.33
Fourth Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of April 24, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on April 27, 2017.

10.34
Fifth Amendment to Revolving Credit, Term Loan and Security Agreement, dated as of July 18, 2017, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K filed on July 24, 2017.

10.35*
Amended and Restated Credit Facility, dated as of June 5, 2018, among Motorcar Parts of America, Inc., each lender from time to time party thereto and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q filed on August 9, 2018.

Number	Description of Exhibit	Method of Filing
10.36
First Amendment to Amended and Restated Loan Agreement, dated as of November 14, 2018, among Motorcar Parts of America, Inc., D & V Electronics Ltd., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on November 20, 2018.

10.37	Amendment No. 2 to Employment Agreement, dated as of February 5, 2019, between Motorcar Parts of America, Inc., and Selwyn Joffe	Incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q filed on February 11, 2019.

10.38
Second Amendment to Amended and Restated Loan Agreement, dated as of June 4, 2019, among Motorcar Parts of America, Inc., D&V Electronics Ltd., Dixie Electric Ltd., Dixie Electric Inc., each lender from time to time party thereto, and PNC Bank, National Association, as administrative agent
Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on June 7, 2019.

14.1	Motorcar Parts of America, Inc., Code of Business Conduct and Ethics, as amended, effective January 15, 2015	Incorporated by reference to Exhibit 14.1 to Current Report on Form 8-K filed on January 20, 2015.

21.1	List of Subsidiaries	Filed herewith.

23.1	Consent of Independent Registered Public Accounting Firm Ernst & Young LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

31.3	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002	Filed herewith.

32.1	Certifications of Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.

101.INS	XBRL Instance Document	Filed herewith.

101.SCM	XBRL Taxonomy Extension Schema Document	Filed herewith.

Number	Description of Exhibit	Method of Filing
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed herewith.
*	Portions of this exhibit have been granted confidential treatment by the SEC.

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

MOTORCAR PARTS OF AMERICA, INC.

Dated: June 28, 2019	By:	/s/ David Lee
David Lee
Chief Financial Officer

Dated: June 28, 2019	By:	/s/ Kevin Daly
Kevin Daly
Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated:

/s/ Selwyn Joffe	Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2019
Selwyn Joffe

/s/ David Lee	Chief Financial Officer (Principal Financial Officer)	June 28, 2019
David Lee

/s/ Kevin Daly	Chief Accounting Officer (Principal Accounting Officer)	June 28, 2019
Kevin Daly

/s/ Scott Adelson	Director	June 28, 2019
Scott Adelson

/s/ Rudolph Borneo	Director	June 28, 2019
Rudolph Borneo

/s/ Philip Gay	Director	June 28, 2019
Philip Gay

/s/ Duane Miller	Director	June 28, 2019
Duane Miller

/s/ Jeffrey Mirvis	Director	June 28, 2019
Jeffrey Mirvis

/s/ David Bryan	Director	June 28, 2019
David Bryan

/s/ Joseph Ferguson	Director	June 28, 2019
Joseph Ferguson

/s/ Barbara Whittaker	Director	June 28, 2019
Barbara Whittaker

MOTORCAR PARTS OF AMERICA, INC.
AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Motorcar Parts of America, Inc. and subsidiaries’ internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Motorcar Parts of America, Inc. and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of March 31, 2019, based on COSO criteria.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of D&V Electronics USA and Dixie Electric, Ltd, which are included in the 2019 consolidated financial statements of the Company and constituted 2% and 2% of total and net assets, respectively, as of March 31, 2019 and 1% and 10% of revenues and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of D&V Electronics USA and Dixie Electric, Ltd.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in controls due to having insufficient technical resources to properly design and operate internal controls over financial reporting. This was determined based on the aggregation of internal control deficiencies related to the implementation, design, maintenance and operating effectiveness of various transaction level and monitoring controls.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report dated June 28, 2019, which expressed an unqualified opinion thereon.

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
June 28, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Motorcar Parts of America, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Motorcar Parts of America, Inc. and subsidiaries (the Company) as of March 31, 2019 and 2018, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for each of the three years in the period ended March 31, 2019, and the related notes and financial statement schedule listed in the index at Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 28, 2019 expressed an adverse opinion thereon.

Adoption of New Accounting Standard

As discussed in Notes 3 and 4 to the consolidated financial statements, the Company changed its method of accounting for revenue during the year ending March 31, 2019 due to the adoption of Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), and the related amendments, on a full retrospective basis.

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

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2007.

Los Angeles, California
June 28, 2019

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Balance Sheets
March 31,

	2019	2018
		(As Adjusted)
		(Note 4)
ASSETS
Current assets:
Cash and cash equivalents	$9,911,000	$13,049,000
Short-term investments	3,273,000	2,828,000
Accounts receivable — net	56,015,000	63,174,000
Inventory— net	233,726,000	161,210,000
Inventory unreturned	8,469,000	7,508,000
Contract assets (see Note 9)	22,183,000	23,206,000
Income tax receivable	10,009,000	7,972,000
Prepaid expenses and other current assets	9,296,000	8,608,000
Total current assets	352,882,000	287,555,000
Plant and equipment — net	35,151,000	28,322,000
Long-term deferred income taxes	9,746,000	6,698,000
Long-term contract assets (see Note 9)	221,876,000	222,731,000
Goodwill	3,205,000	2,551,000
Intangible assets — net	8,431,000	3,766,000
Other assets	1,071,000	804,000
TOTAL ASSETS	$632,362,000	$552,427,000
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$92,461,000	$73,273,000
Accrued liabilities	14,604,000	12,048,000
Customer finished goods returns accrual	22,615,000	17,805,000
Contract liabilities (see Note 13)	30,599,000	32,603,000
Revolving loan	110,400,000	54,000,000
Other current liabilities	4,990,000	4,471,000
Current portion of term loan	3,685,000	3,068,000
Total current liabilities	279,354,000	197,268,000
Term loan, less current portion	24,187,000	13,913,000
Long-term contract liabilities (see Note 13)	40,889,000	48,183,000
Long-term deferred income taxes	257,000	226,000
Other liabilities	7,920,000	5,957,000
Total liabilities	352,607,000	265,547,000
Commitments and contingencies
Shareholders' equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,817,400 and 18,893,102 shares issued and outstanding at March 31, 2019 and 2018, respectively	188,000	189,000
Additional paid-in capital	215,047,000	213,609,000
Retained earnings	71,407,000	78,510,000
Accumulated other comprehensive loss	(6,887,000)	(5,428,000)
Total shareholders' equity	279,755,000	286,880,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$632,362,000	$552,427,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Operations
Years Ended March 31,

	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Net sales	$472,797,000	$427,548,000	$422,058,000
Cost of goods sold	383,623,000	320,515,000	305,168,000
Gross profit	89,174,000	107,033,000	116,890,000
Operating expenses:
General and administrative	45,972,000	35,477,000	31,125,000
Sales and marketing	19,542,000	15,030,000	12,126,000
Research and development	8,014,000	5,692,000	3,824,000
Total operating expenses	73,528,000	56,199,000	47,075,000
Operating income	15,646,000	50,834,000	69,815,000
Interest expense, net	23,227,000	15,445,000	13,094,000
(Loss) income before income tax expense	(7,581,000)	35,389,000	56,721,000
Income tax expense	268,000	16,125,000	17,986,000
Net (loss) income	$(7,849,000)	$19,264,000	$38,735,000
Basic net (loss) income per share	$(0.42)	$1.02	$2.08
Diluted net (loss) income per share	$(0.42)	$0.99	$1.99
Weighted average number of shares outstanding:
Basic	18,849,909	18,854,993	18,608,812
Diluted	18,849,909	19,514,775	19,418,706

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Comprehensive Income (Loss)
Years Ended March 31,

	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Net (loss) income	$(7,849,000)	$19,264,000	$38,735,000
Other comprehensive (loss) income, net of tax:
Unrealized gain on short-term investments (net of tax of $0, $118,000, and $111,000, respectively)	—	218,000	196,000
Foreign currency translation (loss) gain	(713,000)	1,795,000	(2,785,000)
Total other comprehensive (loss) income, net of tax	(713,000)	2,013,000	(2,589,000)
Comprehensive (loss) income	$(8,562,000)	$21,277,000	$36,146,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Shareholders’ Equity
For the Years Ended March 31,

	Common Stock		Additional Paid-in Capital Common Stock	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at March 31, 2016	18,531,751	$185,000	$203,650,000	$11,825,000	$(4,852,000)	$210,808,000
Cumulative-effect adjustment for the adoption of ASU 2016-09	—	—	—	892,000	—	892,000
Cumulative-effect adjustment for the adoption of ASC 606	—	—	—	345,000	—	345,000
Cumulative-effect adjustment for the revision of prior financial statements (see Note 2)	—	—	—	7,449,000	—	7,449,000
Balance at April 1, 2016	18,531,751	$185,000	$203,650,000	$20,511,000	$(4,852,000)	$219,494,000
Compensation recognized under employee stock plans	—	—	3,383,000	—	—	3,383,000
Exercise of stock options	133,731	1,000	1,661,000	—	—	1,662,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	53,031	1,000	(1,059,000)	—	—	(1,058,000)
Repurchase and cancellation of treasury stock, including fees	(69,659)	(1,000)	(1,989,000)	—	—	(1,990,000)
Unrealized gain (loss) on investments, net of tax	—	—	—	—	196,000	196,000
Foreign currency translation	—	—	—	—	(2,785,000)	(2,785,000)
Net income	—	—	—	38,735,000	—	38,735,000
Balance at March 31, 2017	18,648,854	$186,000	$205,646,000	$59,246,000	$(7,441,000)	$257,637,000
Compensation recognized under employee stock plans	—	—	3,766,000	—	—	3,766,000
Exercise of stock options	55,351	1,000	480,000	—	—	481,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	47,508	1,000	(597,000)	—	—	(596,000)
Repurchase and cancellation of treasury stock, including fees	(374,740)	(4,000)	(9,247,000)	—	—	(9,251,000)
Exercise of warrant for shares of common stock	516,129	5,000	13,561,000	—	—	13,566,000
Unrealized gain (loss) on investments, net of tax	—	—	—	—	218,000	218,000
Foreign currency translation	—	—	—	—	1,795,000	1,795,000
Net income	—	—	—	19,264,000	—	19,264,000
Balance at March 31, 2018	18,893,102	$189,000	$213,609,000	$78,510,000	$(5,428,000)	$286,880,000
Cumulative-effect adjustment for the adoption of ASU 2016-01	—	—	—	746,000	(746,000)	—
Balance at April 1, 2018	18,893,102	$189,000	$213,609,000	$79,256,000	$(6,174,000)	$286,880,000
Compensation recognized under employee stock plans	—	—	5,564,000	—	—	5,564,000
Exercise of stock options	42,032	1,000	256,000	—	—	257,000
Issuance of common stock upon vesting of RSUs, net of shares withheld for employee taxes	46,081	—	(322,000)	—	—	(322,000)
Repurchase and cancellation of treasury stock, including fees	(163,815)	(2,000)	(4,060,000)	—	—	(4,062,000)
Foreign currency translation	—	—	—	—	(713,000)	(713,000)
Net loss	—	—	—	(7,849,000)	—	(7,849,000)
Balance at March 31, 2019	18,817,400	$188,000	$215,047,000	$71,407,000	$(6,887,000)	$279,755,000

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Consolidated Statements of Cash Flows
Years Ended March 31,

	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Cash flows from operating activities:
Net (loss) income	$(7,849,000)	$19,264,000	$38,735,000
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	6,135,000	3,798,000	3,101,000
Amortization of intangible assets	1,194,000	710,000	613,000
Amortization of debt issuance costs	951,000	1,060,000	716,000
Amortization of interest on accrued core payment	909,000	670,000	704,000
Amortization of core premiums paid to customers	4,127,000	3,588,000	3,232,000
Gain due to the change in the fair value of the warrant liability	—	(2,313,000)	(3,764,000)
Loss due to the change in the fair value of the contingent consideration	324,000	—	(16,000)
Gain on short-term investments	(89,000)	—	—
Net provision for inventory reserves	11,153,000	8,491,000	3,864,000
Net provision for customer payment discrepancies	731,000	998,000	718,000
Net provision for doubtful accounts	224,000	21,000	3,000
Deferred income taxes	(3,063,000)	1,548,000	6,840,000
Share-based compensation expense	5,564,000	3,766,000	3,383,000
Loss on disposal of plant and equipment	41,000	161,000	13,000
Change in operating assets and liabilities, net of acquisitions:
Accounts receivable	10,214,000	(3,298,000)	(9,319,000)
Inventory	(76,213,000)	(33,655,000)	(20,713,000)
Inventory unreturned	(961,000)	73,000	2,939,000
Income tax receivable	(2,039,000)	(6,312,000)	(1,631,000)
Prepaid expenses and other current assets	234,000	(965,000)	(1,307,000)
Other assets	(299,000)	(120,000)	(304,000)
Accounts payable and accrued liabilities	16,572,000	(11,671,000)	12,447,000
Customer finished goods returns accrual	4,588,000	138,000	(8,709,000)
Contract assets, net	(2,096,000)	(25,028,000)	(24,584,000)
Contract liabilities, net	(11,894,000)	23,871,000	(11,182,000)
Other liabilities	1,214,000	1,261,000	(1,048,000)
Net cash used in operating activities	(40,328,000)	(13,944,000)	(5,269,000)
Cash flows from investing activities:
Purchase of plant and equipment	(11,149,000)	(9,933,000)	(4,929,000)
Purchase of business, net of cash acquired	(11,106,000)	(4,993,000)	(705,000)
Additions to short term investments	(355,000)	(352,000)	(49,000)
Net cash used in investing activities	(22,610,000)	(15,278,000)	(5,683,000)
Cash flows from financing activities:
Borrowings under revolving loan	102,900,000	84,000,000	65,001,000
Repayments under revolving loan	(46,500,000)	(41,000,000)	(61,001,000)
Borrowings under term loan	13,594,000	—	—
Repayments of term loan	(2,656,000)	(3,125,000)	(3,125,000)
Payments for debt issuance costs	(1,815,000)	(462,000)	(433,000)
Payments on capital lease obligations	(1,460,000)	(905,000)	(591,000)
Payment of contingent consideration	—	—	(314,000)
Exercise of stock options	257,000	481,000	1,662,000
Cash used to net share settle equity awards	(322,000)	(596,000)	(1,058,000)
Repurchase of common stock, including fees	(4,062,000)	(9,251,000)	(1,990,000)
Exercise of warrant	—	4,000,000	—
Net cash provided by (used in) financing activities	59,936,000	33,142,000	(1,849,000)
Effect of exchange rate changes on cash and cash equivalents	(136,000)	100,000	(67,000)
Net (decrease) increase in cash and cash equivalents	(3,138,000)	4,020,000	(12,868,000)
Cash and cash equivalents — Beginning of period	13,049,000	9,029,000	21,897,000
Cash and cash equivalents — End of period	$9,911,000	$13,049,000	$9,029,000
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net	$21,148,000	$13,623,000	$11,674,000
Income taxes, net of refunds	3,588,000	19,657,000	12,378,000
Non-cash investing and financing activities:
Property acquired under capital lease	$902,000	$3,478,000	$802,000
Contingent consideration	4,400,000	—	—

The accompanying notes to consolidated financial statements are an integral part hereof.

MOTORCAR PARTS OF AMERICA, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements

1.	Company Background and Organization

Overview

Motorcar Parts of America, Inc. and its subsidiaries (the “Company”, or “MPA”) is a leading supplier of automotive aftermarket non-discretionary replacement parts and diagnostic equipment. These replacement parts are primarily sold to automotive retail chain stores and warehouse distributors throughout North America and to major automobile manufacturers for both their aftermarket programs and warranty replacement programs (“OES”). The Company’s diagnostic equipment primarily serves the global automotive component and powertrain testing market. The Company’s products include (i) rotating electrical products such as alternators and starters, (ii) wheel hub assemblies and bearings, (iii) brake master cylinders, and (iv) other products. Other products include: (i) turbochargers, (ii) brake power boosters, (iii) diagnostics systems, (iv) advanced power emulators (AC and DC), and (v) custom power electronic products.

The Company primarily ships its products from its facilities and various third party warehouse distribution centers in North America. The Company has leased a new 410,000 square foot distribution center in Tijuana, Mexico, to improve its distribution capabilities.

2.	Impact on Previously Issued Financial Statements for the Correction of an Error

Revision of Prior Period Financial Statements

During the quarter ended September 30, 2018, the Company identified and corrected immaterial errors that affected previously issued consolidated financial statements. These errors primarily related to historical misapplication of U.S. generally accepted accounting principles (“GAAP”) related to the timing of recognizing certain expenses incurred in connection with allowances paid for core inventory purchase obligations at the start of a new business relationship. The Company previously recorded the difference between the acquisition price of Remanufactured Cores purchased from customers generally in connection with new business, and the related inventory cost as a sales allowance reducing revenue when the purchases were made. These sales allowances are now recorded as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered (as further described under the caption “Contract Assets” in Note 3). The Company also corrected errors resulting from differences between the original cost estimate and the actual cost of the Remanufactured Cores held at customers’ locations.

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

In order to correctly present the errors noted above, previously issued comparative financial statements, which were revised during the quarter ended September 30, 2018, are presented as “As Revised” in the tables presented in the following footnotes. In addition, upon the retrospective adoption of ASC 606 on April 1, 2018, the Company adjusted its revised consolidated financial statements and related footnotes for the years ended March 31, 2018 and 2017. These consolidated financial statements and tables are presented as “As Adjusted”.

The effect of the above corrections on the consolidated statement of operations for the fiscal year ended March 31, 2018 is as follows:

	Year Ended March 31, 2018
	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Operations Amounts:
Net sales	$428,072,000	$(1,081,000)	$426,991,000
Cost of goods sold	322,199,000	(1,750,000)	320,449,000
Gross profit	105,873,000	669,000	106,542,000
Operating expenses:
General and administrative	35,527,000	(50,000)	35,477,000
Sales and marketing	15,030,000	—	15,030,000
Research and development	5,692,000	—	5,692,000
Total operating expenses	56,249,000	(50,000)	56,199,000
Operating income	49,624,000	719,000	50,343,000
Interest expense, net	15,445,000	—	15,445,000
Income before income tax expense	34,179,000	719,000	34,898,000
Income tax expense	17,863,000	(1,791,000)	16,072,000
Net income	$16,316,000	$2,510,000	$18,826,000
Basic net income per share	$0.87	$0.13	$1.00
Diluted net income per share	$0.84	$0.13	$0.96

The effect of the above corrections on the consolidated statement of operations for the fiscal year ended March 31, 2017 is as follows:

	Year Ended March 31, 2017
	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Operations Amounts:
Net sales	$421,253,000	$1,629,000	$422,882,000
Cost of goods sold	306,207,000	(281,000)	305,926,000
Gross profit	115,046,000	1,910,000	116,956,000
Operating expenses:
General and administrative	31,124,000	1,000	31,125,000
Sales and marketing	12,126,000	—	12,126,000
Research and development	3,824,000	—	3,824,000
Total operating expenses	47,074,000	1,000	47,075,000
Operating income	67,972,000	1,909,000	69,881,000
Interest expense, net	13,094,000	—	13,094,000
Income before income tax expense	54,878,000	1,909,000	56,787,000
Income tax expense	17,305,000	706,000	18,011,000
Net income	$37,573,000	$1,203,000	$38,776,000
Basic net income per share	$2.02	$0.06	$2.08
Diluted net income per share	$1.93	$0.06	$2.00

The effect of the above corrections on the consolidated statement of comprehensive income for the fiscal year ended March 31, 2018 is as follows:

	Year Ended March 31, 2018
	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Comprehensive Income Amounts:
Net income	$16,316,000	$2,510,000	$18,826,000
Comprehensive income	$18,329,000	$2,510,000	$20,839,000

The effect of the above corrections on the consolidated statement of comprehensive income for the fiscal year ended March 31, 2017 is as follows:

	Year Ended March 31, 2017
	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Comprehensive Income Amounts:
Net income	$37,573,000	$1,203,000	$38,776,000
Comprehensive income	$34,984,000	$1,203,000	$36,187,000

The effect of the above corrections on the consolidated balance sheet at March 31, 2018 is as follows:

	March 31, 2018
	As Previously Reported	Adjustment	As Revised
Revised Consolidated Balance Sheet Amounts:
ASSETS
Income tax receivable	$7,796,000	$176,000	$7,972,000
Prepaid expenses and other current assets	11,491,000	3,613,000	15,104,000
Long-term core inventory — net	301,656,000	(3,362,000)	298,294,000
Long-term deferred income taxes	10,556,000	(3,619,000)	6,937,000
Other assets	7,392,000	14,603,000	21,995,000
TOTAL ASSETS	$494,497,000	$11,411,000	$505,908,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued liabilities	$11,799,000	$249,000	$12,048,000
TOTAL LIABILITIES	$219,521,000	$249,000	$219,770,000
Retained earnings	$66,606,000	$11,162,000	$77,768,000
TOTAL SHAREHOLDERS’ EQUITY	$274,976,000	$11,162,000	$286,138,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$494,497,000	$11,411,000	$505,908,000

The effect of the above corrections on the consolidated statement of shareholders’ equity for the fiscal year ended March 31, 2018 is as follows:

	Year Ended March 31, 2018
	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Shareholders’ Equity Amounts:
Retained earnings at March 31, 2017	$50,290,000	$8,652,000	$58,942,000
Net income	16,316,000	2,510,000	18,826,000
Retained earnings at March 31, 2018	$66,606,000	$11,162,000	$77,768,000

The effect of the above corrections on the consolidated statement of shareholders’ equity for the fiscal year ended March 31, 2017 is as follows:

	Year Ended March 31, 2017
	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Shareholders’ Equity Amounts:
Retained earnings at March 31, 2016	$11,825,000	$7,449,000	$19,274,000
Cumulative effect adjustment	892,000	—	892,000
Net income	37,573,000	1,203,000	38,776,000
Retained earnings at March 31, 2017	$50,290,000	$8,652,000	$58,942,000

The effect of the above corrections on the consolidated statement of cash flows for the fiscal year ended March 31, 2018 is as follows:

	Year Ended March 31, 2018
	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Cash Flow from Operating Activities Amounts:
Net income	$16,316,000	$2,510,000	$18,826,000
Adjustments to reconcile net income to net cash used in operating activities:
Deferred income taxes	3,055,000	(1,560,000)	1,495,000
Income tax receivable	(6,081,000)	(231,000)	(6,312,000)
Prepaid expenses and other current assets	(2,507,000)	(318,000)	(2,825,000)
Other assets	(384,000)	788,000	404,000
Accounts payable and accrued liabilities	(11,621,000)	(50,000)	(11,671,000)
Long-term core inventory	(45,839,000)	(1,139,000)	(46,978,000)
Net cash used in operating activities	(13,944,000)	—	(13,944,000)

The effect of the above corrections on the consolidated statement of cash flows for the fiscal year ended March 31, 2017 is as follows:

	Year Ended March 31, 2017
	As Previously Reported	Adjustment	As Revised
Revised Consolidated Statement of Cash Flow from Operating Activities Amounts:
Net income	$37,573,000	$1,203,000	$38,776,000
Deferred income taxes	6,510,000	355,000	6,865,000
Prepaid expenses and other current assets	(4,333,000)	(549,000)	(4,882,000)
Other assets	(3,339,000)	(1,025,000)	(4,364,000)
Accounts payable and accrued liabilities	12,446,000	1,000	12,447,000
Long-term core inventory	(24,964,000)	(281,000)	(25,245,000)
Other liabilities	(1,344,000)	296,000	(1,048,000)
Net cash used in operating activities	$(5,269,000)	$—	$(5,269,000)
3.	Summary of Significant Accounting Policies

New Accounting Pronouncements Recently Adopted

Revenue Recognition

Effective April 1, 2018, the Company adopted ASC 606 using the full retrospective transition method. Under this method, the Company adjusted its revised consolidated financial statements (see Note 2). ASC 606 applies to all contracts with customers, except for contracts that are within the scope of other standards. Under ASC 606, an entity recognizes revenue when its customer obtains control of promised goods or services, in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. To determine revenue recognition for arrangements that an entity determines are within the scope of ASC 606, the Company performs the following five steps: (i) identifies the contract(s) with a customer; (ii) identifies the performance obligations in the contract; (iii) determines the transaction price; (iv) allocates the transaction price to the performance obligations in the contract; and (v) recognizes revenue when (or as) the entity satisfies a performance obligation. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, once the contract is determined to be within the scope of ASC 606, the Company assesses the goods or services promised within each contract and determines those that are distinct performance obligations. See Note 4 for additional discussion of the adoption of ASC 606 and the impact on the Company’s financial statements.

Financial Instruments

In January 2016, the Financial Accounting Standards Board (“FASB”) issued guidance that amends the classification and measurement of financial instruments. Changes to the current guidance primarily affect the accounting for equity investments, financial liabilities under the fair value option, and the presentation and disclosure requirements for financial instruments. In addition, the update clarifies guidance related to the valuation allowance assessment when recognizing deferred tax assets resulting from unrealized losses on available-for-sale debt securities. This guidance was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The Company applied the amendments in the new guidance by means of a cumulative-effect adjustment of $746,000, net of tax, to the opening balance of retained earnings on April 1, 2018. Short-term investments are recorded at fair value with $89,000 of unrealized gain recorded as a component of general and administrative expense for the year ended March 31, 2019.

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

Goodwill Impairment

In January 2017, the FASB issued guidance which simplifies the test for goodwill impairment. This standard eliminates Step 2 from the goodwill impairment test, instead requiring an entity to recognize a goodwill impairment charge for the amount by which the goodwill carrying amount exceeds the reporting unit’s fair value. This guidance is effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019 with early adoption permitted. This guidance must be applied on a prospective basis. The early adoption of this guidance on January 1, 2019 did not have any impact on the Company’s consolidated financial statements.

Derivatives and Hedging

In August 2017, the FASB issued guidance to improve the financial reporting of hedging relationships to better portray the economic results of an entity’s risk management activities in its financial statements. The amendments in this update also make certain targeted improvements to simplify the application of the hedge accounting guidance in current GAAP. The new guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; the guidance allows for early adoption in any interim period after issuance of the update. The early adoption of this guidance on January 1, 2019 did not have any impact on the Company’s consolidated financial statements.

Improvements to Nonemployee Share-based Payment Accounting

In June 2018, the FASB issued guidance that expands the scope of ASC 718, Compensation—Stock Compensation (which previously only included share-based payments to employees) to include share-based payments issued to nonemployees for goods or services. Consequently, the accounting for share-based payments to nonemployees and employees will be substantially aligned. The amendments in this guidance are effective for public companies for fiscal years beginning after December 15, 2018, including interim periods within that fiscal year. Early adoption is permitted, but no earlier than a company’s adoption date of ASC 606. The early adoption of this guidance on January 1, 2019 did not have any impact on the Company’s consolidated financial statements.

Reporting Comprehensive Income

In February 2018, the FASB issued guidance that permits, but does not require, companies to reclassify the stranded tax effects of the Tax Cuts and Jobs Act (the “Act”) on items within accumulated other comprehensive income to retained earnings. This guidance is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. Early adoption is permitted. The early adoption of this guidance on January 1, 2019 did not have any impact on the Company’s consolidated financial statements.

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

The Company will adopt this guidance on April 1, 2019 using the additional transition method. The Company will be electing certain practical expedients permitted under the transition guidance, including the package of practical expedients, which will allow the Company not to reassess lease classification for leases that commenced prior to the adoption date. The Company will also be exempting leases with an initial term of 12 months or less from balance sheet recognition and, for all classes of assets, combining non-lease components with lease components.

The Company anticipates the adoption of this new guidance will result in recognition of additional lease liabilities of approximately $53 million and corresponding right-of-use assets of approximately $51 million, which is net of $2 million in deferred rent currently included in other liabilities in the accompanying consolidated balance sheet, due to the Company’s recognition of all operating lease assets and liabilities on the consolidated balance sheet. The adoption of the new guidance will not have a material impact on the Company’s rent expense and consolidated statement of cash flows. However, the Company has material nonfunctional currency leases that could have a material impact on the Company’s consolidated statement of operations. As required for other monetary liabilities, lessees shall remeasure a foreign currency-denominated lease liability using the exchange rate at each reporting date, but the right-of-use assets are nonmonetary assets measured at historical rates, which are not affected by subsequent changes in the exchange rates.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued an accounting pronouncement related to the measurement of credit losses on financial instruments. This pronouncement, along with a subsequent ASUs issued to clarify certain provisions of the new guidance, changes the impairment model for most financial assets and will require the use of an

“expected loss” model for instruments measured at amortized cost. Under this model, entities will be required to estimate the lifetime expected credit loss on such instruments and record an allowance to offset the amortized cost basis of the financial asset, resulting in a net presentation of the amount expected to be collected on the financial asset. This pronouncement is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. The Company plans to adopt this pronouncement for its fiscal year beginning April 1, 2020. The Company is currently evaluating the impact this guidance will have on its consolidated financial statements, as well as any impacts on its business processes, systems and internal controls.

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

Segment Reporting

Pursuant to the guidance provided under the FASB ASC for segment reporting, the Company has identified its chief operating decision maker (“CODM”), reviewed the documents used by the CODM, and understands how such documents are used by the CODM to make financial and operating decisions. The Company has determined through this review process that due to recent acquisitions, its business comprises three separate operating segments. Two of the operating segments meet all of the aggregation criteria, and will thus be aggregated. The remaining operating segment does not meet the quantitative thresholds for individual disclosure. Since this immaterial operating segment meets the aggregation criteria of ASC 280, the Company has combined its operating segments into a single reportable segment.

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

Inventory

Inventory is comprised of (i) Used Core and component raw materials, (ii) work-in-process, (iii) remanufactured finished goods and purchased finished goods.

Used Core, component raw materials, and purchased finished goods are stated at the lower of average cost or net realizable value.

Work-in-process is in various stages of production and is valued at the average cost of Used Cores and components issued to work orders still open in work-in-process. Historically, work-in-process inventory has not been material compared to the total inventory balance.

The cost of remanufactured finished goods includes the Used Core cost, and component raw materials, and allocations of labor and variable and fixed overhead costs. The allocations of labor and variable and fixed overhead costs are based on the actual use of the production facilities over the prior twelve months which approximates normal capacity. This method prevents the distortion in allocated labor and overhead costs that would occur during short periods of abnormally low or high production. In addition, the Company excludes certain unallocated overhead such as severance costs, duplicative facility overhead costs, start-up costs, training, and spoilage from the calculation and expenses these unallocated overhead as period costs. Purchased finished goods also include an allocation of fixed overhead costs.

The estimate of net realizable value is subjective and based on management’s judgment and knowledge of current industry demand and management’s projections of industry demand. The estimates may, therefore, be revised if there are changes in the overall market for the Company’s products or market changes that in management’s judgment, impact its ability to sell or liquidate potentially excess or obsolete inventory. Net realizable value is determined at least quarterly as follows:

•	Net realizable value for Used Cores are determined based on current core purchase prices from core brokers to the extent that core purchases in the trailing twelve-month period are significant. The Company purchases Used Cores from core brokers to supplement its yield rates and the under return of Used Cores by customers. The Company also considers the net selling price its customers have agreed to pay for Used Cores that are not returned under its core exchange program to assess whether Used Core cost exceeds Used Core net realization value on a customer by customer basis. The average cost for core buy-backs made from customers are deemed the same as the current recorded value of Used Cores. Any reduction of core value is recorded as cost of goods sold in the period in which the revaluation is identified.
•	The Company records an allowance for potentially excess and obsolete inventory based upon recent sales history, the quantity of inventory on-hand, and a forecast of potential use of the inventory. The Company periodically reviews inventory to identify excess quantities and part numbers that are experiencing a reduction in demand. Any part numbers with quantities identified during this process are reserved for at rates based upon management’s judgment, historical rates, and consideration of possible scrap and liquidation values which may be as high as 100% of cost if no liquidation market exists for the part. As a result of this process and an increase in core inventory on hand, the Company has recorded reserves for excess and obsolete inventory of $11,899,000 and $6,682,000 at March 31, 2019 and 2018, respectively.

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

Remanufactured Cores held at customers’ locations as a part of the finished goods sold to the customer are classified as long-term contract assets. These assets are valued at the lower of cost or net realizable value of Used Cores on hand (See Inventory caption above). For these Remanufactured Cores, the Company expects the finished good containing the Remanufactured Core to be returned under the Company’s general right of return policy or a similar Used Core to be returned to the Company by the customer, under the Company’s core exchange program in each case, for credit. The Remanufactured Core portion of stock adjustment returns and the Used Cores returned by consumers to the Company’s customers but not yet returned to the Company are classified as short-term contract assets until the Company physically receives them during its normal operating cycle, which is generally one year.

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

Core premiums paid to customers represent the difference between the Remanufactured Core acquisition price purchased from customers generally in connection with new business, and the related Used Core cost, which is treated as an asset and recognized as a reduction of revenue through the later of the date at which related revenue is recognized or the date at which the sales incentive is offered. The Company considers, among other things, the length of its largest ongoing customer relationships, duration of customer contracts, and the average life of vehicles on the road in determining the appropriate period of time over which to amortize these premiums. These core premiums are amortized over a period typically ranging from six to eight years, adjusted for specific circumstances associated with the arrangement. Core premiums are recorded as long-term contract assets. Core premiums expected to be amortized within the Company’s normal operating cycle, which is generally one year, are classified as short-term contract assets.

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

The primary components of income tax expense were (i) foreign income taxed at rates that are different from the federal statutory rate, (ii) change in realizability of deferred tax items, (iii) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), (iv) income taxes associated with uncertain tax positions, (v) the change in the blended state rate, and (vi) the excess tax benefit relating to share-based compensation.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence. Deferred tax assets arising primarily as a result of net operating loss carry-forwards and research and development credits in connection with the Company’s recent acquisitions have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Should the actual amount differ from the Company’s estimates, the amount of the valuation allowance could be impacted.

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

Intangible Assets

The Company’s intangible assets other than goodwill are finite–lived and amortized on a straight-line basis over their respective useful lives. Finite-lived intangible assets are analyzed for impairment when and if indicators of impairment exist. At March 31, 2019, the Company’s intangible assets were $8,431,000, and there were no indicators of impairment.

Goodwill

The Company evaluates goodwill for impairment at least annually during the fourth quarter of each fiscal year or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. The Company has concluded that there is one reporting unit and therefore, tests goodwill for impairment at the entity level. In testing for goodwill impairment, the Company may elect to utilize a qualitative assessment to evaluate whether it is more likely than not that the fair value of the reporting unit is less than its carrying amount. If the Company’s qualitative assessment indicates that goodwill impairment is more likely than not, it will proceed with performing the quantitative assessment. If the fair value of the reporting unit exceeds its carrying value, goodwill is not considered impaired. If the carrying value of the reporting unit exceeds its fair value an impairment loss will be recognized for the amount by which the carrying value exceeds its fair value; however, the loss recognized shall not exceed the total amount of goodwill allocated to that reporting unit. The Company completed the required annual testing of goodwill for impairment during the fourth quarter of the year ended March 31, 2019, and determined through the qualitative assessment that its goodwill of $3,205,000 is not impaired.

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

Revenue Recognition

Through the Company’s agreements with customers, the Company has a single performance obligation, to fulfill customer orders for automotive goods. Revenue is recognized when obligations under the terms of a contract with its customers are satisfied; generally, this occurs with the transfer of control of its manufactured, remanufactured, or distributed products. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. Revenue is recognized net of all anticipated returns, including Used Core returns under the core exchange program, marketing allowances, volume discounts, and other forms of variable consideration.

For products shipped free-on-board (“FOB”) shipping point, revenue is recognized on the date of shipment. For products shipped FOB destination, revenues are recognized on the date of delivery.

Bill and hold shipments are shipped out to the customer as ex-works; in which the customer makes arrangements and is responsible for their shipping cost. No freight or shipping costs are accrued for revenue under the terms of shipments made as ex-works.

The Company has a single performance obligation; however, the price of a finished remanufactured product sold to customers is generally comprised of separately invoiced amounts for the Remanufactured Core included in the product (“Remanufactured Core value”) and the unit value. The unit value is recorded as revenue based on the Company’s then current price list, net of applicable discounts and allowances. The Remanufactured Core value is recorded as a net revenue based upon the estimate of Used Cores that will not be returned by the customer for credit. These estimates are subjective and based on management’s judgement and knowledge of historical, current, and projected return rates. As reconciliations are completed with the customers the actual rates at which Used Cores are not being returned may differ from the current estimates. This may result in periodic adjustments of the estimated contract asset and liability amounts recorded and may impact the projected revenue recognition rates used to record the estimated future revenue. These estimates may also be revised if there are changes in contractual arrangements with customers, or changes in business practices. A significant portion of the remanufactured automotive parts sold to customers are replaced by similar Used Cores sent back for credit by customers under the core exchange program (as described in further detail below). The number of Used Cores sent back under the core exchange program is generally limited to the number of similar Remanufactured Cores previously shipped to each customer.

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

As is standard in the industry, the Company only accepts returns from on-going customers. If a customer ceases doing business with the Company, it has no further obligation to accept additional product returns from that customer. Similarly, the Company accepts product returns and grants appropriate credits to new customers from the time the new customer relationship is established.

Shipping Costs

The Company includes shipping and handling charges in the gross invoice price to customers and classifies the total amount as revenue. All shipping and handling costs are expensed as cost of sales.

Contract Liability

Contract liability consists of: (i) customer allowances earned, (ii) accrued core payments, (iii) customer core returns accruals, and (iv) customer deposits.

Customer allowances earned includes all marketing allowances provided to customers. Such allowances include sales incentives and concessions. Voluntary marketing allowances related to a single exchange of product are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered. Other marketing allowances, which may only be applied against future purchases, are recorded as a reduction to revenues in accordance with a schedule set forth in the relevant contract. Sales incentive amounts are recorded based on the value of the incentive provided. See Note 17 for a description of all marketing allowances. Customer allowances earned are considered to be short-term contract liabilities.

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

Advertising Costs

The Company expenses all advertising costs as incurred. Advertising expenses for the years ended March 31, 2019, 2018 and 2017 were $819,000, $610,000 and $525,000, respectively.

Net Income Per Share

Basic net income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Diluted net income per share includes the effect, if any, from the potential exercise or conversion of securities, such as stock options and warrants, which would result in the issuance of incremental shares of common stock.

The following presents a reconciliation of basic and diluted net income per share.

	Years Ended March 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Net (loss) income	$(7,849,000)	$19,264,000	$38,735,000
Basic shares	18,849,909	18,854,993	18,608,812
Effect of dilutive stock options and warrants	—	659,782	809,894
Diluted shares	18,849,909	19,514,775	19,418,706
Net income per share:
Basic net (loss) income per share	$(0.42)	$1.02	$2.08
Diluted net (loss) income per share	$(0.42)	$0.99	$1.99

Potential common shares that would have the effect of increasing diluted net income per share or decreasing diluted net loss per share are considered to be anti-dilutive and as such, these shares are not included in calculating diluted net (loss) income per share. For the years ended March 31, 2019, 2018 and 2017, there were 1,580,299, 448,039, and 293,239, respectively, of potential common shares not included in the calculation of diluted net income per share because their effect was anti-dilutive.

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

The Company uses significant estimates in the calculation of the lower of cost or net realizable value of inventory.

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

	Years Ended March 31,
	2019	2018	2017
Weighted average risk free interest rate	2.83%	1.92%	1.39%
Weighted average expected holding period (years)	5.94	5.82	5.84
Weighted average expected volatility	43.91%	47.28%	47.42%
Weighted average expected dividend yield	—	—	—
Weighted average fair value of options granted	$8.75	$12.63	$13.09

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

Deferred Compensation Plan

The Company has a deferred compensation plan for certain members of management. The plan allows participants to defer salary and bonuses. The assets of the plan, which are held in a trust and are subject to the claims of the Company’s general creditors under federal and state laws in the event of insolvency, are recorded as short-term investments in the consolidated balance sheets. Consequently, the trust qualifies as a Rabbi trust for income tax purposes. The plan’s assets consist primarily of mutual funds and are recorded at market value with any unrealized gain or loss recorded as general and administrative expense. The Company did not redeem any of its short-term investments for the payment of deferred compensation liabilities during the years ended March 31, 2019 and 2018. The carrying value of plan assets was $3,273,000 and $2,828,000, and deferred compensation liability, which is included in other current liabilities in the accompanying consolidated balance sheets, was $3,273,000 and $2,828,000 at March 31, 2019 and 2018, respectively. During the years ended March 31, 2019, 2018, and 2017, an expense of $113,000, $118,000 and $(14,000), respectively, was recorded for each year related to the deferred compensation plan.

Comprehensive Income or Loss

Comprehensive income or loss is defined as the change in equity during a period resulting from transactions and other events and circumstances from non-owner sources. The Company’s total comprehensive income or loss consists of net unrealized income or loss from foreign currency translation adjustments.

4.	Revenue Recognition

As a result of the retrospective adoption of ASC 606 and the resultant changes in Company policy discussed in Note 3, the effect of the adoption on the consolidated statements of operations was an increase to the Company’s revised retained earnings as of April 1, 2016 by approximately $345,000, net of tax.

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

The adoption of the new revenue recognition standard impacted the revised consolidated statements of operations for the year ended March 31, 2018 as follows:

	Year Ended March 31, 2018
	As Revised	Adoption of ASC 606	As Adjusted
Net sales	$426,991,000	$557,000	$427,548,000
Cost of goods sold	320,449,000	66,000	320,515,000
Gross profit	106,542,000	491,000	107,033,000
Operating expenses:
General and administrative	35,477,000	—	35,477,000
Sales and marketing	15,030,000	—	15,030,000
Research and development	5,692,000	—	5,692,000
Total operating expenses	56,199,000	—	56,199,000
Operating income	50,343,000	491,000	50,834,000
Interest expense, net	15,445,000	—	15,445,000
Income before income tax expense	34,898,000	491,000	35,389,000
Income tax expense	16,072,000	53,000	16,125,000
Net income	$18,826,000	$438,000	$19,264,000
Basic net income per share	$1.00	$0.02	$1.02
Diluted net income per share	$0.96	$0.02	$0.99

The adoption of the new revenue recognition standard impacted the revised consolidated statements of operations for the year ended March 31, 2017 as follows:

	Year Ended March 31, 2017
	As Revised	Adoption of ASC 606	As Adjusted
Net sales	$422,882,000	$(824,000)	$422,058,000
Cost of goods sold	305,926,000	(758,000)	305,168,000
Gross profit	116,956,000	(66,000)	116,890,000
Operating expenses:
General and administrative	31,125,000	—	31,125,000
Sales and marketing	12,126,000	—	12,126,000
Research and development	3,824,000	—	3,824,000
Total operating expenses	47,075,000	—	47,075,000
Operating income	69,881,000	(66,000)	69,815,000
Interest expense, net	13,094,000	—	13,094,000
Income before income tax expense	56,787,000	(66,000)	56,721,000
Income tax expense	18,011,000	(25,000)	17,986,000
Net income	$38,776,000	$(41,000)	$38,735,000
Basic net income per share	$2.08	$(0.00)	$2.08
Diluted net income per share	$2.00	$(0.00)	$1.99

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

The adoption of the new revenue recognition standard impacted the revised consolidated balance sheet at March 31, 2018 as follows:

	March 31, 2018
	As Revised	Adoption of ASC 606	As Adjusted
ASSETS
Current assets:
Cash and cash equivalents	$13,049,000	$—	$13,049,000
Short-term investments	2,828,000	—	2,828,000
Accounts receivable — net	15,738,000	47,436,000	63,174,000
Inventory— net	76,275,000	84,935,000	161,210,000
Inventory unreturned	7,508,000	—	7,508,000
Contract assets	—	23,206,000	23,206,000
Income tax receivable	7,972,000	—	7,972,000
Prepaid expenses and other current assets	15,104,000	(6,496,000)	8,608,000
Total current assets	138,474,000	149,081,000	287,555,000
Plant and equipment — net	28,322,000	—	28,322,000
Long-term core inventory — net	298,294,000	(298,294,000)	—
Long-term core inventory deposits	5,569,000	(5,569,000)	—
Long-term deferred income taxes	6,937,000	(239,000)	6,698,000
Long-term contract assets	—	222,731,000	222,731,000
Goodwill	2,551,000	—	2,551,000
Intangible assets — net	3,766,000	—	3,766,000
Other assets	21,995,000	(21,191,000)	804,000
TOTAL ASSETS	$505,908,000	$46,519,000	$552,427,000
LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$73,273,000	$—	$73,273,000
Accrued liabilities	12,048,000	—	12,048,000
Customer finished goods returns accrual	17,805,000	—	17,805,000
Accrued core payment	16,536,000	(16,536,000)	—
Contract liabilities	—	32,603,000	32,603,000
Revolving loan	54,000,000	—	54,000,000
Other current liabilities	4,471,000	—	4,471,000
Current portion of term loan	3,068,000	—	3,068,000
Total current liabilities	181,201,000	16,067,000	197,268,000
Term loan, less current portion	13,913,000	—	13,913,000
Long-term accrued core payment	18,473,000	(18,473,000)	—
Long-term deferred income taxes	226,000	—	226,000
Long-term contract liabilities	—	48,183,000	48,183,000
Other liabilities	5,957,000	—	5,957,000
Total liabilities	219,770,000	45,777,000	265,547,000
Commitments and contingencies
Shareholders’ equity:
Preferred stock; par value $.01 per share, 5,000,000 shares authorized; none issued	—	—	—
Series A junior participating preferred stock; par value $.01 per share, 20,000 shares authorized; none issued	—	—	—
Common stock; par value $.01 per share, 50,000,000 shares authorized; 18,893,102 shares issued and outstanding at March 31, 2018	189,000	—	189,000
Additional paid-in capital	213,609,000	—	213,609,000
Retained earnings	77,768,000	742,000	78,510,000
Accumulated other comprehensive loss	(5,428,000)	—	(5,428,000)
Total shareholders’ equity	286,138,000	742,000	286,880,000
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$505,908,000	$46,519,000	$552,427,000

The adoption of the new revenue recognition standard impacted the revised statement of cash flows for the year ended March 31, 2018 as follows:

	Year Ended March 31, 2018
	As Revised	Adoption of ASC 606	As Adjusted
Cash flows from operating activities:
Net income	$18,826,000	$438,000	$19,264,000
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of core premiums paid to customers	—	3,588,000	3,588,000
Deferred income taxes	1,495,000	53,000	1,548,000
Accounts receivable	10,854,000	(14,152,000)	(3,298,000)
Inventory	(6,847,000)	(26,808,000)	(33,655,000)
Prepaid expenses and other current assets	(2,825,000)	1,860,000	(965,000)
Other assets	404,000	(524,000)	(120,000)
Long-term core inventory	(46,978,000)	46,978,000	—
Contract assets, net	—	(25,028,000)	(25,028,000)
Contract liabilities, net	—	23,871,000	23,871,000
Accrued core payments	10,276,000	(10,276,000)	—
Net cash used in operating activities	$(13,944,000)	$—	$(13,944,000)

The adoption of the new revenue recognition standard impacted the revised statement of cash flows for the year ended March 31, 2017 as follows:

	Year Ended March 31, 2017
	As Revised	Adoption of ASC 606	As Adjusted
Cash flows from operating activities:
Net income	$38,776,000	$(41,000)	$38,735,000
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of core premiums paid to customers	—	3,232,000	3,232,000
Deferred income taxes	6,865,000	(25,000)	6,840,000
Accounts receivable	(18,145,000)	8,826,000	(9,319,000)
Inventory	(10,058,000)	(10,655,000)	(20,713,000)
Prepaid expenses and other current assets	(3,251,000)	1,944,000	(1,307,000)
Other assets	(4,364,000)	4,060,000	(304,000)
Long-term core inventory	(25,245,000)	25,245,000	—
Contract assets, net	—	(24,584,000)	(24,584,000)
Contract liabilities, net	—	(11,182,000)	(11,182,000)
Accrued core payments	(3,180,000)	3,180,000	—
Net cash used in operating activities	$(5,269,000)	$—	$(5,269,000)
5.	Acquisitions

Mechanical Power Conversion, LLC

On December 21, 2018, the Company completed the acquisition of certain assets and assumption of certain liabilities from Mechanical Power Conversion, LLC (“E&M”), a privately held company operating as E&M Power and engaged in the design and manufacture of advanced power emulators (AC and DC) and custom power electronic products, based in Binghamton, New York. The addition of new products from E&M is expected to drive the Company’s revenue potential and increase its product portfolio. Future activity of this business will be recorded via D&V Electronics USA, operating as the Company’s registered DBA (Doing Business As) entity. The acquisition was consummated pursuant to an asset purchase agreement for an initial cash purchase price of $4,417,000, plus an additional working capital adjustment of $42,000 paid to the former owners of E&M. In addition, the Company is contingently obligated to make additional payments to the former owners of E&M up to an aggregate of $5,200,000 over the next 2-3 years. The initial fair value of the contingent consideration as of the acquisition date was $3,560,000 determined using a probability weighted method and a Monte Carlo Simulation model.

Identified intangible assets acquired have the following useful lives: (i) 5 years for developed technology, (ii) 8 years for customer relationships, and (iii) 6 months for order backlog. The goodwill recorded in connection with the acquisition of E&M is deductible for income tax purposes. The Company incurred $355,000 in acquisition costs during the year ended March 31, 2019, which were recorded in general and administrative expenses. The assets and results of operations of E&M were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

The consideration transferred and purchase price allocation is as follows:

	Provisional Estimated Fair Value December 21, 2018	Subsequent Changes in Valuation Estimates	Final Estimated Fair Value March 31, 2019
Consideration
Cash consideration	$4,417,000	$—	$4,417,000
Working capital adjustment	—	42,000	42,000
Contingent consideration	3,560,000	—	3,560,000
Total	$7,977,000	$42,000	$8,019,000

Purchase price allocation
Accounts receivable, net of allowances	$985,000	$308,000	$1,293,000
Inventory	1,683,000	(59,000)	1,624,000
Prepaid expenses and other current assets	14,000	—	14,000
Plant and equipment	97,000	—	97,000
Order backlog	370,000	(50,000)	320,000
Customer relationships	2,630,000	40,000	2,670,000
Developed technology	2,660,000	—	2,660,000
Accounts payable and accrued liabilities	(202,000)	—	(202,000)
Customer deposits	(1,111,000)	—	(1,111,000)
Fair value of net assets acquired	7,126,000	239,000	7,365,000
Goodwill	$851,000	$(197,000)	$654,000

Dixie Electric, Ltd.

On January 9, 2019, the Company completed the acquisition of all the equity interests of Dixie Electric, Ltd (“Dixie”), a privately held manufacturer and remanufacturer of alternators and starters for automotive aftermarket non-discretionary replacement parts for heavy-duty truck, industrial, marine and agricultural applications, based in Ontario, Canada. The addition of Dixie is expected to expand the Company’s heavy duty product portfolio. The initial cash purchase price of $8,049,000, which was reduced by a provisional working capital adjustment of $71,000, was paid to the former owners of Dixie. In addition, the Company is contingently obligated to make additional payments to the former owners of Dixie up to $1,130,000 over the next two years. The preliminary fair value of the contingent consideration as of the acquisition date was $840,000 determined using a Monte Carlo Simulation model.

Trademarks acquired will have useful life of 3 years. The Company incurred $576,000 in acquisition costs during the year ended March 31, 2019, which were recorded in general and administrative expenses. The assets and results of operations of Dixie, and in the aggregate with the E&M acquisition, were not significant to the Company’s consolidated financial position or results of operations, and thus pro forma information is not presented.

The consideration transferred and provisional purchase price allocation is as follows:

Provisional Estimated Fair Value January 9, 2019
Consideration
Cash consideration	$8,049,000
Working capital adjustment	(71,000)
Contingent consideration	840,000
Total	$8,818,000
Purchase price allocation
Cash	$1,331,000
Accounts receivable	2,838,000
Inventory	6,005,000
Prepaid expenses and other current assets	239,000
Remanufactured cores held at customers’ locations	155,000
Plant and equipment	1,282,000
Trademarks	130,000
Accounts payable and accrued expenses	(2,097,000)
Customer finished goods returns accrual	(221,000)
Customer deposits	(824,000)
Other liabilities	(20,000)
Fair value of net assets acquired	$8,818,000
6.	Goodwill and Intangible Assets

Goodwill

The following summarizes the change in the Company’s goodwill:

	Years Ended March 31,
	2019	2018
Balance at beginning of period	$2,551,000	$2,551,000
Goodwill acquired	654,000	—
Translation adjustment	—	—
Impairment	—	—
Balance at end of period	$3,205,000	$2,551,000

Intangible Assets

The following is a summary of acquired intangible assets subject to amortization at March 31:

	Weighted Average Amortization Period	2019		2018
		Gross Carrying Value	Accumulated Amortization	Gross Carrying Value	Accumulated Amortization
Intangible assets subject to amortization
Trademarks	9 years	$1,007,000	$464,000	$885,000	$316,000
Customer relationships	11 years	8,610,000	3,547,000	5,900,000	2,937,000
Order backlog	6 months	325,000	180,000	—	—
Developed technology	5 years	2,991,000	311,000	301,000	67,000
Total		$12,933,000	$4,502,000	$7,086,000	$3,320,000

Amortization expense for acquired intangible assets is as follows:

	Years Ended March 31,
	2019	2018	2017
Amortization expense	$1,194,000	$710,000	$613,000

The estimated future amortization expense for acquired intangible assets subject to amortization is as follows:

Year Ending March 31,
2020	$1,772,000
2021	1,534,000
2022	1,502,000
2023	1,459,000
2024	1,082,000
Thereafter	1,082,000
Total	$8,431,000
7.	Accounts Receivable — Net

The adoption of the new revenue recognition standard (see Note 4) impacted the previously reported accounts receivable—net, at March 31, 2018 as follows:

	March 31, 2018
	As Previously Reported	Adoption of ASC 606		As Adjusted
Accounts receivable — trade	$83,700,000	$—		$83,700,000
Allowance for bad debts	(4,142,000)	—		(4,142,000)
Customer allowances earned	(11,370,000)	11,370,000	(1)	—
Customer payment discrepancies	(1,110,000)	—		(1,110,000)
Customer returns RGA issued	(15,274,000)	—		(15,274,000)
Customer core returns accruals	(36,066,000)	36,066,000	(2)	—
Less: total accounts receivable offset accounts	(67,962,000)	47,436,000		(20,526,000)
Total accounts receivable — net	$15,738,000	$47,436,000		$63,174,000
(1)	Customer allowances earned have been reclassified to contract liabilities in the consolidated balance sheet at March 31, 2018.
(2)	Customer core returns accruals of $4,697,000 have been reclassified to contract liabilities and customer core returns accruals of $31,369,000 have been reclassified to long-term contract liabilities in the consolidated balance sheet at March 31, 2018.

Accounts receivable — net includes offset accounts related to customer payment discrepancies, returned goods authorizations (“RGA”) issued for in-transit unit returns, and potential bad debts.

Accounts receivable — net is comprised of the following at March 31:

	2019	2018
Accounts receivable — trade	$75,847,000	$83,700,000
Allowance for bad debts	(4,100,000)	(4,142,000)
Customer payment discrepancies	(854,000)	(1,110,000)
Customer returns RGA issued	(14,878,000)	(15,274,000)
Less: total accounts receivable offset accounts	(19,832,000)	(20,526,000)
Total accounts receivable — net	$56,015,000	$63,174,000

Warranty Returns

The Company allows its customers to return goods that their customers have returned to them, whether or not the returned item is defective (“warranty returns”). The Company accrues an estimate of its exposure to warranty returns based on a historical analysis of the level of this type of return as a percentage of total unit sales.

Amounts charged to expense for these warranty returns are considered in arriving at the Company’s net sales. At March 31, 2019 and 2018, the Company’s total warranty return accrual was $19,475,000 and $16,646,000, respectively, of which $6,555,000 and $7,204,000, respectively, was included in the customer returns RGA issued balance in the above table for expected credits to be issued against accounts receivable and $12,920,000 and $9,442,000, respectively, was included in the customer finished goods returns accrual in the consolidated balance sheets for estimated future warranty returns.

The following summarizes the change in the Company’s warranty return accrual:

	Years Ended March 31,
	2019	2018	2017
Balance at beginning of period	$16,646,000	$14,286,000	$10,845,000
Acquisition(1)	221,000	—	—
Charged to expense	111,321,000	105,156,000	99,673,000
Amounts processed	(108,713,000)	(102,796,000)	(96,232,000)
Balance at end of period	$19,475,000	$16,646,000	$14,286,000
(1)	Warranty reserve established in the opening balance sheet in connection with the Company’s Dixie acquisition.
8.	Inventory

The adoption of the new revenue recognition standard (see Note 4) impacted the revised inventory at March 31, 2018 as follows:

	March 31, 2018
	As Revised	Adoption of ASC 606		As Adjusted
Inventory
Raw materials	$25,805,000	$51,330,000	(1)	$77,135,000
Work-in-process	635,000	1,948,000	(1)	2,583,000
Finished goods	53,973,000	34,201,000	(2)	88,174,000
	80,413,000	87,479,000		167,892,000
Less allowance for excess and obsolete inventory	(4,138,000)	(2,544,000	)(3)	(6,682,000)
Total	$76,275,000	$84,935,000		$161,210,000

Inventory unreturned	$7,508,000	$—		$7,508,000
Long-term core inventory
Used cores held at the Company’s facilities	$53,278,000	$(53,278,000	)(1)	$—
Used cores expected to be returned by customers	12,970,000	(12,970,000	)(4)	—
Remanufactured cores held in finished goods	34,201,000	(34,201,000	)(2)	—
Remanufactured cores held at customers’ locations	200,389,000	(200,389,000	)(5)	—
	300,838,000	(300,838,000)		—
Less allowance for excess and obsolete inventory	(2,544,000)	2,544,000	(3)	—
Total	$298,294,000	$(298,294,000)		$—
Long-term core inventory deposits	$5,569,000	$(5,569,000	)(6)	$—
(1)	Used cores held at the Company’s facilities of $53,278,000 have been reclassified to raw materials and work-in-process in the consolidated balance sheet at March 31, 2018.
(2)	Remanufactured Cores held in finished goods of $34,201,000 have been reclassified to finished goods in the consolidated balance sheet at March 31, 2018.
(3)	The allowance for excess and obsolete inventory related to Used cores held at the Company’s facilities of $2,544,000, which was previously included in long-term core inventory, has been reclassified to inventory—net in the consolidated balance sheet at March 31, 2018.

(4)	Used cores expected to be returned by customers of $12,970,000 have been reclassified to contract assets in the consolidated balance sheet at March 31, 2018.
(5)	Remanufactured cores held at customers’ locations of $200,389,000 have been reclassified to current and long-term contract assets in the consolidated balance sheet at March 31, 2018.
(6)	Long-term core inventory deposits of $5,569,000 have been reclassified to long-term contract assets in the consolidated balance sheet at March 31, 2018.

Inventory is comprised of the following at March 31:

	2019	2018
Raw materials	$95,757,000	$77,135,000
Work in process	3,502,000	2,583,000
Finished goods	146,366,000	88,174,000
	245,625,000	167,892,000
Less allowance for excess and obsolete inventory	(11,899,000)	(6,682,000)
Total	$233,726,000	$161,210,000
Inventory unreturned	$8,469,000	$7,508,000
9.	Contract Assets

Contract assets (see Note 4) are comprised as follows at March 31:

	2019	2018
		(As Adjusted)
Short-term contract assets
Cores expected to be returned by customers	$14,671,000	$15,614,000
Upfront payments to customers	3,101,000	3,979,000
Core premiums paid to customers	4,411,000	3,613,000
	$22,183,000	$23,206,000
Long-term contract assets
Remanufactured cores held at customers’ locations	$196,914,000	$197,067,000
Upfront payments to customers	2,775,000	5,492,000
Core premiums paid to customers	16,618,000	14,603,000
Long-term core inventory deposits	5,569,000	5,569,000
	$221,876,000	$222,731,000
Total contract assets	$244,059,000	$245,937,000
10.	Plant and Equipment

The following summarizes plant and equipment, at cost, at March 31:

	2019	2018
Machinery and equipment	$39,953,000	$42,976,000
Office equipment and fixtures	20,070,000	11,380,000
Leasehold improvements	9,451,000	7,832,000
	69,474,000	62,188,000
Less accumulated depreciation	(34,323,000)	(33,866,000)
Total	$35,151,000	$28,322,000

Plant and equipment located in the foreign countries where the Company has facilities, net of accumulated depreciation, totaled $25,608,000 and $14,919,000, of which $21,822,000 and $12,787,000 is located in Mexico, at March 31, 2019 and 2018, respectively. These assets constitute substantially all the long-lived assets of the Company located outside of the United States.

11.	Capital Lease Obligations

The Company leases various types of machinery and computer equipment under agreements accounted for as capital leases and included in plant and equipment as follows at March 31:

	2019	2018
Cost	$7,709,000	$7,092,000
Less: accumulated depreciation	(2,306,000)	(1,446,000)
Total	$5,403,000	$5,646,000

Future minimum lease payments for the capital leases are as follows:

Year Ending March 31,
2020	$1,755,000
2021	1,311,000
2022	1,040,000
2023	719,000
2024	89,000
Total minimum lease payments	4,914,000
Less amount representing interest	(406,000)
Present value of future minimum lease payments	4,508,000
Less current portion of lease payments	(1,558,000)
Long-term portion of lease payments	$2,950,000

The current portion of lease payments of $1,558,000 is included in other current liabilities and the long-term portion of lease payments of $2,950,000 is included in other liabilities in the accompanying consolidated balance sheet at March 31, 2019.

12.	Debt

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

In June 2018, the Company entered into an amendment and restatement of the Credit Facility (as so amended and restated, the “Amended Credit Facility”) with a syndicate of lenders, and PNC Bank, National Association, as administrative agent, consisting of (i) a $200,000,000 revolving loan facility, subject to borrowing base restrictions, a $20,000,000 sublimit for borrowings by Canadian borrowers, and a $15,000,000 sublimit for letters of credit (the “Amended Revolving Facility”) and (ii) a $30,000,000 term loan facility (the “Amended Term Loans”). The loans under the Amended Credit Facility mature on June 5, 2023. The Amended Credit Facility permits the payment of up to $20,000,000 of dividends per fiscal year, subject to a minimum availability threshold and pro forma compliance with financial covenants. In connection with the Amended Credit Facility, the lenders were granted a security interest in substantially all of the assets of the Company. The Company wrote-off $303,000 of previously capitalized debt issuance costs and capitalized $1,815,000 of new debt issuance costs in connection with the Amended Credit Facility.

The Amended Term Loans require quarterly principal payments of $937,500 beginning October 1, 2018. The Amended Credit Facility bears interest at rates equal to either LIBOR plus a margin of 2.25%, 2.50% or 2.75% or a reference rate plus a margin of 1.25%, 1.50% or 1.75%, in each case depending on the senior leverage ratio as of the applicable measurement date. There is also a facility fee of 0.375% to 0.50%, depending on the senior leverage ratio as of the applicable measurement date. The interest rate was 5.24% on the Company’s Amended Term Loans and Amended Revolving Facility as of March 31, 2019.

On November 14, 2018, the Company entered into the First Amendment to the Amended Credit Facility (the “First Amendment”). The First Amendment, among other things, extended the due date for the quarterly financial statements required to be delivered under the Amended Credit Facility for the quarter ended September 30, 2018.

The Amended Credit Facility, among other things, requires the Company to maintain certain financial covenants including a maximum senior leverage ratio and a minimum fixed charge coverage ratio. The Company was in compliance with all financial covenants as of March 31, 2019.

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

The following summarizes information about the Company’s term loans at March 31:

	2019	2018
Principal amount of term loan	$28,125,000	$17,188,000
Unamortized financing fees	(253,000)	(207,000)
Net carrying amount of term loan	27,872,000	16,981,000
Less current portion of term loan	(3,685,000)	(3,068,000)
Long-term portion of term loan	$24,187,000	$13,913,000

Future repayments of the Company’s Amended Term Loans are as follows:

Year Ending March 31,
2020	3,750,000
2021	3,750,000
2022	3,750,000
2023	3,750,000
2024	13,125,000
Total payments	$28,125,000

The Company had $110,400,000 and $54,000,000 outstanding under the revolving facility at March 31, 2019 and 2018, respectively. In addition, $854,000 was reserved for letters of credit at March 31, 2019. At March 31, 2019, after certain adjustments, $88,746,000 was available under the Amended Revolving Facility.

13.	Contract Liabilities

Contract liabilities (see Note 4) are comprised as follows at March 31:

	2019	2018
Short-term contract liabilities
Customer allowances earned	$12,755,000	$11,370,000
Customer core returns accruals	3,933,000	4,697,000
Customer deposits	2,674,000	—
Accrued core payment, net	11,237,000	16,536,000
	$30,599,000	$32,603,000
Long-term contract liabilities
Customer core returns accruals	$25,722,000	$29,710,000
Accrued core payment, net	15,167,000	18,473,000
	$40,889,000	$48,183,000
Total contract liabilities	$71,488,000	$80,786,000

14.	Accounts Receivable Discount Programs

The Company uses receivable discount programs with certain customers and their respective banks. Under these programs, the Company may sell those customers’ receivables to those banks at a discount to be agreed upon at the time the receivables are sold. These discount arrangements allow the Company to accelerate receipt of payment on customers’ receivables.

The following is a summary of the Company’s accounts receivable discount programs:

	Years Ended March 31,
	2019	2018
Receivables discounted	$396,650,000	$357,224,000
Weighted average days	341	340
Weighted average discount rate	4.2%	3.3%
Amount of discount as interest expense	$15,867,000	$11,182,000
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

The Company had forward foreign currency exchange contracts with a U.S. dollar equivalent notional value of $32,524,000 and $31,304,000 at March 31, 2019 and 2018, respectively. These contracts generally have a term of one year or less, at rates agreed at the inception of the contracts. The counterparty to this derivative transaction is a major financial institution with investment grade credit rating; however, the Company is exposed to credit risk with this institution. The credit risk is limited to the potential unrealized gains (which offset currency fluctuations adverse to the Company) in any such contract should this counterparty fail to perform as contracted. Any changes in the fair values of forward foreign currency exchange contracts are reflected in current period earnings and accounted for as an increase or offset to general and administrative expenses.

The following shows the effect of the Company’s derivative instruments on its consolidated statements of operations:

	Gain (Loss) Recognized within General and Administrative Expenses
Derivatives Not Designated as Hedging Instruments	Years Ended March 31,
	2019	2018	2017
Forward foreign currency exchange contracts	$(972,000)	$752,000	$843,000

The fair value of the forward foreign currency exchange contracts of $207,000 and $1,179,000 are included in prepaid and other current assets in the accompanying consolidated balance sheets at March 31, 2019 and 2018, respectively. The changes in the fair values of forward foreign currency exchange contracts are included in other liabilities in the consolidated statements of cash flows for the years ended March 31, 2019, 2018, and 2017.

16.	Fair Value Measurements

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

The following sets forth by level within the fair value hierarchy, the Company’s financial assets and liabilities that were accounted for at fair value on a recurring basis according to the valuation techniques the Company used to determine their fair values at:

	March 31, 2019				March 31, 2018
	Fair Value Measurements Using Inputs Considered as				Fair Value Measurements Using Inputs Considered as
	Fair Value	Level 1	Level 2	Level 3	Fair Value	Level 1	Level 2	Level 3
Assets
Short-term investments Mutual funds	$3,273,000	$3,273,000	—	—	$2,828,000	$2,828,000	—	—
Prepaid expenses and other current assets
Forward foreign currency exchange contracts	207,000	—	$207,000	—	1,179,000	—	$1,179,000	—

Liabilities
Accrued liabilities
Short-term contingent consideration	2,816,000	—	—	$2,816,000	—	—	—	—
Other current liabilities
Deferred compensation	3,273,000	3,273,000	—	—	2,828,000	2,828,000	—	—
Other liabilities
Long-term contingent consideration	1,905,000	—	—	1,905,000	—	—	—	—

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

Forward Foreign Currency Exchange Contracts

The forward foreign currency exchange contracts are primarily measured based on the foreign currency spot and forward rates quoted by the banks or foreign currency dealers. During the years ended March 31, 2019 and 2018, a loss of $972,000 and a gain of $752,000, respectively, were recorded in general and administrative expenses due to the change in the value of the forward foreign currency exchange contracts.

Contingent Consideration

The Company’s contingent consideration is recorded in accrued expenses and other liabilities in its consolidated balance sheet at March 31, 2019, and is a Level 3 liability measured at fair value.

E&M Research and Development (“R&D”) Event Milestone

The fair value of the two-year R&D event milestone based on technology development and transfer was $2,190,000 at March 31, 2019 determined using a probability weighted method with the following assumptions commensurate with the term of the contingent consideration: (i) a risk-free interest rate ranging from 2.30% to 2.41%, (ii) counter party risk discount rate ranging from 6.30% to 6.41%, and (iii) total probability of 90% to 100%. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

E&M Gross Profit Earn-out Consideration

The initial fair value of the three-year gross profit earn-out consideration was $1,660,000 March 31, 2019 determined using a Monte Carlo Simulation Model. Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The assumptions used to determine the fair value is as follows:

March 31, 2019
Risk free interest rate	2.23%
Counter party rate	6.23%
Expected volatility	29.00%
Weighted average cost of capital	16.00%

Dixie Revenue Earn-out Consideration

The initial fair value of the two-year revenue earn-out consideration was $871,000 at March 31, 2019 determined using a Monte Carlo Simulation Model.

The assumptions used to determine the fair value is as follows:

March 31, 2019
Risk free interest rate	2.58%
Counter party rate	5.03%

Any subsequent changes in the fair value of the contingent consideration liability will be recorded in current period earnings as a general and administrative expense.

The following table summarizes the activity for financial assets and liabilities utilizing Level 3 fair value measurements:

Year Ended March 31,
2019
Contingent Consideration
Beginning balance	$—
Newly issued	4,400,000
Changes in revaluation of contingent consideration included in earnings	321,000
Exercises/settlements (1)	—
Net transfers in (out) of Level 3	—
Ending balance	$4,721,000

During the year ended March 31, 2019, the Company had no significant measurements of assets or liabilities at fair value on a nonrecurring basis subsequent to their initial recognition.

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

Operating Lease Commitments

The Company leases various facilities in North America and Asia under operating leases expiring through December 2032, including the two new buildings with 15-year leases in connection with its expansion in Mexico.

The remaining future minimum rental payments under the above operating leases are as follows:

Year Ending March 31,
2020	$7,405,000
2021	8,206,000
2022	7,862,000
2023	6,726,000
2024	6,696,000
Thereafter	65,321,000
Total minimum lease payments	$102,216,000

During the years ended March 31, 2019, 2018 and 2017, the Company incurred total operating lease expenses of $6,188,000, $4,362,000 and $3,495,000, respectively.

Commitments to Provide Marketing Allowances under Long-Term Customer Contracts

The Company has or is renegotiating long-term agreements with many of its major customers. Under these agreements, which in most cases have initial terms of at least four years, the Company is designated as the exclusive or primary supplier for specified categories of the Company’s products. Because of the very competitive nature of the market and the limited number of customers for these products, the Company’s customers have sought and obtained price concessions, significant marketing allowances, and more favorable delivery and payment terms in consideration for the Company’s designation as a customer’s exclusive or primary supplier. These incentives differ from contract to contract and can include (i) the issuance of a specified amount of credits against receivables in accordance with a schedule set forth in the relevant contract, (ii) support for a particular customer’s research or marketing efforts provided on a scheduled basis, (iii) discounts granted in connection with each individual shipment of product, and (iv) other marketing, research, store expansion or product development support. These contracts typically require that the Company meet ongoing performance standards. The Company’s contracts with its customers expire at various dates through December 2024. While these longer-term agreements strengthen the Company’s customer relationships, the increased demand for the Company’s products often requires that the Company increase its inventories and personnel. Customer demands that the Company purchase their Remanufactured Core inventory also require the use of the Company’s working capital.

The marketing and other allowances the Company typically grants its customers in connection with its new or expanded customer relationships adversely impact the near-term revenues, profitability, and associated cash flows from these arrangements. Such allowances include sales incentives and concessions and typically consist of: (i) allowances which may only be applied against future purchases and are recorded as a reduction to revenues in accordance with a schedule set forth in the long-term contract, (ii) allowances related to a single exchange of product that are recorded as a reduction of revenues at the time the related revenues are recorded or when such incentives are offered, and (iii) amortization of core premiums paid to customers generally in connection with new business.

The following summarizes the breakout of allowances discussed above, recorded as a reduction to revenues:

	Years Ended March 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Allowances incurred under long-term customer contracts	$29,612,000	$24,829,000	$23,684,000
Allowances related to a single exchange of product	92,588,000	79,851,000	67,870,000
Amortization of core premiums paid to customers	4,127,000	3,588,000	3,232,000
Total customer allowances recorded as a reduction of revenues	$126,327,000	$108,268,000	$94,786,000

The following presents the Company’s commitments to incur allowances, excluding allowances related to a single exchange of product, which will be recognized as a reduction to revenue when the related revenue is recognized:

Year Ending March 31,
2020	$29,612,000
2021	23,278,000
2022	4,922,000
2023	3,874,000
2024	2,185,000
Thereafter	2,806,000
Total marketing allowances	$66,677,000
18.	Significant Customer and Other Information

Significant Customer Concentrations

The Company’s largest customers accounted for the following total percentage of net sales:

	Years Ended March 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Customer A	38%	41%	44%
Customer B	22%	25%	21%
Customer C	23%	19%	19%

The Company’s largest customers accounted for the following total percentage of accounts receivable — trade at March 31:

	2019	2018
Customer A	34%	36%
Customer B	18%	16%
Customer C	16%	22%

Geographic and Product Information

The Company’s products are predominantly sold in the U.S. and accounted for the following total percentage of net sales:

	Years Ended March 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Rotating electrical products	79%	78%	78%
Wheel hub products	15%	17%	19%
Brake master cylinders products	2%	2%	3%
Other products	4%	3%	—%
	100%	100%	100%

Significant Supplier Concentrations

No suppliers accounted for more than 10% of the Company’s inventory purchases for the three-year period ended March 31, 2019.

19.	Income Taxes

On December 22, 2017, comprehensive tax reform legislation known as the Act was signed into law. The Act amends the Internal Revenue Code to reduce U.S. tax rates and modify policies, credits and deductions for individuals and businesses.

Also on December 22, 2017, the SEC provided guidance (Staff Accounting Bulletin 118 (“SAB 118”)) which provided for a one-year measurement period that allowed businesses time to evaluate the financial statement implications of the Act and to analyze its impact on financial statements issued during the measurement period. This was in recognition of the fact that the ultimate impact of the Act on a business’ financial statements could differ, perhaps materially, from the amounts originally estimated due to further refinement of tax calculations, changes in interpretations and assumptions related to the Act, guidance issued by taxing authorities and regulatory bodies, and actions businesses could take as a result of the Act. During the year ended March 31, 2018, the Company recorded provisional amounts by applying the guidance in SAB 118, as it had not yet completed the accounting for the tax effects of enactment of the Act. The Company recorded a one-time provisional non-cash tax charge of $2,709,000 due to the revaluation of deferred tax assets and liabilities. The one-time transition tax was estimated and recorded as a one-time provisional income tax expense of $530,000 at March 31, 2018. As the measurement under SAB 118 ended during the year ended March 31, 2019, the Company completed its accounting analysis of the cumulative foreign earnings, transitional tax liability, and non-cash tax charge for deferred revaluation under the Act. The year ended March 31, 2019 included a reduction of $50,000 to the provisional transition tax amount and a $102,000 increase to non-cash charge due to the revaluation of deferred tax assets and liabilities previously reported under SAB 118.

The income tax expense is as follows:

	Years Ended March 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Current tax expense
Federal	$680,000	$12,187,000	$10,085,000
State	647,000	1,425,000	395,000
Foreign	1,723,000	1,194,000	1,455,000
Total current tax expense	3,050,000	14,806,000	11,935,000

Deferred tax (benefit) expense
Federal	(2,087,000)	949,000	4,261,000
State	(295,000)	393,000	2,174,000
Foreign	(400,000)	(23,000)	(384,000)
Total deferred tax (benefit) expense	(2,782,000)	1,319,000	6,051,000
Total income tax expense	$268,000	$16,125,000	$17,986,000

Deferred income taxes consist of the following at March 31:

	2019	2018
		(As Adjusted)
Assets
Allowance for bad debts	$1,005,000	$1,044,000
Customer allowances earned	3,177,000	2,871,000
Allowance for stock adjustment returns	2,073,000	2,038,000
Inventory obsolescence reserve	3,701,000	1,666,000
Stock options	2,221,000	1,728,000
Estimate for returns	2,107,000	876,000
Accrued compensation	1,578,000	1,152,000
Net operating losses	2,088,000	1,079,000
Tax credits	1,495,000	1,363,000
Other	5,776,000	2,091,000
Total deferred tax assets	$25,221,000	$15,908,000

	2019	2018
		(As Adjusted)
Liabilities
Plant and equipment, net	(3,316,000)	(1,025,000)
Intangibles, net	(5,390,000)	(3,560,000)
Other	(3,278,000)	(3,072,000)
Total deferred tax liabilities	$(11,984,000)	$(7,657,000)
Less valuation allowance	$(3,748,000)	$(1,779,000)
Net deferred tax assets	$9,489,000	$6,472,000
Net long-term deferred income tax liability	(257,000)	(226,000)
Net long-term deferred income tax asset	9,746,000	6,698,000
Total	$9,489,000	$6,472,000

At March 31, 2019, the Company had state net operating loss carryforwards of $1,472,000. The net operating loss carryforwards expire beginning in fiscal year 2034.

Realization of deferred tax assets is dependent upon the Company’s ability to generate sufficient future taxable income. Significant judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against the Company’s net deferred tax assets. The Company makes these estimates and judgments about its future taxable income that are based on assumptions that are consistent with the Company’s future plans. A valuation allowance is established when the Company believes it is not more likely than not all or some of a deferred tax assets will be realized. In evaluating the Company’s ability to recover deferred tax assets within the jurisdiction in which they arise, the Company considers all available positive and negative evidence. Deferred tax assets arising primarily as a result of net operating loss carry-forwards and research and development credits in connection with the Company’s recent acquisitions have been offset completely by a valuation allowance due to the uncertainty of their utilization in future periods. Should the actual amount differ from the Company’s estimates, the amount of the valuation allowance could be impacted.

For the years ended March 31, 2019, 2018, and 2017, the primary components of the Company’s income tax expense were (i) foreign income taxed at rates that are different from the federal statutory rate, (ii) change in realizability of deferred tax items, (iii) impact of the non-deductible executive compensation under Internal Revenue Code Section 162(m), (iv) income taxes associated with uncertain tax positions, (v) the change in the blended state rate, and (vi) the excess tax benefit relating to share-based compensation.

The difference between the income tax expense at the federal statutory rate and the Company’s effective tax rate is as follows:

	Years Ended March 31,
	2019	2018	2017
		(As Adjusted)	(As Adjusted)
Statutory federal income tax rate	21.0%	31.5%	35.0%
State income tax rate, net of federal benefit	(3.7)%	3.6%	2.3%
Excess tax benefit from stock compensation	0.7%	(0.7)%	(1.4)%
Foreign income taxed at different rates	—%	(2.6)%	(0.7)%
Warrants	—%	(2.1)%	(2.4)%
Non-deductible executive compensation	(7.3)%	1.0%	0.8%
Change in valuation allowance	(15.3)%	4.8%	—%
Effects of mandatory redeemed repatriation	—%	1.5%	—%
Effects of U.S. tax rate changes	0.3%	8.0%	—%
Uncertain tax positions	1.8%	0.6%	(0.2)%
Research and development credit	1.3%	(0.2)%	—%
Non-deductible transaction costs	(2.1)%	—%	—%
Other income tax	(0.2)%	0.2%	(1.7)%
	(3.5)%	45.6%	31.7%

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions with varying statutes of limitations. At March 31, 2019, the Company is not under examination in any jurisdiction and the years ended March 31, 2018, 2017, and 2016 remain subject to examination. The Company believes no significant changes in the unrecognized tax benefits will occur within the next 12 months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Years Ended March 31,
	2019	2018	2017
Balance at beginning of period	$1,219,000	$1,092,000	$1,181,000
Additions based on tax positions related to the current year	91,000	234,000	141,000
Additions for tax positions of prior year	—	—	106,000
Reductions for tax positions of prior year	(227,000)	(107,000)	—
Settlements	—	—	(336,000)
Balance at end of period	$1,083,000	$1,219,000	$1,092,000

At March 31, 2019, 2018 and 2017, there are $938,000, $1,054,000 and $840,000 of unrecognized tax benefits that if recognized would affect the annual effective tax rate.

The Company recognizes interest and penalties accrued related to unrecognized tax benefits as part of income tax expense. During the years ended March 31, 2019, 2018, and 2017, the Company recognized approximately $(23,000), $5,000, and $51,000 in interest and penalties, respectively. The Company had approximately $124,000 and $146,000 for the payment of interest and penalties accrued at March 31, 2019 and 2018, respectively.

20.	Defined Contribution Plans

The Company has a 401(k) plan covering all employees who are 21 years of age with at least six months of service. The plan permits eligible employees to make contributions up to certain limitations, with the Company matching 50% of each participating employee’s contribution up to the first 6% of employee compensation. Employees are immediately vested in their voluntary employee contributions and vest in the Company’s matching contributions ratably over five years. The Company’s matching contribution to the 401(k) plan was $445,000, $389,000, and $353,000 for the years ended March 31, 2019, 2018, and 2017, respectively.

21.	Share-based Payments

At March 31, 2019, there were 342,000 shares of the Company’s common stock reserved for grants to the Company’s non-employee directors under the 2014 Non-Employee Director Incentive Award Plan (the “2014 Plan”). Under the 2014 Plan, (i) 40,238 and 35,659 of restricted stock units were issued and (ii) 201,084 and 236,976 shares of common stock were available for grant under this plan at March 31, 2019 and 2018, respectively.

At March 31, 2019, there were 3,950,000 shares of common stock reserved for grant to all employees of the Company under the 2010 Incentive Award Plan (the “2010 Plan”). Under the 2010 Plan, (i) 127,896 and 98,169 shares of restricted stock units were outstanding, (ii) options to purchase 1,274,165 and 1,046,298 shares of common stock were outstanding, (iii) 75,000 and 0 restricted shares were outstanding, and (iv) 1,040,728 and 1,573,810 shares of common stock were available for grant at March 31, 2019 and 2018, respectively.

In addition, at March 31, 2018 and 2017, options to purchase 63,000 and 97,000 shares of common stock, respectively, were outstanding under the 2004 Non-Employee Director Stock Option Plan. No options remain available for grant under this plan.

The shares of common stock issued upon exercise of a previously granted stock option are considered new issuances from shares reserved for issuance upon adoption of the various plans.

Stock Options

The following is a summary of stock option activity during the year:

	Number of Shares	Weighted Average Exercise Price
Outstanding at March 31, 2018	1,143,298	$16.97
Granted	259,136	$19.13
Exercised	(42,032)	$6.09
Forfeited	(23,237)	$25.46
Outstanding at March 31, 2019	1,337,165	$17.58

At March 31, 2019, options to purchase 420,970 shares of common stock were unvested at the weighted average exercise price of $22.58.

Based on the market value of the Company’s common stock at March 31, 2019, 2018, and 2017, the pre-tax intrinsic value of options exercised was $788,000, $913,000, and $2,477,000, respectively. The total fair value of stock options vested during the years ended March 31, 2019, 2018, and 2017 was $1,973,000, $1,572,000, and $1,290,000, respectively.

The following summarizes information about the options outstanding at March 31, 2019:

	Options Outstanding				Options Exercisable
Range of Exercise price	Shares	Weighted Average Exercise Price	Weighted Average Remaining Life In Years	Aggregate Intrinsic Value	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
$5.20 to $6.47	345,534	$6.43	3.65		345,534	$6.43
$6.48 to $18.20	229,200	9.55	4.10		229,200	9.55
$18.21 to $22.83	254,126	19.14	9.24		630	22.73
$22.84 to $28.04	230,166	26.05	7.36		121,197	24.91
$28.05 to $34.17	278,139	29.62	6.94		219,634	29.86
	1,337,165	$17.58	6.11	$6,436,000	916,195	$15.28	$6,436,000

The aggregate intrinsic values in the above table represent the pre-tax value of all in-the-money options if all such options had been exercised on March 31, 2019 based on the Company’s closing stock price of $18.87 as of that date.

At March 31, 2019, there was $2,682,000 of total unrecognized compensation expense from stock-based compensation granted under the plans, which is related to non-vested shares. The compensation expense is expected to be recognized over a weighted average vesting period of 1.8 years.

Restricted Stock Units and Restricted Stock (collectively “RSUs”)

During the years ended March 31, 2019 and 2018, the Company granted 179,725 and 77,854 shares of RSUs, respectively, with an estimated grant date fair value of $3,490,000 and $2,157,000, respectively, which was based on the closing market price on the date of grant. The fair value related to these awards is recognized as compensation expense over the vesting period. These awards generally vest in three equal installments beginning each anniversary from the grant date, subject to continued employment. Upon vesting, these awards may be net share settled to cover the required withholding tax with the remaining amount converted into an equivalent number of shares of common stock. Total shares withheld during the years ended March 31, 2019 and 2018 were 14,959 and 21,361, respectively, and was based on the value of these awards as determined by the Company’s closing stock price on the vesting date.

The following is a summary of changes in the status of non-vested RSUs during the year:

	Number of Shares	Weighted Average Grant Date Fair Value
Non-vested at March 31, 2018	133,828	$28.37
Granted	179,725	$19.42
Vested	(61,040)	$28.91
Forfeited	(9,379)	$24.86
Non-vested at March 31, 2019	243,134	$21.75

As of March 31, 2019, there was $2,565,000 of unrecognized compensation expense related to these awards, which will be recognized over the remaining vesting period of approximately 1.8 years.

22.	Litigation

The Company is subject to various lawsuits and claims. In addition, government agencies and self-regulatory organizations have the ability to conduct periodic examinations of and administrative proceedings regarding the Company’s business. Following an audit in fiscal 2019, the U.S. Customs and Border Protection stated that it believed that the Company owed additional duties of approximately $17 million from 2011 through mid-2018 relating to products that it imported from Mexico. The Company does not believe that this amount is correct and believes that it has numerous defenses and intends to dispute this amount vigorously. The Company cannot assure that the U.S. Customs and Border Protection will agree or that it will not need to accrue or pay additional amounts in the future.

23.	Share Repurchase Program

The Company’s board of directors have approved a stock repurchase program of up to $37,000,000 of its common stock. As of March 31, 2019, $15,692,000 had been utilized and $21,308,000 remained available to repurchase shares under the authorized share repurchase program, subject to the limit in the Amended Credit Facility. The Company retired the 675,561 shares repurchased under this program through March 31, 2019. The Company’s share repurchase program does not obligate it to acquire any specific number of shares and shares may be repurchased in privately negotiated and/or open market transactions.

24.	Accumulated Other Comprehensive Income (Loss)

The following summarizes the changes in accumulated other comprehensive income (loss) for the years ended March 31:

	2019			2018
	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total	Unrealized Gain on Short-Term Investments	Foreign Currency Translation	Total
Balance at March 31, 2018 and 2017	$746,000	$(6,174,000)	$(5,428,000)	$528,000	$(7,969,000)	$(7,441,000)
Cumulative-effect adjustment [see Note 3]	(746,000)	—	(746,000)	—	—	—
Balance at April 1, 2018 and 2017	$—	$(6,174,000)	$(6,174,000)	$528,000	$(7,969,000)	$(7,441,000)
Other comprehensive (loss) income, net of tax	—	(713,000)	(713,000)	218,000	1,795,000	2,013,000
Amounts reclassified from accumulated other comprehensive loss, net of tax	—	—	—	—	—	—
Balance at March 31, 2019 and 2018	$—	$(6,887,000)	$(6,887,000)	$746,000	$(6,174,000)	$(5,428,000)

25.	Subsequent Events

Credit Facility

On June 4, 2019, the Company entered into a second amendment to the Amended Credit Facility (the “Second Amendment”). The Second Amendment, among other things, (a) increases the total size of the Amended Revolving Facility to $238,620,000, (b) modifies the fixed charge coverage ratio financial covenant, (c) modifies the definition of “Consolidated EBITDA”, (d) modifies the borrowing base definition to, among other things, include brake-related products as eligible inventory, (e) increases the letter of credit sublimit to $20,000,000, (f) increases the Canadian revolving sublimit and swing line sublimit to $24,000,000, (g) increases the swing line sublimit to $23,862,000, (h) permits up to $5,000,000 of sale and lease back transactions per fiscal year, (i) increases the permitted amount of certain capital expenditures, (j) increases the permitted amount of operating lease obligations per fiscal year, and (k) increases certain other covenant-related baskets.

26.	Unaudited Quarterly Financial Data

The following summarizes selected quarterly financial data for the year ended March 31, 2019.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Adjusted)
Net sales	$91,668,000	$127,939,000	$124,113,000	$129,077,000
Cost of goods sold	75,316,000	102,228,000	102,952,000	103,127,000
Gross profit	16,352,000	25,711,000	21,161,000	25,950,000
Operating expenses:
General and administrative	12,091,000	8,997,000	12,331,000	12,553,000
Sales and marketing	4,392,000	4,537,000	5,149,000	5,464,000
Research and development	1,736,000	1,784,000	2,054,000	2,440,000
Total operating expenses	18,219,000	15,318,000	19,534,000	20,457,000
Operating (loss) income	(1,867,000)	10,393,000	1,627,000	5,493,000
Other expense:
Interest expense, net	5,075,000	5,699,000	5,764,000	6,689,000
(Loss) income before income tax (benefit) expense	(6,942,000)	4,694,000	(4,137,000)	(1,196,000)
Income tax (benefit) expense	(1,447,000)	1,181,000	(1,035,000)	1,569,000
Net (loss) income	$(5,495,000)	$3,513,000	$(3,102,000)	$(2,765,000)
Basic net (loss) income per share	$(0.29)	$0.19	$(0.16)	$(0.15)
Diluted net (loss) income per share	$(0.29)	$0.18	$(0.16)	$(0.15)

The following summarizes selected quarterly financial data for the year ended March 31, 2018:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Net sales	$94,695,000	$110,261,000	$102,878,000	$119,714,000
Cost of goods sold	68,843,000	84,234,000	76,817,000	90,621,000
Gross profit	25,852,000	26,027,000	26,061,000	29,093,000
Operating expenses:
General and administrative	5,888,000	8,615,000	11,915,000	9,059,000
Sales and marketing	3,394,000	3,457,000	4,048,000	4,131,000
Research and development	1,002,000	1,240,000	1,678,000	1,772,000
Total operating expenses	10,284,000	13,312,000	17,641,000	14,962,000
Operating income	15,568,000	12,715,000	8,420,000	14,131,000

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
Other expense:
Interest expense, net	3,314,000	3,522,000	3,953,000	4,656,000
Income before income tax expense	12,254,000	9,193,000	4,467,000	9,475,000
Income tax expense	4,434,000	3,598,000	6,994,000	1,099,000
Net income (loss)	$7,820,000	$5,595,000	$(2,527,000)	$8,376,000
Basic net income (loss) per share	$0.42	$0.30	$(0.13)	$0.44
Diluted net income (loss) per share	$0.40	$0.29	$(0.13)	$0.43

Quarterly and year-to-date computations of per share amounts are made independently. Therefore, the sum of per share amounts for the quarters may not agree with per share amounts for the year shown elsewhere in the Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts

Accounts Receivable — Allowance for doubtful accounts

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) bad debts expense	Acquisition		Amounts written off	Balance at end of period
2019	Allowance for doubtful accounts	$4,142,000	$224,000	$63,000	(1)	$329,000	$4,100,000
2018	Allowance for doubtful accounts	$4,140,000	$21,000	$—		$19,000	$4,142,000
2017	Allowance for doubtful accounts	$4,284,000	$3,000	$—		$147,000	$4,140,000
(1)	Allowance for doubtful accounts established in the opening balance sheet in connection with the Company’s January 2019 acquisition.

Accounts Receivable — Allowance for customer-payment discrepancies

Years Ended March 31,	Description	Balance at beginning of period	Charge to (recovery of) discrepancies expense	Acquisition	Amounts Processed	Balance at end of period
2019	Allowance for customer-payment discrepancies	$1,110,000	$731,000	$—	$987,000	$854,000
2018	Allowance for customer-payment discrepancies	$751,000	$998,000	$—	$639,000	$1,110,000
2017	Allowance for customer-payment discrepancies	$703,000	$718,000	$—	$670,000	$751,000

Inventory — Allowance for excess and obsolete inventory

Years Ended March 31,	Description	Balance at beginning of period	Provision for excess and obsolete inventory	Acquisition		Amounts written off	Balance at end of period
2019	Allowance for excess and obsolete inventory	$6,682,000	$11,153,000	$—		$5,936,000	$11,899,000
2018	Allowance for excess and obsolete inventory	$4,125,000	$8,491,000	$77,000	(2)	$6,011,000	$6,682,000
2017	Allowance for excess and obsolete inventory	$3,626,000	$3,864,000	$—		$3,365,000	$4,125,000
(2)	Allowance for excess and obsolete inventory established in the opening balance sheet in connection with the Company’s July 2017 acquisition.

S-1